Form 10-Q
period 2006-12-30
ACCURAY INC
filed 2007-03-15
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33301

ACCURAY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	20-8370041
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1310 Chesapeake Terrace

Sunnyvale, California 94089

(Address of principal executive offices including zip code)

(408) 716-4600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of March 1, 2007, there were 53,326,826 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended December 31, 2006

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	June 30,
	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,865	$27,856
Restricted cash	—	1
Accounts receivable, net of allowance for doubtful accounts of $20 at December 31, 2006 and June 30, 2006	18,841	11,698
Inventories	14,940	10,100
Prepaid expenses and other current assets	6,456	3,512
Deferred cost of revenue—current	10,106	4,810
Total current assets	66,208	57,977
Property and equipment, net	23,440	21,945
Goodwill	4,495	4,495
Intangible assets, net	1,317	1,446
Deferred cost of revenue—non-current	46,575	51,778
Other assets	1,688	982
Total assets	$143,723	$138,623
Liabilities, temporary equity and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable	$8,547	$4,726
Accrued compensation	7,493	8,561
Other accrued liabilities	5,617	6,494
Customer advances—current	13,802	10,338
Deferred revenue—current	36,223	31,641
Total current liabilities	71,682	61,760
Long-term liabilities:
Customer advances—non-current	10,601	12,191
Deferred revenue—non-current	116,053	118,023
Total liabilities	198,336	191,974
Commitments and contingencies (Note 6)
Temporary equity
Redeemable convertible preferred stock, no par value; authorized: 30,000,000 shares; issued and outstanding: 17,419,331 at December 31, 2006 and June 30, 2006 ; liquidation amount: $42,934 and $40,354 at December 31, 2006 and June 30, 2006, respectively.	27,504	27,504
Stockholders’ equity (deficiency)
Common stock, no par value; authorized: 70,000,000 shares; issued and outstanding: 16,206,327 and 16,243,150 shares at December 31, 2006 and June 30, 2006, respectively.	12,876	13,276
Additional paid-in capital	30,966	43,988
Notes receivable from stockholders	—	(206)
Deferred stock-based compensation	—	(17,272)
Accumulated other comprehensive income	15	—
Accumulated deficit	(125,974)	(120,641)
Total stockholders’ equity (deficiency)	(82,117)	(80,855)
Total liabilities, temporary equity and stockholders’ equity (deficiency)	$143,723	$138,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Net revenue:
Products	$19,309	$7,621	$46,076	$8,089
Shared ownership programs	2,585	2,031	4,811	3,715
Services	3,661	932	6,630	1,929
Other	792	742	1,601	1,464
Total net revenue	26,347	11,326	59,118	15,197
Cost of revenue:
Costs of products	7,363	2,809	18,080	3,237
Costs of shared ownership programs	696	699	1,302	1,232
Costs of services	2,960	970	4,629	1,564
Costs of other	626	488	1,102	960
Total cost of revenue	11,645	4,966	25,113	6,993
Gross profit	14,702	6,360	34,005	8,204
Operating expenses:
Selling and marketing	9,764	6,236	17,294	10,952
Research and development	6,132	4,366	12,314	8,910
General and administrative	6,136	3,605	10,755	6,387
Total operating expenses	22,032	14,207	40,363	26,249
Loss from operations	(7,330)	(7,847)	(6,358)	(18,045)
Other income (expense):
Interest and other income	167	94	436	208
Interest and other expense	(64)	(109)	(126)	(229)
Loss before provision for income taxes and cumulative effect of change in accounting principle	(7,227)	(7,862)	(6,048)	(18,066)
Provision for income taxes	64	74	123	80

Loss before cumulative effect of change in accounting principle	(7,291)	(7,936)	(6,171)	(18,146)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	838	—
Net loss	$(7,291)	$(7,936)	$(5,333)	$(18,146)

Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.45)	$(0.50)	$(0.38)	$(1.14)
Cumulative effect of change in accounting principle	—	—	0.05	—
Basic and diluted net loss per share	$(0.45)	$(0.50)	$(0.33)	$(1.14)
Weighted average common shares outstanding used in computing net loss per share:
Basic and diluted	16,209	15,942	16,234	15,881

Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:
Cost of revenue	$232	$265	$450	$419
Selling and marketing	$1,007	$762	$1,656	$1,291
Research and development	$471	$442	$920	$814
General and administrative	$1,164	$847	$2,062	$1,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended December 31,
	2006	2005

Cash Flows From Operating Activities
Net loss	$(5,333)	$(18,146)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,794	1,568
Stock-based compensation	5,088	4,214
Provision for bad debts	—	(44)
Loss on write-down of inventories	284	82
Loss on disposal of fixed assets	131	—
Accrued interest expense on note payable	—	98
Cumulative effect of change in accounting principle	(838)	—
Changes in assets and liabilities:
Accounts receivable	(7,370)	(12,455)
Inventories	(5,124)	(3,221)
Prepaid expenses and other current assets	(2,963)	(1,990)
Deferred cost of revenue	(93)	(14,054)
Other assets	(706)	(66)
Accounts payable	3,862	(389)
Accrued liabilities	(1,945)	5,709
Customer advances	1,874	5,041
Deferred revenue	2,612	40,310
Net cash provided by (used in) operating activities	(7,727)	6,657

Cash Flows From Investing Activities
Purchases of property and equipment	(4,332)	(5,835)
Restricted cash	1	105
Net cash used in investing activities	(4,331)	(5,730)

Cash Flows From Financing Activities
Exercise of common stock options for cash	52	223
Exercise of common stock warrants for cash	—	167
Net cash provided by financing activities	52	390

Effect of exchange rate changes on cash	15	18
Net increase (decrease) in cash and cash equivalents	(11,991)	1,335
Cash and cash equivalents at beginning of period	27,856	17,024
Cash and cash equivalents at end of period	$15,865	$18,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Organization

Accuray Incorporated (the ”Company”) was incorporated in California in December 1990 and commenced operations in January 1992. The Company was reincorporated in Delaware in February 2007. The Company designs, develops and sells the CyberKnife system, an image-guided robotic radiosurgery system used for the treatment of solid tumors anywhere in the body.

Subsequent Event - Initial Public Offering

In February 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 18,399,998 shares were sold and issued, including 8,000,000 shares sold by selling stockholders at an issue price of $18.00 per share. The Company raised a total of $187.2 million in gross proceeds from the IPO, or approximately $170.5 million in net proceeds after deducting underwriting discounts and commissions of $13.1 million and estimated other offering costs of approximately $3.6 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding and warrants outstanding automatically converted into 25,186,285 and 495,833 shares of common stock, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

On October 1, 2006, the Company prospectively changed its fiscal calendar to a 52- or 53- week period. The Company’s fiscal year ends on the Saturday closest to June 30th, so that in a 52-week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2007 and 2006 are both comprised of 52-weeks. For ease of presentation purposes, the condensed consolidated financial statements and notes refer to December 31, 2006 and 2005 as the quarter ends and June 30, 2006 as its most recent fiscal year end.

Basis of Presentation and Principles of Consolidation

In December 2003, the Company formed a wholly owned subsidiary, Accuray International SARL, headquartered in Geneva, Switzerland. The purpose of Accuray International is to manage the sales, marketing and service activities of Accuray’s international subsidiaries. In January 2004, the Company formed a wholly owned subsidiary, Accuray Europe SARL, headquartered in Paris, France. The purpose of Accuray Europe is to market the Company’s products in Europe. In January 2005, the Company completed the purchase of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”) and integrated this operation into the Company’s existing manufacturing operation. In October 2005, the Company formed a wholly owned subsidiary, Accuray UK Ltd, headquartered in London, United Kingdom. The purpose of Accuray UK Ltd is to market the Company’s products in the United Kingdom and other countries in northern Europe. In December 2005, the Company formed a wholly owned subsidiary, Accuray Asia Limited, headquartered in Hong Kong, SAR. The purpose of Accuray Asia Limited is to market the Company’s products in Asia. The condensed consolidated financial statements include the accounts of the subsidiaries, and all inter-company transactions and balances have been eliminated.

The accompanying condensed consolidated balance sheet as of December 31, 2006, the condensed consolidated statements of operations for the three and six months ended December 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended December 31, 2006 and 2005 and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of June 30, 2006 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Registration Statement on Form S-1 dated February 7, 2007.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the

Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of December 31, 2006, consolidated results of operations for the three and six months ended December 31, 2006 and 2005 and cash flows for the six months ended December 31, 2006 and 2005. The results for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the year ending June 30, 2007 or for any other interim period or for any future year. Certain prior period balances have been reclassified to conform with current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Key estimates and assumptions made by the Company relate to stock-based compensation, allowances, valuation allowances for deferred tax assets, impairment of long-lived assets, goodwill and deferred revenue and costs for services. Actual results could differ from those estimates.

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated comprehensive income within the statement of stockholders’ equity (deficiency). Foreign currency transaction gains and losses are included as a component of interest and other income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts and amounted to $6.4 million and $3.6 million at December 31, 2006 and June 30, 2006, respectively.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are mainly deposited with one major financial institution. At times, deposits in this institution exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

Accounts receivable are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations. The Company’s allowance for doubtful accounts was approximately $20,000 at both December 31, 2006 and June 30, 2006. For the three months ended December 31, 2006, the Company had five customers that represented approximately 65% of revenue. The Company had no customers that represented greater than 10% of revenue for the six months ended December 31, 2006. For the three and six months ended December 31, 2005, the Company had three customers that represented approximately 67% and 58% of revenue, respectively. At December 31, 2006 and June 30, 2006, the Company had three and two customers that represented approximately 58% and 44% of accounts receivable, respectively.

The Company is subject to risks common to companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, compliance with government regulations, uncertainty of widespread market acceptance of products, product liability and the need to obtain additional financing. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating its allowances, uncertainty continues to exist.

The products currently under development by the Company may require clearance by the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary clearance. If the Company was denied such clearance or such clearance was delayed, it could have a material adverse impact on the Company.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Excess and obsolete inventories are written down generally based on historical sales and forecasted demand, as judged by management. The Company determines inventory and product costs through use of standard costs which approximate actual average costs.

Revenue Recognition

Revenue is generated from the sale of products, shared ownership programs, and by providing related services, which include installation services, post-contract customer support (“PCS”), training and consulting. The Company’s products and upgrades to those products include software that is essential to the functionality of the products and accordingly, the Company accounts for the sale of its products pursuant to Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.

The Company recognizes product revenues for sales of the CyberKnife system, replacement parts and accessories when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. Payments received in advance of product shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation.

For arrangements with multiple elements, the Company allocates arrangement consideration to services and PCS based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for the services element is based upon the Company’s standard rates charged for the services when such services are sold separately or based upon the price established by management having the relevant authority when that service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the CyberKnife system, based upon the “residual method” as prescribed by SOP No. 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of; (1) delivery of all elements, or (2) establishment of VSOE of fair value for all undelivered elements.

For PCS arrangements that include specified or committed upgrades for which the Company has not established VSOE of fair value, all revenue is deferred and accounted for as described above. In fiscal year 2006, the Company began selling PCS contracts that only provide for upgrades when and if they become available. The Company has established VSOE of the fair value of PCS in these circumstances.

For arrangements with multiple elements that include the CyberKnife system, installation services, training services and a PCS service agreement, the Company recognizes the CyberKnife system and installation services revenue following installation and acceptance of the system by application of the residual method as prescribed in SOP No. 98-9 when VSOE of fair value exists for all undelivered elements in the arrangement, including PCS.

Upgrade services revenues relate to the sale of specialized services specifically contracted to provide current technology capabilities for units previously sold through a distributor into the Japan market. The upgrade programs include elements where VSOE of fair value has not been established for the PCS. As a result, associated revenues are deferred and recognized ratably over the term of the PCS arrangement, generally four years.

Service revenue for providing PCS, which includes warranty services, extended warranty services, unspecified when and if available product updates and technical support is deferred and recognized ratably over the service period, generally one year, until no further obligation exists. At the time of sale, the Company provides for the estimated incremental costs of meeting product warranty if the incremental warranty costs are expected to exceed the related service revenues. Training and consulting service revenues, that are not deemed essential to the functionality of the CyberKnife system, are recognized as such services are performed.

Costs associated with providing PCS and maintenance services are expensed when incurred, except when those costs are related to units where revenue recognition has been deferred. In those cases, the costs are deferred until the recognition of the related revenue and are recognized over the period of revenue recognition.

For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement. Sales to third party distributors are evidenced by a distribution agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. The Company records revenues from an arrangement with distributors based on a sell-through method where revenue is recognized upon shipment of the product to the end user customer once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exists, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

The Company’s agreements with customers and distributors do not contain product return rights.

The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers. If the Company determines that collection of a fee is not probable, the Company will defer the fee and recognize revenue upon receipt of cash.

The Company also enters into shared ownership programs with certain customers. Under the terms of such programs, the Company retains title to its CyberKnife system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon their use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront payments from the customer are deferred and recognized as revenue over the contractual period. Revenues from shared ownership programs are recorded as they become earned and receivable and are included within shared ownership program revenues in the consolidated statements of operations.

The CyberKnife systems associated with the Company’s shared ownership programs are recorded within property, plant and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within costs of products. The shared ownership programs typically have a term of five years. During this term the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be purchased as part of the arrangement. As of December 31, 2006, one former shared ownership program customer had purchased a CyberKnife system. The total selling price of $3.5 million was recorded in deferred revenue. As of December 31, 2006, no revenue has been recognized in the consolidated statement of operations from the sale of this system.

Future minimum revenues under the shared ownership arrangements as of December 31, 2006 are as follows (in thousands):

Year ending June 30,
2007 (remaining six months)	$1,564
2008	3,408
2009	3,408
2010	2,868
2011	2,082
2012 and thereafter	860
Total	$14,190

Total contingent revenues, included in shared ownership revenue, earned from the CyberKnife systems attributable to the shared ownership programs were $2.0 million and $3.6 million for the three and six months ended December 31, 2006, respectively, and $1.4 million and $2.7 million for the three and six months ended December 31, 2005, respectively.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and the satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance monthly minimum lease payments, which will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Service revenue is recognized ratably over the service period. Deferred other revenue results primarily from the Japan upgrade services programs and is due to timing differences between the receipt of cash payments for those upgrades and final delivery to the end user customer. Deferred cost of revenue consists of the direct costs associated with the manufacture of units, direct service costs and deferred costs associated with the Japan upgrade services for which the revenue has been deferred in accordance with the Company’s revenue recognition policies. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2006, there have been no such losses.

Stock-Based Compensation

Prior to July 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). Under SFAS 123, stock-based compensation expense is measured on the date of grant based on the fair value of the award.

Effective July 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123R”) using the modified prospective method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended December 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Prior to the adoption of SFAS 123(R), the Company adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. Upon adoption of SFAS 123(R), the Company recorded a cumulative effect of a change in accounting principle of approximately $838,000, net of tax of $0, to reflect this change in accounting for estimated forfeitures related to periods prior to July 1, 2006. During the three and six months ended December 31, 2006, the Company recognized $2.9 million and $5.1 million, respectively, of stock-based compensation expense for stock options granted to employees.

The impact of adopting SFAS 123R in the three and six months ended December 31, 2006, was as follows (in thousands, except per share amounts):

	Three months ended December 31, 2006			Six months ended December 31, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Loss from operations	$(7,498)	$168	$(7,330)	$(6,673)	$315	$(6,358)
Loss before income taxes	(7,395)	168	(7,227)	(6,363)	315	(6,048)

Loss before cumulative effect of a change in accounting principle, net of tax	(7,459)	168	(7,291)	(6,486)	315	(6,171)
Net loss	(7,459)	168	(7,291)	(6,486)	1,153	(5,333)

Basic and diluted earnings per share
Prior to cumulative effect of a change in accounting principle	$(0.46)	$0.01	$(0.45)	$(0.40)	$0.02	$(0.38)
Cumulative effect of a change in accounting principle	—	—	—	—	0.05	0.05
	$(0.46)	$0.01	$(0.45)	$(0.40)	$0.07	$(0.33)

During the three and six months ended December 31, 2006, the estimated fair value of the stock options granted is calculated at the date of grant using the Black-Scholes option pricing model, using fair values of common stock between $12.88 and $14.88 per share. Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term of options is based upon the vesting term of the Company’s options (i.e., 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate. The following weighted-average assumptions were used during the three and six months ended December 31, 2006:

	Three months ended	Six months ended
	December 31, 2006	December 31, 2006
Risk-free interest rate	5.07%	4.92%
Dividend yield	—	—
Weighted average expected life	6.25	6.25
Expected volatility	70.8%	76.7%

The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. In connection with the preparation of its financial statements, the Company determined the estimated fair value of its common stock in light of the expected completion of its initial public offering. The Company engaged Cogent Valuation, an unrelated third-party appraisal firm, to assist management in this process by providing a valuation analysis that valued the Company’s common stock.  During the three and six months ended December 31, 2005, the Company recognized $2.3 million and $4.2 million of stock-based compensation expense, net of reversals for cancellations, respectively, for stock options granted to employees.

The estimated fair value of the stock options granted is calculated at the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock between $6.35 and $7.06 per share and the following weighted-average assumptions during the three and six months ended December 31, 2005:

	Three months ended	Six months ended
	December 31, 2005	December 31, 2005
Risk-free interest rate	4.45%	4.45%
Dividend yield	—	—
Weighted average expected life	6.25	6.25
Expected volatility	87.6%	87.6%

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from outstanding stock options and warrants based on the treasury stock method. In periods when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method. In periods when a net loss is reported, such as the three and six months ended December 31, 2006 and 2005, these potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and diluted net loss per share results in the same value.

For the three and six months ended December 31, 2006, the basic and diluted net loss per share were based on weighted-average shares of 16,209,175 and 16,234,121, respectively.  For the three and six months ended December 31, 2005, the basic and diluted net loss per share were based on weighted-average shares of 15,941,896 and 15,881,437, respectively. The number of anti-dilutive shares excluded from the calculation of diluted net loss per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Preferred stock (as if converted)	25,186,285	25,186,285	25,186,285	25,186,285
Options to purchase common stock	9,511,261	7,604,523	8,931,546	7,912,410
Warrants	489,431	449,133	487,792	446,642
	35,186,977	33,239,941	34,605,623	33,545,337

The following table sets forth the basic and diluted per share computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Numerator:
Net loss (in thousands)	$(7,291)	$(7,936)	$(5,333)	$(18,146)
Denominator:
Basic and diluted weighted average shares of common stock outstanding	16,209,175	15,941,896	16,234,121	15,881,437
Basic and diluted net loss per share:	$(0.45)	$(0.50)	$(0.33)	$(1.14)

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, using tax rates expected to be in effect when the differences will reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the United States are insignificant.

The following summarizes revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
United States	$17,433	$9,864	$38,848	$12,242
Europe	7,296	117	11,576	301
Asia (except Japan)	218	100	5,938	155
Japan	1,400	1,245	2,756	2,499
Total	$26,347	$11,326	$59,118	$15,197

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that adoption of this standard will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”.  The standard defines fair value and provides a framework for using fair value to measure assets and liabilities.  SFAS No. 157 establishes the principle that fair value should consider characteristics specific to the asset or liability based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 is effective for the Company beginning in fiscal 2008, though early adoption is permitted. The Company has not yet determined the impact that adoption of this standard will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying misstatement in the current period. The SEC staff believes that registrants should quantify errors using both an iron curtain and a rollover approach and evaluate whether either approach results in a material misstatement in the reporting fiscal period, when all relevant quantitative and qualitative factors are considered. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with the option for early adoption. The Company does not expect that the adoption of SAB 108 will have a material impact on its results of operations or financial position.

3. BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31, 2006	June 30, 2006
Accounts receivable	$18,181	$10,866
Unbilled fees and services	680	852
	18,861	11,718
Less: Allowance for doubtful accounts	(20)	(20)
	$18,841	$11,698

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. As of December 31, 2006 and June 30, 2006, inventories consisted of the following (in thousands):

	December 31, 2006	June 30, 2006
Raw materials	$5,132	$4,447
Work-in-process	6,588	1,559
Finished goods	3,220	4,094
	$14,940	$10,100

4. GOODWILL AND OTHER PURCHASED INTANGIBLES

Goodwill and other intangible assets with indefinite lives are not amortized in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. SFAS 142 requires that the Company perform an annual test for impairment of intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. The Company performed the annual test for impairment in December 2006 concluding that there was no impairment of goodwill.

The amortization expense relating to intangible assets for the three and six months ending December 31, 2006 was approximately $64,000 and $129,000, respectively. The amortization expense relating to intangible assets for the three and six months ending December 31, 2005 was approximately $59,000 and $235,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at December 31, 2006 and June 30, 2006 (in thousands):

	December 31, 2006	June 30, 2006
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(493)	(364)
Intangible assets, net	$1,317	$1,446

The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized intangible assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of December 31, 2006, is as follows (in thousands):

Year ending June 30,
2007 (remaining six months)	$130
2008	259
2009	259
2010	259
2011	259
2012 and thereafter	151
Total	$1,317

5. SERVICE PLAN CONTRACTS

Service contract revenue for providing parts, warranty, product updates and upgrades and customer support is deferred and recognized ratably over the contractual service period, generally one year, until no further obligation exists.

Deferred service contract revenue included in deferred revenue was (in thousands):

Balance at June 30, 2006	$29,104
Add payments received	11,071
Less revenue recognized	(5,331)
Balance at December 31, 2006	$34,844

Costs incurred under service contracts included in cost of revenue were approximately $1.7 million and $2.6 million for the three and six months ended December 31, 2006, respectively, and approximately $317,000 and $568,000 during the three and six months ended December 31, 2005, respectively.

6. COMMITMENTS AND CONTINGENCIES

Royalty Agreements

In January 1991, July 1997 and January 1999, the Company entered into a license and royalty agreement in exchange for an exclusive license to use certain technology. Under these agreements, the Company is obligated to pay a predetermined amount for each CyberKnife system shipped that includes the licensed technology.  Royalty expense recognized in cost of revenue or deferred cost of revenue sold under these agreements were approximately $105,000 and $314,000 during the three and six months ended December 31, 2006, respectively, and approximately $309,000 and $633,000 for the three and six months ended December 31, 2005, respectively. Of these amounts, expense recorded in relation to Stanford University (“Stanford”) were $40,000 and $70,000 for the three and six months ended December 31, 2006, respectively, and $50,000 and $100,000 for the three and six months ended December 31, 2005, respectively. At December 31, 2006 and June 30, 2006, the Company had accrued amounts of approximately $105,000 and $284,000, respectively, which are included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement, of which approximately $40,000 and $20,000 at December 31, 2006 and June 30, 2006, respectively, were in relation to Stanford.

Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or future cash flows of the Company.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that are probable losses.

7. COMMON STOCK

As of June 30, 2006, the Company’s amended Articles of Incorporation authorized the Company to issue 70,000,000 shares of common stock. As of December 31, 2006 and June 30, 2006, 16,206,327 and 16,243,150 shares, respectively, of common stock were issued and outstanding.

In October 2006, the Company repurchased 64,626 shares of common stock from a stockholder and former employee of the Company. Proceeds from the repurchase totaling $452,000 were used to pay off two notes receivable from the stockholder of $206,000 and $227,000 and the related accrued interest on the notes.

Stock Option Plans

In 1993, the Company’s stockholders approved the 1993 Stock Option Plan (the “1993 Plan”). Under the 1993 Plan, the Board of Directors is authorized to grant options to purchase shares of common stock at fair value, as determined by the Board of Directors, to employees, directors and consultants for up to 1,744,268 shares.

In 1998, the Company’s stockholders approved the 1998 Equity Incentive Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors is authorized to grant options to purchase shares of common stock to employees, directors and consultants for up to 14,100,000 shares. As of December 31, 2006, the 1993 Plan continued to remain in effect along with the 1998 Plan.

Generally, the Company’s outstanding options vest at a rate of 25% per year. However, certain options granted to certain employees vest based upon performance. Continued vesting typically terminates when the employment or consulting relationship ends.

The maximum term of the options granted to persons who own at least 10% of the voting power of all outstanding stock on the date of grant is 5 years. The maximum term of all other options is 10 years.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company’s common stock on December 31, 2006 of $14.88 and the exercise price for stock options) that would have been received by option holders if all options had been exercised on December 31, 2006. The total intrinsic value of options exercised in the three and six months ended December 31, 2006 was approximately $9,000 and $176,000, respectively. Cash received from option exercises for the three and six months ended December 31, 2006 was $6,000 and $52,000, respectively.

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value as of December 31, 2006
Balance at June 30, 2006	10,900,285	$2.07
Options granted	1,504,280	$9.97
Options forfeited	(212,443)	$4.45
Options exercised	(27,803)	$1.87
Balance at December 31, 2006	12,164,319	$3.00	6.91
Vested or Expected to vest at December 31, 2006	11,894,307	$2.92	6.86	$142,289,082
Exercisable at December 31, 2006	7,766,052	$1.54	5.93	$103,619,616

As of December 31, 2006, there was approximately $28.8 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.83 years. The Company’s current practice is to issue new shares to satisfy share option exercises. The total fair value of shares vested during the three and six months ended December 31, 2006 were $2.0 million and $5.1 million, respectively. The total fair value of shares vested during the three and six months ended December 31, 2005 were $1.5 million and $4.2 million, respectively.

The weighted average grant date fair values of options granted were $10.40 and $10.39 per share for the three and six months ended December 31, 2006, respectively. The weighted average grant date fair value of options granted was $5.65 per share for both the three and six months ended December 31, 2005.

8. RELATED PARTY TRANSACTIONS

The Company recognized revenue of approximately $1.3 million and $2.5 million during the three and six months ended December 31, 2006, respectively, and approximately $1.2 million and $2.5 million during the three and six months ended December 31, 2005, respectively, relating to products and services provided to Meditec. Meditec’s parent, Marubeni Corporation, is a preferred stockholder of the Company. At December 31, 2006 and June 30, 2006, amounts of $22.6 million and $25.1 million, respectively, were recorded as deferred revenue and advances relating to payments made by Meditec for certain products and services. At December 31, 2006 and June 30, 2006, no amounts were due from Meditec.

The Company recognized revenue of approximately $389,000 and $3.5 million during the three and six months ended December 31, 2006, respectively, and approximately $49,000 and $195,000 during the three and six months ended December 31, 2005, respectively, relating to products and services provided to Stanford. The Company’s former Chief Executive Officer, Dr. John R. Adler, Jr., is an active member of the faculty at Stanford. Currently, he is a member of the Board of Directors and holds the position of Professor of Neurosurgery and Radiation Oncology at Stanford. At December 31, 2006 and June 30, 2006, amounts of approximately $533,000 and $1.3 million, respectively, were recorded as deferred revenue and advances relating to payments made by Stanford. Trade accounts receivable amounts due from Stanford were approximately $398,000 and $0 at December 31, 2006 and June 30, 2006, respectively. The Company also has a license agreement with Stanford as disclosed in Note 6.

The Company recognized revenue of approximately $13,000 for both the three and six months ended December 31, 2006, and $25,000 and $80,000 during the three and six months ended December 31, 2005, respectively, relating to products and services provided to President Medical Technology Co. (“President”). President is related to President International Investment Holdings, Ltd., a preferred stockholder of the Company. At both

December 31, 2006 and June 30, 2006, amounts of approximately $2.3 million were recorded as deferred revenue and advances relating to payments made by President for certain products and services. At December 31, 2006 and June 30, 2006, amounts of $0 and $1,000, respectively, were recorded as trade accounts receivable from President. In May 2006, President International Investment Holdings, Ltd. sold all of its interest in President.

In April 2006, the Company entered into a new consulting agreement with Dr. Adler, which terminated any prior consulting agreements. Under the existing consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $137,000 per year, payable at the beginning of each quarter beginning on April 1, 2006. Additionally Dr. Adler entered into a consulting agreement with the CyberKnife Society in April 2006. The Company assumed the contractual obligations of the CyberKnife Society under this agreement, effective as of October 3, 2006. Under this consulting agreement, Dr. Adler provides services to the CyberKnife Society and is entitled to receive a maximum compensation of $76,000 per year, payable at the beginning of each quarter beginning on April 1, 2006. This agreement has a term of one year and will renew for successive one-year periods, unless 30 days’ written notice of termination is provided by either party prior to the expiration of each one-year period. The Company paid Dr. Adler $53,000 and $88,000 for the three and six months ended December 31, 2006, respectively, and $52,000 and $103,000 pursuant to these agreements during the three and six months ended December 31, 2005, respectively.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2006 and results of operations for the three and six months ended December 31, 2006 and 2005 should be read together with our financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated.

Overview

We have developed the first and only commercially available intelligent robotic radiosurgery system, the CyberKnife system, designed to treat solid tumors anywhere in the body as an alternative to traditional surgery. The CyberKnife system combines continuous image-guidance technology with a compact linear accelerator that has the ability to move in three dimensions according to the treatment plan. Our image-guidance technology continuously acquires images to track a tumor’s location and transmits any position corrections to the robotic arm prior to delivery of each dose of radiation. Our compact linear accelerator, or linac, is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy the targeted tumor. This combination, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife system autonomously tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation typically with sub-millimeter accuracy. The CyberKnife procedure requires no anesthesia, can be performed on an outpatient basis and allows for the treatment of patients that otherwise would not have been treated with radiation or who may not have been good candidates for traditional surgery. In addition, the CyberKnife procedure avoids many of the potential risks and complications that are associated with other treatment options and is more cost effective than traditional surgery.

In July 1999, we obtained 510(k) clearance from the FDA to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. The CyberKnife system has also been approved for various indications in Japan, Korea, Taiwan, China and other countries. Our customers have reported that over 20,000 patients worldwide have been treated with the CyberKnife system since its commercial introduction.

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization, which as of December 31, 2006 included 23 sales personnel. Outside the United States, we sell to customers in over 30 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China and Tokyo, Japan.

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership programs. As of December 31, 2006, we had 91 CyberKnife systems installed at customer sites, including 80 sold and 11 pursuant to shared ownership programs.  Of the 91 systems sold and installed, 58 are in the United States, 24 are in Asia and 9 are in Europe.

Under the shared ownership program, we retain title to the CyberKnife system while the customer has use of the system. Our shared ownership contracts generally require a minimum monthly payment from the customer, and we may earn additional revenue based on the usage of the system at the site. Generally, minimum monthly payments are equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. We expect to continue to offer shared ownership programs to new customers and believe the number of installed units pursuant to and revenue from our shared ownership programs to increase in future periods, but to decrease as a percentage of total revenue as we recognize more revenue from CyberKnife systems sold to customers.

We manufacture and assemble our CyberKnife systems at our manufacturing facility in Sunnyvale, California. We purchase major components, including the robotic manipulator, treatment table or robotic couch, magnetron, which creates the microwaves for use in the linear accelerator, imaging cameras and computers from outside suppliers, some of which are single source. Our reliance on single source suppliers could harm our ability to meet demand for our products in a timely and cost effective manner. However, in most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. We manufacture certain other electronic and electrical subsystems, including the linear accelerator. We then assemble and integrate these components with our proprietary software and perform testing prior to shipment to customer sites.

We generate revenue by selling the CyberKnife system and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current list price for the CyberKnife system is approximately $4.1 million, which includes installation, initial training and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. The Diamond plan has a list price of $460,000 per year, and provides for annual renewal for four years including the one-year warranty period. The customer may cancel the service plan at any time. As of December 31, 2006, 65 of our customers had purchased service plans. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have future upgrade obligations. In these cases, we will recognize revenue, including Cyberknife product revenue, only when all upgrade obligations are satisfied.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For 2007, the Centers for Medicare and Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, has issued a final rule that will result in a downward adjustment to the reimbursement rates for treatments using our technology in the hospital outpatient setting. For the 2007 calendar year, under the finalized Medicare payment rules, the national payment rates for procedures billed using Medicare billing codes for treatments using the CyberKnife system are $3,896 for the first treatment and $2,645 for each treatment thereafter, up to a maximum of five treatments, which is a reduction of approximately 25 to 29 percent compared to 2006 payment rates. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the three and six months ended December 31, 2006. We believe that the implementation of this reimbursement reduction could impact purchasing decisions by physicians, hospitals and other healthcare providers and may reduce revenue generated through our shared ownership programs.

Our total net revenue was $26.3 million and $59.1 million during the three and six months ended December 31, 2006, respectively. Our net loss was $7.3 million and $5.3 million during the three and six months ended December 31, 2006, respectively.  Our net cash used in operating activities was $7.7 million during the six months ended December 31, 2006.  As of December 31, 2006, our backlog was approximately $327.9 million.

Our future success will depend in large part on our ability to establish and maintain a competitive position in the market. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Our business and sales and installation cycle does not immediately create recognizable revenue. As such, we must invest in sales and marketing activities 12 to 18 months prior to realizing the revenue from those activities. Our ability to achieve and maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth.

Material Weaknesses in Internal Controls

In connection with the audit of our consolidated financial statements for the year ended June 30, 2006, our independent registered public accounting firm identified material weaknesses and significant deficiencies in our internal controls over financial reporting. These weaknesses and deficiencies relate to a lack of segregation of duties and the misapplication of accounting policies, including policies related to revenue recognition and stock-based compensation.

Our efforts to remediate these material weaknesses in our internal controls over financial reporting consist of the following corrective actions: (i) hiring and training additional, qualified finance and accounting personnel; and

(ii) strengthening our processes and procedures related to complex revenue recognition and equity transactions. However, even after these corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks.

Although we have taken measures to remediate the material weaknesses as well as other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses, significant deficiencies and control deficiencies.

Financial Operations

Sales and Installation Cycle

The CyberKnife system has a relatively long sales and installation cycle because it is a major capital item for our customers and usually requires the approval of senior management at purchasing institutions. The typical sales and installation cycle is 12 to 18 months in duration and involves multiple steps, which may include pre-selling activity, execution of a letter of intent, or LOI, execution of contracts for the purchase or acquisition of the CyberKnife system and multiyear service plans, and installation of the CyberKnife system. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need, both of which must be granted by state and local government bodies. In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. On average it takes three months from the signing of an LOI to the execution of a contract. We typically receive a deposit at the time the CyberKnife system purchase contract is executed, and the remaining balance for the purchase of the CyberKnife system upon installation. The customer also typically signs a service plan contract at the time of signing a CyberKnife system purchase contract.

Upon installation, we recognize the CyberKnife system purchase price minus any specific undelivered elements, typically the fair value of one year of service. We recognize the fair value of the first year of service as revenue pro rata over the twelve months following installation. In addition, if the customer has purchased our Diamond plan and assuming annual renewals, we would receive the $460,000 payment at the beginning of the second, third and fourth years of the multiyear service plan and recognize the revenue pro rata over each year.

Legacy Service Plans

Prior to introducing our Diamond plan, we offered a Platinum Elite multiyear service plan, or Platinum plan. These legacy service plans are structured so that we have an obligation to deliver two upgrades per year over the course of the multiyear service plan. If we fail to deliver the upgrades, our customers are entitled to receive refunds of up to $200,000. Since November 2005, we no longer offer these legacy service plans to new customers.

The Platinum plan obligates us to deliver two upgrades per year during the term of the contract. We have not yet established fair value for those future obligations; hence, generally accepted accounting principles in the United States, or GAAP, requires that we cannot begin to recognize any of the revenue derived from the sale of the CyberKnife system or the associated service plans until those obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue and will be recognized as revenue when we fulfill all obligations to deliver upgrades. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we will ratably recognize the revenue from the purchase of the CyberKnife system and the Platinum plan over the remaining life of the contract.

Warranty

All customers purchasing a CyberKnife system receive a one-year warranty. In the event that a customer does not purchase a multiyear service plan, we recognize the CyberKnife system purchase price minus the fair value of one year of support upon installation. We recognize the value of one year of support pro rata over the twelve months following installation. If the customer does purchase a multiyear service plan, the revenue recognition is as described above.

Shared Ownership Programs Revenue

As of December 31, 2006, our shared ownership programs involved U.S. sites only. Revenue from our shared ownership programs that is based on a minimum monthly payment is recognized monthly. Revenue in excess of the monthly minimum is recognized upon our receipt of a usage report from our customer. We recognized revenue from shared ownership programs of $2.6 million and $4.8 million for the three and six months ended December 31, 2006, respectively and $2.0 million and $3.7 million for the three and six months ended December 31, 2005, respectively.  In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

The CyberKnife system shared ownership units are recorded within property, plant and equipment and are depreciated over their estimated life of ten years. Depreciation and warranty expense attributable to shared ownership units are recorded within product costs of revenue as they are incurred.

Japan Customized Service Revenue

In May and December 2003, we entered into separate contractual arrangements to deliver customized services to our distributor in Japan for 22 CyberKnife systems previously sold. These customized services consist of two upgrade levels and are being delivered over an extended period concurrent with the distributor’s efforts to coordinate delivery with their end user customers. Once the obligations under the upgrade programs for these 22 systems are complete, we do not plan to offer this customized service program and will instead be offering our standard multiyear service plans.

International Sales Revenue

For international sales, we recognize revenue once we have met all of our obligations associated with the purchase agreement, other than for undelivered service elements for which we have vendor specific objective evidence, or VSOE, of fair value. In most cases, this occurs after the distributor has shipped the unit to the end user, assuming all other obligations have been satisfied. Payments are sometimes secured through letters of credit. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification.

In November 2005, we introduced the Ruby multiyear service plan, or Ruby plan, for international customers. Under the Ruby plan, customers are eligible to receive software only upgrades when and if available. We expect to recognize revenue for Ruby plans in a manner similar to revenue recognition under our Diamond plans.

In situations with legacy plans where we have future obligations related to software upgrades that are subject to potential refunds, we defer revenue from the sale and service of the CyberKnife system until the final upgrade has been delivered and accepted. After we have delivered all upgrades associated with a service plan and thus eliminated any contractual right to a refund, we ratably recognize the revenue from the sale of the CyberKnife system and the plan over the remaining life of the contract or until we have VSOE of the fair value of remaining undelivered elements. Net revenue from international customers was $8.9 million and $20.3 million for the three and six months ended December 31, 2006, respectively, and $1.5 million and $3.0 million for the three and six months ended December 31, 2005, respectively.

Backlog

We define backlog as the sum of the following two components: deferred revenue and future payments that our customers are contractually committed to make, but which we have not yet received. Backlog includes non-contingent contractual commitments from CyberKnife system purchase agreements, service plans and minimum payment requirements associated with our shared ownership programs.  Backlog does not include signed contracts that have contingencies such as board approvals, financing dependencies or the formation of certain legal structures.

As of December 31, 2006, our backlog was approximately $327.9 million, which includes $152.3 million of deferred revenue and $175.6 million of contractually committed future payments from customers. Of the total backlog, $193.2 million represents CyberKnife system sales, and $134.7 million represents revenue through service plans and shared ownership programs. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. Although backlog includes contractual commitments from our customers, we may be unable to convert all of this backlog into recognized revenue due to factors outside our control.

Results of Operations

Overview

Our results of operations are divided into the following components:

Net revenue.  Our net revenue consists primarily of product revenue (revenue derived from the sale of CyberKnife systems), shared ownership programs revenue (revenue generated from shared ownership programs), services revenue (revenue generated from sales of upgrades, customized services and multiyear service plans) and other revenue (revenue from the sale of linacs for other uses).

Cost of revenue.  Cost of revenue consists primarily of material, labor and overhead costs. In future periods we expect cost of revenue to remain consistent with current levels, or decrease slightly as a percentage of total net revenue due to improved absorption of manufacturing overhead costs associated with increased production volumes, improved efficiencies for supplies and materials and improved labor and manufacturing efficiencies.

Selling and marketing expenses.  Selling and marketing expenses consist primarily of costs for personnel and costs associated with participation in medical conferences, physician symposia, and promotional activities. In future periods, we expect selling and marketing expenses to grow in absolute terms as we increase headcount and further increase participation in trade shows and symposia and invest in other marketing and promotional activities, but to decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale.

Research and development expenses.  Research and development expenses consist primarily of activities associated with our product development, regulatory, and clinical organizations. In future periods, we expect research and development expenses to grow in absolute terms as we increase headcount and development activities, but to decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale.

General and administrative expenses.  General and administrative expenses consist primarily of compensation and related costs for finance and human resources, and expenses related to accounting, legal and other consulting fees. In future periods, we expect general and administrative expenses to grow in absolute terms as we become subject to the reporting requirements of a public company and incur additional costs related to the overall growth of our business, but to decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale.

Interest and other income.  Interest and other income consists primarily of interest earned on our cash and cash equivalents.  We expect interest income to increase significantly in the second half of fiscal 2007 as we invest the proceeds from our IPO.

Interest and other expense.  Interest and other expense consists primarily of interest expense related to advance payments received in relation to our shared ownership program.

Deferred Revenue—Legacy Multiyear Service Plans

We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum and Gold service plans, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring the cash received for the purchase of the CyberKnife system and multiyear service plans until we have delivered all upgrades for which the customer is eligible to receive. Once we have satisfied obligations for delivery of upgrades under the plans, we recognize revenue pro rata over the remaining life of the service plan. We have not offered these legacy multiyear service plans to new customers since we introduced our Diamond plan in October 2005, but continue to service 45 legacy plans as of December 31, 2006. Therefore, our deferred revenue has been higher in certain periods where we have installed more units with legacy contracts, and it will be higher in the short term until we can satisfy the contractual obligations and recognize the revenue associated with those installed units. This has led to significant fluctuations in total net revenue in historical periods. Consequently, our operating expenses as a percentage of total net revenue are relatively higher, when compared to companies at a similar stage of commercialization, in the periods where we have had a higher mix of deferred revenue and thus lower total net revenue. In future periods, we expect operating expenses as a percentage of total net revenue to decline.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net revenue.  Total net revenue increased from $11.3 million for the quarter ended December 31, 2005 to $26.3 million for the quarter ended December 31, 2006. Product revenue increased from $7.6 million for the quarter ended December 31, 2005 to $19.3 million for the quarter ended December 31, 2006, primarily attributable to an increase in the number of CyberKnife system units shipped and installed and a change in the mix of service plans. In the quarter ended December 31, 2005, three CyberKnife system units were installed, including two units sold and one unit attributable to our shared ownership programs, compared to eight units installed, including seven units sold and one attributable to our shared ownership programs, in the quarter ended December 31, 2006. In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue from the sale of two and six CyberKnife systems in the quarters ended December 31, 2005 and 2006, respectively. Shared ownership revenue increased from $2.0 million for the quarter ended December 31, 2005 to $2.6 million for the quarter ended December 31, 2006, primarily due to an increase in the number of shared ownership sites and an increase in patient treatment volume at the existing sites. Service revenue increased from approximately $932,000 for the quarter ended December 31, 2005 to $3.7 million for the quarter ended December 31, 2006, primarily attributable to an increase in the number of customer sites under a service plan. Revenue from upgrades and sales of linacs, classified as “Other revenue” in our consolidated statements of operations, increased slightly from approximately $742,000 for the quarter ended December 31, 2005 to $792,000 for the quarter ended December 31, 2006.

Cost of revenue.  Total cost of revenue increased from $5.0 million for the quarter ended December 31, 2005 to $11.6 million for the quarter ended December 31, 2006. The increase was primarily attributable to an increase in the number of CyberKnife systems installed and recognized as revenue during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. As a percentage of total net revenue, total cost of revenue remained relatively consistent at 43.8% and 44.2% for the quarters ended December 31, 2005 and 2006, respectively.

Selling and marketing expenses.  Selling and marketing expenses increased from $6.2 million for the quarter ended December 31, 2005 to $9.8 million for the quarter ended December 31, 2006. The increase was primarily attributable to an increase of $685,000 in salary and related costs largely due to increased headcount, an increase of $1.1 million in marketing and advertising expenses due to an increase in promotional activities, an increase of $804,000 in consulting expenses, an increase of $581,000 in sales commissions and an increase of $245,000 in stock-based compensation expense. As a percentage of total net revenue, selling and marketing expenses decreased from 55.1% for the quarter ended December 31, 2005 to 37.1% for the quarter ended December 31, 2006.

Research and development expenses.  Research and development expenses increased from $4.4 million for the quarter ended December 31, 2005 to $6.1 million for the quarter ended December 31, 2006. The increase was primarily attributable to an increase of $1.4 million in salary and related costs largely due to increased headcount, an increase of $221,000 in purchases of non-inventory materials and an increase of $104,000 in travel and related expenses. As a percentage of total net revenue, research and development expenses decreased from 38.5% for the quarter ended December 31, 2005 to 23.3% for the quarter ended December 31, 2006.

General and administrative expenses.  General and administrative expenses increased from $3.6 million for the quarter ended December 31, 2005 to $6.1 million for the quarter ended December 31, 2006. The increase was primarily attributable to an increase of $1.7 million in salary and related costs largely due to increased headcount, an increase of $317,000 in stock-based compensation expense and an increase of $405,000 in other consulting fees. As a percentage of total net revenue, general and administrative expenses decreased from 31.8% for the quarter ended December 31, 2005 to 23.3% for the quarter ended December 31, 2006.

Interest and other income.  Interest and other income increased from $94,000 for the quarter ended December 31, 2005 to $167,000 for the quarter ended December 31, 2006. The increase was primarily due to larger cash balances kept in interest bearing accounts.

Interest and other expense.  Interest and other expense decreased from $109,000 for the quarter ended December 31, 2005 to $64,000 for the quarter ended December 31, 2006. The decrease was primarily attributable to a decrease in interest expense on advanced payments received from third party financing arrangements in connection with our shared ownership programs.

Provision for income taxes.  The provision for income taxes decreased from $74,000 for the quarter ended December 31, 2005 to $64,000 for the quarter ended December 31, 2006 due to a decrease in taxable income in foreign jurisdictions.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Net revenue.  Total net revenue increased from $15.2 million for the six months ended December 31, 2005 to $59.1 million for the six months ended December 31, 2006. Product revenue increased from $8.1 million for the six  months ended December 31, 2005 to $46.1 million for the six months ended December 31, 2006, primarily attributable to an increase in the number of CyberKnife system units shipped and installed and a change in the mix of service plans. In the six months ended December 31, 2005, eleven CyberKnife system units were installed, including nine units sold and two units attributable to our shared ownership programs, compared to fourteen units installed, including thirteen units sold and one attributable to our shared ownership programs, in the six months ended December 31, 2006. In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue from the sale of two and fourteen CyberKnife systems in the six months ended December 31, 2005 and 2006, respectively. Shared ownership revenue increased from $3.7 million for the six months ended December 31, 2005 to $4.8 million for the six months ended December 31, 2006, primarily due to an increase in the number of shared ownership sites and an increase in patient treatment volume at the existing sites. Service revenue increased from approximately $1.9 million for the six months ended December 31, 2005 to $6.6 million for the six months ended December 31, 2006, primarily attributable to an increase in the number of customer sites under a service plan. Revenue from upgrades and sales of linacs, classified as “Other revenue” in our consolidated statements of operations, increased from approximately $1.5 million for the six months ended December 31, 2005 to $1.6 million for the six months ended December 31, 2006.

Cost of revenue.  Total cost of revenue increased from $7.0 million for the six months ended December 31, 2005 to $25.1 million for the six months ended December 31, 2006. The increase was primarily attributable to an increase in the number of CyberKnife systems installed and recognized as revenue during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. As a percentage of total net revenue, total cost of revenue was 46.0% and 42.5% for the quarters ended December 31, 2005 and 2006, respectively. The decrease in total cost of revenue as a percentage of total net revenue was a result of improved absorption of manufacturing overhead costs associated with increased production volumes of CyberKnife systems and the significant increase in product revenue, which typically has a lower cost of revenue than other revenue streams.

Selling and marketing expenses.  Selling and marketing expenses increased from $11.0 million for the six months ended December 31, 2005 to $17.3 million for the six months ended December 31, 2006. The increase was primarily attributable to an increase of $1.9 million in salary and related costs largely due to increased headcount, an increase of $1.8 million in marketing and advertising expenses due to an increase in promotional activities, an increase of $838,000 in consulting expenses, an increase of $710,000 in travel expense, an increase of $581,000 in sales commissions and an increase of $365,000 in stock-based compensation expense. As a percentage of total net revenue, selling and marketing expenses decreased from 72.1% for the six months ended December 31, 2005 to 29.3% for the six months ended December 31, 2006.

Research and development expenses.  Research and development expenses increased from $8.9 million for the six months ended December 31, 2005 to $12.3 million for the six months ended December 31, 2006. The increase was primarily attributable to an increase of $2.4 million in salary and related costs largely due to increased headcount an increase of $952,000 in purchases of non-inventory materials, an increase of $234,000 in travel expenses, offset by a decrease of $508,000 of consulting fees. As a percentage of total net revenue, research and development expenses decreased from 58.6% for the six months ended December 31, 2005 to 20.8% for the six months ended December 31, 2006.

General and administrative expenses.  General and administrative expenses increased from $6.4 million for the six months ended December 31, 2005 to $10.8 million for the six months ended December 31, 2006. The increase was primarily attributable to an increase of $2.7 million in salary and related costs largely due to increased headcount, an increase of $371,000 in stock-based compensation expense, an increase of $317,000 in legal and accounting fees and an increase of $647,000 in other consulting fees. As a percentage of total net revenue, general and administrative expenses decreased from 42.0% for the six months ended December 31, 2005 to 18.2% for the six months ended December 31, 2006.

Interest and other income.  Interest and other income increased from $208,000 for the six months ended December 31, 2005 to $436,000 for the six months ended December 31, 2006. The increase was primarily due to larger cash balances kept in interest bearing accounts.

Interest and other expense.  Interest and other expense decreased from $229,000 for the six months ended December 31, 2005 to $126,000 for the six months ended December 31, 2006. The decrease was primarily attributable to a decrease in interest expense on advanced payments received from third party financing arrangements in connection with our shared ownership programs.

Cumulative effect of change in accounting principle.  For the six months ended December 31, 2006, we recorded a cumulative effect of a change in accounting principle of $838,000 related to our adoption effective July 1,

2006, of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, or SFAS 123R, related to our accounting for stock-based compensation. We had previously accounted for our stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, which permitted us to either estimate forfeitures in determining our stock-based compensation expense or to adjust the expense at the time forfeitures occurred. SFAS 123R requires that we estimate forfeitures. Since we had previously adjusted our stock-based compensation expense at the time forfeitures occurred, we have included in our consolidated statement of operations for the six months ended December 31, 2006 a cumulative effect of a change in accounting principle for the adjustment to reflect forfeitures related to compensation expense recorded in prior periods.

Provision for income taxes.  The provision for income taxes increased from $80,000 for the six months ended December 31, 2005 to $123,000 for the six months ended December 31, 2006 due to an increase in taxable income in foreign jurisdictions.

Stock-Based Compensation Expense

Effective July 1, 2006, we adopted SFAS 123R using the modified prospective method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce future net operating cash flows and increase net financing cash flows.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the six months ended December 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.  For the three and six months ended December 31, 2006, we recorded $2.9 million and $5.1 million of stock-based compensation expense, net of estimated forfeitures, respectively, for stock options granted to employees.

For the six months ended December 31, 2006, we recorded a cumulative effect of a change in accounting principle of $838,000 related to the adoption of SFAS 123R since we had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting principle reflects forfeitures related to periods prior to July 1, 2006.

As of December 31, 2006, there was approximately $28.8 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.83 years.

Prior to July 1, 2006, stock-based compensation expense was reflected on our income statement in accordance with SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or SFAS 148. In accordance with the requirements of SFAS 123, we recorded deferred stock-based compensation for the estimated fair value of options awarded on the date of grant. This deferred stock-based compensation was amortized to expense over the period during which the options become exercisable, generally four years. During the three and six months ended December 31, 2005, we reversed $99,000 and $313,000, respectively, of deferred stock-based compensation expense related to cancellations of unvested options of certain employees who had been granted stock options and subsequently terminated their employment with us. During the three and six months ended December 31, 2005 we amortized $2.3 million and $4.2 million of stock-based compensation expense, respectively, for stock options granted to employees.

Liquidity and Capital Resources

We have used cash from operations and the sale of our equity securities to fund our working capital needs and our capital expenditure requirements. Since our inception and through December 31, 2006, we have obtained financing of $40.4 million primarily through private placements of debt and equity securities, and the exercise of warrants and options. At December 31, 2006, we had $15.9 million in cash and cash equivalents. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

In February 2007, we completed our IPO of common stock in which a total of 18,399,998 shares were sold and issued, including 8,000,000 shares sold by selling stockholders at an issue price of $18.00 per share.  We raised a total of $187.2 million in gross proceeds from the IPO, or approximately $170.5 million in net proceeds after deducting underwriting discounts and commissions of $13.1 million and other offering costs of $3.6 million.

Six Months Ended December 31, 2006 and December 31, 2005

Cash Flows From Operating Activities.  Net cash used in operating activities was $7.7 million for the six months ended December 31, 2006. Our net loss of $5.3 million during the first six months of fiscal 2007 was offset by an increase in deferred revenue, net of deferred cost of revenue, of $2.5 million, an increase in customer advances of $1.9 million and non-cash charges of $5.1 million of stock-based compensation charges and $2.8 million of depreciation and amortization expense on purchases of property and equipment.  The increase in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period. The increase in customer advances is due to increased advanced payments made by customers for product shipments.  Significant working capital changes contributing to cash flows used in operations in the first half of fiscal 2007 included an increase in accounts receivable of $7.4 million, an increase in prepaid expenses and other current assets of $3.0 million, an increase in inventories of $5.1 million and a decrease in accrued liabilities of $1.9 million, offset by an increase in accounts payable of $3.9 million.

Net cash provided by operating activities was $6.7 million for the six months ended December 31, 2005. Our net loss of $18.1 million was offset by a $26.3 million increase in deferred revenue, net of deferred cost of revenue, non-cash charges of $4.2 million related to stock-based compensation charges and $1.6 million of depreciation and amortization expense on purchases of property and equipment. The increase in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, and the continued installation of units covered by our legacy service plans. Other significant working capital changes that contributed to positive cash flow in the first half of fiscal 2006 included an increase in accrued liabilities of $5.7 million primarily due to increases in accrued commissions on product shipments to a distributor and an increase in customer advances of $5.0 million due to increased advanced payments made by customers for product shipments. Significant working capital changes that offset positive cash flows in the first half of fiscal 2006 included an increase in accounts receivable of $12.5 million, an increase in inventory of $3.2 million and an increase in prepaid expenses and other current assets of $2.0 million as a result of increased business volume.

Cash Flows From Investing Activities.  Net cash used in investing activities was $4.3 million for the six months ended December 31, 2006 compared to $5.7 million for the six months ended December 31, 2005. The net cash used in investing activities in the first half of fiscal 2007 was primarily due to purchases of property and equipment of $4.3 million. In the first half of fiscal 2006, net cash used in investing activities was primarily due to purchases of property and equipment of $5.8 million, offset by a decrease in restricted cash of $105,000.

Cash Flows From Financing Activities.  Net cash provided by financing activities was $52,000 for the six months ended December 31, 2006 and was attributable to proceeds from the exercise of common stock options.  Net cash provided by financing activities was $390,000 for the six months ended December 31, 2005 and was attributable to proceeds from the exercise of common stock warrants of $167,000 and proceeds from the exercise of common stock options of $223,000.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•      revenue generated by sales of the CyberKnife system, shared ownership programs and service plans;

•      costs associated with our sales and marketing initiatives and manufacturing activities;

•      rate of progress and cost of our research and development activities;

•      costs of obtaining and maintaining FDA and other regulatory clearances of the CyberKnife system;

•                  effects of competing technological and market developments; and

•                  number and timing of acquisitions and other strategic transactions.

We believe that our current cash and cash equivalents, along with the cash we expect to generate from operations and our net proceeds from the IPO, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash and the net proceeds from the IPO are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual cash obligations as of December 31, 2006:

		Payments due by period
		Less than
	Total	1 year (remaining six months)	1 - 3 years	4 - 5 years
	(in thousands)
Operating leases	$6,117	$1,012	$4,642	$463

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form S-1 dated February 7, 2007, as filed with the U.S. Securities and Exchange Commission.  There have been no material changes in any of our accounting policies since June 30, 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

For direct sales outside the United States it is likely we will sell in the local currency. For the six months ended December 31, 2006, all of our executed sales contracts were denominated in U.S. dollars, with the exception of two sales contracts denominated in Euros. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

From time to time, we invest our excess cash primarily in money market funds, U.S. government securities, corporate bonds and commercial paper. Accordingly, we believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Previously Reported Material Weakness

As of the fiscal year ended June 30, 2006, management identified material weaknesses and significant deficiencies in our internal control over financial reporting, which are described below.

As described herein, and as previously reported in our Registration Statement on Form S-1, in connection with the audit of our consolidated financial statements for the years ended June 30, 2004, 2005 and 2006, our independent registered public accounting firm identified material weaknesses and significant deficiencies in our internal controls over financial reporting. These weaknesses and deficiencies relate to a lack of segregation of duties and the misapplication of accounting policies, including policies related to revenue recognition and stock-based compensation. These control deficiencies could result in a misstatement to certain of our accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Throughout the six months ended December 31, 2006, we implemented procedures designed to correct the material weaknesses noted above. Management continues to implement new processes and controls to expand our accounting staff to efficiently and timely execute our new procedures and enhance the training and education for our finance and accounting personnel. We are still evaluating the design of these new procedures.  Once placed in operation for a sufficient period of time, we will subject them to appropriate tests, in order to conclude whether they are operating effectively.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2006, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing and because of the material weaknesses and significant deficiencies noted, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

PART II.            OTHER INFORMATION

Item 1.                   Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.              Risk Factors

Risks Related to Our Business

We have a large accumulated deficit, expect future losses and may be unable to achieve or maintain profitability.

We have incurred net losses in every fiscal year since our inception. As of December 31, 2006, we had an accumulated deficit of $126.0 million. Even though we had net income for the three months ended September 30, 2006, we incurred a net loss for the three months ended December 31, 2006 and we may incur net losses in the future, particularly as we increase our manufacturing, sales and marketing, and administrative activities and as we continue our research and development activities. Our ability to achieve and maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We are required to defer revenue associated with our legacy multiyear service plans due to specified obligations related to the delivery of upgrades to the CyberKnife system. Therefore, our deferred revenue will be higher in the short term and we may not be able to recognize some portions of our deferred revenue until we have satisfied all obligations for delivery of upgrades. We cannot assure you that we will be able to achieve or maintain profitability. In the event we fail to achieve and maintain profitability, our stock price could decline.

If the CyberKnife system does not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Achieving physician, patient, hospital administrator and third-party payor acceptance of the CyberKnife system as a preferred method of tumor treatment will be crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife system unless they determine, based on experience, clinical data and other factors, that the CyberKnife system is a safe and effective alternative to current treatment methods. The CyberKnife system was initially used primarily for the treatment of tumors in the brain, and the broader use of the system to treat tumors elsewhere in the body has been a more recent development. As a result, physician and patient acceptance of the CyberKnife system as a comprehensive tool for treatment of solid tumor cancers anywhere in the body has not yet been fully demonstrated, particularly as compared to products, systems or technologies that have longer histories in the marketplace. The CyberKnife system is a major capital purchase and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. These and other factors may affect the rate and level of the CyberKnife system’s market acceptance, including:

•                the CyberKnife system’s price relative to other products or competing treatments;

•                effectiveness of our sales and marketing efforts;

•                capital equipment budgets of healthcare institutions;

•                perception by physicians and other members of the healthcare community of the CyberKnife system’s safety, efficacy and benefits compared to competing technologies or treatments;

•                publication in peer-reviewed medical journals of data regarding the successful use and longer term clinical benefits of the CyberKnife system;

•                willingness of physicians to adopt new techniques and the ability of physicians to acquire the skills necessary to operate the CyberKnife system;

•                extent of third-party coverage and reimbursement for procedures using the CyberKnife system;

•                development of new products and technologies by our competitors or new treatment alternatives;

•                regulatory developments related to manufacturing, marketing and selling the CyberKnife system both within and outside the United States;

•                perceived liability risks arising from the use of new products; and

•                unfavorable publicity concerning the CyberKnife system or radiation-based treatment alternatives.

If the CyberKnife system is unable to achieve or maintain market acceptance, our business would be harmed and our stock price would decline.

The high unit price of the CyberKnife system, as well as other factors may contribute to substantial fluctuations in our operating results and stock price.

Because of the high unit price of the CyberKnife system, and the relatively small number of units installed each quarter, each installation of a CyberKnife system can represent a significant component of our revenue for a particular quarter. Therefore, if we do not install a CyberKnife system when anticipated, our operating results may vary significantly and our stock price may be materially harmed. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance. In particular, factors which may contribute to these fluctuations may include:

•                timing of when we are able to recognize revenue associated with sales of the CyberKnife system, which varies depending upon the terms of the applicable sales and service contracts;

•                the proportion of revenue attributable to purchases of the CyberKnife system, shared ownership programs and installations associated with our legacy service plans;

•                timing and level of expenditures associated with new product development activities;

•                regulatory requirements in some states for a certificate of need prior to the installation of a radiation device;

•                delays in shipment due, for example, to unanticipated construction delays at customer locations where our products are to be installed, cancellations by customers, natural disasters or labor disturbances;

•                delays in our manufacturing processes or unexpected manufacturing difficulties;

•                timing of the announcement, introduction and delivery of new products or product upgrades by us and by our competitors;

•                timing and level of expenditures associated with expansion of sales and marketing activities such as trade shows and our overall operations;

•                disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services; and

•                changes in third party coverage and reimbursement, changes in government regulation, or a change in a customer’s financial condition or ability to obtain financing.

These factors are difficult to forecast and may contribute to substantial fluctuations in our quarterly revenues and substantial variation from our projections, particularly during the periods in which our sales volume is low. Any failure to meet investor expectations regarding our operating results may cause our stock price to decline.

We experience a long and variable sales and installation cycle, which may result in inconsistent quarterly results.

The CyberKnife system has a lengthy sales and purchase order cycle because it is a major capital equipment item and requires the approval of senior management at purchasing institutions. The sales process in the United States often begins with a letter of intent between us and the customer. After the letter of intent is signed, we enter into a definitive purchase contract with the customer. Generally following the execution of the contract, the customer begins the building or renovation of a facility to house the CyberKnife system, which together with the subsequent installation of the CyberKnife system, can take approximately 12 months or longer to complete. During this period, the customer must build a radiation-shielded facility to house their CyberKnife system. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit were denied for installation at a specific hospital or treatment center, our CyberKnife system could not be installed at that location.

Under our revenue recognition policy, we generally do not recognize revenue attributable to a CyberKnife system purchase until after installation has occurred. For international sales through distributors, we typically recognize revenue when the system is delivered to the end user’s site. Therefore the long sales cycle together with the timing of CyberKnife system shipments and installations may result in significant fluctuations in our reporting of quarterly revenues. Under our current forms of purchase and service contracts, we receive a majority of the purchase price for the CyberKnife system upon installation of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, such as:

•                procurement delay;

•                customer funding or financing delay;

•                organizational delay caused by customer personnel;

•                construction delay;

•                delay pending customer receipt of a building or radiation device installation permit; and

•                delay caused by weather or natural disaster.

In the event that a customer does not, for any of the reasons above or other reasons, proceed with installation of the system after entering into a purchase contract, we would only recognize the deposit portion of the purchase price as revenue. Therefore, delays in the installation of CyberKnife systems or customer cancellations would adversely affect our cash flows and revenue, which would harm our results of operations and could cause our stock price to decline.

If third-party payors do not continue to provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife system, our revenue would be adversely affected.

Our ability to commercialize our products successfully will depend in significant part on the extent to which appropriate coverage and reimbursement for our products and related procedures are obtained from third-party payors, including governmental payors such as Medicare. Third-party payors, and in particular managed care organizations, are increasingly challenging the prices charged for medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. These cost containment measures, if instituted in a manner affecting the coverage for or payment of our products, could have a material adverse effect on our operating results.

Uncertainty exists as to the coverage and reimbursement status of new medical products and services and new indications for existing products. The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. However, we cannot assure you that the

CyberKnife procedure will continue to be reimbursed at current rates or that third-party payors will continue to consider our products cost-effective relative to other treatments and provide coverage and reimbursement for our products, in whole or in part. For 2007, the Centers for Medicare and Medicaid Services, or CMS, has issued a final rule that will result in a downward adjustment to the reimbursement rates for treatments using our technology in the hospital outpatient department. For example, for the calendar years 2004 to 2006, the Medicare billing codes for treatments using the CyberKnife system in the hospital outpatient department were assigned a national payment rate of $5,250 for the first treatment and $3,750 for each treatment thereafter, up to a maximum of five treatments. For the 2007 calendar year, under the finalized Medicare payment rules, the national payment rate for procedures billed using these codes will be $3,896 and $2,645, respectively.

In addition, new billing codes for stereotactic radiosurgery have been established by the American Medical Association, effective 2007. The CMS has determined that the new codes would not be used for hospital outpatient claims under the prospective payment system for 2007 and, instead, existing billing codes for our technology would continue to be in effect. It remains unclear how the billing codes will be used for procedures in other settings for Medicare purposes or how they will be used by non-Medicare payors. Payment amounts for 2007 under the Medicare physician fee schedule for freestanding settings may result in a decrease from current payment amounts if these codes are required for billing our technology. Physicians, hospitals and other healthcare providers may be reluctant to purchase the CyberKnife system or may decline to do so entirely if they determine there is not sufficient coverage and reimbursement from third-party payors for the cost of the CyberKnife procedure. In addition, if physicians or hospital administrators believe that our CyberKnife system will add costs to a procedure, but will not add sufficient offsetting economic or clinical benefits, adoption could be impaired. Any reduction or limitation in use of the CyberKnife system could have an adverse impact on our sales.

Our success in international markets also depends upon the eligibility of reimbursement for the CyberKnife procedure through government-sponsored healthcare payment systems and third-party payors. Reimbursement and healthcare payment systems in international markets vary significantly by country and, within some countries, by region. In many international markets, payment systems may control reimbursement for procedures performed using new products as well as procurement of these products. In addition, as economies of emerging markets develop, these countries may implement changes in their healthcare delivery and payment systems. Furthermore, healthcare cost containment efforts similar to those underway in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue. Market acceptance of our products in a particular country may depend on the availability and level of reimbursement in that country. In the event that our customers are unable to obtain adequate reimbursement for the CyberKnife procedures in international markets in which we are selling, or are seeking to sell, CyberKnife systems, market acceptance of our products would be adversely affected.

Future legislative or regulatory changes to the healthcare system may affect our business.

Even if third-party payors provide adequate coverage and reimbursement for the CyberKnife procedure, adverse changes in third-party payors’ general policies toward reimbursement could preclude market acceptance for our products and materially harm our sales and revenue growth, which could cause our stock price to decline. In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposals to change the healthcare system, and some could involve changes that significantly affect our business. For instance, on December 8, 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which, among other things, established a new prescription drug benefit and changed reimbursement methodologies for drugs and devices used in hospital outpatient departments and in the home. In addition, certain federal regulatory changes occur at least annually. CMS has determined that, beginning in 2007, treatments in hospital outpatient departments using our technology will no longer be assigned a new technology classification and, instead, will be transitioned to a classification that would result in a reduction in Medicare payments to hospitals. Further, new billing codes that went into effect in 2007 may be required by third-party payors and may result in a decrease in payments for services using our technology. A downward adjustment in reimbursement could have a material adverse effect on our operations.

Future legislative or policy initiatives directed at reducing costs could be introduced at either the federal or state level. We cannot predict the impact on our business of any legislation or regulations related to the healthcare system that may be enacted or adopted in the future.

We are required to comply with federal and state “fraud and abuse” laws, and, if we are unable to comply with such laws, we could face substantial penalties and we could be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

We are directly, or indirectly through our customers, subject to various federal and state laws pertaining to healthcare fraud and abuse. These laws which directly or indirectly affect our ability to operate our business primarily include, but are not limited to, the following:

•                the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid; and

•                state law equivalents to the Anti-Kickback Statute, which may not be limited to government reimbursed items.

The following arrangements with purchasers and their agents have been identified by the Office of the Inspection General of the Department of Health and Human Services as ones raising potential risk of violation of the federal Anti-Kickback Statute:

•                Discount and free good arrangements that are not properly disclosed or accurately reported to federal health care programs;

•                Product support services, including billing assistance, reimbursement consultation and other services specifically tied to support of the purchased product, offered in tandem with another service or program (such as reimbursement guarantee) that confers a benefit to the purchaser;

•                Educational grants conditioned in whole or in part on the purchase of equipment, or otherwise inappropriately influenced by sales and marketing considerations;

•                Research funding arrangements, particularly post-market research activities, that are linked directly or indirectly to the purchase of products, or otherwise inappropriately influenced by sales and marketing considerations; and

•                Other offers of remuneration to purchasers that is expressly or impliedly related to a sale or sales volume, such as “prebates” and “upfront payment,” other free or reduced-price goods or services, and payments to cover costs of “converting” from a competitor’s products, particularly where the selection criteria for such offers vary with the volume or value of business generated.

We have various arrangements with physicians, hospitals and other entities which implicate these laws. For example, physicians own our stock who also provide medical advisory and other consulting and personal services. Similarly, we have a variety of different types of arrangements with our customers. For example, our placement and shared ownership programs entail the provision of our CyberKnife system to our customers under a deferred payment program, where we generally receive the greater of a fixed minimum payment or a portion of the revenues of services. Included in the fee we charge for the placement and shared ownership programs are a variety of services, including physician training, educational and marketing support, general reimbursement guidance and technical support, and, in the case of the placement program, certain services and upgrades are provided without additional charge based on procedure volume. In the past, we have also provided loans to our customers. We also provide research grants to customers to support customer studies related to, among other things, our CyberKnife systems. Certain of these arrangements do not meet Anti-Kickback Statute safe harbor protections, which may result in increased scrutiny by government authorities having responsibility for enforcing these laws.

If our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including significant civil and criminal penalties, damages, fines, imprisonment and exclusion from the Medicare and Medicaid programs. The impact of any such violations may lead to curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. If enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business. See “Business—Regulatory Matters” for further information regarding federal and state fraud and abuse laws.

Modifications, upgrades and future products related to the CyberKnife system or new indications may require new U.S. Food and Drug Administration, or FDA, premarket approvals or 510(k) clearances, and such modifications, or any defects in design or manufacture may require us to recall or cease marketing the CyberKnife system until approvals or clearances are obtained.

The CyberKnife system is a medical device that is subject to extensive regulation in the United States by local, state and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device’s design, development, testing manufacturing, labeling, storage, record keeping, reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that a particular device will be approved or cleared by the FDA through either the premarket approval process or 510(k) clearance process.

Medical devices may be marketed only for the indications for which they are approved or cleared. The FDA also may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of our device, or could impact our ability to market our currently cleared device. We are also subject to medical device reporting regulations which require us to report to the FDA if our products cause or contribute to a death or a serious injury, or malfunction in a way that would likely cause or contribute to a death or a serious injury. We also are subject to Quality System and Medical Device Reporting regulations, which regulate the manufacturing and installation and also require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. Our products are also subject to state regulations and various worldwide laws and regulations.

A component of our strategy is to continue to upgrade the CyberKnife system. Upgrades previously released by us required 510(k) clearance before we were able to offer them for sale. We expect our future upgrades will similarly require 510(k) clearance; however, future upgrades may be subject to the substantially more time consuming and uncertain premarket approval process.

The FDA requires device manufacturers to make a determination of whether or not a modification requires an approval or clearance; however, the FDA can review a manufacturer’s decision not to submit for additional approvals or clearances. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance. We cannot assure you that the FDA will agree with our decisions not to seek approvals or clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications.

We have obtained 510(k) clearances for the CyberKnife system for the treatment of tumors anywhere in the body where radiation is indicated. We have made modifications to the CyberKnife system in the past and may make additional modifications in the future that we believe do not or will not require additional approvals or clearances. If the FDA disagrees and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to the CyberKnife system and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA approval or clearance and we may be subject to significant regulatory fines or penalties.

In addition, even if the CyberKnife system is not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. Any recall could divert management’s attention, cause us to incur significant expenses, harm our reputation with customers, negatively affect our future sales and business, require redesign of the

CyberKnife system, harm our operating results, and result in a decline in our stock price. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

Our reliance on single source suppliers for critical components of the CyberKnife system could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary for the assembly of the CyberKnife system, including the robotic manipulator, imaging plates, treatment table, robotic couch and magnetron, which creates the microwaves for use in the linear accelerator. If any single source suppliers were to cease delivering components to us or fail to provide the components on a timely basis, we might be required to qualify an alternate supplier and we would likely experience a lengthy delay in our manufacturing processes, which would result in delays of shipment to end users. We cannot assure you that our single source suppliers will be able or willing to meet our future demands.

We generally do not maintain large volumes of inventory. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife system, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality requirements. We also will be required to assess the new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife system could harm our ability to generate revenue, lead to customer dissatisfaction and damage our reputation and cause the price of our common stock to decline.

Our accountants have identified and reported to us material weaknesses for the years ended June 30, 2004, 2005 and 2006, relating to our internal controls over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

In connection with the audit of our consolidated financial statements for the years ended June 30, 2004, 2005 and 2006, our independent registered public accounting firm identified material weaknesses and significant deficiencies in our internal controls over financial reporting. These weaknesses and deficiencies relate to a lack of segregation of duties and the misapplication of accounting policies, including policies related to revenue recognition and stock-based compensation.

Our independent registered public accounting firm was not, however, engaged to audit, nor has it audited, the effectiveness of our internal controls over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal controls over financial reporting. Likewise, we have not performed an evaluation of internal controls over financial reporting, as we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If such an evaluation had been performed or when we are required to perform such an evaluation, additional material weaknesses, significant deficiencies and other control deficiencies may have been or may be identified. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.

Even after any corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

•                faulty judgment, omissions or mistakes;

•                circumvention of our internal controls and procedures;

•                inappropriate management override of internal controls and procedures; and

•                risk that enhanced internal controls and procedures may still not be adequate to assure timely and reliable financial information, processing and reporting.

Although we have taken measures to remediate the material weaknesses as well as the other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses, significant deficiencies and control deficiencies. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses and the significant deficiencies and control deficiencies discussed above. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our consolidated financial statements. Any such failure could also adversely affect management’s assessment of our disclosure controls and procedures, required with the filing of our quarterly and annual reports after our initial public offering, and the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting that will be required when the Securities and Exchange Commission’s, or SEC’s, rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending June 30, 2008.

The existence of a material weakness could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Our industry is subject to intense competition and rapid technological change, which may result in products or new tumor treatments that are superior to the CyberKnife system. If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products may become less useful or obsolete and our operating results will suffer.

The medical device industry in general and the non-invasive cancer treatment field in particular are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery and other forms of minimally invasive procedures, chemotherapy or other drugs remain alternatives to the CyberKnife system. Also, we compete directly with traditional radiosurgery systems primarily from Elekta AB (publ), or Elekta, BrainLAB AG, the Integra Radionics business of Integra LifeSciences Holdings Corporation, or Radionics, and Varian Medical Systems, Inc., or Varian.

The market for standard linear accelerators is dominated by three companies: Elekta, Siemens AG and Varian. In addition, TomoTherapy Incorporated recently introduced a radiation therapy product. The CyberKnife system is not typically used to perform traditional radiation therapy and therefore does not usually compete directly with standard medical linacs that perform standard radiation therapy. However, some manufacturers of standard linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image-guidance systems to perform radiosurgery. In addition, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, drug treatment, gene therapy, which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes, and other approaches. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife system and its technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

Our competitive position also depends on:

•                widespread awareness, acceptance and adoption by the radiation oncology and cancer therapy markets of our products;

•                the discovery of new technologies that improve the effectiveness and productivity of the CyberKnife system radiosurgery process;

•                product coverage and reimbursement from third-party payors, insurance companies and others;

•                properly identifying customer needs and delivering new products or product enhancements to address those needs;

•                published studies supporting the efficacy and safety and long-term clinical benefit of the CyberKnife system;

•                limiting the time required from proof of feasibility to routine production;

•                limiting the timing and cost of regulatory approvals;

•                our ability to attract and retain qualified personnel;

•                the extent of our patent protection or our ability to otherwise develop proprietary products and processes;

•                securing sufficient capital resources to expand both our continued research and development, and sales and marketing efforts; and

•                obtaining any necessary United States or foreign marketing approvals or clearances.

If the CyberKnife system is not competitive based on these or other factors, our business would be harmed.

We must obtain and maintain regulatory approvals in international markets in which we sell, or seek to sell, our products.

In order for us to market and sell the CyberKnife system internationally, either through direct sales personnel or through distributors, we must obtain and maintain regulatory clearances applicable to the countries and regions in which we are selling, or are seeking to sell, our products. These regulatory approvals and clearances, and the process required to obtain and maintain them, vary substantially among international jurisdictions. In some jurisdictions, we rely on our distributors to manage the regulatory process and we are dependent on their ability to do so effectively. For example, in Japan, our clearances are currently limited to use of the CyberKnife system in the head and neck. In addition, our regulatory approval in Japan was suspended for a period of twelve months during 2002 as a result of a failure of our distributor to coordinate product modifications and obtain necessary regulatory clearances in a timely manner. As a result, the CyberKnife system was recalled in Japan and our former Japanese distributor was told to stop selling the CyberKnife system. In response, we retained a regulatory consultant who was not affiliated with our former Japanese distributor and worked with the Japanese Ministry of Health, Labor and Welfare and applied for, and received, approval to sell an updated version of the CyberKnife system under the name of CyberKnife II in Japan. By working with a new distributor, Chiyoda Technol Corporation, we were able to begin distributing the CyberKnife II system in 2004 with no probationary period. In the event that we are unable to obtain and maintain regulatory clearances for the CyberKnife system, including new clearances for system upgrades and use of the system anywhere in the body, in international markets we have entered or desire to enter, our international sales could fail to grow or decline. These events would harm our business and could cause our stock price to decline.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. For example, we may be unsuccessful in defending our patents and other proprietary rights against third party challenges.

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we have attempted to obtain patent coverage for our technology where available and appropriate, there are aspects of the technology for which patent coverage was never sought or never received. There are also countries in which we sell or intend to sell the CyberKnife system but have no patents or pending patent applications. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have several issued patents in the United States and in foreign countries protecting aspects of the CyberKnife system, our pending United States and foreign patent applications may not issue, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable.

Similarly, our issued patents and those of our licensors may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products which provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

We also license patent and other proprietary rights to aspects of our technology to third parties in fields where we currently do not operate as well as in fields where we currently do operate. Disputes with our licensees may arise regarding the scope and content of these licenses. Further, our ability to expand into additional fields with our technologies may be restricted by our existing licenses or licenses we may grant to third parties in the future.

In October 2006 and January 2007, we received correspondence from American Science and Engineering, Inc., or AS&E, expressing concerns that we may be using certain intellectual property we acquired from AS&E in a manner that breaches, or may breach, our contractual obligations under a license agreement with them in certain nonmedical fields. The intellectual property at issue relates to the development of a next-generation linac that could be used for medical as well as non-medical purposes. We are developing the technology used in the next-generation linac independently from the intellectual property we obtained from the HES acquisition. While we do not believe our activities breach or violate the terms of the license agreement, we cannot assure you that AS&E will not commence litigation on the grounds that we are in breach of our obligations under the license agreement.

The policies we use to protect our trade secrets may not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Litigating a trade secret claim is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge methods and know-how. If we are unable to protect our intellectual property rights, we may be unable to prevent competitors from using our own inventions and intellectual property to compete against us, and our business may be harmed.

Because the medical device industry is characterized by competing intellectual property, we may be sued for violating the intellectual property rights of others.

The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. In particular, the field of radiation treatment of cancer is well established and crowded with the intellectual property of competitors and others. A number of companies in our market, as well as universities and research institutions, have issued patents and have filed patent applications which relate to the use of stereotactic radiosurgery to treat solid cancerous and benign tumors.

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement. If we were unable to obtain a license or successfully redesign our system, we might be prevented from selling our system. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, or a settlement or ongoing royalties. In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed and our stock price may decline.

We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of medical device products. We may be held liable if the CyberKnife system causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical procedures, defects could result in a number of complications, some of which could be serious and could harm or kill patients. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which the CyberKnife system may be used, any of which could harm our reputation and business, result in a decline in revenue and cause our stock price to fall.

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. In 2002, we were subject to a product recall in Japan, as a result of a failure of our prior distributor to coordinate product modifications and obtain necessary regulatory approvals in a timely manner. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

The safety and efficacy of our products for certain uses is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.

Although we believe that the CyberKnife system has advantages over competing products and technologies, we do not have sufficient clinical data demonstrating these advantages for all tumor indications. For example, because our CyberKnife procedures are relatively new, we have limited clinical data relating to the effectiveness of the CyberKnife system as a means of controlling the growth of cancer at a particular body site. In addition, we have only limited five-year patient survival rate data, which is a common long-term measure of clinical effectiveness in cancer treatment. Further, future patient studies or clinical experience may indicate that treatment with the CyberKnife system does not improve patient outcomes. Such results could slow the adoption of our products by physicians, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. In addition, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, the FDA could rescind our clearances, our reputation with physicians, patients and others may suffer and we could be subject to significant legal liability.

The CyberKnife system has been in use for a limited period of time for uses outside the brain and the medical community has not yet developed a large quantity of peer-reviewed literature that supports safe and effective use in those locations in the body.

The CyberKnife system was initially cleared by regulatory authorities for the treatment of tumors in the brain and neck. More recently, the CyberKnife system has been cleared to treat tumors anywhere in the body where radiation is indicated, and our future growth is dependent in large part on continued growth in full body use of the system. Currently, however, there are a limited number of peer-reviewed medical journal publications regarding the safety and efficacy of the CyberKnife system for treatment of tumors outside the brain or spine. If later studies show that the CyberKnife system is less effective or less safe with respect to particular types of solid tumors, use of the CyberKnife system could fail to increase or could decrease and our growth and operating results would therefore be harmed.

International sales of the CyberKnife system account for a significant portion of our revenue, which exposes us to risks inherent in international operations.

We anticipate that a significant portion of our revenue will continue to be derived from sales of the CyberKnife system in foreign markets. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

•                economic or political instability;

•                shipping delays;

•                changes in foreign regulatory laws governing sales of medical devices;

•                difficulties in enforcing agreements with and collecting receivables from customers outside the United States;

•                longer payment cycles associated with many customers outside the United States;

•                adequate reimbursement for the CyberKnife procedure outside the United States;

•                failure of local laws to provide the same degree of protection against infringement of our intellectual property;

•                protectionist laws and business practices that favor local competitors; and

•                contractual provisions governed by foreign laws and various trade restrictions, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations.

In addition, future imposition of, or significant increases in, the level of customs duties, export quotas, regulatory restrictions or trade restrictions could materially harm our business. Currently, the majority of our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

We depend on third-party distributors to market and distribute the CyberKnife system in international markets. If our distributors fail to successfully market and distribute the CyberKnife system, our business will be materially harmed.

We depend on a limited number of distributors in our international markets. These international distribution relationships are exclusive by geographic region. We cannot control the efforts and resources our third-party distributors will devote to marketing the CyberKnife system. Our distributors may not be able to successfully market and sell the CyberKnife system, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife system at prices that will permit the product to develop, achieve or sustain market acceptance. If we or our distributors terminate our existing agreements, finding new distributors could be an expensive and time-consuming process and sales could decrease during and after any transition period. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not actively market the CyberKnife system or do not otherwise perform under our distribution agreements, our potential for revenue from international markets may be dramatically reduced, and our business could be harmed. In certain cases our distributors are responsible for the service and support of our CyberKnife systems.

We have limited experience and capability in manufacturing and may encounter manufacturing problems or delays that could result in lost revenue.

The CyberKnife system is complex, and requires the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have a limited history of manufacturing commercial quantities of the CyberKnife system. In particular, we have recently begun manufacturing compact linacs as a component of the CyberKnife system. Our linac components are extremely complex devices and require significant expertise to manufacture, and as a result of our limited manufacturing experience we may have difficulty producing needed materials in a commercially viable manner. We may encounter difficulties in scaling up production of the CyberKnife system, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production processes, controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. We are also subject to state requirements and licenses applicable to manufacturers of medical devices. Because our manufacturing processes include diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic unannounced inspections. We have been, and anticipate in the future to be, subject to such inspections. Our failure or the failure of a third-party supplier to pass a QSR inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we or our third-party suppliers have in all instances fully complied with all applicable requirements.

If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties who possess sufficient manufacturing facilities and capabilities in compliance with regulatory requirements. Even if we could outsource needed production or enter into licensing or other third party arrangements, this could reduce our gross margin and expose us to the risks inherent in relying on others. We also cannot assure you that our suppliers will deliver an adequate supply of required components on a timely basis or that they will adequately comply with the QSR. Failure to obtain these components on a timely basis would disrupt our manufacturing processes and increase our costs, which would harm our operating results.

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we cannot grow or achieve profitability.

We are highly dependent on the members of our senior management, operations and research and development staff. Our future success will depend in part on our ability to retain these key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry, particularly in northern California, is intense, and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. It is increasingly difficult to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. A significant portion of our compensation to our key employees is in the form of stock option grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain personnel in key positions, we may be unable to grow our business successfully.

If we do not effectively manage our growth, our business may be significantly harmed.

The number of our employees increased from 194 as of June 30, 2005 to 386 as of December 31, 2006. In addition, we have significantly expanded our development and operational facilities, including our acquisition of a linac manufacturing facility and our new manufacturing site. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

Any failure in our physician training efforts could result in lower than expected product sales and potential liabilities.

A critical component of our sales and marketing efforts is the training of a sufficient number of physicians to properly utilize the CyberKnife system. We rely on physicians to devote adequate time to learn to use our products. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity which could have an adverse effect on our product sales.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the NASDAQ Global Market, or NASDAQ, have required changes in corporate governance practices of public companies. In particular, as a public company we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding management assessment of internal controls. We will first become subject to Section 404 in connection with the audit of our consolidated financial statements for the fiscal year ending June 30, 2008, and we expect to incur substantial additional audit fees and costs for that year’s audit as well as for future audits. We expect that being a public company in the current regulatory environment will increase our financial and legal compliance costs and will make some activities more time-consuming and costly. In addition, we will incur other costs associated with public company reporting requirements.  We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

While we believe that our existing cash, short-term and long-term investments and the proceeds from our IPO will be sufficient to meet our anticipated cash needs for at least the next 12 months, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•                market acceptance of our products;

•                the need to adapt to changing technologies and technical requirements;

•                the existence of opportunities for expansion; and

•                access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to use, if at all.

We may attempt to acquire new businesses, products or technologies, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time consuming and may strain our resources. In addition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock.

Our operations are vulnerable to interruption or loss due to natural disasters, epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

Our manufacturing facility is located in a single location in Sunnyvale, California. We do not maintain a backup manufacturing facility, so we depend on our current facility for the continued operation of our business. In addition, we conduct a significant portion of other activities including administration and data processing at facilities located in the State of California which has experienced major earthquakes in the past, as well as other natural disasters. We carry limited earthquake insurance for inventory only. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, and result in large expenses to repair or replace the facilities. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, or SARS, especially in our major markets of North America, Europe and Asia could have a negative effect on travel and our business operations, and result in adverse consequences on our revenues and financial performance.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, which could lead to losses for stockholders.

Prior to our IPO, there had been no public market for our common stock.  We sold shares in our IPO at a price of $18.00 per share.  An active and liquid trading market for our common stock may not develop or be sustained.  Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•                regulatory developments related to manufacturing the CyberKnife system;

•                variations in our operating results;

•                changes in our operating results as a result of problems with our internal controls;

•                announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•                recruitment or departure of key personnel;

•                changes in the estimates of our operating results or changes in recommendations by any securities analyst that elects to follow our common stock;

•                market conditions in our industry, the industries of our customers and the economy as a whole;

•                sales of large blocks of our common stock; and

•                changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results.

Substantial sales of our common stock by our stockholders could depress our stock price regardless of our operating results.

Sales of substantial amounts of our common stock in the public market after this offering could reduce the prevailing market prices for our common stock. As of March 1, 2007, we have 53,326,826 shares of common stock outstanding. If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.  These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our directors, executive officers and major stockholders own approximately 32.6% of our outstanding common stock as of March 1, 2007, which could limit your ability to influence the outcome of key transactions, including changes of control.

As of March 1, 2007, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 32.6% of our outstanding common stock. As a result, a small number of stockholders will have voting control and would be able to control the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

We are subject to numerous risks in connection with Section 404 of the Sarbanes-Oxley Act.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal controls over financial reporting.  In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.  We will need to comply with this requirement commencing with our Annual Report on Form 10-K for the fiscal year ending June 30, 2008, and thereafter to each annual filing on Form 10-K.  To comply with this requirement, we are incurring additional expenses and a diversion of management’s time.  While we currently anticipate completion of testing and evaluation of our internal control over financial reporting with respect to the requirements of Section 404 of Sarbanes-Oxley in a timely fashion, we may not be able to accomplish this because the applicable requirements are complex and time-consuming.  In addition, as a result of our evaluation of internal control over financial reporting and related systems, we or our auditors had identified one or more material weaknesses in our internal control over financial reporting for the year ended June 30, 2006.

If we fail to evaluate our internal control over financial reporting and related systems in compliance with the requirements of Section 404, if we or our auditors determine that we have material weakness in our internal controls, if we fail to maintain the adequacy of our internal controls (including any failure to implement required new or improved controls), or if we experience difficulties in their implementation, our business and results of operations could be harmed, and we could fail to meet our reporting obligations which would negatively impact the market price of our shares and increase the volatility of our stock price.

We have implemented anti-takeover provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial in the opinion of our stockholders. These provisions include:

•                authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•                establishing a classified board of directors, which could discourage a takeover attempt;

•                prohibiting cumulative voting in the election of directors, which would limit the ability of less than a majority of stockholders to elect director candidates;

•                limiting the ability of stockholders to call special meetings of stockholders;

•                prohibiting stockholder action by written consent and requiring that all stockholder actions be taken at a meeting of our stockholders; and

•                establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change of control of our company. Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or 66 2/3% of the independent stockholders. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

An active trading market for our common stock may not develop.

Prior to our IPO, there had been no public market for our common stock. Although our common stock is listed on the NASDAQ Global Market, an active trading market for our shares may never develop or be sustained following this offering. Accordingly, stockholders may not be able to sell shares quickly or at the market price if trading in our stock is not active.

We have not paid dividends in the past and do not expect to pay dividends in the future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in our current and future debt agreements, and other factors our board of directors may deem relevant. We are subject to several covenants under our debt arrangements that place restrictions on our ability to pay dividends. If we do not pay dividends, a return on a stockholders’ investment will only occur if our stock price appreciates.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)       Sales of Unregistered Securities

We have issued and sold the following unregistered securities during the three months ended December 31, 2006.

1.             We sold an aggregate of 1,714 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of approximately $6,000 upon the exercise of stock options and stock awards.

2.             We granted stock options and stock awards to employees, directors and consultants under our 1998 Stock Plan covering an aggregate of 598,310 shares of common stock, with exercise prices ranging between $14.68 and $14.88 per share.

3.             In August, 2002 we issued a warrant to purchase 525,000 shares of our common stock, which was net exercised in connection with our IPO causing the issuance of 495,833 shares of common stock in connection with our IPO.

We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the sales and issuances of securities in the transactions described in paragraphs (1) and (2) above under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraph (3) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about we or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

(b)       Use of Proceeds from Public Offering of Common Stock

Our initial public offering of 18,399,998 shares of our common stock, par value $0.001 was effected through a Registration Statement on Form S-1 (Reg. No. 333-138622) which was declared effective by the Securities and Exchange Commission on February 7, 2007. We issued 18,399,998 shares, including 8,000,000 shares sold by selling stockholders, on February 12, 2007 for gross proceeds of $187.2 million. We paid the underwriters a commission of $13.1 million and incurred additional offering expenses of approximately $3.6 million.  After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $170.5 million.  The managing underwriters of our IPO were J.P. Morgan Securities Inc. and UBS Securities LLC.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds have been invested into short-term investment grade securities and money market accounts.  We have begun, and intend to continue to use, our net proceeds for sales and marketing activities to support the ongoing commercialization of the CyberKnife system, including, but not limited to, expansion of our sales force, additional participation in trade shows and symposia, and expanding our international sales and service presence, for research and development activities, including support of hardware and software product development and clinical study initiatives, and for increased working capital and general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. We have no present understandings, commitments or agreements to enter into any material acquisitions or investments. Pending these uses, we intend to invest the net proceeds of this offering in short-term, investment-grade interest-bearing securities or guaranteed obligations of the U.S. government.

(c)      Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price per Share
October 1 - October 28, 2006	64,626	$7.00
October 29 - November 25, 2006	—	$—
November 26 - December 30, 2006	—	$—

Total	64,626	$7.00

The Company does not have a publicly announced stock repurchase program.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Security Holders

On October 17, 2006, we solicited the written consent of our stockholders on the matter of amending our Amended and Restated Articles of Incorporation to clarify the rights, preferences and privileges of our preferred stockholders.  By written consent, stockholders holding 17,325,997 shares of preferred stock, or 97.2% of the outstanding shares of preferred stock on an as-if-converted to common basis as of October 17, 2006, the date of the written consent, stockholders holding 11,182,000 shares, or 100% of the outstanding shares of Series C preferred stock on an as-if-converted to common basis as of October 17, 2006, stockholders holding 11,921,435 shares of common stock, or 73.3% of the outstanding shares of common stock as of October 17, 2006  and stockholders holding 11,921,435 shares of common stock and stockholders holding 17,325,997 shares of preferred stock, or 87.8% of the outstanding shares of common stock and preferred stock on an as-if-converted to common basis as of October 17, 2006, approved such amendment.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.(1)
3.1	Amended and Restated Certificate of Incorporation of Registrant.(1)
3.2	Amended and Restated Certificate of Incorporation of Registrant, to be filed upon the completion of this offering.(1)
3.3	Amended and Restated Bylaws of Registrant.(1)
3.4	Amended and Restated Bylaws of Registrant, to be in effect upon the completion of this offering.(1)
4.1	Common Stock Warrant dated August 9, 2002 by and between Registrant and Hazem Chehabi, M.D.(1)
4.2

Investors’ Rights Agreement dated October 30, 2006 by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock.(1)

4.3	Form of Common Stock Certificate.(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Filed as an exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 13, 2006 (No. 333-138622), as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCURAY INCORPORATED

		By:	/s/ Euan S. Thomson
Euan S. Thomson
Chief Executive Officer and President

Date:	March 15, 2007

ACCURAY INCORPORATED

		By:	/s/ Robert E. McNamara
Robert E. McNamara
Executive Vice President and Chief Financial Officer
Date:	March 15, 2007

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.