Form 10-Q
period 2007-03-31
ACCURAY INC
filed 2007-05-14
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

As of May 4, 2007, there were 53,778,409 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)
(unaudited)

	March 31,	June 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$193,354	$27,856
Restricted cash	—	1
Accounts receivable, net of allowance for doubtful accounts of $20 at March 31, 2007 and June 30, 2006	15,285	11,698
Inventories	14,694	10,100
Prepaid expenses and other current assets	6,004	3,512
Deferred cost of revenue—current	25,066	4,810
Total current assets	254,403	57,977
Property and equipment, net	24,657	21,945
Goodwill	4,495	4,495
Intangible assets, net	1,252	1,446
Deferred cost of revenue—noncurrent	34,885	51,778
Other assets	1,350	982
Total assets	$321,042	$138,623
Liabilities, temporary equity and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable	$13,012	$4,726
Accrued compensation	10,586	8,561
Other accrued liabilities	4,037	6,494
Customer advances—current	16,391	10,338
Deferred revenue—current	45,809	31,641
Total current liabilities	89,835	61,760
Long-term liabilities:
Customer advances—noncurrent	8,769	12,191
Deferred revenue—noncurrent	102,590	118,023
Total liabilities	201,194	191,974
Commitments and contingencies (Note 6)

Temporary equity

Redeemable convertible preferred stock, no par value Authorized: 30,000,000 shares; issued and outstanding: none and 17,419,331 at March 31, 2007 and June 30, 2006, respectively; liquidation amount: none and $40,354 at March 31, 2007 and June 30, 2006, respectively.	—	27,504
Stockholders’ equity (deficiency)
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares and none at March 31, 2007 and June 30, 2006, respectively; no shares outstanding.	—	—

Common stock, $0.001 par value and no par value at March 31, 2007 and June 30, 2006, respectively; authorized: 100,000,000 and 70,000,000 shares at March 31, 2007 and June 30, 2006, respectively; issued and outstanding: 53,438,922 and 16,243,150 shares at March 31, 2007 and June 30, 2006, respectively.	53	13,276
Additional paid-in capital	246,571	43,988
Notes receivable from stockholders	—	(206)
Deferred stock-based compensation	—	(17,272)
Accumulated other comprehensive loss	(17)	—
Accumulated deficit	(126,759)	(120,641)
Total stockholders’ equity (deficiency)	119,848	(80,855)
Total liabilities, temporary equity and stockholders’ equity (deficiency)	$321,042	$138,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net revenue:
Products	$29,515	$12,261	$75,591	$20,350
Shared ownership programs	2,437	2,145	7,248	5,860
Services	4,579	1,134	11,209	3,063
Other	809	760	2,410	2,224
Total net revenue	37,340	16,300	96,458	31,497
Cost of revenue:
Costs of products	12,183	7,086	30,263	10,323
Costs of shared ownership programs	663	620	1,965	1,852
Costs of services	2,859	1,310	7,488	2,874
Costs of other	517	506	1,619	1,466
Total cost of revenue	16,222	9,522	41,335	16,515
Gross profit	21,118	6,778	55,123	14,982
Operating expenses:	.
Selling and marketing	9,830	6,319	27,124	17,271
Research and development	6,951	4,141	19,265	13,051
General and administrative	6,100	3,852	16,855	10,239
Total operating expenses	22,881	14,312	63,244	40,561
Loss from operations	(1,763)	(7,534)	(8,121)	(25,579)
Other income (expense):
Interest and other income	1,136	66	1,572	274
Interest and other expense	(96)	(106)	(222)	(335)
Loss before provision for income taxes and cumulative effect of change in accounting principle	(723)	(7,574)	(6,771)	(25,640)
Provision for income taxes	62	116	185	196
Loss before cumulative effect of change in accounting principle	(785)	(7,690)	(6,956)	(25,836)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	838	—
Net loss	$(785)	$(7,690)	$(6,118)	$(25,836)

Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.02)	$(0.48)	$(0.30)	$(1.62)
Cumulative effect of change in accounting principle	—	—	0.04	—
Basic and diluted net loss per share	$(0.02)	$(0.48)	$(0.26)	$(1.62)
Weighted average common shares outstanding used in computing net loss per share:
Basic and diluted	37,018	16,100	23,137	15,953
Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:
Cost of revenue	$398	$222	$848	$641
Selling and marketing	$1,247	$627	$2,903	$1,918
Research and development	$689	$407	$1,609	$1,220
General and administrative	$1,350	$767	$3,412	$2,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended March 31,
	2007	2006

Cash Flows From Operating Activities
Net loss	$(6,118)	$(25,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,464	2,567
Stock-based compensation	8,772	6,236
Provision for bad debts	2	(23)
Loss on write-down of inventories	604	814
Loss on disposal of fixed assets	210	53
Accrued interest expense on note payable	—	103
Cumulative effect of change in accounting principle	(838)	—
Changes in assets and liabilities:
Accounts receivable	(3,827)	(16,721)
Inventories	(5,198)	(2,920)
Prepaid expenses and other current assets	(2,904)	(1,882)
Deferred cost of revenue	(3,373)	(17,667)
Other assets	(372)	(62)
Accounts payable	8,380	1,681
Accrued liabilities	(278)	6,901
Customer advances	2,641	6,499
Deferred revenue	(1,060)	47,330
Net cash provided by operating activities	1,105	7,073

Cash Flows From Investing Activities
Purchases of property and equipment	(7,233)	(11,621)
Restricted cash	1	120
Net cash used in investing activities	(7,232)	(11,501)

Cash Flows From Financing Activities
Payment of note payable	—	(2,996)
Exercise of common stock options for cash	1,185	260
Payment received on notes used to exercise stock options	—	64
Proceeds from intial public offering, net of issuance costs	170,463	—
Exercise of common stock warrants for cash	—	167
Net cash provided by (used in) financing activities	171,648	(2,505)
Effect of exchange rate changes on cash	(23)	14
Net increase (decrease) in cash and cash equivalents	165,498	(6,919)
Cash and cash equivalents at beginning of period	27,856	17,024
Cash and cash equivalents at end of period	$193,354	$10,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. DESCRIPTION OF BUSINESS

Organization

Accuray Incorporated (the “Company”) was incorporated in California in December 1990 and commenced operations in January 1992. The Company was reincorporated in Delaware in February 2007.  The Company designs, develops and sells the CyberKnife system, an image-guided robotic radiosurgery system used for the treatment of solid tumors anywhere in the body.

Initial Public Offering

In February 2007, the Company completed its initial public offering (IPO) of common stock in which a total of  18,399,998 shares were sold and issued, including 8,000,000 shares sold by selling stockholders’ at an issue price of $18.00 per share.  The Company raised a total of $187.2 million in gross proceeds from the IPO, or approximately $170.5 million in net proceeds after deducting underwriting discounts and commissions of $13.1 million and estimated other offering costs of approximately $3.6 million.  Upon the closing of the IPO, all shares of convertible preferred stock outstanding and warrants outstanding automatically converted into 25,186,285 and 495,833 shares of common stock, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

On October 1, 2006, the Company prospectively changed its fiscal calendar to a 52- or 53- week period.  The Company’s fiscal year ends on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2007 and 2006 are both comprised of 52-weeks.

Basis of Presentation and Principles of Consolidation

In December 2003, the Company formed a wholly owned subsidiary, Accuray International SARL, headquartered in Geneva, Switzerland. The purpose of Accuray International is to manage the sales, marketing and service activities of Accuray’s international subsidiaries. In January 2004, the Company formed a wholly owned subsidiary, Accuray Europe SARL, headquartered in Paris, France. The purpose of Accuray Europe is to market the Company’s products in Europe. In January 2005, the Company completed the purchase of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”) and integrated this operation into the Company’s existing manufacturing operation. In October 2005, the Company formed a wholly owned subsidiary, Accuray UK Ltd, headquartered in London, United Kingdom. The purpose of Accuray UK Ltd is to market the Company’s products in the United Kingdom and other countries in northern Europe. In December 2005, the Company formed a wholly owned subsidiary, Accuray Asia Limited, headquartered in Hong Kong, SAR. The purpose of Accuray Asia Limited is to market the Company’s products in Asia. In January 2007, the Company formed a wholly owned subsidiary, Japan Accuray KK, headquartered in Tokyo, Japan.  The purpose of Japan Accuray KK is to market the Company’s products in Japan.  The condensed consolidated financial statements include the accounts of the subsidiaries, and all inter-company transactions and balances have been eliminated.

The accompanying condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three and nine months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2007 and 2006 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2006 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Registration Statement on Form S-1 dated February 7, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or US GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of March 31, 2007, consolidated results of operations for the three and nine months ended March 31, 2007 and 2006 and cash flows for the nine months ended March 31, 2007 and 2006.  The results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending June 30, 2007 or for any other interim period or for any future year.  Certain prior period balances have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Key estimates and assumptions made by the Company relate to stock-based compensation, allowances, valuation allowances for deferred tax assets, impairment of long-lived assets, goodwill and deferred revenue and costs for services. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts and amounted to $186.1 million and $3.6 million at March 31, 2007 and June 30, 2006, respectively.

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

Accounts receivable are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations. The Company’s allowance for doubtful accounts was approximately $20,000 at both March 31, 2007 and June 30, 2006.  For the three months ended March 31, 2007, the Company had one customer that represented approximately 11% of revenue.  The Company had no customers that represented greater than 10% of revenue for the nine months ended March 31, 2007.  For the three months ended March 31, 2006, the Company had three customers that represented approximately 54% of revenue.  For the nine months ended March 31, 2006, the Company had four customers that represented approximately 43% of revenue.  At March 31, 2007 and June 30, 2006, the Company had three and two customers that represented approximately 68% and 44% of accounts receivable, respectively.

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

The products currently under development by the Company may require clearance by the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary clearance. If the Company is denied such clearance or such clearance is delayed, it could have a material adverse impact on the Company.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Excess and obsolete inventories are written down generally based on historical sales and forecasted demand, as judged by management. The Company determines inventory and product costs through the use of standard costs which approximate actual average costs.

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

Other revenues primarily consist of upgrade services revenues related to the sale of specialized services specifically contracted to provide current technology capabilities for units previously sold through a distributor into the Japan market. The upgrade programs include elements where VSOE of fair value has not been established for the PCS. As a result, associated revenues are deferred and recognized ratably over the term of the PCS arrangement, generally four years.

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

The CyberKnife systems associated with the Company’s shared ownership programs are recorded within property, plant and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within costs of products.  The shared ownership programs typically have a term of five years. During this term the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be purchased as part of the arrangement. As of March 31, 2007, two former shared ownership program customers had each purchased a CyberKnife system. The total selling price in the aggregate for both systems was $6.5 million, of which $3.6 million was recorded in deferred revenue and system deposits at March 31, 2007. As of March 31, 2007, no revenue has been recognized in the consolidated statement of operations from the sale of these systems.

Future minimum revenues under the shared ownership arrangements as of March 31, 2007 are as follows (in thousands):

Year ending June 30,
2007 (remaining three months)	$715
2008	3,000
2009	3,000
2010	2,460
2011	1,980
2012 and thereafter	860
Total	$12,015

Total contingent revenues, included in shared ownership revenue, earned from the CyberKnife systems attributable to the shared ownership programs were $2.0 million and $5.7 million for the three and nine months ended March 31, 2007, respectively, and $1.5 million and $4.2 million for the three and nine months ended March 31, 2006, respectively.

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

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through March 31, 2007, there have been no such losses.

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

Effective July 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123(R)”) using the modified prospective method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended March 31, 2007 such that expense was recorded only for those stock-based awards that are expected to vest.  Prior to the adoption of SFAS 123(R), the Company adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123.  Upon adoption of SFAS 123(R), the Company recorded a cumulative effect of a change in accounting principle of approximately $838,000, net of tax of $0, to reflect this change in accounting for estimated forfeitures related to periods prior to July 1, 2006.

The impact of adopting SFAS 123R in the three and nine months ended March 31, 2007, was as follows (in thousands, except per share amounts):

	Three months ended			Nine months ended
	March 31, 2007			March 31, 2007
	Using			Using
	Previous Accounting	SFAS 123(R) Adjustments	As Reported	Previous Accounting	SFAS 123(R) Adjustments	As Reported
Loss from operations	$(2,046)	$283	$(1,763)	$(8,719)	$598	$(8,121)
Loss before income taxes	(1,006)	283	(723)	(7,369)	598	(6,771)

Loss before cumulative effect of a change in accounting principle, net of tax	(1,068)	283	(785)	(7,554)	598	(6,956)
Net loss	(1,068)	283	(785)	(7,554)	1,436	(6,118)

Basic and diluted earnings per share
Prior to cumulative effect of a change in accounting principle	$(0.03)	$0.01	$(0.02)	$(0.33)	$0.03	$(0.30)
Cumulative effect of a change in accounting principle	—	—	—	—	0.04	0.04

	$(0.03)	$0.01	$(0.02)	$(0.33)	$0.06	$(0.26)

In January 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Incentive Award Plan (“2007 Plan”) and 2007 Employee Stock Purchase Plan (“ESPP”).  For the three months ended March 31, 2007, options to purchase common stock and restricted stock units were granted.  The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123(R).

The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. Prior to the Company’s IPO, the Company engaged Cogent Valuation, an unrelated third-party appraisal firm, to assist management in this process by providing a valuation analysis that valued the Company’s common stock.   Following the IPO, the fair value of the Company’s common stock is determined by its closing market price published by the Nasdaq Global Market.

Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term of stock options is based upon the vesting term of the Company’s stock options (i.e., 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate.

During the three and nine months ended March 31, 2007, the estimated fair value of the stock options granted were calculated at the date of grant using the Black-Scholes option pricing model, using fair values of common stock between $12.88 and $29.25 per share.  For the three and nine months ended March 31, 2007, the Company recognized $2.9 million and $8.0 million, respectively, of stock-based compensation expense for stock options granted to employees.  The following weighted-average assumptions were used during the three and nine months ended March 31, 2007:

	Three months ended	Nine months ended
	March 31, 2007	March 31, 2007
Risk-free interest rate	4.72%	4.91%
Dividend yield	—	—
Weighted average expected life	6.25	6.25
Expected volatility	65.6%	76.4%

During the three and nine months ended March 31, 2006, the estimated fair value of the stock options granted were calculated at the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock between $6.35 and $7.48 per share.  For the three and nine months ended March 31, 2006, the Company recognized $2.0 million and $6.2 million, respectively, of stock-based compensation expense for stock options granted to employees.   The following weighted-average assumptions were used during the three and nine months ended March 31, 2006:

	Three months ended	Nine months ended
	March 31, 2006	March 31, 2006
Risk-free interest rate	4.45%	4.46%
Dividend yield	—	—
Weighted average expected life	6.25	6.25
Expected volatility	83.4%	87.3%

Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates.  During the three months ended March 31, 2007, the estimated fair value of ESPP shares was calculated at the date of grant using the Black-Scholes option pricing model, using a fair value of common stock of $18.00 per share.  Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term of options is based upon the offering period of the ESPP.  The risk-free rate for the expected term of the ESPP option is based on the U.S. Treasury Constant Maturity rate. For the three and nine months ended March 31, 2007, the Company recognized $168,000 of compensation expense related to its ESPP.  The following weighted-average assumptions were used during the three months ended March 31, 2007:

Three months ended
March 31, 2007
Risk-free interest rate	5.16%
Dividend yield	—
Weighted average expected life	0.75
Expected volatility	49.9%

In connection with the 2007 Plan, the Company issued restricted stock units during the three months ended March 31, 2007.  The Company recognized $571,000 of stock-based compensation expense, net of forfeitures for restricted stock units granted.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from outstanding stock options and warrants based on the treasury stock method. In periods when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method. In periods when a net loss is reported, potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and diluted net loss per share results in the same value.

For the three and nine months ended March 31, 2007, the basic and diluted net loss per share were based on weighted-average shares of 37,017,741and 23,136,575, respectively.   For the three and nine months ended March 31, 2006, the basic and diluted net loss per share were based on weighted-average shares of 16,099,809 and 15,953,165, respectively. The number of anti-dilutive shares excluded from the calculation of diluted loss per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Preferred stock (as if converted)	10,794,123	25,186,285	20,406,406	25,186,285
Options to purchase common stock	8,595,752	7,178,598	9,311,950	7,581,079
Warrants	—	453,474	—	449,133
	19,389,875	32,818,357	29,718,356	33,216,497

The following table sets forth the basic and diluted per share computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Numerator:
Net loss (in thousands)	$(785)	$(7,690)	$(6,118)	$(25,836)
Denominator:
Basic and diluted weighted average shares of common stock outstanding	37,017,741	16,099,809	23,136,575	15,953,165
Basic and diluted net loss per share:	$(0.02)	$(0.48)	$(0.26)	$(1.62)

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

The following summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
United States (including Puerto Rico)	$20,632	$9,189	$59,480	$21,431
Europe	10,789	2,978	22,365	3,279
Asia (except Japan)	4,583	2,894	10,521	3,049
Japan	1,336	1,239	4,092	3,738
Total	$37,340	$16,300	$96,458	$31,497

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 , which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. The Company has not yet determined the impact that adoption of this standard will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that adoption of this standard will have on its consolidated financial statements.

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

3. BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2007	June 30, 2006
Accounts receivable	$14,222	$10,866
Unbilled fees and services	1,083	852
	15,305	11,718
Less: Allowance for doubtful accounts	(20)	(20)
	$15,285	$11,698

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consisted of the following (in thousands):

	March 31, 2007	June 30, 2006
Raw materials	$7,873	$4,447
Work-in-process	3,057	1,559
Finished goods	3,764	4,094
	$14,694	$10,100

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

The amortization expense relating to intangible assets for the three and nine months ended March 31, 2007 was approximately $64,000 and $194,000, respectively.  The amortization expense relating to intangible assets for the three and nine months ended March 31, 2006 was approximately $65,000 and $177,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at March 31, 2007 and June 30, 2006 (in thousands):

	March 31, 2007	June 30, 2006
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(558)	(364)
Intangible assets, net	$1,252	$1,446

The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized intangible assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of March 31, 2007, is as follows (in thousands):

Year ending June 30,
2007 (remaining three months)	$65
2008	259
2009	259
2010	259
2011	259
2012 and thereafter	151
Total	$1,252

5. SERVICE PLAN CONTRACTS

Service contract revenue for providing parts, warranty, product updates and upgrades and customer support is deferred and recognized ratably over the contractual service period, generally one year, until no further obligation exists.

Deferred service contract revenue included in deferred revenue was (in thousands):

Balance at June 30, 2006	$29,104
Add payments received	17,354
Less revenue recognized	(9,991)
Balance at March 31, 2007	$36,467

Costs incurred under service contracts included in cost of revenue were approximately $1.7 million and $4.4 million for the three and nine months ended March 31, 2007, respectively, and approximately $365,000 and $933,000 during the three and nine months ended March 31, 2006, respectively.

6. COMMITMENTS AND CONTINGENCIES

Royalty Agreements

In January 1991, July 1997 and January 1999, the Company entered into a license and royalty agreement in exchange for an exclusive license to use certain technology.  Under these agreements, the Company is obligated to pay a predetermined amount for each CyberKnife system shipped that includes the licensed technology.   Royalty expense recognized in cost of revenue or deferred cost of revenue sold under these agreements were approximately $105,000 and $439,000 during the three and nine months ended March 31, 2007, respectively, and approximately $204,000 and $836,000 for the three and nine months ended March 31, 2006, respectively. Of these amounts, expense recorded in relation to Stanford University (“Stanford”) were, $55,000 and $150,000 for the three and nine months ended March 31, 2007, respectively, and $30,000 and $130,000 for the three and nine months ended March 31, 2006, respectively.  At March 31, 2007 and June 30, 2006, the Company had accrued amounts of approximately $100,000 and $284,000, respectively, which are included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement, of which approximately $45,000 and $20,000 at March 31, 2007 and June 30, 2006, respectively, were in relation to Stanford.

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

7. COMMON STOCK

As of March 31, 2007, the Company’s Amended and Restated Certificate Incorporation authorized the Company to issue 100,000,000 shares of common stock. As of March 31, 2007 and June 30, 2006, 53,438,922 and 16,243,150 shares, respectively, of common stock were issued and outstanding.

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

In 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Incentive Award Plan (the “2007 Plan”).  Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 4,500,000 shares.  As of March 31, 2007, the 1993 Plan and the 1998 Plan continued to remain in effect along with the 2007 Plan; however, options can no longer be granted from the 1993 and 1998 Plans.

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

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company’s common stock on March 31, 2007 of $22.24 and the exercise price for stock options) that would have been received by option holders if all options had been exercised on March 31, 2007. The total intrinsic value of options exercised in the three and nine months ended March 31, 2007 was approximately $18.3 million and $18.5 million, respectively. Cash received from option exercises for the three and nine months ended March 31, 2007 was $1.1 million and $1.2 million, respectively.

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value as of March 31, 2007
Balance at June 30, 2006	10,900,285	$2.07
Options granted	1,552,854	$23.43
Options forfeited	(293,183)	$4.84
Options exercised	(1,178,283)	$1.01
Balance at March 31, 2007	10,981,673	$5.13	6.73
Vested or Expected to vest at March 31, 2007	10,689,749	$4.90	6.68	$203,738,326
Exercisable at March 31, 2007	7,112,531	$1.73	5.77	$145,867,721

As of March 31, 2007, there was approximately $26.6 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.69 years. The Company’s current practice is to issue new shares to satisfy share option exercises.  The total fair value of shares vested during the three and nine months ended March 31, 2007 were $2.1 million and $7.2 million, respectively.  The total fair value of shares vested during the three and nine months ended March 31, 2006 were $2.2 million and $6.4 million, respectively.

The weighted average grant date fair values of options granted were $18.16 and $10.63 per share for the three and nine months ended March 31, 2007, respectively.  The weighted average grant date fair value of options granted was $5.44 and $5.63 per share for the three and nine months ended March 31, 2006, respectively.

Employee Stock Purchase Plan

In January 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 ESPP.  Under the ESPP, the Company is authorized to issue up to 1,000,000 shares of common stock.  Qualified employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally occurring every six months.  Employees’ payroll deductions may not exceed 10% of their compensation.  Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

The ESPP was initiated during the three months ended March 31, 2007.  As of March 31, 2007, there was approximately $769,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of 0.6 years.   The fair value of ESPP shares was $6.94 per share for the three months ended March 31, 2007.

Restricted Stock Units

Restricted stock units granted generally vest at a rate of 25% per year. However, certain restricted stock units granted to certain employees vest 10% upon the first anniversary year of the grant date, 20% upon the second anniversary year of the grant date, 30% upon the third anniversary year of the grant date and 40% upon the fourth anniversary year of the grant date. Continued vesting typically terminates when the employment relationship ends.

Restricted stock unit activity for the three months ended March 31, 2007 was as follows:

	Number of shares	Weighted-average grant date fair value
Restricted stock units granted	632,515	$28.40
Forfeited	(315)	28.47
Unvested restricted stock units at March 31, 2007	632,200	$28.40

As of March 31, 2007, there was approximately $17.4 million unrecognized compensation cost related to restricted stock units, which is expected to be recognize over a weighted-average period of 3.86 years.

8. RELATED PARTY TRANSACTIONS

The Company recognized revenue of approximately $1.3 million and $3.8 million during the three and nine months ended March 31, 2007, respectively, and approximately $1.2 million and $3.7 million during the three and nine months ended March 31, 2006, respectively, relating to products and services provided to Meditec.  Meditec’s parent, Marubeni Corporation, is a stockholder of the Company. At March 31, 2007 and  June 30, 2006, amounts of $19.4 million and $25.1 million, respectively, were recorded as deferred revenue and advances relating to payments made by Meditec for certain products and services. At March 31, 2007 and June 30, 2006, no amounts were due from Meditec.

The Company recognized revenue of approximately $113,000 and $3.6 million during the three and nine months ended March 31, 2007, respectively, and approximately $0 and $195,000 during the three and nine months ended March 31, 2006, respectively, relating to products and services provided to Stanford. The Company’s former Chief Executive Officer, Dr. John R. Adler, Jr., is an active member of the faculty at Stanford. Currently, he is a member of the Board of Directors and holds the position of Professor of Neurosurgery and Radiation Oncology at Stanford. At March 31, 2007 and June 30, 2006, amounts of approximately $383,000 and $1.3 million, respectively, were recorded as deferred revenue and advances relating to payments made by Stanford. At March 31, 2007 and June 30, 2006, no amounts were due from Stanford.  The Company also has a license agreement with Stanford as disclosed in Note 6.

The Company recognized revenue of approximately $105,000 and $118,000 for the three and nine months ended March 31, 2007, and $25,000 and $105,000 during the three and nine months ended March 31, 2006, respectively, relating to products and services provided to President Medical Technology Co. (“President”). President is related to President International Investment Holdings, Ltd., a stockholder of the Company. At March 31, 2007 and June 30, 2006, amounts of approximately $2.7 million and $2.3 million, respectively, were recorded as deferred revenue and advances relating to payments made by President for certain products and services. At March 31, 2007 and June 30, 2006, amounts of $1,000 were recorded as trade accounts receivable from President. In May 2006, President International Investment Holdings, Ltd. sold all of its interest in President.

In April 2006, the Company entered into a new consulting agreement with Dr. Adler, which terminated any prior consulting agreements.  Under this consulting agreement, Dr. Adler was entitled to receive a maximum compensation of $137,000 per year, payable at the beginning of each quarter beginning on April 1, 2006. Additionally Dr. Adler entered into a consulting agreement with the CyberKnife Society in April 2006. The Company assumed the contractual obligations of the CyberKnife Society under this agreement, effective as of October 3, 2006. Under this consulting agreement, Dr. Adler provides services to the CyberKnife Society and is entitled to receive a maximum compensation of $76,000 per year, payable at the beginning of each quarter beginning on April 1, 2006.

In April 2007, the Company entered into a new consulting agreement with Dr. Adler, which terminated the prior consulting agreement discussed above.   Under the new consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $149,100 per year, payable at the beginning of each quarter beginning on April 1, 2007.  This agreement has a term of one year and will renew for successive one-year periods, unless either party provides 30 days’ written notice of termination prior to the expiration of each one-year period. The Company recognized consulting expense for Dr. Adler $53,000 and $141,000 for the three and nine months ended March 31, 2007, respectively, and $4,000 and $107,000 pursuant to these agreements during the three and nine months ended March 31, 2006, respectively.

Item 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2007 and results of operations for the three and nine months ended March 31, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

In July 1999, we obtained 510(k) clearance from the FDA to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. The CyberKnife system has also been approved for various indications in Japan, Korea, Taiwan, China and other countries. Our customers have reported that over 30,000 patients worldwide have been treated with the CyberKnife system since its commercial introduction.

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization, which as of March 31, 2007 included 27 sales personnel. Outside the United States, we sell to customers in over 45 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China and Tokyo, Japan.

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership programs. As of March 31, 2007, we had 97 CyberKnife systems installed at customer sites, including 87 sold directly to customers and 10 pursuant to shared ownership programs.  Of the 97 systems sold and installed, 63 are in the United States, 25 are in Asia and 9 are in Europe.

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

We generate revenue by selling the CyberKnife system and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current list price for the CyberKnife system is approximately $4.1 million, which includes installation, initial training and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. The Diamond plan has a list price of $460,000 per year, and provides for annual renewal for four years including the one-year warranty period. The customer may cancel the service plan at any time. As of March 31, 2007, 70 of our customers had purchased service plans. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have future upgrade obligations. In these cases, we will recognize revenue, including CyberKnife product revenue, only when all upgrade obligations are satisfied.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For 2007, the Centers for Medicare and Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, has issued a final rule that will result in a downward adjustment to the reimbursement rates for treatments using our technology in the hospital outpatient setting. For the 2007 calendar year, under the finalized Medicare payment rules, the national payment rates for procedures billed using Medicare billing codes for treatments using the CyberKnife system are $3,896 for the first treatment and $2,645 for each treatment thereafter, up to a maximum of five treatments, which is a reduction of approximately 25 to 29 percent compared to 2006 payment rates. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the three and nine months ended March 31, 2007. We believe that the implementation of this reimbursement reduction could impact purchasing decisions by physicians, hospitals and other healthcare providers and may reduce revenue generated through our shared ownership programs.

Our total net revenue was $37.3 million and $96.5 million during the three and nine months ended March 31, 2007, respectively. Our net loss was $785,000 and $6.1 million during the three and nine months ended March 31, 2007, respectively.  Our net cash provided by operating activities was $1.1 million during the nine months ended March 31, 2007.  As of March 31, 2007, our backlog was approximately $558.7 million.

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

Shared Ownership Programs Revenue

As of March 31, 2007, our shared ownership programs involved U.S. sites only. Revenue from our shared ownership programs that is based on a minimum monthly payment is recognized monthly. Revenue in excess of the monthly minimum is recognized upon our receipt of a usage report from our customer.  We recognized revenue from shared ownership programs of $2.4 million and $7.2 million for the three and nine months ended March 31, 2007, respectively and $2.1 million and $5.9 million for the three and nine months ended March 31, 2006, respectively.  In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

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

Net revenue from international customers was $16.7 million and $37.0 million for the three and nine months ended March 31, 2007, respectively, and $7.1 million and $10.1 million for the three and nine months ended March 31, 2006, respectively.

Backlog

We define backlog as the sum of non-contingent contractual commitments and signed contingent contracts that the Company believes have a substantially high probability of being booked as revenue from CyberKnife system purchase agreements, service plans and minimum payment requirements associated with our shared ownership programs.

As of March 31, 2007, our backlog was approximately $558.7 million. Of the total backlog, $305.4 million represents CyberKnife system sales, and $253.3 million represents service plans and other recurring revenues. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. Although backlog includes contractual commitments from our customers, we may be unable to convert all of these into recognized revenue due to factors outside our control.

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

Cost of revenue.  Cost of revenue consists primarily of material, labor and overhead costs. In future periods we expect cost of revenue to remain consistent with current levels due to our achieving nearly full absorption of manufacturing overhead costs associated with increased production volumes, improved efficiencies for supplies and materials and improved labor and manufacturing efficiencies.

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

Interest and other income.  Interest and other income consists primarily of interest earned on our cash and cash equivalents.  We expect interest income to increase significantly in the fourth quarter of fiscal 2007 as we earn a full quarter of interest income from investing the proceeds from our IPO.

Interest and other expense.  Interest and other expense consists primarily of interest expense related to advance payments received in relation to our shared ownership program.

Deferred Revenue—Legacy Multiyear Service Plans

We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum and Gold service plans, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring the cash received the purchase of the CyberKnife system and multiyear service plans until we have delivered all upgrades for which the customer is eligible to receive. Once we have satisfied obligations for delivery of upgrades under the plans, we recognize revenue pro rata over the remaining life of the service plan. We have not offered these legacy multiyear service plans to new customers since we introduced our Diamond plan in October 2005, but continue to service 46 legacy plans as of March 31, 2007. Therefore, our deferred revenue has been higher in certain periods where we have installed more units with legacy contracts, and it will be higher in the short term until we can satisfy the contractual obligations and recognize the revenue associated with those installed units. This has led to significant fluctuations in total net revenue in historical periods. Consequently, our operating expenses as a percentage of total net revenue are relatively higher, when compared to companies at a similar stage of commercialization, in the periods where we have had a higher mix of deferred revenue and thus lower total net revenue. In future periods, we expect operating expenses as a percentage of total net revenue to decline.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net revenue.  Total net revenue increased from $16.3 million for the quarter ended March 31, 2006 to $37.3 million for the quarter ended March 31, 2007. Product revenue increased from $12.3 million for the quarter ended March 31, 2006 to $29.5 million for the quarter ended March 31, 2007, primarily attributable to an increase in the number of CyberKnife system units shipped and installed and a change in the mix of service plans. In the quarter ended March 31, 2006, eight CyberKnife system units were installed, including seven units sold and one unit attributable to our shared ownership programs, compared to eight units installed and sold in the quarter ended March 31, 2007. In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue from the sale of five and nine CyberKnife systems in the quarters ended March 31, 2006 and 2007, respectively. In addition, we satisfied our upgrade delivery obligations for zero and four units attributable to our legacy multiyear service plans in the quarter ended March 31, 2006 and 2007, respectively, and began recognizing revenue pro rata over the remaining lives of the service plans. Shared ownership revenue increased from $2.1 million for the quarter ended March 31, 2006 to $2.4 million for the quarter ended March 31, 2007, primarily due to an increase in the number of shared ownership sites and an increase in patient treatment volume at the existing sites. Service revenue increased from approximately $1.1 million for the quarter ended March 31, 2006 to $4.6 million for the quarter ended March 31, 2007, primarily attributable to an increase in the number of customer sites under a service plan. Revenue from upgrades and sales of linacs, classified as “Other revenue” in our consolidated statements of operations, increased slightly from approximately $760,000 for the quarter ended March 31, 2006 to $809,000 for the quarter ended March 31, 2007.

Cost of revenue.  Total cost of revenue increased from $9.5 million for the quarter ended March 31, 2006 to $16.2 million for the quarter ended March 31, 2007. The increase was primarily attributable to an increase in the number of CyberKnife systems installed and recognized as revenue during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. As a percentage of total net revenue, total cost of revenue decreased from 58.4% for the quarter ended March 31, 2006 to 43.4% for the quarter ended March 31, 2007.   The decrease in total cost of revenue as a percentage of total net revenue was a result of improved absorption of manufacturing overhead costs associated with increased production volumes of CyberKnife systems and the significant increase in product revenue, which typically has a lower cost of revenue than other revenue streams.

Selling and marketing expenses.  Selling and marketing expenses increased from $6.3 million for the quarter ended March 31, 2006 to $9.8 million for the quarter ended March 31, 2007. The increase was primarily attributable to an increase of $1.2 million in salary and related costs largely due to increased headcount, an increase of $1.2 million in marketing and advertising expenses due to an increase in promotional activities, an increase of $400,000 in sales commissions and an increase of $620,000 in stock-based compensation expense. As a percentage of total net revenue, selling and marketing expenses decreased from 38.8% for the quarter ended March 31, 2006 to 26.3% for the quarter ended March 31, 2007.

Research and development expenses.  Research and development expenses increased from $4.1 million for the quarter ended March 31, 2006 to $7.0 million for the quarter ended March 31, 2007. The increase was primarily attributable to an increase of $1.6 million in salary and related costs largely due to increased headcount, an increase of $256,000 in purchases of non-inventory materials, an increase of $282,000 in stock-based compensation expense, and an increase of $389,000 in consulting expense. As a percentage of total net revenue, research and development expenses decreased from 25.4% for the quarter ended March 31, 2006 to 18.6% for the quarter ended March 31, 2007.

General and administrative expenses.  General and administrative expenses increased from $3.9 million for the quarter ended March 31, 2006 to $6.1 million for the quarter ended March 31, 2007. The increase was primarily attributable to an increase of $1.6 million in salary and related costs largely due to increased headcount, and an increase of $583,000 in stock-based compensation expense. As a percentage of total net revenue, general and administrative expenses decreased from 23.6% for the quarter ended March 31, 2006 to 16.3% for the quarter ended March 31, 2007.

Interest and other income.  Interest and other income increased from $66,000 for the quarter ended March 31, 2006 to $1.1 million for the quarter ended March 31, 2007. The increase was primarily due to larger cash balances kept in interest bearing accounts.  The significant increase in cash balances held in interest bearing accounts is primarily due to the investing of the proceeds from our IPO.

Interest and other expense.  Interest and other expense decreased from $106,000 for the quarter ended March 31, 2006 to $96,000 for the quarter ended March 31, 2007. The decrease was primarily attributable to a decrease in interest expense on advanced payments received from third party financing arrangements in connection with our shared ownership programs.

Provision for income taxes.  The provision for income taxes decreased from $116,000 for the quarter ended March 31, 2006 to $62,000 for the quarter ended March 31, 2007. For the three months ended March 31, 2006, we recorded an amount for federal alternative minimum tax which is not included in the tax provision for the three months ended March 31, 2007.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Net revenue.  Total net revenue increased from $31.5 million for the nine months ended March 31, 2006 to $96.5 million for the nine months ended March 31, 2007. Product revenue increased from $20.4 million for the nine months ended March 31, 2006 to $75.6 million for the nine months ended March 31, 2007, primarily attributable to an increase in the number of CyberKnife system units shipped and installed and a change in the mix of service plans. In the nine months ended March 31, 2006, nineteen CyberKnife system units were installed, including sixteen units sold and three units attributable to our shared ownership programs, compared to twenty-one units installed, including twenty units sold and one unit attributable to our shared ownership program during the nine months ended March 31, 2007. In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue from the sale of seven and twenty-three CyberKnife systems in the nine months ended March 31, 2006 and 2007, respectively. In addition, we satisfied our upgrade delivery obligations for zero and four units attributable to our legacy multiyear service plans in the nine months ended March 31, 2006 and 2007, respectively, and began recognizing revenue pro rata over the remaining lives of the service plans. Shared ownership revenue increased from $5.9 million for the nine months ended March 31, 2006 to $7.2 million for the nine months ended March 31, 2007, primarily due to an increase in the number of shared ownership sites and an increase in patient treatment volume at the existing sites. Service revenue increased from approximately $3.1 million for the nine months ended March 31, 2006 to $11.2 million for the nine months ended March 31, 2007, primarily attributable to an increase in the number of customer sites under a service plan. Revenue from upgrades and sales of linacs, classified as “Other revenue” in our consolidated statements of operations, increased from approximately $2.2 million for the nine months ended March 31, 2006 to $2.4 million for the nine months ended March 31, 2007.

Cost of revenue.  Total cost of revenue increased from $16.5 million for the nine months ended March 31, 2006 to $41.3 million for the nine months ended March 31, 2007. The increase was primarily attributable to an increase in the number of CyberKnife systems installed and recognized as revenue during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. As a percentage of total net revenue, total cost of revenue was 52.4% and 42.9% for the quarters ended March 31, 2006 and 2007, respectively. The decrease in total cost of revenue as a percentage of total net revenue was a result of improved absorption of manufacturing overhead costs associated with increased production volumes of CyberKnife systems and the significant increase in product revenue, which typically has a lower cost of revenue than other revenue streams.

Selling and marketing expenses.  Selling and marketing expenses increased from $17.3 million for the nine months ended March 31, 2006 to $27.1 million for the nine months ended March 31, 2007. The increase was primarily attributable to an increase of $3.1 million in salary and related costs largely due to increased headcount, an increase of $1.2 million in marketing and advertising expenses due to an increase in promotional activities, an increase of $2.9 million in consulting expenses, an increase of $1.0 million in travel expense, an increase of $369,000 in sales commissions and an increase of $1.0 million in stock-based compensation expense. As a percentage of total net revenue, selling and marketing expenses decreased from 54.8% for the nine months ended March 31, 2006 to 28.1% for the nine months ended March 31, 2007.

Research and development expenses.  Research and development expenses increased from $13.1 million for the nine months ended March 31, 2006 to $19.3 million for the nine months ended March 31, 2007. The increase was primarily attributable to an increase of $4.0 million in salary and related costs largely due to increased headcount, an increase of $1.1 million in purchases of non-inventory materials, an increase of $389,000 of stock-based compensation expense, and an increase of $272,000 in travel expenses. As a percentage of total net revenue, research and development expenses decreased from 41.4% for the nine months ended March 31, 2006 to 20.0% for the nine months ended March 31, 2007.

General and administrative expenses.  General and administrative expenses increased from $10.2 million for the nine months ended March 31, 2006 to $16.9 million for the nine months ended March 31, 2007. The increase was primarily attributable to an increase of $4.3 million in salary and related costs largely due to increased headcount, an increase of $1.0 million in stock-based compensation expense, an increase of $841,000 in legal and accounting fees and an increase of $307,000 in travel expenses. As a percentage of total net revenue, general and administrative expenses decreased from 32.5% for the nine months ended March 31, 2006 to 17.5% for the nine months ended March 31, 2007.

Interest and other income.  Interest and other income increased from $274,000 for the nine months ended March 31, 2006 to $1.6 million for the nine months ended March 31, 2007. The increase was primarily due to larger cash balances kept in interest bearing accounts.  The significant increase in cash balances held in interest bearing accounts is primarily due to the investing of the proceeds from our IPO.

Interest and other expense.  Interest and other expense decreased from $335,000 for the nine months ended March 31, 2006 to $222,000 for the nine months ended March 31, 2007. The decrease was primarily attributable to a decrease in interest expense on advanced payments received from third party financing arrangements in connection with our shared ownership programs.

Cumulative effect of change in accounting principle.  For the nine months ended March 31, 2007, we recorded a cumulative effect of a change in accounting principle of $838,000 related to our adoption effective July 1, 2006, of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, or SFAS 123R, related to our accounting for stock-based compensation. We had previously accounted for our stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, which permitted us to either estimate forfeitures in determining our stock-based compensation expense or to adjust the expense at the time forfeitures occurred. SFAS 123R requires that we estimate forfeitures. Since we had previously adjusted our stock-based compensation expense at the time forfeitures occurred, we have included in our consolidated statement of operations for the nine months ended March 31, 2007 a cumulative effect of a change in accounting principle for the adjustment to reflect forfeitures related to compensation expense recorded in prior periods.

Provision for income taxes.  The provision for income taxes decreased from $196,000 for the nine months ended March 31, 2006 to $185,000 for the nine months ended March 31, 2007. For the nine months ended March 31, 2006, we recorded an amount for federal alternative minimum tax which is not included in the tax provision for the nine months ended March 31, 2007.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the nine months ended March 31, 2007 such that expense was recorded only for those stock-based awards that are expected to vest.  For the three and nine months ended March 31, 2007, we recorded $3.7 million and $8.8 million of stock-based compensation expense, net of estimated forfeitures, respectively, for stock options and restricted stock units granted to employees.

For the nine months ended March 31, 2007, we recorded a cumulative effect of a change in accounting principle of $838,000 related to the adoption of SFAS 123R since we had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting principle reflects forfeitures related to periods prior to July 1, 2006.

As of March 31, 2007, there was approximately $44.8 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP options and restricted stock units which is expected to be recognized over a weighted average period of 3.11 years.

Prior to July 1, 2006, stock-based compensation expense was reflected on our statement of operations in accordance with SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or SFAS 148. In accordance with the requirements of SFAS 123, we recorded deferred stock-based compensation for the estimated fair value of options awarded on the date of grant. This deferred stock-based compensation was amortized to expense over the period during which the options become exercisable, generally four years. During the three and nine months ended March 31, 2006, we reversed $969,000 and $1.3 million, respectively, of deferred stock-based compensation expense related to cancellations of unvested options of certain employees who had been granted stock options and subsequently terminated their employment with us. During the three and nine months ended March 31, 2006 we amortized $2.0 million and $6.2 million of stock-based compensation expense, respectively, for stock options granted to employees.

Liquidity and Capital Resources

We have used cash from operations and the sale of our equity securities to fund our working capital needs and our capital expenditure requirements. Since our inception and through March 31, 2007, we have obtained financing of $212.0 million primarily through our IPO, private placements of debt and equity securities, and the exercise of warrants and options. At March 31, 2007, we had $193.4 million in cash and cash equivalents. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

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

Nine Months Ended March 31, 2007 and March 31, 2006

Cash Flows From Operating Activities.  Net cash provided by operating activities was $1.1 million for the nine months ended March 31, 2007. Our net loss of $6.1 million during the first nine months of fiscal 2007 was offset by non-cash charges of $4.5 million of depreciation and amortization expense and $8.8 million of stock-based compensation.  Offsets to positive cash flows include a decrease in deferred revenue of $1.1 million and an increase in deferred cost of revenue of $3.4 million, offset by an increase in customer advances of $2.6 million.  The decrease in deferred revenue and increase in deferred cost of revenue was primarily a result of the timing differences between invoicing customers under service and upgrade contracts and the recognition of revenue and cost of revenue over the contractual service period.  The increase in customer advances was due to increased advanced payments made by customers for product shipments.  Other significant working capital changes that offset positive cash flows provided by operations in the first nine months of fiscal 2007 included an increase in accounts receivables of $3.8 million, an increase in inventories of $5.2 million and an increase in prepaid expenses and other current assets of $2.9 million. Changes in working capital that contributed to positive cash flows include an increase in accounts payable of $8.4 million, as a result of increased business volume.

Net cash provided by operating activities was $7.1 million for the nine months ended March 31, 2006. Our net loss of $25.8 million was offset by a $29.7 million increase in deferred revenue, net of deferred cost of revenue, non-cash charges of $6.2 million related to stock-based compensation charges and $2.6 million of depreciation and amortization expense on purchases of property and equipment. The increase in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, and the continued installation of units covered by our legacy service plans. Other significant working capital changes that contributed to positive cash flow in the first nine months of fiscal 2006 included an increase in accrued liabilities of $6.9 million primarily due to increases in accrued commissions on product shipments to a distributor and an increase in customer advances of $6.5 million due to increased advanced payments made by customers for product shipments. Significant working capital changes that offset positive cash flows in the first nine months of fiscal 2006 included an increase in accounts receivable of $16.7 million, an increase in inventory of $2.9 million and an increase in prepaid expenses and other current assets of $1.9 million.  Changes in working capital that contribute to positive cash flows include an increase in accounts payable of $1.7 million, as a result of increased business volume.

Cash Flows From Investing Activities.  Net cash used in investing activities was $7.2 million for the nine months ended March 31, 2007 compared to $11.5 million for the nine months ended March 31, 2006. The net cash used in investing activities during the nine months ended March 31, 2007 was due to purchases of property and equipment of $7.2 million. For the nine months ending March 31, 2006, net cash used in investing activities was primarily due to purchases of property and equipment of $11.6 million, offset by a decrease in restricted cash of $120,000.

Cash Flows From Financing Activities.  Net cash provided by financing activities was $171.6 million for the nine months ended March 31, 2007 and was attributable to net proceeds from the recently completed IPO of $170.5 million and proceeds from the exercise of common stock options of $1.2 million.  Net cash used in financing activities was $2.5 million for the nine months ended March 31, 2006 and was attributable to the repayment of a note payable of $3.0 million, offset by proceeds from the exercise of common stock warrants of $167,000 and proceeds from the exercise of common stock options of $260,000.

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

We believe that our current cash and cash equivalents, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash and the net proceeds from the IPO are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual cash obligations as of March 31, 2007:

		Payments due by period
		Less than
	Total	1 year (remaining three months)	1 - 3 years	4 - 5 years
	(in thousands)
Operating leases	$6,912	$656	$5,793	$463

Off Balance Sheet Arrangements

We do not have any significant off balance sheet arrangements.

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

For direct sales outside the United States it is likely we will sell in the local currency. For the nine months ended March 31, 2007, all of our executed sales contracts were denominated in U.S. dollars, with the exception of three sales contracts denominated in Euros. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

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

Throughout the nine months ended March 31, 2007, we implemented procedures designed to correct the material weaknesses noted above. Management continues to implement new processes and controls to expand our accounting staff to efficiently and timely execute our new procedures and enhance the training and education for our finance and accounting personnel. We are still evaluating the design of these new procedures.  Once placed in operation for a sufficient period of time, we will subject them to appropriate tests, in order to conclude whether they are operating effectively.

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

As of March 31, 2007, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing and because of the material weaknesses and significant deficiencies noted, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

We have incurred net losses in every fiscal year since our inception. As of March 31, 2007, we had an accumulated deficit of $126.8 million.  We may incur net losses in the future, particularly as we increase our manufacturing, sales and marketing, and administrative activities and as we continue our research and development activities. Our ability to achieve and maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We are required to defer revenue associated with our legacy multiyear service plans due to specified obligations related to the delivery of upgrades to the CyberKnife system. Therefore, our deferred revenue will be higher in the short term and we may not be able to recognize some portions of our deferred revenue until we have satisfied all obligations for delivery of upgrades. We cannot assure you that we will be able to achieve or maintain profitability. In the event we fail to achieve and maintain profitability, our stock price could decline.

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

Although we have taken measures to remediate the material weaknesses as well as the other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses, significant deficiencies and control deficiencies. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses and the significant deficiencies and control deficiencies discussed above. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our consolidated financial statements. Any such failure could also adversely affect management’s assessment of our disclosure controls and procedures, required with the filing of our quarterly and annual reports after our IPO, and the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting that will be required when the Securities and Exchange Commission’s, or SEC’s, rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending June 30, 2008.

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

The number of our employees increased from 194 as of June 30, 2005 to 425 as of March 31, 2007. In addition, we have significantly expanded our development and operational facilities, including our acquisition of a linac manufacturing facility and our new manufacturing site. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. As of May 4, 2007, we have 53,778,409 shares of common stock outstanding. If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.  These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our directors, executive officers and major stockholders own approximately 32.3% of our outstanding common stock as of May 4, 2007, which could limit your ability to influence the outcome of key transactions, including changes of control.

As of May 4, 2007, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 32.3% of our outstanding common stock. As a result, a small number of stockholders have voting control and may be able to control the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

Prior to our IPO, there had been no public market for our common stock. Although our common stock is listed on the NASDAQ Global Market, an active trading market for our shares may never develop or be sustained. Accordingly, stockholders may not be able to sell shares quickly or at the market price if trading in our stock is not active.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)       Sales of Unregistered Securities

We have issued and sold the following unregistered securities during the three months ended March 31, 2007:

1.             We sold an aggregate of 684,208 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of approximately $556,000 upon the exercise of stock options and stock awards.

2.             In August 2002 we issued a warrant to purchase 525,000 shares of our common stock, which was net exercised in connection with our IPO, resulting in the issuance of 495,833 shares of common stock.

We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the sales and issuances of securities in the transactions described in paragraph (1)  above under Section 4(2) of the Securities Act because such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, because such securities were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transaction described in paragraph (2) by virtue of Section 4(2) and/or Regulation D promulgated thereunder a transaction not involving any public offering. The purchaser of the unregistered securities represented that they were an accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchaser represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about we or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transaction.

(b)       Use of Proceeds from Public Offering of Common Stock

Our initial public offering of 18,399,998 shares of our common stock, par value $0.001 was effected through a Registration Statement on Form S-1 (Reg. No. 333-138622) which was declared effective by the Securities and Exchange Commission on February 7, 2007. We issued 18,399,998 shares on February 12, 2007 for gross proceeds of $187.2 million. We paid the underwriters a commission of $13.1 million and incurred additional offering expenses of approximately $3.6 million.  After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $170.5 million.  The managing underwriters of our IPO were J.P. Morgan Securities Inc. and UBS Securities LLC.

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

None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Security Holders

On January 23, 2007, prior to the completion of our IPO, we solicited the written consent of our stockholders to approve the following matters: (i) of reincorporation of Accuray Incorporated, a California corporation, in the State of Delaware, (ii) the post-IPO certificate of incorporation for Accuray Incorporated, a Delaware corporation, (iii) the post-IPO bylaws for Accuray Incorporated, a Delaware corporation, (iv) 2007 Incentive Award Plan and (v) 2007 Employee Stock Purchase Plan.  On January 31, 2007, stockholders holding (i) 6,834,693 shares, or 100.0% of the outstanding shares of Series A Preferred Stock on an as-if-converted to common stock basis as of January 31, 2007, (ii) stockholders holding 1,865,645 shares, or 86.0% of the outstanding shares of Series A-1 Preferred Stock on an as-if-converted to common stock basis as of January 31, 2007, (iii) stockholders holding 4,299,981 shares, or 86.0% of the outstanding shares of Series B Preferred Stock on an as-if-converted to common stock basis as of January 31, 2007, (iv) stockholders holding 11,182,000 shares, or 100.0% of the outstanding shares of Series C Preferred Stock on an as-if-converted to common stock basis as of January 31, 2007, and (v) stockholders holding 12,671,981 shares of common stock, or 75.3% of the outstanding shares of common stock as of January 31, 2007, approved the reincorporation by written consent.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

      Exhibit Number      Description

2.1	Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007. (1)
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Amended and Restated Certificate of Incorporation of Registrant, to be filed upon the completion of this offering. (1)
3.4	Amended and Restated Bylaws of Registrant, to be in effect upon the completion of this offering. (1)
10.5	Accuray Incorporated 2007 Incentive Award Plan and forms of agreements relating thereto. (1)
10.6	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto. (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the same numbered exhibit to Amendment No. 6 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2007 (No. 333-138622).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCURAY INCORPORATED

	By:	/s/ Euan S. Thomson
Euan S. Thomson
Chief Executive Officer and President

ACCURAY INCORPORATED

	By:	/s/ Robert E. McNamara
Robert E. McNamara
Senior Vice President and Chief Financial Officer

Date: May 14, 2007

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