Form 10-K
period 2007-06-30
ACCURAY INC
filed 2007-09-04
CIK 1138723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2007

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number 001-33301

ACCURAY INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	20-8370041
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1310 Chesapeake Terrace
Sunnyvale, California 94089

(Address of Principal Executive Offices) (Zip Code)

Registrants’ telephone number, including area code: (408)716-4600

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.001 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐                         Accelerated filer ☐                         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 31, 2006: Not applicable because trading of the registrant’s common stock on the NASDAQ Global Market commenced on February 8, 2007.

As of August 17, 2007, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 53,851,781.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2007

Form 10-K

Annual report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could cause our actual results to differ materially include those discussed under “Risk Factors” in Part I, Item 1A of this report. We undertake no obligation to update or revise any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

PART I

Item 1.                        BUSINESS

The Company

We have developed the first and only commercially available intelligent robotic radiosurgery system, the CyberKnife system, designed to treat solid tumors anywhere in the body as an alternative to traditional surgery. For over 30 years, traditional radiosurgery systems, or systems that deliver precise, high dose radiation directly to a tumor, have been used primarily to destroy brain tumors. Our CyberKnife system represents the next generation of radiosurgery systems, combining continuous image-guidance technology with a compact linear accelerator that has the ability to move in three dimensions according to the treatment plan. Our image-guidance technology continuously acquires images to track a tumor’s location and transmits any position corrections to the robotic arm prior to delivery of each dose of radiation. Our compact linear accelerator, or linac, is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy the tumor. This combination, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife system autonomously tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation typically with sub-millimeter accuracy. Traditional radiosurgery systems have limited mobility and generally require the use of a rigid frame attached to a patient’s skull to provide a coordinate system to effectively target a tumor, which restricts the ability to effectively treat tumors outside of the brain. The CyberKnife system does not have these limitations and therefore has increased flexibility to treat tumors throughout the body from many different directions, while minimizing the delivery of radiation to healthy tissue and vital organs. The CyberKnife procedure requires no anesthesia, can be performed on an outpatient basis and allows for the treatment of patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife procedure avoids many of the potential risks and complications that are associated with other treatment options and is more cost effective than traditional surgery.

The CyberKnife system received U.S. Food and Drug Administration, or FDA, 510(k) clearance in July 1999 to provide treatment planning and image-guided robotic radiosurgery for tumors in the head and neck. In August 2001, the CyberKnife system received 510(k) clearance to treat tumors anywhere in the body where radiation treatment is indicated. The CyberKnife system has also received a CE mark for sale in Europe and has been approved for various indications in Japan, Korea, Taiwan, China and other countries. In Europe, Korea, Taiwan, and China, the CyberKnife system has received approval to provide treatment planning and image-guided robotic radiosurgery for tumors anywhere in the body where radiation treatment is indicated. In Japan, the CyberKnife system is currently approved to provide treatment for indications in the head and neck. As of June 30, 2007, 109 CyberKnife systems were installed and are in use: 71 in the Americas, 10 of which are pursuant to our shared ownership programs, 26 in Asia and 12 in Europe. Our customers have reported that over 35,000 patients worldwide have been treated with the CyberKnife system since its commercial introduction. Our customers have increasingly used the CyberKnife system for indications outside of the brain for tumors on or near the spine and in the lung, liver, prostate and pancreas. Based on customer data, approximately 54% of patients treated with the CyberKnife system in the United States during the year ended June 30, 2007 were treated for tumors outside of the brain.

We were incorporated in 1990 and commenced operations in 1992. Initially we funded our operations through individual private investors, as well as from the sale of a prototype system to Stanford University Hospital. After 1992, we sold additional prototype systems which helped fund our operations. These prototype systems were granted an Investigational Device Exemption, or IDE, by the FDA and treatment with the CyberKnife system began in 1994. We also were able to secure regulatory approval in Japan, and the subsequent sales of systems in Japan helped to fund our continued operations and development. While the CyberKnife system was refined and upgraded, additional funding was obtained through private investors, bridge loans and several rounds of financing.

Cancer Market Overview

According to the World Health Organization, or WHO, an estimated 7.6 million people died of cancer in 2005, accounting for 13% of all deaths worldwide. The WHO estimates that there are 24.6 million people living with cancer worldwide, with approximately 10.9 million new cases being diagnosed every year. Cancer is the second leading cause of death in the United States, after heart disease. The American Cancer Society, or ACS, estimates that approximately 560,000 Americans will die as a result of cancer in 2007. The ACS also estimates that approximately 1.4 million new cases of cancer will be diagnosed in the United States in 2007, with continued increases in the prevalence of cancer forecasted as the U.S. population ages. The National Institutes of Health estimates that the treatment of cancer accounted for more than $74.0 billion in direct medical costs in 2005.

Cancers can be divided broadly into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood-borne, cancers, such as leukemia. The ACS estimates that solid tumor cancers will account for approximately 1.34 million, or approximately 92%, of new cancer cases diagnosed and will account for approximately 500,000 cancer-related deaths in the United States in 2007. In addition, tumors at the original cancer site, called primary tumors, such as in the breast or prostate, even when diagnosed and treated, can lead to the development of tumors in other locations of the body, called secondary tumors. This is referred to as metastatic disease, the movement of cancer cells from one part of the body to another.

Traditional Treatments

Traditional methods for the treatment of solid tumor cancers include surgery, radiation therapy, chemotherapy and other drugs. Surgery and radiation are forms of local control, because the tumor is either directly removed through surgery or irradiated with the objective of destroying the cancer cells comprising the tumor. Chemotherapy is a systemic treatment method which involves the administration of drugs with the objective of killing cancer cells anywhere in the body, including any remaining cancer cells that were not destroyed by local treatment.

Surgical Removal of Tumors

A common treatment approach, if applicable to the patient and tumor type, is the removal of the tumor through surgery, with follow-up radiation therapy to kill any remaining cancer cells in the area surrounding the tumor. Surgery is especially appropriate for certain types of cancer, such as breast cancer, where tumors are often well-defined and surgically accessible. However, many types of solid tumors, including those affecting the brain, the spine, the lungs and various other organs, present significant challenges to a traditional surgical approach. In many instances, these tumors occur in hard to reach areas or lie within or in close proximity to critical organs. Accordingly, it may be difficult or impossible to surgically access or remove the entire tumor or organ affected. For example, many tumors located near the base of the skull are difficult to treat with traditional surgery without substantial risk of injury to the visual pathways or other critical brain regions.

Traditional surgery is highly invasive because it requires entering the body by incision, is painful and involves significant operative and post-operative risks, including risks associated with anesthesia, infection and other complications. For example, surgery is very difficult to perform on lung tumors because incisions in the sternum are often required to access the lung and because the lung is in motion due to respiration. Lung surgery also entails significant risks of post-surgical complications, including severe bleeding and pneumonia. Traditional surgery also entails significant costs and recovery times, particularly for more complex and difficult surgeries. In addition, for elderly or seriously ill patients, surgery is not typically an alternative, even if the tumor were otherwise operable.

Over the past several years, minimally invasive surgical techniques have been developed to destroy tumors including cryotherapy, which is the freezing of cancer cells, radiofrequency ablation, a process which heats and destroys tumors, and injection of ethanol directly into tumors; however, these techniques have significant limitations. Cancer cells may not be fully ablated or destroyed and the energy source used in the procedure may damage adjoining healthy tissue or organs. In addition, these techniques are currently only available for a limited range of cancer indications. As a result, these techniques remain in limited use.

Radiation Therapy

Radiation therapy has been used for several decades to treat the area around a tumor site, typically as an adjunct to surgery after the tumor has been removed, in an attempt to eliminate remaining cancer cells in that area. Radiation therapy is also used to directly target the tumor in certain instances when surgery is not possible. The goal of radiation therapy is to eliminate all cancer cells in an intended treatment region. However, healthy tissue outside of the intended treatment region also receives substantial radiation. In order to minimize the damage to healthy tissue surrounding the tumor area, a large number of fractions, or staged treatments, are administered daily over multiple weeks. Despite staging treatments over a period of time, or fractionation, radiation therapy can still damage healthy tissue in the treated region, particularly since treatment delivery is relatively imprecise. Besides the potential damage to healthy tissue, radiation therapy may have a number of other adverse side effects including nausea and skin reactions. The nature and severity of these side effects can vary significantly depending on the area of the body treated and on the patient.

Recent advances in radiation therapy have focused on improving the shaping and targeting of the radiation beams to minimize irradiation of healthy tissue. These advances include the development of Intensity Modulated Radiation Therapy, or IMRT, which is designed to vary the intensity and shape of the radiation beam delivered to the tumor, and Image-Guided Radiation Therapy, or IGRT, which is designed to improve targeting accuracy. However, the majority of these treatments are delivered using gantry-based linear accelerator systems that rotate the radiation source on a single axis and therefore have a limited range of motion, which restricts treatment delivery options and generally requires manual repositioning of the patient during treatment. In addition, IMRT and IGRT have a limited ability to accurately target tumors, to conform to tumor shape, and to detect and compensate for tumor and patient motion during treatment. This results in having a cumulative radiation dose pattern for IMRT and IGRT treatments which generally includes not only the tumor, but also surrounding healthy tissue.

Development of Radiosurgery

Based on the demonstrated principles of radiation as a method of destroying cancer cells, manufacturers have developed radiosurgery systems that have initially shown to be effective in the treatment of brain tumors and there have been various attempts to develop similarly accurate systems to perform radiosurgery elsewhere in the body. By destroying the tumor with a high dose of radiation, radiosurgery systems have been shown to be effective at local control without the risks, costs and other limitations of traditional surgery. Radiosurgery systems differ from traditional radiation therapy systems in that they are designed to deliver a very high cumulative dose of radiation, in a single or small number of treatments specifically targeted at the tumor rather than at a region surrounding the tumor area. The delivery of more accurate radiation allows higher doses to be delivered, increasing the probability of tumor cell death and better local control. In addition, radiosurgery can be used on patients who cannot, due to advanced age or other health reasons, tolerate traditional surgery.

One of the initial radiosurgery techniques was frame-based radiosurgery for the treatment of brain tumors, which requires attaching a rigid frame to the patient’s skull to immobilize the patient’s head and to aid in targeting the tumor. This procedure begins by attaching a rigid frame to the patient’s head by screwing it into the skull through the skin. Besides immobilizing the patient, the frame forms a fixed coordinate system that is used to target a tumor inside the head. Once the frame is attached, the physician then images the head, typically with a computed tomography, or CT, scan, to identify the tumor location relative to the frame. The physician then uses the acquired images to develop a treatment plan, and the patient receives treatment. The entire process usually lasts between four and eight hours.

Although frame-based radiosurgery represents an advancement in cancer treatment, it has significant shortcomings. The necessity for a rigid frame to be screwed into a patient’s skull or affixed to the body restricts the area of the body which can be treated. In addition, frame-based radiosurgery systems do not generally succeed in conforming the radiation dose to the tumor, because beam orientations are limited, and therefore it is difficult to match the shape of the treated volume with the shape of the tumors. Further, because it is difficult to precisely reposition the head frame for multiple treatments, these systems are very rarely used when more than one dose of radiation is required. Frame-based radiosurgery approaches have been used for treatment of tumors in other parts of the body, but suffer from significant drawbacks. In particular, it is not practical to attach a frame rigidly to parts of the body other than the head. Tumors in soft tissue organs such as the lung, liver, pancreas and prostate are not rigidly fixed to any external reference points and can move significantly during treatment due to normal bodily functions. Frame-based approaches to delivering radiosurgery for tumors in such locations are rarely as accurate as frame-based systems used to treat brain tumors. This lack of accuracy for tumors located outside the head may compromise the efficacy of traditional radiosurgery and increase the likelihood of delivering significant radiation doses to otherwise healthy tissue.

The CyberKnife System Solution

We have developed and commercialized the CyberKnife system, an intelligent robotic radiosurgery system designed to treat solid tumors throughout the body where radiation is indicated as an alternative to traditional surgery. The CyberKnife system combines continuous image-guidance technology with a compact linear accelerator mounted on a computer-controlled manipulator arm to precisely deliver high doses of radiation to a tumor from many different directions. Our system tracks, detects and corrects for tumor and patient movement in real-time during treatment and precisely delivers high doses of radiation to a tumor typically with sub-millimeter accuracy. Key benefits of the CyberKnife system include:

Treatment of inoperable or surgically complex tumors.   The CyberKnife system can be used to target tumors that cannot be easily treated with traditional surgical techniques because of their location, number, size, shape or proximity to vital tissues or organs, or because of the age or health of the patient. The

CyberKnife system’s intelligent robotics are designed to enable the delivery of radiation doses that conform closely to the shape of the tumor. This enables the precise targeting of a tumor, while at the same time minimizing damage to surrounding healthy tissue. Treatments performed with the CyberKnife system can also be staged over two to five treatment sessions.

Treatment of tumors throughout the body.   The CyberKnife system has been cleared by the FDA to provide treatment planning and image-guided radiosurgery for tumors anywhere in the body where radiation treatment is indicated. Unlike frame-based radiosurgery systems, which are generally limited to treating brain tumors, the CyberKnife system is being used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the lung, liver, prostate and pancreas.

Real-time tracking of tumor movement.   We believe the CyberKnife system is the first device that is designed to enable the treatment of tumors that may change position due to tumor and patient movement during treatment with a level of accuracy associated with radiosurgery procedures for brain tumors. In addition, our Synchrony motion tracking system enables highly accurate treatment of tumors that move with respiration.

Significant patient benefits.   Patients may be treated with the CyberKnife system on an outpatient basis without anesthesia and without the risks and complications inherent in traditional surgery. The CyberKnife procedure is well tolerated. Patients do not require substantial pre-treatment preparation, and typically there is little to no recovery time or hospital stay associated with the CyberKnife procedure. In addition, the CyberKnife system eliminates the need for an invasive rigid frame to be screwed into the patient’s skull or affixed to other parts of the body.

Facilitates additional revenue generation through increased patient volumes.   We believe that the CyberKnife system allows our customers to effectively treat patients that otherwise would not have been treated with radiation or who may not have been good candidates for surgery. Therefore, we believe the treatment of these patients generates additional revenue without affecting our customers’ traditional radiation therapy practices. In addition, because the CyberKnife treatment is a non-invasive, outpatient procedure requiring little or no recovery time, hospitals can treat more patients than through traditional surgery. In traditional surgery, the time a patient must be at the facility for the procedure and the recovery time tend to be measured in days. With the CyberKnife system, the entire procedure is generally completed within 90 minutes, and the patient often leaves the facility very shortly after treatment. Even if the patient receives four to five treatments, the total time the patient is at the hospital or treatment center is still shorter than with traditional surgery. Furthermore, the additional time the patient must be at the hospital, the more resources the hospital must dedicate to the patient. The reduction in overall time and resources required for the CyberKnife procedure, when compared to traditional surgery, leads to an increase in the volume of procedures performed and lower per procedure costs for the hospital. The combination of incremental revenue generation and lower per procedure cost makes the CyberKnife system an attractive addition to our customers’ cancer treatment practice.

Upgradeable modular design.   Our CyberKnife system has a modular design which facilitates the implementation of upgrades without requiring our customers to purchase an entirely new system. We have a well-established track record of developing and delivering state-of-the-art upgrades to our customers, enabling our customers to take advantage of the continued evolution of our CyberKnife system. We continue to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access.

Our Strategy

Our goal is to have the CyberKnife system become the standard of care for the treatment of solid tumors, particularly those that are difficult to treat with traditional surgery. We believe our technology can significantly enhance the applications of radiosurgery by increasing the number and type of tumors which can be treated effectively. Key elements of our strategy include the following:

Increase physician adoption and patient awareness to drive utilization.   We are continually working to increase adoption and awareness of our CyberKnife system and demonstrate its advantages over traditional treatment methods. We intend to increase the number of worldwide sales and marketing personnel in order to increase sales and drive utilization of the CyberKnife system. In addition, we will continue to hold and sponsor symposia and educational meetings and to support clinical studies in an effort to demonstrate the clinical benefits of the CyberKnife system. Finally, we will continue to assist our customers in increasing patient awareness in their communities by helping them develop marketing and educational campaigns.

Continue to expand the radiosurgery market.   While radiosurgery has traditionally been used to treat brain tumors, the CyberKnife system has received FDA clearance for and is increasingly being used to treat tumors anywhere in the body where radiation is indicated. Based on customer data, approximately 54% of patients treated with the CyberKnife system in the United States during the year ended June 30, 2007 were treated for tumors outside of the brain. We are facilitating studies to further demonstrate the CyberKnife system’s efficacy for treating tumors outside of the brain, and we believe these studies will increase overall utilization of the CyberKnife system and continue to expand the number of patients eligible for radiosurgery. In addition, we are continuing to develop new upgrades to enable the CyberKnife system to be even better suited for treating tumors anywhere in the body where radiation is indicated.

Continue to innovate through clinical development and collaboration.   The clinical success of the CyberKnife system is due in large part to the collaborative partnerships we have developed over the last decade with clinicians, researchers and patients. We proactively seek out and rely on constructive feedback from CyberKnife system users to learn what is needed to enhance the technology. Due to this collaborative process, we continually refine and upgrade the CyberKnife system, which ultimately improves our competitive position in the radiosurgery market. Our upgrades are designed to improve the ease of use and accuracy of treatment, decrease the treatment times, and improve the utilization for specific types of tumors. For example, in recent years, we introduced Synchrony, a motion tracking system that is designed to track tumors that move with patient respiration and the Xsight Spine Tracking System, a new target tracking technology, which eliminates the need for surgical implantation of small, inert metal markers, known as fiducials, in the treatment of spinal tumors. In fiscal 2007, we introduced the Patient Archive and Restore System, the RoboCouch patient positioning system, the Xsight Lung Tracking System, the Xchange robotic collimator changer and the 4D Treatment Optimization and Planning System. We also maintain close relationships with our customers through our shared ownership programs and service plans. This further enables us to understand their needs and allows us to develop new technologies and upgrades that improve and expand clinical applications and drive increased utilization of our CyberKnife system.

Leverage our installed base to generate additional recurring revenue.   We have designed the CyberKnife system so that customers may upgrade their previously purchased systems as we introduce new features. We generate additional revenue by selling multiyear service plans that provide eligibility to receive upgrades, when and if available. These contracts are typically signed at the time of CyberKnife system purchase and generate additional revenue throughout the life of the contract. In addition, we sell upgrades to our existing customers who are not covered by service plans or who have exhausted the upgrades deliverable pursuant to their service plans. Finally, we offer shared ownership programs, which enable customers to reduce the upfront investment required for the CyberKnife system in exchange for sharing a significant portion of revenue with us that is derived from each procedure.

Continue to expand international sales and geographic reach.   We intend to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. We currently have regional offices in Paris, France, Hong Kong, China, and

Tokyo, Japan, and our sales and distribution channels cover more than 45 countries. We intend to increase our international revenue by increasing the number of distributors and direct sales and support personnel in targeted new international markets, and by further penetrating our established international markets.

In an effort to streamline our sales efforts in Japan, our former distributor Meditec Corporation, transferred all of its inventory to our existing distributor Chiyoda Technol Corporation in fiscal year 2006. As part of that inventory transfer our former distributor, Meditec paid us a lump sum payment for such inventory. Such payment was over 10% of our total net revenue for the fiscal year ended June 30, 2006. Meditec was a subsidiary of Marubeni Corporation, one of our stockholders.

Pursue acquisitions, strategic partnerships and joint ventures.   We intend to actively pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with our customers.

The CyberKnife System

Our principal product is the CyberKnife system, an intelligent robotic radiosurgery system that enables the treatment of tumors anywhere in the body where radiation is indicated without the need for invasive surgery or rigid frames. The current list price for the CyberKnife system is approximately $4.2 million, which includes initial training, installation and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system, as well as service contracts and training to assist customers in realizing the full benefits of the CyberKnife system. As of June 30, 2007, we had 109 units installed at customer sites: 71 in the Americas, 10 of which are pursuant to our shared ownership programs, 26 in Asia and 12 in Europe.

The CyberKnife system combines continuous image-guidance technology with a compact linear accelerator mounted on a computer-controlled manipulator arm to precisely deliver high doses of radiation to the tumor from numerous directions during treatment. Our patented image-guidance technology correlates low dose, real-time treatment X-rays with images previously taken with a CT scan of the tumor and surrounding tissue to precisely direct each beam of radiation. This enables delivery of a highly conformal, non-isocentric dose of radiation to the tumor, with minimal radiation delivered to surrounding healthy tissue. With its autonomous ability to track, detect and correct for even the slightest tumor and patient movement throughout the entire treatment, the CyberKnife system gives clinicians an effective, uninterrupted and accurate treatment alternative.

Key components and technologies of the CyberKnife system include the following:

Compact X-band linear accelerator.   This compact linac generates the radiation that destroys the tumor. We believe we are the only commercial manufacturer of a compact X-band linac. This technology allows us to manufacture linacs that are smaller and weigh significantly less than standard medical linacs used in radiation therapy while achieving similar performance. Our linac can provide high energy X-ray beams of different diameters and intensities without the use of radioactive material.

Robotic manipulator.   The manipulator arm, with six-degrees-of-freedom range of movement, is designed to move and direct the linac with an extremely high level of precision and repeatability. The manipulator arm allows doses of radiation to be delivered from nearly any direction and position, without the limitations of gantry-based systems, creating a non-isocentric composite dose pattern that can precisely conform to the shape of each treated tumor. This flexibility enhances the ability to diversify beam trajectories and beam entrance and exit points, helping to minimize risks of radiation damage to healthy cells near the tumor. Furthermore, the rapid response time of the manipulator arm allows tracking of tumors that move with respiration in real time.

Real-time image-guidance system with continuous target tracking and feedback.   Without the need for clinician intervention or treatment interruption, the CyberKnife system’s revolutionary real-time image-guided robotics enables the CyberKnife system to continuously monitor and correct for patient and tumor movements throughout treatment. The CyberKnife system is able to provide the precise delivery of radiation because of the virtually instantaneous and continuous feedback loop between X-ray-based target localization and automatic correction of the radiation beam throughout the entire treatment. This target tracking and feedback technology uses two digital image detectors to capture low energy X-ray images. The image guidance software carries out an automated comparison of the X-ray images with the patient’s CT scan to detect, track and correct for any movement of the tumor or patient before and during the treatment delivery. This allows the CyberKnife system to dynamically target the tumor and adjust the position of the beam to follow the motion of the tumor throughout the treatment, directing the beam to precisely match tumor movement.

X-ray sources.   The low-energy X-ray sources generate X-ray images to determine the location of bony landmarks or implanted fiducials throughout the entire treatment.

Image detectors.   The image detectors capture high-resolution anatomical images throughout the treatment. These live images are continually compared to previously captured digitally reconstructed radiographs to determine real-time patient positioning. Based on this information, the robotic manipulator instantly corrects for any detected movement. In October 2005, we introduced larger, in-floor X-ray image detectors, which provide greater treatment access.

In addition to the key components listed above, we also offer the following components and features, several of which have been introduced as upgrades since 2004, including:

Synchrony respiratory tracking system.   The CyberKnife system employs a proprietary motion tracking system called Synchrony, for targeting tumors that move during respiration. Synchrony software and hardware correlate tumor movement due to respiration with the CyberKnife system treatment beam allowing it to continuously track the tumor as it moves throughout the respiratory cycle. Through this process the CyberKnife system delivers beams synchronized in real-time to tumor position while adapting to changes in breathing patterns, allowing for the delivery of highly conformed radiation beams while reducing areas exposed to radiation and unprecedented clinical accuracy of approximately 1.5 millimeters.

Xsight Spine Tracking System.   For most extracranial tumors, the CyberKnife system uses implanted fiducials to track the position of the tumor throughout treatment. However, the Xsight Spine Tracking System eliminates the need for surgical implantation of fiducials in the delivery of radiosurgery treatments on or near the spine. The Xsight Spine Tracking System utilizes skeletal structures to automatically locate and track tumors with sub-millimeter accuracy. We believe no other commercially available technology today offers this capability.

RoboCouch patient positioning system.   Fully integrated with the CyberKnife system, the RoboCouch intelligently positions the patient to the planned treatment position with unprecedented accuracy, providing not only greater set up precision, but significantly streamlining the patient set up process. The versatility of the RoboCouch allows for automated patient positioning prior to treatment. Additionally, the RoboCouch offers greater positioning flexibility, a lower patient loading height, and a higher patient weight capacity limit when compared to our AXUM treatment couch.

Xsight Lung Tracking System.   The Xsight Lung Tracking System delivers radiosurgical accuracy to some lung tumors without the need for implanted fiducials. The Xsight Lung Tracking System directly tracks the anatomy of the tumor. Integrated with the Synchrony Respiratory Tracking System, treatment margins are significantly minimized by tracking the motion of the tumor as it moves in respiration.

Xchange robotic collimator changer.   The Xchange robotic collimator changer automatically exchanges secondary collimators, which determine the radiation beam size, during the treatment. The use of multiple collimators can enable faster treatments than the use of a single collimator.

In-Room CT System.   The In-Room CT System enables diagnostic quality 3D and 4D patient imaging just prior to treatment. Combined with the RoboCouch patient positioning system, the In-Room CT System provides a smooth and efficient scan-to-treatment transition without having to re-enter the treatment room or manually move the patient.

4D Treatment Optimization and Planning System.   Our 4D Treatment Optimization and Planning System optimizes treatment by taking into account the movement of the tumor as well as the movement and deformation, or change in shape, of the surrounding tissue, thereby minimizing margins and radiation exposure to healthy tissue.

MultiPlan treatment planning system.   Our proprietary intuitive planning system called MultiPlan is designed for radiosurgery and includes a standard computer workstation. MultiPlan calculates a treatment plan that produces a pattern of radiation designed to conform to the tumor. The MultiPlan system uses input images from multiple modalities, including computed tomography, or CT, magnetic resonance imaging, or MRI, positron emission tomography, or PET, and 3D angiography. After the physician outlines a tumor and critical adjacent tissues on the computer, a radiation scientist uses the MultiPlan system to plan the number, intensity, position and direction of radiation beams. Using unique and patented software algorithms, the system calculates and displays the resultant treatment plan for evaluation, optimization and approval by the physician.

Patient Archive and Restore System.   The Patient Archive and Restore System increases utilization by moving the archive and restore processes from the treatment delivery workstation to an independent archiving system.

InView remote review system.   The CyberKnife system employs a remote review workstation to allow referring physicians to participate in the treatment process, called InView. InView allows physicians to combine and contour diagnostic images as well as review potential treatment plans as generated by MultiPlan prior to the CyberKnife procedure. By placing InView in physician offices or clinics, we believe that we can expand the number of patients referred for treatment using the CyberKnife system.

AXUM treatment couch.   AXUM is a computer-controlled treatment couch integrated with the image-guidance system that automatically aligns the patient for treatment at the beginning of the procedure. AXUM moves the treatment couch to position the patient so that the tumor is in the center of the imaging field. When the tumor is correctly positioned, treatment begins and the CyberKnife system tracking software guides the radiation beams to the precise tumor location.

CyberKnife System Clinical Workflow

The CyberKnife procedure involves scanning, planning, treatment and follow-up, and may be performed on an outpatient basis.

Scanning.   Prior to treatment with the CyberKnife system, the patient undergoes imaging procedures to determine the size, shape and location of the tumor. The process begins with a standard high-resolution CT scan. Preparation for the scan may also include the placement of fiducials, in or around the tumor when treating tumors outside the brain. For certain tumors, such as brain and spinal tumors, where greater differentiation between different types of soft tissue is required, other imaging techniques, such as MRI, angiography, or PET, may also be used to more accurately differentiate the tumor from surrounding healthy tissue. Our software helps integrate CT scans and other imaging data into the pre-treatment planning process.

Planning.   Following the scanning, the image data is then digitally transferred to the CyberKnife system’s treatment planning workstation, where the treating physician identifies the exact size, shape and location of the tumor to be targeted and the surrounding vital structures to be avoided. A qualified physician and/or radiation scientist or physicist then uses our proprietary software to generate a treatment plan to provide the desired radiation dose to the identified tumor location without exceeding the tolerance of adjacent healthy tissue. As part of the treatment plan, our proprietary planning software automatically determines the number, duration and angles of delivery of the radiation beams.

Treatment.   During a CyberKnife procedure, a patient lies on the treatment table, which automatically positions the patient. Anesthesia is not required, as the procedure is painless and non-invasive. The treatment, which generally lasts between 30 and 90 minutes, typically involves the administration of between 100 and 200 radiation beams delivered from different directions, each lasting from 10 to 15 seconds. Prior to the delivery of each beam of radiation, the CyberKnife system has the ability to simultaneously take a pair of X-ray images and compare them to the original CT scan. This image guided approach continuously tracks, detects and corrects for any movement of the patient and tumor throughout the treatment to ensure precise targeting. The patient usually leaves the facility immediately upon completion of the procedure.

Follow-up.   Follow-up imaging, generally with either CT or MRI, is usually performed in the weeks and months following the treatment to confirm the destruction and eventual elimination of the treated tumor.

Shared Ownership Programs and Other Services

We provide a variety of services to support the operation and use of our CyberKnife systems. We expect that these services will enable us to generate a recurring revenue stream that will continue to make up an important portion of our revenue.

CyberKnife System Shared Ownership Programs

We offer shared ownership programs under which we provide a CyberKnife system to a customer while retaining ownership of that system. In addition, we provide physician training, educational support, general reimbursement guidance and technical support, as well as possible future upgrades to customers under this program. In return, these customers are generally required to pay us the greater of a minimum payment or a portion of the revenue generated through the use of the CyberKnife system. Generally, this minimum monthly payment is equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. Customers who participate in our shared ownership programs are responsible for costs associated with facility preparation and professional and administrative personnel required to operate the CyberKnife system. Our legacy shared ownership programs were known as our placement programs.

The shared ownership programs typically have a term of five years, during which the customer has the option to purchase the system at pre-determined prices. As of June 30, 2007, we had installed 10 systems under our shared ownership programs.

Warranty and Support Services

We provide a one-year warranty on the purchase of the CyberKnife system. In addition, for a fee that is fixed at the time of purchase, customers can enroll in one of our multiyear service plans:

Diamond Elite multiyear service plan.   Under our Diamond Elite multiyear service plan, or Diamond plan, our customers have the opportunity to acquire up to two unspecified future upgrades per year, when and if they become available. If we offer more than two upgrades a year, customers can exchange their right to receive future upgrades for the current upgrades available. The Diamond plan currently lists in the United States for $460,000 per year, and provides for annual renewals for four years.

Ruby multiyear service plan.   Under our Ruby multiyear service plan, or Ruby plan, customers outside the United States have the opportunity to acquire up to two unspecified future software upgrades per year when and if they become available. The Ruby multiyear service plan currently lists for $380,000 per year and provides for annual renewals for four years.

Basic and Emerald multiyear service plans.   We also offer a basic multiyear service plan, and our Emerald multiyear service plan, or Emerald plan, following the initial one-year warranty period. Under our Emerald plan, customers receive a higher level of support, including a faster response time and coverage for all replacement parts. The current annual prices of our basic and Emerald service plans are $220,000 and $275,000, respectively.

Legacy multiyear service plans.   Prior to November 2005, we offered our Platinum multiyear service plan, or Platinum plan, to customers in the United States and our Gold Elite multiyear service plan, or Gold plan, to customers outside the United States. While these plans are no longer offered, as of June 30, 2007 we were still servicing approximately 46 customers pursuant to these legacy multiyear service plans. These multiyear service plans typically provide for annual renewals for four years, including the one-year warranty period.

Under our Platinum plan, in addition to technical support, customers have the opportunity to acquire at least two future upgrades per year for a maximum of eight upgrades over the three or four year term of the arrangement, for an annual fee of approximately $425,000. If we do not offer at least two upgrades per year, the customer would be entitled to a refund of $100,000 for each upgrade not offered. To date no refunds have been required or are due pursuant to these multiyear service plans.

Under our Gold plan, customers typically have the opportunity to acquire up to two unspecified future software upgrades per year, for an annual fee of $350,000. If we do not offer an upgrade in any particular year, the customer would be entitled to a refund of $100,000 for each upgrade not offered, except in Japan. Pursuant to the Gold plan customers are required to pay for additional hardware if required for the implementation of new software features. To date no refunds have been required or are due pursuant to these multiyear service plans.

Installation and service.   We perform the installation and service of the CyberKnife system in the United States and in selected countries outside the United States. In addition, we have trained third-party service organizations and trained our distributors in Korea, Taiwan, Turkey and Italy to perform the CyberKnife system installation and service. We employ service engineers and technical staff with a high degree of expertise, which is required due to the complexity of the CyberKnife system. As of June 30, 2007, we had 79 engineers, technicians and support personnel in our installations, service and support group. We intend to increase the number of our installation and service personnel as our sales increase.

Training.   In addition to the training we offer with the initial installation of the CyberKnife system and the training required when an upgrade is installed, we offer various training sessions for our customers or our distributors for an additional fee.

Sales and Marketing

We currently market the CyberKnife system through a direct sales force in the United States and a combination of direct sales personnel and distributors in the rest of the world. Support of our international sales is handled through our European and Asian headquarters in Paris, France and in Hong Kong, China. As of June 30, 2007, we had a total of 107 employees in our worldwide sales and marketing group. We expect to continue to increase the number of sales and marketing personnel as we expand our business.

In the United States we use a combination of sales directors, sales specialists, customer account sales executives, product managers, account managers and training specialists. Sales directors and sales specialists are responsible for selling the CyberKnife system to hospitals and stand-alone treatment facilities. Customer account sales executives sell upgrade products to existing customers. Our product managers help market our current products and work with our engineering group to identify and develop upgrades and enhancements for the CyberKnife system. Our account managers are primarily responsible for supporting the CyberKnife systems with marketing and education after installation is completed. Our training specialists train radiation oncologists, surgeons, physicists and radiation therapists.

In addition to marketing to hospitals and stand-alone treatment facilities, we market to radiation oncologists, neurosurgeons, general surgeons, oncology specialists and other referring physicians. We will continue to increase our focus on marketing and education efforts to surgical specialists and oncologists responsible for treating tumors throughout the body. Our marketing activities also include efforts to inform and educate cancer patients about the benefits of the CyberKnife system.

According to the American Society for Therapeutic Radiology and Oncology, or ASTRO, as of 2004 there were approximately 2,010 hospitals and stand-alone treatment facilities in the United States providing radiation therapy services. There are a total of 5,756 hospitals in the United States registered with the American Hospital Organization as of 2004. Our sales and marketing strategy is to target the hospitals and treatment facilities currently providing radiation therapy services, however, in the future we believe that the CyberKnife system will be marketed to hospitals that do not have radiation therapy facilities. In addition, we believe that free-standing cancer centers present a future opportunity to market the CyberKnife system within the United States.

On April 3, 2007, we entered into a Distribution and Remarketing Agreement with Siemens Medical Solutions Inc. USA, acting through its Oncology Care Systems Group, or OCS, pursuant to which we are authorized to purchase, license, sell, and sublicense certain OCS products directly from OCS. OCS granted us the right to purchase and license certain models of CT scanners from OCS, and to promote, market, lease, resell and sublicense the CT scanners to end users, either directly or through its channels of distribution, in the United States and other territories, and to market the CT scanners in conjunction with our CyberKnife and/or RoboCouch products.

From time to time, we may provide our linac system for use in non-medical areas. For example, we are in discussions with a third party to develop and provide two prototype units of our next generation X-ray source system for non-destructive testing uses.

Manufacturing and Assembly

We purchase major components of the CyberKnife system, including the robotic manipulator, treatment table or robotic couch, magnetron, which creates the microwaves for use in the linac, imaging cameras and computers, from outside suppliers. We manufacture certain other electronic and electrical subsystems, including the linac, at our Sunnyvale, California facility. We then assemble and integrate these components with our proprietary software for treatment planning and treatment delivery and perform essential testing prior to shipment to customer sites. Approximately 50,000 square feet in our Sunnyvale facilities are presently dedicated to these manufacturing and assembly activities.

In January 2005, we acquired American Science and Engineering’s, or AS&E, High Energy Systems, or HES, business for $8.4 million. This acquisition provided us with the sole ownership of the intellectual property associated with our X-band linac, trade secrets and know-how used in the manufacturing process and included the hiring of key technologists previously employed by AS&E. HES had been the sole source manufacturer of the linac used in the CyberKnife system.

Single source suppliers presently provide us with several components, including the magnetron, the treatment couches and the imaging plates. In most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. In the event of a disruption in any of these suppliers’ ability to deliver a component, we would need to secure a replacement supplier. Additionally, any disruption or interruption of the supply of key subsystems could result in increased costs and delays in deliveries of CyberKnife systems, which could adversely affect our reputation and results of operations.

Intellectual Property

The proprietary nature of, and protection for, our products, product components, processes and know-how are important to our business. We seek patent protection in the United States and internationally for our product systems and other technology where available and when appropriate. Our policy is to patent or in-license the technology, inventions and improvements that we consider important to the development of our business. In addition, we use license agreements to selectively convey rights to our intellectual property to others. We also rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

As of June 30, 2007, we held 16 U.S. patents, three allowed U.S. patent applications, 68 pending U.S. patent applications, and are pursuing additional U.S. patent applications on additional key inventions to enhance our intellectual property rights. The first of our patents will expire in 2010 and currently the last of our patents will expire in 2024. As of June 30, 2007, we also held 21 foreign patents, 15 pending published Patent Cooperation Treaty applications and 38 foreign patent applications which correspond to our issued U.S. patents and pending U.S. patent applications. We cannot be sure that any patents will issue from any of our pending patent applications, nor can we assure you that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology. An additional key component of our intellectual property is our proprietary software used in planning and delivering the CyberKnife system’s therapeutic radiation dose. Through the HES acquisition, we acquired certain intellectual property rights for the compact linac used in current versions of the CyberKnife system.

In addition to our patents, we also rely upon trade secrets, know-how, trademarks, copyright protection and continuing technological and licensing opportunities to develop and maintain our competitive position. We require our employees, consultants and outside scientific collaborators to execute confidentiality and invention assignment agreements upon commencing employment or consulting relationships with us.

Patents may provide some degree of protection for our intellectual property. However, patent protection involves complex legal and factual determinations and is therefore uncertain. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of technology of interest to us. As a result, we cannot assure you that patents will issue from any of our patent applications. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. In view of these factors, our intellectual property positions bear some degree of uncertainty.

We have also entered into licensing agreements with third parties relating to rights and technologies. On January 30, 1991, we entered into a Manufacturing License and Technology Transfer Agreement with Schonberg Radiation Corporation under which Schonberg granted us a perpetual exclusive license to use and manufacture products utilizing some of Schonberg’s patent and other intellectual property rights relating to the design, engineering and manufacturing of the compact linacs that may be used in the

CyberKnife system for medical applications. On November 29, 2006, we entered into a Patent and Trademark License Agreement with Forte Automation Systems, Inc., or Forte, under which we granted Forte a license, exclusive with respect to one customer for patent rights and trademark rights related to our patient positioning system.

On April 27, 2007, we entered into a License and Development Agreement with CyberHeart, Inc., or CyberHeart. As part of this agreement, we will license certain intellectual property rights and technologies to CyberHeart, which CyberHeart will use to develop and commercialize new systems and applications in the field of cardiac disease. In the event CyberHeart is able to successfully develop and commercialize such an application, under the agreement, we would be the sole supplier of radiosurgery equipment to CyberHeart and would also be entitled to receive specified payments based on usage of the CyberHeart system. Roderick Young, who resigned from our board of directors in January 2007, is a founder, officer and director of CyberHeart, Inc.

In December 2004 and in connection with the HES acquisition, we entered into a license agreement with AS&E relating to the intellectual property we obtained from the HES acquisition. We granted AS&E an exclusive, worldwide, fully paid license for use of the purchased intellectual property in the national security and non-destructive testing markets, as well as a non-exclusive worldwide, fully paid license of the intellectual property for all uses other than (a) the national security and non-destructive testing markets and (b) medical use or applications. In addition, we received an exclusive, worldwide, fully paid license to any modifications, improvements, enhancements or new developments to the acquired intellectual property by AS&E which are limited to medical uses or applications. We recently began the development of a next-generation linac, using technology developed independently from the intellectual property we obtained from the HES acquisition. We are developing this technology for medical uses and applications and other markets, including national security and non-destructive testing. In October 2006, January 2007 and February 2007, we received correspondence from AS&E expressing concerns that we may be using the intellectual property obtained from the HES acquisition in a manner that breaches, or may intend to breach, our contractual obligations under the license agreement. The intellectual property at issue relates to the development of a next-generation linac for use in national security and non-destructive testing areas, as well as medical uses. We are developing the technology used in the next-generation linac independently from the intellectual property we obtained from the HES acquisition. While we do not believe our activities breach or violate the terms of the license agreement, we cannot assure you that AS&E will not assert that we are breaching our obligations under our license agreement with them.

On July 9, 1997, we entered into a license agreement with The Board of Trustees of the Leland Stanford Junior University for technology and patents to develop, manufacture, use and sell products utilizing feature matching technology to align images used in radiosurgery.

Although we are not currently a party to any legal proceedings relating to our intellectual property, in the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert these claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against these claims, whether they are with or without any merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management’s attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, if at all, which could seriously harm our business or financial condition.

Research and Development

Continued innovation is critical to our future success. Our current product development activities include projects expanding clinical applications in radiosurgery, driving product differentiation, and continually improving the CyberKnife system’s capabilities. Some of our product upgrades include AXUM, Express, Synchrony, Xsight Spine Tracking System, InView, MultiPlan and RoboCouch. Research activities strive to enable new product development opportunities by developing new technologies and advancing areas of existing core technology such as a next generation linac.

The modular design of our products supports rapid development for new clinical capabilities and performance enhancements by generally allowing each subsystem to evolve within the overall platform design. Access to regular product upgrades protects customer investment in the CyberKnife system, facilitates the rapid adoption of new features and capabilities among existing installed base customers, and drives increasing value in our multiyear service plans. These upgrades will generally consist of software and hardware enhancements designed to increase the ease of use of our CyberKnife system and improve the speed and accuracy of treatment.

As of June 30, 2007, we had 127 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2007, 2006 and 2005 were $26.8 million, $17.8 million and $11.7 million, respectively. We plan to continue to increase our investment in research and development in future periods.

Competition

The medical device industry in general, and the non-invasive cancer treatment field in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery, minimally invasive procedures, radiation therapy chemotherapy and other drugs are other means to treat cancer. Also, we compete directly with frame-based radiosurgery systems primarily from Elekta AB (publ), or Elekta, BrainLAB AG, and the Integra Radionics business of Integra Life Sciences Holding Corporation.

The market for standard linacs is dominated by three companies: Elekta, Siemens AG, or Siemens, and Varian Medical Systems, Inc., or Varian. In addition, a more recent entrant, TomoTherapy Incorporated, or TomoTherapy, markets a radiation therapy product. The CyberKnife system does not perform radiotherapy, which uses low doses of radiation over a long period of time with fractionated treatments to kill cancer cells, and generally does not compete directly with standard medical linacs that perform traditional radiotherapy, although some manufacturers of standard accelerator systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image-guidance systems to perform radiosurgery. In addition, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, drug treatment, gene therapy, which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes, and other approaches. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

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

•       properly identifying customer needs and delivering new upgrades to address those needs;

•       published studies supporting the efficacy and safety of the CyberKnife system;

•       limiting the time required from proof of feasibility to routine production;

•       limiting the timing and cost of regulatory approvals;

•       the manufacture and delivery of our products in sufficient volumes on time, and accurately predicting and controlling costs associated with manufacturing, installation, warranty and maintenance of the products;

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

Reimbursement

In the United States, healthcare providers generally rely on third-party payors, principally private insurers and governmental payors such as Medicare and Medicaid, to cover and reimburse all or part of the cost of a medical procedure performed with a medical device. Our ability to commercialize our products successfully depends in significant part on the extent to which appropriate coverage and reimbursement for our products and related procedures are obtained from third-party payors. We cannot assure you that government or private third-party payors will cover and reimburse the procedures using our technology in whole or in part in the future or that payment rates will be adequate.

Medicare coverage and reimbursement policies are particularly significant to our business. Not only is Medicare the single largest third-party payor, but many other governmental and commercial payors follow its coverage and reimbursement policies. The Medicare coverage and reimbursement policies are developed by the Centers for Medicare and Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program and its contractors. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (e.g., teaching or community hospital) and other factors.

Medicare coverage for procedures using our technology currently exists in the hospital outpatient setting and in the free-standing clinic setting. For hospital outpatient procedures, where currently the vast majority of procedures using our CyberKnife system are performed, Medicare payments generally are made under a prospective payment system, which is based on the Ambulatory Payment Classifications, or APCs, under which procedures are categorized.

CMS assigns procedures that are comparable clinically and in terms of resources to the same APC. Hospitals are paid the applicable APC payment rate for the outpatient procedure, regardless of the actual cost for such treatment. CMS will frequently categorize a procedure or service in a new technology APC where the procedure does not have sufficient claims data to be placed in an existing APC that is appropriate in terms of clinical characteristics and resource costs. Once CMS has collected sufficient claims data on the procedure being paid under a new technology APC, the agency will assign the procedure to an existing APC group. Procedures generally are reimbursed under new technology APCs for two to three years. Beginning in 2004, both planning and treatment using our CyberKnife system were assigned to new technology APCs. Medicare accomplished this through certain temporary billing codes: Healthcare Common Procedure Coding System, or HCPCS, code G0338 (“Linear-accelerator-based stereotactic radiosurgery planning”), HCPCS code G0339 (“Image-guided robotic linear accelerator-based stereotactic radiosurgery, complete course of therapy in one session, or first session of fractionated treatment”) for the first or single treatment, and HCPCS code G0340 (“Image-guided robotic linear accelerator-based stereotactic radiosurgery, delivery including collimator changes and custom plugging, fractionated treatment, all lesions, per session, second through fifth sessions, maximum five sessions per course of treatment”) for any subsequent treatments.

CMS has determined that planning for stereotactic radiosurgery procedures using our technology should be reported using several Category I Current Procedure Terminology, or CPT, codes. The CPT planning codes are assigned to clinical APCs with payment levels that resulted in a slight increase in payment in 2006 and 2007 as compared to prior years.  For calendar 2008, CMS has proposed increases in payment rates for certain CPT codes applicable to treatment planning resulting in a cumulative increase for treatment planning reimbursement in 2008 as compared to 2007, assuming the proposed increases are implemented.

For 2004 to 2006, placement of HCPCS codes G0339 and G0340 in the new technology APCs resulted in a national payment rate of $5,250 for the first treatment and $3,750 for each treatment thereafter, up to a maximum of five treatments. For 2007, CMS determined that procedures performed in the hospital outpatient department using our technology be transitioned from the new technology APCs to two clinical APCs. Under the finalized payment rules, the national payment rate for procedures billed using HCPCS code G0339 is $3,896, and procedures billed under HCPCS code G0340 are paid $2,645. For 2008, CMS has proposed HCPCS codes G0339 and G0440 remain in clinical APCs assigned in 2007 at increased payment rates as compared to 2007.  The proposed payment rates for 2008 for HCPCS codes G0339 and G0440 are $3,918 and $3,017, respectively.  We cannot assure you that these proposed payment rates will be implemented as proposed.

Medicare payment to free-standing clinics generally is based on the physician fee schedule. There are no national payment rates for HCPCS codes G0339 and G0340, and Medicare contractors determine the payment rates for their jurisdiction. We understand that some Medicare contractors may require the use of other billing codes for the procedures.

In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the free-standing clinic setting. Payment is based on the physician fee schedule, and payment amounts are updated on an annual basis. Beginning in

2007, CMS changed how it determines payment levels under the physician fee schedule. Specifically, CMS revised the methodology for calculating the physician work component, which reflects physician time and intensity of effort in performing a procedure or service. CMS also changed its methodology for calculating the practice expense component, which reflects the overhead expenses that a physician incurs, such as rent, equipment and salaries. We do not expect that these changes will result in any significant change in reimbursement for physician professional services performed in connection with the CyberKnife procedure. At this time, we cannot predict the full impact of these changes on our operations. Under proposed guidelines for 2008 Medicare reimbursements, CMS has proposed changes in payment rates for certain CPT codes applicable to physician services that may result in increases in some areas and decreases in others.  We expect that the net effect of these changes will not result in significant changes in reimbursement for physician professional services performed in connection with the CyberKnife procedure.

We also cannot assure you that Medicare will continue to cover and reimburse the procedures using the CyberKnife system, or that the amounts reimbursed under applicable codes will be adequate. While private third-party payors frequently follow Medicare coverage, coding and payment determinations, we cannot assure you that these payors will adopt coverage and reimbursement policies similar to those established by Medicare or whether they will cover and reimburse the procedures using CyberKnife systems in whole or in part. In the United States, we believe that a majority of private healthcare payors provide coverage for CyberKnife procedures under negotiated contracts with hospitals and clinics.

The American Medical Association, or AMA, established four new Category I CPT codes relating to stereotactic radiosurgery, which became effective January 1, 2007. Third-party payors may decide to use three of these codes to describe treatment (CPT codes 77372 and 77373) and treatment management (CPT code 77435) using our technology. CMS has announced that these codes are not to be used for our technology for Medicare payments for hospital outpatient services under the prospective payment system in 2007. These codes were assigned values for payments under the Medicare physician fee schedule for 2007 and may be required by Medicare contractors for use in other settings. CMS has again proposed that these codes are not to be used for our technology for Medicare payments for hospital outpatient services under the prospective payment system in 2008.  Instead, CMS has again proposed that the G-codes be retained for use in these settings in 2008.  At this time, most freestanding clinics seeking reimbursement for services using our technology have not yet begun to use these new codes.  The extent to which any of these new codes would be required in the future by Medicare contractors for services using our technology and performed in free-standing clinics or by other third-party payors is unclear. It is also unclear at this time whether or for how long the new codes will continue to coexist with or replace the existing codes for treatment using our technology (HCPCS codes G0339 and G0340) and how the level of reimbursement would be impacted by the new codes. If Medicare contractors begin to require the use of the new codes for 2007 or 2008, the reimbursement rates for CPT codes 77372 and 77373 under the 2007 and proposed 2008 Medicare physician fee schedule could result in a material adverse effect on our business.

The current emphasis on cost-containment by third-party payors makes it exceedingly difficult for new medical devices and surgical procedures to obtain adequate coverage and reimbursement. Often, it is necessary to convince these payors that the new devices or procedures will establish an overall cost savings compared to currently reimbursed devices and procedures. We believe that the CyberKnife system may offer an opportunity for payors to reduce the cost of treatment for solid tumors as compared with surgical removal; however, we cannot assure you that payors will agree that these advantages exist or that payors will make reimbursement decisions based upon any such advantages. Hospitals would be less likely to purchase our products if they do not receive sufficient levels of reimbursement. In addition, if physicians or hospital administrators believe that our system will add cost to a procedure but will not add sufficient offsetting economic or clinical benefits, physician adoption could be impaired. Any reduction or limitation in use of our products could cause our sales to suffer.

Reimbursement by third-party payors is often positively influenced by the existence of peer-reviewed publications of long-term safety and efficacy data. We have collected and published data on clinical results for patients that have undergone surgical procedures involving use of the CyberKnife system, although we do not yet have long-term safety and efficacy data for a significant patient population size. We cannot assure you that our products will continue to be covered and reimbursed without publication of additional data, including data supporting long-term safety and efficacy of the CyberKnife system.

We have hired a director of reimbursement and have established a dedicated reimbursement group that seeks to provide education to physicians and facilities in working with payors on coverage and reimbursement issues for procedures involving the use of the CyberKnife system. This group participates in reimbursement application processes worldwide, assists our customers in obtaining pre-approval from third-party payors for patients who will be undergoing treatment using the CyberKnife system and provides our customers with copies of relevant coverage, coding and payment policies, including those of the Medicare program, as well as published literature and clinical data supporting clinical safety and efficacy in the device.

To further support adequate coverage and reimbursement, a group of customers has formally organized into a non-profit organization to pursue patient access to the CyberKnife technology, adequate reimbursement, coverage and payment of our product worldwide, with a strong emphasis on the United States. This group, the CyberKnife Coalition, has a charter to promote patient access to CyberKnife system technology and treatment, and realize adequate coverage and reimbursement to support that treatment. The Coalition seeks to assure and advocate that procedures using the CyberKnife system continue to be reimbursed at appropriate levels by Medicare and other third-party payors.

Internationally, reimbursement and healthcare payment systems vary substantially from country to country and include single-payor, government managed systems as well as systems in which private payors and government-managed systems exist side-by-side. In addition, in many international markets, consumers of healthcare services, particularly services involving new or specialized technology, may pay out-of-pocket for such services.  Our ability to achieve market acceptance or significant sales volume in international markets we enter will be dependent in large part on the availability of reimbursement for procedures performed using our products under health care payment systems in such markets. To date, healthcare providers in Europe and in Asian markets with installed CyberKnife systems have been able to successfully negotiate coverage contracts with their local payors at adequate payment rates.

Regulatory Matters

Domestic Regulation

Our products and software are medical devices subject to regulation by the U.S. Food and Drug Administration, or FDA, as well as other regulatory bodies. FDA regulations govern the following activities that we perform and will continue to perform to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•       product design and development;

•       document and purchasing controls;

•       production and process controls;

•       acceptance controls;

•       product testing;

•       product manufacturing;

•       product safety;

•       product labeling;

•       product storage;

•       recordkeeping;

•       complaint handling;

•       pre-market clearance or approval;

•       advertising and promotion; and

•       product sales and distribution.

FDA pre-market clearance and approval requirements.   Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring pre-market approval. All of our current products are class II devices.

510(k) clearance pathway.   When a 510(k) clearance is required, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or PMA. By regulation, the FDA is required to clear or deny a 510(k) pre-market notification within 90 days of submission of the application. As a practical matter, clearance may take longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

In July 1999, we received 510(k) clearance for the CyberKnife system for use in the head and neck regions of the body. In August 2001, we received 510(k) clearance for the CyberKnife system to provide treatment planning and image guided stereotactic radiosurgery and precision radiotherapy for lesions, tumors and conditions anywhere in the body where radiation treatment is indicated. In April 2002, we received 510(k) clearance for the Synchrony Motion Tracking System as an option to the CyberKnife system, intended to enable dynamic image guided stereotactic radiosurgery and precision radiotherapy of lesions, tumors and conditions that move under influence of respiration.

Pre-market approval (PMA) pathway.   A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. No device that we have developed has required pre-market approval, nor do we currently expect that any future device or indication will require pre-market approval.

Product modifications.   After a device receives 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance or approval. We have modified aspects of our CyberKnife system family of products since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required for the modifications. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. From January 1, 2003 to June 30, 2007, we submitted an additional eight 510(k) clearances notifications for modifications made to the operation of the CyberKnife system. These applications were cleared by the FDA.

Pervasive and continuing regulation.   After a device is placed on the market, numerous regulatory requirements apply. These include:

•       Quality System Regulation, or QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during product design and throughout the manufacturing process;

•       labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses; and

•       medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. In the past, our prior facility has been inspected, and observations were noted. In May 2004 and April 2006, during routine inspections performed by the FDA, two minor observations were made in each inspection. We have taken corrective action on the minor observations in response to the FDA’s observations. There were no observations that involved a material violation of regulatory requirements. We believe that we are in substantial compliance with the QSR. In February 2007, during routine inspections performed by the FDA of one of our manufacturing facilities, no observations were made.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•       fines, injunctions, consent decrees and civil penalties;

•       recall or seizure of our products;

•       operating restrictions, partial suspension or total shutdown of production;

•       refusing our requests for 510(k) clearance or pre-market approval of new products or new intended uses;

•       withdrawing 510(k) clearance or pre-market approvals that are already granted; and

•       criminal prosecution.

The FDA also has the authority to require us to repair, replace or refund the cost of any medical device that we have manufactured or distributed. If any of these events were to occur, they could have a material adverse effect on our business.

Radiological health.   Because our CyberKnife system contains both laser and X-ray components, and because we assemble these components during manufacturing and service activities, we are also regulated under the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. This law requires laser and X-ray products to comply with regulations and applicable performance standards, and manufacturers of these products to certify in product labeling and reports to the FDA that their products comply with all such standards. The law also requires manufacturers to file new product reports, and to file annual reports and maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed. Assemblers of diagnostic X-ray systems are also required to certify in reports to the FDA, equipment purchasers, and where applicable, to state agencies responsible for radiation protection, that diagnostic and/or therapeutic X-ray systems they assemble meet applicable requirements. Failure to comply with these requirements could result in enforcement action by the FDA, which can include injunctions, civil penalties, and the issuance of warning letters. In the past, we failed to submit required reports to the FDA in a timely fashion. To correct our reporting deficiencies we initiated in 2003, a corrective action plan that included, among other things, filing all past due reports with the FDA, applicable state agencies, and customers. We have also developed and implemented procedures to ensure future reports are made in a timely manner. While we believe all past reporting deficiencies have been corrected, we cannot assure you that FDA will deem our corrective actions sufficient or that FDA will not initiate enforcement action against us.

Fraud and Abuse Laws

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by significant criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Evolving interpretations of current laws, or the adoption of new federal or state laws or regulations could adversely affect many of the arrangements we have with customers and physicians. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Anti-kickback laws.   Our operations are subject to broad and changing federal and state anti-kickback laws. The Office of the Inspector General of the Department of Health and Human Services, or the OIG, is primarily responsible for enforcing the federal Anti-Kickback Statute and generally for identifying fraud and abuse activities affecting government programs. The federal Anti-Kickback Statute, prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid. “Remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything of value at less than fair market value.

Penalties for violating the federal Anti-Kickback Statute include criminal fines of up to $25,000 and/or imprisonment for up to five years for each violation, civil fines of up to $50,000 and possible exclusion from participation in federal health care programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs, and do not include comparable exceptions.

The Office of the Inspector General of the Department of Health and Human Services, or OIG, has issued safe harbor regulations which set forth certain activities and business relationships that are deemed safe from prosecution under the federal Anti-Kickback Statute. There are safe harbors for various types of arrangements, including, without limitation, certain investment interests, leases and personal services and management contracts. The failure of a particular activity to comply in all regards with the safe harbor regulations does not mean that the activity violates the federal Anti-Kickback Statute or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG.

The OIG has identified the following arrangements with purchasers and their agents as ones raising potential risk of violation of the federal Anti-Kickback Statute:

•       Discount and free good arrangements that are not properly disclosed or accurately reported to federal health care programs;

•       Product support services, including billing assistance, reimbursement consultation and other services specifically tied to support of the purchased product, offered in tandem with another service or program (such as a reimbursement guarantee) that confers a benefit to the purchaser;

•       Educational grants conditioned in whole or in part on the purchase of equipment, or otherwise inappropriately influenced by sales and marketing considerations;

•       Research funding arrangements, particularly post-marketing research activities, that are linked directly or indirectly to the purchase of products, or otherwise inappropriately influenced by sales and marketing considerations; and

•       Other offers of remuneration to purchasers that are expressly or impliedly related to a sale or sales volume, such as “prebates” and “upfront payments,” other free or reduced-price goods or services, and payments to cover costs of “converting” from a competitor’s products, particularly where the selection criteria for such offers vary with the volume or value of business generated.

We have a variety of financial relationships with physicians who are in a position to generate business for us. For example, physicians own our stock who also provide medical advisory and other consulting and personal services. Similarly, we have a variety of different types of arrangements with our customers. For example, our placement and shared ownership programs entail the provision of our CyberKnife system to our customers under a deferred payment program, where we generally receive the greater of a fixed minimum payment or a portion of the revenues of services. Included in the fee we charge for the placement and shared ownership programs are a variety of services, including physician training, educational and marketing support, general reimbursement guidance and technical support, and, in the case of the placement program, certain services and upgrades are provided without additional charge based on procedure volume. In the past, we have also provided loans to our customers. We also provide research grants to customers to support customer studies related to, among other things, our CyberKnife systems.

If our past or present operations are found to be in violation of the federal Anti-Kickback Statute or similar government regulations to which we or our customers are subject, we or our officers may be subject to the applicable penalty associated with the violation, including significant civil and criminal penalties, damages, fines, imprisonment, and exclusion from the Medicare and Medicaid programs. The impact of any such violation may lead to curtailment or restructuring of our operations. Any penalties, damages, fines, or curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that some of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. If an enforcement action were to occur, our reputation and our business and financial condition could be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

Physician self-referral laws.   We are also subject to federal and state physician self-referral laws. The federal Ethics in Patient Referral Act of 1989, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral.

In addition, in connection with the release of proposed Medicare reimbursement rates for calendar 2008, CMS has also proposed significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law. These proposed regulations would, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The proposed regulations, if adopted, would limit these arrangements and could require the restructuring of existing arrangements between physician owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies. As a result, these proposed regulations, if enacted, could have an adverse impact on our product sales and therefore on our business and results of operations.

A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed, and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

Federal False Claims Act.   The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife system or acquired a CyberKnife system through our shared ownership program with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement; and such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated as a result of any of these laws.

HIPAA.   The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

International Regulation

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The primary regulatory environment in Europe is that of the European Union and the three additional member states of the European Economic Area, or EEA, which have adopted similar laws and regulations with respect to medical devices. The European Union has adopted numerous directives and the European Committee for Standardization has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of the relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, may be commercially distributed throughout the member states of the European Economic Area.

The method of assessing conformity to applicable standards and directives depends on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a European Union member state to conduct the conformity assessment. This relevant assessment may consist of an audit of the manufacturer’s quality system (currently ISO 13485), provisions of the Medical Devices Directive, and specific testing of the manufacturer’s device. In September 2002, our facility was awarded the ISO 13485 certification, which replaces the ISO 9001 and EN 46001 approvals, which has been subsequently maintained through periodic assessments, in accordance with the expiration dates of the standards, and we are currently authorized to affix the CE mark to our products, allowing us to sell our products throughout the European Economic Area.

We are also currently subject to regulations in Japan. A Japanese distributor received the first government approval to market the CyberKnife system from the Ministry of Health and Welfare in November 1996. In December, 2003, we received approval from the Ministry of Health, Labour and Welfare to market the CyberKnife system in Japan and a new distributor, Chiyoda Technol Corporation, was appointed to distribute the CyberKnife system. Current clinical use in Japan is limited to head and neck applications. Although we and our distributor have applied for approval of broader clinical use of the CyberKnife system in Japan, it is not possible to accurately predict the timing of this approval.

We are subject to additional regulations in other foreign countries, including, but not limited to, Canada, Taiwan, China and Korea, in order to sell our products. We intend that either we or our distributors will receive any necessary approvals or clearance prior to marketing our products in those international markets.

State Certificate of Need Laws

In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or the provision of new services. These laws generally require appropriate state agency determination of public need and approval prior to the acquisition of such capital items or addition of new services. Certificate of need regulations may preclude our customers from acquiring the CyberKnife system, whether through purchase or our shared ownership programs, and from performing stereotactic radiosurgery procedures using the CyberKnife system. Several of our prospective customers currently are involved in appeals of certificate of need determinations. If these appeals are not resolved in favor of these prospective customers, they may be precluded from purchasing and/or performing services using the CyberKnife system. Certificate of need laws are the subject of continuing legislative activity, and a significant increase in the number of states regulating the acquisition and use of the CyberKnife system through certificate of need or similar programs could adversely affect us.

Employees

As of June 30, 2007, we had 449 employees worldwide, including 127 in research and development, 107 in sales and marketing, 79 in installation and service, 58 in manufacturing, and 78 in administration. None of the employees are represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and we believe our relationship with our employees is good.

Item 1A.                Risk Factors

Risks Related to Our Business

We have a large accumulated deficit, expect future losses and may be unable to achieve or maintain profitability.

We have incurred net losses in every fiscal year since our inception. As of June 30, 2007, we had an accumulated deficit of $126.3 million. We may continue to incur net losses in the future, particularly as we increase our manufacturing, sales and marketing and administrative activities and as we continue our research and development activities. Our ability to achieve and maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We are required to defer revenue associated with our legacy multiyear service plans due to specified obligations related to the delivery of upgrades to the CyberKnife system. Although we anticipate our deferred revenue will begin to decline in future periods, we may not be able to recognize some portions of our deferred revenue until we have satisfied all obligations for delivery of upgrades. We cannot assure you that we will be able to achieve or maintain profitability. In the event we fail to achieve and maintain profitability, our stock price could decline.

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

In the event that a customer does not, for any of the reasons above or other reasons, proceed with installation of the system after entering into a purchase contract, we would only recognize up to the deposit portion of the purchase price as revenue, unless the deposit was refunded to the customer. Therefore, delays in the installation of CyberKnife systems or customer cancellations would adversely affect our cash flows and revenue, which would harm our results of operations and could cause our stock price to decline.

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

Uncertainty exists as to the coverage and reimbursement status of new medical products and services and new indications for existing products. The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. However, we cannot assure you that the CyberKnife procedure will continue to be reimbursed at current rates or that third-party payors will continue to consider our products cost-effective relative to other treatments and provide coverage and reimbursement for our products, in whole or in part. For 2007, CMS issued a final rule that resulted in a downward adjustment to the reimbursement rates for treatments using our technology in the hospital outpatient department. For 2007, under the finalized Medicare payment rules, the national payment rates for procedures billed using these codes are $3,896 and $2,645, respectively. For 2004 to 2006, the Medicare billing codes for treatments using the CyberKnife system in the hospital outpatient department were assigned a national payment rate of $5,250 for the first treatment and $3,750 for each treatment thereafter, up to a maximum of five treatments. For 2008, CMS has proposed increasing the payment rates for procedures billed using these codes to $3,918 and $3,017, respectively. However, we cannot assure you that these reimbursement rates will be implemented as proposed.

In addition, new billing codes for stereotactic radiosurgery have been established by the American Medical Association, effective 2007. CMS has determined that the new codes are not to be used for hospital outpatient claims under the prospective payment system for 2007 and, instead, existing billing codes for our technology continue to be in effect. It appears that the new billing codes established by the American Medical Association generally are not being used for treatments using the CyberKnife system in non-hospital settings, or free-standing clinic settings, as well. It remains unclear how these new billing codes will be used for procedures in other settings for Medicare purposes or how they will be used by non-Medicare payors in the future. Payment amounts for 2007 under the Medicare physician fee schedule for freestanding clinic settings may result in a decrease from current payment amounts if these codes are required for billing our technology. Physicians, hospitals and other healthcare providers may be reluctant to purchase the CyberKnife system or may decline to do so entirely if they determine there is not sufficient coverage and reimbursement from third-party payors for the cost of the CyberKnife procedure. In addition, if physicians or hospital administrators believe that our CyberKnife system will add costs to a procedure, but will not add sufficient offsetting economic or clinical benefits, adoption could be impaired. Any reduction or limitation in use of the CyberKnife system could have an adverse impact on our sales.

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

Even if third-party payors provide adequate coverage and reimbursement for the CyberKnife procedure, adverse changes in third-party payors’ general policies toward reimbursement could preclude market acceptance for our products and materially harm our sales and revenue growth, which could cause our stock price to decline. In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposals to change the healthcare system, and some could involve changes that significantly affect our business. For instance, on December 8, 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which, among other things, established a new prescription drug benefit and changed reimbursement methodologies for drugs and devices used in hospital outpatient departments and in the home. In addition, certain federal regulatory changes occur at least annually. CMS has determined that, beginning in 2007, treatments in hospital outpatient departments using our technology will no longer be assigned a new technology classification and, instead, will be transitioned to a classification that would result in a reduction in Medicare payments to hospitals. Further, new billing codes that went into effect in 2007 may be required by third-party payors in the future and may result in a decrease in payments for services using our technology. A downward adjustment in reimbursement could have a material adverse effect on our operations.

In addition, in connection with the release of proposed Medicare reimbursement rates for calendar 2008, CMS has also proposed significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law. These proposed regulations would, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The proposed regulations, if adopted, would limit these arrangements and could require the restructuring of existing arrangements between physician owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies. As a result, these proposed regulations, if enacted, could have an adverse impact on our product sales and therefore on our business and results of operations.

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

Our accountants have identified and reported to us material weaknesses for the years ended June 30, 2007, 2006 and 2005, relating to our internal controls over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

In connection with the audit of our consolidated financial statements for the years ended June 30, 2007, 2006 and 2005, our independent registered public accounting firm identified material weaknesses and significant deficiencies in our internal controls over financial reporting. Material weaknesses and significant deficiencies relate to a lack of segregation of duties, inadequate review procedures and the misapplication of accounting policies related to revenue recognition and stock-based compensation.

Our independent registered public accounting firm has not yet audited the effectiveness of our internal controls over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal controls over financial reporting. Beginning with our annual report on Form 10-K for the fiscal year ending June 30, 2008, we will become subject to the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which requires publicly-held companies to include in its annual report on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting. We have begun the process of evaluating internal controls over financial reporting, and in the process of conducting this evaluation additional material weaknesses, significant deficiencies and other control deficiencies may be identified. To comply with our Section 404 obligations, we are incurring additional expenses including hiring additional personnel and outside consultants, and we may experience a diversion on management’s time and attention. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.

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

Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses and the significant deficiencies and control deficiencies discussed above. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our consolidated financial statements, which in turn could cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. Any such failure could also adversely affect management’s assessment of our disclosure controls and procedures, required with the filing of our quarterly and annual reports and the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting that will be required when the Securities and Exchange Commission’s, or SEC’s, rules under Section 404 become applicable to us beginning with our Annual Report on Form 10-K for the year ending June 30, 2008.

In addition, the complexity of our financial model contributes to our need for effective financial reporting systems and internal controls. We recognize revenue from a range of transactions including CyberKnife system sales, shared ownership programs and services. The CyberKnife system is a complex product that contains both hardware and software elements. The complexity of the CyberKnife system and of our financial model requires us to process a broader range of financial transactions than would be required by a company with a less complex financial model. Accordingly, deficiencies or weaknesses in our internal controls would likely impact us more significantly than they would impact a company with a less complex financial model.

We are subject to numerous risks in connection with Section 404 of the Sarbanes-Oxley Act.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. We will need to comply with this requirement commencing with our Annual Report on Form 10-K for the fiscal year ending June 30, 2008. To comply with this requirement, we are incurring additional expenses and a diversion of management’s time. While we currently anticipate completion of testing and evaluation of our internal control over financial reporting with respect to the requirements of Section 404 of Sarbanes-Oxley in a timely fashion, we may not be able to accomplish this because the applicable requirements are complex and time-consuming. In addition, as a result of our evaluation of internal control over financial reporting and related systems, we and our auditors had identified one or more material weaknesses in our internal control over financial reporting as described above.

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

The market for standard linear accelerators is dominated by three companies: Elekta, Siemens AG and Varian. In addition, TomoTherapy Incorporated markets and sells a radiation therapy product. The CyberKnife system is not typically used to perform traditional radiation therapy and therefore does not usually compete directly with standard medical linacs that perform standard radiation therapy. However, some manufacturers of standard linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image-guidance systems to perform radiosurgery. In addition, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, drug treatment, gene therapy, which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes, and other approaches. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

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

In order for us to market and sell the CyberKnife system internationally, either through direct sales personnel or through distributors, we must obtain and maintain regulatory clearances applicable to the countries and regions in which we are selling, or are seeking to sell, our products. These regulatory approvals and clearances, and the process required to obtain and maintain them, vary substantially among international jurisdictions. In some jurisdictions, we rely on our distributors to manage the regulatory process and we are dependent on their ability to do so effectively. For example, in Japan, our clearances are currently limited to use of the CyberKnife system in the head and neck. In addition, our regulatory approval in Japan was suspended for a period of twelve months during 2003 as a result of a failure of our distributor to coordinate product modifications and obtain necessary regulatory clearances in a timely manner. As a result, the CyberKnife system was recalled in Japan and our former Japanese distributor was told to stop selling the CyberKnife system. In response, we retained a regulatory consultant who was not affiliated with our former Japanese distributor and worked with the Japanese Ministry of Health, Labor and Welfare and applied for, and received, approval to sell an updated version of the CyberKnife system under the name of CyberKnife II in Japan. By working with a new distributor, Chiyoda Technol Corporation, we were able to begin distributing the CyberKnife II system in 2004 with no probationary period. In the event that we are unable to obtain and maintain regulatory clearances for the CyberKnife system, including new clearances for system upgrades and use of the system anywhere in the body, in international markets we have entered or desire to enter, our international sales could fail to grow or decline. These events would harm our business and could cause our stock price to decline.

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

In October 2006, January 2007 and February 2007, we received correspondence from American Science and Engineering, Inc., or AS&E, expressing concerns that we may be using certain intellectual property we acquired from AS&E through the HES acquisition in a manner that breaches, or may breach, our contractual obligations under a license agreement with them in certain nonmedical fields. The intellectual property at issue relates to the development of a next-generation linac that could be used for medical as well as non-medical purposes. We are developing the technology used in the next-generation linac independently from the intellectual property we obtained from the HES acquisition. While we do not believe our activities breach or violate the terms of the license agreement, we cannot assure you that AS&E will not commence litigation on the grounds that we are in breach of our obligations under the license agreement.

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

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past. In 2002, we were subject to a product recall in Japan, as a result of a failure of our prior distributor to coordinate product modifications and obtain necessary regulatory approvals in a timely manner. Most recently, in April 2007, we initiated a product correction at twenty different sites related to a software malfunction of the CyberKnife system. As a result of this software malfunction, we are providing affected devices with software upgrades designed to correct the problems that have been identified. We have notified the FDA regarding these software upgrades and corrections. We cannot ensure that the FDA will not require that we take additional actions to address the software malfunctions. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

The CyberKnife system was initially cleared by a number of regulatory authorities for the treatment of tumors in the brain and neck. More recently, the CyberKnife system has been cleared in the United States to treat tumors anywhere in the body where radiation is indicated, and our future growth is dependent in large part on continued growth in full body use of the system. Currently, however, there are a limited number of peer-reviewed medical journal publications regarding the safety and efficacy of the CyberKnife system for treatment of tumors outside the brain or spine. If later studies show that the CyberKnife system is less effective or less safe with respect to particular types of solid tumors, use of the CyberKnife system could fail to increase or could decrease and our growth and operating results would therefore be harmed.

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

The number of our employees increased from 194 as of June 30, 2005 to 449 as of June 30, 2007. In addition, we have significantly expanded our development and operational facilities, including our recent acquisition of a linac manufacturing facility and our new manufacturing site. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

As a result of being a public company, we are incurring increased costs.

As a recently public company, we are incurring increased legal, accounting and other expenses that we did not incur as a private company as we are now subject to SEC, the NASDAQ Stock Market and other rules focusing on corporate governance and financial reporting. In particular, as a public company we will be required to comply with Section 404 regarding management assessment of internal controls. We will first become subject to Section 404 in connection with the audit of our consolidated financial statements for the fiscal year ending June 30, 2008, and we expect to continue to incur substantial additional audit fees and costs for that year’s audit as well as for future audits. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

While we believe that our existing cash and short-term and long-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•       market acceptance of our products;

•       the need to adapt to changing technologies and technical requirements;

•       the existence of opportunities for expansion; and

•       access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and we cannot assure you that financing, if required, will be available in amounts or on terms acceptable to use, if at all.

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

Risks Related to Our Common Stock

The price of our common stock is volatile and may continue to fluctuate significantly, which could lead to losses for stockholders.

The trading prices of the stock of newly public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. Since we became a public company in February 2007, our stock price has been similarly volatile. These broad market fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

Factors affecting the trading price of our common stock include:

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

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. As of August 17, 2007, we have 53,851,781 shares of common stock outstanding. The lockup agreements related to our initial public offering will expire with the opening of the securities markets on September 4, 2007, and as a result a large number of shares of our common stock will become eligible for sale. If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our directors, executive officers and major stockholders own approximately 32.6% of our outstanding common stock as of August 17, 2007, which could limit your ability to influence the outcome of key transactions, including changes of control.

As of August 17, 2007, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 32.6% of our outstanding common stock. As a result, a small number of stockholders have voting control and may be able to control the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

An active trading market for our common stock may not be sustained.

Prior to the initial public offering of our common stock in February 2007, there had been no public market for our common stock. Although our common stock is listed on the NASDAQ Global Market, an active trading market for our shares may not be sustained. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

We have not paid dividends in the past and do not expect to pay dividends in the future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in our current and future debt agreements, and other factors our board of directors may deem relevant. We are subject to several covenants under our debt arrangements that place restrictions on our ability to pay dividends. If we do not pay dividends, a return on your investment will only occur if our stock price appreciates.

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

Facilities

We lease approximately 176,000 square feet of product development, manufacturing and administrative space in three buildings in Sunnyvale, California, and approximately 25,000 square feet of development and manufacturing space in Mountain View, California. Our headquarters building, which is approximately 73,000 square feet, is leased to us until February 2008 and an additional office building, which is approximately 53,000 square feet, is leased to us until May 2010. Our manufacturing facility in Sunnyvale is approximately 50,000 square feet and is leased to us until July 2011. The Mountain View facility is leased to us until October 2010. We have the right to renew the term of our headquarters lease for one three-year term upon prior written notice and the fulfillment of certain conditions. We also maintain offices in France, China and Japan. We believe our current facilities are adequate to meet our current needs, but additional space, including additional radiation-shielded areas in which systems can be assembled and tested, will be required in the future to accommodate anticipated increases in manufacturing needs.

Item 3.                        LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

Our common stock is traded on the Nasdaq Global Market under the symbol “ARAY.” The high and low sale prices for each of the quarters ended are as follows:

	2007
	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter (beginning February 8, 2007)	$31.09	$19.66
Fourth Quarter	$27.58	$21.50

We have never paid cash dividends on our common stock. Our Board of Directors intend to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay out cash dividends to common stockholders in the foreseeable future.

As of August 17, 2007, there were 209 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between February 8, 2007 (the date of our initial public offering) and June 30, 2007, with the cumulative total return of (i) the S&P Health Care Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on February 8, 2007 in our common stock, the S&P Health Care Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on February 8, 2007 was the closing sales price of $28.47 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN*

Among Accuray Incorporated, The NASDAQ Composite Index

And The S&P Health Care Index

*                    $100 invested on February 8, 2007 in stock or on January 31, 2007 in index-including reinvestment of dividends.

Sale of Unregistered Securities

During the fiscal year ended June 30, 2007, the Registrant made sales of the following unregistered securities:

1.     The Registrant sold an aggregate of 1,175,824 shares of common stock to employees, directors and consultants for consideration in the form of cash and forfeited shares in the aggregate amount of $1,176,189 upon the exercise of stock options and stock awards, no shares of which have been repurchased.

2.     The Registrant granted stock options and stock awards to employees, directors and consultants under its 1998 Equity Incentive Plan covering an aggregate of 1,504,280 shares of common stock, with exercise prices ranging from $9.00 to $13.05 per share. Of these, options covering an aggregate of 56,156 were cancelled without being exercised.

3.     The Registrant sold an aggregate of 495,833 shares of common stock to an individual investor upon the cashless exercise of a warrant.

4.     In connection with the Registrant’s initial public offering of shares of its common stock, the outstanding preferred stock of the Registrant converted into shares of common stock in accordance with the Registrant’s certificate of incorporation immediately prior to the initial public offering.

5.     In connection with the reincorporation of Registrant’s predecessor, Accuray Incorporated, a California corporation, or Accuray-CA, into Delaware, shareholders, optionholders and a warrantholder of Accuray-CA exchanged securities held in Accuray-CA for corresponding securities of the Registrant.

6.     The Registrant claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (1) and (2) above under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

7.     The Registrant claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraphs (3) through (6) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which the Registrant relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. The Registrant claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

Use of Proceeds from Public Offering of Common Stock

Our initial public offering of 18,399,998 shares of our common stock, par value $0.001, by us and certain stockholders was effected through a Registration Statement on Form S-1 (Reg. No. 333-138622) which was declared effective by the Securities and Exchange Commission on February 7, 2007. We issued 10,399,998 shares on February 13, 2007 for gross proceeds of $187.2 million. We paid the underwriters a commission of $13.1 million and incurred additional offering expenses of approximately $3.5 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $170.6 million. The managing underwriters of our IPO were J.P. Morgan Securities Inc. and UBS Securities LLC.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds have been invested primarily into money market mutual funds. We have begun, and intend to continue to use, our net proceeds for sales and marketing activities to support the ongoing commercialization of the CyberKnife system, including, but not limited to, expansion of our sales force, additional participation in trade shows and symposia, and expanding our international sales and service presence, for research and development activities, including support of hardware and software product development and clinical study initiatives, and for increased working capital and general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. We have no present understandings, commitments or agreements to enter into any material acquisitions or investments.

Securities authorized for issuance under equity compensation plans

Refer to Item 12. Equity Compensation Plan Information, for information on the Company’s equity compensation plans.

Item 6.                        SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The consolidated statements of operations for the years ended June 30, 2007, 2006 and 2005, and the consolidated balance sheet data at June 30, 2007 and 2006, are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2004 and 2003 and the consolidated balance sheet data at June 30, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this Form 10-K. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial data set forth in those statements. The historical results presented below are not necessarily indicative of future results.

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$140,452	$52,897	$22,377	$19,569	$2,710
Cost of revenue(1)	60,413	27,492	11,115	8,496	3,027
Gross profit	80,039	25,405	11,262	11,073	(317)
Operating expenses:
Selling and marketing(1)	37,889	25,186	16,361	10,647	6,710
Research and development(1)	26,775	17,788	11,655	7,311	5,844
General and administrative(1)	23,915	15,923	8,129	4,672	3,015
Total operating expenses	88,579	58,897	36,145	22,630	15,569
Loss from operations	(8,540)	(33,492)	(24,883)	(11,557)	(15,886)
Interest and other income (expense), net	3,530	56	(238)	(136)	46
Loss before provision for income taxes and cumulative effect of change in accounting principle	(5,010)	(33,436)	(25,121)	(11,693)	(15,840)
Provision for income taxes	1,444	258	68	3	—
Loss before cumulative effect of change in accounting principle	(6,454)	(33,694)	(25,189)	(11,696)	(15,840)
Cumulative effect of change in accounting principle, net of tax of $0	838	—	—	—	—
Net loss	(5,616)	(33,694)	(25,189)	(11,696)	(15,840)
Deemed dividend(2)	—	—	—	—	(339)
Net loss attributable to common stockholders	$(5,616)	$(33,694)	$(25,189)	$(11,696)	$(16,179)
Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.21)	$(2.11)	$(1.76)	$(1.00)	$(1.53)
Cumulative effect of change in accounting principle	0.03	—	—	—	—
Basic and diluted net loss per share	$(0.18)	$(2.11)	$(1.76)	$(1.00)	$(1.53)
Weighted average common shares outstanding used in computing net loss per share:
Basic and diluted	30,764	15,997	14,283	11,737	10,608

(1)          Includes stock-based compensation expense as follows:

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Cost of revenue	$1,205	$863	$454	$190	$71
Selling and marketing	$3,958	$2,569	$1,903	$826	$453
Research and development	$2,448	$1,574	$1,157	$648	$319
General and administrative	$5,016	$3,237	$2,812	$785	$451

(2)          In accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” we recognized deemed dividends as related to the contingent beneficial conversion features of our preferred stock.

	Years Ended June 30,
	2007	2006	2005
Selected Operating Data:
Number of CyberKnife systems installed per year
United States	22	22	14
International	11	6	10
Total	33	28	24

	As of June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$204,830	$27,856	$17,024	$9,722	$6,676
Deferred cost of revenue	$61,231	$56,588	$36,476	$22,443	$10,987
Total assets	$332,109	$138,623	$86,860	$52,443	$32,347
Short-term debt	$—	$—	$2,893	$817	$277
Long-term debt, net of current portion	$—	$—	$—	$—	$1,151
Deferred revenue	$154,257	$149,664	$89,975	$47,953	$25,703
Working capital (deficit)	$148,522	$(3,783)	$2,181	$(163)	$489
Redeemable convertible preferred stock	$—	$27,504	$27,504	$27,504	$27,504
Stockholders’ equity (deficiency)	$125,443	$(80,855)	$(56,172)	$(38,861)	$(33,048)

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our consolidated financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors.”

Overview

We have developed the first and only commercially available intelligent robotic radiosurgery system, the CyberKnife system, designed to treat solid tumors anywhere in the body as an alternative to traditional surgery. The CyberKnife system combines continuous image-guidance technology with a compact linear accelerator that has the ability to move in three dimensions according to the treatment plan. Our image-guidance technology continuously acquires images to track a tumor’s location and transmits any position corrections to the robotic arm prior to delivery of each dose of radiation. Our compact linear accelerator, or linac, is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy the tumor. This combination, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife system autonomously tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation typically with sub-millimeter accuracy. The CyberKnife procedure requires no anesthesia, can be performed on an outpatient basis and allows for the treatment of patients that otherwise would not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife procedure avoids many of the potential risks and complications that are associated with other treatment options and is more cost effective than traditional surgery.

In July 1999, we obtained 510(k) clearance from the FDA to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. The CyberKnife system has also been approved for various indications in Japan, Korea, Taiwan, China and other countries. Our customers have reported that over 35,000 patients worldwide have been treated with the CyberKnife system since its commercial introduction.

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 45 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China and Tokyo, Japan. As of June 30, 2007, we had 51 sales personnel in our sales organization.

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership programs. As of June 30, 2007, we had 109 CyberKnife systems installed at customer sites, including 99 sold and 10 pursuant to shared ownership programs. Of the 109 systems sold and installed, 71 are in the Americas, 26 are in Asia and 12 are in Europe.

Under our shared ownership program, we retain title to the CyberKnife system while the customer has use of the system. Our shared ownership contracts generally require a minimum monthly payment from the customer, and we may earn additional revenue through the use of the system at the site. Generally, minimum monthly payments are equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. We expect to continue to offer shared ownership programs to new customers and believe the number of installed units pursuant to and revenue from our shared ownership programs to increase in future periods, but to decrease as a percentage of total revenue as we recognize revenue from CyberKnife systems sold to customers.

The shared ownership programs typically have a term of five years, during which the customer has the option to purchase the system at pre-determined prices. As of June 30, 2007, we had installed 10 systems under our shared ownership programs. During the year ended June 30, 2007, two former shared ownership program customers had each purchased their CyberKnife system. The total selling price in the aggregate for both systems was $6.8 million, of which $3.0 million has been recognized as product revenue and $3.8 million remains recorded in deferred revenue at June 30, 2007.

We manufacture and assemble our CyberKnife systems at our manufacturing facility in Sunnyvale, California. We purchase major components, including the robotic manipulator, treatment table or robotic couch, magnetron, which creates the microwaves for use in the linear accelerator, imaging cameras and computers, from outside suppliers, some of which are single source. Our reliance on single source suppliers could harm our ability to meet demand for our products in a timely and cost effective manner. However, in most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. We manufacture certain other electronic and electrical subsystems, including the linear accelerator. We then assemble and integrate these components with our proprietary software and perform testing prior to shipment to customer sites.

We generate revenue by selling the CyberKnife system and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current list price for the CyberKnife system is approximately $4.2 million, which includes installation, initial training and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. The Diamond plan has a list price of $460,000 per year, and provides for annual renewal for four years including the one-year warranty period. The customer may cancel the service plan at any time. As of June 30, 2007, 77 of our customers had purchased service plans. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have future upgrade obligations. In these cases, revenue, including Cyberknife product revenue, is recognized ratably over the remaining life of the contract once all upgrade obligations have been satisfied.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For 2007, the CMS issued a final rule that resulted in a downward adjustment to the reimbursement rates for treatments using our technology in the hospital outpatient department. For 2007, under the finalized Medicare payment rules, the national payment rates for procedures billed using Medicare billing codes for treatments using the CyberKnife system are $3,896 for the first treatment and $2,645 for each treatment thereafter, up to a maximum of five treatments, which is an approximately 25 to 29 percent reduction as compared to 2006 payment rates. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the year ended June 30, 2007. For 2008, CMS has proposed an increase in payment rates as compared to 2007. The proposed payment rates for 2008 are $3,918 for the first treatment and $3,017 for each treatment thereafter. However, we cannot assure you that these proposed payment rates will be implemented as proposed.

Our total net revenue was $140.5 million, $52.9 million and $22.4 million during the years ended June 30, 2007, 2006 and 2005, respectively. Our net loss was $5.6 million, $33.7 million and $25.2 million during the years ended June 30, 2007, 2006 and 2005, respectively. Our net cash provided by operating activities was $11.6 million, $22.1 million and $14.4 million during the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007, our backlog was approximately $618.8 million.

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

Material Weaknesses in Internal Controls

In connection with the audit of our consolidated financial statements for the years ended June 30, 2007, 2006 and 2005, our independent registered public accounting firm identified material weaknesses and significant deficiencies in our internal controls over financial reporting. Material weaknesses and significant deficiencies relate to a lack of segregation of duties, inadequate review procedures and the misapplication of accounting policies, related to revenue recognition and stock-based compensation.

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

Financial Operations

Sales and Installation Cycle

The CyberKnife system has a relatively long sales and installation cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. The typical sales and installation cycle is 12 to 18 months in duration and involves multiple steps. Initial steps may include pre-selling activity followed by execution of a letter of intent, or LOI, which is typically non-binding in nature but which sets forth the customer’s intention to acquire a CyberKnife as well as, in the case of a purchase transaction, the proposed purchase price for the system. The next step is typically the execution of a terms agreement setting forth the business and economic terms for the purchase or acquisition of the CyberKnife system and multiyear service plan. After execution of a terms agreement, the customer typically has a 30 to 45 day window in which to complete final negotiation of legal terms for the purchase or acquisition of the CyberKnife system. We bifurcated the process of negotiating agreements on business and legal terms in order to reduce the level of sales force involvement in negotiation of legal terms and improve the efficiency of our customer contracting process. The last step in the sales and installation cycle is installation of the CyberKnife system. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need, both of which must be granted by state and local government bodies. In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. On average it takes three months from the signing of an LOI to the execution of a terms agreement. We typically receive a deposit at the time the terms agreement is entered into, and the remaining balance for the purchase of the CyberKnife system upon installation. The customer also typically selects a service plan at the time of signing a CyberKnife system terms agreement and enters into the service plan agreement prior to installation of the system.

Upon installation, we typically recognize the CyberKnife system purchase price minus the fair value of one year of service. We recognize the fair value of the first year of service as revenue pro rata over the twelve months following installation. In addition, if the customer has purchased our Diamond plan and assuming annual renewals, we would receive a $460,000 payment at the beginning of each of the second, third and fourth years of the multiyear service plan and recognize the revenue pro rata over each year.

Legacy Service Plans

Prior to introducing our Diamond plan, we offered a Platinum Elite multiyear service plan, or Platinum plan. These legacy service plans are structured so that we have an obligation to deliver two upgrades per year over the course of the multiyear service plan. If we fail to deliver the upgrades, our customers are entitled to receive refunds of up to $200,000. Since November 2005, we have not offered these legacy service plans to new customers. To date no refunds have been required or are due pursuant to these multiyear service plans.

The Platinum plan obligates us to deliver two upgrades per year during the term of the contract. We have not established fair value for those future obligations; hence, generally accepted accounting principles in the United States, or GAAP, requires that we cannot begin to recognize any of the revenue derived from the sale of the CyberKnife system or the associated service plans until all upgrade obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue and are recognized as revenue when we fulfill all obligations to deliver upgrades. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we ratably recognize the revenue from the sale of the CyberKnife system and the Platinum plan over the remaining life of the contract.

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

Shared Ownership Programs Revenue

As of June 30, 2007, our shared ownership programs involved U.S. sites only. We recognize revenue monthly from our shared ownership programs that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from shared ownership programs of $10.1 million, $8.1 million and $8.1 million for the years ended June 30, 2007, 2006 and 2005, respectively. In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

The CyberKnife system shared ownership systems are recorded within property and equipment and are depreciated over their estimated life of ten years. Depreciation and warranty expense attributable to shared ownership systems are recorded within cost of shared ownership programs as they are incurred.

Japan Customized Service Revenue

In May and December 2003, we entered into separate contractual arrangements to deliver customized upgrade services to our distributor in Japan for 22 CyberKnife systems previously sold. These customized upgrade services consist of two upgrade levels and are being delivered over an extended period concurrent with the distributor’s efforts to coordinate delivery with their end user customers. Once the obligations under the upgrade programs for these 22 systems are complete, we do not plan to offer this customized service program and will instead be offering our standard multiyear service plans.

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

In situations with legacy plans where we have future obligations related to software upgrades that are subject to potential refunds, we defer revenue from the sale and service of the CyberKnife system until the final upgrade has been delivered and accepted. After we have delivered all upgrades associated with a service plan and thus eliminated any contractual right to a refund, we ratably recognize the revenue from the sale of the CyberKnife system and the plan over the remaining life of the contract or until we have VSOE of the fair value of remaining undelivered elements. Net revenue from international customers was $49.3 million, $12.1 million and $8.1 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Backlog

We previously defined backlog as the sum of the following two components: deferred revenue and future payments that our customers are contractually committed to make, but which we have not yet received. Beginning with the quarter ended March 31, 2007, we revised our definition of backlog to consist of the sum of deferred revenue, future payments that our customers are contractually committed to make and signed contingent contracts that we believe have a substantially high probability of being booked as revenue from CyberKnife system purchase agreements, service plans and minimum payment requirements associated with our shared ownership programs. We adopted this new definition of backlog in part because of the changes in our customer contracting process under which customers initially enter into terms agreements setting forth the business and economic terms for purchase or acquisition of a CyberKnife system and then have a specified time frame in which to negotiate legal terms. Contingencies associated with contingent contracts that are included within backlog may include final negotiation and agreement upon our legal terms for the purchase or acquisition of the CyberKnife system, state or local government approval of a certificate of need for the installation of a radiosurgery system, approval by the board of directors of the hospital or other purchaser of the system and establishment of financing and legal entities by purchasers of systems. We review, on a quarterly basis with respect to each contingent contract included in backlog, whether customer engagement and progress toward satisfaction of contingencies warrants continued inclusion of the contract within backlog.

As of June 30, 2007, our backlog under this new definition was approximately $618.8 million. Of the total backlog, $321.3 million represented CyberKnife system sales, and $297.5 million represented revenue from service plans and other recurring revenues. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. Although backlog includes contractual commitments from our customers, we may be unable to convert all of this backlog into recognized revenue due to factors outside our control.

Results of Operations

Overview

Our results of operations are divided into the following components:

Net revenue.   Our net revenue consists primarily of product revenue (revenue derived from the sale of CyberKnife systems and the sale of linacs for other uses), shared ownership programs revenue (revenue generated from shared ownership programs), services revenue (revenue generated from sales of plans and training) and other revenue (revenue from Japan upgrade services).

Cost of revenue.   Cost of revenue consists primarily of material, labor and overhead costs. In future periods we expect cost of revenue to decrease as a percentage of total net revenue due to improved absorption of manufacturing overhead costs associated with increased production volumes, improved efficiencies for supplies and materials and improved labor and manufacturing efficiencies.

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

Interest and other expense.   Interest and other expense consists primarily of losses from the disposal of property and equipment and foreign exchange transaction losses.

Deferred Revenue—Legacy Multiyear Service Plans

We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum and Gold service plans, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring the cash received for the purchase of the CyberKnife system itself and multiyear service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied our obligations for delivery of upgrades under the plans, we recognize revenue ratably over the remaining life of the service plan. We have not offered these legacy multiyear service plans to new customers since we introduced our Diamond plan in October 2005, but have provided service for 46 legacy plans as of June 30, 2007. Therefore, our deferred revenue has been higher in certain periods where we have installed more units with legacy contracts, and it will be higher until we can satisfy the contractual obligations and recognize the revenue associated with those installed units. This has led to significant fluctuations in total net revenue in historical periods. Consequently, our operating expenses as a percentage of total net revenue are relatively higher, when compared to companies at a similar stage of commercialization, in the periods where we have had a higher mix of deferred revenue and thus lower total net revenue. In future periods, we expect our deferred revenue, and operating expenses as a percentage of total net revenue, to decline.

Years Ended June 30, 2007, 2006 and 2005

Net revenue.

	Years Ended June 30,
	2007	2006	2005
	(in thousands)
Net revenue	$140,452	$52,897	$22,377
Products	$110,320	$36,089	$9,636
Shared ownership programs	$10,090	$8,145	$8,067
Services	$16,860	$4,848	$3,050
Other	$3,182	$3,815	$1,624

Total net revenue increased $87.6 million from fiscal 2006 to fiscal 2007. Products revenue increased $74.2 million from fiscal 2006 to fiscal 2007, primarily attributable to an increase in the number of CyberKnife system units shipped and installed and a change in the mix of service plans. In the year ended June 30, 2007, 33 CyberKnife system units were installed, including 31 units sold and two units attributable to our shared ownership programs, compared to 28 units installed, including 25 units sold and 3 units attributable to our shared ownership program in the year ended June 30, 2006. In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue from the sale of 33 and 11 CyberKnife systems during the years ended June 30, 2007 and 2006, respectively. In addition, we satisfied our upgrade delivery obligations for nine units and one unit attributable to our legacy multiyear service plans during the years ended June 30, 2007 and 2006, respectively, and began recognizing revenue ratably over the remaining lives of the service plans. Shared ownership revenue increased $1.9 million from fiscal 2006 to fiscal 2007, primarily due to an increase in patient treatment volume at the existing sites as well as an increase in the number of shared ownership sites. Services revenue increased $12.0 million from fiscal 2006 to fiscal 2007, primarily attributable to an increase in the number of customer sites under a service plan. Revenue from upgrade services in Japan, classified as “Other revenue” in our consolidated statements of operations, decreased $633,000 from fiscal 2006 to fiscal 2007.

Total net revenue increased $30.5 million from fiscal 2005 to fiscal 2006. Products revenue increased $26.5 million from fiscal 2005 to fiscal 2006, primarily attributable to an increase in the number of CyberKnife system units shipped and installed and a change in the mix of service plans. In the year ended June 30, 2006, 28 CyberKnife system units were installed, including 25 units sold and three units attributable to our shared ownership programs. In the year ended June 30, 2005, 24 were installed, including 21 that were sold, and three that were attributable to our shared ownership programs. Pursuant to our service plans, we recognized revenue from the sale of 11 and two CyberKnife systems in fiscal 2006 and fiscal 2005, respectively. Services revenue increased $1.8 million from fiscal 2005 to fiscal 2006, primarily attributable to an increase in the number of customer sites under a service plan. Other revenue increased $2.2 million from fiscal 2005 to fiscal 2006.

Cost of revenue.

	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Cost of revenue	$60,413	$27,492	$11,115
% of net revenue	43.0%	52.0%	49.7%

Total cost of revenue increased $32.9 million from fiscal 2006 to fiscal 2007. The increase was primarily attributable to an increase in the number of CyberKnife systems installed and recognized as revenue during fiscal 2007 compared to fiscal 2006, as well as an increase of $342,000 in stock-based compensation expense. The decrease in total cost of revenue as a percentage of total net revenue from fiscal 2006 to fiscal 2007 was a result of improved absorption of manufacturing overhead costs associated with increased production volumes of CyberKnife systems and the significant increase in product revenue, which typically has a lower cost of revenue as a percentage of revenue than other revenue streams.

Total cost of revenue increased $16.4 million from fiscal 2005 to fiscal 2006. The increase was primarily attributable to an increase in CyberKnife systems installed and recognized as revenue during fiscal 2006 compared to fiscal 2005, as well as an increase of $409,000 in stock-based compensation expense. The increase in total cost of revenue as a percentage of total net revenue was a result of costs associated with introducing our latest generation CyberKnife system.

Selling and marketing expenses.

	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Sales and marketing	$37,889	$25,186	$16,361
% of net revenue	27.0%	47.6%	73.1%

Selling and marketing expenses increased $12.7 million from fiscal 2006 to fiscal 2007. The increase was primarily attributable to an increase of $3.8 million in salary and related costs largely due to increased headcount, an increase of $3.3 million in consulting expenses due to an increase in promotional activities, an increase of $1.8 million in marketing and promotional activities, an increase of $1.2 million in travel expense, an increase of $914,000 in sales commissions expenses resulting from increased sales volume and an increase of $1.4 million in stock-based compensation expense.

Selling and marketing expenses increased $8.8 million from fiscal 2005 to fiscal 2006. The increase was primarily attributable to an increase of $3.0 million in salary and related costs largely due to increased headcount, an increase of $1.4 million in travel and related expenses attributable to selling and marketing activities, an increase of $1.1 million in consulting expenses, an increase of $1.0 million in marketing and promotional activities, an increase of $820,000 in sales commission expenses resulting from increased sales volume and an increase of $666,000 in stock-based compensation expense.

Research and development expenses.

	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Research and development	$26,775	$17,788	$11,655
% of net revenue	19.1%	33.6%	52.1%

Research and development expenses increased $9.0 million from fiscal 2006 to fiscal 2007. The increase was primarily attributable to an increase of $5.7 million in salary and related costs largely due to increased headcount, an increase of $1.5 million in purchases of non-inventory materials, an increase of $874,000 of stock-based compensation expense, an increase in consulting and outside services of $227,000 and an increase of $214,000 in travel expenses.

Research and development expenses increased $6.1 million from fiscal 2005 to fiscal 2006. The increase was primarily attributable to an increase of $3.4 million in salary and related costs largely due to increased headcount, an increase of $1.5 million in consulting services, an increase of $515,000 in purchases of non-inventory materials and an increase of $417,000 in stock-based compensation expense.

General and administrative expenses.

	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
General and administrative	$23,915	$15,923	$8,129
% of net revenue	17.0%	30.1%	36.3%

General and administrative expenses increased $8.0 million from fiscal 2006 to fiscal 2007. The increase was primarily attributable to an increase of $5.2 million in salary and related costs largely due to increased headcount, an increase of $1.8 million in stock-based compensation expense, an increase of $567,000 in non-inventory materials and an increase of $343,000 in travel expense.

General and administrative expenses increased $7.8 million from fiscal 2005 to fiscal 2006. The increase was primarily attributable to an increase in legal and accounting costs of $3.4 million, an increase in salary and related costs of $2.1 million, an increase of $565,000 in other consulting fees and an increase of $425,000 in stock-based compensation expense.

Interest and other income.

	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Interest and other income	$4,261	$503	$200
% of net revenue	3.0%	1.0%	0.9%

Interest and other income increased $3.8 million from fiscal 2006 to fiscal 2007. The increase was primarily due to larger cash balances kept in interest bearing accounts. The significant increase in cash balances held in interest bearing accounts was primarily due to the investing of the proceeds from our initial public offering.

Interest and other income increased $303,000 from fiscal 2005 to fiscal 2006. The increase was due to larger cash balances kept in interest bearing accounts.

Interest and other expense.

	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Interest and other expense	$731	$447	$438
% of net revenue	0.5%	0.8%	2.0%

Interest and other expense increased $284,000 from fiscal 2006 to fiscal 2007. The increase was primarily due to an increase in loss from the disposal of property and equipment and an increase in loss from foreign exchange transactions, offset by a decrease in interest expense on advanced payments received from third-party financing arrangements in connection with our shared ownership programs.

Cumulative effect of change in accounting principle.   For the year ended June 30, 2007, we recorded a cumulative effect of a change in accounting principle of $838,000 related to our adoption effective July 1, 2006, of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123R”), related to our accounting for stock-based compensation. We had previously accounted for our stock-based compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which permitted us to either estimate forfeitures in determining our stock-based compensation expense or to adjust the expense at the time forfeitures occurred. SFAS 123R requires that we estimate forfeitures. Since we had previously adjusted our stock-based compensation expense at the time forfeitures occurred, we have included in our consolidated statement of operations for the year ended June 30, 2007 a cumulative effect of a change in accounting principle for the adjustment to reflect forfeitures related to compensation expense recorded in prior periods.

Provision for income taxes.   The provision for income taxes increased $1.2 million from fiscal 2006 to fiscal 2007. We recorded an increase in foreign taxes of $308,000 as compared to prior year primarily due to increased activity and higher net income in our foreign jurisdictions. We also recorded an increase in federal and state AMT taxes of $878,000 primarily due to the increased recognition of revenue for tax purposes while such revenue continues to be deferred for book purposes.

The provision for income taxes increased from $68,000 for the year ended June 30, 2005 to $258,000 for the year ended June 30, 2006 due to an increase in foreign operations, as well as federal alternative minimum tax and additional state taxes.

As of June 30, 2007, we had federal and state net operating loss carryforwards of $12.1 million and $1.9 million, respectively. These federal and state net operating loss carryforwards are available to offset against future taxable income, if any, in varying amounts and will begin to expire in varying amounts beginning in 2025 and 2017 for federal and state purposes, respectively. We also had federal and state research and development tax credit carryforwards of approximately $2.2 million. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2008 and 2025. The amounts of and benefits from net operating loss carryforwards may be subject to a substantial annual limitation due to changes in ownership under the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating losses before they can be utilized. In addition, among other matters, realization of the entire deferred tax asset is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. While we had taxable income in 2007, based on the available objective evidence and the history of losses, we cannot conclude that the net deferred tax assets will be realized. Accordingly, we have recorded a valuation allowance equal to the amount of our net deferred tax assets.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates Stock-based compensation expense was recorded net of estimated forfeitures for the year ended June 30, 2007 such that expense was recorded only for those stock-based awards that are expected to vest. For the year ended June 30, 2007, we recorded $12.6 million of stock-based compensation expense, net of estimated forfeitures, for stock options, ESPP options and restricted stock units granted to employees.

For the year ended June 30, 2007, we recorded a cumulative effect of a change in accounting principle of $838,000 related to the adoption of SFAS 123R since we had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting principle reflects forfeitures related to periods prior to July 1, 2006.

As of June 30, 2007, there was approximately $45.0 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP options and restricted stock units which we expect to be recognized over a weighted average period of 2.96 years.

Prior to July 1, 2006, stock-based compensation expense was reflected on our statement of operations in accordance with SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). In accordance with the requirements of SFAS 123, we recorded deferred stock-based compensation for the estimated fair value of options awarded on the date of grant. This deferred stock-based compensation was amortized to expense over the period during which the options become exercisable, generally four years. During the years ended June 30, 2006 and 2005, we reversed $1.7 million and $1.2 million of deferred stock-based compensation expense, respectively, related to cancellations of unvested options of certain employees who had been granted stock options and subsequently terminated their employment with us. During the years ended June 30, 2006 and 2005 we recorded $7.9 million and $5.5 million of stock-based compensation expense, respectively, for stock options granted to employees.

During the years ended June 30, 2007, 2006 and 2005, we recognized $172,000, $186,000 and $164,000 of stock-based compensation expense, respectively, for stock options granted to non-employees. For certain stock option grants, we made modifications to the option terms. These modifications included extensions of the vesting period and acceleration of vesting. During the years ended June 30, 2007, 2006 and 2005, we recognized $0, $112,000 and $631,000 of stock-based compensation expense, respectively, for modifications of stock options granted.

High Energy Systems Acquisition

In January 2005, we acquired AS&E’s High Energy Systems, or HES, business for $8.4 million. This acquisition included the intellectual property associated with our X-band linac and included the hiring of key employees from AS&E. HES had been the sole source manufacturer of the linac used in the CyberKnife system. We believe that the HES acquisition stabilizes the sourcing of a component critical to the CyberKnife system and provides opportunities for focused cost reduction efforts to improve overall product margins. In addition to making and developing our own compact linacs, we supply linacs to AS&E for non-destructive testing and national security uses and to a medical device manufacturer for medical applications.

Liquidity and Capital Resources

We have used cash from operations and the sale of our equity securities to fund our working capital needs and our capital expenditure requirements. At June 30, 2007, we had $204.8 million in cash and cash equivalents. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

In February 2007, we completed our initial public offering in which a total of 18,399,998 shares were sold, including 8,000,000 shares sold by selling stockholders at an initial public offering price of $18.00 per share. We raised a total of $187.2 million in gross proceeds, or approximately $170.6 million in net proceeds after deducting underwriting discounts and commissions of $13.1 million and other offering costs of $3.5 million.

Years Ended June 30, 2007, 2006 and 2005

Cash Flows From Operating Activities.   Net cash provided by operating activities was $11.6 million for the year ended June 30, 2007. Our net loss of $5.6 million during fiscal 2007 was offset by non-cash charges of $6.2 million of depreciation and amortization expense, $805,000 of write-down in inventories and $12.6 million of stock-based compensation offset by a cumulative effect of change in accounting principle of $838,000 due to the adoption of FAS 123R. Other significant working capital changes that contributed to positive cash flows provided by operations in fiscal 2007 included an increase in accounts payables of $9.5 million, an increase in accrued liabilities of $3.1 million and an increase in deferred revenue, net of deferred cost of revenue of $1.9 million. The increase in accounts payable is due to increases in the volume of our business and the increase in accrued liabilities is due to increases in compensation related accruals due to increased headcount. The increase in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, and the continued installation of units covered by our legacy service plans. Offsets to positive cashflow include an increase in inventories of $8.8 million, an increase in prepaid expenses and other current assets of $5.1 million and an increase in accounts receivable of $936,000 due to increases in the volume of our business, and a decrease in customer advances of $1.5 million due to an increase in the number of systems shipped.

Net cash provided by operating activities was $22.1 million for the year ended June 30, 2006. Our net loss of $33.7 million during fiscal 2006 was offset by a $39.6 million increase in deferred revenue, net of deferred cost of revenue, non-cash charges of $8.2 million related to stock-based compensation charges and $3.8 million of depreciation and amortization expense on purchases of property and equipment. The increase in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, and the continued installation of units covered by our legacy service plans. Other significant working capital changes that contributed to positive cash flow in fiscal 2006 included an increase in customer advances of $10.9 million due to increased payments made by customers in advance of product shipments and an increase in accrued liabilities of $9.4 million primarily due to increases in accrued commissions on higher revenues and other compensation related accruals due to increased headcount. Significant working capital changes that offset positive cash flows in fiscal 2006 included an increase in accounts receivable of $6.6 million and an increase in inventory of $7.8 million as a result of increased revenues and volumes of orders from our customers.

Net cash provided by operating activities was $14.4 million for the year ended June 30, 2005. Our net loss of $25.2 million during fiscal 2005 was offset by a $28.0 million increase in deferred revenue, net of deferred cost of revenue, non-cash charges of $6.3 million related to stock-based compensation charges and $2.1 million of depreciation and amortization expense on purchases of property and equipment. The increase in deferred revenue, net of deferred cost of revenue, was primarily a result of the continued installation of units covered by our legacy service plans. Other significant working capital changes that contributed to positive cash flow in fiscal 2005 included customer advances of $3.7 million due to increased payments made by customers in advance of product shipment, an increase in accounts payable of $2.1 million and an increase in accrued liabilities of $1.9 million due to increases in the volume of our business. Significant working capital changes that offset positive cash flows in fiscal 2005 included an increase in inventory of $5.9 million as a result of increased volumes of orders from our customers and inventory acquired in the HES acquisition.

Cash Flows From Investing Activities.   Net cash used in investing activities was $7.5 million for the year ended June 30, 2007, which was primarily due to purchases of property and equipment of $7.2 million and investment purchases of $283,000.

Net cash used in investing activities was $9.0 million for the year ended June 30, 2006 compared to $8.7 million for the year ended June 30, 2005. The net cash used in investing activities in fiscal 2006 was primarily due to purchases of property and equipment of $10.2 million. In fiscal 2005, net cash used in investing activities was primarily due to purchases of property and equipment of $2.6 million and cash paid for the acquisition of HES of $5.6 million.

Cash Flows From Financing Activities.   Net cash provided by financing activities was $172.9 million for the year ended June 30, 2007 and was primarily attributable to net proceeds from the recently completed initial public offering of $170.6 million, proceeds from the exercise of common stock options of $1.7 million and $553,000 of income tax benefits from our employee stock plans.

Net cash used in financing activities was $2.2 million for the year ended June 30, 2006 compared to net cash provided by financing activities of $1.6 million for the year ended June 30, 2005. The net cash used in financing activities in fiscal 2006 was due to the payment of a note payable of $3.0 million offset by proceeds from the exercise of common stock options and common stock warrants of $705,000. In fiscal 2005 net cash provided by financing activities was attributable to proceeds from the exercise of common stock options and common stock warrants of $1.7 million.

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

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

The following table is a summary of our non-cancelable contractual cash obligations, net of sublease income as of June 30, 2007:

		Payments due by period
		Less than
	Total	1 year, net of $108 of sublease income	1 - 3 years
	(in thousands)
Operating leases	$7,470	$2,694	$4,776

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

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this report. We believe the following are our critical accounting policies including the more significant estimates and assumptions used in preparation of our consolidated financial statements.

Revenue Recognition

Revenue is generated from the sale of our products, our shared ownership programs, and by providing related services, which include installation services, post-contract customer support, or PCS, training and consulting. Our products and upgrades to those products include software that is essential to the functionality of the products and accordingly, we account for the sale of our products pursuant to Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.

We recognize product revenues, for sales of the CyberKnife system, replacement parts and accessories, when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. Payments received in advance of product shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation.

For arrangements with multiple elements, we allocate arrangement consideration to services and PCS based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for the services element is based upon our standard rates charged for the services when such services are sold separately or based upon the price established by management having the relevant authority when that service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the CyberKnife system, based upon the “residual method” as prescribed by SOP No. 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions (“SOP 98-9”). If VSOE of fair value does not exist for the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements; or (2) establishment of VSOE of fair value for all undelivered elements.

For PCS arrangements that include specified or committed upgrades for which we have not established VSOE of fair value, all revenue is deferred and accounted for as described above. Once all upgrade obligations have been delivered, all revenue is recognized ratably over the remaining life of the PCS arrangement.

In fiscal year 2006, we began selling PCS contracts that only provide for upgrades when and if they become available. We have established VSOE of the fair value of PCS in these circumstances. For arrangements with multiple elements that include the CyberKnife system, installation services, training services and a PCS service agreement, we recognize the CyberKnife system and installation services revenue following installation and acceptance of the system by application of the residual method as prescribed in SOP 98-9 when VSOE of fair value exists for all undelivered elements in the arrangement, including PCS.

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

Service revenue for providing PCS, which includes warranty services, extended warranty services, unspecified when and if available product upgrades, and technical support is deferred and recognized ratably over the service period, generally one year, until no further obligation exists. At the time of sale, we provide for the estimated incremental costs of meeting product warranty if the incremental warranty costs are expected to exceed the related service revenues. Training and consulting service revenues, that are not deemed essential to the functionality of the CyberKnife system, are recognized as such services are performed. Costs associated with providing PCS and maintenance services are expensed when incurred, except when those costs are related to units where revenue recognition has been deferred. In those cases, the costs are deferred until the recognition of the related revenue and are recognized over the period of revenue recognition.

For all sales, we use either a signed agreement or a binding purchase order as evidence of an arrangement. Sales to third party distributors are evidenced by a distribution agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. We record revenue from arrangements with distributors based on a sell-through method where revenue is recognized upon shipment of the products to the end user customer once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exists, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return. Our agreements with customers and distributors do not contain product return rights.

We assess the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not probable, we will defer the fee and recognize revenue upon receipt of cash.

We also enter into shared ownership programs with certain customers. Under the terms of such programs, we retain title to the CyberKnife system, while the customer has use of the system. We generally receive a minimum monthly payment and earn additional revenues from the customer based upon its use of the product. We may provide unspecified upgrades to the products during the term of each program, when and if available. Upfront non-refundable payments from the customer are deferred and recognized as revenue over the contractual period. Revenues from shared ownership programs are recorded as they become earned and receivable, and are included within shared ownership revenue in the consolidated statement of operations.

The CyberKnife systems associated with our shared ownership programs are recorded within property and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership programs.

We recognize revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). We recognize any loss provisions from the total contract in the period such loss is identified. During the year ended June 30, 2007 no revenues or loss provisions have been recorded. As of June 30, 2007, $323,000 of costs have been recorded in deferred cost of revenues related to the manufacture of linacs for other uses.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from the timing differences between the shipment of products and satisfaction of all revenue recognition criteria consistent with our revenue recognition policy. Deferred shared ownership revenue results from the receipt of advance payments of monthly minimum lease payments, which will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Service revenue is recognized ratably over the service period. Deferred other revenue results primarily from the Japan upgrade services programs and is due to timing difference between the receipt of cash payments for those upgrades and final delivery to the end user customer. Deferred cost of revenue consists of the direct costs associated with the manufacture of units, direct service costs and deferred costs associated with the Japan upgrade services for which the revenue has been deferred in accordance with our revenue recognition policies. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Stock-Based Compensation

Prior to adoption of FAS 123R

Effective July 1, 2003, we began to account for stock-based employee compensation arrangements in accordance with SFAS 123 and SFAS 148. Under SFAS 123, stock-based compensation expense is measured on the date of grant based on the fair value of the award. Upon adoption of this standard, we elected to use the retrospective restatement method of transition.

We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. We determined the estimated fair value of our common stock in light of the expected completion of our initial public offering. We engaged an unrelated third-party appraisal firm to assist management in this process by providing a valuation analysis. The estimated fair value of stock options granted is calculated at the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock between $4.64 and $7.63 per share and the following weighted-average assumptions during the years ended June 30, 2006 and 2005:

	Years Ended June 30,
	2006	2005
Risk-free interest rate	4.42%	3.81%
Dividend yield	—	—
Expected life	6.25	6.25
Expected volatility	86.7%	94.8%

In accordance with the requirements of SFAS 123, we recorded deferred stock-based compensation for the estimated fair value of the options on the date of grant. This deferred stock-based compensation was amortized to expense over the period during which the options become exercisable, generally four years. During the years ended June 30, 2006 and 2005, we reversed $1.7 million and $1.2 million, respectively, of deferred stock-based compensation related to cancellations of unvested options of certain employees who had been granted stock options and subsequently terminated their employment with the Company. During the years ended June 30, 2006 and 2005, we amortized $7.9 million and $5.5 million, respectively, of stock-based compensation expense for stock options granted to employees.

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. The estimated fair value of the stock options granted is calculated using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock between $4.64 and $7.63 per share and the following weighted-average assumptions during the year ended June 30, 2005:

Year Ended
June 30, 2005 (1)
Risk-free interest rate	4.20%
Dividend yield	—
Expected life	10 years
Expected volatility	71.0%

(1)          No options granted to non-employees in 2007 or 2006.

We recognized $172,000, $186,000 and $164,000 during the years ended June 30, 2007, 2006 and 2005, respectively, of stock-based compensation expense for stock options granted to non-employees.

For certain stock option grants, we made modifications to the option terms. These modifications included extension of the vesting period and acceleration of vesting. These modifications included extensions of the vesting period and acceleration of vesting. We recognized $0, $112,000 and $631,000 during the years ended June 30, 2007, 2006 and 2005, respectively, of stock-based compensation expense for modifications of stock options granted.

Adoption of SFAS 123R

Effective July 1, 2006, we adopted SFAS 123R using the modified prospective method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous guidance.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the year ended June 30, 2007 such that expense was recorded only for those stock-based awards that are expected to vest. For the year ended June 30, 2007, we recorded a cumulative effect of a change in accounting principle of $838,000, net of tax of $0, related to the adoption of SFAS 123R since it had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting reflects estimated forfeitures related to periods prior to July 1, 2006.

Under SFAS 123R, we estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term of options is based upon the vesting term (i.e., 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate. During the year ended June 30, 2007, the estimated fair values of the stock options granted were calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $12.88 and $29.25 per share. Following our IPO, the fair value of our common stock is determined by its closing market price as published by the Nasdaq Global Market. During the year ended June 30, 2007, we recognized $10.5 million of stock-based compensation expense for stock options granted to employees. The weighted-average assumptions used to value options granted during the year ended June 30, 2007 were as follows:

Year Ended
June 30, 2007
Risk-free interest rate	4.89%
Dividend yield	—
Expected life	6.25
Expected volatility	74.8%

The impact of adopting SFAS 123R in the year ended June 30, 2007, was as follows (in thousands, except per share amounts):

	Year Ended June 30, 2007
	Using
	Previous	SFAS 123R	As
	Accounting	Adjustments	Reported
Loss from operations	$(9,724)	$1,184	$(8,540)
Loss before income taxes	$(6,194)	$1,184	$(5,010)
Loss before cumulative effect of a change in accounting principle, net of tax	$(7,638)	$1,184	$(6,454)
Net loss	$(7,638)	$2,022	$(5,616)
Basic and diluted loss per share
Prior to cumulative effect of change in accounting principle	$(0.25)	$0.04	$(0.21)
Cumulative effect of change in accounting principle	—	0.03	0.03
	$(0.25)	$0.07	$(0.18)

In January 2007, in connection with our IPO, the Board of Directors approved the 2007 Incentive Award Plan (“2007 Plan”) and 2007 Employee Stock Purchase Plan (“ESPP”). The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123R.

Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates. During the year ended June 30, 2007, the estimated fair value of ESPP shares was calculated at the date of grant using the Black-Scholes option pricing model, using a fair value of common stock of $18.00 per share. Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term is based upon the offering period of the ESPP. The risk-free rate for the expected term of the ESPP option is based on the U.S. Treasury Constant Maturity rate. For the year ended June 30, 2007, we recognized $441,000 of compensation expense related to its ESPP. The following weighted-average assumptions were used during the year ended June 30, 2007:

Year Ended
June 30, 2007
Risk-free interest rate	5.16%
Dividend yield	—
Expected life	0.75
Expected volatility	49.9%

In connection with the 2007 Plan, we issued restricted stock units (“RSU’s”) and recognized $1.5 million of stock-based compensation expense, net of forfeitures for restricted stock units granted during the year ended June 30, 2007, at a weighted-average grant date fair value of $28.17.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management. We determine inventory and product costs through use of standard costs which approximate actual average costs.

Provision for Income Taxes

Estimates and significant management judgment occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. Due to uncertainties related to our ability to realize our deferred tax assets, we record a valuation allowance equal to the amount of our net deferred tax assets. If we subsequently determine that it is more likely than not we will be able to realize a portion or the full amount of deferred tax assets, we record an adjustment to the deferred tax asset valuation allowance as a credit to earnings in the period such determination is made.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). We have not yet determined the impact this standard will have on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157. The standard defines fair value and provides a framework for using fair value to measure assets and liabilities. SFAS 157 establishes the principle that fair value should consider characteristics specific to the asset or liability based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 is effective for the Company beginning in fiscal 2008, though early adoption is permitted. We have not yet determined the impact this standard will have on our consolidated financial statements.

Item 7A.                QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

For direct sales outside the United States it is likely we will sell in the local currency. For the year ended June 30, 2007, all of our executed sales contracts were denominated in U.S. dollars, with the exception of three sales contracts denominated in Euros. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

At June 30, 2007 we had $204.8 million of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper and were primarily held for operations. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline, our future interest income will decrease. If overall interest rates had fallen by 10% in the year ended June 30, 2007, our interest income would have decreased by approximately $426,000, assuming consistent levels.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Accuray Incorporated

We have audited the accompanying consolidated balance sheets of Accuray Incorporated and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, temporary equity and stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuray Incorporated and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment on a modified prospective basis as of July 1, 2006.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, listed in the index of financial statements, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP
San Francisco, California
August 28, 2007

Accuray Incorporated
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$204,830	$27,856
Restricted cash	—	1
Accounts receivable, net of allowance for doubtful accounts of $20 at June 30, 2007 and 2006	10,105	11,698
Inventories	16,984	10,100
Prepaid expenses and other current assets	7,937	3,512
Deferred cost of revenue—current	30,709	4,810
Total current assets	270,565	57,977
Property and equipment, net	23,937	21,945
Goodwill	4,495	4,495
Intangible assets, net	1,184	1,446
Deferred cost of revenue—noncurrent	30,522	51,778
Other assets	1,406	982
Total assets	$332,109	$138,623
Liabilities, temporary equity and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable	$14,147	$4,726
Accrued compensation	13,127	8,561
Other accrued liabilities	4,113	6,494
Customer advances—current	12,634	10,338
Deferred revenue—current	78,022	31,641
Total current liabilities	122,043	61,760
Long-term liabilities:
Customer advances—noncurrent	8,388	12,191
Deferred revenue—noncurrent	76,235	118,023
Total liabilities	206,666	191,974
Commitments and contingencies (Note 7)
Temporary equity
Redeemable convertible preferred stock, no par value; authorized: 30,000,000 shares; issued and outstanding: none and 17,419,331 at June 30, 2007 and 2006, respectively; liquidation amount: none and $40,354 at June 30, 2007 and 2006, respectively	—	27,504
Stockholders’ equity (deficiency)
Preferred stock, $0.001 par value; authorized: 5,000,000 shares and none at June 30, 2007 and 2006, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value and no par value at June 30, 2007 and 2006, respectively; authorized: 100,000,000 and 70,000,000 shares at June 30, 2007 and 2006, respectively; issued and outstanding: 53,798,643 and 16,243,150 shares at June 30, 2007 and 2006, respectively	53	13,276
Additional paid-in capital	251,637	43,988
Notes receivable from stockholders	—	(206)
Deferred stock-based compensation	—	(17,272)
Accumulated other comprehensive income	10	—
Accumulated deficit	(126,257)	(120,641)
Total stockholders’ equity (deficiency)	125,443	(80,855)
Total liabilities, temporary equity and stockholders’ equity (deficiency)	$332,109	$138,623
Assets and liabilities include related party transaction amounts as follows:
Accounts receivable	$—	$1
Deferred cost of revenue—current	$2,276	$2,929
Deferred cost of revenue—noncurrent	$4,827	$7,254
Customer advances—current	$—	$2,290
Customer advances—noncurrent	$5,251	$3,951
Deferred revenue—current	$5,728	$7,169
Deferred revenue—noncurrent	$10,093	$15,375

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended June 30,
	2007	2006	2005
Net revenue:
Products	$110,320	$36,089	$9,636
Shared ownership programs	10,090	8,145	8,067
Services	16,860	4,848	3,050
Other	3,182	3,815	1,624
Total net revenue	140,452	52,897	22,377
Cost of revenue:
Cost of products	43,363	18,531	6,422
Cost of shared ownership programs	2,637	2,513	1,572
Cost of services	12,269	3,948	2,044
Cost of other	2,144	2,500	1,077
Total cost of revenue	60,413	27,492	11,115
Gross profit	80,039	25,405	11,262
Operating expenses:
Selling and marketing	37,889	25,186	16,361
Research and development	26,775	17,788	11,655
General and administrative	23,915	15,923	8,129
Total operating expenses	88,579	58,897	36,145
Loss from operations	(8,540)	(33,492)	(24,883)
Other income (expense):
Interest and other income	4,261	503	200
Interest and other expense	(731)	(447)	(438)
Loss before provision for income taxes and cumulative effect of change in accounting principle	(5,010)	(33,436)	(25,121)
Provision for income taxes	1,444	258	68
Loss before cumulative effect of change in accounting principle	(6,454)	(33,694)	(25,189)
Cumulative effect of change in accounting principle, net of tax of $0	838	—	—
Net loss	$(5,616)	$(33,694)	$(25,189)
Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.21)	$(2.11)	$(1.76)
Cumulative effect of change in accounting principle	0.03	—	—
Basic and diluted net loss per share	$(0.18)	$(2.11)	$(1.76)
Weighted average common shares outstanding used in computing net loss per share:
Basic and diluted	30,764	15,997	14,283
Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:
Cost of revenue	$1,205	$863	$454
Selling and marketing	$3,958	$2,569	$1,903
Research and development	$2,448	$1,574	$1,157
General and administrative	$5,016	$3,237	$2,812
Revenue and cost of revenue include related party transaction amounts as follows:
Net revenue:
Products	$6,389	$—	$7,252
Services	$2,665	$2,195	$1,446
Other	$3,182	$3,754	$1,583
Cost of revenue:
Cost of products	$2,422	$—	$1,954
Cost of services	$1,592	$140	$47
Cost of other	$2,144	$2,463	$1,037

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated
Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficiency)
(in thousands, except share amounts)

						Notes		Accumulated
	Convertible				Additional	Receivable	Deferred	Other		Total
	Preferred Stock		Common Stock		Paid-In	from	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholder	Compensation	Income (Loss)	Deficit	Deficiency
Balances at June 30, 2004	17,419,331	$ 27,504	13,597,364	$ 10,757	$ 22,270	$ —	$ (10,123)	$ (7)	$ (61,758)	$ (38,861)
Exercise of common stock warrants	—	—	1,000,000	1,400	—	—	—	—	—	1,400
Exercise of stock options	—	—	842,315	416	—	—	—	—	—	416
Exercise of stock options using notes	—	—	447,839	331	—	(331)	—	—	—	—
Stock repurchased	—	—	(71,986)	(251)	—	—	—	—	—	(251)
Deferred stock-based compensation	—	—	—	—	15,631	—	(15,631)	—	—	—
Reversal of deferred stock-based compensation	—	—	—	—	(1,215)	—	1,215	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	5,531	—	—	5,531
Compensation expense related to options issued to non-employees	—	—	—	—	164	—	—	—	—	164
Compensation expense related to modification of options granted	—	—	—	—	631	—	—	—	—	631
Cumulative translation adjustment	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	(25,189)	(25,189)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(25,202)
Balances at June 30, 2005	17,419,331	27,504	15,815,532	12,653	37,481	(331)	(19,008)	(20)	(86,947)	(56,172)
Exercise of common stock warrants	—	—	16,666	167	—	—	—	—	—	167
Exercise of stock options	—	—	431,659	538	—	—	—	—	—	538
Settlement of notes receivable	—	—	—	—	—	125	—	—	—	125
Stock repurchased	—	—	(20,707)	(82)	—	—	—	—	—	(82)
Deferred stock-based compensation	—	—	—	—	7,860	—	(7,860)	—	—	—
Reversal of deferred stock-based compensation	—	—	—	—	(1,651)	—	1,651	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	7,945	—	—	7,945
Compensation expense related to options issued to non-employees	—	—	—	—	186	—	—	—	—	186

Accuray Incorporated
Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficiency) (Continued)
(in thousands, except share amounts)

						Notes		Accumulated
	Convertible				Additional	Receivable	Deferred	Other		Total
	Preferred Stock		Common Stock		Paid-In	from	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholder	Compensation	Income (Loss)	Deficit	Deficiency
Compensation expense related to modification of options granted	—	—	—	—	112	—	—	—	—	112
Cumulative translation adjustment	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	(33,694)	(33,694)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(33,674)
Balances at June 30, 2006	17,419,331	27,504	16,243,150	13,276	43,988	(206)	(17,272)	—	(120,641)	(80,855)
Conversion of redeemable preferred stock to common stock	(17,419,331)	(27,504)	25,186,285	25	27,479	—	—	—	—	27,504
Conversion of common stock warrants	—	—	495,833	—	—	—	—	—	—	—
Proceeds from initial public offering, net of expenses	—	—	10,399,997	10	170,555	—	—	—	—	170,565
Reclassification of par value for Delaware reincorporation				(13,260)	13,260	—	—	—	—	—
Exercise of stock options, net	—	—	1,538,004	2	1,739	—	—	—	—	1,741
Stock repurchased for settlement of notes receivable	—	—	(64,626)	—	(454)	206	—	—	—	(248)
Reversal of deferred stock-based compensation upon adoption of SFAS 123R	—	—	—	—	(17,272)	—	17,272	—	—	—
Stock-based compensation	—	—	—	—	12,456	—	—	—	—	12,456
Compensation expense related to options issued to non-employees	—	—	—	—	171	—	—	—	—	171
Income tax benefits from employee stock plans	—	—	—	—	553	—	—	—	—	553
Cumulative effect of change in accounting principle	—	—	—	—	(838)	—	—	—	—	(838)
Cumulative translation adjustment	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—		—	(5,616)	(5,616)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(5,606)
Balances at June 30, 2007	—	$ —	53,798,643	$ 53	$ 251,637	$ —	$ —	$ 10	$ (126,257)	$ 125,443

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended June 30,
	2007	2006	2005
Cash Flows From Operating Activities
Net loss	$(5,616)	$(33,694)	$(25,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,246	3,806	2,080
Stock-based compensation	12,627	8,243	6,326
Provision for bad debts	2	(21)	45
Loss on write-down of inventories	805	619	1,747
Loss on disposal of property and equipment	249	54	932
Accrued interest expense on note payable	—	103	93
Cumulative effect of change in accounting principle	(838)	—	—
Changes in assets and liabilities:
Accounts receivable	(936)	(6,590)	(293)
Inventories	(8,770)	(7,762)	(5,896)
Prepaid expenses and other current assets	(5,061)	(1,579)	(939)
Deferred cost of revenue	(5,389)	(20,112)	(14,028)
Other assets	(146)	(315)	(112)
Accounts payable	9,525	(719)	2,077
Accrued liabilities	3,125	9,423	1,866
Customer advances	(1,495)	10,946	3,682
Deferred revenue	7,269	59,689	42,022
Net cash provided by operating activities	11,597	22,091	14,413
Cash Flows From Investing Activities
Purchases of property and equipment	(7,230)	(10,188)	(2,647)
Cash received for tenant improvements	—	1,000	—
Restricted cash	1	157	(153)
Business acquisition, net of cash acquired	—	—	(5,613)
Purchase of investment	(283)	—	(250)
Net cash used in investing activities	(7,512)	(9,031)	(8,663)
Cash Flows From Financing Activities
Payment of note payable	—	(2,996)	—
Exercise of common stock options	1,741	538	342
Payment received on notes used to exercise stock options	—	64	—
Stock repurchases	—	(21)	(177)
Proceeds from intial public offering, net of issuance costs	170,565	—	—
Income tax benefits from employee stock plans	553	—	—
Exercise of common stock warrants	—	167	1,400
Net cash provided by (used in) financing activities	172,859	(2,248)	1,565
Effect of exchange rate changes on cash	30	20	(13)
Net increase in cash and cash equivalents	176,974	10,832	7,302
Cash and cash equivalents at beginning of period	27,856	17,024	9,722
Cash and cash equivalents at end of period	$204,830	$27,856	$17,024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$196	$8
Income taxes paid	$138	$183	$527
Non-cash Investing and Financing Activities
Note payable from business acquisition	$—	$—	$2,800
Common stock options exercised using notes	$—	$—	$331
Stock repurchased for settlement of notes receivable	$206	$—	$—
Cashless stock repurchases and options exercised	$—	$122	$74
Settlement of receivable in exchange for reduction in debt	$—	$—	$(817)
Cash flows include related party transaction amounts as follows:
Accounts receivable	$(1)	$439	$423
Deferred cost of revenue	$3,080	$2,248	$3,272
Customer advances	$(990)	$5,241	$—
Deferred revenue	$(6,723)	$(1,059)	$(8,131)

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated
Notes to Consolidated Financial Statements

1.                 Description of Business

Organization

Accuray Incorporated (the “Company”) was incorporated in California in December 1990 and commenced operations in January 1992. The Company designs, develops and sells the CyberKnife system, an image-guided robotic radiosurgery system used for the treatment of solid tumors anywhere in the body.

In December 2003, the Company formed a wholly owned subsidiary, Accuray International SARL, headquartered in Geneva, Switzerland. The purpose of Accuray International is to manage the sales, marketing and service activities of Accuray’s international subsidiaries. In January 2004, the Company formed a wholly owned subsidiary, Accuray Europe SARL, headquartered in Paris, France. The purpose of Accuray Europe is to market the Company’s products in Europe. In January 2005, the Company completed the purchase of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”) and integrated this operation into the Company’s existing manufacturing operation. In October 2005, the Company formed a wholly owned subsidiary, Accuray UK Ltd, headquartered in London, United Kingdom. The purpose of Accuray UK Ltd is to market the Company’s products in the United Kingdom and other countries in northern Europe. In December 2005, the Company formed a wholly owned subsidiary, Accuray Asia Limited, headquartered in Hong Kong, SAR. The purpose of Accuray Asia Limited is to market the Company’s products in Asia. In January 2007, the Company formed a wholly owned subsidiary, Japan Accuray KK, headquartered in Tokyo, Japan. The purpose of Japan Accuray KK is to market the Company’s products in Japan. In June 2007, the Company formed a wholly owned subsidiary, Accuray Spain, S.L.U. The purpose of Accuray Spain is to market the Company’s products in Spain.

Initial Public Offering

In February 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 18,399,998 shares were sold and issued, including 8,000,000 shares sold by selling stockholders, at an issue price of $18.00 per share. The Company raised a total of $187.2 million in gross proceeds from the IPO, or approximately $170.6 million in net proceeds after deducting underwriting discounts and commissions of $13.1 million and other offering costs of approximately $3.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding and warrants outstanding automatically converted into 25,186,285 and 495,833 shares of common stock, respectively.

2.                 Summary of Significant Accounting Policies

Fiscal Year

On October 1, 2006, the Company prospectively changed its fiscal calendar to a 52- or 53- week period. The Company’s fiscal year ends on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2007, 2006 and 2005 are comprised of 52-weeks.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s subsidiaries, and all inter-company transactions and balances have been eliminated. Certain prior period balances have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Key estimates and assumptions made by the Company relate to stock-based compensation, valuation of excess and obsolete inventories, valuation allowances for deferred tax assets, impairment of long-lived assets and goodwill, deferred revenue and deferred cost of revenue. Actual results could differ from those estimates.

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated comprehensive income within the statement of stockholders’ equity (deficiency). Foreign currency transaction gains and losses are included as a component of other income (expense).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts and amounted to $191.4 million and $3.6 million at June 30, 2007 and 2006, respectively.

Restricted Cash

Restricted cash includes amounts deposited as collateral to assure future credit availability, typically credit card purchases, arrangements in contracts with others requiring that specific cash amounts be set aside, or the Company’s statements of intention with regard to particular deposits. Restricted cash amounts were $0 and $1,000 at June 30, 2007 and 2006, respectively.

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

The following summarizes revenues from customers in excess of 10% of total net revenue:

	Years Ended June 30,
	2007	2006	2005
Meditec/Marubeni Corporation (related party)	—	11%	32%
President Medical Technology Corportion (related party)	—		12%

The following summarizes the accounts receivable from customers in excess of 10% of total accounts receivable:

	As of June 30,
	2007	2006
Centre Oscar Lambert (France)	36%	—
Cowealth Medical Science (China)	14%	18%
Northwest Community Healthcare (Arlington Heights, IL)	—	26%
St. Joseph Mercy Health System (Ann Arbor, MI)	11%	—

Accounts receivable are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations. The Company’s allowance for doubtful accounts was $20,000 at both June 30, 2007 and 2006.

The Company is subject to risks common to companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, compliance with government regulations, uncertainty of widespread market acceptance of products and product liability. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating its allowances, uncertainty continues to exist.

The products currently under development by the Company may require clearance by the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary clearance. Denial or delay of such clearance could have a material adverse impact on the Company.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management. The Company determines inventory and product costs through use of standard costs which approximate actual average costs.

Revenue Recognition

Revenue is generated from the sale of products, shared ownership programs, and by providing related services, which include installation services, post-contract customer support (“PCS”), training and consulting. The Company’s products and upgrades to those products include software that is essential to the functionality of the products and accordingly, the Company accounts for the sale of its products pursuant to Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.

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

For arrangements with multiple elements, the Company allocates arrangement consideration to services and PCS based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for the services element is based upon the Company’s standard rates charged for the services when such services are sold separately or based upon the price established by management having the relevant authority when that service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the CyberKnife system, based upon the “residual method” as prescribed by SOP No. 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions (“SOP 98–9”). If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of; (1) delivery of all elements, or (2) establishment of VSOE of fair value for all undelivered elements.

For PCS arrangements that include specified or committed upgrades for which the Company has not established VSOE of fair value, all revenue is deferred and accounted for as described above. Once all upgrade obligations have been delivered, all revenue is recognized ratably over the remaining life of the PCS arrangement.

In fiscal year 2006, the Company began selling PCS contracts that only provide for upgrades when and if they become available. The Company has established VSOE of the fair value of PCS in these circumstances. For arrangements with multiple elements that include the CyberKnife system, installation services, training services and a PCS service agreement, the Company recognizes the CyberKnife system and installation services revenue following installation and acceptance of the system by application of the residual method as prescribed in SOP 98-9 when VSOE of fair value exists for all undelivered elements in the arrangement, including PCS.

Other revenue primarily consists of upgrade services revenues related to the sale of specialized services specifically contracted to provide current technology capabilities for units previously sold through a distributor into the Japan market. The upgrade programs include elements where VSOE of fair value has not been established for the PCS. As a result, associated revenues are deferred and recognized ratably over the term of the PCS arrangement, generally four years.

Service revenue for providing PCS, which includes warranty services, extended warranty services, unspecified when and if available product upgrades and technical support is deferred and recognized ratably over the service period, generally one year, until no further obligation exists. At the time of sale, the Company provides for the estimated incremental costs of meeting product warranty if the incremental warranty costs are expected to exceed the related service revenues. Training and consulting service revenues, that are not deemed essential to the functionality of the CyberKnife system, are recognized as such services are performed.

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

The Company also enters into shared ownership programs with certain customers. Under the terms of such programs, the Company retains title to its CyberKnife system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront non-refundable payments from the customer are deferred and recognized as revenue over the contractual period. Revenues from shared ownership programs are recorded as they become earned and receivable and are included within shared ownership program revenues in the consolidated statements of operations. The Company recognized $10.1 million, $8.1 million and $8.1 million for the years ended June 30, 2007, 2006 and 2005, respectively of revenue from these shared ownership programs.

The CyberKnife systems associated with the Company’s shared ownership programs are recorded within property and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership programs.

The Company recognizes revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (“SOP 81-1”). The Company recognizes any loss provisions from the total contract in the period such loss is identified. During the year ended June 30, 2007, no revenues or loss provisions have been recorded. As of June 30, 2007, $323,000 of costs have been recorded in deferred cost of revenues related to the manufacture of linacs for other uses.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance payments, which will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Service revenue is recognized ratably over the service period. Deferred other revenue results primarily from the Japan upgrade services programs and is due to timing differences between the receipt of cash payments for those upgrades and final delivery to the end user customer. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units, direct service costs for which the revenue has been deferred in accordance with the Company’s revenue recognition policies, and deferred costs associated with the Japan upgrade services. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Customer Advances

Customer advances represent payments made by customers in advance of product shipment.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the life of the lease or the estimated useful life of the asset, whichever is shorter. Machinery and equipment are depreciated over five years. Furniture and fixtures are depreciated over four years. Computer and office equipment are depreciated over three years. CyberKnife systems covered by the shared ownership program are depreciated over their estimated useful life of ten years. Repairs and maintenance costs, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is recognized.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”) the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through June 30, 2007, there have been no such impairment losses.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Purchased intangible assets other than goodwill are amortized over their useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which is typically seven years.

Shipping and Handling

The Company’s shipping and handling costs billed to customers are included in product revenue. Shipping and handling costs incurred are included in cost of products.

Research and Development Costs

Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary costs for research and development personnel, costs for materials used in research and development activities, costs for outside services and allocated portions of facilities and other corporate costs.

Software Development Costs

Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $1.0 million, $20,000, and $16,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

Prior to adoption of SFAS 123R

Effective July 1, 2003, the Company began to account for stock-based employee compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). Under SFAS 123, stock-based compensation expense is measured on the date of grant based on the fair value of the award. Upon adoption of this standard, the Company elected to use the retrospective restatement method of transition.

The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The Company determined the estimated fair value of its common stock in light of the expected completion of its initial public offering. The Company engaged an unrelated third-party appraisal firm to assist management in this process by providing a valuation analysis. The estimated fair value of stock options granted is calculated at the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock between $4.64 and $7.63 per share and the following weighted-average assumptions during the years ended June 30, 2006 and 2005:

	Years Ended June 30,
	2006	2005
Risk-free interest rate	4.42%	3.81%
Dividend yield	—	—
Expected life	6.25	6.25
Expected volatility	86.7%	94.8%

In accordance with the requirements of SFAS 123, the Company recorded deferred stock-based compensation for the estimated fair value of the options on the date of grant. This deferred stock-based compensation was amortized to expense over the period during which the options become exercisable, generally four years. During the years ended June 30, 2006 and 2005, the Company reversed $1.7 million and $1.2 million, respectively, of deferred stock-based compensation related to cancellations of unvested options of certain employees who had been granted stock options and subsequently terminated their employment with the Company. During the years ended June 30, 2006 and 2005, the Company amortized $7.9 million and $5.5 million, respectively, of stock-based compensation expense for stock options granted to employees.

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The estimated fair value of the stock options granted is calculated using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock between $4.64 and $7.63 per share and the following weighted-average assumptions during the year ended June 30, 2005:

Year Ended
June 30, 2005 (1)
Risk-free interest rate	4.20%
Dividend yield	—
Expected life	10 years
Expected volatility	71.0%

(1)          No options granted to non-employees in 2007 and 2006.

The Company recognized $172,000, $186,000 and $164,000 during the years ended June 30, 2007, 2006 and 2005, respectively, of stock-based compensation expense for stock options granted to non-employees.

For certain stock option grants, the Company made modifications to the option terms. Those modifications included extensions of the vesting period and acceleration of vesting. The Company recognized $0, $112,000 and $631,000 during the years ended June 30, 2007, 2006 and 2005, respectively, of stock-based compensation expense for modifications of stock options granted.

Adoption of SFAS 123R

Effective July 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123R”) using the modified prospective method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous guidance.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the year ended June 30, 2007 such that expense was recorded only for those stock-based awards that are expected to vest. For the year ended June 30, 2007, the Company recorded a cumulative effect of a change in accounting principle of $838,000, net of tax of $0, related to the adoption of SFAS 123R since it had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting reflects estimated forfeitures related to periods prior to July 1, 2006.

Under SFAS 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term of options is based upon the vesting term (i.e., 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate. During the year ended June 30, 2007, the estimated fair values of the stock options granted were calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $12.88 and $29.25 per share. Following its IPO, the fair value of the Company’s common stock is determined by its closing market price as published by the Nasdaq Global Market. During the year ended June 30, 2007, the Company recognized $10.5 million of stock-based compensation expense for stock options granted to employees. The weighted-average assumptions used to value options granted during the year ended June 30, 2007 were as follows:

Year Ended
June 30, 2007
Risk-free interest rate	4.89%
Dividend yield	—
Expected life	6.25
Expected volatility	74.8%

The impact of adopting SFAS 123R in the year ended June 30, 2007, was as follows (in thousands, except per share amounts):

	Year Ended June 30, 2007
	Using
	Previous	SFAS 123R	As
	Accounting	Adjustments	Reported
Loss from operations	$(9,724)	$1,184	$(8,540)
Loss before income taxes	$(6,194)	$1,184	$(5,010)
Loss before cumulative effect of a change in accounting principle, net of tax	$(7,638)	$1,184	$(6,454)
Net loss	$(7,638)	$2,022	$(5,616)
Basic and diluted loss per share
Prior to cumulative effect of change in accounting principle	$(0.25)	$0.04	$(0.21)
Cumulative effect of change in accounting principle	—	0.03	0.03
	$(0.25)	$0.07	$(0.18)

In January 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Incentive Award Plan (“2007 Plan”) and 2007 Employee Stock Purchase Plan (“ESPP”). The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123R.

Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates. During the year ended June 30, 2007, the estimated fair value of ESPP shares was calculated at the date of grant using the Black-Scholes option pricing model, using a fair value of common stock of $18.00 per share. Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term is based upon the offering period of the ESPP. The risk-free rate for the expected term of the ESPP option is based on the U.S. Treasury Constant Maturity rate. For the year ended June 30, 2007, the Company recognized $441,000 of compensation expense related to its ESPP. The following weighted-average assumptions were used during the year ended June 30, 2007:

Year Ended
June 30, 2007
Risk-free interest rate	5.16%
Dividend yield	—
Expected life	0.75
Expected volatility	49.9%

In connection with the 2007 Plan, the Company issued restricted stock units, (“RSU’s”) and recognized $1.5 million of stock-based compensation expense, net of forfeitures, for RSU’s granted during the year ended June 30, 2007, at a weighted-average grant date fair value of $28.16.

Excess tax benefits from tax deductions for exercised options and disqualifying dispositions, in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits for the years ended June 30, 2007, 2006 and 2005 were $553,000, $0 and $0, respectively.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding is calculated by adding to the weighted shares outstanding any common stock equivalents from outstanding stock options and warrants based on the treasury stock method. In periods when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method. In periods when a net loss is reported, potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and diluted net loss per share results in the same value.

For the fiscal years ended June 30, 2007, 2006 and 2005, the basic and diluted net loss per share amounts were based on weighted-average shares of 30,764,447, 15,997,419 and, 14,282,643, respectively. The number of anti-dilutive shares excluded from the calculation of diluted net loss per share is as follows:

	Years ended June 30,
	2007	2006	2005
Preferred stock (as if converted)	15,318,782	25,186,285	25,186,285
Options to purchase common stock	9,600,343	7,225,143	5,641,864
Restricted stock units	248,648	—	—
Warrants	—	451,353	428,157
	25,167,773	32,862,781	31,256,306

The following table sets forth the basic and diluted per share computations:

	Year ended June 30,
	2007	2006	2005
Numerator:
Net loss (in thousands)	$(5,616)	$(33,694)	$(25,189)
Denominator:
Basic and diluted weighted-average shares of common stock outstanding	30,764,447	15,997,419	14,282,643
Basic and diluted net loss per share:	$(0.18)	$(2.11)	$(1.76)

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, using tax rates expected to be in effect when the differences will reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive Loss

Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the years ended June 30, 2007, 2006 and 2005, the Company recorded comprehensive losses of $5.6 million, $33.7 million and $25.2 million, respectively. Comprehensive loss is comprised of net loss and the cumulative translation adjustment arising upon consolidation of the Company’s foreign subsidiaries.

Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the United States are not material.

Revenue by geographic region is based on the ship to address of the customer. The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2007	2006	2005
United States (including Puerto Rico)	$91,174	$40,826	$14,295
Europe	30,175	3,390	464
Asia (except Japan)	13,797	3,058	2,707
Japan	5,306	5,623	4,911
Total	$140,452	$52,897	$22,377

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Company has not yet determined the impact this standard will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157. The standard defines fair value and provides a framework for using fair value to measure assets and liabilities. SFAS 157 establishes the principle that fair value should consider characteristics specific to the asset or liability based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 is effective for the Company beginning in fiscal 2008, though early adoption is permitted. The Company has not yet determined the impact this standard will have on its consolidated financial statements.

3.                 Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30,
	2007	2006
Accounts receivable	$9,267	$10,866
Unbilled fees and services	858	852
	10,125	11,718
Less: Allowance for doubtful accounts	(20)	(20)
	$10,105	$11,698

Inventories

Inventories consist of the following (in thousands):

	June 30,
	2007	2006
Raw materials	$9,776	$4,447
Work-in-process	2,525	1,559
Finished goods	4,683	4,094
	$16,984	$10,100

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	June 30,
	2007	2006
Furniture and fixtures	$1,605	$1,038
Computer and office equipment	5,529	4,271
Leasehold improvements	7,387	6,325
Machinery and equipment	9,747	8,313
CyberKnife® shared ownership systems	12,393	12,380
	36,661	32,327
Less: Accumulated depreciation and amortization	(12,724)	(10,382)
Property and equipment, net	$23,937	$21,945

Depreciation and amortization expense related to property and equipment for the years ended June 30, 2007, 2006 and 2005 was $6.0 million, $3.6 million and $2.0 million, respectively. Accumulated depreciation related to the CyberKnife Systems attributable to the shared ownership programs at June 30, 2007 and 2006 was $3.3 million and $2.3 million, respectively.

Under the terms of the shared ownership programs, the Company retains title to its CyberKnife system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional contingent revenues from the customer based upon its use of the product. The shared ownership programs typically have a term of five years. During this term the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with our revenue recognition policy, taking into account the PCS and any other elements that might be purchased as part of the arrangement. During the year ended June 30, 2007, two former shared ownership program customers had each purchased a CyberKnife system. The total selling price in the aggregate for both systems was $6.8 million, of which $3.0 million has been recognized as product revenue and $3.8 million remains recorded in deferred revenue at June 30, 2007.

Future minimum revenues under the shared ownership arrangements as of June 30, 2007 are as follows (in thousands):

Year ending June 30,
2008	$2,720
2009	3,000
2010	2,460
2011	1,980
2012	1,080
2013 and thereafter	95
Total	$11,335

Total contingent revenues, included in shared ownership revenue, earned from the CyberKnife systems attributable to the shared ownership programs were $7.5 million, $6.1 million and $6.7 million for the years ended June 30, 2007, 2006 and 2005, respectively.

4.                 Business Combination

On January 10, 2005, the Company completed its purchase of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”) and integrated this operation into the Company’s existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, (“SFAS 141”). The transaction was valued at approximately $8,413,000 and the consideration was comprised of $5,500,000 in cash, a note payable for $2,800,000 due one year after closing, and expenses related to the transaction. The total purchase cost of HES was allocated as follows (in thousands):

Net tangible assets	$2,108
Goodwill and other purchased intangible assets:
Complete technology	1,740
Customer contract / relationship	70
Goodwill	4,495
Total purchase price	$8,413

The Company allocated the purchase price based on the fair value of the net tangible and intangible assets acquired. Tangible assets were valued at carrying costs, subsequent to due diligence supporting those costs. The fair value of the intangible assets acquired was determined through valuation techniques that included discounted cash flows and weighted average cost of capital methods used in the technology industry using assumptions and estimates from management.

The purchase price was settled as follows (in thousands):

Cash	$5,500
Note payable	2,800
Transaction costs and expenses	113
Total	$8,413

Pro forma information has not been presented as the pro forma impact is immaterial.

5.                 Goodwill and Other Purchased Intangibles

Goodwill and other intangible assets with indefinite lives are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. Goodwill and other intangible assets have resulted from the Company’s January 2005 acquisition of HES. SFAS 142 requires that the Company perform an annual test for impairment of intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. The Company performed the annual test for impairment in December 2006 concluding that there was no impairment of goodwill. At June 30, 2007, there have been no indicators to perform an interim test.

The amortization expense relating to intangible assets for the years ending June 30, 2007, 2006 and 2005 was $262,000, $242,000 and $122,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at June 30, 2007 and 2006 (in thousands):

	June 30,
	2007	2006
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(626)	(364)
Intangible assets, net	$1,184	$1,446

The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized intangible assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of June 30, 2007, is as follows (in thousands):

Year ending June 30,
2008	$258
2009	258
2010	258
2011	258
2012	152
Total	$1,184

In conjunction with its acquisition of HES, the Company executed a promissory note in the principal amount of $2,800,000 as part of the purchase price. The note carried an interest rate of 7% and was repaid in full in January 2006.

6.                 Service Plan Contracts

Service contract revenue for providing parts, warranty, product upgrades and customer support is deferred and recognized ratably over the contractual service period, generally one year, until no further obligation exists.

Deferred service contract revenue included in deferred revenue was (in thousands):

Balance at June 30, 2004	$6,003
Add payments received	8,890
Less revenue recognized	(2,573)
Balance at June 30, 2005	$12,320
Add payments received	20,419
Less revenue recognized	(3,635)
Balance at June 30, 2006	$29,104
Add payments received	26,572
Less revenue recognized	(14,596)
Balance at June 30, 2007	$41,080

Costs incurred under service contracts included in cost of revenue were $9.7 million, $2.4 million and $1.4 million during the years ended June 30, 2007, 2006 and 2005, respectively.

7.                 Commitments and Contingencies

Operating Lease Agreements

The Company leases office space under non-cancelable operating leases with various expiration dates through June 2011. Rent expense was $2.4 million, $2.0 million and $964,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Sublease income was $165,000, $0 and $0 for the years ended June 30, 2007, 2006 and 2005, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating lease agreements as of June 30, 2007 are as follows (in thousands):

Year ending June 30,
2008 (net of $108 of sublease income)	$2,694
2009	2,252
2010	1,816
2011	708
Total	$7,470

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements.

Royalty Agreements

The Company entered into a license and royalty agreement with Schonberg Research Corporation (“Schonberg”) in January 1991 in exchange for an exclusive license to use certain technology. Under the terms of the agreement, as amended in April 1996, the Company is obligated to pay Schonberg $25,000 for each CyberKnife system sold that includes the licensed technology. Maximum total aggregate payments under this license agreement are $2,500,000. Royalty expense recognized in cost of revenue or deferred cost of revenue sold under this agreement was $169,000, $850,000 and $375,000 during the years ended June 30, 2007, 2006 and 2005, respectively. At June 30, 2007 and 2006, the Company had accrued amounts of approximately $0 and $219,000, respectively, included in other accrued liabilities in the consolidated balance sheets relating to this license and royalty agreement. As of June 30, 2007, the Company had no outstanding commitments regarding this amended agreement.

In July 1997, the Company entered into a license and royalty agreement with Stanford University (“Stanford”) under which the Company has a non-exclusive license to use certain technology. Under this agreement, the Company is obligated to pay Stanford up to $10,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $25,000. Royalty expense recorded in cost of revenue or deferred cost of revenue was $195,000, $175,000 and $80,000 for the years ended June 30, 2007, 2006 and 2005, respectively. At June 30, 2007 and 2006, the Company had accrued amounts of approximately $45,000 and $20,000, respectively, included in other accrued liabilities in the consolidated balance sheets relating to this license and royalty agreement.

In January 1999, the Company entered into a license and royalty agreement with Professor Dr. Achim Schweikard (“Schweikard”) of the University of Munich. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay Schweikard up to $5,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $5,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $165,000, $120,000 and $115,000 for the years ended June 30, 2007, 2006 and 2005, respectively. At June 30, 2007 and 2006, the Company had accrued amounts of approximately $45,000 and $45,000, respectively, included in other accrued liabilities in the consolidated balance sheets relating to this license and royalty agreement.

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

8.                 Stockholders’ Equity (Deficiency)

Common Stock

In February 2007, the Company completed its IPO of common stock in which a total of 18,399,998 shares were sold and issued, including 8,000,000 shares sold by selling stockholders at an issue price of $18.00 per share. The Company raised a total of $187.2 million in gross proceeds from the IPO, or approximately $170.6 million in net proceeds after deducting underwriting discounts and commissions of $13.1 million and estimated other offering costs of approximately $3.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding and warrants outstanding automatically converted into 25,186,285 and 495,833 shares of common stock, respectively.

As of June 30, 2007, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of common stock. As of June 30, 2007 and 2006, 53,798,643 and 16,243,150 shares of common stock were issued and outstanding.

In October 2006, the Company repurchased 64,626 shares of common stock from a stockholder and former employee of the Company. Proceeds from the repurchase totaling $454,000 were used to settle two notes receivable from the stockholder of $206,000 and $227,000 and the related accrued interest on the notes.

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

In 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Incentive Award Plan (the “2007 Plan”). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 4,500,000 shares. As of June 30, 2007, the 1993 Plan and the 1998 Plan continued to remain in effect along with the 2007 Plan; however, options can no longer be granted from the 1993 and 1998 Plans.

Only employees are eligible to receive incentive stock options. Non-employees may be granted non-qualified options. The Board of Directors has the authority to set the exercise price of all options granted, subject to the exercise price of incentive stock options being no less than 100% of the fair value of a share of common stock on the date of grant; and no less than 85% of the fair value for non-qualified stock options.

Generally, the Company’s outstanding options vest at a rate of 25% per year. However, certain options granted to certain employees vest and expense is recognized based upon performance. Continued vesting typically terminates when the employment or consulting relationship ends.

The maximum term of the options granted to persons who own at least 10% of the voting power of all outstanding stock on the date of grant is 5 years. The maximum term of all other options is 10 years.

The options outstanding and exercisable, by exercise price, at June 30, 2007 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.25 - $ 0.40	195,000	0.86	$0.28	195,000	$0.28
$ 0.75	3,775,226	4.76	$0.75	3,700,850	$0.75
$ 0.85 - $ 3.00	1,530,067	6.69	$1.81	1,226,788	$1.77
$ 3.00 - $ 3.50	2,379,214	7.48	$3.50	1,483,215	$3.50
$ 3.51 - $ 3.75	2,600	3.48	$3.75	2,600	$3.75
$ 3.76 - $ 6.73	1,235,684	8.24	$4.80	558,503	$4.68
$ 6.74 - $ 13.05	1,411,195	9.20	$9.96	33,297	$9.42
$13.06 - $28.47	262,889	9.69	$26.48	21,250	$28.47
	10,791,875	6.66	$3.79	7,221,503	$1.90

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company’s common stock on June 30, 2007 of $22.18 and the exercise price for stock options) that would have been received by option holders if all options exercised had been exercised on June 30, 2007. The total intrinsic value of options exercised in the years ended June 30, 2007, 2006 and 2005 was approximately $26.3 million, $2.5 million and $3.7 million, respectively. Cash received from option exercises for the year ended June 30, 2007 was $1.7 million.

Option activity during the year ended June 30, 2007 was as follows:

			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
	Options	average	contractual	value as of
	outstanding	exercise price	life (years)	June 30, 2007
Balance at June 30, 2006	10,900,285	$2.07
Options granted	1,775,774	$12.50
Options forfeited	(344,315)	$5.93
Options exercised	(1,539,869)	$1.14
Balance at June 30, 2007	10,791,875	$3.79	6.66	$199,554,019
Vested or Expected to vest at June 30, 2007	10,439,389	$3.63	6.60	$194,657,879
Exercisable at June 30, 2007	7,221,503	$1.90	5.81	$146,570,324

As of June 30, 2007, there was approximately $27.4 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.58 years. The Company’s current practice is to issue new shares to satisfy share option exercises. The total fair value of shares vested during the years ended June 30, 2007, 2006 and 2005 was $9.5 million, $8.4 million and $4.0 million, respectively.

The weighted average fair value of options granted was $11.40, $5.53 and $4.45 per share for the years ended June 30, 2007, 2006 and 2005, respectively.

Restricted Stock Units

Restricted stock units granted generally vest at a rate of 25% per year. However, certain RSU’s granted vest 10% upon the first anniversary year of the grant date, 20% upon the second anniversary year of the grant date, 30% upon the third anniversary year of the grant date and 40% upon the fourth anniversary year of the grant date. Compensation charges for such graded RSU’s are recognized using the straight-line method. Continued vesting typically terminates when the employment relationship ends.

As of June 30, 2007, there was approximately $17.2 million of unrecognized compensation cost related to RSU’s, which is expected to be recognized over a weighted-average period of 3.62 years.

Combined activity under the 1993 Plan, 1998 Plan and 2007 Plan (the “Plans”) was as follows:

	Shares Available For Grant	Number of Options	Weighted Average Exercise Price	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at June 30, 2004	1,054,911	8,623,419	$0.82	—	$—
Additional shares reserved	2,200,000	—	$—	—	$—
Grants	(3,589,500)	3,589,500	$3.26	—	$—
Forfeitures	425,371	(425,371)	$1.24	—	$—
Exercises or releases	—	(1,290,154)	$0.58	—	$—
Balance at June 30, 2005	90,782	10,497,394	$1.67	—	$—
Additional shares reserved	2,900,000	—	$—	—	$—
Grants	(1,407,883)	1,407,883	$4.80	—	$—
Forfeitures	573,333	(573,333)	$2.15	—	$—
Exercises or releases	—	(431,659)	$1.25	—	$—
Balance at June 30, 2006	2,156,232	10,900,285	$2.07	—	$—
Additional shares reserved	4,500,000	—	$—	—	$—
Plan shares expired	(987,662)	—	$—	—	$—
Grants	(2,440,289)	1,775,774	$12.50	664,515	$28.17
Forfeitures	360,500	(344,315)	$5.93	(16,185)	$28.47
Exercises or releases	—	(1,539,869)	$1.14	—	$—
Balance at June 30, 2007	3,588,781	10,791,875	$3.79	648,330	$28.16

Employee Stock Purchase Plan

In January 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 ESPP. Under the ESPP, the Company is authorized to issue up to 1,000,000 shares of common stock. Qualified employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally occurring every six months. Employees’ payroll deductions may not exceed 10% of their salary. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

The ESPP was initiated in February 2007. As of June 30, 2007, there was approximately $465,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of 0.4 years. The fair value of ESPP shares was $6.94 per share for the year ended June 30, 2007.

Warrants

During April 2000, in connection with an extension of a line of credit, the Company issued a warrant to purchase 1,000,000 shares of common stock at $3.00 per share to Pacific Republic. Using the Black-Scholes option pricing model, the Company estimated that the fair value of the warrants was $2,754,000 on the date of issue, with the following assumptions: fair value of a share of common stock equal to $3.90; term of 5 years; exercise price of $3.00; volatility of 75.0%; dividend rate of 0% and risk-free interest rate of 6.26%. The estimated fair value of the warrant was amortized to interest expense over the remaining term of the line of credit. During February 2002, in connection with an extension of

Pacific Republic’s line of credit to the Company and Series C financing, the Company reduced the exercise price of the 1,000,000 warrants from $3.00 per share to $1.40 per share. The Company measured the incremental fair value of the warrants at the date of modification, using the Black-Scholes option pricing model. The incremental value of $127,000 was recorded as interest expense during the year ended June 30, 2002. During March 2005, Pacific Republic exercised the warrants to purchase 1,000,000 shares of common stock at $1.40 per share.

In August 2002, in connection with the renegotiation of a contractual commitment with a distributor, the Company issued a warrant to purchase 525,000 shares of common stock at an exercise price of $1.00 per share. Using the Black-Scholes option pricing model, the Company estimated that the fair value of the warrant was $225,000 on the date of issue and recorded the warrant in additional paid in capital. In February 2007, these warrants were exercised as a cashless exercise in which 495,833 shares of common stock were issued in connection with the Company’s IPO.

In connection with the Series B preferred stock financing in April 2001, the Company was obligated to issue up to 333,333 warrants to purchase common stock at a price per share of $10.00, based on the Company not meeting certain deadlines relating to an initial public offering of the Company’s common stock. Using the Black-Scholes option pricing model, the Company estimated the fair value of the warrants to be $373,000 based on the following assumptions: fair value of a share of common stock equal to $3.00; term of 5 years; exercise price of $10.00; volatility of 75.0%; dividend rate of 0% and risk-free interest rate of 5.34%. The estimated fair value of the warrants was credited to additional paid-in capital with a corresponding debit to Series B preferred stock. During November 2005, warrants to purchase 16,666 shares of common stock were exercised, and the remaining 316,667 warrants expired unexercised in April 2006.

9.                 Income Taxes

The provision for income taxes consists of the following (in thousands):

	June 30,
	2007	2006	2005
Current:
Federal	$558	$134	$—
State	508	54	4
Foreign	378	70	64
Total current	1,444	258	68
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total provision	$1,444	$258	$68

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	June 30,
	2007	2006	2005
U.S. federal taxes (benefit):
At federal statutory rate	$(1,672)	$(11,304)	$(8,608)
State tax, net of federal benefit	(218)	(1,571)	(1,315)
Stock-based compensation expense	2,311	1,894	1,236
Change in valuation allowance	1,958	11,277	8,745
Credits	(1,394)	(437)	(408)
Change in state rate	9	—	256
Federal AMT	558	134	—
Other	(486)	195	98
Foreign	378	70	64
Total	$1,444	$258	$68

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at June 30, 2007 and 2006 were as follows (in thousands):

	June 30,
	2007	2006
Deferred tax assets:
Federal and state net operating losses	$4,205	$14,853
Accrued vacation	964	603
Deferred revenue	27,108	17,969
Credits	4,457	2,579
Capitalized research and development	409	481
Other	7,980	7,223
Total deferred tax assets	45,123	43,708
Deferred tax liabilities:
Fixed assets	(404)	(947)
Total deferred tax liabilities	(404)	(947)
Valuation allowance	(44,719)	(42,761)
Net deferred tax assets:	$—	$—

At June 30, 2007, the Company had approximately $12.1 million in federal and $1.9 million in state net operating loss carryforwards, which expire in varying amounts beginning in 2025 and 2017 for federal and state purposes, respectively. In addition, at June 30, 2007, the Company had federal and state research and development tax credits of approximately $2.2 million each. The federal research credits will begin to expire in 2008 and the state research credits have no expiration date.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The Company’s net operating loss carryforwards exclude deductions of approximately $14.7 million at June 30, 2007 related to stock option exercises and disqualifying dispositions. The excess tax benefit arising from these deductions wil be credited to additional paid-in capital once realized.

10.          Other Income (Expense)

For the fiscal years ended June 30, 2007, 2006 and 2005, other income (expense) consisted of the following (in thousands):

	Years Ended June 30,
	2007	2006	2005
Interest income	$4,261	$501	$198
Other	—	2	2
Total interest and other income	$4,261	$503	$200

	Years Ended June 30,
	2007	2006	2005
Interest expense	$(157)	$(324)	$(291)
Loss on asset disposition	(249)	(44)	(18)
Foreign currrency transaction loss	(131)	(21)	(26)
State sales and local taxes	(194)	(23)	(88)
Other	—	(35)	(15)
Total interest and other expense	$(731)	$(447)	$(438)

11.          Related Party Transactions

The Company recognized revenue of $5.3 million, $5.6 million and $7.1 million during the years ended June 30, 2007, 2006 and 2005, respectively, relating to products and services provided to Meditec. Meditec’s parent, Marubeni Corporation, is a common stockholder of the Company. At June 30, 2007 and 2006, amounts of $20.1 million and $25.1 million, respectively, were recorded as deferred revenue and advances relating to payments made by Meditec for certain products and services. At June 30, 2007 and 2006, no amounts were due from Meditec.

The Company recognized revenue of $3.8 million, $195,000 and $585,000, during the years ended June 30, 2007, 2006 and 2005, respectively, relating to products and services provided to Stanford. The Company’s former Chief Executive Officer was an active member of the faculty at Stanford. Currently, he is a member of the Board of Directors and he holds the position of Professor of Neurosurgery and Radiation Oncology at Stanford. At June 30, 2007 and 2006, amounts of $231,000 and $1.3 million, respectively, were recorded as deferred revenue and advances relating to payments made by Stanford. At June 30, 2007 and 2006, no amounts were due from Stanford. The Company also has a license agreement with Stanford as disclosed in Note 7.

The Company recognized revenue of $3.2 million, $130,000 and $2.6 million, during the years ended June 30, 2007, 2006 and 2005, respectively, relating to products and services provided to President Medical Technology Co. (“President”). President is related to President International Investment Holdings, Ltd., a common stockholder of the Company. At June 30, 2007 and 2006, amounts of $714,000 million and $2.3 million, respectively, were recorded as deferred revenue and advances relating to payments made by President for certain products and services. At June 30, 2007 and 2006, amounts of $0 and $1,000, respectively, were recorded as trade accounts receivable from President. In May 2006, President International Investment Holdings, Ltd. sold all of its interest in President.

In April 2006, the Company entered into a new consulting agreement with Dr. Adler, which terminated any prior consulting agreements. Under this consulting agreement, Dr. Adler was entitled to receive a maximum compensation of $137,000 per year, payable at the beginning of each quarter beginning on April 1, 2006. Additionally Dr. Adler entered into a consulting agreement with the CyberKnife Society in April 2006. The Company assumed the contractual obligations of the CyberKnife Society under this agreement, effective as of October 3, 2006. Under this consulting agreement, Dr. Adler provides services to the CyberKnife Society and was entitled to receive a maximum compensation of $76,000 per year, payable at the beginning of each quarter beginning on April 1, 2006. This agreement had a term of one year and was to be renewed for successive one-year periods, unless 30 days’ written notice of termination is provided by either party prior to the expiration of each one-year period. The CyberKnife Society decided not to renew and issued a notice of non-renewal to Dr. Adler in February of 2007.

In April 2007, the Company entered into a new consulting agreement with Dr. Adler, which terminated the prior consulting agreement discussed above. Dr. Adler is a stockholder and a former officer and a current director of the Company. Under the new consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $149,100 per year, payable at the beginning of each quarter beginning on April 1, 2007. This agreement has a term of one year and will renew for successive one-year periods, unless either party provides 30 days’ written notice of termination prior to the expiration of each one-year period. The Company recognized consulting expense for Dr. Adler in the amounts of $178,000, $155,000 and $215,000 for the years ended June 30, 2007, 2006 and 2005, respectively, pursuant to these agreements.

12.          Employee Benefit Plans

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $730,000, $528,000 and $283,000 to the 401(k) Plan during the years ended June 30, 2007, 2006 and 2005, respectively.

13.          Quarterly Financial Data (unaudited)

	Quarters ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(in thousands, except per share data)
Net sales	$32,771	$26,347	$37,340	$43,994
Gross profit	$19,303	$14,702	$21,118	$24,916
Net income (loss) before cumulative effect of change in accounting principle	$1,120	$(7,291)	$(785)	$502
Net income (loss)(1)	$1,958	$(7,291)	$(785)	$502
Basic net income (loss) per share	$0.05	$(0.45)	$(0.02)	$0.01
Diluted net income (loss) per share	$0.04	$(0.45)	$(0.02)	$0.01
Shares used in basic per share calculation	41,445	16,209	37,018	53,732
Shares used in diluted per share calculation	49,851	16,209	37,018	62,553

	Quarters ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(in thousands, except per share data)
Net sales	$3,871	$11,326	$16,300	$21,400
Gross profit	$1,844	$6,360	$6,778	$10,423
Net loss	$(10,210)	$(7,936)	$(7,690)	$(7,858)
Basic and diluted net loss per share	$(0.65)	$(0.50)	$(0.48)	$(0.49)
Shares used in basic and diluted per share calculation	15,821	15,942	16,100	16,141

(1)          Includes $838,000 of cumulative effect of change in accounting principle for the adoption of FAS 123R.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.                CONTROLS AND PROCEDURES

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

Material Weaknesses

As of the fiscal year ended June 30, 2007, 2006 and 2005, management identified material weaknesses and significant deficiencies in our internal control over financial reporting, which are described below.

As described herein, and as previously reported in our Registration Statement on Form S-1, in connection with the audit of our consolidated financial statements for the years ended June 30, 2007, 2006 and 2005, our independent registered public accounting firm identified material weaknesses and significant deficiencies in our internal controls over financial reporting. Material weaknesses and significant deficiencies relate to a lack of segregation of duties, inadequate review procedures and the misapplication of accounting policies, related to revenue recognition and stock-based compensation. These control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

Throughout the year ended June 30, 2007, we implemented procedures designed to correct the material weaknesses and significant deficiencies noted above. Management continues to implement new processes and controls to expand our accounting staff to efficiently and timely execute our new procedures and enhance the training and education for our finance and accounting personnel. We are still evaluating the design and operation of these new procedures. Once placed in operation for a sufficient period of time we will subject them to appropriate tests in order to conclude whether they are operating effectively.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing and because of the material weaknesses and significant deficiencies noted, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Item 9B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our directors and executive officers as of August 30th, 2007 are as follows:

Name	Age	Position(s)
Euan S. Thomson, Ph.D.	44	President, Chief Executive Officer and Director
Robert E. McNamara	50	Senior Vice President, Chief Financial Officer
Chris A. Raanes	42	Senior Vice President, Chief Operating Officer
Eric P. Lindquist	47	Senior Vice President, Chief Marketing Officer
Wade B. Hampton	52	Senior Vice President, Chief Sales Officer
Christopher D. Mitchell	46	Senior Vice President and General Counsel
Theresa L. Dadone	53	Senior Vice President, Human Resources
Wayne Wu(1)(2)(3)	44	Chairman of the Board of Directors
John R. Adler, Jr., M.D.	53	Director
Ted T.C. Tu.	51	Director
Robert S. Weiss(1)(2)(3)	60	Director
Li Yu(1)(2)(3)	66	Director

(1)          Member of the audit committee

(2)          Member of the compensation committee

(3)          Member of the nominating and corporate governance committee

The principal occupations and positions for at least the past five years of our executive officers and directors are described below. There are no family relationships among any of our directors or executive officers.

Euan S. Thomson, Ph.D. has served as our Chief Executive Officer and a member of our board of directors since March 2002 and as our President since October 2002. Prior to joining Accuray, Dr. Thomson served as Chief Executive Officer of Photoelectron Corporation, a medical device company and held various positions as a medical physicist within the United Kingdom National Health Service. He also previously worked as a consultant for other medical device companies, including Varian Oncology Systems and Radionics, Inc. Dr. Thomson holds a B.S. in Physics, an M.S. in Radiation Physics and a Ph.D. in Physics, with an emphasis on stereotactic brain radiotherapy, each from the University of London.

Robert E. McNamara has served as our Senior Vice President, Chief Financial Officer since December 2004. From March 2003 to June 2004, Mr. McNamara served initially as a consultant and then as Chief Executive Officer for InDefense, Inc., a security software company that was acquired by Microsoft, Inc. After the acquisition, Mr. McNamara provided consulting services to the surviving entity until November 2004. From March 2001 to August 2002, Mr. McNamara served as Senior Vice President and Chief Financial Officer of Recourse Technologies, Inc., a security software firm that was acquired by Symantec Corporation. After the acquisition, Mr. McNamara provided consulting services to the surviving entity from September 2002 to February 2003. From August 1999 to February 2001, Mr. McNamara founded and served as CFO for EB Direct, an online employee benefits provider, acquired by InsuranceWize. From August 1997 to July 1998, Mr. McNamara served as Executive Vice President and Chief Financial Officer for Somnus Medical Technologies, Inc., a medical device company. From August 1998 to August 1999, Mr. McNamara provided consulting services to Somnus. From April 1995 to August 1997, Mr. McNamara served as Chief Financial Officer of Target Therapeutics Inc., a medical device company. Mr. McNamara currently sits on the board of directors of Northstar Neuroscience Inc., a medical device company. Mr. McNamara holds a B.S. in Accounting from the University of San Francisco and an M.B.A. from the Wharton School at the University of Pennsylvania.

Chris A. Raanes has served as our Senior Vice President, Chief Operating Officer since September 2002. Between March 2002 and September 2002, Mr. Raanes was attending to personal matters. From December 1999 to March 2002, Mr. Raanes served as Vice President and General Manager of Digital Imaging for PerkinElmer Optoelectronics, a business unit of PerkinElmer, Inc. From December 1998 to December 1999, Mr. Raanes was the General Manager of Amorphous Silicon, a business unit of PerkinElmer, Inc. From July 1992 to December 1998, Mr. Raanes held a number of positions, including President and General Manager of EG&G Reticon, a subsidiary of a predecessor to PerkinElmer. Mr. Raanes holds a B.S. and an M.S., each in Electrical Engineering, from the Massachusetts Institute of Technology.

Eric P. Lindquist has served as our Senior Vice President, Chief Marketing Officer since November 2004. From March 2004 to November 2004, Mr. Lindquist served as Senior Vice President of Marketing at Omnicell, Inc., a healthcare services company. From March 1997 to March 2004, Mr. Lindquist served in various senior management roles, including President of BrainLAB, Inc. and Director of North American Sales of BrainLAB AG, a medical technology company. Mr. Lindquist holds a B.S. in Mechanical Engineering from Washington State University, an M.S. in Mechanical Engineering from Stanford University and an M.B.A. from the Haas School of Business at the University of California, Berkeley.

Wade B. Hampton has served as our Senior Vice President, Chief Sales Officer since May 2007. Mr. Hampton first joined us as Senior Vice President, Worldwide Sales in August 2006. From March 2003 to August 2006, Mr. Hampton served in various senior management roles, including Senior Vice President, Americas at Lumenis Ltd., a medical device company. From October 2001 to March 2003, he served as Vice President of International at Natus Medical, Inc., a medical device company. From September 1999 to October 2001 he served as Vice President of International at Coherent, Inc., a medical device company. From January 1997 to September 1999, he served in various positions, including President and Vice President, at Andros Incorporated, a scientific instrumentation company. Mr. Hampton holds a B.A. in Business Administration from the University of Florida.

Christopher D. Mitchell joined us as Senior Vice President and General Counsel in April 2007. From January 2007 to April 2007, Mr. Mitchell was attending to personal matters. From October 2006 to January 2007, Mr. Mitchell served as General Counsel of St. Francis Medical Technologies, Inc., a privately-held medical device company that was acquired by Kyphon, Inc. in January 2007. From February 1995 to October 2006, Mr. Mitchell was a partner in the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Mitchell was an associate in such firm from April 1989 through January 1995. Mr. Mitchell holds a B.A. in Economics from Haverford College and a J.D. from the University of Minnesota.

Theresa L. Dadone joined us as Senior Vice President, Human Resources in July 2007. From April 2007 to July 2007, Ms. Dadone was attending to personal matters. From February 2003 through April 2007 Ms. Dadone served in various human resources management roles, including Vice President of Human Resources at Hewlett-Packard Company. Prior to that, from January 2001 through February 2003, Ms. Dadone served as Vice President Human Resources for Propel, Inc., a web acceleration company, and as Senior Vice President, Human Resources for Healtheon/ WebMD from January 1998 to January 2001. Ms. Dadone holds a B.S. degree in Clinical Psychology from San Jose State University.

Wayne Wu has served as a member of our board of directors since April 1998 and the Chairman of our board of directors since May 2004. Since June 2005, Mr. Wu has been the President of Pacific Health Investment, Inc., a life science investments company. From February 1998 through May 2005, he served as manager of Pacific Republic Capital Group, a life science investments fund. Mr. Wu holds a B.S. in Mathematics from the National Central University in Taiwan and an M.A. in Mathematics from the University of Southern California. Mr. Wu also serves on the Board of Directors of Green Tree Investment Company, a chain of upscale budget business hotels in the People’s Republic of China.

John R. Adler, Jr., M.D. is one of our founders and has served as a member of our board of directors since December 1990. From September 1999 through May 2004, Dr. Adler served as Chairman of our board of directors, and from October 1999 to March 2002, as our Chief Executive Officer. From January 1995 until July 1999, he served as the Vice Chairman of our board of directors. Since July 1987, Dr. Adler has been a member of the faculty at Stanford University and a Professor of Neurosurgery and Radiation Oncology at Stanford University since September 1998. Dr. Adler also serves on the editorial boards of Computer-Aided Surgery, The Journal of Medical Robotics and Computer Assisted Surgery, Chinese Journal of Clinical Oncology and Technology in Cancer Research and Treatment. Dr. Adler holds an A.B. in Biochemistry from Harvard College and an M.D. from Harvard Medical School.

Ted T.C. Tu has served as a member of our board of directors since May 2004. Since May 2005, Mr. Tu has served as the president of President International Development Corporation, an investment holding company, and since January 2006, Mr. Tu has been the president of President Life Sciences Co., Ltd. From May 2000 to May 2005, Mr. Tu served as Executive Vice President of President International Development Corporation. Mr. Tu holds a B.A. in Industry and Business Administration from National Taiwan University and an M.B.A. from the University of Houston.

Robert S. Weiss has served as a member of our board of directors since January 2007. Since January 2005, Mr. Weiss has served as the Executive Vice President and Chief Operating Officer of The Cooper Companies, Inc., or Cooper, a global specialty medical products company. In August 2007, Mr. Weiss was appointed Chief Executive Officer of Cooper, effective November 1, 2007. Prior to that, he served as Cooper’s Executive Vice President since October 1995 and Chief Financial Officer from September 1989 to January 2005. Mr. Weiss also served as Cooper’s Treasurer from September 1989 to March 2002. From March 1984 until October 1995 he served at Cooper in various roles, including Senior Vice President, Vice President and Corporate Controller. Mr. Weiss also serves on the board of directors of Cooper. Mr. Weiss holds a B.S. in Accounting from the University of Scranton.

Li Yu has served as a member of our board of directors since June 2004. Since December 1991, Mr. Yu has served as the Chairman of the board of directors and, since January 1993, as the President and Chief Executive Officer of Preferred Bank, a financial institution. From 1987 until December 1991, Mr. Yu served as President of Greenway International, a privately held real estate investment company. From 1982 to 1987, he served as Chairman of the Board of California Pacific National Bank, which was acquired by an entity subsequently acquired by Bank of America. Mr. Yu holds an M.B.A. from the University of California, Los Angeles.

Dr. Thomson, our President and Chief Executive Officer, served during various periods from March 1999 to February 2002 as President, Chief Executive Officer and a member of the board of directors of Photoelectron Corporation, a publicly held medical device company. In July 2003, Photoelectron Corporation filed for bankruptcy.

Board Composition

Our board of directors may establish from time to time by resolution the authorized number of directors. Seven directors are currently authorized. SEC rules and NASDAQ listing requirements require our board of directors to determine the independence of its members. Accordingly, our board of directors has determined that Mr. Weiss, Mr. Wu and Mr. Yu are independent (as independence is currently defined by NASDAQ listing standards). Our board of directors must consist of a majority of independent board members by February 8, 2008. We have retained an executive search firm to identify and recruit additional candidates for membership on our board of directors who would qualify as independent directors. Any such candidates would meet the SEC and NASDAQ requirements for independence.

In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors will be divided among the three classes as follows:

•       the Class I directors are Mr. Weiss and Mr. Yu, and their terms will expire at the next annual meeting of stockholders, to be held in 2007;

•       the Class II directors are Dr. Adler and Mr. Tu, and their terms will expire at the annual meeting of stockholders to be held in 2008; and

•       the Class III directors are Dr. Thomson and Mr. Wu, and their terms will expire at the annual meeting of stockholders to be held in 2009.

Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change of control at our company.

Board Committees

Our board of directors has the following standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee evaluates the independent auditors’ qualifications, independence and performance; determines the engagement of the independent auditors; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent auditors the results of the annual audit and the review of our quarterly consolidated financial statements; approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Accuray engagement team as required by law; reviews our critical accounting policies and estimates; oversees our internal audit function and annually reviews the audit committee charter and the committee’s performance. The current members of our audit committee are Mr. Weiss, who is the chair of the committee, Mr. Yu and Mr. Wu. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our board has determined that Mr. Weiss is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Mr. Weiss, Mr. Yu and Mr. Wu are independent directors as defined under the applicable rules and regulations of the SEC and NASDAQ. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ.

The audit committee met 11 times during the fiscal year ended June 30, 2007. The audit committee did not act by written consent during such fiscal year.

Compensation Committee

Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and approves corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our stock plans (other than awards granted to non-employee members of our board of directors). The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter. The current members of our compensation committee are Mr. Weiss, Mr. Wu and Mr. Yu, with Mr. Yu serving as the chair of the committee. Each of the members of our compensation committee are independent under the applicable rules and regulations of the SEC, NASDAQ and the Internal Revenue Service.

The compensation committee met 12 times during the fiscal year ended June 30, 2007. The compensation committee did not act by written consent during such fiscal year.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee will be responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board. In addition, the nominating and corporate governance committee will be responsible for overseeing our corporate governance guidelines and reporting and making recommendations to our board concerning governance matters. The current members of our nominating and corporate governance committee are Mr. Weiss, Mr. Wu and Mr. Yu, with Mr. Wu serving as the chair of the committee. Each of the members of our nominating and corporate governance committee are independent under the applicable rules and regulations of the SEC and NASDAQ.

There are no family relationships among any of our directors or executive officers.

The nominating and corporate governance committee met one time during the fiscal year ended June 30, 2007 and did not act by written consent during such fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% holders are required to furnish us with copies of all of these forms which they file. Based solely on our review of these reports or written representations from certain reporting persons, we believe that during fiscal year 2007, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Codes of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all employees including principal executive officer and principal financial officer. The full texts of our codes of business conduct and ethics are posted on our website at http://www.accuray.com under the Investor Relations section. The inclusion of our Web site address in this report does not include or incorporate by reference the information on our Web site into this report.

ITEM 11. EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE

This report, filed in accordance with Item 407(e)(5) of Regulation S-K, should be read in conjunction with the other information relating to executive compensation which is contained elsewhere in this report and is not repeated here.

In this context, the Compensation Committee hereby reports as follows:

1.                 The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section contained herein with management.

2.                 Based on the review and discussions referred to in paragraph (1) above, the Compensation Committee recommended to our board of directors, and our board of directors has approved, that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for filing with the SEC and in the Company’s Proxy Statement

The foregoing report is provided by the undersigned members of the Compensation Committee.

August 29, 2007

Li Yu (Chairman)
Robert S. Weiss
Wayne Wu

The foregoing Compensation Committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended and shall not otherwise be deemed filed under these acts, except to the extent we incorporate by reference into such filings.

Compensation Discussion & Analysis

Role of the Compensation Committee

The Compensation Committee of our board of directors, which is comprised solely of non-employee, independent directors, administers our executive compensation programs. The Compensation Committee is responsible for reviewing and approving the specific compensation of our Chief Executive Officer and for reviewing and determining the compensation of all of our other executive officers. In addition, the Compensation Committee may, from time to time, hire one or more independent compensation and benefits consultants to assist in developing and reviewing overall executive compensation strategies.

Compensation Objectives

The objective of our fiscal year 2007 executive compensation program was to attract, retain, motivate and reward our executives with a competitive level of compensation, weighted toward incentive opportunities and linked to individual and company performance. The elements of our fiscal year 2007 executive compensation program includes base salary, incentive bonus, equity ownership opportunities and other benefits. The guiding principles of our compensation program applicable to our named executive officers (NEO’s) were as follows:

•       Provide competitive levels of total rewards relative to comparable medical device, biotechnology and high technology companies, which will enable us to attract and retain the best possible executive talent;

•       Motivate our executive officers to achieve optimum performance for us and our stockholders;

•       Align the financial interests of our executive officers and stockholders through equity-based awards and incentive pay opportunities;

•       Provide a total compensation program that recognizes individual contributions as well as overall business results;

•       Provide incentives that promote the achievement of both short- and long-term objectives; and

•       Ensure that a significant portion of our executives officers’ compensation is at risk based achievement of pre-established corporate, financial and individual objectives.

Beginning with our initial public offering in February 2007, one of our principal goals became to provide incentives to our executives to maximize stockholder value over time. The focus of the Compensation Committee and our executive compensation program is therefore to closely align the interests of the executive officers with those of our stockholders, while delivering compensation in a cost-effective manner. To achieve this goal, the Compensation Committee attempts to (i) offer compensation opportunities that attract and retain executives whose abilities are critical to our long-term success; (ii) motivate individuals to perform at their highest level and reward achievement; (iii) tie a significant portion of the executive officers’ total compensation to achievement of financial, organizational and management performance goals; and (iv) encourage executive officers to manage our business from the perspective of owners with an equity stake in our company.

Our overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with our success and their contribution to that success. Accordingly, the Compensation Committee sets goals based on advice from management and after our initial public offering, an independent compensation consultant retained by the Compensation Committee, as discussed below. The goals are designed to link each NEO’s compensation to our performance and the NEO’s own performance within our company. Consistent with this performance-based philosophy, we provide a base salary to our executive officers, and also include significant incentive-based components. The incentive-based components include annual cash and equity awards based on our company’s independent financial performance to provide incentives to reward both short- and long-term performance. In fiscal year 2007, prior to our initial public offering, the Compensation Committee allocated total compensation between cash and equity based on data generated from the Radford 2005 Executive Compensation Survey and the MEDIC Executive Compensation Survey. The Radford Executive Compensation Survey is an executive compensation survey of companies in the medical device, software and other high technology industries. The MEDIC survey is a survey of executive compensation of companies in the medical device industry. In establishing salaries for fiscal 2007, the Compensation Committee considered the Radford data and the MEDIC data and sought to establish salary levels that were at least at the average of the median salary levels reflected in the two surveys. In establishing incentive bonus targets for fiscal 2007, the Committee sought to provide the executive officers with an opportunity to realize total target cash compensation that was at least at the average of the median of the Radford survey data and the MEDIC survey data reviewed by the Committee. The Committee also sought to use bonus metrics that would be related to our operating plan objectives and closely correlated with stockholder value.

Determination of Compensation Awards

Pursuant to its charter, the Compensation Committee has the responsibility (i) to review and determine all forms of compensation for all of our executive officers, including cash awards, equity awards and other benefits; (ii) to review and recommend to the full board of directors any compensation for the directors; and (iii) to establish and review general policies relating to compensation, benefits, and all bonus and stock compensation for our Chief Executive Officer, our other executive officers and for all of our other employees. In addition, as described above the Compensation Committee may, from time to time, hire compensation and benefits consultants to assist in developing and reviewing overall executive compensation strategies.

For fiscal year 2007, the Compensation Committee structured compensation for the NEOs that was composed of the following components:

•       Base salary;

•       Annual cash bonus; and

•       Equity compensation awards.

In April 2007, the Compensation Committee engaged the firm of Watson Wyatt, a compensation consulting firm, to serve as its independent advisor with regard to the determination of the key elements of our company’s total compensation program. Watson Wyatt specializes in global human resources consulting and reports directly to the Compensation Committee. Watson Wyatt advises the Compensation Committee on structuring our various compensation programs and determining the appropriate levels of salary, bonus and other awards payable to our executive officers by providing industry competitive analysis and assessing the reasonableness of compensation programs for the executive officers. Although Watson Wyatt did not participate in the process by which fiscal 2007 salaries were set, Watson Wyatt was involved in advising our Compensation Committee in connection with determination of fiscal 2007 cash incentive bonus awards to executive officers.

Beginning in fiscal year 2008, the Compensation Committee engaged Watson Wyatt to conduct an assessment of the competitive practices and the amounts and nature of total compensation paid to executive officers. The Committee has engaged Watson Wyatt to perform a total rewards compensation survey, which will encompass all elements of compensation including base salary, cash incentive bonus compensation, equity awards and benefits and perquisites. The purpose of this survey is to benchmark all elements of the Company’s compensation program, for both executive officers and other employees, against an industry peer group. Based in part on the information provided by Watson Wyatt, the Compensation Committee recommends and, if applicable, approves executive total compensation packages consisting of base salary and variable cash and stock-based incentive awards, consistent with the Compensation Committee’s charter. We believe that a significant portion of compensation should be weighted towards the variable components of compensation objectives to ensure that total compensation awarded reflects our overall success, and to motivate executive officers to meet appropriate performance measures, thereby maximizing total return to stockholders.

To aid the Compensation Committee in making its determination, our Chief Executive Officer provides recommendations annually to the Compensation Committee regarding the compensation of all executive officers, excluding himself. The Chief Executive Officer also conducts an annual performance review of the other executive officers to evaluate their performance for the period being assessed and presents the results of those performance reviews to the Compensation Committee for their consideration in approving each executive’s compensation. Similarly, the Chief Executive Officer’s performance is reviewed annually by the Compensation Committee.

In determining which elements of compensation are to be paid, and how they are weighted, we also take into account whether a particular form of compensation will be deductible under Section 162(m) of the Internal Revenue Code, as amended (the “Code”). Section 162(m) generally limits the deductibility of compensation paid to our NEOs to $1 million during any fiscal year unless such compensation is “performance-based” under Section 162(m). However, under a Section 162(m) transition rule for compensation plans of corporations which are privately held and which become publicly held in an initial public offering, compensation paid under a plan that existed prior to the initial public offering will not be subject to Section 162(m) until the earlier of (i) a material modification of the plan; (ii) the issuance of all employer stock and other compensation that has been allocated under the plan; or (iii) the first meeting of stockholders at which directors are to be elected that occurs after the close of the third calendar year following the year of the initial public offering (the “Transition Date”). After the Transition Date, rights or awards granted under the plan, other than options and stock appreciation rights, will not qualify as “performance-based compensation” for purposes of Section 162(m) unless such rights or awards are granted or vest upon pre-established objective performance goals, the material terms of which are disclosed to and approved by the stockholders of the company.

Our compensation program is intended to maximize the deductibility of the compensation paid to our NEOs to the extent that we determine it is in our best interests. Consequently, we may rely on the exemption from Section 162(m) afforded to us by the transition rule described above for compensation paid pursuant to our pre-existing plans. In addition, our 2007 Incentive Award Plan has been designed to permit our Compensation Committee to grant stock options and other awards which will qualify as “qualified performance-based compensation” under Section 162(m).

Compensation Benchmarking and Peer Group

For fiscal year 2007, the Compensation Committee reviewed executive cash and equity compensation survey data from the Radford 2005 Executive Compensation Survey and the 2005 MEDIC Executive Compensation Survey including salary, equity and target bonus data comparisons and approved cash and equity compensation competitive with the market and industry data provided. Salary, equity and target bonus compensation for fiscal year 2007 is on average near the average of the median of the two survey data sets reviewed by the Committee.

For fiscal year 2008, an important component of setting and structuring compensation for our executive officers will be determining the compensation packages offered by similar companies in terms of revenue size, industry, business model complexity and growth. We will also consider retention needs in determining the compensation packages. We will evaluate the compensation practices of a select peer group of companies to assess competitiveness. Watson Wyatt, the Compensation Committee’s independent compensation consultant, will review our evaluation, assesses its reasonableness and advise the Compensation Committee. Watson Wyatt will also perform the total rewards survey, report the results of the survey to the Compensation Committee and work with the Committee to develop a specific peer group of comparable companies against which we will benchmark our executive total rewards program.

Our Current Philosophy

At the beginning of fiscal 2008, in consultation with Watson Wyatt, our independent compensation consultant, the Compensation Committee established a total rewards philosophy that will guide the Committee in future compensation decisions. Our total rewards philosophy is comprised of benefits, base pay, short term cash incentives and equity. These components will be regularly reviewed and adjusted as needed to ensure we are able to attract, retain, motivate and reward our employees, inclusive of our executive officers, to achieve both their individual and our business objectives necessary to meet our strategic goals and enhance stockholder value. As part of our company’s total rewards philosophy, it is our intent to provide direct compensation that enables us to attract, retain, motivate and reward strong performance that deliver results in support of our company’s business objectives.

In fiscal 2008 the components of our total rewards philosophy will include base salary, cash incentives, equity incentives and other benefits.

Base Salary. Our Company’s goal is to attract and retain the level of talent necessary to fuel the Company’s success. We believe that paying on average at the 60th percentile or greater of our appropriate marketplace based on company and individual performance provides us access to the top talent and protects the compensation of our current high caliber employees from falling behind market.

Fiscal year 2007.   In fiscal year 2007, we provided our NEOs with base salaries at or near the average of the median of data from the Radford Executive Compensation Survey and the MEDIC Executive Compensation Survey. The individual NEO’s base salary level was determined based on an assessment of the survey data, the individual’s performance, retention needs, and the critical nature of the individual’s position relative to our success. We do not provide formulaic base salary increases to our NEOs.

Fiscal year 2008.   In conjunction with our annual review of fiscal year 2007 performance, we provided an average base salary increase of approximately 20% to our NEOs for fiscal 2008. In determining the fiscal 2008 salaries for NEOs, the Compensation Committee considered compensation data for comparable companies from the Radford select list. This list includes publicly held technology and life sciences companies with annual revenue ranging from $250 to $449 million. The Committee also considered company performance for 2007 and, for each individual NEO, the individual’s performance, retention needs, and the critical nature of the individual’s position relative to our success. The Committee also determined that these base salary adjustments for NEOs were necessary to bring our NEOs’ base salaries in line with our compensation philosophy of paying base salaries at the 60th percentile of our appropriate marketplace.

Cash Incentive Bonus. Cash incentives are a key re-enforcer of our performance based culture. On average, we believe in providing a total target cash opportunity at the 75th percentile or greater of our appropriate marketplace, tied to performance. The marketplace used in fiscal 2007 for comparable company benchmarking purposes was the 2005 Radford and MEDIC Executive Compensation surveys. Our employees and executive officers, including our Chief Executive Officer, receive an annual cash bonus based on attainment of specific pre-determined corporate and individual objectives.

Overview.   The Compensation Committee oversees the administration of our overall incentive cash bonus program, pursuant to which annual cash bonuses are paid to our Chief Executive Officer and our other executive officers, as well as management and individual contributors who are not members of our sales force. Each participant has a target bonus, which is a percentage of his or her base salary. Individual bonuses are determined based on individual achievement of set goals and objectives and overall performance for the year. In fiscal year 2007, executive bonus awards may exceed 100% of the applicable base salary, as reviewed and determined by the Compensation Committee by assessing performance against previously established individual and company goals.

The cash bonus performance targets for our NEOs are established annually at levels that the Compensation Committee believes are achievable based on its assessment of the probable performance of the Company and our executive officers. In the Compensation Committee’s judgment, the revenue and net income targets for fiscal year 2007 were not substantially certain to be attained and required strong performance by the Company and each of our executive officers in order for the targets to be attained.

The individual performance bonus for each NEO other than the Chief Executive Officer is recommended by the Chief Executive Officer and approved by the Compensation Committee. The individual performance bonus for the Chief Executive Officer is approved by the Compensation Committee and reported to the full Board of Directors. Individual performance factors are based on an assessment of an individual’s overall performance and achievement of objectives during the year.

Fiscal year 2007.   In fiscal 2007 we structured our cash incentive bonus program to drive behavior consistent with meeting and exceeding company and individual goals and objectives. We rewarded executive officers based on Accuray’s performance and the individual executive’s contribution to that performance. Target bonus percentages were set at 60% of base salary for the Chief Executive Officer and 40% of base salary for the Chief Financial Officer, Chief Marketing Officer and Chief Operating Officer. Target bonus percentage for the Chief Sales Officer was set at 75% of base pay.  These target bonus percentages were set based on a review of market data, including the 2005 Radford and MEDIC Executive Compensation Surveys, and to align executive behavior with increasing stockholder value.

The metrics utilized for fiscal year 2007 bonuses were revenue, profit before stock compensation charges, cash balance, and operating loss. The Committee determined that these financial metrics were substantially achieved. In addition to these corporate financial metrics, each NEO also had specific individual performance goals and objectives for 2007, which were in most cases largely qualitative in nature and related to each NEO’s area of responsibility within the Company. While none of these metrics carried specific weightings, the Compensation Committee reviewed each executive’s overall performance against each of these metrics when determining bonus payments for fiscal year 2007. The Committee reviewed overall company performance against these financial metrics as well as individual performance of the NEOs against the goals and objectives established for each of them at the outset of the fiscal year. Based on this review, the Committee determined the fiscal 2007 bonus to be paid to each NEO.

Fiscal year 2008.   For fiscal year 2008, our Compensation Committee has established specific financial metrics and weighting that will be used to determine bonus payments. The metrics are:

•       Net income

•       Operating income

•       Revenue

•       Gross margin

•       Backlog

The bonus for our Chief Executive Officer for fiscal 2008 will be based 70% on achievement of these metrics and 30% on achievement of qualitative objectives. Weighting of financial metrics in the case of our Chief Executive Officer shall be as follows: net income (10%), operating income (10%), revenue (20%), gross margin (10%), and backlog (20%). Fiscal 2008 bonuses for the Chief Operating Officer, Chief Financial Officer and Chief Marketing Officer will based in part on achievement of these metrics and in part on achievement of individual qualitative goals and objectives, which are specific to each such NEO and relate to each NEO’s area of responsibility. For the Chief Operating Officer, 50% of his bonus will be based on achievement of financial objectives (operating income 10%, revenue 20% and gross margin 20%) with the remainder based on achievement of qualitative goals. For the Chief Financial Officer, 60% of his bonus will be based on achievement of financial objectives (net income 15%, operating income 15%, revenue 15% and gross margin 15%) with the remainder based on achievement of qualitative goals. For the Chief Marketing Officer, 35% of his bonus will be based on achievement of financial objectives (operating income 15% and revenue 20%), with the remainder based on achievement of qualitative goals. For our Chief Sales Officer, approximately 15% of his bonus will be based on achievement of corporate financial objectives (revenue 3.5%, net income 1.75%, operating income 1.75%, gross margin 1.75% and backlog 6.5%). The remaining approximately 85% of his bonus will be based primarily on achievement of quarterly sales quotas.

The Compensation Committee has also established target bonus amounts equal to 100% of base salary for our Chief Executive Officer, 65% of base salary for each of our Chief Operating Officer, Chief Financial Officer and Chief Marketing Officer and 83% of base salary for our Chief Sales Officer. Bonuses may, in the discretion of the Committee based on its review of corporate and individual performance, be paid at levels in excess of such target amounts, provided that each NEO’s cash incentive bonus will not, in any event, exceed two times such NEO’s target bonus amount.

In establishing the bonus metrics and target bonus percentages for fiscal 2008, the Committee considered the Radford select data as well as advice from Watson Wyatt regarding appropriate metrics that were both consistent with industry practice and would serve to align the interests of management with those of stockholders.

Incentive amounts to be paid under our cash incentive bonus program may be adjusted by the Compensation Committee to account for unusual events, such as extraordinary transactions, asset dispositions and purchases, and mergers and acquisitions if, and to the extent, the Compensation Committee does not consider the effect of such events indicative of Accuray’s performance. Bonus payments for executives hired during the applicable fiscal year are prorated based on length of service during such year. Our executive officers must be employed by Accuray in good standing on the last day of the year to be eligible for a bonus payment for that year, though prorated bonus payments may be considered, at the discretion of our board of directors, under unusual circumstances such as death, disability, retirement or transition to a consultant role based on actual performance at the date relative to the targeted performance measures for the program. In addition, under the NEO’s employment agreements with us, severance compensation includes a prorated portion of target bonus amounts.

Equity Incentives. We believe that equity awards provide the strongest alignment between employee and stockholder interest. Our goal is to provide maximum motivation consistent with the need to control equity expense and dilution. To achieve these multiple goals, we will make use of a variety of equity based programs authorized by our stockholders.

Our 2007 Incentive Award Plan permits the issuance of stock options to our Chief Executive Officer, other executive officers and employees to purchase shares of our common stock at an exercise price that is not less than the fair market value of such stock on the date of grant. Stock options and other equity awards are granted to our Chief Executive Officer, other executive officers and other employees both as a reward for past individual and company performance and as an incentive for future performance. The amount of individual equity grants to executive officers are determined after considering the individual’s performance, retention needs, an evaluation of the individual’s total compensation package, an evaluation of the particular executive officer’s equity position including an assessment of equity position relative to comparable company survey data, the critical nature of the individual’s position relative to our success and the competitive market positioning with respect to peer group companies. The Compensation Committee believes that equity-based performance compensation arrangements are essential in promoting the retention of our executives and in aligning the interests of our executives and stockholders to enhance stockholder return.

In August 2007, the Compensation Committee approved option grants of 60,000 shares and restricted stock unit awards of 10,000 shares to each of our Chief Operating Officer, Chief Financial Officer and Chief Marketing Officer. The Compensation Committee also approved an option grant of 175,000 shares to our Chief Executive Officer, of which options for 40,000 shares were considered by the Compensation Committee to have been granted in satisfaction of provisions of Dr. Thomson’s employment agreement with us which provides that he is entitled to a 40,000 share option grant at the first regularly scheduled meeting of the board of directors in each calendar year. (See Item 11 Executive Compensation – Employment, Change of Control and Severance Agreements). In awarding these options and restricted stock unit grants, the Compensation Committee sought to provide each NEO with equity ownership at approximately the 75th percentile of the executive officer equity ownership reflected in the Radford 2006 Executive Compensation Survey. The Committee also considered the Company’s fiscal 2007 performance as well as the factors set forth above.

Stock options granted under our 2007 Incentive Award Plan generally have a four-year vesting schedule in order to provide an incentive for continued employment, and generally expire ten years from the date of the grant. This provides a reasonable time frame in which to align the executive officer’s performance with the price appreciation of our shares, and is consistent with a typical ten-year option term. The per share exercise price of options granted under our 2007 Incentive Award Plan, including the options granted to the NEOs described above, is not less than the closing price of a share of our common stock on the NASDAQ Global Select Market on the date of grant. With regard to the 40,000 contractually-

based options awarded to Dr. Thomson, the Compensation Committee determined that the exercise price for these options should be the greater of the fair market value at the date of the grant or the fair market value of our common stock on the date such options should have been granted pursuant to Dr. Thomson’s employment agreement, which such fair market value would have been $28.47 per share.

Our Chief Executive Officer, other executive officers and employees are also eligible to participate in our 2007 Employee Stock Purchase Plan, which our stockholders approved in fiscal year 2007 and which took effect upon effectiveness of our initial public offering. Our 2007 Employee Stock Purchase Plan is intended to be qualified under Section 423 of the Internal Revenue Code, and permits the purchase of shares of common stock through employee payroll deductions. The purchase price per share of common stock under our 2007 Employee Stock Purchase Plan is 85% of the lesser of the fair market value of a share of the underlying stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally occurring every six months.

Stock Ownership Guidelines

We do not have fixed corporate governance guidelines relative to stock ownership of our executive officers.

Compensation Recovery Policy

We do not maintain a policy to seek the reimbursement of cash hire bonus awards or relocation amounts if paid to an executive officer if the executive voluntarily terminates his or her employment with the Company. Since July 1, 2006, we have not paid any cash new hire bonuses to executive officers.

Policies with Respect to Equity Compensation Awards

We grant all stock option awards based on the fair market value as of the date of grant. We do not have a policy of granting stock option awards at less than the fair market value. The exercise price for stock option grants is systematically determined based on the last quoted price per share of our common stock on the Nasdaq Global Market on the date of grant. We have also implemented a policy that prohibits grants of stock options or other equity awards to executive officers during periods when trading in our common stock is prohibited by the terms of our insider trading compliance policy.

Defined Contribution Plans

We maintain an employee savings/retirement plan that is intended to be qualified under Section 401(k) of the Internal Revenue Code and which allows our executive officers and our employees to defer up to $15,500 of their annual compensation, and employees, including our executive officers, over the age of 50 to defer up to $20,500, subject to certain limitations imposed by the Code. We currently make dollar-for-dollar matching contributions to the 401(k) plan, on a payroll by payroll basis, subject to a maximum calendar-year matching contribution of $2,000 per participant, based on applicable IRS limitations.  401(k) plan participants who were our employees as of January 1, 2006 vest immediately in the amounts contributed by us. Any 401(k) plan participants who became our employees after January 1, 2006 vest with respect to 25% of the amounts contributed by us on each yearly anniversary of such participant’s date of hire, for each of the first four years of such participants’ employment. For such participants, beginning at year five of employment, employees are 100% vested in company contributions to the 401(k) plan. All employees, including our executive officers, are eligible to participate in the 401(k) plan on the first day of the month coinciding with, or immediately following, their date of hire. The elective deferrals of all participants, including our executive officers, are immediately vested and non-forfeitable upon contribution to the 401(k) plan.

Defined Benefit Pension Plans

We do not have a defined benefit pension plan.

Other Elements of Compensation and Perquisites

Our executive officers participate in the same group medical, life and disability insurance and employee benefit plans as our other salaried employees on the same terms and conditions.

Medjet Assist.   At this time, we provide our NEOs with a company-paid membership in a program providing medical transportation in the event of hospitalization. This program, known as Medjet Assist, provides air medical transportation both worldwide and domestically if an NEO is hospitalized as an inpatient and chooses to be transferred to any other hospital of his or her choice. We do not provide this benefit to our employees generally.

2007 Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to our principal executive officer, principal financial officer and the three other highest paid executive officers whose total compensation in fiscal year 2007 exceeded $100,000. We refer to these executive officers as our “named executive officers”.

Name and Principal Position	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)		Total ($)
Euan S. Thomson, Ph.D., President and Chief Executive Officer	420,000	3,400	1,656,768	330,000		3,828	(4)	2,413,996
Robert E. McNamara, Senior Vice President, Chief Financial Officer	275,000	—	912,883	128,700		2,858	(5)	1,319,441
Chris A. Raanes, Sr. Vice President, Chief Operating Officer	290,000	148	492,190	131,080		2,906	(6)	916,324
Eric P. Lindquist, Sr. Vice President, Chief Marketing Officer	275,000	74	598,571	126,500		2,882	(7)	1,003,027
Wade B. Hampton, Senior Vice President, Chief Sales Officer	206,570	—	490,735	109,395	(8)	4,208	(9)	810,908

(1)          Refers to payment of bonus for patent inventions.

(2)          The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123R. These amounts may reflect options granted in years prior to 2007. See Note 2 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the FAS 123R values of its equity awards.

(3)          Refers to annual bonus earned in fiscal year 2007, which will be paid in fiscal year 2008.

(4)          Consists of: $2,000 in company matching contributions to our 401(k) plan for Dr. Thomson’s benefit, $600 in company matching contributions to a Flexible Spending Account for Dr. Thomson’s benefit, $970 in reimbursement for taxes paid on Dr. Thomson’s bonus for patent inventions, $53 in contributions in life insurance premiums paid by Accuray, on the same terms as paid for non-executive employees, for Dr. Thomson’s benefit and $205 in Company contributions to MedJet Assist for the benefit of Dr. Thomson.

(5)          Consists of $2,000 in company matching contributions to our 401(k) plan for Mr. McNamara’s benefit, $600 in company matching contributions to a Flexible Spending Account for Mr. McNamara’s benefit, $53 in contributions in life insurance premiums paid by Accuray, on the same terms as paid for non-executive employees, for Mr. McNamara’s benefit and $205 in Company contributions to MedJet Assist for the benefit of Mr. McNamara.

(6)          Consists of: $2,000 in company matching contributions to our 401(k) plan for Mr. Raanes’ benefit, $600 in company matching contributions to a Flexible Spending Account for Mr. Raanes’ benefit, $48 in reimbursement for taxes paid on Mr. Raanes’ bonus for patent inventions, $53 in contributions in life insurance premiums paid by Accuray, on the same terms as paid for non-executive employees, for Mr. Raanes’ benefit and $205 in Company contributions to MedJet Assist for the benefit of Mr. Raanes.

(7)          Consists of: $2,000 in company matching contributions to our 401(k) plan for Mr. Lindquist’s benefit, $600 in company matching contributions to a Flexible Spending Account for Mr. Lindquist’s benefit, $24 in reimbursement for taxes paid on Mr. Lindquist’s bonus for patent inventions, $53 in contributions in life insurance premiums paid by Accuray, on the same terms as paid for non-executive employees, for Mr. Lindquist’s benefit and $205 in Company contributions to MedJet Assist for the benefit of Mr. Lindquist.

(8)          Includes $55,000 in bonuses earned and paid during fiscal year 2007 in connection with sales objectives satisfied by Mr. Hampton.

(9)          Consists of $600 in company matching contributions to a Flexible Spending Account for Mr. Hampton’s benefit, $53 in contributions in life insurance premiums paid by Accuray, on the same terms as paid for non-executive employees, for Mr. Hampton’s benefit and $205 in Company contributions to MedJet Assist for the benefit of Mr. Hampton. Also consists of $3,350 in company matching contribution to our 401(k) plan for Mr. Hampton’s benefit but subject to vesting over a four year period under our 401(k) plan. The amounts of company matching contributions in excess of $2,000 relate to amounts that were matched during calendar year 2006 when Mr. Hampton joined us but that also fall within fiscal year 2007.

Grants of Plan-Based Awards

The following table sets forth summary information regarding grants of plan-based awards made to each of our named executive officers during the fiscal year ended June 30, 2007. The per share exercise price of each option grant was not less than the fair market value of our common stock on the date of grant (which in the case of options granted after our initial public offering, was the closing price of a share of our common stock on the NASDAQ Global Market on the date of grant).

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)		All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	(1)	Maximum ($)	Options (#)	($/Share)	Awards ($)(2)
Euan S. Thomson, Ph.D.	8/23/2006	—	252,000	—	300,000	9.50	$10.45
Robert E. McNamara	8/23/2006	—	110,000	—	100,000	9.50	$10.45
Chris A. Raanes	8/23/2006	—	116,000	—	100,000	9.50	$10.45
Eric P. Lindquist	8/23/2006	—	110,000	—	100,000	9.50	$10.45
Wade B. Hampton	10/24/2006	—	154,928	—	250,000	10.00	$10.97

(1)             These columns are intended to show the annual bonus payments made to the NEOs for our fiscal year ended June 30, 2007. The potential payments are performance-driven and therefore completely at risk. Our Compensation Committee approved the target bonus amounts (as a percentage of the NEO’s base salary) in the first quarter of 2007 for fiscal 2007 for those NEOs then employed by us, and again in each NEO’s employment terms agreement in the second quarter of 2007. There are no threshold or maximum amounts presented in this table because when determining the target bonus,  our Compensation Committee did not place a minimum or a limit on the non-equity incentive compensation that could be earned by the NEO’s in fiscal year 2007.

(2)             Represents the fair value of each stock option as of the date it was granted, computed in accordance with FAS 123R.

Description of Awards Granted in 2007

On August 23, 2006, each of Dr. Thomson, Messrs. McNamara, Raanes and Lindquist were granted options to purchase shares of our Common Stock at an exercise price of $9.50 per share. Subject to the executive’s continued employment, a total of 25% of the entire number of shares subject to each of these options becomes vested and exercisable on the first anniversary of the grant date and the remaining shares subject to these stock options vest and become exercisable in equal monthly installments ratably over the following 36 months.

On October 24, 2006, Mr. Hampton was granted an option to purchase 250,000 shares of our Common Stock at an exercise price of $10.00 per share in connection with the commencement of his employment. Subject to Mr. Hampton’s continued employment, a total of 25% of the entire number of shares subject to Mr. Hampton’s options becomes vested and fully exercisable on the first anniversary of his date of hire, and the remaining shares subject to this stock option vest and become exercisable in equal monthly installments, ratably over the following 36 months.

Outstanding Equity Awards at Fiscal Year-End

The following table describes for our named executive officers the exercisable and unexercisable options held by them as of June 30, 2007.

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Price ($)	Date
Euan S. Thomson, Ph.D.	437,499	—		0.75	03/28/2012
	39,167	833	(1)	0.75	07/09/2013
	499,168	23,333	(2)	0.75	08/27/2013
	33,333	6,667	(3)	1.40	03/16/2014
	212,500	87,500	(4)	2.50	08/10/2014
	22,500	17,500	(5)	3.50	05/12/2015
	75,708	82,292	(6)	4.38	11/07/2015
	10,000	30,000	(7)	6.73	04/05/2016
	0	300,000	(8)	9.50	08/23/2016
Robert E. McNamara	312,501	187,499	(9)	3.50	01/25/2015
	71,875	78,125	(10)	4.38	11/07/2015
	0	100,000	(11)	9.50	08/23/2016
Chris A. Raanes	360,000	—		0.75	12/02/2012
	65,000	5,000	(12)	0.75	08/27/2013
	59,000	35,000	(13)	2.50	08/10/2014
	28,751	31,249	(14)	4.38	11/07/2015
	0	100,000	(11)	9.50	08/23/2016
Eric P. Lindquist	178,043	123,957	(15)	3.50	11/06/2014
	16,771	18,229	(16)	4.38	11/07/2015
	0	100,000	(11)	9.50	08/23/2016
Wade B. Hampton	0	250,000	(17)	10.00	10/24/2016

       (1) 10,000 shares (or 25% of the total award) vested on July 9, 2004. Thereafter, 833 (or 1/36 of the remaining shares) will vest on the 9th of each month.

       (2) 11,666 shares (or 1/48th of the total award) vest on 27th of each month.

       (3) 833 (or 1/48th of the total award) vest on the 11th of each month.

       (4) 6,250 (or 1/48th of the total award) will vest on the 10th of each month.

       (5) 10,000 shares (or 25% of the total award) vested on March 11, 2006. Thereafter, 833 (or 1/36th of the remaining shares) will vest on the 11th of each month.

       (6) 39,500 shares (or 25% of the total award) vested on July 1, 2006. Thereafter, 3,292 (or 1/36th of the remaining shares) will vest on the 1st of each month.

       (7) 10,000 shares (or 25% of the total award) vested on March 1, 2007. Thereafter, 833 (or 1/36th of the remaining shares) will vest on the 1st of each month.

       (8) 75,000 shares (or 25% of the total award) will vest on August 23, 2007. Thereafter, 6,250 (or 1/36th of the remaining shares) will vest on the 23rd of each month.

       (9) 125,000 shares (or 25% of the total award) vested on December 13, 2005. Thereafter, 10,416 (or 1/36th of the remaining shares) will vest on the 13th of each month.

(10) 37,500 shares (or 25% of the total award) vested on July 1, 2006. Thereafter, 3,125 (or 1/36th of the remaining shares) will vest on the 1st of each month.

(11) 25,000 shares (or 25% of the total option) will vest on August 23, 2007. Thereafter, 2083 shares (or 1/36th of the remaining shares) vest on the 23rd of each month.

(12) 2,500 shares (or 1/48th of the total award) vest on 27th of each month.

(13) 2,500 (or 1/48th of the total award) will vest on the 10th of each month.

(14) 15,000 shares (or 25% of the total award) vested on July 1, 2006. Thereafter, 1,250 (or 1/36th of the remaining shares) will vest on the 1st of each month.

(15) 87,500 shares (or 25% of the total award) vested on November 1, 2005. Thereafter, 7,291 (or 1/36th of the remaining shares) will vest on the 1st of each month.

(16) 8,750 shares (or 25% of the total award) vested on July 1, 2006. Thereafter, 729 (or 1/36th of the remaining shares) will vest on the 1st of each month.

(17) 62,500 shares (or 25% of the total option) will vest on September 5, 2007. Thereafter, 5,208 shares (or 1/36th of the remaining shares) vest on the 5th of each month.

Options Exercises During Fiscal Year 2007

The following table summarizes the options exercised during the year ended June 30, 2007 and the value realized upon exercise:

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise ($)
Euan S. Thomson, Ph.D	200,000	3,450,000
Robert E. McNamara	—	—
Chris A. Raanes	76,000	1,265,500
Eric P. Lindquist	48,000	696,000
Wade B. Hampton	—	—

Employment, Change of Control and Severance Agreements

Euan S. Thomson, Ph.D.

On November 10, 2006, we entered into an employment letter agreement with Dr. Thomson which amends and restates our prior employment letter agreement with him. Under the agreement, Dr. Thomson will serve as our President and Chief Executive Officer. The agreement provides that he is entitled to receive an initial annual base salary of $420,000 and is eligible to participate in our executive bonus plan under which he may earn annual incentive bonuses targeted at 60% of his base salary based upon the attainment of performance criteria established and evaluated by our compensation committee. In August 2007, the Compensation Committee approved an annual base salary of $500,000 for Dr. Thomson and an annual incentive bonus targeted at 100% of his base salary, for fiscal year 2008. Subject to approval by our board and pursuant to our incentive award plan, we have agreed to grant Dr. Thomson an option to purchase 40,000 shares of our common stock not later than the first regularly scheduled meeting of our board of each calendar year during the period of his employment by us. Each such option will be granted with an exercise price per share equal to the fair market value of a share of our common stock on the date of grant and will vest in equal monthly installments over a 4-year period from the date of grant.

Under our letter agreement with Dr. Thomson, in the event of a termination of his employment by us without “cause” or by Dr. Thomson for “good reason,” as each term is defined in the agreement, Dr. Thomson will be entitled to receive a severance payment in an amount equal to the sum of 12 months of his annual base salary then in effect, a pro rata portion of his target annual bonus for the year of such termination, plus 100% of his target annual bonus then in effect. In addition, in the event of such a termination of employment, Dr. Thomson’s then outstanding stock options will become vested and exercisable immediately prior to the effective time of such termination to the extent they would have become vested during the 12-month period following the date of such termination had he remained employed by us through such period, and we will pay for 12 months of COBRA continuation coverage for Dr. Thomson and his eligible dependents if he elects such coverage upon such a termination. In the event of a change in control of our company (as defined in the agreement) during the term of Dr. Thomson’s employment, all of his then outstanding stock options will become fully vested and exercisable immediately prior to the effective time of such change in control. If such a change in control occurs and Dr. Thomson’s employment is terminated either (i) by us without cause or by Dr. Thomson for good reason within twelve months following the change in control or (ii) by Dr. Thomson for any reason within the 30-day period immediately following the change in control, then in lieu of the severance payments and benefits described above, he will be entitled to receive a severance payment in an amount equal to the sum of 18 months of his annual base salary then in effect, a pro rata portion of his target annual bonus for the year of such termination, plus 150% of his target annual bonus then in effect. In addition, we will pay for 18 months of COBRA continuation coverage for Dr. Thomson and his eligible dependents if he elects such coverage. The foregoing benefits and payments may be subject to a delay of up to 6 months as necessary to avoid the imposition of additional tax under Section 409A of the Code. In addition, if any payments or benefits payable to Dr. Thomson under the employment letter or otherwise would be subject to the excise tax under Section 4999 of the Code, such payments and/or benefits will be reduced to the extent necessary so that no amount will be subject to such excise tax, provided that such reduction will only occur if Dr. Thomson will be in a more favorable after-tax position than if no such reduction was made.

The employment letter also provides for certain restrictive covenants by Dr. Thomson, including a confidentiality covenant that will apply during his employment with our company and thereafter, a non-solicitation covenant for the duration of his employment and one year thereafter, and a non-competition covenant for the duration of his employment.

Robert E. McNamara

On November 10, 2006, we entered into an employment letter agreement with Mr. McNamara which amends and restates our prior employment letter agreement with him. Under the agreement, Mr. McNamara will serve as our Senior Vice President and Chief Financial Officer. The agreement provides that he is entitled to receive an initial annual base salary of $275,000 and is eligible to participate in our executive bonus plan under which he may earn annual incentive bonuses targeted at 40% of his base salary based upon the attainment of performance criteria established and evaluated by our compensation committee. In August 2007, the Compensation Committee approved an annual base salary at $316,250 for Mr. McNamara and an annual incentive bonus targeted at 65% of his base salary, for fiscal year 2008.

Under our letter agreement with Mr. McNamara, in the event of a termination of his employment by us without “cause” or by Mr. McNamara for “good reason,” as each term is defined in the agreement, or if a change in control of our company (as defined in the employment letter) occurs and Mr. McNamara terminates his employment for any reason within the 30-day period immediately following such change in control, then Mr. McNamara will be entitled to receive a severance payment in an amount equal to the sum of 12 months of his annual base salary then in effect, a pro rata portion of his target annual bonus for the year of such termination, plus 100% of his target annual bonus then in effect. In addition, we will pay for 12 months of COBRA continuation coverage for Mr. McNamara and his eligible dependents if he elects such coverage upon such a termination. In the event of a termination of Mr. McNamara’s employment by us without cause or by Mr. McNamara for good reason prior to a change in control, Mr. McNamara’s then outstanding stock options to purchase shares of our common stock will become vested and exercisable immediately prior to the effective time of such termination to the extent they would have become vested during the 12-month period following the date of such termination had he remained employed by us through such period. In the event of a change in control of our company during the term of Mr. McNamara’s employment, all of his then outstanding stock options will become fully vested and exercisable immediately prior to the effective time of such change in control. The foregoing benefits and payments may be subject to a delay of up to 6 months as necessary to avoid the imposition of additional tax under Section 409A of the Code. In addition, if any payments or benefits payable to Mr. McNamara under the employment letter or otherwise would be subject to the excise tax under Section 4999 of the Code, such payments and/or benefits will be reduced to the extent necessary so that no amount will be subject to such excise tax, provided that such reduction will only occur if Mr. McNamara will be in a more favorable after-tax position than if no such reduction was made.

The employment letter also provides for certain restrictive covenants by Mr. McNamara, including a confidentiality covenant that will apply during his employment with our company and thereafter, a non-solicitation covenant for the duration of his employment and one year thereafter, and a non-competition covenant for the duration of his employment.

Chris A. Raanes

On November 10, 2006, we entered into an employment letter agreement with Mr. Raanes which amends and restates our prior employment letter agreement with him. Under the agreement, Mr. Raanes will serve as our Senior Vice President and Chief Operating Officer. The agreement provides that he is entitled to receive an initial annual base salary of $290,000 and is eligible to participate in our executive bonus plan under which he may earn annual incentive bonuses targeted at 40% of his base salary based upon the attainment of performance criteria established and evaluated by our compensation committee. In August 2007, the Compensation Committee approved an annual base salary at $333,500 for Mr. Raanes and an annual incentive bonus targeted at 65% of his base salary, for fiscal year 2008.

Under our letter agreement with Mr. Raanes, in the event of a termination of his employment by us without “cause” or by Mr. Raanes for “good reason,” as each term is defined in the agreement,

Mr. Raanes will be entitled to receive a severance payment in an amount equal to the sum of 8 months of his annual base salary then in effect, a pro rata portion of his target annual bonus for the year of such termination, plus 66 2/3% of his target annual bonus then in effect. In addition, we will pay for 8 months of COBRA continuation coverage for Mr. Raanes and his eligible dependents if he elects such coverage upon such a termination. If a change in control of our company (as defined in the employment letter) occurs during the term of Mr. Raanes’ employment and his employment is terminated by us without cause or by Mr. Raanes for good reason, in each case within the 12-month period following the change in control, then in addition to the foregoing severance payments and benefits, all of Mr. Raanes’ then outstanding stock options to purchase shares of our common stock will become fully vested and exercisable immediately prior to the effective time of such termination of employment. The foregoing benefits and payments may be subject to a delay of up to 6 months as necessary to avoid the imposition of additional tax under Section 409A of the Code. In addition, if any payments or benefits payable to Mr. Raanes under the employment letter or otherwise would be subject to the excise tax under Section 4999 of the Code, such payments and/or benefits will be reduced to the extent necessary so that no amount will be subject to such excise tax, provided that such reduction will only occur if Mr. Raanes will be in a more favorable after-tax position than if no such reduction was made.

The employment letter also provides for certain restrictive covenants by Mr. Raanes, including a confidentiality covenant that will apply during his employment with us and thereafter, a non-solicitation covenant for the duration of his employment and one year thereafter, and a non-competition covenant for the duration of his employment.

Eric P. Lindquist

On November 10, 2006, we entered into an employment letter agreement with Mr. Lindquist which amends and restates our prior employment letter agreement with him. Under the agreement, Mr. Lindquist will serve as our Senior Vice President and Chief Marketing Officer. The agreement provides that he is entitled to receive an initial annual base salary of $275,000 and is eligible to participate in our executive bonus plan under which he may earn annual incentive bonuses targeted at 40% of his base salary based upon the attainment of performance criteria established and evaluated by our compensation committee. In August 2007, the Compensation Committee approved an annual base salary at $316,250 for Mr. Lindquist and an annual incentive bonus targeted at 65% of his base salary, for fiscal year 2008.

Under our letter agreement with Mr. Lindquist, in the event of a termination of his employment by us without “cause” or by Mr. Lindquist for “good reason,” as each term is defined in the agreement, Mr. Lindquist will be entitled to receive a severance payment in an amount equal to the sum of 8 months of his annual base salary then in effect, a pro rata portion of his target annual bonus for the year of such termination, plus 66 2/3% of his target annual bonus then in effect. In addition, we will pay for 8 months of COBRA continuation coverage for Mr. Lindquist and his eligible dependents if he elects such coverage upon such a termination. If a change in control of our company (as defined in the employment letter) occurs during the term of Mr. Lindquist’s employment and his employment is terminated by us without cause or by Mr. Lindquist for good reason, in each case within the 12-month period following the change in control, then in addition to the foregoing severance payments and benefits, all of Mr. Lindquist’s then outstanding stock options to purchase shares of our common stock will become fully vested and exercisable immediately prior to the effective time of such termination of employment. The foregoing benefits and payments may be subject to a delay of up to 6 months as necessary to avoid the imposition of additional tax under Section 409A of the Code. In addition, if any payments or benefits payable to Mr. Lindquist under the employment letter or otherwise would be subject to the excise tax under Section 4999 of the Code, such payments and/or benefits will be reduced to the extent necessary so that no amount will be subject to such excise tax, provided that such reduction will only occur if Mr. Lindquist will be in a more favorable after-tax position than if no such reduction was made.

The employment letter also provides for certain restrictive covenants by Mr. Lindquist, including a confidentiality covenant that will apply during his employment with us and thereafter, a non-solicitation covenant for the duration of his employment and one year thereafter, and a non-competition covenant for the duration of his employment. In addition, we have agreed to indemnify Mr. Lindquist in the event a suit is filed against him in connection with his non-competition agreement with a former employer.

Wade B. Hampton

On November 10, 2006, we entered into an employment letter agreement with Mr. Hampton which amends and restates our prior employment letter agreement with him. The agreement provided that Mr. Hampton would serve as our Senior Vice President, Worldwide Sales. In May 2007, Mr. Hampton was promoted to Senior Vice President, Chief Sales Officer. The agreement provides that he is entitled to receive an initial annual base salary of $250,000 and is eligible to participate in our executive bonus plan under which he may earn annual incentive bonuses targeted at 75% of his base salary based upon the attainment of performance criteria established and evaluated by our compensation committee. In August 2007, the Compensation Committee approved an annual base salary at $276,000 for Mr. Hampton and an annual incentive bonus targeted at 83% of his base salary, for fiscal year 2008.

In addition, pursuant to our incentive award plan and the terms of our prior employment letter agreement with him, we have granted Mr. Hampton an option to purchase 250,000 shares of our common stock with an exercise price per share equal to $10.00. The option will vest over a 4-year period from the date of commencement of Mr. Hampton’s employment with us, with 25% of the shares subject to the option vesting on the first anniversary of such date, and the remaining 75% vesting in equal monthly installments on each monthly anniversary thereafter. We have agreed to recommend to our board that Mr. Hampton be granted an additional option no later than the September 30 following each of the first three anniversaries of Mr. Hampton’s commencement of employment with us to purchase 100,000 shares of our common stock, with each such option to have an exercise price per share equal to the fair market value of a share of our common stock on the date of grant and to vest in equal monthly installments over a 4-year period from the date of grant.

Under our letter agreement with Mr. Hampton, in the event of a termination of his employment by us without “cause” or by Mr. Hampton for “good reason,” as each term is defined in the agreement, Mr. Hampton will be entitled to receive a severance payment in an amount equal to the sum of 6 months of his annual base salary then in effect, a pro rata portion of his target annual bonus for the year of such termination, plus 50% of his target annual bonus then in effect. In addition, we will pay for six months of COBRA continuation coverage for Mr. Hampton and his eligible dependents if he elects such coverage upon such a termination. If a change in control of our company (as defined in the employment letter) occurs during the term of Mr. Hampton’s employment and his employment is terminated by us without cause or by Mr. Hampton for good reason, in each case within the 12-month period following the change in control, then in addition to the foregoing severance payments and benefits, all of Mr. Hampton’s then outstanding stock options to purchase shares of our common stock will become fully vested and exercisable immediately prior to the effective time of such termination of employment. The foregoing benefits and payments may be subject to a delay of up to six months as necessary to avoid the imposition of additional tax under Section 409A of the Code. In addition, if any payments or benefits payable to Mr. Hampton under the employment letter or otherwise would be subject to the excise tax under Section 4999 of the Code, such payments and/or benefits will be reduced to the extent necessary so that no amount will be subject to such excise tax, provided that such reduction will only occur if Mr. Hampton will be in a more favorable after-tax position than if no such reduction was made.

The employment letter also provides for certain restrictive covenants by Mr. Hampton, including a confidentiality covenant that will apply during his employment with us and thereafter, a non-solicitation covenant for the duration of his employment and one year thereafter, and a non-competition covenant for the duration of his employment.

Potential Payments and Benefits Upon Termination or Change in Control

The table below reflects potential payments to our named executive officers in the event of a termination of employment or a change in control of our company, based on the terms of employment agreements in effect as of June 30, 2007 as described on page 122.  In addition, we reflect amounts that would be paid to any named executive officer if a named executive officer is terminated by us without cause or by the executive for good reason, within the twelve months following a change of control. The amounts shown assume that the termination or change in control, as applicable, occurred on June 29, 2007, the last business day of our last fiscal year.  The amounts set forth in the table below represent our reasonable estimates of the amounts which would be paid to the named executive officers upon their termination or a change in control. The actual amounts to be paid can only be determined at the time of the named executive officers’ separation from the Company or upon the occurrence of a change in control.

The value of the option and restricted stock vesting acceleration was calculated based on the assumption that the change in control and the executive’s employment termination occurred on June 29, 2007. The closing price of our stock as of June 29, 2007 was $22.18, which was used as the value of our stock for purposes of these calculations. The value of the vesting acceleration was calculated by multiplying the number of accelerated option shares and common stock as of June 29, 2007 by the spread between the closing price of our stock as of June 29, 2007 and the exercise price for such unvested option shares and common stock. The values reflected also assume that the payments and benefits to the NEOs are not reduced by virtue of the provisions in the employment agreements relating  to Section 4999 of the Internal Revenue Code.

The payments and benefits that would be provided to the named executive officers in the event of a termination of employment or change in control are more fully described above.

Euan S. Thomson, Ph.D.

Benefits	Termination by Company without Cause or by NEO for Good Reason (No Change in Control) ($)	Change in Control Only ($)	Termination by Company without Cause or by NEO for Good Reason Within 12 months Following a Change in Control or Termination by NEO for any reason within 30 days of Change in Control ($)
Base Salary Severance	420,000	—	630,000
Pro Rata Bonus Year	252,000	—	252,000
Target Bonus	252,000	—	378,000
COBRA Benefits Coverage Continuation(1)	11,793	—	17,690
Options or Stock Acceleration(2)	4,958,962	8,437,615	8,437,615
Accrued Vacation(3)	67,117	—	67,117
Total	5,961,872	8,437,615	9,782,422

(1)          Assumes Dr. Thomson elects medical, dental and vision COBRA coverage for himself and his spouse for full 12-month or 18-month period he is so permitted, as applicable.

(2)          The value is based on the difference between the option exercise price and $22.18, which was the closing price of our common stock on June 29, 2007, with respect to all unvested options.

(3)          Assumes that Dr. Thomson had 332 hours of accrued but unused Paid Time Off, which was paid based on his annual base salary for the last fiscal year.

Robert E. McNamara

Benefits	Termination by Company without Cause or by NEO for Good Reason or upon Termination by NEO for any reason within 30 days following a Change in Control ($)	Change in Control Only ($)	Termination by Company without Cause or by NEO for Good Reason Within 12 months Following a Change in Control ($)
Base Salary Severance	275,000	—	275,000
Pro Rata Bonus Year	110,000	—	110,000
Target Bonus	110,000	—	110,000
COBRA Benefits Coverage Continuation(1)	17,892	—	17,892
Options or Stock Acceleration(2)	3,583,662	6,161,106	6,161,106
Accrued Vacation(3)	29,621	—	29,621
Total	4,126,175	6,161,106	6,703,619

(1)          Assumes Mr. McNamara elects medical, dental and vision COBRA coverage for himself and his family for the full permitted 12 month period.

(2)          The value is based on the difference between the option exercise price and $22.18, which was the closing price of our common stock on June 29, 2007, with respect to all unvested options.

(3)          Assumes that Mr. McNamara had 224 hours of accrued but unused Paid Time Off which was paid based on his annual base salary for the last fiscal year.

Chris A. Raanes

Benefits	Termination by Company without Cause or by NEO for Good Reason (No Change in Control) ($)	Change in Control Only ($)	Termination by Company without Cause or by NEO for Good Reason Within 12 months Following a Change in Control ($)
Base Salary Severance	193,333	—	193,333
Pro Rata Bonus Year	116,000	—	116,000
Target Bonus	77,333	—	77,333
COBRA Benefits Coverage Continuation(1)	11,928	—	11,928
Options or Stock Acceleration(2)	—	—	2,620,182
Accrued Vacation(3)	53,410	—	53,410
Total	452,004	—	3,072,186

(1)          Assumes Mr. Raanes elects medical, dental and vision COBRA coverage for himself and his family for the full permitted 8 month period.

(2)          The value is based on the difference between the option exercise price and $22.18, which was the closing price of our common stock on June 29, 2007, with respect to all unvested options.

(3)          Assumes that Mr. Raanes had 383 hours of accrued but unused Paid Time Off, which was paid based on his annual base salary for the last fiscal year.

Eric P. Lindquist

Benefits	Termination by Company without Cause or by NEO for Good Reason (No Change in Control) ($)	Change in Control Only ($)	Termination by Company without Cause or by NEO for Good Reason Within 12 months Following a Change in Control ($)
Base Salary Severance	183,333	—	183,333
Pro Rata Bonus Year	110,000	—	110,000
Target Bonus	73,333	—	73,333
COBRA Benefits Coverage Continuation(1)	11,928	—	11,928
Options or Stock Acceleration(2)	—	—	3,907,993
Accrued Vacation(3)	22,481	—	22,481
Total	401,075	—	4,309,068

(1)          Assumes Mr. Lindquist elects medical, dental and vision COBRA coverage for himself and his family for the full permitted 8 month period.

(2)          The value is based on the difference between the option exercise price and $22.18, which was the closing price of our common stock on June 29, 2007, with respect to all unvested options.

(3)          Assumes that Mr. Lindquist had 170 hours of accrued but unused Paid Time Off, which was paid based on his annual base salary for the last fiscal year.

Wade B. Hampton

Benefits	Termination by Company without Cause or by NEO for Good Reason (No Change in Control) ($)	Change in Control Only ($)	Termination by Company without Cause or by NEO for Good Reason Within 12 months Following a Change in Control ($)
Base Salary Severance	125,000	—	125,000
Pro Rata Bonus Year	154,928	—	154,928
Target Bonus	77,464	—	77,464
COBRA Benefits Coverage Continuation(1)	8,946	—	8,946
Options or Stock Acceleration(2)	—	—	3,045,000
Accrued Vacation(3)	8,418	—	8,418
Total	374,756	—	3,419,756

(1)          Assumes Mr. Hampton elects medical, dental and vision COBRA coverage for himself and his family for the full permitted 6 month period.

(2)          The value is based on the difference between the option exercise price and $22.18, which was the closing price of our common stock on June 29, 2007, with respect to all unvested options.

(3)          Assumes that Mr. Hampton had 70 hours of accrued but unused Paid Time Off, which was paid based on his annual base salary for the last fiscal year.

Compensation Committee Interlocks and Insider Participation

As noted above, the compensation committee of our board of directors currently consists of Mr. Weiss, Mr. Wu and Mr. Yu. None of these individuals has at any time during the prior three years been an officer or employee of ours. None of our executive officers currently serves or in the prior three years has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Director Compensation Table

The following Director Compensation Table (DCT) sets forth summary information concerning the compensation paid to our non-employee directors in fiscal year 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
John R. Adler, Jr., M.D	15,000	126,680	178,025	(2)	319,705
Ted T.C. Tu	15,000	—	—		15,000
Robert S. Weiss	29,000	397,225	—		426,225
Wayne Wu	52,000	135,726	—		187,726
Li Yu	32,500	179,843	—		212,343
Total	143,500	839,474	178,025		1,160,999

(1)          The amount reflected in this column represents the compensation expense recognized for financial statement purposes for the year ended June 30, 2007 associated with the stock options granted in fiscal year 2007 and prior years, measured in accordance with FAS 123R. On February 8, 2007, as a new director, Mr. Weiss was granted an option under the 2007 Equity Incentive Plan to purchase 108,000 shares with a grant date fair value of $18.39. In 2007, Mr. Yu and Mr. Wu were each granted an option under the 2007 Equity Incentive Plan to purchase 18,000 shares with grant date fair values of $10.45. The aggregate number of shares subject to stock options outstanding for each non-employee director, at June 30, 2007 was: Dr. Adler: 1,702,900; Mr. Tu: 0; Mr. Weiss: 108,000 Mr. Wu: 108,000; Mr. Yu: 144,000. The assumptions used to calculate the value of option awards are set forth under Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report.

(2)          Consists of consulting service fees paid during the year ended June 30, 2007.

Director Cash Compensation

Currently, each non-employee director (including Dr. Adler) receives an annual cash retainer of $30,000 per year, paid quarterly, except that the lead director receives an annual cash retainer of $60,000 per year, paid quarterly. Each director who serves on our compensation committee also receives an additional annual cash retainer of $5,000 per year, paid quarterly, except that the chairperson of our compensation committee receives an additional annual cash retainer of $10,000 per year, paid quarterly. Each non-employee director who serves on our nominating and corporate governance committee also receives an additional annual cash retainer of $3,000 per year, paid quarterly, except that the chairperson of our nominating and corporate governance committee receives an additional annual cash retainer of $5,000 per year, paid quarterly. Each director who serves on our audit committee also receives an additional annual cash retainer of $10,000 per year, paid quarterly, except that the chairperson of our audit committee receives an additional annual cash retainer of $20,000 per year, paid quarterly.

All of our directors are reimbursed for the reasonable expenses incurred in connection with participating in the meetings of our board of directors. Employee directors are not compensated for Board services in addition to their regular employee compensation.

Non-Employee Director Equity Compensation

Prior to the completion of our initial public offering in February 2007, we granted options to our non employee directors (excluding Dr. Adler) who are not affiliated with any person, or group of affiliated persons, who beneficially own more than 5% of our voting securities (each, an “Eligible Director”) in accordance with certain informal guidelines. Under these guidelines, upon becoming a board member, each Eligible Director has received an option to purchase 90,000 shares of common stock. Each Eligible Director has also generally received an annual option grant to purchase 9,000 shares of common stock for serving on a board committee and an additional option grant to purchase 9,000 shares of common stock for serving as chair of a board committee. Option grants in connection with board committee service may not exceed 18,000 shares of common stock per year, regardless of the number of committees served on or chaired. Subject to the director’s continued service, options granted to Eligible Directors vest on a monthly basis such that 50% of the shares subject to the option vest during the first year following the vesting commencement date and 25% of the shares subject to the option vest during each of the second and third years following the vesting commencement date. All outstanding options granted to Eligible Directors will vest in full upon a change of control.

Consistent with these guidelines, effective February 8, 2007, we granted Mr. Weiss options to purchase 108,000 shares of our common stock at a per share exercise price equal to the closing price of our common stock on NASDAQ on the date of grant, which was a price of $28.47 per share. Subject to Mr. Weiss’ continued service, these options vest on a monthly basis such that 50% of the shares subject to the option vest during the first year following the vesting commencement date and 25% of the shares subject to the option vest during each of the second and third years following the vesting commencement date.

In August 23, 2006, we granted Mr. Wu and Mr. Yu options to purchase 18,000 shares of our common stock, each with an exercise price equal to $9.50 per share. Subject to the directors’ continued service, these options vest on a monthly basis such that 50% of the shares subject to the option vest during the first year following the vesting commencement date and 25% of the shares subject to the option vest during each of the second and third years following the vesting commencement date.

The compensation committee of our board of directors has made recommendations to our board of directors that would reduce the number of shares included in both the initial and annual option grants made to our non-employee directors. Under these recommendations, upon first becoming a board member, each non-employee director would receive an option to purchase 20,000 shares of our common stock. These options would vest monthly over the first year of service such that 50% of the options would be vested upon the first anniversary of the director’s commencement of service. The remaining options would then vest monthly over the following two years. Each non-employee director (other than new directors receiving the 20,000 share grant upon first becoming a board member) would receive an annual grant of an option to purchase 5,000 shares of our common stock. Each non-employee director would also receive an annual option grant to purchase 1,000 shares of our common stock for serving on a standing board committee and an additional option grant to purchase 1,000 shares of our common stock for serving as chair of a standing board committee. Annual option grants and options in connection with board committee service may not exceed 10,000 shares of our common stock per year, regardless of the number of committees served on or chaired. All options described in the foregoing would vest fully upon a change of control. We expect that these recommendations will be considered at the next regularly scheduled meeting of our board of directors.

In April 2007, we entered into a consulting agreement with Dr. Adler, which was also amended in April 2007. Under the consulting agreement, we have engaged Dr. Adler to provide consulting services and marketing support and Dr. Adler is entitled to receive maximum consulting fees of $149,100 per year, payable at the beginning of each quarter beginning on April 1, 2007. This agreement as amended has a term of two years and will renew for successive one year periods, unless 30 days’ written notice of termination is provided by either party prior to the expiration of each one year period. We paid Dr. Adler $178,025, $204,750, $246,000 pursuant to his prior consulting agreements during the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Additionally Dr. Adler had entered into a consulting agreement with the CyberKnife Society in April 2006, which the CyberKnife Society decided not to renew, issuing a notice of non-renewal to Dr. Adler in February of 2007. For further information about the CyberKnife Society see section titled “The CyberKnife Society” in Part III, Item 13 of this Annual Report.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information as to the beneficial ownership of our common stock as of August 17, 2007 by:

•       each of our named executive officers;

•       each of our directors;

•       all of our directors and executive officers as a group; and

•       each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of August 17, 2007 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Accuray Incorporated, 1310 Chesapeake Terrace, Sunnyvale, California 94089.

This table lists applicable percentage ownership based on 53,851,781 shares of common stock outstanding as of August 17, 2007.

	Beneficial Ownership
Name and Address of Beneficial Owner	Shares	Percent (%)
5% Stockholders
President (BVI) International Investment Holdings Ltd.(1)	9,668,921	18.0
Marubeni Corporation(2)	3,350,939	6.2
Gilder Gagnon Howe & Co. LLC(3)	3,072,824	5.7
Executive Officers and Directors
Euan S. Thomson, Ph.D.(4)	1,473,041	2.7
Robert E. McNamara(5)	463,542	1.0
Chris A. Raanes(6)	557,751	1.0
Eric P. Lindquist(7)	251,897	*
Wade B. Hampton(8)	67,708	*
Christopher D. Mitchell	—	*
Theresa L. Dadone	—	*
Wayne Wu(9)	774,530	1.4
John R. Adler, Jr., M.D(10)	1,645,004	3.1
Ted T.C. Tu(1)(11)	9,668,921	18.0
Robert S. Weiss(12)	38,250	*
Li Yu(13)	125,625	*
All executive officers and directors as a group (12 persons)	15,066,269	28.0

  (1) President (BVI) International Investment Holdings Ltd., or PIIH, is a wholly-owned subsidiary of President International Development Corporation, or PIDC, which is a 61% owned subsidiary of Uni-President Enterprises Corp., or Uni-President, a Republic of China company publicly traded on the Taiwan Stock Exchange. The board of directors and supervisors of Uni-President consist of Chin-Yen Kao, chairman of the board of directors; Kao-Huei Cheng and Chang-Sheng Lin, each a managing director; Ping-Chih Wu, Hsiu-Jen Liu, Po-Ming Hou, Ying-Jen Wu, Chung-Ho Wu and Ching-Chien Hou Su, each a director; and Kao-Keng Chen, Peng-Chih Kuo and Joe J.T. Teng, each a supervisor. Mr. Tu, one of our directors, is the President of PIDC. These individuals may be deemed to share dispositive and voting power over the shares owned by PIIH. Each of these individuals disclaims beneficial ownership of such shares, except to the extent of his or her pecuniary interest therein. The address of PIIH and Mr. Tu is 10F-1, No. 560, Sec.4, Chung Hsiao East Road, Taipei 110, Taiwan, R.O.C. The address of Uni-President is No. 301, Jhongjheng Road, Yongkang City, Tainan County 710, Taiwan, Republic of China.

  (2) Tohru Tsuji, Nobuo Katsumata, Kazuhiko Sakamoto, Akira Matsuda, Kazuo Ogawa, Ko Mori, Teruo Asada, Mamoru Sekiyama, Koichi Mochizuki, Masaru Funai, Masao Fujii and Takaji Kunimatsu comprise the board of directors of Marubeni Corporation. These individuals may be deemed to share dispositive and voting power over the shares owned by Marubeni Corporation. Each of these individuals disclaims beneficial ownership of such shares, except to the extent of his or her pecuniary interest therein. The address of Marubeni Corporation is 4-2 Ohtemachi 1-Chome, Chiyoda-Ku, Tokyo, Japan.

  (3) Based upon a Schedule 13G filed with the SEC on March 12, 2007.

  (4) Includes 1,473,041 shares of common stock issuable upon the exercise of options exercisable within 60 days of August 17, 2007.

  (5) Includes 463,542 shares of common stock issuable upon the exercise of options exercisable within 60 days of August 17, 2007.

  (6) Includes 557,751 shares of common stock issuable upon the exercise of options exercisable within 60 days of August 17, 2007.

  (7) Includes 251,897 shares of common stock issuable upon the exercise of options exercisable within 60 days of August 17, 2007.

  (8) Includes 67,708 shares of common stock issuable upon the exercise of options exercisable within 60 days of August 17, 2007.

  (9) Includes 531,075 shares held by Mr. Wu, 148,580 shares held by Mr. Wu’s spouse and 94,875 shares of common stock issuable upon the exercise of options exercisable within 60 days of August 17, 2007. Mr. Wu disclaims beneficial ownership of his spouse’s shares, except to the extent of his pecuniary interest therein.

(10) Includes 23,333 shares held by John R. Adler, Jr., Trustee for the Brittany Alder Irrevocable Trust dated 10/30/2000, 23,333 shares held by John R. Adler, Jr., Trustee for the John R. Adler III Irrevocable Trust dated 10/30/2000, 60,000 shares held by John R. Adler Jr. Grantor Retained Annuity Trust, 60,000 shared held by the Marilyn B. Adler Grantor Retained Annuity Trust, 618,104 shares held by John R. Adler Jr. and Marilyn B. Adler, Trustees or their Successors in interest under the terms of the Adler Family Revocable Trust dated 11/29/2000 and 860,234 shares of common stock issuable upon the exercise of options exercisable within 60 days of August 17, 2007.

(11) Includes 9,668,921 shares held by PIIH.

(12) Includes 38,250 shares of common stock issuable upon the exercise of options exercisable within 60 days of August 17, 2007.

(13) Includes 125,625 shares of common stock issuable upon the exercise of options exercisable within 60 days of August 17, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of June 30, 2007 certain information regarding our equity compensation plans. All of our equity compensation plans have been approved by our security holders.

Equity Compensation Plan Information

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)(1)
Equity compensation plans approved by security holders	10,791,875	$3.79	3,588,781
Equity compensation plans not approved by security holders	—	—	—
Total	10,791,875	$3.79	3,588,781

(1)          Includes securities to be issued upon vesting of 648,330 restricted stock units at a grant date fair value of $28.16.

1993 Stock Option Plan

Our 1993 Stock Option Plan was adopted by our board in 1993. As of June 30, 2007, options to purchase approximately 120,000 shares of our common stock were outstanding under this plan. Effective February 7, 2007, we terminated this plan and only options to purchase shares of our common stock outstanding as of such date remain under this plan. The following is a description of the material features and provisions of the 1993 Stock Option Plan as it relates to these outstanding options.

Stock Options

Under the 1993 Stock Option Plan, we granted incentive stock options intended to qualify for special treatment under Section 422 of the Code and non-qualified stock options. The term of options granted under the 1993 Stock Option Plan may not exceed 10 years, except that in the case of an incentive stock option granted to an individual who owns more than 10% of our stock, the term of such option may not exceed 5 years. The plan provided that the exercise price of incentive stock options granted under the plan may not be less than the fair market value of our common stock at the time of grant, and the exercise price of non-qualified stock options may not be less than 85% of the fair market value of our common stock at the time of grant. Options granted to an individual who owns more than 10% of our stock at the time of grant must have an exercise price not less than 110% of the fair market value of our common stock at the time of grant. The 1993 Stock Option Plan provided that the vesting and exercisability period of options granted under the plan were to be determined by the plan administrator and set forth in the stock option agreement evidencing the option grant. During the lifetime of the optionee, the option is exercisable only by the optionee. Options are not assignable or transferable by the optionee, except by will or by the laws of descent and distribution.

Administration

The 1993 Stock Option Plan is administered by our board or a duly appointed committee of our board. Our board (or its committee) determines all questions of interpretation of the plan and any options granted under this plan, and such determinations are final and binding.

Eligibility

Under the terms of the 1993 Stock Option Plan, incentive stock options were only granted to our employees (including officers and directors who were also employees) and employees of qualifying parent or subsidiary corporations. Non-qualified stock options were granted to employees and individuals who rendered services as consultants, advisors or other independent contractors.

Adjustments/Change of Control

The 1993 Stock Option Plan provided that in the event of a stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification or like change in our capital structure, then equitable adjustments may be made to the number of shares and exercise prices of the remaining outstanding options. In addition, the plan provided that in the case of a transfer of control (as defined in the plan), the plan administrator may, in its sole discretion, provide that any unexercisable and/or unvested portion of the outstanding options will be immediately exercisable and vested as of a date prior to the transfer of control, or arrange with the surviving, continuing, successor or purchaser corporation (or its parent corporation) for such corporation to either assume our rights and obligations under outstanding options or substitute options for such corporation for such outstanding options.

Termination or Amendment

The 1993 Stock Option Plan provided that our board can terminate or amend this plan at any time, although certain amendments may require stockholder approval and an amendment cannot adversely affect any rights under an outstanding grant without the grantee’s consent, unless such an amendment is required to enable an option designated as an incentive stock option to qualify as an incentive stock option.

1998 Equity Incentive Plan

Our 1998 Equity Incentive Plan was originally adopted by our board of directors and approved by our stockholders in 1998. As of June 30, 2007, options to purchase 10,408,986 shares of our common stock were outstanding under this plan. Effective February 7, 2007 we terminated our 1998 Equity Incentive Plan and only options to purchase shares of our common stock outstanding as of such date remain under this plan. The following is a description of the material features and provisions of the 1998 Equity Incentive Plan as it relates to these outstanding options.

Awards

Under the 1998 Equity Incentive Plan, we could grant incentive stock options intended to qualify for special tax treatment under Section 422 of the Code, non-qualified stock options, stock grants, stock appreciation rights and stock purchase rights. As of the date of its termination, only stock options had been granted under this plan.

Stock Options and Stock Appreciation Rights

Options granted under the 1998 Equity Incentive Plan were designated as incentive stock options or non-qualified stock options. Notwithstanding whether an option is designated as an incentive stock option, to the extent that the aggregate fair market value of the shares with respect to which such designated incentive stock option is exercisable for the first time by any optionee during any calendar year exceeds $100,000, such excess options will be treated as non-qualified stock options. Subject to the grantee’s continued employment, options and stock appreciation rights generally vest at a rate of at least 20% per year over not more than five years from the date of grant, but the plan administrator has the authority to provide that an option may become fully exercisable, subject to reasonable conditions such as continued employment, at any time or during any period established by the plan administrator. Each option or stock appreciation right will expire after a term determined at the time of grant. However, in the case of an incentive stock option such term shall not exceed 10 years, and in the case of an option granted to a person who owns more than 10% of our stock on the date of grant, such term shall not exceed 5 years. The plan provided that incentive options may not have exercise prices less than the fair market value at the time of grant, and non-qualified stock options may not have exercise prices less than 85% of the fair market value at the time of grant. If the grantee owns more than 10% of our stock, the option may not have an exercise price less than 110% of the fair market value at the time of grant. Stock appreciation rights will be settled in cash or shares (or some combination thereof) having a value, at the time of settlement, equal to the difference between the initial value assigned to the stock appreciation right and the fair market value of our shares at the time of settlement.

The 1998 Equity Incentive Plan provided that if a grantee’s employment or consulting relationship with us terminates, other than for disability or death, the grantee may, within 90 days after termination (or such other period of time as determined by the plan administrator), exercise his or her option or stock appreciation right to the extent that the option or stock appreciation right has vested by the date of termination. If a grantee’s employment with us terminates due to death or disability, the grantee (or the grantee’s estate) may, within 12 months thereafter, exercise his or her option or stock appreciation right to the extent that the option or stock appreciation right has vested by the date of termination of employment or consulting relationship. Other than by will or other transfer on death, options and stock appreciation rights are not transferable.

Administration

The 1998 Equity Incentive Plan is administered by our compensation committee. The administrator, whether our board or a committee, has the authority to determine the fair market value of the common stock for the purposes of making an award, select the eligible persons to whom awards may be granted, make the awards, determine the number of shares to be covered by each award, offer to buy out for cash or shares a granted option or stock appreciation right and determine the form, terms and conditions of any agreement by which any award is made. The administrator may also determine, among other things, whether an option or stock appreciation right will be paid in cash rather than stock and the restrictions applicable to any stock grants or purchase rights.

Eligibility

Under the terms of the 1998 Equity Incentive Plan, non-qualified stock options were granted to our employees, non-employee directors and consultants of our company and our qualifying parent or subsidiary corporations. Incentive stock options were granted only to our employees (including officers and directors who were also employees) and employees of qualifying parent or subsidiary corporations.

Foreign Participants

In order to comply with the laws in other countries in which we and our subsidiaries operate or have persons eligible to participate in the plan, the plan administrator has the power to determine which of our subsidiaries will be covered by the plan, determine which of our directors, employees and consultants outside the United States are eligible to participate in the plan, modify the terms and conditions of any award granted to such eligible individuals to comply with applicable foreign laws, establish subplans and modify any terms and procedures (with certain exceptions), and take any action that it deems advisable with respect to local governmental regulatory exemptions or approvals.

Adjustments

If a stock split, reverse stock split, stock dividend, combination or reclassification of our common stock, or any other increase or decrease in the number of issued shares of our common stock occurs without receipt of consideration by us, then our board can make equitable adjustments to the terms of the 1998 Equity Incentive Plan. In particular, our board can make an equitable adjustment in the price per share covered by each outstanding option.

Change of Control

The 1998 Equity Incentive Plan includes change of control provisions which may result in the accelerated vesting of outstanding option grants. In the event of a merger or consolidation of our company with or into another corporation or the sale of all or substantially all of our assets, any outstanding options will be assumed or an equivalent option will be substituted by the successor corporation or its parent or subsidiary. In the event that the successor corporation does not agree to assume or substitute outstanding options granted under this plan, our board will provide for the participants to have the right to exercise all such options previously granted, including those which would not otherwise be exercisable. Such options will be considered assumed if, following the merger, each option confers the right to purchase, or receive the appreciation in fair market value, for each share of stock subject to the option immediately prior to the merger, the consideration received in the merger by our stockholders. However, if the consideration received in the merger is not solely common stock of the successor corporation or its parent, our board may, with the consent of the successor corporation and the plan participants, provide for the consideration to be received upon exercise of the option to be solely common stock of the successor corporation or its parent equal in fair market value to the per share consideration received by our stockholders.

2007 Incentive Award Plan

Our board of directors and our stockholders adopted our 2007 Incentive Award Plan in fiscal year 2007, for the benefit of employees and consultants of our company and our subsidiaries and members of our board. As of June 30, 2007, options to purchase 262,899 shares of our common stock and 648,330 restricted stock units were outstanding under this plan. The following is a description of the material features and provisions of the 2007 Incentive Award Plan.

Shares Available for Awards

Subject to certain adjustments set forth in the plan, the maximum number of shares of our common stock that may be issued or awarded under the 2007 Incentive Award Plan is 4,500,000 shares. In addition, the number of shares that may be issued or awarded under the plan will be automatically increased on the first day of each of our fiscal years during the term of the plan, commencing on July 1, 2008, by a number of shares equal to the lessor of: (1) 3% of our outstanding capital stock on such date; (2) 1,500,000 shares; or (3) a lesser amount determined by our board of directors. If any shares covered by an award granted under the plan are forfeited, or if an award expires or terminates, the shares covered by the award will again be available for grant under the plan. With respect to the exercise of stock appreciation rights, only the number of shares actually issued upon such exercise will be counted against the shares available under the plan.

Awards

The 2007 Incentive Award Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, performance bonus awards, and performance-based awards to eligible individuals. Except as otherwise provided by the plan administrator, no award granted under the plan may be assigned, transferred or otherwise disposed of by the grantee, except by will or the laws of descent and distribution.

The maximum number of shares of our common stock which may be subject to awards granted to any one participant during any calendar year is 500,000 and the maximum amount that may be paid to a participant in cash during any calendar year with respect to cash-based awards is $1,000,000. However, these limits will not apply until the earliest of the first material modification of the plan, the issuance of all of the shares reserved for issuance under the plan, the expiration of the plan, or the first meeting of our stockholders at which directors are to be elected after February of 2010.

Stock Options

Stock options, including both nonqualified stock options and incentive stock options, within the meaning of Section 422 of the Code, may be granted under the 2007 Incentive Award Plan. The option exercise price of all stock options granted pursuant to the plan will not be less than 100% of the fair market value of our stock on the date of grant. No incentive stock option may be granted to a grantee who owns more than 10% of our stock unless the exercise price is at least 110% of the fair market value at the time of grant. Notwithstanding whether an option is designated as an incentive stock option, to the extent that the aggregate fair market value of the shares with respect to which such option is exercisable for the first time by any optionee during any calendar year exceeds $100,000, such excess will be treated as a nonqualified stock option.

Payment of the exercise price of an option may be made in cash or, with the consent of the plan administrator, shares of our stock with a fair market value on the date of delivery equal to the exercise price of the option or exercised portion thereof or other property acceptable to the plan administrator (including the delivery of a notice that the participant has placed a market sell order with a broker with respect to shares then issuable upon exercise of the option, and that the broker has been directed to pay a sufficient portion of the net proceeds of the sale to us in satisfaction of the option exercise price). However, no participant who is a member of our board of directors or an “executive officer” of our company within the meaning of Section 13(k) of the Securities Exchange Act of 1934, as amended, or Exchange Act, will be permitted to pay the exercise price of an option in any method which would violate Section 13(k) of the Exchange Act.

Stock options may be exercised as determined by the plan administrator, but in no event after the tenth anniversary of the date of grant. However, in the case of an incentive stock option granted to a person who owns more than 10% of our stock on the date of grant, such term will not exceed 5 years.

Restricted Stock

Eligible employees, consultants and directors may be issued restricted stock in such amounts and on such terms and conditions as determined by the plan administrator. Restricted stock will be evidenced by a written restricted stock agreement. The restricted stock agreement will contain restrictions on transferability and other such restrictions as the plan administrator may determine, including, without limitation, limitations on the right to vote restricted stock or the right to receive dividends on the restricted stock. These restrictions may lapse separately or in combination at such times, pursuant to such circumstances, in such installments, or otherwise, as the plan administrator determines at the time of grant of the award or thereafter.

Stock Appreciation Rights

A stock appreciation right, or SAR, is the right to receive payment of an amount equal to the excess of the fair market value of a share of our stock on the date of exercise of the SAR over the fair market value of a share of our stock on the date of grant of the SAR. The plan administrator may issue SARs in such amounts and on such terms and conditions as it may determine, consistent with the terms of the plan. The plan administrator may elect to pay SARs in cash, in our stock or in a combination of cash and our stock.

Other Awards Under the Plan

The 2007 Incentive Award Plan provides that the plan administrator may also grant or issue performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, performance bonus awards and performance-based awards or any combination thereof to eligible employees, consultants and directors. The term of each such grant or issuance will be set by the plan administrator in its discretion. The plan administrator may establish the exercise price or purchase price, if any, of any such award.

Payments with respect to any such award will be made in cash, in our stock or in a combination of cash and our stock, as determined by the plan administrator. Any such award will be subject to such additional terms and conditions as determined by the plan administrator and will be evidenced by a written award agreement.

Performance shares.   Awards of performance shares are denominated in a number of shares of our stock and may be linked to any one or more performance criteria determined appropriate by the plan administrator, in each case on a specified date or dates or over any period or periods determined by the plan administrator.

Performance stock units.   Awards of performance stock units are denominated in unit equivalent of shares of our stock and/or units of value, including dollar value of shares of our stock, and may be linked to any one or more performance criteria determined appropriate by the plan administrator, in each case on a specified date or dates or over any period or periods determined by the plan administrator.

Dividend equivalents.   Dividend equivalents are rights to receive the equivalent value (in cash or our stock) of dividends paid on our stock. They represent the value of the dividends per share paid by us, calculated with reference to the number of shares that are subject to any award held by the participant.

Stock payments.   Stock payments include payments in the form of our stock, options or other rights to purchase our stock made in lieu of all or any portion of the compensation that would otherwise be paid to the participant. The number of shares will be determined by the plan administrator and may be based upon specific performance criteria determined appropriate by the plan administrator, determined on the date such stock payment is made or on any date thereafter.

Deferred stock.   Deferred stock may be awarded to participants and may be linked to any performance criteria determined to be appropriate by the plan administrator. Stock underlying a deferred stock award will not be issued until the deferred stock award has vested, pursuant to a vesting schedule or performance criteria set by the plan administrator, and unless otherwise provided by the plan administrator, recipients of deferred stock generally will have no rights as a stockholder with respect to such deferred stock until the time the vesting conditions are satisfied and the stock underlying the deferred stock award has been issued.

Restricted stock units.   Restricted stock units may be granted to any participant in such amounts and subject to such terms and conditions as determined by the plan administrator. At the time of grant, the plan administrator will specify the date or dates on which the restricted stock units will become fully vested and nonforfeitable, and may specify such conditions to vesting as it deems appropriate. At the time of grant, the plan administrator will specify the maturity date applicable to each grant of restricted stock units which will be no earlier than the vesting date or dates of the award and may be determined at the election of the participant. On the maturity date, we will transfer to the participant one unrestricted, fully transferable share of our stock for each restricted stock unit scheduled to be paid out on such date and not previously forfeited.

Performance bonus awards.   Any participant selected by the plan administrator may be granted a cash bonus payable upon the attainment of performance goals that are established by the plan administrator and relate to any one or more performance criteria determined appropriate by the plan administrator on a specified date or dates or over any period or periods determined by the plan administrator. Any such cash bonus paid to a “covered employee” within the meaning of Section 162(m) of the Code may be a performance-based award as described below.

Performance-Based Awards

The plan administrator may grant awards other than options and stock appreciation rights to employees who are or may be “covered employees,” as defined in Section 162(m) of the Code, that are intended to be performance-based awards within the meaning of Section 162(m) of the Code in order to preserve the deductibility of these awards for federal income tax purposes. Participants are only entitled to receive payment for a performance-based award for any given performance period to the extent that pre-established performance goals set by the plan administrator for the period are satisfied. With regard to a particular performance period, the plan administrator will have the discretion to select the length of the performance period, the type of performance-based awards to be granted, and the goals that will be used to measure the performance for the period. In determining the actual size of an individual performance-based award for a performance period, the plan administrator may reduce or eliminate (but not increase) the award. Generally, a participant will have to be employed by us or any of our qualifying subsidiaries on the date the performance-based award is paid to be eligible for a performance-based award for any period.

Administration

With respect to stock option grants and other awards granted to our independent directors, the 2007 Incentive Award Plan will be administered by our full board of directors. With respect to all other awards, the plan must be administered by a committee consisting of at least two directors, each of whom qualifies as a non-employee director pursuant to Rule 16b of the Exchange Act, an “outside director” pursuant to Section 162(m) of the Code and an independent director under the rules of the principal securities market on which our shares are traded. This committee is currently our compensation committee. In addition, our board may at any time exercise any rights and duties of the committee under the plan except with respect to matters which under Rule 16b-3 under the Exchange Act or Section 162(m) of the Code are required to be determined in the sole discretion of the committee.

The plan administrator will have the exclusive authority to administer the plan, including, but not limited to, the power to determine award recipients, the types and sizes of awards, the price and timing of awards and the acceleration or waiver of any vesting restriction. Only our employees and employees of our qualifying corporate subsidiaries are eligible to be granted options that are intended to qualify as “incentive stock options” under Section 422 of the Code.

Eligibility

Persons eligible to participate in the 2007 Incentive Award Plan include all members of our board of directors and all employees and consultants of our company and our subsidiaries, as determined by the plan administrator.

Foreign Participants

In order to comply with the laws in other countries in which we and our subsidiaries operate or have persons eligible to participate in the plan, the plan administrator will have the power to determine which of our subsidiaries will be covered by the plan, determine which of our directors, employees and consultants outside the United States are eligible to participate in the plan, modify the terms and conditions of any award granted to such eligible individuals to comply with applicable foreign laws, establish subplans and modify any terms and procedures (with certain exceptions), and take any action that it deems advisable with respect to local governmental regulatory exemptions or approvals. For example, in May 2007, our board of directors approved subplans pursuant to which options and restricted stock units may be granted to our employees in France. We may adopt additional subplans pursuant to which stock options or restricted stock units may be granted to employees in other countries

Adjustments

If there is any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off, recapitalization or other distribution (other than normal cash dividends) of our assets to stockholders, or any other change affecting the shares of our stock or the share price of our stock, the plan administrator will make proportionate adjustments to any or all of the following in order to reflect such change: (i) the aggregate number and type of shares that may be issued under the plan, (ii) the terms and conditions of any outstanding awards (including, without limitation, any applicable performance targets or criteria with respect thereto), and (iii) the grant or exercise price per share for any outstanding awards under the plan. Any adjustment affecting an award intended as “qualified performance-based compensation” will be made consistent with the requirements of Section 162(m) of the Code. The plan administrator also has the authority under the 2007 Incentive Award Plan to take certain other actions with respect to outstanding awards in the event of a corporate transaction, including provision for the cash-out, termination, assumption or substitution of such awards.

Change of Control

Except as may otherwise be provided in any written agreement between the participant and us, in the event of a change of control of our company in which awards are not converted, assumed, or replaced by the successor, such awards will become fully exercisable and all forfeiture restrictions on such awards will lapse. Upon, or in anticipation of, a change of control, the plan administrator may cause any and all awards outstanding under the 2007 Incentive Award Plan to terminate at a specific time in the future and will give each participant the right to exercise such awards during a period of time as the plan administrator, in its sole and absolute discretion, determines.

Termination or Amendment

With the approval of our board of directors, the plan administrator may terminate, amend, or modify the 2007 Incentive Award Plan at any time. However, stockholder approval will be required for any amendment to the extent necessary and desirable to comply with any applicable law, regulation or stock exchange rule, to increase the number of shares available under the plan, to permit the grant of options with an exercise price below fair market value on the date of grant, or to extend the exercise period for an option beyond ten years from the date of grant. In addition, absent stockholder approval, no option may be amended to reduce the per share exercise price of the shares subject to such option below the per share exercise price as of the date the option was granted and, except to the extent permitted by the plan in connection with certain changes in capital structure, no option may be granted in exchange for, or in connection with, the cancellation or surrender of an option having a higher per share exercise price.

2007 Employee Stock Purchase Plan

Our board of directors and our stockholders adopted our 2007 Employee Stock Purchase Plan in fiscal year 2007. The following is a description of the material features and provisions of the plan.

Administration

The 2007 Employee Stock Purchase Plan is administered by a committee consisting of at least two members of our board of directors, each of whom is a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act. This committee is currently the compensation committee of our board. Subject to the terms and conditions of the plan, the committee has the authority to make all determinations and to take all other actions necessary or advisable for the administration of the plan. The committee is also authorized to adopt, amend and rescind rules relating to the administration of the plan. Our board of directors may at any time exercise the rights and duties of the committee to administer the plan.

Eligibility

Our employees and the employees of our designated subsidiaries who customarily work more than 20 hours per week and more than five months per calendar year are eligible to participate in the 2007 Employee Stock Purchase Plan. Each eligible employee who is employed by us or any of our designated subsidiaries on February 6, 2007 will automatically become a participant in the plan with respect to the first purchase period. Each person who, during the course of an purchase period, becomes an eligible employee subsequent to the enrollment date will be eligible to become a participant in the plan on the first day of the first purchase period following the day on which he or she becomes an eligible employee. However, no employee is eligible to participate in the plan if, immediately after the election to participate, such employee would own stock (including stock such employee may purchase under outstanding rights under the plan) representing 5% or more of the total combined voting power or value of all classes of our stock or the stock of any of our parent or subsidiary corporations. In addition, no employee is permitted to participate if the rights of the employee to purchase our common stock under the plan and all similar purchase plans maintained by us or our subsidiaries would accrue at a rate which exceeds $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.

Shares Reserved

Subject to certain adjustments set forth in the plan, the maximum number of shares of our common stock that may be issued under the 2007 Employee Stock Purchase Plan is 1,000,000 shares. In addition, the number of shares available for issuance under the plan will be automatically increased on the first day of each of our fiscal years during the term of the plan, commencing on July 1, 2008, by a number of shares equal to the least of: (1) 1% of our outstanding capital stock on such date; (2) 1,000,000 shares; or (3) a lesser amount determined by our board of directors.

Enrollment

Except with respect to the first offering period, eligible employees become participants in the 2007 Employee Stock Purchase Plan by executing a subscription agreement and filing it with us 15 days (or such shorter or longer period as may be determined by the plan administrator) prior to the applicable enrollment date. By enrolling in the plan, a participant is deemed to have elected to purchase the maximum number of whole shares of our common stock that can be purchased with the compensation withheld during each purchase period for which the participant is enrolled.

Terms

Offerings; exercise dates.   Under the 2007 Employee Stock Purchase Plan, the first purchase period began on February 7, 2007 and will continue until November 30, 2007. After the first purchase period, a new six-month purchase period will begin on each June 1st and December 1st thereafter during the term of the plan, such that there will be two six-month purchase periods each year. Under the plan, purchases will be made once during each purchase period on the last trading day of such purchase period, and the dates of such purchases will be “exercise dates”. The plan administrator may change the duration and timing of purchase periods and exercise dates under the plan.

Price and payment.   Employees electing to participate in the 2007 Employee Stock Purchase Plan will authorize payroll deductions made on each pay day during each purchase period until the employee instructs us to stop the deductions or until the employee’s employment is terminated. Participants may contribute up to 10% of their compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual exercise date. Compensation for purposes of the plan means an employee’s base straight time gross earnings and commissions, but excludes payments for overtime, shift premium, incentive compensation, incentive payments, bonuses, expense reimbursements, fringe benefits and other compensation. The purchase price per share will be equal to 85% of the fair market value of a share of our common stock on the first trading day of the applicable purchase period or, if lower, 85% of the fair market value of a share of our common stock on the last trading day of the applicable purchase period. No employee is permitted to purchase more than 2,500 shares during each purchase period.

The fair market value of a share of our common stock on any date will equal the closing sales price of a share of common stock on NASDAQ for such date, or if no sale occurred on such date, the first trading date immediately prior to such date during which a sale occurred, as reported in The Wall Street Journal or such other source as the plan administrator may deem reliable for such purposes.

Termination of participation.   Employees may end their participation in an offering at any time during the purchase period, and participation ends automatically on failure to qualify as an eligible employee for any reason. Upon such termination of the employee’s participation in the 2007 Employee Stock Purchase

Plan, such employee’s payroll deductions not already used to purchase stock under the plan will be returned to the employee.

Adjustments

In the event of a stock split, reverse stock split, stock dividend or similar change in our capitalization, the number of shares available for issuance under the plan and the purchase price and number of shares covered by options outstanding under the plan will be appropriately adjusted.

In the event we merge with or into another corporation or sell all or substantially all of our assets, the outstanding rights under the plan will be assumed or an equivalent right substituted by the successor company or its parent or subsidiary. If the successor company or its parent or subsidiary refuses to assume the outstanding rights or substitute an equivalent right, then the purchase period then in progress will be shortened by setting a new exercise date prior to the effective date of the transaction and all outstanding purchase rights will automatically be exercised on the new exercise date. The purchase price will be equal to 85% of the fair market value of a share of our common stock on the first trading day of the applicable purchase period in which an acquisition occurs or, if lower, 85% of the fair market value of a share of our common stock on the date the purchase rights are exercised.

Termination or Amendment

Our board of directors may at any time and for any reason terminate or amend the 2007 Employee Stock Purchase Plan. Generally, no amendment may make any change in any option previously granted which adversely affects the rights of any participant without such participant’s consent, provided that an offering period may be terminated by our board of directors if it determines that the termination of the offering period or the plan is in the best interests of our company and our stockholders. To the extent necessary to comply with Section 423 of the Code, we will obtain stockholder approval of any amendment to the plan.

Without stockholder consent and without regard to whether any participant rights may be considered to have been “adversely affected,” the plan administrator may change the offering periods, limit the frequency and/or number of changes in the amount withheld during an offering period, and establish such other limitations or procedures as it determines consistent with the plan. In addition, in the event our board of directors determines that the ongoing operation of the plan may result in unfavorable financial accounting consequences, our board may, in its discretion and, to the extent necessary or desirable, modify or amend the plan to reduce or eliminate such accounting consequence. Such modifications or amendments will not require stockholder approval or the consent of any plan participants.

Unless earlier terminated by the plan administrator, the 2007 Employee Stock Purchase Plan will terminate on the tenth anniversary of the date of its initial adoption by our board.

Item 13.                 Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements with directors and the executive officers described above, the following is a description of each transaction during fiscal year 2007 and each currently proposed transaction in which:

•       we have been or are to be a participant;

•       the amount involved exceeds $120,000; and

•       any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

Employment, Change of Control and Severance Agreements

We have entered into employment letter agreements with our executive officers which contain certain change of control and severance provisions. See section titled “Employment, Change of Control and Severance Agreements” in Part III, Item 11 of this Annual Report. In addition to the compensation arrangements and the named executive officers described above, we have certain arrangements with other of our Executive Officers as follows.

Christopher D. Mitchell

Effective as of April 23, 2007, we entered into an employment letter agreement with Mr. Mitchell. Under the agreement, Mr. Mitchell will serve as our Senior Vice President and General Counsel. The agreement provides that he is entitled to receive an annual base salary of $250,000 and is eligible to participate in our executive bonus plan under which he may earn annual incentive bonuses targeted at 40% of his base salary based upon the attainment of performance criteria established and evaluated by our compensation committee.

Under our letter agreement with Mr. Mitchell, in the event of a termination of his employment by us without “cause” or by Mr. Mitchell for “good reason,” as each term is defined in the agreement, Mr. Mitchell will be entitled to receive a severance payment in an amount equal to the sum of 8 months of his annual base salary then in effect, a pro rata portion of his target annual bonus for the year of such termination, plus 66 2/3% of his target annual bonus then in effect. In addition, we will pay for 8 months of COBRA continuation coverage for Mr. Mitchell and his eligible dependents if he elects such coverage upon such a termination. If a change in control of our company (as defined in the employment letter) occurs during the term of Mr. Mitchell’s employment and his employment is terminated by us without cause or by Mr. Mitchell for good reason, in each case within the 12-month period following the change in control, then in addition to the foregoing severance payments and benefits, all of Mr. Mitchell’s then outstanding stock options to purchase shares of our common stock and Restricted Stock Units will become fully vested and exercisable immediately prior to the effective time of such termination of employment. The foregoing benefits and payments may be subject to a delay of up to 6 months as necessary to avoid the imposition of additional tax under Section 409A of the Code. In addition, if any payments or benefits payable to Mr. Mitchell under the employment letter or otherwise would be subject to the excise tax under Section 4999 of the Code, such payments and/or benefits will be reduced to the extent necessary so that no amount will be subject to such excise tax, provided that such reduction will only occur if Mr. Mitchell will be in a more favorable after-tax position than if no such reduction was made.

The employment letter also provides for certain restrictive covenants by Mr. Mitchell, including a confidentiality covenant that will apply during his employment with us and thereafter, a non-solicitation covenant for the duration of his employment and one year thereafter, and a non-competition covenant for the duration of his employment.

Theresa Dadone

Effective as of July 2, 2007, we entered into an employment letter agreement with Ms. Dadone. Under the agreement, Ms. Dadone will serve as our Senior Vice President, Human Resources. The agreement provides that she is entitled to receive an annual base salary of $235,000 and is eligible to participate in our executive bonus plan under which she may earn annual incentive bonuses targeted at 40% of her base salary based upon the attainment of performance criteria established and evaluated by our company.

Under our letter agreement with Ms. Dadone, in the event of a termination of her employment by our company without “cause” or by Ms. Dadone for “good reason,” as each term is defined in the agreement, Ms. Dadone will be entitled to receive a severance payment in an amount equal to the sum of 6 months of her annual base salary then in effect, a pro rata portion of her target annual bonus for the year of such termination, plus 50% of her target annual bonus then in effect. In addition, our company will pay for 6 months of COBRA continuation coverage for Ms. Dadone and her eligible dependents if she elects such coverage upon such a termination. If a change in control of our company (as defined in the employment letter) occurs within the first thirty-six (36) months of Ms. Dadone’s commencement of employment and her employment is terminated by our company without cause or by Ms. Dadone for good reason, in each case within the 12-month period following the change in control, then in addition to the foregoing severance payments and benefits, all of Ms. Dadone’s then outstanding stock options to purchase shares of our common stock and Restricted Stock Units will become fully vested and exercisable immediately prior to the effective time of such termination of employment. The foregoing benefits and payments may be subject to a delay of up to 6 months as necessary to avoid the imposition of additional tax under Section 409A of the Code. In addition, if any payments or benefits payable to Ms. Dadone under the employment letter or otherwise would be subject to the excise tax under Section 4999 of the Code, such payments and/or benefits will be reduced to the extent necessary so that no amount will be subject to such excise tax, provided that such reduction will only occur if Ms. Dadone will be in a more favorable after-tax position than if no such reduction was made.

The employment letter also provides for certain restrictive covenants by Ms. Dadone, including a confidentiality covenant that will apply during her employment with our company and thereafter, a non-solicitation covenant for the duration of her employment and one year thereafter, and a non-competition covenant for the duration of her employment.

The CyberKnife Society

The CyberKnife Society was incorporated in December 2002 as a non-profit organization, and has operated with administrative assistance and funding from us. The CyberKnife Society was organized for the purpose of bringing together CyberKnife system users and medical professionals affiliated with radiosurgery worldwide to foster scholarly exchange and the sharing of clinical information relating to the CyberKnife system, as well as to educate patients about radiosurgery. The CyberKnife Society offered membership to CyberKnife system users as a means of facilitating communication, as well as coordinating continuing medical education and other educational events regarding the CyberKnife system and radiosurgery. In November 2006, the CyberKnife Society was dissolved as a separate entity with the intention of reorganizing the CyberKnife Society in the near future. In the interim, the CyberKnife Society is operating as a department of our company, and continues to offer the same benefits and services to its membership.

As part of the dissolution of the CyberKnife Society, the Attorney General of California required that the liabilities and obligations of the CyberKnife Society be assumed by another entity. We assumed all such liabilities and obligations.

Investors’ Rights Agreement

On October 30, 2006, we and certain holders of our capital stock entered into an agreement, pursuant to which these stockholders will have registration rights with respect to their shares of common stock following our initial public offering. Under the terms of the amended and restated investors’ rights agreement between us and the holders of these registrable securities, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of other security holders exercising registration rights, these holders are entitled to notice of registration and are entitled to include their shares of common stock in the registration. Certain of the holders of the registrable securities are also entitled to specified demand registration rights under which the holders of at least 30% of these shares can request that we register all or a portion of their shares. We are required only to file two registration statements upon the stockholders’ exercise of these demand registration rights. In addition certain of the holders of registrable securities are entitled to certain piggyback registration rights. As a result, whenever we propose to file a registration statement under the Securities Act, other than with respect to a registration related to employee benefit plans, debt securities, or corporate reorganizations, the holders of registrable securities are entitled to notice of the registration and have the right, subject to limitations that the underwriters may impose on the number of shares included in the registration, to include their registrable shares in the registration. We will pay the registration expenses of the holders of registrable securities for the incidental or piggyback registrations.

All of these registration rights are subject to conditions and limitations, among them the right of the underwriters of an offering to limit the number of shares included in the registration and our right not to effect a requested registration within six months following the initial offering of our securities.

As of June 30, 2007, Marubeni Corporation and President (BVI) International Investment Holdings Ltd., or PIIH, are entitled to rights with respect to the registration under the Securities Act of shares of common stock held by them, which were issued upon the conversion of our preferred stock in connection with our initial public offering.

Consulting Agreements

We are a party to a consulting agreement with Dr. Adler, a member of our board of directors. See section titled “Director Compensation” in Part III, Item 11 of this Annual Report.

Indemnification of Directors and Officers

Our amended and restated certificate of incorporation and bylaws in effect provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Furthermore, we have entered into indemnification agreements with each of our directors and officers. In addition, certain indemnification provisions are contained in Mr. Lindquist’s employment terms letter. For further information, see section titled “Employment, Change of Control and Severance Agreements” in Part III, Item 11 of this Annual Report.

Other Arrangements

Dr. Adler, a member of our board of directors, is a Professor of Neurosurgery and Radiation Oncology at Stanford University. During the years ended June 30, 2007, 2006 and 2005, we recognized revenue of $722,000, $195,000 and $585,000, respectively, relating to services provided to Stanford University. During the years ended June 30, 2007, 2006 and 2005, we recognized revenue of $3,057,000, $0 and $0 relating to the sale of a CyberKnife system to Stanford University. Advances and deferred revenue of $231,000, $1,340,000 and $195,000 were recorded at June 30, 2007, 2006, and 2005, respectively, relating to payments made by Stanford University. We also have a license agreement with Stanford University.

Director Independence

See the information set forth in the section titled “Board Committees” in Part III, Item 10 of this Annual Report.

Review, Approval or Ratification of Transactions with Related Parties

During fiscal year 2007, we believe that there has not been any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than as described herein. Any such transactions are required to be approved by the Audit Committee of the Board of Directors and we intend that they will be on terms no less favorable to our company than could be obtained from unaffiliated third parties.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP was our independent registered public accounting firm for the year ended June 30, 2007. We expect that our audit committee of our board of directors will engage Grant Thornton LLP to be the independent registered public accounting firm of Accuray Incorporated and its subsidiaries for the fiscal year ended June 30, 2008.

The aggregate fees we paid to Grant Thornton LLP, our independent registered public accounting firm, for professional services provided during the year ended June 30, 2007 and 2006 are as follows:

Item	2007	2006
Audit fees(1)	754,514	757,168
Other audit fees(2)	1,260,209	—

(1)          Audit fees consist of fees for professional services performed for the audit of our consolidated annual financial statements and the reviews of the interim unaudited consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements for the years ended June 30, 2007 and 2006.

(2)          Other audit fees consist of fees for professional services performed for assurance and related services that are related to the audit of our consolidated annual financial statements and are not reported under Audit fees. These fees primarily consist of matters related to our initial public offering.

Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services and tax services, as well as, to a very limited extent, specifically designated non-audit services which, in the opinion of the Audit Committee, will not impair the independence of the registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, including the fees for the services performed to date. In addition, the Audit Committee also may pre-approve particular services on a case-by-case basis, as required.

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Financial Statements

The financial statements of Accuray Incorporated are set forth in Item 8 of this Report.

(b)          Financial Statement Schedules

		SCHEDULE II
		Valuation and Qualifying Accounts
		Charges
	Beginning	(Deductions)		Ending
	Balance	to Operations	Write- offs	Balance
Accounts receivable allowances
Year ended June 30, 2005	$106	45	(106)	$45
Year ended June 30, 2006	$45	(21)	(4)	$20
Year ended June 30, 2007	$20	2	(2)	$20

(c)           Exhibits

The following exhibits are incorporated by reference or filed herewith.

2.1	Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.(1)
3.2	Amended and Restated Certificate of Incorporation of Registrant.(1)
3.4	Amended and Restated Bylaws of Registrant.(1)
4.2

Investors’ Rights Agreement dated October 30, 2006 by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock.(1)

4.3	Form of Common Stock Certificate.(1)
10.1

Industrial Complex Lease dated July 14, 2003 by and between Registrant and MP Caribbean, Inc., as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.(1)

10.1(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.
10.2	Standard Industrial Lease effective as of June 30, 2005 by and between Registrant and The Realty Associates Fund III, L.P.(1)
10.3*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.(1)
10.4*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.(1)
10.5*	Accuray Incorporated 2007 Incentive Award Plan and forms of agreements relating thereto.(1)
10.6*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.(1)
10.7*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.(1)
10.8*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Euan S. Thomson, Ph.D.(1)
10.9*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Chris A. Raanes.(1)
10.10*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Robert E. McNamara.(1)
10.11	Offer Letter dated July 22, 2004 by and between Registrant and John W. Allison, Ph.D.(1)
10.12*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Eric Lindquist.(1)

10.13*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Wade Hampton.(1)
10.16	License Agreement effective as of December 12, 2004 by and between Registrant and American Science and Engineering, Inc.(1)
10.17	Assignment & Assumption of License and Consent by Supplier effective as of January 10, 2005 by and among Registrant, American Science and Engineering, Inc., Yuri Batygin, and Anatoliy Zapreier.(1)
10.18	Nonexclusive End-User Software License Agreement dated September 9, 2005 by and between Registrant and The Regents of the University of California.(1)
10.19	License Agreement effective as of July 9, 1997 by and between Registrant and The Board of Trustees of the Leland Stanford Junior University.(1)
10.20

Manufacturing License and Technology Transfer Agreement effective as of January 28, 1991 by and between Registrant and Schonberg Radiation Corporation, as amended on April 15, 1996 and November 11, 2002.(1)

10.21	Non-Exclusive System Partner Agreement effective as of September 23, 2005 by and between Registrant and KUKA Robotics Corporation.(1)
10.22	Consulting Agreement effective as of March 11, 2004 by and between Registrant and Forte Automation Systems, Inc.(1)
10.23	Amended and Restated International Distributor Agreement effective as of April 1, 2004 by and between Registrant and President Medical Technologies Co., Ltd. Inc.(1)
10.24	Commission Agreement effective as of August 10, 2006 by and between Registrant and President Medical Technologies Co., Ltd. Inc.(1)
10.25	Assignment Agreement effective as of December 29, 2004 by and between President Medical Technologies Co., Ltd. Inc. and Cowealth Medical Science & Biotechnology Incorporated.(1)
10.26	International Distributor Agreement dated January 21, 2004 by and between Registrant and Chiyoda Technol Corporation.(1)
10.27	Form of Training Center Agreement.(1)
10.28	Form of International Distributor Agreement.(1)
10.29	Form of Sales Agent Agreement.(1)
10.30	Form of CyberKnife G4 Purchase Agreement.(1)
10.31	Form of Diamond Elite Service Agreement.(1)
10.32	Form of Emerald Elite Service Agreement.(1)
10.33	Form of Emerald Basic Service Agreement.(1)
10.34	Form of International Ruby Elite Service Agreement.(1)
10.35	Form of International Diamond Elite Service Agreement.(1)
10.36	Form of International Emerald Elite Service Agreement.(1)
10.37	Form of Platinum Elite Service Agreement.(1)
10.38	Form of Silver Elite Service Agreement.(1)
10.39	Form of International Platinum Elite Service Agreement.(1)
10.40	Form of International Gold Elite Service Agreement.(1)
10.41	Form of International Silver Elite Service Agreement.(1)

10.42	Form of CyberKnife G4 Shared Ownership Agreement.(1)
10.43	Form of CyberKnife G4 Placement Agreement.(1)
10.44	Separation Agreement and Release effective as of April 14, 2006 by and between Registrant and John W. Allison, Ph.D.(1)
10.45	Asset Purchase Agreement effective as of December 12, 2004 by and between the Registrant and American Science and Engineering, Inc.(1)
10.46	Exclusive Manufacturing Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)
10.47	Letter Agreement dated May 20, 2003 by and between the Registrant and Meditec Corporation.(1)
10.48†	CyberKnife Transfer Agreement effective as of March 6, 2006 by and between the Registrant, Marubeni Corporation and Meditec Corporation.(1)
10.49†	Patent and Trademark License Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)
10.50††	Distribution and Remarketing Agreement dated April 3, 2007 by and between the Registrant and Siemens Medical Solutions, Oncology Care Systems Group.
10.51††	License and Development Agreement dated April 27, 2007 by and between the Registrant and CyberHeart, Inc.
10.52	Independent Contractor Agreement effective as of April 1, 2007 by and between Registrant and John R. Adler, as amended by Amendment One to Independent Contractor Agreement to dated of April 10, 2007.
10.53*	Employment Terms Letter dated May 3, 2007 by and between Registrant and Christopher Mitchell.
10.54*	Employment Terms Letter effective as of July 2, 2007 by and between Registrant and Theresa Dadone.
21.1	List of subsidiaries.
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the same numbered exhibit to Amendment No. 6 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2007 (No. 333-138622).

*                    Management contract or compensatory plan or arrangement.

†                    Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. The omitted information has been filed separately with the Securities and Exchange Commission.

††             Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Accuray Incorporated under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 31st day of August 2007.

ACCURAY INCORPORATED
By:	/s/ EUAN S. THOMSON, PH.D.
Euan S. Thomson, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date
/s/ EUAN S. THOMSON, PH.D	President and Chief Executive Officer	August 31, 2007
Euan S. Thomson, Ph.D	and Director (principal executive officer)
/s/ ROBERT E. MCNAMARA	Senior Vice President, Chief Financial	August 31, 2007
Robert E. McNamara	Officer (principal financial and
accounting officer)
/s/ WAYNE WU	Chairman of the Board and Director	August 31, 2007
Wayne Wu
/s/ JOHN R. ADLER, JR., M.D.	Director	August 28, 2007
John R. Adler, Jr., M.D.
/s/ TED T.C. TU	Director	August 31, 2007
Ted T. C. Tu
/s/ ROBERT S. WEISS	Director	August 31, 2007
Robert S. Weiss
/s/ LI YU	Director	August 29, 2007
Li Yu

Exhibit Index

Exhibit No.
2.1	Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.(1)
3.2	Amended and Restated Certificate of Incorporation of Registrant.(1)
3.4	Amended and Restated Bylaws of Registrant.(1)
4.2

Investors’ Rights Agreement dated October 30, 2006 by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock.(1)

4.3	Form of Common Stock Certificate.(1)
10.1

Industrial Complex Lease dated July 14, 2003 by and between Registrant and MP Caribbean, Inc., as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.(1)

10.1(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.
10.2	Standard Industrial Lease effective as of June 30, 2005 by and between Registrant and The Realty Associates Fund III, L.P.(1)
10.3*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.(1)
10.4*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.(1)
10.5*	Accuray Incorporated 2007 Incentive Award Plan and forms of agreements relating thereto.(1)
10.6*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.(1)
10.7*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.(1)
10.8*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Euan S. Thomson, Ph.D.(1)
10.9*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Chris A. Raanes.(1)
10.10*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Robert E. McNamara.(1)
10.11	Offer Letter dated July 22, 2004 by and between Registrant and John W. Allison, Ph.D.(1)
10.12*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Eric Lindquist.(1)
10.13*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Wade Hampton.(1)
10.16	License Agreement effective as of December 12, 2004 by and between Registrant and American Science and Engineering, Inc.(1)
10.17	Assignment & Assumption of License and Consent by Supplier effective as of January 10, 2005 by and among Registrant, American Science and Engineering, Inc., Yuri Batygin, and Anatoliy Zapreier.(1)
10.18	Nonexclusive End-User Software License Agreement dated September 9, 2005 by and between Registrant and The Regents of the University of California.(1)
10.19	License Agreement effective as of July 9, 1997 by and between Registrant and The Board of Trustees of the Leland Stanford Junior University.(1)

10.20

Manufacturing License and Technology Transfer Agreement effective as of January 28, 1991 by and between Registrant and Schonberg Radiation Corporation, as amended on April 15, 1996 and November 11, 2002.(1)

10.21	Non-Exclusive System Partner Agreement effective as of September 23, 2005 by and between Registrant and KUKA Robotics Corporation.(1)
10.22	Consulting Agreement effective as of March 11, 2004 by and between Registrant and Forte Automation Systems, Inc.(1)
10.23	Amended and Restated International Distributor Agreement effective as of April 1, 2004 by and between Registrant and President Medical Technologies Co., Ltd. Inc.(1)
10.24	Commission Agreement effective as of August 10, 2006 by and between Registrant and President Medical Technologies Co., Ltd. Inc.(1)
10.25	Assignment Agreement effective as of December 29, 2004 by and between President Medical Technologies Co., Ltd. Inc. and Cowealth Medical Science & Biotechnology Incorporated.(1)
10.26	International Distributor Agreement dated January 21, 2004 by and between Registrant and Chiyoda Technol Corporation.(1)
10.27	Form of Training Center Agreement.(1)
10.28	Form of International Distributor Agreement.(1)
10.29	Form of Sales Agent Agreement.(1)
10.30	Form of CyberKnife G4 Purchase Agreement.(1)
10.31	Form of Diamond Elite Service Agreement.(1)
10.32	Form of Emerald Elite Service Agreement.(1)
10.33	Form of Emerald Basic Service Agreement.(1)
10.34	Form of International Ruby Elite Service Agreement.(1)
10.35	Form of International Diamond Elite Service Agreement.(1)
10.36	Form of International Emerald Elite Service Agreement.(1)
10.37	Form of Platinum Elite Service Agreement.(1)
10.38	Form of Silver Elite Service Agreement.(1)
10.39	Form of International Platinum Elite Service Agreement.(1)
10.40	Form of International Gold Elite Service Agreement.(1)
10.41	Form of International Silver Elite Service Agreement.(1)
10.42	Form of CyberKnife G4 Shared Ownership Agreement.(1)
10.43	Form of CyberKnife G4 Placement Agreement.(1)
10.44	Separation Agreement and Release effective as of April 14, 2006 by and between Registrant and John W. Allison, Ph.D.(1)
10.45	Asset Purchase Agreement effective as of December 12, 2004 by and between the Registrant and American Science and Engineering, Inc.(1)
10.46	Exclusive Manufacturing Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)
10.47	Letter Agreement dated May 20, 2003 by and between the Registrant and Meditec Corporation.(1)
10.48†	CyberKnife Transfer Agreement effective as of March 6, 2006 by and between the Registrant, Marubeni Corporation and Meditec Corporation.(1)

10.49†	Patent and Trademark License Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)
10.50††	Distribution and Remarketing Agreement dated April 3, 2007 by and between the Registrant and Siemens Medical Solutions, Oncology Care Systems Group.
10.51††	License and Development Agreement dated April 27, 2007 by and between the Registrant and CyberHeart, Inc.
10.52	Independent Contractor Agreement effective as of April 1, 2007 by and between Registrant and John R. Adler, as amended by Amendment One to Independent Contractor Agreement to dated of April 10, 2007.
10.53*	Employment Terms Letter dated May 3, 2007 by and between Registrant and Christopher Mitchell.
10.54*	Employment Terms Letter effective as of July 2, 2007 by and between Registrant and Theresa Dadone.
21.1	List of subsidiaries.
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the same numbered exhibit to Amendment No. 6 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2007 (No. 333-138622).

*                    Management contract or compensatory plan or arrangement.

†                    Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. The omitted information has been filed separately with the Securities and Exchange Commission.

††             Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Accuray Incorporated under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.