Form 10-Q
period 2007-09-29
ACCURAY INC
filed 2007-11-13
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

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

As of October 31, 2007, there were 54,581,364 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	June 30,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,111	$204,830
Accounts receivable, net of allowance for doubtful accounts of $20 at September 30, 2007 and June 30, 2007	15,178	10,105
Inventories	17,099	16,984
Prepaid expenses and other current assets	6,470	7,937
Deferred cost of revenue—current	24,894	30,709
Total current assets	255,752	270,565
Property and equipment, net	27,382	23,937
Goodwill	4,495	4,495
Intangible assets, net	1,120	1,184
Deferred cost of revenue—noncurrent	30,269	30,522
Other assets	1,274	1,406
Total assets	$320,292	$332,109
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,613	$14,147
Accrued compensation	8,373	13,127
Other accrued liabilities	5,936	4,113
Customer advances—current	9,355	12,634
Deferred revenue—current	71,393	78,022
Total current liabilities	106,670	122,043
Long-term liabilities:
Customer advances—noncurrent	14,289	8,388
Deferred revenue—noncurrent	66,087	76,235
Total liabilities	187,046	206,666
Commitments and contingencies (Note 6)

Stockholders' equity
Preferred stock, $0.001 par value; authorized: 5,000,000 shares at September 30, 2007 and June 30, 2007; no shares issued and outstanding.	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares at September 30, 2007 and June 30, 2007; issued and outstanding: 54,563,783 and 54,525,620 shares, respectively, at September 30, 2007 and 53,798,643 and 53,798,643 shares, respectively, at June 30, 2007.	54	53
Additional paid-in capital	257,437	251,637
Accumulated other comprehensive income (loss)	(1)	10
Accumulated deficit	(124,244)	(126,257)
Total stockholders' equity	133,246	125,443
Total liabilities and stockholders' equity	$320,292	$332,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,
	2007	2006
Net revenue:
Products	$36,984	$26,767
Shared ownership programs	2,312	2,226
Services	6,999	2,969
Other	2,351	809
Total net revenue	48,646	32,771
Cost of revenue:
Cost of products	16,440	10,716
Cost of shared ownership programs	712	606
Cost of services	4,458	1,670
Cost of other	1,125	476
Total cost of revenue	22,735	13,468
Gross profit	25,911	19,303
Operating expenses:
Selling and marketing	10,156	7,530
Research and development	7,715	6,182
General and administrative	7,901	4,619
Total operating expenses	25,772	18,331
Income from operations	139	972
Other income (expense):
Interest and other income	2,674	358
Interest and other expense	(62)	(151)
Income before provision for income taxes and cumulative effect of change in accounting principle	2,751	1,179
Provision for income taxes	486	59
Income before cumulative effect of change in accounting principle	2,265	1,120
Cumulative effect of change in accounting principle, net of tax of $0	—	838
Net income	$2,265	$1,958

Net income per common share, basic and diluted:
Basic
Income before cumulative effect of change in accounting principle	0.04	0.03
Cumulative effect of change in accounting principle	—	0.02
Basic net income per share	$0.04	$0.05
Diluted
Income before cumulative effect of change in accounting principle	$0.04	$0.02
Cumulative effect of change in accounting principle	—	$0.02
Diluted net income per share	$0.04	$0.04
Weighted average common shares outstanding used in computing net income per share:
Basic	54,025	41,445
Diluted	61,154	49,851
Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:
Cost of revenue	$321	$217
Selling and marketing	$1,107	$649
Research and development	$675	$449
General and administrative	$2,201	$897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2007	2006

Cash Flows From Operating Activities
Net income	$2,265	$1,958

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,818	1,322
Stock-based compensation	4,304	2,212
Loss on write-down of inventories	229	—
Loss on disposal of property and equipment	3	17
Cumulative effect of change in accounting principle	—	(838)
Changes in assets and liabilities:
Accounts receivable	(5,113)	(4,646)
Inventories	(2,288)	(3,859)
Prepaid expenses and other current assets	1,407	(2,313)
Deferred cost of revenue	5,607	2,539
Other assets	126	(11)
Accounts payable	(2,579)	1,265
Accrued liabilities	(3,081)	(1,042)
Customer advances	2,643	5,787
Deferred revenue	(16,760)	(4,489)

Net cash used in operating activities	(11,419)	(2,098)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,520)	(894)
Net cash used in investing activities	(2,520)	(894)

Cash Flows From Financing Activities
Exercise of common stock options	1,431	46
Stock repurchases	(523)	—
Income tax benefits from employee stock plans	336	—
Net cash provided by financing activities	1,244	46
Effect of exchange rate changes on cash	(24)	—
Net decrease in cash and cash equivalents	(12,719)	(2,946)
Cash and cash equivalents at beginning of period	204,830	27,856
Cash and cash equivalents at end of period	$192,111	$24,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Organization

Accuray Incorporated (the “Company”) was incorporated in California in December 1990 and commenced operations in January 1992. The Company was reincorporated in Delaware in February 2007 upon completion of its initial public offering (“IPO”).  The Company designs, develops and sells the CyberKnife system, an image-guided robotic radiosurgery system used for the treatment of solid tumors anywhere in the body.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

On October 1, 2006, the Company prospectively changed its fiscal calendar to a 52- or 53- week period.  The Company’s fiscal year ends on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2008 and 2007 are both comprised of 52-weeks.  For ease of presentation purposes, the condensed financial statements and notes refer to September 30, 2007 and 2006 as the quarter ends.

Basis of Presentation and Principles of Consolidation

In December 2003, the Company formed a wholly owned subsidiary, Accuray International SARL, headquartered in Geneva, Switzerland. The purpose of Accuray International is to manage the sales, marketing and service activities of Accuray’s international subsidiaries. In January 2004, the Company formed a wholly owned subsidiary, Accuray Europe SARL, headquartered in Paris, France. The purpose of Accuray Europe is to market the Company’s products in Europe. In January 2005, the Company completed the purchase of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”) and integrated this operation into the Company’s existing manufacturing operation. In October 2005, the Company formed a wholly owned subsidiary, Accuray UK Ltd, headquartered in London, United Kingdom. The purpose of Accuray UK Ltd is to market the Company’s products in the United Kingdom and other countries in northern Europe. In December 2005, the Company formed a wholly owned subsidiary, Accuray Asia Limited, headquartered in Hong Kong, SAR. The purpose of Accuray Asia Limited is to market the Company’s products in Asia. In January 2007, the Company formed a wholly owned subsidiary, Accuray Japan KK, headquartered in Tokyo, Japan.  The purpose of Accuray Japan KK is to market the Company’s products in Japan.  In June 2007, the Company formed a wholly owned subsidiary, Accuray Spain, S.L.U.  The purpose of Accuray Spain is to market the Company’s products in Spain.  The condensed consolidated financial statements include the accounts of the subsidiaries, and all inter-company transactions and balances have been eliminated.

The accompanying condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended September 30, 2007 and 2006 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2007 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s consolidated financial position as of September 30, 2007, consolidated results of operations for the three months ended September 30, 2007 and 2006 and cash flows for the three months ended September 30, 2007 and 2006.  The results for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending June 30, 2008 or for any other interim period or for any future year.  Certain prior period balances have been reclassified to conform to current period presentation.

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

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated comprehensive income within the statement of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of other income (expense).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts and amounted to $187.3 million and $191.4 million at September 30, 2007 and June 30, 2007, respectively.

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

Accounts receivable are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations. The Company’s allowance for doubtful accounts was approximately $20,000 at both September 30, 2007 and June 30, 2007.  For the three months ended September 30, 2007 and 2006, the Company had one and four customers that represented approximately 17% and 43% of revenue, respectively.  At September 30, 2007 and June 30, 2007, the Company had two and three customers that represented approximately 48% and 61% of accounts receivable, respectively.

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

Revenue Recognition

Revenue is generated from the sale of products, shared ownership programs, and by providing related services, which can include installation services, post-contract customer support (“PCS”), training and consulting. The Company’s products and upgrades to those products include software that is essential to the functionality of the products and accordingly, the Company accounts for the sale of its products pursuant to Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.

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

Other revenue primarily consists of upgrade revenues related to the sale of PCS contracts for specialized services specifically contracted to provide current technology capabilities for units previously sold through a distributor into the Japan market. The upgrade programs include elements where VSOE of fair value has not been established for the PCS. As a result, associated revenues are deferred and recognized ratably over the term of the PCS arrangement, generally four years.

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

The Company also enters into shared ownership programs with certain customers. Under the terms of such programs, the Company retains title to its CyberKnife system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon their use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront, non-refundable payments from the customer are deferred and recognized as revenue over the contractual period. Revenues from shared ownership programs are recorded as they become earned and receivable and are included within shared ownership program revenues in the consolidated statements of operations.

The CyberKnife systems associated with the Company’s shared ownership programs are recorded within property, plant and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership programs.  The shared ownership programs typically have a term of five years. During this term the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the minimum monthly payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be purchased as part of the arrangement. During the three months ended September 30, 2007 and 2006, $3.2 million and $0, respectively, of total revenue was recognized in the consolidated statement of operations from a former shared ownership program customer that had purchased the shared ownership CyberKnife system.  At September 30, 2007 and June 30, 2007, the Company had $345,000 and $3.6 million, respectively, recorded in deferred revenue for the purchase of such CyberKnife system.

Future minimum revenues under shared ownership arrangements as of September 30, 2007 are as follows (in thousands):

Year ending June 30,
2008 (remaining nine months)	$2,355
2009	3,420
2010	2,880
2011	2,400
2012	1,500
2013 and thereafter	130
Total	$12,685

Total usage-based fee revenues, included in shared ownership revenue, earned from the CyberKnife systems attributable to the shared ownership programs were $1.7 million and $1.6 million for the three months ended September 30, 2007 and 2006, respectively.

The Company also recognizes revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  The Company recognizes any loss provisions from the total contract in the period such loss is identified. During the three months ended September 30, 2007 and 2006, no revenues or loss provisions have been recorded. As of September 30, 2007 and June 30, 2007,

$691,000 and $323,000 of costs have been recorded in deferred cost of revenue related to the contract manufacture of non-medical linacs, respectively.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and the satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance monthly minimum lease payments, which will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Service revenue is recognized ratably over the service period. Deferred other revenue results primarily from the Japan upgrade services programs and is due to timing differences between the receipt of cash payments for those upgrades and final delivery to the end user customer. Deferred cost of revenue consists of the direct costs associated with the manufacture of units, direct service costs and deferred costs associated with the Japan upgrade services programs for which the revenue has been deferred in accordance with the Company’s revenue recognition policies. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through September 30, 2007, there have been no such impairment losses.

Stock-Based Compensation

Effective July 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123(R)”) using the modified prospective method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date and (b) based on the previous requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended September 30, 2007 and 2006 such that expense was recorded only for those stock-based awards that are expected to vest.  During the three months ended September 30, 2006, upon adoption of SFAS 123(R), the Company recorded a cumulative effect of a change in accounting principle of approximately $838,000, net of tax of $0, to reflect this change in accounting for estimated forfeitures related to periods prior to July 1, 2006.

The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. Prior to the Company’s IPO, the Company engaged an unrelated third-party appraisal firm to assist management in this process by providing a valuation analysis that valued the Company’s common stock.   Following the IPO, the fair value of the Company’s common stock is determined by its closing market price published by the Nasdaq Global Market.

Under SFAS 123(R), the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term of stock options is based upon the vesting term of the Company’s stock options (i.e., 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate.

During the three months ended September 30, 2007 and 2006, the estimated fair value of the stock options granted was calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $12.80 and $29.25 per share.  For the three months ended September 30, 2007 and 2006 the Company recognized $3.2 million and $2.2 million, respectively, of stock-based compensation expense for stock options granted to employees.  The following weighted-average assumptions were used during the three months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,
	2007	2006
Risk-free interest rate	4.44%	4.89%
Dividend yield	—	—
Expected life	6.25	6.25
Expected volatility	60.6%	80.6%

In January 2007, the Company implemented the 2007 Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates.  During fiscal year 2007, the estimated fair value of ESPP shares was calculated at the date of grant using the Black-Scholes option pricing model, using a fair value of common stock of $18.00 per share.  Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term of options is based upon the offering period of the ESPP.  The risk-free rate for the expected term of the ESPP option is based on the U.S. Treasury Constant Maturity rate. For the three months ended September 30, 2007, the Company recognized $255,000 of compensation expense related to its ESPP.  The following weighted-average assumptions were used to value ESPP shares at the date of grant:

Three Months Ended
September 30, 2007 (1)
Risk-free interest rate	5.16%
Dividend yield	—
Expected life	0.75
Expected volatility	49.9%

(1)          There were no ESPP shares granted during the three months ended September 30, 2007 and 2006.

During the three months ended September 30, 2007, the Company recognized $817,000 of stock-based compensation expense, net of forfeitures, for restricted stock units granted.   No restricted stock units were issued as of September 30, 2006.

Excess tax benefits from tax deductions for exercised options and disqualifying dispositions, in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits for the three months ended September 30, 2007 and 2006 were $336,000 and $0, respectively.

As of September 30, 2007, we capitalized stock-based compensation costs of $253,000, which were included as components of inventory and deferred cost of revenue.

Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from outstanding stock options, restricted stock units and warrants based on the treasury stock method. In periods when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method. In periods when a net loss is reported, potential shares from stock options, restricted stock units and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and diluted net loss per share results in the same value.

For the three months ended September 30, 2007, the basic and diluted net income per share were based on weighted-average shares of 54,024,502 and 61,153,801, respectively.  For the three months ended September 30, 2006 the basic and diluted net income per share were based on weighted average shares of 41,445,080 and 49,851,257, respectively.  The number of anti-dilutive shares excluded from the calculation of diluted income per share are as follows:

	Three Months Ended September 30,
	2007	2006
Options to purchase common stock	523,828	424,708
Restricted stock units	658,376	—
Warrants	—	39,033
	1,182,204	463,741

The following table sets forth the basic and diluted per share computations:

	Three Months Ended September 30,
	2007	2006
Numerator:
Net income (in thousands)	$2,265	$1,958
Denominator:
Weighted-average shares of common stock outstanding	54,024,502	16,258,795
Preferred stock (as if converted)	—	25,186,285
Basic weighted-average shares outstanding	54,024,502	41,445,080
Stock options, restricted stock units and warrants	7,129,299	8,406,177
Diluted weighted-average shares of common stock outstanding	61,153,801	49,851,257

Basic net income per share:	$0.04	$0.05
Diluted net income per share:	$0.04	$0.04

Income Taxes

The Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates prior to the completion and filing of tax returns for such periods.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.  For the three months ended September 30, 2007, the provision for income taxes was determined using the annual effective tax rate method for all entities as these entities are projected to be profitable for the year.

The Company records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized.  Because of the uncertainty of the realization of the deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48. Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement with SFAS No. 109, Accounting for Income Taxes (“FAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted the provisions of FIN 48 effective July 1, 2007.

As a result of the implementation of FIN 48, the Company recognized a tax reserve for uncertain tax positions of $252,000, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings.  Furthermore, the Company had $4.8 million of unrecognized tax benefits, all of which would affect its income tax expense if recognized.  The unrecognized tax benefits mainly relate to federal and state net operating losses and research tax credits.  There have been no material changes in unrecognized tax benefits since July 1, 2007.  The Company files income tax returns in the US federal jurisdiction, and various states and foreign jurisdictions.  Due to R&D tax credits being carried forward, the statute of limitations remains open for US, states, and non-US income tax examinations for tax years from 1999 and forward.

In accordance with FIN 48, the Company classifies interest and penalties as a component of tax expense.  Such interest and penalties were immaterial as of July 1, 2007.

Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the United States are insignificant.

The following summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2007	2006
United States (including Puerto Rico)	$29,768	$21,415
Europe	1,249	4,280
Asia (except Japan)	11,553	5,720
Japan	6,076	1,356
Total	$48,646	$32,771

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

In September 2006, the FASB issued SFAS 157. The standard defines fair value and provides a framework for using fair value to measure assets and liabilities. SFAS 157 establishes the principle that fair value should consider characteristics specific to the asset or liability based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007, though early adoption is permitted. The Company has not yet determined the impact this standard will have on its consolidated financial statements.

3. BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2007	June 30, 2007
Accounts receivable	$15,198	$9,267
Unbilled fees and services	—	858
	15,198	10,125
Less: Allowance for doubtful accounts	(20)	(20)
	$15,178	$10,105

Inventories

                Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in thousands):

	September 30, 2007	June 30, 2007
Raw materials	$10,271	$9,776
Work-in-process	3,442	2,525
Finished goods	3,386	4,683
	$17,099	$16,984

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2007	June 30, 2007
Furniture and fixtures	$2,491	$1,605
Computer and office equipment	6,039	5,529
Leasehold improvements	7,448	7,387
Machinery and equipment	10,921	9,747
CyberKnife® shared ownership systems	14,948	12,393
	41,847	36,661
Less: Accumulated depreciation and amortization	(14,465)	(12,724)
Property and equipment, net	$27,382	$23,937

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2007 and 2006 was $1.7 million and $1.3 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership programs at September 30, 2007 and June 30, 2007 was $3.6 million and $3.3 million, respectively.

4. GOODWILL AND OTHER PURCHASED INTANGIBLES

In accordance with SFAS No.  142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. SFAS 142 requires that the Company perform an annual test for impairment of intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. The Company performed the annual test for impairment in December 2006 concluding that there was no impairment of goodwill.  At September 30, 2007 there have been no indicators to perform an interim test.

The amortization expense relating to intangible assets for both the three months ended September 30, 2007 and 2006 was approximately $65,000.  The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at September 30, 2007 and June 30, 2007 (in thousands):

	September 30, 2007	June 30, 2007
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(690)	(626)
Intangible assets, net	$1,120	$1,184

The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized intangible assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of September 30, 2007, is as follows (in thousands):

Year ending June 30,
2008 (remaining nine months)	$193
2009	258
2010	258
2011	258
2012	153
Total	$1,120

5. SERVICE PLAN CONTRACTS

Service contract revenue for providing parts, warranty, product updates and upgrades and customer support is deferred and recognized ratably over the contractual service period, generally one year, until no further obligation exists.

Deferred service contract revenue included in deferred revenue is (in thousands):

Balance at June 30, 2007	$41,080
Add payments received	$7,945
Less revenue recognized	$(5,744)
Balance at September 30, 2007	$43,281

Costs incurred under service contracts included in cost of revenue were approximately $4.4 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively.

6. COMMITMENTS AND CONTINGENCIES

Royalty Agreements

In January 1991, July 1997 and January 1999, the Company entered into a license and royalty agreement in exchange for an exclusive license to use certain technology.  Under these agreements, the Company is obligated to pay a predetermined amount for each CyberKnife system shipped that includes the licensed technology.   Royalty expense recognized in cost of revenue or deferred cost of revenue sold under these agreements were approximately $68,000 and $204,000 during the three months ended September 30, 2007 and 2006, respectively. Of these amounts, expense recorded in relation to Stanford University (“Stanford”) were $30,000 for both the three months ended September 30, 2007 and 2006.  At September 30, 2007 and June 30, 2007, the Company had accrued amounts of approximately $77,000 and $90,000, respectively, which are included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement, of which approximately $30,000 and $45,000 at September 30, 2007 and June 30, 2007, respectively, were in relation to Stanford.

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

7. COMMON STOCK

As of September 30, 2007, 54,563,783 and 54,525,620 shares, of common stock were issued and outstanding, respectively. As of June 30, 2007, 53,798,643 shares of common stock were issued and outstanding.

In August 2007 the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the Company to repurchase shares of its common stock.  Under the plan, the Company has the ability to acquire up to $25.0 million of common shares in the open market over a period of one year.  As of September 30, 2007, the Company had repurchased 38,163 shares of its common stock for $523,000.  Such shares were not retired and returned to the status of authorized, unissued shares.  Accordingly, such shares remain issued and classified as treasury stock as of September 30, 2007. As of September 30, 2007, the Company had $523,000 recorded as treasury stock.

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

In 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Incentive Award Plan (the “2007 Plan”).  Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 4,500,000 shares.  As of September 30, 2007, the 1993 Plan and the 1998 Plan continued to remain in effect along with the 2007 Plan; however, options can no longer be granted from the 1993 and 1998 Plans.

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

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company’s common stock on September 30, 2007 of $17.46 and the exercise price for stock options) that would have been received by option holders if all options had been exercised on September 30, 2007. The total intrinsic value of options exercised in the three months ended September 30, 2007 and 2006 was approximately $9.6 million and $167,000, respectively. Cash received from option exercises for the three months ended September 30, 2007 and 2006 was $1.4 million and $46,000, respectively.

			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
	Options	average	contractual	value as of
	outstanding	exercise price	life (years)	September 30, 2007
Balance at June 30, 2007	10,791,875	$3.79
Options granted	504,000	$16.00
Options forfeited	(70,050)	$5.62
Options exercised	(765,140)	$1.87
Balance at September 30, 2007	10,460,685	$4.51	6.67	$138,367,239
Vested or Expected to vest at September 30, 2007	10,189,302	$4.36	6.61	$136,201,077
Exercisable at September 30, 2007	7,114,685	$2.31	5.80	$108,195,531

As of September 30, 2007, there was approximately $26.5 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.59 years. The Company’s current practice is to issue new shares to satisfy share option exercises.  The total fair value of shares vested during the three months ended September 30, 2007 and 2006 was $4.8 million and $3.0 million, respectively.

The weighted average grant date fair values of options granted were $8.90 and $10.39 per share for the three months ended September 30, 2007 and 2006, respectively.

Employee Stock Purchase Plan

In  2007 the Board of Directors approved the 2007 Employee Stock Purchase Plan.  Under the ESPP, the Company is authorized to issue up to 1,000,000 shares of common stock.  Qualified employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally occurring every six months.  Employees’ payroll deductions may not exceed 10% of their compensation.  Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

The ESPP was initiated during the fiscal year 2007.  As of September 30, 2007, there was approximately $180,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over the next two months.  The fair value of ESPP shares was $6.94 per share for the three months ended September 30, 2007.

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

Restricted stock unit activity for the three months ended September 30, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested resticted stock units at June 30, 2007	648,330	$28.16
Restricted stock units granted	60,750	$15.73
Forfeitures	(22,415)	$28.47
Unvested resticted stock units at September 30, 2007	686,665	$27.08

As of September 30, 2007, there was approximately $16.4 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.39 years.

8. RELATED PARTY TRANSACTIONS

The Company recognized revenue of approximately $1.2 million and $1.2 million during the three months ended September 30, 2007 and 2006, respectively,  relating to products and services provided to Meditec.  Meditec’s parent, Marubeni Corporation, is a stockholder of the Company. At September 30, 2007 and June 30, 2007, amounts of $6.6 million and $7.7 million, respectively, were recorded as deferred revenue and advances relating to payments made by Meditec for certain products and services. At September 30, 2007 and June 30, 2007, $0 was due from Meditec.

The Company recognized revenue of approximately $170,000 and $3.1 million during the three months ended September 30, 2007 and 2006, respectively, relating to products and services provided to Stanford. The Company’s former Chief Executive Officer, Dr. John R. Adler, Jr., is an active member of the faculty at Stanford. Currently, he is a member of the Board of Directors and holds the position of Professor of Neurosurgery and Radiation Oncology at Stanford. At September 30, 2007 and June 30, 2007, amounts of approximately $40,000 and $231,000, respectively, were recorded as deferred revenue and advances relating to payments made by Stanford. At September 30, 2007 and June 30, 2007, $479,000 and $0 were due from Stanford, respectively.  The Company also has a license agreement with Stanford as disclosed in Note 6.

In April 2006, the Company entered into a consulting agreement with Dr. Adler, which terminated any prior consulting agreements.  Under this consulting agreement, Dr. Adler was entitled to receive a maximum compensation of $137,000 per year, payable at the beginning of each quarter beginning on April 1, 2006. Additionally Dr. Adler entered into a consulting agreement with the CyberKnife Society in April 2006. The Company assumed the contractual obligations of the CyberKnife Society under this agreement, effective as of October 3, 2006. Under this consulting agreement, Dr. Adler provides services to the CyberKnife Society and is entitled to receive a maximum compensation of $76,000 per year, payable at the beginning of each quarter beginning on April 1, 2006.

In April 2007, the Company entered into a consulting agreement with Dr. Adler, which terminated all prior consulting agreements.   Under the new consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $149,100 per year, payable at the beginning of each quarter beginning on April 1, 2007.  This agreement has a term of one year and will renew for successive one-year periods, unless either party provides 30 days’ written notice of termination prior to the expiration of each one-year period. The Company recognized consulting expense for Dr. Adler of $37,000 and $34,000 for the three months ended September 30, 2007 and 2006, respectively, pursuant to these agreements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2007 and results of operations for the three months ended September 30, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization, which as of September 30, 2007 included 90 sales personnel. Outside the United States, we sell to customers in over 45 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China and Tokyo, Japan.

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership programs. As of September 30, 2007, we had 114 CyberKnife systems installed at customer sites, including 103 sold directly to customers and 11 pursuant to shared ownership programs.  Of the 114 systems installed, 76 are in the Americas, 26 are in Asia and 12 are in Europe.

Under the shared ownership program, we retain title to the CyberKnife system while the customer has use of the system. Our shared ownership contracts generally require a minimum monthly payment from the customer, and we may earn additional revenue based on the usage of the system at the site. Generally, minimum monthly payments are equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. We expect to continue to offer shared ownership programs to new customers and believe the number of installed units pursuant to and revenue from our shared ownership programs to increase in future periods, but to decrease as a percentage of total revenue as we recognize more revenue from CyberKnife systems sold to customers, or as shared ownership units are purchased by customers.

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

We generate revenue by selling the CyberKnife system and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current list price for the CyberKnife system is approximately $4.2 million, which includes installation, initial training and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. The Diamond plan has a list price of $460,000 per year, and provides for annual renewal for four years including the one-year warranty period. The customer may cancel the service plan at any time. As of September 30, 2007, 83 of our customers had purchased service plans. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have future upgrade obligations. In these cases, we will recognize revenue, including Cyberknife product revenue, only when all upgrade obligations are satisfied.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For the 2007 calendar year, under the finalized Medicare payment rules, the national payment rates for procedures billed using Medicare billing codes for treatments using the CyberKnife system are $3,896 for the first treatment and $2,645 for each treatment thereafter, up to a maximum of five treatments.  For the calendar year 2008, CMS has published increased payment rates as compared to 2007.  The published payment rates for the calendar year 2008 are $3,930 for the first treatment and $2,871 for each treatment thereafter.  We do not expect a material impact on our consolidated financial position or results of operations for the year ended June 30, 2008.

Our total net revenue was $48.6 million during the three months ended September 30, 2007. Our net income was $2.3 million during the three months ended September 30, 2007.  Our net cash used in operating activities was $11.4 million during the three months ended September 30, 2007.  As of September 30, 2007, our backlog was approximately $641.8 million.

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

Material Weaknesses in Internal Controls

In connection with the audit of our consolidated financial statements for the year ended June 30, 2007, our independent registered public accounting firm identified material weaknesses and significant deficiencies in our internal controls over financial reporting. These material weaknesses and significant deficiencies relate to a lack of segregation of duties, inadequate review procedures, and the misapplication of accounting policies, including policies related to revenue recognition and stock-based compensation.

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

Financial Operations

Sales and Installation Cycle

The CyberKnife system has a relatively long sales and installation cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. The typical sales and installation cycle is 12 to 18 months in duration and involves multiple steps. Initial steps may include pre-selling activity followed by execution of a letter of intent, or LOI, which is typically non-binding in nature but which sets forth the customer’s intention to acquire a CyberKnife system. The next step is typically the execution of a terms agreement setting forth the business and economic terms for the purchase or acquisition of the CyberKnife system and multiyear service plan. After execution of a terms agreement, the customer typically has a 30 to 45 day window in which to complete final negotiation of legal terms for the purchase or acquisition of the CyberKnife system. We bifurcated the process of negotiating agreements on business and legal terms in order to reduce the level of sales force involvement in negotiation of legal terms and improve the efficiency of our customer contracting process. The last step in the sales and installation cycle is installation of the CyberKnife system. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need, or CON, both of which must be granted by state and local government bodies. In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. On average it takes three months from the signing of an LOI to the execution of a terms agreement. We typically receive a deposit at the time the terms agreement is entered into, and the remaining balance for the purchase of the CyberKnife system upon installation. The customer also typically selects a service plan at the time of signing a CyberKnife system terms agreement and enters into the service plan agreement prior to installation of the system.

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

Warranty

All customers purchasing a CyberKnife system receive a one-year warranty. In the event that a customer does not purchase a multiyear service plan, we recognize the CyberKnife system purchase price less the fair value of one year of support upon installation. We recognize the value of one year of support pro rata over the twelve months following installation. If the customer does purchase a multiyear service plan, the revenue recognition is as described above.

Shared Ownership Programs Revenue

As of September 30, 2007, our shared ownership programs involved U.S. sites only. We recognize revenue monthly from our shared ownership programs that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from shared ownership programs of $2.3 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively.  In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

The CyberKnife system shared ownership units are recorded within property, plant and equipment and are depreciated over their estimated life of ten years. Depreciation and warranty expense attributable to shared ownership units are recorded within cost of shared ownership programs as they are incurred.

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

In situations with legacy plans where we have future obligations related to software upgrades that are subject to potential refunds, we defer revenue from the sale and service of the CyberKnife system until the final upgrade has been delivered and accepted. After we have delivered all upgrades associated with a service plan and thus eliminated any contractual right to a refund, we ratably recognize the revenue from the sale of the CyberKnife system and the plan over the remaining life of the contract or until we have VSOE of the fair value of remaining undelivered elements. Net revenue from international customers was $18.9 million and $11.3 million for the three months ended September 30, 2007 and 2006, respectively.

Backlog

Beginning with the quarter ended March 31, 2007, we revised our definition of backlog to consist of the sum of deferred revenue, future payments that our customers are contractually committed to make and signed contingent contracts that we believe have a substantially high probability of being booked as revenue from CyberKnife system purchase agreements, service plans and minimum payment requirements associated with our shared ownership programs. We adopted this new definition of backlog in part because of the changes in our customer contracting process under which customers initially enter into a terms agreement setting forth the business and economic terms for purchase or acquisition of a CyberKnife system and then have a specified time frame in which to negotiate legal terms. Contingencies associated with contingent contracts that are included within backlog may include final negotiation and agreement upon our legal terms for the purchase or acquisition of the CyberKnife system, state or local government approval of a certificate of need for the installation of a radiosurgery system, approval by the board of directors of the hospital or other purchaser of the system and establishment of financing and legal entities by purchasers of systems. We review, on a quarterly basis with respect to each contingent contract included in backlog, whether customer engagement and progress toward satisfaction of contingencies warrant continued inclusion of the contract within backlog.   We previously defined

backlog as the sum of the deferred revenue and future payments that our customers are contractually committed to make, but which we have not yet received.

As of September 30, 2007, our backlog under this new definition was approximately $641.8 million. Of the total backlog, $350.9 million represented CyberKnife system sales, and $290.9 million represented revenue from service plans and other recurring revenues. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. Although backlog includes contractual commitments from our customers, we may be unable to convert all of this backlog into recognized revenue due to factors outside our control.

Results of Operations

Overview

Our results of operations are divided into the following components:

Net revenue.  Our net revenue consists primarily of product revenue (revenue derived from the sale of CyberKnife systems and the sale of linacs for other uses), shared ownership programs revenue (revenue generated from shared ownership programs), services revenue (revenue generated from sales of service plans and training) and other revenue (revenue from specialized custom services for Japan upgrades).

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

Interest and other income.  Interest and other income consist primarily of interest earned on our cash and cash equivalents.

Interest and other expense.  Interest and other expense consist primarily of losses from the disposal of property and equipment and foreign exchange transaction losses.

Deferred Revenue—Legacy Multiyear Service Plans

We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum and Gold service plans, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring the cash received for the purchase of the CyberKnife system and multiyear service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied obligations for delivery of upgrades under the plans, we recognize revenue pro rata over the remaining life of the service plan. We have not offered these legacy multiyear service plans to new customers since we introduced our Diamond plan in October 2005, but continue to service 45 legacy plans as of September 30, 2007. Therefore, our deferred revenue has been higher in certain periods where we have installed more units with legacy contracts, and it could be higher in the short term until we can satisfy the contractual obligations and recognize the revenue associated with those installed units. Our operating expenses as a percentage of total net revenue are relatively higher, when compared to companies at a similar stage of commercialization, in the periods where we have had a higher mix of deferred revenue and thus lower total net revenue. In future periods, we expect operating expenses as a percentage of total net revenue to decline.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net revenue

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Net revenue	$48,646	$32,771
Products	$36,984	$26,767
Shared ownership programs	$2,312	$2,226
Service	$6,999	$2,969
Other	$2,351	$809

Total net revenue for the three months ended September 30, 2007 increased $15.9 million from the three months ended September 30, 2006.  Product revenue for the three months ended September 30, 2007 increased $10.2 million from the three months ended September 30, 2006. The increase was primarily attributable to an increase in the number of new CyberKnife system units we recognized revenue from in the first quarter of fiscal 2008 and a change in the mix of service plans.  In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue from the sale of 11 and 8 CyberKnife systems in the three months ended September 30, 2007 and 2006, respectively.  In the three months ended September 30, 2007, five CyberKnife system units were installed including four units sold and one attributable to our shared ownership programs, compared to six units installed and sold in the three months ended September 30, 2006.  During the three months ended September 30, 2007, we satisfied all revenue recognition criteria for four units previously sold to a distributor in China.  As of June 30, 2007, these units were recorded in deferred revenue.  Accordingly, we recognized $7.5 million of products revenue related to these units during the three months ended September 30, 2007.  In addition, we recognize revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations.  During the three months ended September 30, 2007 and 2006, we recognized products revenue attributable to these legacy multiyear plans for 11 units and 1 unit, respectively.

Service revenue for the three months ended September 30, 2007 increased approximately $4.0 million from the three months ended September 30, 2006, primarily attributable to an increase in the number of customer sites under service plans. Revenue from upgrade services in Japan, classified as “Other revenue” in our consolidated statements of operations, increased approximately $1.5 million for the three months ended September 30, 2007 from the three months ended September 30, 2006 due to an increase in upgrade services provided to our installed systems in Japan.

Cost of revenue

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cost of revenue	$22,735	$13,468
% of net revenue	46.7%	41.1%

Total cost of revenue for the three months ended September 30, 2007 increased $9.3 million from the three months ended September 30, 2006. The increase was primarily attributable to an increase in the number of CyberKnife systems recognized as revenue during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. As a percentage of total net revenue, total cost of revenue for the three months ended September 30, 2007 increased to 46.7% as compared to 41.1% for the three months ended September 30, 2006.  The increase in total cost of revenue as a percentage of total net revenue was a result of an increase in CyberKnife system shipments through our distributor channel, as units sold through distributors typically have lower gross margins than direct sales. Also contributing to the decrease in gross margins were increased sales of non-medical linacs, which typically have significantly lower gross margins than sales of CyberKnife systems.

Selling and marketing expenses

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Sales and marketing	$10,156	$7,530
% of net revenue	20.9%	23.0%

Selling and marketing expenses for the three months ended September 30, 2007 increased $2.6 million from the three months ended September 30, 2006. The increase was primarily attributable to an increase of $1.2 million in marketing and advertising expenses due to an increase in promotional activities, an increase of $674,000 in salary and related costs largely due to increased headcount, and an increase of $467,000 in sales commissions due to increased sales. As a percentage of total net revenue, selling and marketing expenses for the three months ended September 30, 2007 decreased to 20.9% as compared to 23.0% for the three months ended September 30, 2006.

Research and development expenses

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Research and development	$7,715	$6,182
% of net revenue	15.9%	18.9%

Research and development expenses for the three months ended September 30, 2007 increased $1.5 million from the three months ended September 30, 2006. The increase was primarily attributable to an increase of $1.3 million in salary and related costs largely due to increased headcount and an increase of $386,000 in non-inventory materials offset by a decrease in patent legal expenses of $152,000. As a percentage of total net revenue, research and development expenses for the three months ended September 30, 2007 decreased to 15.9% compared to 18.9% for the three months ended September 30, 2006.

General and administrative expenses

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
General and administrative	$7,901	$4,619
% of net revenue	16.2%	14.1%

General and administrative expenses for the three months ended September 30, 2007 increased $3.3 million from the three months ended September 30, 2006. The increase was primarily attributable to an increase of $1.5 million in salary and related costs largely due to increased headcount,  an increase of $1.3 million in stock-based compensation expense due to an increase in option grants to purchase common stock and an increase of $389,000 in other corporate administration costs consistent with being a newly public company. As a percentage of total net revenue, general and administrative expenses for the three months ended September 30, 2007 increased to 16.2% as compared to 14.1% for the three months ended September 30, 2006.

Interest and other income

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Interest and other income	$2,674	$358
% of net revenue	5.5%	1.1%

Interest and other income increased $2.3 million for the three months ended September 30, 2007 from the three months ended September 30, 2006. The increase was primarily due to larger cash balances kept in interest bearing accounts.  The significant increase in cash balances held in interest bearing accounts is primarily due to the investing of the proceeds from our IPO.

Interest and other expense

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Interest and other expense	$(62)	$(151)
% of net revenue	-0.1%	-0.5%

Interest and other expense for the three months ended September 30, 2007 decreased $89,000 from the three months ended September 30, 2006. The decrease was primarily attributable to a decrease in the loss from foreign currency transactions.

Provision for income taxes

	Three Months ended September 30,
	2007	2006
	(Dollars in thousands)
Provision for taxes	$486	$59
% of net revenue	1.0%	0.2%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the three months ended September 30, 2007, we recorded income tax expense of $486,000 as compared to income tax expense of $59,000 for the three months ended September 30, 2006.  The increase in the effective tax rate to 17.7% for the three months ended September 30, 2007 from 5.0% for the three months ended September 30, 2006, is primarily due to the increase in taxable income and the limitation in the utilization of our net operating loss carryforwards.  In addition, we are currently limited in the use of excess tax deductions from stock options on a without-basis.  The excess difference will be recorded as a credit to additional paid-in capital and not as a benefit to our tax provision.

We adopted FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes — an interpretation of FASB Statement No. 109  (“FIN 48”), on July 1, 2007.  See Note 2 to the Condensed Consolidated Financial Statements for a detailed description.

Stock-Based Compensation Expense

Effective July 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123(R)”) using the modified prospective method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date and (b) based on the previous requirements of SFAS No. 123, Accounting for  Stock-Based Compensation (“SFAS 123”) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended September 30, 2007 and 2006, such that expense was recorded only for those stock-based awards that are expected to vest.  For the three months ended September 30, 2007 and 2006, we recorded $4.3 million and $2.2 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, ESPP options and restricted stock units granted.

During the three months ended September 30, 2006, upon adoption of SFAS 123(R), we recorded a cumulative effect of a change in accounting principle of approximately $838,000, net of tax of $0, related to the adoption of SFAS 123(R) since we had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting principle reflects forfeitures related to periods prior to July 1, 2006.

As of September 30, 2007, there was approximately $43.0 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP options and restricted stock units which we expect to be recognized over a weighted average period of 2.89 years.

Liquidity and Capital Resources

                We have used cash from operations and the sale of our equity securities to fund our working capital needs and our capital expenditure requirements. At September 30, 2007, we had $192.1 million in cash and cash equivalents. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

Three Months Ended September 30, 2007 and September 30, 2006

                Cash Flows From Operating Activities.  Net cash used in operating activities for the three months ended September 30, 2007 was $11.4 million. Our net income for the first three months of fiscal 2008 of $2.3 million was offset by an increase in accounts receivable of $5.1 million, a decrease in accounts payable of $2.6 million, a decrease in accrued liabilities of $3.1 million and a decrease in deferred revenue, net of deferred cost of revenue, of $11.2 million.  The increase in accounts receivable was primarily a result of the timing of differences between the shipment of products and the receipt of customer payment.  The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, the continued installation of units covered by our legacy service plans and the recognition of revenue and cost of revenue for units previously shipped to a distributor in China.  Positive cash flow from working capital changes include a decrease in prepaid and other current assets of $1.4 million and an increase in customer advances of $2.6 million due to an increase in advanced payments made by customers for product shipments, offset by an increase in inventory of $2.3 million due to increase in the volume of our business.  Non-cash charges included $1.8 million of depreciation and amortization expense and $4.3 million of stock-based compensation.

                Net cash used in operating activities for the three months ended September 30, 2006 was $2.1 million. Our net income for the first three months of fiscal 2007 of $2.0 million was offset by an increase in accounts receivable of $4.6 million, an increase in inventory of $3.9 million and a decrease in deferred revenue, net of deferred cost of revenue, of $2.0 million. The increase in accounts receivable was a result of increased shipments of products. The increase in inventory was due to a build up of inventory in response to increased volumes of orders from our customers. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period. Significant working capital changes that offset negative cash flows in the first three months of fiscal 2007 included an increase in customer advances of $5.8 million due to increased payments made by customers in advance of product shipments and an increase in accounts payable of $1.3 million. Non-cash charges in the first three months of fiscal 2007 included $2.2 million related to stock-based compensation charges and $1.3 million of depreciation and amortization expense on purchases of property and equipment.

                Cash Flows From Investing Activities.  Net cash used in investing activities was $2.5 million for the three months ended September 30, 2007, compared to $894,000 for the three months ended September 30, 2006 and was attributable to purchases of property and equipment in both periods.  The increase in purchases of property an equipment is attributable to the expansion of our operations and facilities.

                Cash Flows From Financing Activities.  Net cash provided by financing activities for the three months ended September 30, 2007 was $1.2 million and was attributable to proceeds from the exercise of common stock options of $1.4 million and income tax benefits from employee stock plans of $336,000, offset by stock repurchases of $523,000.  Net cash provided by financing activities for the three months ended September 30, 2006 was $46,000 and was attributable to proceeds from the exercise of common stock options.

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

                We believe that our current cash and cash equivalents, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us.

Contractual Obligations and Commitments

                The following table is a summary of our long-term contractual cash obligations as of September 30, 2007:

		Payments due by period
	Total	Less than 1 year, net of $72 of sublease income (remaining nine months)	1 - 3 years	4 - 5 years
	(in thousands)
Operating leases	$10,135	$2,863	$6,972	$300

Off Balance Sheet Arrangements

                We do not have any significant off balance sheet arrangements.

Inflation

                We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

Critical Accounting Policies and Estimates

                The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

                For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the U.S. Securities and Exchange Commission. There have been no material changes in any of our accounting policies since June 30, 2007.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

                For direct sales outside the United States it is likely we will sell in the local currency. For the three months ended September 30, 2007, all of our executed sales contracts were denominated in U.S. dollars, with the exception of two sales contracts denominated in Euros. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

At September 30, 2007, we had $192.1 million of cash and cash equivalents. These amounts were invested primarily in money market funds, U.S. government securities, corporate bonds and commercial paper and were primarily held for operations. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates decline, our future interest income will decrease. If overall interest rates had fallen by 10% in the three months ended September 30, 2007, our interest income would have decreased by approximately $255,000, assuming consistent levels.

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

Previously Reported Material Weaknesses

     As described herein, and as previously reported in our Annual Report on Form 10-K, in connection with the audit of our consolidated financial statements for the year ended June 30, 2007, our independent registered public accounting firm identified material weaknesses and significant deficiencies in our internal controls over financial reporting. These material weaknesses and significant deficiencies relate to a lack of segregation of duties, inadequate review procedures and the misapplication of accounting policies related to revenue recognition and stock-based compensation. These control deficiencies could result in misstatement to certain of our accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

Throughout the three months ended September 30, 2007, we implemented procedures designed to correct the material weaknesses noted above. Management continues to implement new processes and controls to expand our accounting staff to efficiently and timely execute our new procedures and enhance the training and education for our finance and accounting personnel. We are still evaluating the design of these new procedures.  Once placed in operation for a sufficient period of time, we will subject them to appropriate tests, in order to conclude whether they are operating effectively.

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

As of September 30, 2007, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing and because of the material weaknesses and significant deficiencies noted, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

PART II.  OTHER INFORMATION

Item 1.                   Legal Proceedings.

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.              Risk Factors.

Risks Related to Our Business

We have a large accumulated deficit, expect future losses and may be unable to achieve or maintain profitability.

       We have incurred net losses in every fiscal year since our inception. As of September 30, 2007, we had an accumulated deficit of $124.2 million. We may continue to incur net losses in the future, particularly as we increase our manufacturing, sales and marketing and administrative activities and as we continue our research and development activities. Our ability to achieve and maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We are required to defer revenue associated with our legacy multiyear service plans due to specified obligations related to the delivery of upgrades to the CyberKnife system. Although we anticipate our deferred revenue will continue to decline in future periods, we may not be able to recognize some portions of our deferred revenue until we have satisfied all obligations for delivery of upgrades. We cannot assure you that we will be able to achieve or maintain profitability. In the event we fail to achieve and maintain profitability, our stock price could decline.

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

Under our revenue recognition policy, we generally do not recognize revenue attributable to a CyberKnife system purchase until after installation has occurred. For international sales through distributors, we typically recognize revenue when the system is delivered to the end user’s site. Therefore the long sales cycle together with the timing of CyberKnife system shipments and installations may result in significant fluctuations in our reporting of quarterly revenues. Under our current forms of purchase and service contracts, we receive a majority of the purchase price for the CyberKnife system upon installation of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, such as:

•       procurement delay;

•       customer funding or financing delay;

•       delay in or unforeseen difficulties related to customers organizing legal entities and obtaining financing for CyberKnife system acquisition;

•       construction delay;

•       delay pending customer receipt of a building or radiation device installation permit; and

•       delay caused by weather or natural disaster.

In the event that a customer does not, for any of the reasons above or other reasons proceed with installation of the system after entering into a purchase contract, we would only recognize up to the deposit portion of the purchase price as revenue, unless the deposit was refunded to the customer. Therefore, delays in the installation of CyberKnife systems or customer cancellations would adversely affect our cash flows and revenue, which would harm our results of operations and could cause our stock price to decline.

If third-party payors do not continue to provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife system, our revenue would be adversely affected.

        Our ability to commercialize our products successfully will depend in significant part on the extent to which appropriate coverage and reimbursement for our products and related procedures are obtained from third-party payors, including governmental payors such as Medicare. Third-party payors, and in particular managed care organizations, are increasingly challenging the prices charged for medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. These cost containment measures, if instituted in a manner affecting the coverage for or payment of our products could have a material adverse effect on our operating results.

Uncertainty exists as to the coverage and reimbursement status of new medical products and services and new indications for existing products. The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. However, we cannot assure you that the CyberKnife procedure will continue to be reimbursed at current rates or that third-party payors will continue to consider our products cost-effective relative to other treatments and provide coverage and reimbursement for our products, in whole or in part. For 2004 to 2006, the Medicare billing codes for treatments using the CyberKnife system in the hospital outpatient department were assigned a national payment rate of $5,250 for the first treatment and $3,750 for each treatment thereafter, up to a maximum of five treatments.  For 2007, CMS issued a final rule that resulted in a downward adjustment to the reimbursement rates for treatments using our technology in the hospital outpatient department. For 2007, under the finalized Medicare payment rules, the national payment rates for procedures billed using these codes are $3,896 for the first treatment and $2,645 for each treatment thereafter, up to a maximum of five treatments.  For 2008, CMS issued a final rule increasing the payment rates for procedures billed using these codes to $3,930 and $2,871, respectively.

In addition, for 2008, CMS promulgated new regulations that recognize payment for our CyberKnife system in the ambulatory surgical center, or ASC, setting.  In a final rule displayed on November 1, 2007, CMS provides for payment for approximately 790 additional surgical procedures that were previously not covered in this setting.  CMS will pay separately for certain covered ancillary services that are provided integral to covered surgical procedures in ASCs. The ancillary services must be provided immediately before, during, or after a covered surgical procedure to be considered integral and therefore, eligible for separate payment. Codes describing our CyberKnife procedure are designated “Radiology services paid separately when provided integral to a surgical procedure” in the final ASC rule and, effective 2008, would be paid at $2554 for the first treatment and $1866 for each subsequent treatment under this rule when performed in the ASC setting.  Uncertainties remain relating to the application of the new ASC regulations to CyberKnife procedures, however.  In particular, procedures using our technology are rarely if ever performed integral to other surgical procedures. Therefore, it is unclear whether and to what extent any CyberKnife procedure will be reimbursed in the ASC setting or whether the procedure would be recognized as covered in this setting by Medicare contractors. At this time, we do not anticipate a significant impact of this rule on our business or results of operations.

Billing codes for stereotactic radiosurgery have been established by the American Medical Association, effective 2007. CMS has determined that these codes are not to be used for hospital outpatient claims under the prospective payment system for 2007 and, instead, existing billing codes for our technology continue to be in effect. It appears that the billing codes established by the American Medical Association generally are not being used for treatments using the CyberKnife system in non-hospital settings, or free-standing clinic settings, as well. It remains unclear how these billing codes will be used for procedures in other settings for Medicare purposes or how they will be used by non-Medicare payors in the future. Payment amounts for 2007 under the Medicare physician fee schedule for freestanding clinic settings may result in a decrease from current payment amounts if these codes are required for billing our technology. Physicians, hospitals and other healthcare providers may be reluctant to purchase the CyberKnife system or may decline to do so entirely if they determine there is not sufficient coverage and reimbursement from third-party payors for the cost of the CyberKnife procedure. In addition, if physicians or hospital administrators believe that our CyberKnife system will add costs to a procedure, but will not add sufficient offsetting economic or clinical benefits, adoption could be impaired. Any reduction or limitation in use of the CyberKnife system could have an adverse impact on our sales.

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

Even if third-party payors provide adequate coverage and reimbursement for the CyberKnife procedure, adverse changes in third-party payors’ general policies toward reimbursement could preclude market acceptance for our products and materially harm our sales and revenue growth, which could cause our stock price to decline. In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposals to change the healthcare system, and some could involve changes that significantly affect our business. For instance, on December 8, 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which, among other things, established a new prescription drug benefit and changed reimbursement methodologies for drugs and devices used in hospital outpatient departments and in the home. In addition, certain federal regulatory changes occur at least annually. CMS has determined that treatments in hospital outpatient departments using our technology will no longer be assigned a new technology classification and, instead, will be transitioned to a classification that would result in a reduction in Medicare payments to hospitals. Further, the billing codes that went into effect in 2007 may be required by third-party payors in the future and may result in a decrease in payments for services using our technology. A downward adjustment in reimbursement could have a material adverse effect on our operations.

In addition, in connection with the release in July 2007 of proposed Medicare reimbursement rates for calendar 2008, CMS has also proposed significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law. These proposed regulations would, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife system. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The proposed regulations, if adopted, would limit these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies. .  In November 2008, at the time CMS published final 2008 Medicare reimbursement rates, CMS did not issue final or new proposed rules regarding these matters, but instead indicated that it would act with respect to these matters in the future.  The proposed regulations, if enacted substantially as proposed in July 2007, could have an adverse impact on our product sales and therefore on our business and results of operations.  In addition, the uncertainty caused by CMS’s delay of final action with respect to these proposed rules could also result in customers delaying system purchases or installation activities as they attempt to restructure their financial or organizational arrangements.  These uncertainties could therefore also adversely affect our product sales or revenues, and therefore harm our business and results of operations.

Future legislative or policy initiatives directed at reducing costs could be introduced at either the federal or state level. We cannot predict the impact on our business of any legislation or regulations related to the healthcare system that may be enacted or adopted in the future.

We are required to comply with federal and state “fraud and abuse” laws and if we are unable to comply with such laws we could face substantial penalties and we could be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

We are directly or indirectly through our customers, subject to various federal and state laws pertaining to healthcare fraud and abuse. These laws which directly or indirectly affect our ability to operate our business primarily include, but are not limited to, the following:

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

We have various arrangements with physicians, hospitals and other entities which implicate these laws. For example, physicians who own our stock also provide medical advisory and other consulting and personal services. Similarly, we have a variety of different types of arrangements with our customers. For example, our placement and shared ownership programs entail the provision of our CyberKnife system to our customers under a deferred payment program, where we generally receive the greater of a fixed minimum payment or a portion of the revenues of services. Included in the fee we charge for the placement and shared ownership programs are a variety of services, including physician training, educational and marketing support, general reimbursement guidance and technical support, and, in the case of the placement program, certain services and upgrades are provided without additional charge based on procedure volume. In the past, we have also provided loans to our customers. We also provide research grants to customers to support customer studies related to, among other things, our CyberKnife systems. Certain of these arrangements do not meet Anti-Kickback Statute safe harbor protections, which may result in increased scrutiny by government authorities having responsibility for enforcing these laws.

If our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including significant civil and criminal penalties, damages, fines, imprisonment and exclusion from the Medicare and Medicaid programs. The impact of any such violations may lead to curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. If enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with which we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

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

Our independent registered public accounting firm has not yet audited the effectiveness of our internal controls over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal controls over financial reporting. Beginning with our annual report on Form 10-K for the fiscal year ending June 30, 2008, we will become subject to the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which requires publicly-held companies to include in its annual report on Form 10-K an assessment by management of the effectiveness of its internal controls over financial reporting. We have begun the process of evaluating internal controls over financial reporting, and in the process of conducting this evaluation additional material weaknesses, significant deficiencies and other control deficiencies may be identified. To comply with our Section 404 obligations, we are incurring additional expenses including hiring additional personnel and outside consultants, and we may experience a diversion on management’s time and attention. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.

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

As directed by Section 404, the SEC adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal controls over financial reporting. In addition, our independent auditors must report on the effectiveness of our internal controls over financial reporting. We will need to comply with this requirement commencing with our Annual Report on Form 10-K for the fiscal year ending June 30, 2008. To comply with this requirement, we are incurring additional expenses and a diversion of management’s time. While we currently anticipate completion of testing and evaluation of our internal control over financial reporting with respect to the requirements of Section 404 in a timely fashion, we may not be able to accomplish this because the applicable requirements are complex and time-consuming. In addition, as a result of our evaluation of internal control over financial reporting and related systems, we and our auditors have identified one or more material weaknesses in our internal control over financial reporting as described above.

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

In October 2006, January 2007 and February 2007, we received correspondence from American Science and Engineering, Inc., or AS&E, expressing concerns that we may be using certain intellectual property we acquired from AS&E through the HES acquisition in a manner that breaches, or may breach, our contractual obligations under a license agreement with them in certain non-medical fields. The intellectual property at issue relates to the development of a next-generation linac that could be used for medical as well as non-medical purposes. We are developing the technology used in the next-generation linac independently from the intellectual property we obtained from the HES acquisition. While we do not believe our activities breach or violate the terms of the license agreement, we cannot assure you that AS&E will not commence litigation on the grounds that we are in breach of our obligations under the license agreement.

The policies we use to protect our trade secrets may not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Litigating a trade secret claim is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge methods and know-how. If we are unable to protect our intellectual property rights, we may be unable to prevent competitors from using our own inventions and intellectual property to compete against us and our business may be harmed.

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

The CyberKnife system was initially cleared by a number of regulatory authorities for the treatment of tumors in the brain and neck. More recently, the CyberKnife system has been cleared in the United States to treat tumors anywhere in the body where radiation is indicated, and our future growth is dependent in large part on continued growth in full body use of the system. Currently, however, there are a limited number of peer-reviewed medical journal publications regarding the safety and efficacy of the CyberKnife system for treatment of tumors outside the brain or spine. If later studies show that the CyberKnife system is less effective or less safe with respect to particular types of solid tumors, or in the event clinical studies do not achieve the results anticipated at the outset of the study, use of the CyberKnife system could fail to increase or could decrease and our growth and operating results would therefore be harmed.

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

The number of our employees increased from 194 as of June 30, 2005 to 458 as of September 30, 2007. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

Substantial sales of our common stock by our stockholder, including sales pursuant to 10b5-1 plans, could depress our stock price regardless of our operating results.

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. As of October 31, 2007, we have 54,581,364 shares of common stock outstanding. The lockup agreements related to our initial public offering expired with the opening of the securities markets on September 4, 2007, and as a result a large number of shares of our common stock became eligible for sale.

 In addition, certain of our executive officers, including our Chief Executive Officer, Chief Financial Officer, Chief Marketing Officer, Chief Operating Officer and Chief Sales Officer, have entered into sales plans pursuant to Securities and Exchange Commission rule 10b5-1, which provides for stock sales pursuant to formulas set forth in each such plan.   Other executive officers or directors of ours and other members of our management team who are not executive officers may in the future enter into such plans.

 If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, including sales pursuant to 10b5-1 plans, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our directors, executive officers and major stockholders own approximately 32.2% of our outstanding common stock as of October 31, 2007, which could limit your ability to influence the outcome of key transactions, including changes of control.

As of October 31, 2007, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 32.2% of our outstanding common stock. As a result, a small number of stockholders have voting control and may be able to control the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change of control of our company. Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or 662/3% of the independent stockholders. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

An active trading market for our common stock may not be sustained.

Prior to the initial public offering of our common stock in February 2007, there had been no public market for our common stock. Although our common stock is listed on the NASDAQ Global Market, an active trading market for our shares may not be sustained. Accordingly, stockholders may not be able to sell their shares quickly or at the market price if trading in our stock is not active.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)       Sales of Unregistered Securities

                        None.

(b)       Use of Proceeds from Public Offering of Common Stock

None.

(c)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Total Number of Shares Purchased as Part of Publicly Announced Program
					Approximate Dollar
	Total Number of Shares Purchased	Average Price Paid per Share			Value of Shares that May be Purchased under the Program
July 1 - July 28, 2007			$—	—	—
July 29 - August 25, 2007	—	$
August 26 - September 29, 2007	38,163		$13.66	38,163	$24.5 million

Total	38,163		$13.66	38,163	$24.5 million

On August 30, 2007 we announced that our Board of Directors had approved a stock repurchase plan that authorized us to repurchase shares of our common stock.  Under the plan, we will have the ability to acquire up to $25.0 million of common shares in the open market over a period of one year.  During the period from August 26, 2007 through September 29, 2007, we repurchased 38,163 shares of our common stock for approximately $523,000.  Such shares have not been retired and therefore remain issued as of September 30, 2007.  As of September 30, 2007, we had $523,000 recorded as treasury stock.

Item 3.                       Defaults Upon Senior Securities

                                                None.

Item 4.                     Submission of Matters to a Vote of Security Holders

                                                None.

Item 5.                       Other Information

                                        None.

Item 6.                       Exhibits

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

ACCURAY INCORPORATED

By:	/s/ Euan S. Thomson, Ph.D.
Euan S. Thomson, Ph.D.
Chief Executive Officer and President

Date:       November 9, 2007

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