Form 10-Q
period 2007-12-29
ACCURAY INC
filed 2008-02-11
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-33301

ACCURAY INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-8370041 (IRS Employer Identification No.)

1310 Chesapeake Terrace
Sunnyvale, California    94089
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

As of February 1, 2008, there were 55,126,775 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended December 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	June 30,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$187,482	$204,830
Accounts receivable, net of allowance for doubtful accounts of $20 at December 31, 2007 and June 30, 2007	15,158	10,105
Inventories	15,432	16,984
Prepaid expenses and other current assets	6,798	7,937
Deferred cost of revenue—current	28,767	30,709
Total current assets	253,637	270,565
Property and equipment, net	28,117	23,937
Goodwill	4,495	4,495
Intangible assets, net	1,055	1,184
Deferred cost of revenue—noncurrent	21,939	30,522
Other assets	1,249	1,406
Total assets	$310,492	$332,109
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,050	$14,147
Accrued compensation	8,630	13,127
Other accrued liabilities	4,552	4,113
Customer advances—current	20,712	12,634
Deferred revenue—current	77,003	78,022
Total current liabilities	119,947	122,043
Long-term liabilities:
Customer advances—noncurrent	2,850	8,388
Deferred revenue—noncurrent	47,332	76,235
Total liabilities	170,129	206,666
Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $0.001 par value; authorized: 5,000,000 shares at December 31, 2007 and June 30, 2007; no shares issued and outstanding.	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares at December 31, 2007 and June 30, 2007; issued and outstanding: 55,267,398 and 55,045,347 shares, respectively, at December 31, 2007 and 53,798,643 and 53,798,643 shares, respectively, at June 30, 2007.	55	53
Additional paid-in capital	262,240	251,637
Accumulated other comprehensive income (loss)	(31)	10
Accumulated deficit	(121,901)	(126,257)
Total stockholders’ equity	140,363	125,443
Total liabilities and stockholders’ equity	$310,492	$332,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net revenue:
Products	$39,131	$19,309	$76,115	$46,076
Shared ownership programs	3,044	2,585	5,356	4,811
Services	8,950	3,661	15,949	6,630
Other	913	792	3,264	1,601
Total net revenue	52,038	26,347	100,684	59,118
Cost of revenue:
Cost of products	16,481	7,363	32,921	18,080
Cost of shared ownership programs	760	696	1,472	1,302
Cost of services	6,391	2,960	10,849	4,629
Cost of other	544	626	1,669	1,102
Total cost of revenue	24,176	11,645	46,911	25,113
Gross profit	27,862	14,702	53,773	34,005
Operating expenses:
Selling and marketing	11,167	9,764	21,323	17,294
Research and development	8,128	6,132	15,843	12,314
General and administrative	7,976	6,136	15,877	10,755
Total operating expenses	27,271	22,032	53,043	40,363
Income (loss) from operations	591	(7,330)	730	(6,358)
Other income (expense):
Interest and other income	2,332	167	5,006	436
Interest and other expense	(135)	(64)	(197)	(126)
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	2,788	(7,227)	5,539	(6,048)
Provision for income taxes	445	64	931	123
Income (loss) before cumulative effect of change in accounting principle	2,343	(7,291)	4,608	(6,171)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	—	838
Net income (loss)	$2,343	$(7,291)	$4,608	$(5,333)

Net income (loss) per common share, basic and diluted:
Basic
Income (loss) before cumulative effect of change in accounting principle	$0.04	$(0.45)	$0.08	$(0.38)
Cumulative effect of change in accounting principle	—	—	—	0.05
Basic net income (loss) per share	$0.04	$(0.45)	$0.08	$(0.33)

Diluted
Income (loss) before cumulative effect of change in accounting principle	$0.04	$(0.45)	$0.08	$(0.38)
Cumulative effect of change in accounting principle	—	—	—	0.05
Diluted net income (loss) per share	$0.04	$(0.45)	$0.08	$(0.33)
Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	54,737	16,209	54,380	16,234
Diluted	61,293	16,209	61,257	16,234

Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:

Cost of revenue	$530	$232	$851	$450
Selling and marketing	$1,039	$1,007	$2,146	$1,656
Research and development	$803	$471	$1,478	$920
General and administrative	$1,911	$1,164	$4,112	$2,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2007	2006

Cash Flows From Operating Activities
Net income (loss)	$4,608	$(5,333)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,903	2,794
Stock-based compensation	8,587	5,088
Loss on write-down of inventories	395	284
Loss on disposal of property and equipment	6	131
Cumulative effect of change in accounting principle	—	(838)
Changes in assets and liabilities:
Accounts receivable	(5,106)	(7,370)
Inventories	(2,088)	(6,155)
Prepaid expenses and other current assets	1,014	(2,963)
Deferred cost of revenue	9,868	(93)
Other assets	147	(706)
Accounts payable	(5,124)	3,862
Accrued liabilities	(4,146)	(1,945)
Customer advances	2,577	1,874
Deferred revenue	(29,886)	2,612
Net cash used in operating activities	(15,245)	(8,758)
Cash Flows From Investing Activities
Purchases of property and equipment	(3,726)	(3,301)
Restricted cash	—	1
Net cash used in investing activities	(3,726)	(3,300)
Cash Flows From Financing Activities
Exercise of common stock options	2,456	52
Proceeds from employee stock purchase plan	1,888	—
Stock repurchases	(3,341)	—
Income tax benefits from employee stock plans	718	—
Net cash provided by financing activities	1,721	52
Effect of exchange rate changes on cash	(98)	15
Net decrease in cash and cash equivalents	(17,348)	(11,991)
Cash and cash equivalents at beginning of period	204,830	27,856
Cash and cash equivalents at end of period	$187,482	$15,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

December 31, 2007 and 2006

1. DESCRIPTION OF BUSINESS

Organization

                Accuray Incorporated (the “Company”) was incorporated in California in December 1990 and commenced operations in January 1992. The Company was reincorporated in Delaware in February 2007 prior to the completion of its initial public offering (“IPO”).  The Company designs, develops and sells the CyberKnife system, an image-guided robotic radiosurgery system used for the treatment of solid tumors anywhere in the body.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

                On October 1, 2006, the Company prospectively changed its fiscal calendar to a 52- or 53- week period.  The Company’s fiscal year ends on the Saturday closest to June 30th, so that in a 52-week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2008 and 2007 are both comprised of 52 weeks.  For ease of presentation purposes, the condensed financial statements and notes refer to December 31, 2007 and 2006 as the quarter end dates.

Basis of Presentation and Principles of Consolidation

                In December 2003, the Company formed a wholly owned subsidiary, Accuray International SARL, headquartered in Geneva, Switzerland. The purpose of Accuray International is to manage the sales, marketing and service activities of Accuray’s international subsidiaries. In January 2004, the Company formed a wholly owned subsidiary, Accuray Europe SARL, headquartered in Paris, France. The purpose of Accuray Europe is to market the Company’s products in Europe. In January 2005, the Company completed the purchase of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”) and integrated this operation into the Company’s existing manufacturing operation. In October 2005, the Company formed a wholly owned subsidiary, Accuray UK Ltd, headquartered in London, United Kingdom. The purpose of Accuray UK is to market the Company’s products in the United Kingdom and other countries in northern Europe. In December 2005, the Company formed a wholly owned subsidiary, Accuray Asia Limited, headquartered in Hong Kong, SAR. The purpose of Accuray Asia is to market the Company’s products in Asia. In January 2007, the Company formed a wholly owned subsidiary, Japan Accuray KK, headquartered in Tokyo, Japan.  The purpose of Japan Accuray is to market the Company’s products in Japan.  In June 2007, the Company formed a wholly owned subsidiary, Accuray Spain, S.L.U.  The purpose of Accuray Spain is to market the Company’s products in Spain.  In December 2007, the Company formed a wholly owned subsidiary, Accuray Medical Equipment (India) Private Ltd. (“Accuray India”).  The purpose of Accuray India is to market the Company’s products in India.  The condensed consolidated financial statements include the accounts of the subsidiaries, and all inter-company transactions and balances have been eliminated.

The accompanying condensed consolidated balance sheet as of December 31, 2007, the condensed consolidated statements of operations for the three and six months ended December 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended December 31, 2007 and 2006 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2007 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures required for complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s consolidated financial position as of December 31, 2007, consolidated results of operations for the three and six months ended December 31, 2007 and 2006 and cash flows for the six months ended December 31, 2007 and 2006.  The results for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the year ending June 30, 2008 or for any other interim period or for any future year.  Certain prior period balances have been reclassified to conform to current period presentation.

Use of Estimates

                The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Key estimates and assumptions made by the Company relate to stock-based compensation, valuation allowances for deferred tax assets, valuation of excess and obsolete inventories, impairment of long-lived assets and goodwill, deferred revenue and deferred cost of revenue. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

                The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts and amounted to $173.2 million and $191.4 million at December 31, 2007 and June 30, 2007, respectively.

Fair Value of Financial Instruments

                The carrying values of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments.

Concentration of Credit Risk and Other Risks and Uncertainties

                At December 31, 2007, the Company’s cash and cash equivalents were mainly deposited with one major financial institution.  In January 2008, the Company expanded its portfolio to include short-term securities which include fixed-income securities, commercial paper, term notes and marketable debt securities.  These investments are placed with high-credit quality financial institutions, which limits the credit exposure from any one financial institution or instrument.

Accounts receivable are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due based on the contractual terms of the relevant customer contract. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations. The Company’s allowance for doubtful accounts was approximately $20,000 at both December 31, 2007 and June 30, 2007.  For the three and six months ended December 31, 2007, the Company had one customer that represented approximately 18% and 17% of revenue, respectively.  For the three months ended December 31, 2006, the Company had five customers that represented approximately 65% of revenue.  There were no customers that represented more than 10% of revenue for the six months ended December 31, 2006.  At December 31, 2007 and June 30, 2007, the Company had two and three customers that represented approximately 52% and 61% of accounts receivable, respectively.

                The Company is subject to risks common to companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, compliance with government regulations, uncertainty about widespread market acceptance of products and product liability. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly. While the Company has ongoing programs to minimize the adverse affects of such uncertainty and considers technological change in estimating its allowances, uncertainty continues to exist.

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

Revenue Recognition

                Revenue is generated from the sale of products, shared ownership programs, and by providing related services, which can include installation services, post-contract customer support (“PCS”), training and consulting. The Company’s products include software that is essential to the functionality of the products and accordingly, the Company accounts for the sale of its products pursuant to Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.

                The Company recognizes product revenues for sales of the CyberKnife system, additional upgrades, replacement parts and accessories when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. Customer payments received in advance of product shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation.

                For arrangements with multiple elements, the Company allocates arrangement consideration based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for the services element is based upon the Company’s standard rates charged for the services when such services are sold separately or based upon the price established by management having the relevant authority when that service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the CyberKnife system, based upon the “residual method” as prescribed by SOP No. 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, or (2) establishment of VSOE of fair value for all undelivered elements.

                For PCS arrangements that include specified or committed upgrades for which the Company has not established VSOE of fair value, all revenue is deferred and accounted for as described above. Once all specified upgrade obligations have been delivered, all revenue is recognized ratably over the remaining life of the PCS arrangement.

                Sales of additional upgrades as optional extras prior to the delivery of all specified upgrade obligations are considered additional elements of the original arrangement and associated revenues are deferred and accounted for as described above.  Sales of additional upgrades after delivery of all specified upgrade obligations, as stated in the original contract, are considered separate arrangements and are recognized once all revenue recognition criteria are met.

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

                Other revenue primarily consists of upgrade revenues related to the sale of specialized services specifically contracted to provide current technology capabilities for units previously sold through a distributor into the Japan market. The upgrade programs include elements where VSOE of fair value has not been established for the PCS. As a result, associated revenues are deferred and recognized ratably over the term of the PCS arrangement, generally four years.

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

                For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement. Sales to third party distributors are evidenced by distribution agreements governing each relationship together with binding purchase orders on a transaction-by-transaction basis. The Company records revenues from arrangements with distributors based on a sell-through method where revenue is recognized upon shipment of the product to the end user customer, and once all other revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exists, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

                The Company’s agreements with customers and distributors generally do not contain product return rights.

                The Company assesses the probability of receivable collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers. If the Company determines that collection of a receivable is not probable, the Company will defer recognition of the revenue until receipt of cash.

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

                The CyberKnife systems associated with the Company’s shared ownership programs are recorded within property and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership programs.  The shared ownership programs typically have a term of five years. During this term the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the minimum monthly payment already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be purchased as part of the arrangement. During the three and six months ended December 31, 2007, $3.4 million and $6.5 million, respectively, of products revenue was recognized in the consolidated statement of operations for the sale of two and three CyberKnife system units, respectively, that were formerly part of the Company’s shared ownership programs.  At December 31, 2007 and June 30, 2007, the Company had $600,000 and $3.6 million, respectively, recorded in deferred revenue related to the sale of such CyberKnife systems.

Future minimum revenues under shared ownership arrangements as of December 31, 2007 are as follows (in thousands):

Year ending June 30,
2008 (remaining six months)	$1,555
2009	3,480
2010	2,940
2011	2,760
2012	1,920
2013 and thereafter	410
Total	$13,065

Total usage-based fee revenues, included in shared ownership revenue, earned from shared ownership programs were $2.3 million and $4.0 million for the three and six months ended December 31, 2007, respectively, and $2.0 million and $3.6 million for the three and six months ended December 31, 2006, respectively.

The Company also recognizes revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  The Company recognizes any loss provisions from the total contract in the period such loss is identified. During the three and six months ended December 31, 2007 and 2006, no revenues or loss provisions have been recorded. As of December 31, 2007 and June 30, 2007, $945,000 and $323,000, respectively, of costs have been recorded in deferred cost of revenue related to the contract manufacture of  non-medical products.

Deferred Revenue and Deferred Cost of Revenue

                Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of products and the satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance monthly minimum lease payments, which is recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment by customers for services to be delivered over a period of time, usually one year. Service revenue is recognized ratably over the service period. Deferred other revenue results primarily from the Japan upgrade services programs and is due to timing differences between the receipt of cash payments for those upgrades and final delivery to the end user customer. Deferred cost of revenue consists of the direct costs associated with the manufacture of units, direct service costs and deferred costs associated with the Japan upgrade services programs for which the revenue has been deferred in accordance with the Company’s revenue recognition policies. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Impairment of Long-Lived Assets

                In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2007, there have been no such impairment losses.

Stock-Based Compensation

Effective July 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123(R)”) using the modified prospective method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date and (b) based on the previous requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) for all awards granted to employees prior to the effective date of SFAS 123(R) that remained unvested on the effective date. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

                SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended December 31, 2007 and 2006 such that expense was recorded only for those stock-based awards that are expected to vest.  During the six months ended December 31, 2006, upon adoption of SFAS 123(R), the Company recorded a cumulative effect of a change in accounting principle of approximately $838,000, net of tax of $0, to reflect this change in accounting for estimated forfeitures related to periods prior to July 1, 2006.

The Company believes that the fair value of the stock options granted is more reliably measurable than the fair value of the services received in exchange. Prior to the Company’s IPO, the Company engaged an unrelated third-party appraisal firm to assist management in this process by providing a valuation analysis that valued the Company’s common stock.   Following the IPO, the fair value of the Company’s common stock was determined by its closing market price as published by the Nasdaq Global Market.

Under SFAS 123(R), the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of stock options was based upon the vesting term of the Company’s stock options (i.e., 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history. The risk-free rate for the expected term of the option was based on the U.S. Treasury Constant Maturity rate.

During the three and six months ended December 31, 2007, the estimated fair value of the stock options granted was calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $12.80 and $29.25 per share.  For the three and six months ended December 31, 2007, the Company recognized $3.0 million and $6.2 million, respectively, of stock-based compensation expense for stock options granted to employees.  During the three and six months ended December 31, 2006, the Company recognized $2.9 million and $5.1 million, respectively, of stock-based compensation expense for stock options granted to employees.

The following weighted-average assumptions were used during the three and six months ended December 31, 2007 and 2006, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Risk-free interest rate	3.62%	5.07%	4.27%	4.92%
Dividend yield	—	—	—	—
Expected life	6.25	6.25	6.25	6.25
Expected volatility	59.8%	70.8%	60.5%	76.7%

In January 2007, the Company implemented the 2007 Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates.  The estimated fair value of ESPP shares was calculated at the date of grant using the Black-Scholes option pricing model, using the fair value of the Company’s common stock as determined by its closing market price published by the Nasdaq Global Market, except for its initial purchase period, which used a fair value of common stock of $18.00 as determined by the Company’s public offering price.  Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the offering period of the ESPP.  The risk-free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate. For the three and six months ended December 31, 2007, the Company recognized $284,000 and $563,000, respectively, of compensation expense related to its ESPP.  The following weighted-average assumptions were used to value ESPP shares at the date of grant:

Three and
Six Months Ended December 31, 2007 (1)
Risk-free interest rate	3.28%
Dividend yield	—
Expected life	0.5
Expected volatility	58.5%

(1)   There were no ESPP shares granted during the three and six months ended December 31, 2006.

During the three and six months ended December 31, 2007, the Company recognized $1.0 million and $1.8 million of stock-based compensation expense, net of forfeitures, for restricted stock units granted in connection with the 2007 Incentive Award Plan.   No restricted stock units were issued as of December 31, 2006.

Excess tax benefits from tax deductions for exercised options and disqualifying dispositions, in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits for the three and six months ended December 31, 2007 were $382,000 and $718,000, respectively.  There were no realized excess tax benefits for the three and six months ended December 31, 2006.

During the three and six months ended December 31, 2007, the Company capitalized stock-based compensation costs of $335,000 and $588,000 respectively, which were included as components of inventory and deferred cost of revenue.  No costs were capitalized during the three and six months ended December 31, 2006 due to immateriality.

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

                For the three and six months ended December 31, 2007, basic net income per share was based on weighted-average shares of 54,736,764 and 54,380,054, respectively.  For the three and six months ended December 31, 2007, diluted net income per share was based on weighted-average shares of 61,292,905 and 61,256,532, respectively.  For the three and six months ended December 31, 2006, basic and diluted net income per share were based on weighted average shares of 16,209,175 and 16,234,121, respectively.  The number of anti-dilutive shares excluded from the calculation of diluted income per share was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Preferred stock (as if converted)	—	25,186,285	—	25,186,285
Options to purchase common stock	959,263	9,511,261	793,469	8,931,546
Restricted stock units	629,092	—	654,250	—
Warrants	—	489,431	—	487,792
	1,588,355	35,186,977	1,447,719	34,605,623

The following table sets forth the basic and diluted per share computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Numerator:
Net income (loss) (in thousands)	$2,343	$(7,291)	$4,608	$(5,333)
Denominator:
Basic weighted-average shares outstanding	54,736,764	16,209,175	54,380,054	16,234,121
Stock options, restricted stock units and warrants	6,556,141	—	6,876,478	—
Diluted weighted-average shares of common stock outstanding	61,292,905	16,209,175	61,256,532	16,234,121

Basic net income (loss) per share:	$0.04	$(0.45)	$0.08	$(0.33)
Diluted net income (loss) per share:	$0.04	$(0.45)	$0.08	$(0.33)

Income Taxes

The Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates prior to the completion and filing of tax returns for such periods.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.  For the three and six months ended December 31, 2007, the provision for income taxes was determined using the annual effective tax rate method for those entities which are projected to be profitable for the year.

The Company records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized.  Because of the uncertainty about the realization of the deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48. Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS No. 109, Accounting for Income Taxes (“FAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted the provisions of FIN 48 effective July 1, 2007.

As a result of the implementation of FIN 48, the Company recognized a tax reserve for uncertain tax positions of $252,000, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings.  Furthermore, the Company had $4.8 million of unrecognized tax benefits, all of which would affect its income tax expense if recognized.  The unrecognized tax benefits mainly relate to federal and state net operating losses and research tax credits.  There have been no material changes in unrecognized tax benefits since July 1, 2007.  The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Due to attributes being carried forward, the statue of limitations remains open for U.S., states, and non-U.S. income tax examinations for tax years from 1999 and forward.

In accordance with FIN 48, the Company classifies interest and penalties as a component of tax expense.  Such interest and penalties were immaterial as of December 31, 2007.

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

The following summarizes revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
United States (including Puerto Rico)	$31,782	$17,433	$61,550	$38,848
Europe	3,306	7,296	4,555	11,576
Asia (excluding Japan)	15,413	218	26,966	5,938
Japan	1,537	1,400	7,613	2,756
Total	$52,038	$26,347	$100,684	$59,118

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R changes accounting for acquisitions that close beginning in 2009.  More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard.  SFAS 141R promotes greater use of fair values in financial reporting.  Some of the changes will introduce more volatility into earnings.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company has not yet determined the impact this standard will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Company has not yet determined the impact this standard will have on its consolidated financial statements.

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

3. BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31, 2007	June 30, 2007
Accounts receivable	$13,797	$9,267
Unbilled fees and services	1,381	858
	15,178	10,125
Less: Allowance for doubtful accounts	(20)	(20)
	$15,158	$10,105

Inventories

                Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in thousands):

	December 31, 2007	June 30, 2007
Raw materials	$8,694	$9,776
Work-in-process	5,550	2,525
Finished goods	1,188	4,683
	$15,432	$16,984

Property and Equipment, net

                Property and equipment, net consists of the following (in thousands):

	December 31, 2007	June 30, 2007
Furniture and fixtures	$3,044	$1,605
Computer and office equipment	6,490	5,529
Leasehold improvements	7,457	7,387
Machinery and equipment	11,468	9,747
CyberKnife shared ownership systems	15,878	12,393
	44,337	36,661
Less: Accumulated depreciation and amortization	(16,220)	(12,724)
Property and equipment, net	$28,117	$23,937

                Depreciation and amortization expense related to property and equipment for the three months ended December 31, 2007 and 2006  was $2.0 million and $1.4 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended December 31, 2007 and 2006 was $3.8 million and $2.7 million, respectively.  Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership programs at December 31, 2007 and June 30, 2007 was $3.8 million and $3.3 million, respectively.

4. GOODWILL AND OTHER PURCHASED INTANGIBLES

                In accordance with SFAS No.  142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are not amortized.  Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. SFAS 142 requires that the Company perform an annual test for impairment of intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. The Company performed the annual test for impairment in December 2007 concluding that there was no impairment of goodwill.

                The amortization expense relating to intangible assets for both the three and six months ended December 31, 2007 was approximately $65,000 and $129,000.  The amortization expense relating to intangible assets for both the three and six months ended December 31, 2006 was approximately $64,000 and $129,000.  The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at December 31, 2007 and June 30, 2007 (in thousands):

	December 31, 2007	June 30, 2007
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(755)	(626)
Intangible assets, net	$1,055	$1,184

                The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized intangible assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of December 31, 2007, is as follows (in thousands):

Year ending June 30,
2008 (remaining six months)	$128
2009	258
2010	258
2011	258
2012	153
Total	$1,055

5. SERVICE PLAN CONTRACTS

                Service contract revenue for providing parts, warranty, product updates and upgrades and customer support is deferred and recognized ratably over the contractual service period, generally one year, until no further obligation exists.

                Deferred service contract revenue included in deferred revenue was (in thousands):

Balance at June 30, 2007	$41,080
Additional deferred revenue	16,377
Less revenue recognized	(13,369)
Balance at December 31, 2007	$44,088

                Costs incurred under service contracts included in cost of revenue were approximately $6.3 million and $2.4 million for the three months ended December 31, 2007 and 2006, respectively. Costs incurred under service contracts included in cost of revenue were approximately $10.7 million and $3.4 million for the six months ended December 31, 2007 and 2006, respectively.

6. COMMITMENTS AND CONTINGENCIES

Royalty Agreements

                In January 1991, July 1997 and January 1999, the Company entered into license and royalty agreements in exchange for exclusive licenses to use certain technologies.  Under these agreements, the Company is obligated to pay a predetermined amount for each CyberKnife system shipped that includes the licensed technologies.   Royalty expense recognized in cost of revenue or deferred cost of revenue sold under these agreements amounted to approximately $113,000 and $182,000 during the three and six months ended December 31, 2007, respectively, and $105,000 and $314,000 for the three and six months ended December 31, 2006, respectively. Of these amounts, the expense recorded in relation to Stanford University (“Stanford”) was $50,000 and $80,000 for the three and six months ended December 31, 2007, respectively, and $40,000 and $70,000 for the three and six months ended December 31, 2006, respectively.  At December 31, 2007 and June 30, 2007, the Company had accrued amounts of approximately $130,000 and $90,000, respectively, which are included in other accrued liabilities in the condensed consolidated balance sheets relating to these license and royalty agreements. Of these amounts, approximately $50,000 and $45,000 at December 31, 2007 and June 30, 2007, respectively, were in relation to Stanford.

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

7. COMMON STOCK

                As of December 31, 2007, 55,267,398 and 55,045,347 shares, of common stock were issued and outstanding, respectively. As of June 30, 2007, 53,798,643 shares of common stock were issued and outstanding.

In August 2007 the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the Company to repurchase shares of its common stock.  Under the plan, the Company has the ability to acquire up to $25.0 million of common shares in the open market over a period of one year.  During the three months ended December 31, 2007, the Company has repurchased 183,888 shares of its common stock for $2.8 million at an average price of $15.33.  During the six months ended December 31, 2007, the Company had repurchased 222,051 shares of its common stock for $3.3 million at an average price of $15.05.  Such shares were not retired nor returned to the status of authorized, unissued shares.  Accordingly, such shares remain issued and classified as treasury stock as of December 31, 2007.  The Company accounts for its treasury stock under the par value method. At December 31, 2007, the par value of the Company’s treasury stock was immaterial.

In the period from January 1, 2008 through February 8, 2008 we repurchased 569,100 shares of our common stock for $7.3 million, at an average repurchase price of $12.77.

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

                In 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Incentive Award Plan (the “2007 Plan”).  Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 4,500,000 shares.  As of December 31, 2007, the 1993 Plan and the 1998 Plan continued to remain in effect along with the 2007 Plan; however, options can no longer be granted from the 1993 and 1998 Plans.

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

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company’s common stock on December 31, 2007 of $15.01 over the exercise price for stock options) that would have been received by option holders if all options had been exercised on December 31, 2007. The total intrinsic value of options exercised in the three months ended December 31, 2007 and 2006 was approximately $8.1 million and $9,000, respectively. The total intrinsic value of options exercised in the six months ended December 31, 2007 and 2006 was approximately $17.6 million and $176,000, respectively. Cash received from option exercises for the three months ended December 31, 2007 and 2006 was $1.0 million and $6,000, respectively.  Cash received from option exercises for the six months ended December 31, 2007 and 2006 was $2.5 million and $52,000, respectively.

	Options outstanding	Weighted. average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value as of December 31, 2007
Balance at June 30, 2007	10,791,875	$3.79
Options granted	639,000	$16.32
Options forfeited	(154,090)	$4.76
Options exercised	(1,335,042)	$1.84
Balance at December 31, 2007	9,941,743	$4.85	6.46	$105,295,311
Vested or Expected to vest at December 31, 2007	9,623,083	$4.63	6.39	$103,683,444
Exercisable at December 31, 2007	6,975,844	$2.62	5.65	$87,070,218

As of December 31, 2007, there was approximately $26.5 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.42 years. The Company’s current practice is to issue new shares to satisfy share option exercises.  The total fair value of shares vested during the three months ended December 31, 2007 and 2006 were $3.2 million and $2.0 million, respectively.  The total fair value of shares vested during the six months ended December 31, 2007 and 2006 were $8.0 million and $5.1 million, respectively.

The weighted average grant date fair values of options granted were $10.42 and $10.40 per share for the three months ended December 31, 2007 and 2006, respectively.  The weighted average grant date fair values of options granted were $9.22 and $10.39 per share for the six months ended December 31, 2007 and 2006, respectively.

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

                The ESPP was initiated during fiscal year 2007.  In November 2007, the Company issued approximately 134,000 shares in relation to its ESPP for $1.9 million.  The weighted average fair value ESPP option price was $6.11 for both the three and six months ended December 31, 2007.  The ESPP was not in affect as of December 31, 2006.  As of December 31, 2007, there was approximately $580,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over the next five months.

Restricted Stock Units

Under the 2007 Plan, restricted stock units are granted generally with a vest rate of 25% per year. However, certain restricted stock units granted to certain employees vest 10% upon the first year anniversary of the grant date, 20% upon the second year anniversary of the grant date, 30% upon the third year  anniversary of the grant date and 40% upon the fourth year anniversary of the grant date. Continued vesting typically terminates when the employment relationship ends.

Restricted stock unit activity for the six months ended December 31, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested resticted stock units at June 30, 2007	648,330	$28.16
Restricted stock units granted	80,250	$16.64
Forfeitures	(49,770)	$27.92
Unvested resticted stock units at December 31, 2007	678,810	$26.84

As of December 31, 2007, there was approximately $16.7 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.16 years.

8. RELATED PARTY TRANSACTIONS

                The Company recognized revenue of approximately $1.3 million during each of the three months ended December 31, 2007 and 2006, respectively, and $2.5 million during each of the six months ended December 31, 2007 and 2006, respectively, relating to products and services provided to Meditec.  Meditec’s parent, Marubeni Corporation, is a stockholder of the Company. At December 31, 2007 and  June 30, 2007, amounts of $6.0 million and $7.7 million, respectively, were recorded as deferred revenue and customer advances relating to payments made by Meditec for certain products and services. At December 31, 2007 and June 30, 2007, $0 was due from Meditec.

                The Company recognized revenue of approximately $199,000 and $389,000 during the three months ended December 31, 2007 and 2006, respectively, and $369,000 and $3.5 million during the six months ended December 31, 2007 and 2006, respectively, relating to products and services provided to Stanford.   The Company’s former Chief Executive Officer, Dr. John R. Adler, Jr., is an active member of the faculty at Stanford. Currently, he is a member of the Company’s Board of Directors and holds the position of Professor of Neurosurgery and Radiation Oncology at Stanford. At December 31, 2007 and June 30, 2007, amounts of approximately $597,000 and $231,000, respectively, were recorded as deferred revenue and customer advances relating to payments made by Stanford. At December 31, 2007 and June 30, 2007, $275,000 and $0 were due from Stanford, respectively.  The Company also has a license agreement with Stanford as disclosed in Note 6.

                In April 2006, the Company entered into a consulting agreement with Dr. Adler, which terminated any prior consulting agreements.  Under this consulting agreement, Dr. Adler was entitled to receive a maximum compensation of $137,000 per year, payable at the beginning of each quarter beginning on April 1, 2006. Additionally Dr. Adler entered into a consulting agreement with the CyberKnife Society in April 2006. The Company assumed the contractual obligations of the CyberKnife Society under this agreement, effective as of October 3, 2006. Under this consulting agreement, Dr. Adler provided services to the CyberKnife Society and was entitled to receive a maximum compensation of $76,000 per year, payable at the beginning of each quarter beginning on April 1, 2006.

                In April 2007, the Company entered into a new consulting agreement with Dr. Adler, which terminated all prior consulting agreements.  Under the new consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $149,100 per year, payable at the beginning of each quarter beginning on April 1, 2007.  This agreement has a term of one year and will renew for successive one-year periods, unless either party provides 30 days’ written notice of termination prior to the expiration of each one-year period. The Company recognized consulting expense for Dr. Adler of $37,000 and $75,000 for the three and six months ended December 31, 2007, respectively, and $53,000 and $88,000 during the three and six months ended December 31, 2006, respectively, pursuant to these agreements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion and analysis of our financial condition as of December 31, 2007 and results of operations for the three and six months ended December 31, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

                In July 1999, we obtained 510(k) clearance from the FDA to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. The CyberKnife system has also been approved for various indications in Japan, Korea, Taiwan, China and other countries. Our customers have reported that over 40,000 patients worldwide have been treated with the CyberKnife system since its commercial introduction.

                In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization, which as of December 31, 2007 included 94 sales personnel. Outside the United States, we sell to customers in over 50 countries directly through our sales organization, which as of December 31, 2007 included 25 sales personnel, and through distributors. Our international sales and service offices include Paris, France, Hong Kong, China and Tokyo, Japan.

                Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership programs. As of December 31, 2007, we had 126 CyberKnife systems installed at customer sites, including 115 sold directly to customers and 11 pursuant to shared ownership programs.  Of the 126 systems  installed, 82 are in the Americas, 32 are in Asia (including Japan) and 12 are in Europe.

Under the shared ownership program, we retain title to the CyberKnife system while the customer has use of the system. Our shared ownership contracts generally require a minimum monthly payment from the customer, and we may earn additional revenue based on the usage of the system at the site. Generally, minimum monthly payments are equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. We expect to continue to offer shared ownership programs to new customers and believe the number of installed units pursuant to, and revenue from, our shared ownership programs to increase in future periods, but to decrease as a percentage of total revenue as we recognize more revenue from CyberKnife systems sold to customers, or as shared ownership units are purchased by customers.

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

                We generate revenue by selling the CyberKnife system and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current list price for the CyberKnife system is approximately $4.2 million, which includes installation, initial training and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. The Diamond plan has a list price of $460,000 per year, and provides for annual renewal for four years including the one-year warranty period. The customer may cancel the service plan at any time. As of December 31, 2007, 86 of our customers had purchased service plans. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have future upgrade obligations. In these cases, we recognize revenue, including Cyberknife product revenue, only when all upgrade obligations are satisfied.

                The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in hospital outpatient settings and in free-standing clinic settings. For the 2007 calendar year, under the finalized Medicare payment rules, the national payment rates for procedures billed using Medicare billing codes for treatments using the CyberKnife system are $3,896 for the first treatment and $2,645 for each treatment thereafter, up to a maximum of five treatments.  For the calendar year 2008, the Centers for Medicare and Medicaid Services, or CMS, has published increased payment rates as compared to 2007.  The published payment rates for the calendar year 2008 are $3,930 for the first treatment and $2,871 for each treatment thereafter.  We do not expect these changes to have a material impact on our consolidated financial position or results of operations for the year ended June 30, 2008.

                Our total net revenue was $52.0 million and $100.7 million during the three and six months ended December 31, 2007. Our net income was $2.3 million and $4.6 million during the three and six months ended December 31, 2007.  Our net cash used in operating activities was $15.2 million during the six months ended December 31, 2007.  As of December 31, 2007, our backlog was approximately $659.9 million.

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

Financial Operations

Sales and Installation Cycle

       The CyberKnife system has a relatively long sales and installation cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. The typical sales and installation cycle is 12 to 18 months in duration and involves multiple steps. Initial steps may include pre-selling activity followed by execution of a letter of intent, or LOI, which is typically non-binding in nature but which sets forth the customer’s intention to acquire a CyberKnife system.  The next step is typically the execution of a terms agreement setting forth the business and economic terms for the sale of the CyberKnife system and multiyear service plan. After execution of a terms agreement, the customer typically has a 30 to 45 day window in which to complete final negotiation of legal terms for the sale of the CyberKnife system. We bifurcated the process of negotiating agreements on business and legal terms in order to reduce the level of sales force involvement in negotiation of legal terms and improve the efficiency of our customer contracting process. The last step in the sales and installation cycle is installation of the CyberKnife system. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases a certificate of need, both of which must be granted by state and local government bodies. In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system.  We typically receive a deposit at the time the terms agreement is entered into, and the remaining balance for the sale of the CyberKnife system upon installation. The customer also typically selects a service plan at the time of signing a CyberKnife system terms agreement and enters into the service plan agreement prior to installation of the system.

Upon installation, we typically recognize the CyberKnife system sale price minus the fair value of one year of service. We recognize the fair value of the first year of service as revenue pro rata over the twelve months following installation. In addition, if the customer has purchased our Diamond plan and assuming annual renewals, we would receive a $460,000 payment at the beginning of each of the second, third and fourth years of the multiyear service plan and recognize the revenue pro rata over each year.

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

                The Platinum plan obligates us to deliver two upgrades per year during the term of the contract. We have not yet established fair value for those future obligations; hence, generally accepted accounting principles in the United States, or U.S. GAAP, requires that we cannot begin to recognize any of the revenue derived from the sale of the CyberKnife system or the associated service plans until those obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue and are recognized as revenue once we fulfill all obligations to deliver upgrades. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we ratably recognize the revenue from the sale of the CyberKnife system and the Platinum plan over the remaining life of the contract.

Upgrades

                Customers may purchase additional upgrades as optional extras prior to the delivery of all specified upgrade obligations. Such additional upgrades are considered elements of the original arrangement and associated revenues are deferred until the earlier of: (1) delivery of all elements, or (2) establishment of VSOE of fair value for all undelivered elements. Sales of additional upgrades after delivery of all specified upgrade obligations, as stated in the original contract, are considered separate arrangements and are recognized once all revenue recognition criteria are met.

Warranty

                All customers purchasing a CyberKnife system receive a one-year warranty. In the event that a customer does not purchase a multiyear service plan, we recognize the CyberKnife system sale price less the fair value of one year of support upon installation. We recognize the value of one year of support pro rata over the twelve months following installation. If the customer does purchase a multiyear service plan, the revenue recognition is as described above.

Shared Ownership Programs Revenue

                As of December 31, 2007, our shared ownership programs involved U.S. sites only. We recognize revenue monthly from our shared ownership programs that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from shared ownership programs of $3.0 million and $5.4 million  for the three and six months ended December 31, 2007, respectively, and $2.6 and $4.8 for the three and six months ended December 31, 2006, respectively.  In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

                The CyberKnife system shared ownership units are recorded within property and equipment and are depreciated over their estimated life of ten years. Depreciation and warranty expense attributable to shared ownership units are recorded within cost of shared ownership programs as they are incurred.

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

International Sales Revenue

                For international sales, we recognize revenue once we have met all of our obligations associated with the purchase agreement, other than undelivered service elements for which we have vendor specific objective evidence, or VSOE, of fair value. In most cases, this occurs after the distributor has shipped the unit to the end user, assuming all other obligations have been satisfied. Payments are sometimes secured through letters of credit. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification.

In situations with legacy plans where we have future obligations related to software upgrades that are subject to potential refunds, we defer revenue from the sale and service of the CyberKnife system until the final upgrade has been delivered and accepted. After we have delivered all upgrades associated with a service plan and thus eliminated any contractual right to a refund, we ratably recognize the revenue from the sale of the CyberKnife system and the plan over the remaining life of the contract or until we have VSOE of the fair value of the remaining undelivered elements. Net revenue from international customers was $20.3 million and $39.1 million for the three and six months ended December 31, 2007, respectively, compared to $8.9 million and $20.3 million for the three and six months ended December 31, 2006.

Backlog

       Beginning with the quarter ended March 31, 2007, we revised our definition of backlog to consist of the sum of deferred revenue, future payments that our customers are contractually committed to make and signed contingent contracts that we believe have a substantially high probability of being booked as revenue from CyberKnife system purchase agreements, service plans and minimum payment requirements associated with our shared ownership programs. We adopted this new definition of backlog in part because of the changes in our customer contracting process under which customers initially enter into a terms agreement setting forth the business and economic terms for the sale of a CyberKnife system and then have a specified time frame in which to negotiate legal terms. Contingencies associated with contingent contracts that are included within backlog may include final negotiation and agreement upon our legal terms for the sale of the CyberKnife system, state or local government approval of a certificate of need for the installation of a radiosurgery system, approval by the board of directors of the hospital or other purchaser of the system, establishment of legal entities by purchasers of systems and completion of financing arrangements by purchasers of systems. We review, on a quarterly basis with respect to each contingent contract included in backlog, whether

customer engagement and progress toward satisfaction of contingencies warrant continued inclusion of the contract within backlog.   We previously defined backlog as the sum of the following two components: deferred revenue and future payments that our customers are contractually committed to make, but which we have not yet received.

                As of December 31, 2007, our backlog under this new definition was approximately $659.9 million. Of the total backlog, $364.9 million represented CyberKnife system sales, and $295.0 million represented revenue from service plans and other recurring revenues. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. Although backlog includes contractual commitments from our customers, we may be unable to convert all of this backlog into recognized revenue due to factors outside our control.

Results of Operations

Overview

                Our results of operations are divided into the following components:

                Net revenue.  Our net revenue consists primarily of product revenue (revenue derived from the sale of CyberKnife systems and the sale of linacs for other uses), shared ownership programs revenue (revenue generated from shared ownership programs), services revenue (revenue generated from sales of service plans and training) and other revenue (revenue from specialized upgrade services for units previously sold in Japan).

                Cost of revenue.  Cost of revenue consists primarily of material, labor and overhead costs. In future periods we expect cost of revenue to remain reasonably consistent with current levels due to our achieving nearly full absorption of manufacturing overhead costs associated with increased production volumes, improved efficiencies for supplies and materials and improved labor and manufacturing efficiencies.

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

                General and administrative expenses.  General and administrative expenses consist primarily of compensation and related costs for finance and human resources, and expenses related to accounting, legal and other consulting fees. In future periods, we expect general and administrative expenses to grow in absolute terms as we incur costs related to the reporting requirements of a public company and additional costs related to the overall growth of our business, but to decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale.

                Interest and other income.  Interest and other income consist primarily of interest earned on our cash and cash equivalents.

                Interest and other expense.  Interest and other expense consist primarily of sales tax expense, losses from the disposal of property and equipment and foreign exchange transaction losses.

Deferred Revenue—Legacy Multiyear Service Plans

                We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum and Gold service plans, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring the cash received for the sale of the CyberKnife system and multiyear service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied all our obligations for delivery of upgrades under the plans, we recognize revenue pro rata over the remaining life of the service plan. We have not offered these legacy multiyear service plans to new customers since we introduced our Diamond plan in October 2005, but continue to service 45 legacy plans as of December 31, 2007. Therefore, our deferred revenue has been higher in certain periods where we have installed more units with legacy contracts, but should continue to decrease as we satisfy the contractual obligations and recognize the revenue associated with those installed units.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

                Net revenue

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Net revenue	$52,038	$26,347

Products	$39,131	$19,309
Shared ownership programs	$3,044	$2,585
Service	$8,950	$3,661
Other	$913	$792

Total net revenue for the three months ended December 31, 2007 increased $25.7 million from the three months ended December 31, 2006.  In the three months ended December 31, 2007, 12 CyberKnife system units were installed, including 11 units sold and one attributable to our shared ownership programs, compared to seven CyberKnife system units installed, including six units sold and one attributable to our shared ownership programs during the three months ended December 31, 2006.  Product revenue for the three months ended December 31, 2007 increased $19.8 million from the three months ended December 31, 2006. The increase was primarily attributable to an increase in the number of new CyberKnife system units for which we recognized revenue in the three months ended December 31, 2007 and a change in the mix of service plans.  In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue from the sale of 14 CyberKnife system units sold for the three months ended December 31, 2007, compared to six CyberKnife system units sold in the three months ended December 31, 2006.  Of the 14 CyberKnife system units sold, we satisfied all revenue recognition criteria for three units previously sold to a distributor in China during the three months ended December 31, 2007.  As of September 30, 2007, these units were recorded in deferred revenue.  Accordingly, we recognized $5.6 million of products revenue related to these units during the three months ended December 31, 2007.  Also included in products revenue during the three months ended December 31, 2007, is $3.4 million related to the purchase by a third party of two of our Cyberknife system units that had been in our shared ownership programs.  In addition, we recognize revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations.  During the three months ended December 31, 2007 and 2006, we recognized products revenue attributable to these legacy multiyear plans for 14 units and one unit, respectively.

Service revenue for the three months ended December 31, 2007 increased approximately $5.3 million from the three months ended December 31, 2006, which was primarily attributable to an increase in the number of customer sites under service plans driven by the increase in our installed base.  Shared ownership programs revenue for the three months ended December 31, 2007 increased approximately $459,000 from the three months ended December 31, 2006, primarily due to an increase in usage-based fee revenues.  Revenue from upgrade services in Japan, classified as “Other revenue” in our condensed consolidated statements of operations, slightly increased approximately $121,000 for the three months ended December 31, 2007 from the three months ended December 31, 2006 due to an increase in upgrade services provided to our installed systems in Japan.

Cost of revenue

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Cost of revenue	$24,176	$11,645
% of net revenue	46.5%	44.2%
Gross Margin %	53.5%	55.8%

                Total cost of revenue for the three months ended December 31, 2007 increased $12.5 million from the three months ended December 31, 2006. The increase was primarily attributable to an increase in the number of CyberKnife systems recognized as revenue and an increase in the number of customer sites under service plans during the three months ended December 31, 2007 compared to the three months ended December 31, 2006. As a percentage of total net revenue, total cost of revenue for the three months ended December 31, 2007 increased to 46.5% as compared to 44.2% for the three months ended December 31, 2006.   The corresponding decrease in gross margin percentage was a result of an increase in CyberKnife system shipments through our distributor channel and the sale of CyberKnife system units that had been in our shared ownership programs,  both of which typically have lower gross margins than direct sales to customers.

                Selling and marketing expenses

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Selling and marketing	$11,167	$9,764
% of net revenue	21.5%	37.1%

Selling and marketing expenses for the three months ended December 31, 2007 increased $1.4 million from the three months ended December 31, 2006. The increase was primarily attributable to an increase of $1.2 million in salary and related costs largely due to increased headcount, and an increase of $307,000 in travel expenses as a result of increasing our international sales presence. As a percentage of total net revenue, selling and marketing expenses for the three months ended December 31, 2007 decreased to 21.5% as compared to 37.1% for the three months ended December 31, 2006.

                Research and development expenses

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Research and development	$8,128	$6,132
% of net revenue	15.6%	23.3%

Research and development expenses for the three months ended December 31, 2007 increased $2.0 million from the three months ended December 31, 2006. The increase was primarily attributable to an increase of $1.2 million in salary and related costs and an increase of $332,000 in stock-based compensation expense largely due to increased headcount, an increase of $109,000 in non-inventory materials purchased for development projects and an increase of $118,000 in research grants awarded. As a percentage of total net revenue, research and development expenses for the three months ended December 31, 2007 decreased to 15.6% compared to 23.3% for the three months ended December 31, 2006.

                General and administrative expenses

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
General and administrative	$7,976	$6,136
% of net revenue	15.3%	23.3%

General and administrative expenses for the three months ended December 31, 2007 increased $1.8 million from the three months ended December 31, 2006. The increase was primarily attributable to an increase of $907,000 in salary and related costs and an increase of $746,000 in stock-based compensation expense largely due to increased headcount,  and an increase of $208,000 in other corporate administration costs consistent with being a newly public company. As a percentage of total net revenue, general and administrative expenses for the three months ended December 31, 2007 decreased to 15.3% as compared to 23.3% for the three months ended December 31, 2006.

Interest and other income

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Interest and other income	$2,332	$167
% of net revenue	4.5%	0.6%

Interest and other income increased $2.2 million for the three months ended December 31, 2007 from the three months ended December 31, 2006. The increase was primarily due to larger cash balances kept in interest-bearing accounts.  The significant increase in cash balances held in interest-bearing accounts is primarily due to investing of the proceeds from our initial public offering.

                Interest and other expense

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Interest and other expense	$(135)	$(64)
% of net revenue	-0.3%	-0.2%

Interest and other expense for the three months ended December 31, 2007 increased $71,000 from the three months ended December 31, 2006. The increase was primarily related to interest payments in connection with the filing of tax returns for sales and use taxes for prior years.

Provision for income taxes

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Provision for taxes	$445	$64
% of net revenue	0.9%	0.2%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the three months ended December 31, 2007, we recorded income tax expense of $445,000, as compared to income tax expense of $64,000 for the three  months ended December 31, 2006.  The increase in income tax of $381,000 is primarily due to an increase in taxable income subject to alternative minimum tax, or AMT, and the reduced utilization of net operating losses and tax credits.  In addition, we are currently limited in the use of excess tax deductions from stock options on a without-basis.  The excess difference is included as additional paid-in capital and not as a benefit to our tax provision.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109  (“FIN 48”), on July 1, 2007.  See Note 2 to the Condensed Consolidated Financial Statements for a detailed description.

Six  Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

                Net revenue

	Six Months Ended December 31,
	2007	2006
	(in thousands)
Net revenue	$100,684	$59,118

Products	$76,115	$46,076
Shared ownership programs	$5,356	$4,811
Service	$15,949	$6,630
Other	$3,264	$1,601

Total net revenue for the six months ended December 31, 2007 increased $41.6 million from the six months ended December 31, 2006.  In the six months ended December 31, 2007, 17 CyberKnife system units were installed, including 15 units sold and two attributable to our shared ownership programs, compared to 13 units installed, including 12 units sold and one attributable to our shared ownership programs in the six months ended December 31, 2006.  Products revenue for the six months ended December 31, 2007 increased $30.0 million from the six months ended December 31, 2006. The increase was primarily attributable to an increase in the number of new CyberKnife system units for which we recognized revenue in the first half of fiscal 2008 and a change in the mix of service plans.  In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue from the sale of 25 CyberKnife systems during the six months ended December 31, 2007, compared to 14 CyberKnife systems in the six months ended December 31, 2006.  We satisfied all revenue recognition criteria for seven units (included in the 25 CyberKnife system units sold) previously sold to a distributor in China during the six months ended December 31, 2007.  As of June 30, 2007, these units were recorded in deferred revenue.  Accordingly, we recognized $13.1 million of products revenue related to these units during the six months ended December 31, 2007.  Also included in products revenue for the six months ended December 31, 2007 is the sale of two CyberKnife system units that had been in our shared ownership programs by an independent third party for $3.4 million and the sale of a CyberKnife system unit that had been in our shared ownership programs by a former shared ownership program customer for $3.1 million.  In addition, we recognize revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations.  During the six months ended December 31, 2007 and 2006, we recognized products revenue attributable to these legacy multiyear plans for 14 units and one unit, respectively.

Service revenue for the six months ended December 31, 2007 increased approximately $9.4 million from the six months ended December 31, 2006, primarily attributable to an increase in the number of customer sites under service plans. Shared ownership programs revenue for the six months ended December, 2007 increased approximately $545,000 from the six months ended December 31, 2006, primarily due to an increase in usage-based fee revenues.  Revenue from upgrade services in Japan, classified as “Other revenue” in our condensed consolidated statements of operations, increased approximately $1.7 million for the six months ended December 31, 2007 from the six months ended December 31, 2006 due to an increase in upgrade services provided to our installed systems in Japan.

                Cost of revenue

	Six Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Cost of revenue	$46,911	$25,113
% of net revenue	46.6%	42.5%
Gross Margin %	53.4%	57.5%

Total cost of revenue for the six months ended December 31, 2007 increased $21.8 million from the six months ended December 31, 2006. The increase was primarily attributable to an increase in the number of CyberKnife systems recognized as revenue and an increase in the number of customer sites under service plans during the six months ended December 31, 2007 compared to the six months ended December 31, 2006. As a percentage of total net revenue, total cost of revenue for the six months ended December 31, 2007 increased to 46.6% as compared to 42.5% for the six months ended December 31, 2006.   The corresponding decrease in gross margin percentage was a result of an increase in CyberKnife system shipments through our distributor channel, the sale of CyberKnife system units attributable to our shared ownership programs and increased sales in non-medical linacs, which all typically have lower gross margins.

                Selling and marketing expenses

	Six Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Selling and marketing	$21,323	$17,294
% of net revenue	21.2%	29.3%

Selling and marketing expenses for the six months ended December 31, 2007 increased $4.0 million from the six months ended December 31, 2006. The increase was primarily attributable to an increase of $1.8 million in salary and related costs and an increase of $490,000 to stock-based compensation expense largely due to increased headcount, an increase of $610,000 in sales commissions due to increased sales and an increase of $854,000 in facility and other operational costs as a result of the continuing expansion of our international sales presence. As a percentage of total net revenue, selling and marketing expenses for the six months ended December 31, 2007 decreased to 21.2% as compared to 29.3% for the six months ended December 31, 2006.

Research and development expenses

	Six Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Research and development	$15,843	$12,314
% of net revenue	15.7%	20.8%

Research and development expenses for the six months ended December 31, 2007 increased $3.5 million from the six months ended December 31, 2006. The increase was primarily attributable to an increase of $2.3 million in salary and related costs and an increase of $558,000 in stock-based compensation expense largely due to increased headcount and an increase of $338,000 in non-inventory materials purchased for development projects. As a percentage of total net revenue, research and development expenses for the six months ended December 31, 2007 decreased to 15.7% compared to 20.8% for the six months ended December 31, 2006.

General and administrative expenses

	Six Months Ended December 31,
	2007	2006
	(Dollars in thousands)
General and administrative	$15,877	$10,755
% of net revenue	15.8%	18.2%

General and administrative expenses for the six months ended December 31, 2007 increased $5.1 million from the six months ended December 31, 2006. The increase was primarily attributable to an increase of $2.4 million in salary and related costs largely due to increased headcount, an increase of $2.1 million in stock-based compensation expense due to an increase in option grants to purchase common stock and an increase of $503,000 in other corporate administration costs consistent with being a newly public company. As a percentage of total net revenue, general and administrative expenses for the six months ended December 31, 2007 decreased to 15.8% as compared to 18.2% for the six months ended December 31, 2006.

Interest and other income

	Six Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Interest and other income	$5,006	$436
% of net revenue	5.0%	0.7%

Interest and other income increased $4.6 million for the six months ended December 31, 2007 from the six months ended December 31, 2006. The increase was primarily due to larger cash balances kept in interest bearing accounts.  The significant increase in cash balances held in interest bearing accounts is primarily due to investing of the proceeds from our initial public offering.

                Interest and other expense

	Six Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Interest and other expense	$(197)	$(126)
% of net revenue	-0.2%	-0.2%

Interest and other expense for the six months ended December 31, 2007 slightly increased $71,000 from the six months ended December 31, 2006. The increase was primarily related to interest payments in connection with the filing of tax returns for sales and use taxes for prior years.

Provision for income taxes

	Six Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Provision for taxes	$931	$123
% of net revenue	0.9%	0.2%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the six months ended December 31, 2007, we recorded income tax expense of $931,000 as compared to income tax expense of $123,000 for the six months ended December 31, 2006.  The increase in income tax of $808,000 is primarily due to an increase in taxable income subject to AMT and reduced utilization of net operating losses and tax credits.  In addition, we are currently limited in the use of excess tax deductions from stock options on a without-basis.  The excess difference is included as additional paid-in capital and not as a benefit to our tax provision.

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

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended December 31, 2007 and 2006, such that expense was recorded only for those stock-based awards that are expected to vest.  For the three and six months ended December 31, 2007, we recorded $4.3 million and $8.6 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, ESPP options and restricted stock units granted, compared to $2.9 million and $5.1 million for the three and six months ended December 31, 2006, respectively.

During the six months ended December 31, 2006, upon adoption of SFAS 123(R), we recorded a cumulative effect of a change in accounting principle of approximately $838,000, net of tax of $0, related to the adoption of SFAS 123(R) since we had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting principle reflects forfeitures related to periods prior to July 1, 2006.

As of December 31, 2007, there was approximately $43.8 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP options and restricted stock units which we expect to be recognized over a weighted average period of 2.7 years.

Liquidity and Capital Resources

We have used cash from operations and the sale of our equity securities to fund our working capital needs and our capital expenditure requirements. At December 31, 2007, we had $187.5 million in cash and cash equivalents. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

Six Months Ended December 31, 2007 and 2006

Cash Flows From Operating Activities.  Net cash used in operating activities for the six months ended December 31, 2007 was $15.2 million. Our net income for the first six months of fiscal 2008 of $4.6 million was offset by an increase in accounts receivable of $5.1 million, an increase in inventories of $2.0 million, a decrease in accounts payable of $5.1 million, a decrease in accrued liabilities of $4.1 million and a decrease in deferred revenue, net of deferred cost of revenue, of $20.0 million.  The increase in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment.  The increase in inventory is due to an increase in our business volume.  The decrease in accounts payable is a result of the timing of differences between the receipt of vendor invoices and the payment of such invoices.  The decrease in accrued liabilities was primarily due to decreased accrued compensation related to commissions, payroll taxes, and bonuses.  The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, the continued satisfaction of specified obligations to begin revenue recognition for units covered by our legacy service plans and the recognition of revenue and cost of revenue for units previously shipped to a distributor in China.  Positive cash flow from working capital changes include a decrease in prepaid and other current assets of $1.0 million and an increase in customer advances of $2.6 million due to an increase in advanced payments made by customers for product shipments.  Non-cash charges included $3.9 million of depreciation and amortization expense and $8.6 million of stock-based compensation.

Net cash used in operating activities was $8.8 million for the six months ended December 31, 2006. Our net loss of $5.3 million during the first six months of fiscal 2007 was offset by an increase in deferred revenue, net of deferred cost of revenue, of $2.5 million, an increase in customer advances of $1.9 million and non-cash charges of $5.1 million of stock-based compensation charges and $2.8 million of depreciation and amortization expense on property and equipment.  The increase in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period. The increase in customer advances is due to increased advanced payments made by customers for product shipments.  Significant working capital changes contributing to cash flows used in operations in the first half of fiscal 2007 included an increase in accounts receivable of $7.4 million, an increase in prepaid expenses and other current assets of $3.0 million, an increase in inventories of $6.2 million and a decrease in accrued liabilities of $1.9 million, offset by an increase in accounts payable of $3.9 million.

Cash Flows From Investing Activities.  Net cash used in investing activities was $3.7 million for the six months ended December 31, 2007 compared to $3.3 million for the six months ended December 31, 2006 and was primarily attributable to purchases of property and equipment in both periods. The purchases of property and equipment is due to the expansion of our facilities and operations.

Cash Flows From Financing Activities.  Net cash provided by financing activities for the six months ended December 31, 2007 was $1.7 million and was attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans of $4.3 million and income tax benefits from employee stock plans of $718,000, offset by stock repurchases of $3.3 million.  Net cash provided by financing activities for the six months ended December 31, 2006 was $52,000 and was attributable to proceeds from the exercise of common stock options.

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

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual cash obligations as of December 31, 2007:

		Payments due by period
	Total	Less than 1 year, net of $36 of sublease income (remaining six months)	1 - 3 years	4 - 5 years
	(in thousands)
Operating leases	$9,395	$2,105	$6,990	$300

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

For direct sales outside the United States it is likely we will sell in the local currency. For the three and six months ended December 31, 2007, all of our executed sales contracts were denominated in U.S. dollars, with the exception of three sales contracts denominated in currencies other than U.S. dollars. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

At December 31, 2007, we had $187.5 million of cash and cash equivalents. These amounts were invested in money market funds, U.S. government securities, corporate bonds and commercial paper and were primarily held for operations. We do not use derivative financial instruments in our portfolio.  However, we place our investments with high-credit quality issuers.  Should interest rates decline, our future interest income will decrease. If overall interest rates had fallen by 10% in the three and six months ended December 31, 2007, our interest income would have decreased by approximately $224,000 and $478,000, respectively, assuming consistent levels.

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

Previously Reported Material Weaknesses

As described herein, and as previously reported in our Annual Report on Form 10-K, in connection with the audit of our consolidated financial statements for the year ended June 30, 2007, our independent registered public accounting firm identified material weaknesses and significant deficiencies in our internal controls over financial reporting. These material weaknesses and significant deficiencies relate to a lack of segregation of duties, inadequate review procedures and the misapplication of accounting policies related to revenue recognition and stock-based compensation. These control deficiencies could result in misstatements to certain of our accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

Throughout the six months ended December 31, 2007, we implemented procedures designed to correct the material weaknesses noted above. Management continues to implement new processes and controls to expand our accounting staff to efficiently and timely execute our new procedures and enhance the training and education for our finance and accounting personnel. We are still evaluating the design of these new procedures.  Once placed in operation for a sufficient period of time, we will subject them to appropriate tests, in order to conclude whether they are operating effectively.

Changes in Internal Control Over Financial Reporting

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

As of December 31, 2007, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing and because of the material weaknesses and significant deficiencies noted, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

PART II.  OTHER INFORMATION

Item 1.                     Legal Proceedings.

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.            Risk Factors.

Risks Related to Our Business

We have a large accumulated deficit and may be unable to maintain profitability.

We have incurred net losses in every fiscal year since our inception. As of December 31, 2007, we had an accumulated deficit of $121.9 million. We may incur net losses in the future, particularly as we increase our manufacturing, sales and marketing and administrative activities and as we continue our research and development activities. Our ability to achieve and maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We are required to defer revenue associated with our legacy multiyear service plans due to specified obligations related to the delivery of upgrades to the CyberKnife system. Although we anticipate our deferred revenue will continue to decline in future periods, we may not be able to recognize some portions of our deferred revenue until we have satisfied all obligations for delivery of upgrades. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

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

•                  the proportion of revenue attributable to sales of the CyberKnife system, shared ownership programs and installations associated with our legacy service plans;

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

Under our revenue recognition policy, we generally do not recognize revenue attributable to a CyberKnife system sale until after installation has occurred. For international sales through distributors, we typically recognize revenue when the system is delivered to the end user’s site. Therefore the long sales cycle together with the timing of CyberKnife system shipments and installations may result in significant fluctuations in our reporting of quarterly revenues. Under our current forms of sale and service contracts, we receive a majority of the sale price for the CyberKnife system upon installation of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, such as:

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

In the event that a customer does not, for any of the reasons above or other reasons proceed with installation of the system after entering into a sale contract, we would only recognize up to the deposit portion of the sale price as revenue, unless the deposit was refunded to the customer. Therefore, delays in the installation of CyberKnife systems or customer cancellations would adversely affect our cash flows and revenue, which would harm our results of operations and could cause our stock price to decline.

Current credit and financial market conditions could delay, or prevent our customers from obtaining financing to purchase the CyberKnife system, which would adversely affect our business, financial condition and results of operations.

Due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of the CyberKnife system or for the construction or renovation of  facilities to house CyberKnife systems.  To date, these delays have primarily affected customers that were planning on operating free-standing CyberKnife systems, rather than hospital-based customers.  These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems and may cause other customers to postpone their system installation or to cancel their agreement with us.  Delays and order cancellations of this nature would adversely affect our product sales and  revenues, and therefore harm our business and results of operations.

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

In addition, for 2008, CMS promulgated new regulations that recognize payment for our CyberKnife system in the ambulatory surgical center, or ASC, setting.  In a final rule displayed on November 1, 2007, CMS provides for payment for approximately 790 additional surgical procedures that were previously not covered in this setting.  CMS will pay separately for certain covered ancillary services that are provided integral to covered surgical procedures in ASCs. The ancillary services must be provided immediately before, during, or after a covered surgical procedure to be considered integral and therefore, eligible for separate payment. Codes describing our CyberKnife procedure are included in a list of “Radiology services paid separately when provided integral to a surgical procedure” in the final ASC rule and, effective 2008, would be paid at $2,554 for the first treatment and $1,866 for each subsequent treatment under this rule when performed in the ASC setting.  Uncertainties remain relating to the application of the new ASC regulations to CyberKnife procedures, however.  In particular, procedures using our technology are rarely if ever performed integral to other surgical procedures. Therefore, it is unclear whether and to what extent any CyberKnife procedure will be reimbursed in the ASC setting or whether the procedure would be recognized as covered in this setting by Medicare contractors. At this time, we do not anticipate a significant impact of this rule on our business or results of operations.

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

In addition, in connection with the release in July 2007 of proposed Medicare reimbursement rates for calendar 2008, CMS has also proposed significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law. These proposed regulations would, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife system. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The proposed regulations, if adopted, would limit these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies.  In November 2007, at the time CMS published final 2008 Medicare reimbursement rates, CMS did not issue final or new proposed rules regarding these matters, but instead indicated that it would act with respect to these matters in the future.  The proposed regulations, if enacted substantially as proposed in July 2007, could have an adverse impact on our product sales and therefore on our business and results of operations.  In addition, the uncertainty caused by CMS’s delay of final action with respect to these proposed rules could also result in customers delaying system purchases or installation activities as they attempt to restructure their financial or organizational arrangements.  These uncertainties could therefore also adversely affect our product sales or revenues, and therefore harm our business and results of operations.

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

Our reliance on single source suppliers for critical components of the CyberKnife system could harm our ability to meet demand for our products in a timely and cost-effective manner.

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

The number of our employees increased from 194 as of June 30, 2005 to 463 as of December 31, 2007. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

Substantial sales of our common stock by our stockholders, including sales pursuant to Rule 10b5-1 plans, could depress our stock price regardless of our operating results.

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. As of February 1, 2008, we have 55,126,775 shares of common stock issued. The lockup agreements related to our initial public offering expired with the opening of the securities markets on September 4, 2007, and as a result a large number of shares of our common stock became eligible for sale.

In addition, certain of our executive officers, including our Chief Executive Officer, Chief Financial Officer, Chief Marketing Officer, Chief Operating Officer and Chief Sales Officer, have entered into sales plans pursuant to Securities and Exchange Commission Rule 10b5-1, which provide for stock sales pursuant to formulas set forth in each such plan.           Our other executive officers or directors and other members of our management team who are not executive officers may enter into such plans in the future.

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

Our directors, executive officers and major stockholders own approximately 20.7% of our issued common stock as of February 1, 2008, which could limit your ability to influence the outcome of key transactions, including changes of control.

As of February 1, 2008, our directors, executive officers, and current holders of 5% or more of our issued common stock, held, in the aggregate, approximately 20.7% of our issued common stock. As a result, a small number of stockholders have voting control and may be able to control the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities

None.

(b)           Use of Proceeds from Public Offering of Common Stock

None.

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased as	Value of Shares that
	of Shares	Average Price	Part of Publicly	May Yet be Purchased
	Purchased	Paid per Share	Announced Program	under the Plans or Programs
August 26 - September 29, 2007	38,163	$13.66	38,163	$24.5 million
October 28 - November 24, 2007	31,029	$14.99	31,029	$24.0 million
November 25 - December 29, 2007	152,859	$15.37	152,859	$21.7 million

Total	222,051	$15.02	222,051	$21.7 million

On August 30, 2007 we announced that our Board of Directors had approved a stock repurchase plan that authorized us to repurchase shares of our common stock. Under the plan, we will have the ability to acquire up to $25.0 million of common shares in the open market over a period of one year. During the period from August 26, 2007 through December 29, 2007, we repurchased 222,051 shares of our common stock for approximately $3.3 million. Such shares have not been retired and therefore remain issued as of December 31, 2007. We account for our treasury stock under the par value method.  At December 31, 2007, the par value of our treasury stock was immaterial.

In the period from January 1, 2008 through February 8, 2008 we repurchased 569,100 shares of our common stock for $7.3 million, at an average repurchase price of $12.77.

Item 3.                     Defaults Upon Senior Securities

                                                None.

Item 4.                     Submission of Matters to a Vote of Security Holders

                We held our Annual Meeting of Stockholders (“Annual Meeting”) on December 12, 2007. Stockholders representing 44,143,888, or 80.9%, of the total outstanding shares as of the record date of the Annual Meeting were present in person or by proxy. The following is a brief description of each matter voted upon at the Annual Meeting and a statement of the number of votes cast for or against and the number of abstentions with respect to each matter.

1)             The stockholders elected the following to serve on the Board of Directors for a term of three years:

	For	Withheld
Robert S. Weiss	40,097,302	4,046,586
Li Yu	40,043,811	4,100,077

John R. Adler, Jr., M.D., Ted T.C. Tu, Euan S. Thomson, Ph.D. and Wayne Wu also continued as directors after the Annual Meeting.

2)             The stockholders approved the 2007 Incentive Award Plan:

For	Against	Abstain	Broker Non-Votes
17,127,726	15,150,556	87,880	11,777,726

3)             The stockholders approved the selection of Grant Thornton LLP as the independent registered public accounting firm of the Company for its fiscal year ending June 30, 2008:

For	Against	Abstain
41,058,108	1,553,151	1,532,629

Item 5.                     Other Information

                None.

Item 6.                     Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCURAY INCORPORATED

By:	/s/ Euan S. Thomson
Euan S. Thomson
Chief Executive Officer and President

By:	/s/ Robert E. McNamara
Robert E. McNamara
Senior Vice President and Chief Financial Officer

Date:      February 11, 2008

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