Form 10-Q
period 2008-03-29
ACCURAY INC
filed 2008-05-13
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33301

ACCURAY INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-8370041 (IRS Employer Identification Number)

1310 Chesapeake Terrace

Sunnyvale, California 94089

(Address of Principal Executive Offices Including Zip Code)

(408) 716-4600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of May 2, 2008, there were 54,424,902 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended March 31, 2008

PART I.                 FINANCIAL INFORMATION

Item 1.    Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	June 30,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$63,047	$204,830
Short-term investments	78,491	—
Accounts receivable, net of allowance for doubtful accounts of $20 at March 31, 2008 and June 30, 2007	31,414	10,105
Inventories	17,836	16,984
Prepaid expenses and other current assets	6,698	7,937
Deferred cost of revenue—current	32,210	30,709
Total current assets	229,696	270,565
Long-term investments	23,963	—
Property and equipment, net	18,145	23,937
Goodwill	4,495	4,495
Intangible assets, net	991	1,184
Deferred cost of revenue—noncurrent	15,288	30,522
Other assets	1,284	1,406
Total assets	$293,862	$332,109
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,634	$14,147
Accrued compensation	8,149	13,127
Other accrued liabilities	6,536	4,113
Customer advances—current	19,899	12,634
Deferred revenue—current	85,971	78,022
Total current liabilities	132,189	122,043
Long-term liabilities:
Customer advances—noncurrent	2,400	8,388
Deferred revenue—noncurrent	32,405	76,235
Total liabilities	166,994	206,666
Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.001 par value; authorized: 5,000,000 shares at March 31, 2008 and June 30, 2007; no shares issued and outstanding.	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares at March 31, 2008 and June 30, 2007; issued and outstanding: 56,258,605 and 54,378,587 shares, respectively, at March 31, 2008 and 53,798,643 and 53,798,643 shares, respectively, at June 30, 2007.	54	53
Additional paid-in capital	249,091	251,637
Accumulated other comprehensive income (loss)	(960)	10
Accumulated deficit	(121,317)	(126,257)
Total stockholders’ equity	126,868	125,443
Total liabilities and stockholders’ equity	$293,862	$332,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net revenue:
Products	$40,706	$29,515	$116,821	$75,591
Shared ownership programs	2,715	2,437	8,071	7,248
Services	11,017	4,579	26,966	11,209
Other	4,320	809	7,584	2,410
Total net revenue	58,758	37,340	159,442	96,458
Cost of revenue:
Cost of products	19,411	12,183	52,332	30,263
Cost of shared ownership programs	755	663	2,227	1,965
Cost of services	8,165	2,859	19,014	7,488
Cost of other	4,144	517	5,813	1,619
Total cost of revenue	32,475	16,222	79,386	41,335
Gross profit	26,283	21,118	80,056	55,123
Operating expenses:
Selling and marketing	10,792	9,830	32,115	27,124
Research and development	8,632	6,951	24,475	19,265
General and administrative	7,943	6,100	23,820	16,855
Total operating expenses	27,367	22,881	80,410	63,244
Loss from operations	(1,084)	(1,763)	(354)	(8,121)
Other income (expense):
Interest and other income	1,807	1,482	6,813	2,867
Interest and other expense	(462)	(442)	(659)	(1,517)
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	261	(723)	5,800	(6,771)
Provision (benefit) for income taxes	(323)	62	608	185
Income (loss) before cumulative effect of change in accounting principle	584	(785)	5,192	(6,956)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	—	838
Net income (loss)	$584	$(785)	$5,192	$(6,118)

Net income (loss) per common share, basic and diluted:
Basic
Income (loss) before cumulative effect of change in accounting principle	$0.01	$(0.02)	$0.10	$(0.30)
Cumulative effect of change in accounting principle	—	—	—	0.04
Basic net income (loss) per share	$0.01	$(0.02)	$0.10	$(0.26)
Diluted
Income (loss) before cumulative effect of change in accounting principle	$0.01	$(0.02)	$0.09	$(0.30)
Cumulative effect of change in accounting principle	—	—	—	0.04
Diluted net income (loss) per share	$0.01	$(0.02)	$0.09	$(0.26)
Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	54,856	37,018	54,539	23,137
Diluted	60,125	37,018	60,862	23,137

Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:

Cost of revenue	$514	$398	$1,364	$848
Selling and marketing	$1,081	$1,247	$3,227	$2,903
Research and development	$800	$689	$2,278	$1,609
General and administrative	$1,837	$1,350	$5,949	$3,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2008	2007

Cash Flows From Operating Activities
Net income (loss)	$5,192	$(6,118)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,029	4,464
Stock-based compensation	12,818	8,772
Tax benefit from stock-based compensation	388	—
Excess tax benefit from stock-based compensation	(298)	—
Provision for bad debts	—	2
Loss on write-down of inventories	448	604
Loss on disposal of property and equipment	194	210
Cumulative effect of change in accounting principle	—	(838)
Changes in assets and liabilities:
Accounts receivable	(21,385)	(3,827)
Inventories	(4,467)	(6,389)
Prepaid expenses and other current assets	962	(2,904)
Deferred cost of revenue	21,426	(3,373)
Other assets	101	(372)
Accounts payable	(2,500)	8,380
Accrued liabilities	(2,494)	(278)
Customer advances	1,352	2,641
Deferred revenue	(35,785)	(1,060)
Net cash used in operating activities	(18,019)	(86)
Cash Flows From Investing Activities
Purchases of property and equipment	(4,326)	(6,042)
Purchases of investments	(108,918)	—
Sales and maturities of investments	5,535	—
Restricted cash	—	1
Net cash used in investing activities	(107,709)	(6,041)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	3,622	1,185
Proceeds from employee stock purchase plan	1,888	—
Stock repurchases	(21,636)	—
Proceeds from intial public offering, net of issuance costs	—	170,463
Excess tax benefit from stock-based compensation	298	—
Net cash provided by (used in) financing activities	(15,828)	171,648

Effect of exchange rate changes on cash	(227)	(23)
Net increase (decrease) in cash and cash equivalents	(141,783)	165,498
Cash and cash equivalents at beginning of period	204,830	27,856
Cash and cash equivalents at end of period	$63,047	$193,354

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

On October 1, 2006, the Company prospectively changed its fiscal calendar to a 52- or 53- week period.  The Company’s fiscal year ends on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2008 and 2007 are both comprised of 52 weeks.  For ease of presentation purposes, the condensed financial statements and notes refer to March 31, 2008 and 2007 as the quarter ends.

Basis of Presentation and Principles of Consolidation

In December 2003, the Company formed a wholly owned subsidiary, Accuray International SARL, headquartered in Geneva, Switzerland. The purpose of Accuray International is to manage the sales, marketing and service activities of Accuray’s international subsidiaries. In January 2004, the Company formed a wholly owned subsidiary, Accuray Europe SARL, headquartered in Paris, France. The purpose of Accuray Europe is to market the Company’s products in Europe. In January 2005, the Company completed the purchase of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”) and integrated this operation into the Company’s existing manufacturing operation. In October 2005, the Company formed a wholly owned subsidiary, Accuray UK Ltd, headquartered in London, United Kingdom. The purpose of Accuray UK Ltd is to market the Company’s products in the United Kingdom and other countries in northern Europe. In December 2005, the Company formed a wholly owned subsidiary, Accuray Asia Limited, headquartered in Hong Kong, SAR. The purpose of Accuray Asia Limited is to market the Company’s products in Asia. In January 2007, the Company formed a wholly owned subsidiary, Japan Accuray KK, headquartered in Tokyo, Japan.  The purpose of Japan Accuray KK is to market the Company’s products in Japan.  In June 2007, the Company formed a wholly owned subsidiary, Accuray Spain, S.L.U.  The purpose of Accuray Spain is to market the Company’s products in Spain.  In December 2007, the Company formed a wholly owned subsidiary, Accuray Medical Equipment (India) Private Ltd. (“Accuray India”).  The purpose of Accuray India is to market the Company’s products in India.  In February 2008, the Company formed a wholly owned subsidiary, Accuray Medical Equipment (SEA) Private Limited (“Accuray Singapore”).  The purpose of Accuray Singapore is to market the Company’s products in Singapore.  The capital stock of the Company’s international operating subsidiaries is generally held by Accuray International, which is a wholly-owned subsidiary of the Company.  The condensed consolidated financial statements include the accounts of the subsidiaries, and all inter-company transactions and balances have been eliminated.

The accompanying condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three and nine months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2008 and 2007 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2007 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s consolidated financial position as of March 31, 2008, consolidated results of operations for the three and nine months ended March 31, 2008 and 2007 and cash flows for the nine months ended March 31, 2008 and 2007.  The results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending June 30, 2008 or for any other interim period or for any future year.  Certain prior period balances have been reclassified to conform to current period presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts and amounted to $34.0 million and $191.4 million at March 31, 2008 and June 30, 2007, respectively.

Investments

The Company’s investments include short-term securities which include fixed-income securities, commercial paper, term notes and marketable debt securities.  All investments are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains and losses on the sale of investments are recorded in other income (expense). Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Long-term investments include US corporate debt securities with maturities beyond one year and auction rate securities for which auctions were recently unsuccessful.  The Company continues to hold these auction rate securities until a future auction for these investments is successful or a buyer is found outside of the auction process, which may occur beyond one year. Short-term investments amounted to $78.5 million and none at March 31, 2008 and June 30, 2007, respectively. Long-term investments amounted to $24.0 million and none at March 31, 2008 and June 30, 2007, respectively.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s investments are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. These investments are placed with high-credit quality financial institutions, which limits the credit exposure from any one financial institution or instrument.

Accounts receivable are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations. The Company’s allowance for doubtful accounts was approximately $20,000 at both March 31, 2008 and June 30, 2007.  For the three months ended March 31, 2008 and 2007, the Company had one customer that represented approximately 16% and 11% of revenue, respectively.  For the nine months ended March 31, 2008, the Company had one customer that represented approximately 11% of revenue.  There were no customers that represented more than 10% of revenue for the nine months ended March 31, 2007.  At both March 31, 2008 and June 30, 2007, the Company had three customers that represented approximately 44% and 61% of accounts receivable, respectively.

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

The products currently under development by the Company may require clearance by the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary clearance. If the Company is denied such clearance or such clearance is delayed, such delays or denials could have a material adverse impact on the Company.

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

For PCS arrangements that include specified or committed upgrades for which the Company has not established VSOE of fair value, all revenue is deferred and accounted for as described above. In such cases, once all upgrade obligations have been delivered, all deferred revenue is recognized ratably over the remaining life of the PCS arrangement.

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

Costs associated with providing PCS and maintenance services are expensed when incurred, except when those costs are related to units where revenue recognition has been deferred. In those cases, the costs are deferred until the recognition of the related revenue and are expensed over the period of revenue recognition.

For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement. Sales to third party distributors are evidenced by distribution agreements governing the relationships together with binding purchase orders on a transaction-by-transaction basis. The Company records revenues from arrangements with distributors based on a sell-through method where revenue is recognized upon shipment of the product to the end user customer and once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exists, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

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

The CyberKnife systems associated with the Company’s shared ownership programs are recorded within property and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership programs.  The shared ownership programs typically have a term of five years. During this term the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the minimum monthly payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be purchased as part of the arrangement. During the three and nine months ended March 31, 2008, $14.1 million and $20.6 million, respectively, of total revenue was recognized in the consolidated statements of operations for the sale of 7 and 10 CyberKnife system units, respectively, that were formerly under shared ownership programs.  At March 31, 2008, $2.2 million of revenues for extended warranty and training services related to these sold shared ownership units remained recorded as deferred revenue, and will be recognized over the life of the extended warranty service period and as training service obligations have been fulfilled.

Future minimum revenues under shared ownership arrangements as of March 31, 2008 are as follows (in thousands):

Year ending June 30,
2008 (remaining three months)	$120
2009	480
2010	480
2011	480
2012	480
2013 and thereafter	240
Total	$2,280

Total usage-based fee revenues, included in shared ownership programs revenue, earned from the CyberKnife systems under shared ownership programs, amounted to $2.0 million and $6.0 million for the three and nine months ended March 31, 2008, respectively.  Total usage-based fee revenues, included in shared ownership programs revenue, earned from CyberKnife systems under shared ownership programs, amounted to $2.0 million and $5.7 million for the three and nine months ended March 31, 2007, respectively.

The Company also recognizes revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  The Company recognizes any loss provisions from the total contract in the period such loss is identified. During both the three and nine months ended March 31, 2008, contract revenue of $500,000 was recorded in other revenue with related costs of $438,000 recorded in cost of other revenue. No such revenue or loss provisions were recorded for the three and nine months ended March 31, 2007.  As of March 31, 2008 and June 30, 2007, $1.0 million and $323,000, respectively, of costs have been recorded in deferred cost of revenue related to the contract manufacture of  non-medical linacs.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership programs revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and the satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership programs revenue results from the receipt of advance monthly minimum lease payments, which will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Service revenue is recognized ratably over the service period. Deferred other revenue results primarily from the Japan upgrade services programs and is due to timing differences between the receipt of cash payments for those upgrades and final delivery to the end user customer. Deferred cost of revenue consists of the direct costs associated with the manufacture of units, direct service costs and deferred costs associated with the Japan upgrade services programs for which the revenue has been deferred in accordance with the Company’s revenue recognition policies. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through March 31, 2008, there have been no such impairment losses.

Stock-Based Compensation

Effective July 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123(R)”) using the modified prospective method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date and (b) based on the previous requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) for all awards granted to employees prior to the effective date of SFAS 123(R) that remained unvested on the effective date. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended March 31, 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest.  On July 1, 2006, upon adoption of SFAS 123(R), the Company recorded a cumulative effect of a change in accounting principle of approximately $838,000, net of tax of $0, to reflect this change in accounting for estimated forfeitures related to periods prior to July 1, 2006.

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

During the three and nine months ended March 31, 2008, the estimated fair value of the stock options granted was calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $7.84 and $22.86 per share.  For the three and nine months ended March 31, 2008, the Company recognized $3.0 million and $9.2 million, respectively, of stock-based compensation expense for stock options granted to employees.  During the three and nine months ended March 31, 2007, the Company recognized $2.9 million and $8.0 million, respectively, of stock-based compensation expense for stock options granted to employees.

The following weighted-average assumptions were used during the three and nine months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Risk-free interest rate	2.92%	4.72%	3.68%	4.91%
Dividend yield	—	—	—	—
Expected life	6.25	6.25	6.25	6.25
Expected volatility	60.1%	65.6%	60.3%	76.4%

In January 2007, the Company implemented the 2007 Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates.  The estimated fair value of ESPP shares was calculated at the date of grant using the Black-Scholes option pricing model, using the fair value of the Company’s common stock as determined by its closing market price published by the Nasdaq Global Market, except for its initial purchase period, which used a fair value of common stock of $18.00 as determined by the Company’s public offering price.  Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term of purchased shares is based upon the offering period of the ESPP.  The risk-free rate for the expected term of the ESPP option is based on the U.S. Treasury Constant Maturity rate. For the three and nine months ended March 31, 2008, the Company recognized $320,000 and $883,000 of compensation expense related to its ESPP, respectively.  For both the three and nine months ended March 31, 2007, the Company recognized $168,000 of compensation expense related to its ESPP.  The following weighted-average assumptions were used to value ESPP shares at the date of grant:

	Three and Nine Months Ended March 31, 2008	Three and Nine Months Ended March 31, 2007
Risk-free interest rate	3.28%	5.16%
Dividend yield	—	—
Expected life	0.50	0.75
Expected volatility	58.5%	49.9%

  During the three and nine months ended March 31, 2008, the Company recognized $942,000 and $2.8 million of stock-based compensation expense, net of forfeitures, for restricted stock units granted.   During the three and nine months ended March 31, 2007, the Company recognized $571,000 and $1.5 million, respectively, of stock-based compensation expense, net of forfeitures for restricted stock units granted.

Excess tax benefits from tax deductions for exercised options and disqualifying dispositions, in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits for the three and nine months ended March 31, 2008 were $(330,000) and $388,000, respectively.  Due to a decrease in forecasted effective income tax rate in the quarter ending March 31, 2008, the Company has adjusted its year to date excess tax benefit in the current period to reverse previously recorded amounts.    There were no realized excess tax benefits for the three and nine months ended March 31, 2007.

During the three and nine months ended March 31, 2008, the Company capitalized stock-based compensation costs of $333,000 and $921,000 respectively, which were included as components of inventory and deferred cost of revenue.  No costs were capitalized during the three and nine months ended March 31, 2007 due to immateriality.

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

For the three and nine months ended March 31, 2008, the basic net income per share were based on weighted-average shares of 54,856,226 and 54,538,778, respectively.  For the three and nine months ended March 31, 2008, the diluted net income per share were based on weighted-average shares of 60,125,124 and 60,862,410, respectively.  For the three and nine months ended March 31, 2007 the basic and diluted net income per share were based on weighted average shares of 37,017,741 and 23,136,575, respectively.  The number of anti-dilutive shares excluded from the calculation of diluted income per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Preferred stock (as if converted)	—	10,794,123	—	20,406,406
Options to purchase common stock	2,564,568	8,595,752	1,007,517	9,311,950
Restricted stock units	717,586	—	632,299	—
	3,282,154	19,389,875	1,639,816	29,718,356

The following table sets forth the basic and diluted per share computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Numerator:
Net income (loss) (in thousands)	$584	$(785)	$5,192	$(6,118)
Denominator:
Basic weighted-average shares outstanding	54,856,226	37,017,741	54,538,778	23,136,575
Stock options and restricted stock units	5,268,898	—	6,323,632	—
Diluted weighted-average shares of common stock outstanding	60,125,124	37,017,741	60,862,410	23,136,575

Basic net income (loss) per share:	$0.01	$(0.02)	$0.10	$(0.26)
Diluted net income (loss) per share:	$0.01	$(0.02)	$0.09	$(0.26)

Income Taxes

The Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates prior to the completion and filing of tax returns for such periods.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.  For the three and nine months ended March 31, 2008, the provision for income taxes was determined using the annual effective tax rate method for entities that are projected to be profitable for the year.

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

As a result of the implementation of FIN 48, the Company recognized a tax reserve for uncertain tax positions of $252,000, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings.  Furthermore, the Company had $4.8 million of unrecognized tax benefits, all of which would affect its income tax expense if recognized.  The unrecognized tax benefits mainly relate to federal and state net operating losses and research tax credits.  In the three months ended March 31, 2008, approximately $128,000 of related reserves have been released.  The Company files income tax returns in the US federal jurisdiction, and various states and foreign jurisdictions.  Due to attributes being carried forward, the statue of limitations remains open for US, states, and non-US income tax examinations for tax years from 1999 and forward.

In accordance with FIN 48, the Company classifies interest and penalties as a component of tax expense.  Such interest and penalties were immaterial as of March 31, 2008.

Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the United States are insignificant.

The following summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
United States (including Puerto Rico)	$48,102	$20,632	$109,652	$59,480
Europe	533	10,789	5,088	22,365
Asia (excluding Japan)	4,153	4,583	31,119	10,521
Japan	5,970	1,336	13,583	4,092
Total	$58,758	$37,340	$159,442	$96,458

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning or after December 15, 2008. The Company has not yet determined the impact this standard will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157, Fair Value Measurement (“SFAS 157”). The Company has not yet determined the impact this standard will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157. The standard defines fair value and provides a framework for using fair value to measure assets and liabilities. SFAS 157 establishes the principle that fair value should consider characteristics specific to the asset or liability based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007, though early adoption is permitted. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).The Company has not yet determined the impact this standard will have on its consolidated financial statements.

3. INVESTMENTS

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2008

Short-term Investments:
Commercial paper	$47,926	$73	$—	$47,999
US Corporate debt	10,076	34	(22)	10,088
Government-sponsored enterprises	20,362	42	—	20,404
Total short-term investments	$78,364	$149	$(22)	$78,491
Long-term Investments:
US Corporate debt	$2,622	$—	$(8)	$2,614
Auction rate securities	22,400	—	(1,051)	21,349
Total long-term investments	$25,022	$—	$(1,059)	$23,963
Total short and long-term investments	$103,386	$149	$(1,081)	$102,454

All of the Company’s short-term investments will mature within 12 months. Long-term investments consist of US corporate debt that have maturities greater than 12 months and auction rate securities which have failed in recent auctions.

As of March 31, 2008, the Company held $21.3 million in interest bearing auction rate securities, (“ARS”), that represented investments in student loan obligations. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and multiple auctions for these securities have been unsuccessful. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments are “AAA” rated and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity, which is generally greater than 12 months. As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term investments on its condensed consolidated balance sheet because of the Company’s inability to determine when its investments in ARS would settle. In May 2008, the Company modified its investment policy to preclude any additional exposure to auction rate securities.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these investments no longer approximates par value.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008 the Company determined there was a temporary decline in the fair value of its ARS investments of $1.1 million, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at that date.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual ARS, the Company classified such impairment as temporary. If the Company’s assessment of the fair value in future periods is other than temporary, the Company will record an impairment charge through its statement of operations.

4. BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2008	June 30, 2007
Accounts receivable	$31,110	$9,267
Unbilled fees and services	324	858
	31,434	10,125
Less: Allowance for doubtful accounts	(20)	(20)
Accounts receivable, net	$31,414	$10,105

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in thousands):

	March 31, 2008	June 30, 2007
Raw materials	$7,348	$9,776
Work-in-process	6,999	2,525
Finished goods	3,489	4,683
Inventories	$17,836	$16,984

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31, 2008	June 30, 2007
Furniture and fixtures	$3,206	$1,605
Computer and office equipment	6,739	5,529
Leasehold improvements	7,498	7,387
Machinery and equipment	11,513	9,747
CyberKnife shared ownership systems	5,133	12,393
	34,089	36,661
Less: Accumulated depreciation and amortization	(15,944)	(12,724)
Property and equipment, net	$18,145	$23,937

Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2008 was $2.1 million and $5.8 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2007 was $1.6 million and $4.3 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership programs at March 31, 2008 and June 30, 2007 was $2.0 million and $3.3 million, respectively.

5. GOODWILL AND OTHER PURCHASED INTANGIBLES

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

The amortization expense relating to intangible assets for both the three and nine months ended March 31, 2008 and 2007 was approximately $64,000 and $194,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at March 31, 2008 and June 30, 2007 (in thousands):

	March 31, 2008	June 30, 2007
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(819)	(626)
Intangible assets, net	$991	$1,184

The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized intangible assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of March 31, 2008, is as follows (in thousands):

Year ending June 30,
2008 (remaining three months)	$65
2009	258
2010	258
2011	258
2012	152
Total	$991

6. SERVICE PLAN CONTRACTS

Service contract revenue for providing parts, warranty, product updates and upgrades and customer support is deferred and recognized ratably over the contractual service period, generally one year, until no further obligation exists.

Deferred service contract revenue included in deferred revenue (in thousands):

Balance at June 30, 2007	$41,080
Additional deferred revenue	26,749
Less revenue recognized	(23,382)
Balance at March 31, 2008	$44,447

Costs incurred under service contracts included in cost of revenue were approximately $6.7 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively. Costs incurred under service contracts included in cost of revenue were approximately $17.4 million and $6.0 million for the nine months ended March 31, 2008 and 2007, respectively.

7. COMMITMENTS AND CONTINGENCIES

Royalty Agreements

In January 1991, July 1997 and January 1999, the Company entered into a license and royalty agreement in exchange for an exclusive license to use certain technology. Under these agreements, the Company is obligated to pay a predetermined amount for each CyberKnife system shipped that includes the licensed technology. Royalty expense recognized in cost of revenue or deferred cost of revenue sold under these agreements were approximately $80,000 and $262,000 during the three and nine months ended March 31, 2008, respectively. Of these amounts, expense recorded in relation to Stanford University (“Stanford”) were $35,000 and $115,000 for the three and nine months ended March 31, 2008, respectively, and $55,000 and $150,000 for the three and nine months ended March 31, 2007, respectively. At March 31, 2008 and June 30, 2007, the Company had accrued amounts of approximately $105,000 and $90,000, respectively, which are included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement. Of these amounts, approximately $35,000 and $45,000 at March 31, 2008 and June 30, 2007, respectively, were in relation to Stanford.

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

8. COMMON STOCK

As of March 31, 2008, 56,258,605 and 54,378,587 shares of common stock were issued and outstanding, respectively. As of June 30, 2007, 53,798,643 shares of common stock were issued and outstanding.

In August 2007 the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the Company to repurchase shares of its common stock. Under the plan, the Company has the ability to acquire up to $25.0 million of common shares in the open market over a period of one year. As of March 31, 2008, the Company had repurchased 1,880,018 shares of its common stock for $21.6 million or an average repurchase price of $11.51 per share, including 1,658,000 shares repurchased during the three months ended March 31, 2008 at an aggregate repurchase price of $18.3 million or an average repurchase price of $11.03 per share. Such shares were not returned to the status of authorized, unissued shares. Accordingly, such shares remain issued and classified as treasury stock as of March 31, 2008. The Company accounts for its treasury stock under the par value method. At March 31, 2008, the par value of the Company’s treasury stock was immaterial.

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

In 2007, the Board of Directors approved the 2007 Incentive Award Plan (the “2007 Plan”). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 4,500,000 shares. As of March 31, 2008, the 1993 Plan and the 1998 Plan continued to remain in effect with respect to options previously granted under such plans; however, options can no longer be granted from the 1993 and 1998 Plans.

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

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company’s common stock on March 31, 2008 of $7.84 and the exercise price for stock options) that would have been received by option holders if all options had been exercised on March 31, 2008. The total intrinsic value of options exercised in the three months ended March 31, 2008 and 2007 was approximately $9.4 million and $18.3 million, respectively. The total intrinsic value of options exercised in the nine months ended March 31, 2008 and 2007 was approximately $27.1 million and $18.5 million, respectively. Cash received from option exercises for the three months ended March 31, 2008 and 2007 was $1.2 million and $1.1 million, respectively. Cash received from option exercises for the nine months ended March 31, 2008 and 2007 was $3.6 million and $1.2 million, respectively.

			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
	Options	average	contractual	value as of
	outstanding	exercise price	life (years)	March 31, 2008
Balance at June 30, 2007	10,791,875	$3.79
Options granted	1,137,355	$14.63
Options forfeited	(222,656)	$5.33
Options exercised	(2,246,077)	$1.61
Balance at March 31, 2008	9,460,497	$5.58	6.61	$36,771,819
Vested or Expected to vest at March 31, 2008	9,131,000	$5.34	6.53	$36,562,834
Exercisable at March 31, 2008	6,474,274	$3.09	5.71	$33,526,907

As of March 31, 2008, there was approximately $26.8 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.4 years. The Company’s current practice is to issue new shares to satisfy share option exercises. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 were $2.8 million and $2.2 million, respectively. The total fair value of shares vested during the nine months ended March 31, 2008 and 2007 were $10.7 million and $6.4 million, respectively.

The weighted average grant date fair values of options granted were $7.32 and $18.16 per share for the three months ended March 31, 2008 and 2007, respectively. The weighted average grant date fair values of options granted were $8.38 and $10.63 per share for the nine months ended March 31, 2008 and 2007, respectively.

Employee Stock Purchase Plan

In 2007 the Board of Directors approved the 2007 Employee Stock Purchase Plan. Under the ESPP, the Company is authorized to issue up to 1,000,000 shares of common stock. Qualified employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of the common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally occurring every six months. Employees’ payroll deductions may not exceed 10% of their compensation. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

The ESPP was initiated during fiscal year 2007. In November 2007, the Company issued approximately 134,000 shares in relation to its ESPP for $1.9 million. The weighted average fair value ESPP option price was $6.11 for both the three and nine months ended March 31, 2008, respectively. The ESPP was not in effect at March 31, 2007. As of March 31, 2008, there was approximately $228,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over the next two months.

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

Restricted stock unit activity for the nine months ended March 31, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at June 30, 2007	648,330	$28.16
Restricted stock units granted	238,175	$15.16
Vested	(80,411)	$11.29
Forfeited	(88,009)	$27.71
Unvested restricted stock units at March 31, 2008	718,085	$23.90

As of March 31, 2008, there was approximately $17.6 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.0 years.

9. RELATED PARTY TRANSACTIONS

The Company recognized revenue of approximately $1.5 million and $4.1 million during the three and nine months ended March 31, 2008, respectively, and approximately $1.3 million and $3.8 million during the three and nine months ended March 31, 2007, respectively, relating to products and services provided to Meditec. Meditec’s parent, Marubeni Corporation, is a stockholder of the Company. At March 31, 2008 and June 30, 2007, amounts of none and $7.7 million, respectively, were recorded as deferred revenue and advances relating to payments made by Meditec for certain products and services. At March 31, 2008 and June 30, 2007, no amounts were due from Meditec.

The Company recognized revenue of approximately $423,000 and $113,000 during the three months ended March 31, 2008 and 2007, respectively, relating to products and services provided to Stanford. During the nine months ended March 31, 2008 and 2007, the Company recognized revenue of approximately $792,000 and $3.6 million relating to products and services provided to Stanford, respectively. The Company’s former Chief Executive Officer, Dr. John R. Adler, Jr., is an active member of the faculty at Stanford. Currently, he is a member of the Board of Directors and holds the position of Professor, Neurosurgery and Radiation Oncology at Stanford. At March 31, 2008 and June 30, 2007, amounts of approximately $414,000 and $231,000, respectively, were recorded as deferred revenue and advances relating to payments made by Stanford. At March 31, 2008 and June 30, 2007, $260,000 and none were due from Stanford, respectively. The Company also has a license agreement with Stanford as disclosed in Note 7.

In April 2007, the Company entered into a consulting agreement with Dr. Adler, which terminated any prior consulting agreements. Under this consulting agreement, Dr. Adler was entitled to receive a maximum compensation of $149,100 per year, payable at the beginning of each quarter beginning on April 1, 2007.

In April 2008, the Company entered into a new consulting agreement with Dr. Adler, which superseded his prior consulting agreements. Under the new consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $167,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2008. This agreement has a term of one year and will renew for successive one-year periods, unless either party provides 30 days’ written notice of termination prior to the expiration of each one-year period. The Company recognized consulting expense for Dr. Adler of $37,000 and $53,000 for the three months ended March 31, 2008 and 2007, respectively, pursuant to these agreements. The Company recognized consulting expense for Dr. Adler of $112,000 and $141,000 for the nine months ended March 31, 2008 and 2007, respectively, pursuant to these agreements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion and analysis of our financial condition as of March 31, 2008 and results of operations for the three and nine months ended March 31, 2008 and 2007 should be read together with our financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

                In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization, which as of March 31, 2008 included 90 sales and marketing personnel. Outside the United States, we sell to customers in over 50 countries directly through our sales organization, which as of March 31, 2008 included 26 sales and marketing personnel, and through distributors. Our international sales and service offices include offices in Paris, France, Hong Kong, Tokyo, Japan and Madrid, Spain.

                Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership programs. As of March 31, 2008, we had 134 CyberKnife systems installed at customer sites, including 130 sold directly to customers and 4 pursuant to shared ownership programs.  Of the 134 systems  installed, 87 are in the Americas, 35 are in Asia (including Japan) and 12 are in Europe.

                Under the shared ownership program, we retain title to the CyberKnife system while the customer has use of the system. Our shared ownership contracts generally require a minimum monthly payment from the customer, and we may earn additional revenue based on the usage of the system at the site. Generally, minimum monthly payments are equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. We expect to continue to offer shared ownership programs to new customers, particularly customers that are not in a financial position to pay the full purchase price for a CyberKnife system up front.  Our objective with shared ownership programs is to convert the customer to full ownership, either pursuant to the terms of the shared ownership agreement or on an accelerated basis at the customer’s option.

                We manufacture and assemble our CyberKnife systems at our manufacturing facility in Sunnyvale, California. We purchase major components, including the robotic manipulator, treatment table or robotic couch, magnetron (which creates the microwaves for use in the linear accelerator), imaging cameras and computers from outside suppliers, some of which are single source. Our reliance on single source suppliers could harm our ability to meet demand for our products in a timely and cost effective manner. However, in most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. We manufacture certain other electronic and electrical subsystems, including the linear accelerator. We then assemble and integrate these components with our proprietary software and perform testing prior to shipment to customer sites.

                We generate revenue by selling the CyberKnife system and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current list price for the CyberKnife system is approximately $4.2 million, which includes installation, initial training and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. The Diamond plan has a list price of $460,000 per year, and provides for annual renewal for four years including the one-year warranty period. The customer may cancel the service plan at any time. As of March 31, 2008, 100 of our customers had purchased service plans. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have future upgrade obligations. In these cases, we will recognize revenue, including CyberKnife product revenue, only when all upgrade obligations are satisfied.

                The CyberKnife procedure is currently covered and reimbursed by Medicare and some other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For the 2007 calendar year, under the finalized Medicare payment rules, the national payment rates for procedures billed using Medicare billing codes for treatments using the CyberKnife system are $3,896 for the first treatment and $2,645 for each treatment thereafter, up to a maximum of five treatments.  For the calendar year 2008, CMS has published increased payment rates as compared to 2007.  The published payment rates for the calendar year 2008 are $3,930 for the first treatment and $2,871 for each treatment thereafter.  We do not expect a material impact on our consolidated financial position or results of operations for the year ended June 30, 2008 as a result of this change in Medicare reimbursement rates.

                Our total net revenue was $58.8 million and $159.4 million during the three and nine months ended March 31, 2008, respectively. Our net income was $584,000 and $5.2 million during the three and nine months ended March 31, 2008, respectively.  Our net cash used in operating activities was $18.0 million during the nine months ended March 31, 2008.  As of March 31, 2008, our backlog was approximately $601.7 million.

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

Financial Condition

Sales and Installation Cycle

       The CyberKnife system has a relatively long sales and installation cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. The typical sales and installation cycle is 12 to 18 months in duration and involves multiple steps. Initial steps may include pre-selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife system, we typically negotiate and enter into a terms agreement setting forth the business and economic terms for the sale or acquisition of the CyberKnife system and multiyear service plan. After execution of a terms agreement, the customer typically has a 30 to 45 day window in which to complete final negotiation of legal terms for the sale or acquisition of the CyberKnife system. We bifurcated the process of negotiating agreements on business and legal terms in order to reduce the level of sales force involvement in negotiation of legal terms and improve the efficiency of our customer contracting process. Nevertheless, many customers, particularly in international markets, opt to negotiate a full purchase agreement at the time of sale.  The last step in the sales and installation cycle is installation of the CyberKnife system. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need, or CON, both of which must be granted by state and local government bodies. Recently, as a result of health care cost considerations and sensitivity to the cost of major capital equipment items, some state CON boards have become more aggressive in the evaluation of CON applications.  This trend, if it continues, may make the CON process more protracted and uncertain.  In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. We typically receive a deposit at the time the terms agreement or full purchase agreement is entered into, or shortly thereafter, and the remaining balance for the sale of the CyberKnife system upon installation. The customer also typically selects a service plan at the time of signing a CyberKnife system terms agreement and enters into the service plan agreement prior to installation of the system.

Upon installation, we typically recognize the CyberKnife system sale price less the fair value of one year of service. We recognize the fair value of the first year of service as revenue pro rata over the twelve months following installation. In addition, if the customer has purchased our Diamond plan and assuming annual renewals, we would receive a $460,000 payment at the beginning of each of the second, third and fourth years of the multiyear service plan and recognize the revenue pro rata over each year.

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

                The Platinum plan obligates us to deliver two upgrades per year during the term of the contract. We have not yet established fair value for those future obligations; hence, generally accepted accounting principles in the United States, or GAAP, requires that we cannot begin to recognize any of the revenue derived from the sale of the CyberKnife system or the associated service plans until those obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue and will be recognized as revenue when we fulfill all obligations to deliver upgrades. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we will ratably recognize the revenue from the sale of the CyberKnife system and the Platinum plan over the remaining life of the contract.

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

Shared Ownership Programs Revenue

                We recognize revenue monthly from our shared ownership programs that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from shared ownership programs of $2.7 million and $8.1 million  for the three and nine months ended March 31, 2008, respectively, and $2.4 million and $7.2 million for the three and nine months ended March 31, 2007, respectively.  In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.  Due to the sale of our rights with respect to certain shared ownership agreements and the related CyberKnife systems during the three and nine months ended March 31, 2008, we expect that shared ownership revenues will decline sequentially in the next several quarters.

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

International Sales Revenue

                For international sales, we recognize revenue once we have met all of our obligations associated with the sale agreement, other than for undelivered service elements for which we have vendor specific objective evidence, or VSOE, of fair value. In most cases, this occurs after the distributor has shipped the unit to the end user, assuming all other obligations have been satisfied. Payments are sometimes secured through letters of credit. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification.

                In situations with legacy plans where we have future obligations related to software upgrades that are subject to potential refunds, we defer revenue from the sale and service of the CyberKnife system until the final upgrade has been delivered and accepted. After we have delivered all upgrades associated with a service plan and thus eliminated any contractual right to a refund, we ratably recognize the revenue from the sale of the CyberKnife system and the plan over the remaining life of the contract or until we have VSOE of the fair value of remaining undelivered elements. Net revenue from international customers was $10.7 million and $49.8 million for the three and nine months ended March 31, 2008, respectively compared to $16.7 million and $37.0 million for the three and nine months ended March 31, 2007, respectively.

Backlog

       Beginning with the quarter ended March 31, 2007, we revised our definition of backlog to consist of the sum of deferred revenue, future payments that our customers are contractually committed to make and signed contingent contracts that we believe have a substantially high probability of being booked as revenue from CyberKnife system sale agreements, service plans and minimum payment requirements associated with our shared ownership programs. We adopted this new definition of backlog in part because of the changes in our customer contracting process under which customers initially enter into a terms agreement setting forth the business and economic terms for purchase or acquisition of a CyberKnife system and then have a specified time frame in which to negotiate legal terms.  Contingencies associated with contingent contracts that are included within backlog may include state or local government approval of a certificate of need for the installation of a radiosurgery system, approval by the board of directors of the hospital or other purchaser of the system and establishment of financing and formation of legal entities by purchasers of systems and, in the case of terms agreements, final negotiation and agreement upon our legal terms for the purchase or acquisition of the CyberKnife system. In addition, in some cases in which customers negotiate full purchase agreements, these agreements are also subject to certain contingencies.  We review, on a quarterly basis with respect to each contingent contract included in backlog, whether customer engagement and progress toward satisfaction of contingencies warrant continued inclusion of the contract within backlog.   We previously defined backlog as the sum of the following two components: deferred revenue and future payments that our customers are contractually committed to make, but which we have not yet received.

As of March 31, 2008, our backlog under this new definition was approximately $601.7 million. Of the total backlog, $332.1 million represented CyberKnife system sales, and $269.6 million represented revenue from service plans and other recurring revenues. The contingent portion of backlog was $216.1 million at March 31, 2008. Contingent backlog consists of backlog under contracts that are subject to the satisfaction of contingencies prior to the customer becoming legally bound to proceed with the acquisition of a CyberKnife system.  The non-contingent portion of backlog was $385.6 million at March 31, 2008. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. Although backlog includes contractual commitments from our customers, we may be unable to convert all of this backlog, including all of the non-contingent backlog, into recognized revenue due to factors outside our control.

Results of Operations

Overview

                Our results of operations are divided into the following components:

                Net revenue.  Our net revenue consists primarily of product revenue (revenue derived from the sale of CyberKnife systems and the sale of linacs for other uses), shared ownership programs revenue (revenue generated from shared ownership programs), services revenue (revenue generated from sales of service plans and training) and other revenue (revenue from specialized upgrade services for units previously sold in Japan and other specialized services).

                Cost of revenue.  Cost of revenue consists primarily of material, labor and overhead costs. In future periods we expect cost of revenue to decrease as a percent of revenue from current levels due to anticipated higher-margin product sales and increased absorption of manufacturing overhead costs associated with increased production volumes, improved efficiencies for supplies and materials and improved labor and manufacturing efficiencies.

                Selling and marketing expenses.  Selling and marketing expenses consist primarily of costs for personnel and costs associated with participation in medical conferences, physician symposia, and promotional activities. In future periods, we expect selling and marketing expenses to grow in absolute terms as we increase headcount and further increase participation in trade shows and symposia and invest in other marketing and promotional activities, but to decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale. Marketing expenses may fluctuate from quarter to quarter due to the timing of major marketing events, such as significant trade shows.

                Research and development expenses.  Research and development expenses consist primarily of activities associated with our product development, regulatory, and clinical organizations. In future periods, we expect research and development expenses to grow in absolute terms as we continue our investment in new technologies and enhancements to the CyberKnife system and as we increase headcount and development activities, but to decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale.

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

Interest and other income.  Interest and other income consist primarily of interest earned on our cash and cash equivalents and investments.  We expect interest income to decrease in the near future in response to the recent decline in interest rates and lower invested cash balances.

                Interest and other expense.  Interest and other expense consist primarily of sales tax expense, losses from the disposal of property and equipment and foreign exchange transaction losses.

Deferred Revenue—Legacy Multiyear Service Plans

                We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum and Gold service plans, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring the cash received for the sale of the CyberKnife system and multiyear service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied obligations for delivery of upgrades under the plans, we recognize revenue pro rata over the remaining life of the service plan. We have not offered these legacy multiyear service plans to new customers since we introduced our Diamond plan in October 2005, but continue to service 45 legacy plans as of March 31, 2008. Therefore, our deferred revenue has been higher in certain periods where we have installed more units with legacy contracts, and it could be higher in the short term until we can satisfy the contractual obligations and recognize the revenue associated with those installed units.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

                Net revenue

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net revenue	$58,758	$37,340

Products	$40,706	$29,515
Shared ownership programs	$2,715	$2,437
Service	$11,017	$4,579
Other	$4,320	$809

Total net revenue for the three months ended March 31, 2008 increased $21.4 million from the three months ended March 31, 2007 primarily due to increases in products and service revenue.  In the three months ended March 31, 2008, eight CyberKnife system units were installed, including seven units sold and one unit attributable to our shared ownership programs, compared to eight Cyberknife system units sold and installed during the three months ended March 31, 2007.  In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue from the sale of 12 CyberKnife system units, including seven units that had been in our shared ownership programs, for the three months ended March 31, 2008, compared to eight CyberKnife system units sold in the three months ended March 31, 2007.

Product revenue for the three months ended March 31, 2008 increased $11.2 million from the three months ended March 31, 2007. The increase was primarily attributable to revenue resulting from the sale of seven CyberKnife systems that had been in our shared ownership programs for a total of $14.1 million. In addition, we recognize revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations.  During the three months ended March 31, 2008 and 2007, we recognized products revenue attributable to these legacy multiyear plans relating to 17 units and seven units, respectively.

Service revenue for the three months ended March 31, 2008 increased approximately $6.4 million from the three months ended March 31, 2007, primarily attributable to an increase in the number of customer sites under service plans.  Shared ownership programs revenue for the three months ended March 31, 2008 increased approximately $278,000 from the three months ended March 31, 2007, primarily due to an increase in usage-based fee revenues.  We expect revenue from shared ownership programs to decrease in the next several quarters due to the sale of shared ownership systems in the second and third quarters of fiscal 2008.  Revenue from upgrade services in Japan, classified as “Other revenue” in our consolidated statements of operations, increased approximately $3.5 million for the three months ended March 31, 2008 from the three months ended March 31, 2007 due to an increase in upgrade services provided to our installed systems in Japan.

Cost of revenue

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cost of revenue	$32,475	$16,222
% of net revenue	55.3%	43.4%
Gross Margin %	44.7%	56.6%

Total cost of revenue for the three months ended March 31, 2008 increased $16.3 million from the three months ended March 31, 2007. The increase was primarily attributable to the sale of seven Cyberknife system units that had been in our shared ownership programs and an increased number of customer sites under service plans during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. As a percentage of total net revenue, total cost of revenue for the three months ended March 31, 2008 increased to 55.3% as compared to 43.4% for the three months ended March 31, 2007.   The increase in total cost of revenue as a percentage of total net revenue was due primarily to the sale of CyberKnife systems previously in our shared ownership programs and to a lesser extent to an increase in upgrade services provided to our installed systems in Japan, both of which typically have lower gross margins than conventional CyberKnife unit sales.

Selling and marketing expenses

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Selling and marketing	$10,792	$9,830
% of net revenue	18.4%	26.3%

Selling and marketing expenses for the three months ended March 31, 2008 increased $962,000 from the three months ended March 31, 2007. The increase was primarily attributable to an increase of $825,000 in salary and related costs largely due to increased headcount, and an increase of $183,000 in publication expenses as a result of increasing our marketing efforts. As a percentage of total net revenue, selling and marketing expenses for the three months ended March 31, 2008 decreased to 18.4% as compared to 26.3% for the three months ended March 31, 2007.

                Research and development expenses

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Research and development	$8,632	$6,951
% of net revenue	14.7%	18.6%

Research and development expenses for the three months ended March 31, 2008 increased $1.7 million from the three months ended March 31, 2007. The increase was primarily attributable to an increase of $1.3 million in salary and related costs largely due to increased headcount and an increase of $370,000 in consulting fee expense due to an increase in research and development projects. As a percentage of total net revenue, research and development expenses for the three months ended March 31, 2008 decreased to 14.7% compared to 18.6% for the three months ended March 31, 2007.

General and administrative expenses

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
General and administrative	$7,943	$6,100
% of net revenue	13.5%	16.3%

General and administrative expenses for the three months ended March 31, 2008 increased $1.8 million from the three months ended March 31, 2007. The increase was primarily attributable to an increase of $1.0 million in salary and related costs and an increase of $490,000 in stock-based compensation expense both largely due to increased headcount and an increase of $275,000 in other corporate administration costs consistent with being a newly public company. As a percentage of total net revenue, general and administrative expenses for the three months ended March 31, 2008 decreased to 13.5% as compared to 16.3% for the three months ended March 31, 2007.

Interest and other income

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Interest and other income	$1,807	$1,482
% of net revenue	3.1%	4.0%

Interest and other income increased $325,000 for the three months ended March 31, 2008 from the three months ended March 31, 2007. The increase was primarily due to an increase in the average daily balances kept in interest bearing accounts during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, as a result of receiving proceeds from our IPO in February 2007, partially offset by reduced interest rates in the current quarter.

Interest and other expense

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Interest and other expense	$(462)	$(442)
% of net revenue	-0.8%	-1.2%

Interest and other expense for the three months ended March 31, 2008 increased $20,000 from the three months ended March 31, 2007. The increase was primarily related to interest payments in connection with the filing of tax returns for sales and use taxes for prior years.

Provision for income taxes

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Provision for taxes	$(323)	$62
% of net revenue	-0.5%	0.2%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the three months ended March 31, 2008, we recorded an income tax benefit of $323,000, as compared to income tax expense of $62,000 for the three months ended March 31, 2007.  The decrease in income tax of $385,000 is primarily due to a decrease in the forecasted effective income tax rate during the quarter and the utilization of net operating losses and tax credits.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109  (“FIN 48”), on July 1, 2007.  See Note 2 to the Condensed Consolidated Financial Statements for a detailed description.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

                Net revenue

	Nine Months Ended March 31,
	2008	2007
	(in thousands)
Net revenue	$159,442	$96,458

Products	$116,821	$75,591
Shared ownership programs	$8,071	$7,248
Service	$26,966	$11,209
Other	$7,584	$2,410

Total net revenue for the nine months ended March 31, 2008 increased $63.0 million from the nine months ended March 31, 2007.  In the nine months ended March 31, 2008, 25 CyberKnife system units were installed, including 21 units sold and four attributable to our shared ownership programs, compared to 21 units installed, including 20 units sold and one attributable to our shared ownership programs in the nine months ended March 31, 2007.  In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue associated with the sale of 37 CyberKnife system units, including 10 units that had been in our shared ownership programs, for the nine months ended March 31, 2008, compared to 22 CyberKnife system units sold in the nine months ended March 31, 2007.

Product revenue for the nine months ended March 31, 2008 increased $41.2 million from the nine months ended March 31, 2007, respectively. The increase was primarily attributable to the sale in multiple transactions of 10 CyberKnife systems that had been in our shared ownership programs for an aggregate purchase price of $20.6 million.  Also, during the nine months ended March 31, 2008, we satisfied all revenue recognition criteria for seven units previously sold to a distributor in China.  As of June 30, 2007, revenue associated with these units was recorded in deferred revenue.  Accordingly, we recognized $13.1 million of products revenue related to these units during the nine months ended March 31, 2008.  In addition, we recognize revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations.  During the nine months ended March 31, 2008 and 2007, we recognized products revenue attributable to these legacy multiyear plans for 17 units and seven units, respectively.

Service revenue for the nine months ended March 31, 2008 increased approximately $15.8 million from the nine months ended March 31, 2007, primarily attributable to an increase in the number of customer sites under service plans. Shared ownership programs revenue for the nine months ended March 31, 2008 increased approximately $823,000 from the nine months ended March 31, 2007, primarily due to an increase in usage-based fee revenues.  Revenue from upgrade services in Japan, classified as “Other revenue” in our consolidated statements of operations, increased approximately $5.2 million for the nine months ended March 31, 2008 from the nine months ended March 31, 2007 due to an increase in upgrade services provided to our installed systems in Japan.

Cost of revenue

	Nine Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cost of revenue	$79,386	$41,335
% of net revenue	49.8%	42.9%
Gross Margin %	50.2%	57.1%

Total cost of revenue for the nine months ended March 31, 2008 increased $38.1 million from the nine months ended March 31, 2007. The increase was primarily attributable to the sale of 10 CyberKnife system units that had been in our shared ownership programs and an increased number of customer sites under service plans during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007. As a percentage of total net revenue, total cost of revenue for the nine months ended March 31, 2008 increased to 49.8% as compared to 42.9% for the nine months ended March 31, 2007.   The increase in total cost of revenue as a percentage of total net revenue was due primarily to the sale of CyberKnife systems previously in our shared ownership programs, an increase in CyberKnife system shipments through our distributor channel, and to a lesser extent, upgrade services provided to our installed systems in Japan, which all typically have lower gross margins than conventional CyberKnife unit sales.

Selling and marketing expenses

	Nine Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Selling and marketing	$32,115	$27,124
% of net revenue	20.1%	28.1%

Selling and marketing expenses for the nine months ended March 31, 2008 increased $5.0 million from the nine months ended March 31, 2007. The increase was primarily attributable to an increase of $2.6 million in salary and related costs and an increase of $324,000 in stock-based compensation expense largely due to increased headcount, an increase of $340,000 in sales commissions due to increased sales, an increase of $277,000 in publication expenses as a result of increasing our marketing efforts and an increase of $959,000 in facility and other operational costs as a result of the continuing expansion of our international sales presence. As a percentage of total net revenue, selling and marketing expenses for the nine months ended March 31, 2008 decreased to 20.1% compared to 28.1% for the nine months ended March 31, 2007.

Research and development expenses

	Nine Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Research and development	$24,475	$19,265
% of net revenue	15.4%	20.0%

Research and development expenses for the nine months ended March 31, 2008 increased $5.2 million from the nine months ended March 31, 2007. The increase was primarily attributable to an increase of $3.5 million in salary and related costs and an increase of $669,000 in stock-based compensation expense largely due to increased headcount and an increase of $520,000 in non-inventory materials purchased for development projects. As a percentage of total net revenue, research and development expenses for the nine months ended March 31, 2008 decreased to 15.4% compared to 20.0% for the nine months ended March 31, 2007.

                General and administrative expenses

	Nine Months Ended March 31,
	2008	2007
	(Dollars in thousands)
General and administrative	$23,820	$16,855
% of net revenue	14.9%	17.5%

General and administrative expenses for the nine months ended March 31, 2008 increased $7.0 million from the nine months ended March 31, 2007. The increase was primarily attributable to an increase of $2.5 million in stock-based compensation expense due to an increase in option grants to purchase common stock, an increase of $3.4 million in salary and related costs largely due to increased headcount, and an increase of $940,000 in other corporate administration costs consistent with being a newly public company. As a percentage of total net revenue, general and administrative expenses for the nine months ended March 31, 2008 decreased to 14.9% compared to 17.5% for the nine months ended March 31, 2007.

Interest and other income

	Nine Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Interest and other income	$6,813	$2,867
% of net revenue	4.3%	3.0%

Interest and other income increased $3.9 million for the nine months ended March 31, 2008 from the nine months ended March 31, 2007. The increase was primarily due to an increase in the average daily balances kept in interest bearing accounts during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007, as a result of receiving proceeds from our IPO in February 2007.

                Interest and other expense

	Nine Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Interest and other expense	$(659)	$(1,517)
% of net revenue	-0.4%	-1.6%

Interest and other expense for the nine months ended March 31, 2008 decreased $858,000 from the nine months ended March 31, 2007.  The decrease was primarily due to a decrease in losses from disposal in fixed assets and a decrease in foreign exchange transaction losses.

Provision for income taxes

	Nine Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Provision for taxes	$608	$185
% of net revenue	0.4%	0.2%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the nine months ended March 31, 2008, we recorded income tax expense of $608,000 as compared to income tax expense of $185,000 for the nine months ended March 31, 2007.  The increase in income tax of $423,000 is primarily due to the increase in taxable income and utilization of net operating losses and tax credits.  In addition, we are currently limited in the use of excess tax deductions from stock options on a without-basis.  The excess difference is included as additional paid-in capital and not as a benefit to our tax provision.

We adopted FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement No. 109  (“FIN 48”), on July 1, 2007.  See Note 2 to the Condensed Consolidated Financial Statements for a detailed description.

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

                SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended March 31, 2008 and 2007, such that expense was recorded only for those stock-based awards that are expected to vest.  For the three and nine months ended March 31, 2008, we recorded $4.2 million and $12.8 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, ESPP options and restricted stock units granted, compared to $2.9 million and $5.1 million for the three and nine months ended March 31, 2007, respectively.

On July 1, 2006, upon adoption of SFAS 123(R), we recorded a cumulative effect of a change in accounting principle of approximately $838,000, net of tax of $0, related to the adoption of SFAS 123(R) since we had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting principle reflects forfeitures related to periods prior to July 1, 2006.

As of March 31, 2008, there was approximately $44.6 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP options and restricted stock units which we expect to be recognized over a weighted average period of 2.7 years.

Liquidity and Capital Resources

                We have used cash from operations and the sale of our equity securities to fund our working capital needs and our capital expenditure requirements. At March 31, 2008, we had $165.5 million in cash, cash equivalents and investments. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

                For the nine months ended March 31, 2008, cash and cash equivalents decreased by $141.8 million. This decrease was primarily attributable to the investment of our excess cash and cash equivalents in higher-yielding investment accounts. Short-term investments amounted to $78.5 million and none at March 31, 2008 and June 30, 2007, respectively. Long-term investments amounted to $24.0 million and none at March 31, 2008 and June 30, 2007, respectively.

Nine Months Ended March 31, 2008 and 2007

                Cash Flows From Operating Activities.  Net cash used in operating activities for the nine months ended March 31, 2008 was $18.0 million. Our net income for the first nine months of fiscal 2008 of $5.2 million was offset by an increase in accounts receivable of $21.4 million, a decrease in accrued liabilities of $2.5 million, a decrease in accounts payable of $2.5 million, an increase in inventories of $4.5 million due to an increase in our business volume and a decrease in deferred revenue, net of deferred cost of revenue, of $14.4 million.  The increase in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment.  The decrease in accrued liabilities was primarily due to payments of accrued compensation related to commissions and payroll taxes.  The decrease in accounts payable is a result of the timing of differences between the receipt of vendor invoices and the payment of such invoices.  The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, the continued satisfaction of specified obligations to begin revenue recognition for units covered by our legacy service plans and the recognition of revenue and cost of revenue for units previously shipped to a distributor in China.  Positive cash flow from working capital changes include a decrease in prepaid and other current assets of $1.0 million due to the receipt of cash for non-trade receivables, and an increase in customer advances of $1.4 million due to an increase in advanced payments made by customers for product shipments.  Non-cash charges included $6.0 million of depreciation and amortization expense and $12.8 million of stock-based compensation.

Net cash used in operating activities was $86,000 for the nine months ended March 31, 2007. Our net loss of $6.1 million during the first nine months of fiscal 2007 was offset by non-cash charges of $4.5 million of depreciation and amortization expense and $8.8 million of stock-based compensation.  Offsets to positive cash flows include a decrease in deferred revenue of $1.1 million and an increase in deferred cost of revenue of $3.4 million, offset by an increase in customer advances of $2.6 million.  The decrease in deferred revenue and increase in deferred cost of revenue was primarily a result of the timing differences between invoicing customers under service and upgrade contracts and the recognition of revenue and cost of revenue over the contractual service period.  The increase in customer advances was due to increased advanced payments made by customers for product shipments.  Other significant working capital changes that offset positive cash flows provided by operations in the first nine months of fiscal 2007 included an increase in accounts receivables of $3.8 million, an increase in inventories of $6.4 million and an increase in prepaid expenses and other current assets of $2.9 million.  Changes in working capital that contributed to positive cash flows include an increase in accounts payable of $8.4 million, as a result of increased business volume.

                Cash Flows From Investing Activities.  Net cash used in investing activities was $107.7 million for the nine months ended March 31, 2008 and was attributable to net investment activities of $103.4 million, which consisted of $108.9 million in purchases, $5.5 million of sales and maturities, and $4.3 million of purchases of property and equipment.  Net cash used in investing activities was $6.0 million for the nine months ended March 31, 2007 and was all attributable to purchases of property and equipment.  The purchases of property and equipment in both periods were due to the expansion of our facilities and operations.

                Cash Flows From Financing Activities.  Net cash used in financing activities for the nine months ended March 31, 2008 was $15.8 million and was primarily attributable to the exercise of common stock options and the purchase of common stock under our employee stock plans of $5.5 million, offset by stock repurchases of $21.6 million.  Net cash provided by financing activities for the nine months ended March 31, 2007 was $171.6 million and was attributable to net proceeds from our IPO of $170.5 million and proceeds from the exercise of common stock options of $1.2 million.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•                  revenue generated by sales of the CyberKnife system, service plans and shared ownership programs;

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

                We believe that our current cash and cash equivalents, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may seek to sell additional equity or debt securities, liquidate our investment holdings or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us.

Contractual Obligations and Commitments

                The following table is a summary of our long-term contractual cash obligations as of March 31, 2008:

		Payments due by period
		Less than
	Total	1 year (remaining three months)	1 - 3 years	4 - 5 years
	(in thousands)
Operating leases	$8,624	$1,240	$7,084	$300
Sublease income	(553)	(54)	(499)	—
Total	$8,071	$1,186	$6,585	$300

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

Investments

Our investments include short-term securities which include fixed-income securities, commercial paper, term notes and marketable debt securities.  All investments are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income.  Realized gains and losses on the sale of investments are recorded in other income (expense). Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments.  Long-term investments include US corporate debt securities with maturities beyond one year and auction rate securities for which auctions were recently unsuccessful.  We continue to hold these auction rate securities until a future auction for these investments is successful or a buyer is found outside of the auction process, which may occur beyond one year.  Short-term investments amounted to $78.5 million and none at March 31, 2008 and June 30, 2007, respectively.  Long-term investments amounted to $24.0 million and none at March 31, 2008 and June 30, 2007, respectively.

As of March 31, 2008, we held $21.3 million in interest bearing auction rate securities, or ARS, that represented investments in student loan obligations. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and multiple auctions for these securities have been unsuccessful. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments are “AAA” rated and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity, which is generally greater than 12 months. As of March 31, 2008, we reclassified the entire ARS investment balance from short-term investments to long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. In May 2008, we modified our investment policy with the objective of increasing our investments in more liquid money market investments and to preclude any additional exposure to auction rate securities.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these investments no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008 we determined there was a temporary decline in the fair value of its ARS investments of $1.1 million, which is recorded in accumulated other comprehensive income in our condensed consolidated balance sheet at that date.

We review impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual ARS, we classified such impairment as temporary. If our assessment of the fair value in future periods is other than temporary, we would record an impairment charge through our statement of operations.

For a description of our other critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2007.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

For direct sales outside the United States it is likely we will sell in the local currency. For the three and nine months ended March 31, 2008, all of our executed sales contracts were denominated in U.S. dollars, with the exception of four sales contracts denominated in Euros. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

At March 31, 2008, we had $63.0 million of cash and cash equivalents and $102.5 million invested in other financial instruments. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and investment balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity.  If overall interest rates had fallen by 10% in the three and nine months ended March 31, 2008, our interest income would have decreased by approximately $170,000 and $648,000, respectively, assuming consistent levels.

As of March 31, 2008, we held approximately $21.3 million of ARS instruments whose underlying assets are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. At March 31, 2008, we determined the fair market values of these securities using a discounted cash flow methodology. Significant inputs that went into the model were estimates for interest rates, timing and amount of cash flows and the probability of the auction succeeding or the security being called. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.

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

Throughout the nine months ended March 31, 2008, we implemented procedures designed to correct the material weaknesses noted above. Management continues to implement new processes and controls to expand our accounting staff to efficiently and timely execute our new procedures and enhance the training and education for our finance and accounting personnel. We are still evaluating the design of these new procedures.  Once placed in operation for a sufficient period of time, we will subject them to appropriate tests, in order to conclude whether they are operating effectively.

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

There was no change in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2008, the end of our most recent fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing and because of the material weaknesses and significant deficiencies noted, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

We have incurred net losses in every fiscal year since our inception. As of March 31, 2008, we had an accumulated deficit of $121.3 million. We may continue to incur net losses in the future, particularly as we increase our manufacturing, sales and marketing and administrative activities and as we continue our research and development activities. Our ability to achieve and maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We are required to defer revenue associated with our legacy multiyear service plans due to specified obligations related to the delivery of upgrades to the CyberKnife system. Although we anticipate our deferred revenue will continue to decline in future periods, we may not be able to recognize some portions of our deferred revenue until we have satisfied all obligations for delivery of upgrades. We cannot assure you that we will be able to achieve or maintain profitability. In the event we fail to achieve and maintain profitability, our stock price could decline.

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

The CyberKnife system has a lengthy sales and purchase order cycle because it is a major capital equipment item and requires the approval of senior management at purchasing institutions. The sales process in the United States typically begins with pre-selling activity followed by sales presentations and other sales-related activities.  After the customer has indicated its intention to proceed with the acquisition of a CyberKnife system, we negotiate and enter into a definitive purchase contract with the customer. Generally following the execution of the contract, the customer begins the building or renovation of a facility to house the CyberKnife system, which together with the subsequent installation of the CyberKnife system, can take approximately 12 months or longer to complete. During this period, the customer must build a radiation-shielded facility to house their CyberKnife system. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit were denied for installation at a specific hospital or treatment center, our CyberKnife system could not be installed at that location. In certain states, the customer must also receive a certificate of need, or CON, from a state regulatory board for the purchase and operation of a radiosurgery system.  Recently, as a result of health care cost considerations and sensitivity to the cost of major capital equipment items, some state CON boards have become more aggressive in the evaluation of CON applications.  This trend, if it continues, may make the CON process more protracted and uncertain.  If one of our customers were denied a CON, that customer could not install a CyberKnife system at its facility.

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

Due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of the CyberKnife system or for the construction or renovation of  facilities to house CyberKnife systems.  To date, these delays have primarily affected customers that were planning on operating free-standing CyberKnife systems, rather than hospital-based customers.  These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us.  Delays and order cancellations of this nature would adversely affect our product sales and  revenues, and therefore harm our business and results of operations.

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

In addition, for 2008, CMS promulgated new regulations that recognize payment for our CyberKnife system in the ambulatory surgical center, or ASC, setting.  In a final rule issued on November 1, 2007, CMS provides for payment for approximately 790 additional surgical procedures that were previously not covered in this setting.  CMS will pay separately for certain covered ancillary services that are provided integral to covered surgical procedures in ASCs. The ancillary services must be provided immediately before, during, or after a covered surgical procedure to be considered integral and therefore, eligible for separate payment. Codes describing our CyberKnife procedure are included in a list of “Radiology services paid separately when provided integral to a surgical procedure” in the final ASC rule and, effective 2008, would be paid at $2,554 for the first treatment and $1,866 for each subsequent treatment under this rule when performed in the ASC setting.  Uncertainties remain relating to the application of the new ASC regulations to CyberKnife procedures, however.  In particular, procedures using our technology are rarely if ever performed integral to other surgical procedures. Therefore, it is unclear whether and to what extent any CyberKnife procedure will be reimbursed in the ASC setting or whether the procedure would be recognized as covered in this setting by Medicare contractors. At this time, we do not anticipate a significant impact of this rule on our business or results of operations.

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

In addition, in connection with the release in July 2007 of proposed Medicare reimbursement rates for calendar 2008, CMS has also proposed significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law. These proposed regulations would, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife system. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The proposed regulations, if adopted, would limit these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies.  In November 2007, at the time CMS published final 2008 Medicare reimbursement rates, CMS did not issue final or new proposed rules regarding these matters, but instead indicated that it would act with respect to these matters in the future.  To date, no such action has been taken by CMS.  The proposed regulations, if enacted substantially as proposed in July 2007, could have an adverse impact on our product sales and therefore on our business and results of operations.  In addition, the ongoing uncertainty caused by CMS’s delay of final action with respect to these proposed rules has resulted in and could continue to cause customers to delay or cancel system purchases or installation activities as they attempt to restructure their financial or organizational arrangements.  These uncertainties could therefore also adversely affect our product sales or revenues, and therefore harm our business and results of operations.

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

We have various arrangements with physicians, hospitals and other entities which implicate these laws. For example, physicians who own our stock also provide medical advisory and other consulting and personal services. Similarly, we have a variety of different types of arrangements with our customers. For example, our shared ownership programs entail the provision of our CyberKnife system to our customers under a deferred payment program, where we generally receive the greater of a fixed minimum payment or a portion of the revenues of services. Included in the fee we charge for the placement and shared ownership programs are a variety of services, including physician training, educational and marketing support, general reimbursement guidance and technical support, and, in the case of the placement program, certain services and upgrades are provided without additional charge based on procedure volume. In the past, we have also provided loans to our customers. We also provide research grants to customers to support customer studies related to, among other things, our CyberKnife systems. Certain of these arrangements do not meet Anti-Kickback Statute safe harbor protections, which may result in increased scrutiny by government authorities having responsibility for enforcing these laws.

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

In order for us to market and sell the CyberKnife system internationally, either through direct sales personnel or through distributors, we must obtain and maintain regulatory clearances applicable to the countries and regions in which we are selling, or are seeking to sell, our products. These regulatory approvals and clearances, and the process required to obtain and maintain them, vary substantially among international jurisdictions. In some jurisdictions, we rely on our distributors to manage the regulatory process and we are dependent on their ability to do so effectively. For example, in Japan, our clearances are currently limited to use of the CyberKnife system in the head and neck. In addition, our regulatory approval in Japan was suspended for a period of twelve months during 2003 as a result of a failure of our distributor to coordinate product modifications and obtain necessary regulatory clearances in a timely manner. As a result, the CyberKnife system was recalled in

Japan and our former Japanese distributor was told to stopo selling the CyberKnife system. In response, we retained a regulatory consultant who was not affiliated with our former Japanese distributor and worked with the Japanese Ministry of Health, Labor and Welfare and applied for, and received, approval to sell an updated version of the CyberKnife system under the name of CyberKnife II in Japan. By working with a new distributor, Chiyoda Technol Corporation, we were able to begin distributing the CyberKnife II system in 2004 with no probationary period. In the event that we are unable to obtain and maintain regulatory clearances for the CyberKnife system, including new clearances for system upgrades and use of the system anywhere in the body, in international markets we have entered or desire to enter, our international sales could fail to grow or decline. These events would harm our business and could cause our stock price to decline.

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

The number of our employees increased from 194 as of June 30, 2005 to 487 as of March 31, 2008. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. As of May 2, 2008, we have 54,424,902 shares of common stock outstanding. The lockup agreements related to our initial public offering expired with the opening of the securities markets on September 4, 2007, and as a result a large number of shares of our common stock became eligible for sale.

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

Our directors, executive officers and major stockholders own approximately 27.5% of our outstanding common stock as of May 2, 2008, which could limit your ability to influence the outcome of key transactions, including changes of control.

As of May 2, 2008, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 27.5% of our outstanding common stock. As a result, a small number of stockholders have voting control and may be able to control the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

(a)       Sales of Unregistered Securities

                        None.

(b)       Use of Proceeds from Public Offering of Common Stock

None.

 (c)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased as	Value of Shares that
	of Shares	Average Price	Part of Publicly	May be Purchased
	Purchased	Paid per Share	Announced Program	under the Program

December 30, 2007 - January 26, 2008	219,100	$16.50	219,100	$18.0 million

January 27 - February 23, 2008	800,000	$10.56	800,000	$9.6 million

February 24 - March 29, 2008	638,867	$9.75	638,867	$3.4 million
Total	1,657,967	$11.03	1,657,967	$3.4 million

On August 30, 2007 we announced that our Board of Directors had approved a stock repurchase plan that authorized us to repurchase shares of our common stock.  Under the plan, we will have the ability to acquire up to $25.0 million of common shares in the open market over a period of one year.  During the period from December 30, 2007 through March 31, 2008, we repurchased 1,657,967 shares of our common stock for approximately $18.3 million or an average repurchase price of $11.03 per share.  During the period from August 26, 2007 through March 31, 2008, we repurchased 1,880,018 shares of our common stock (including the abovementioned repurchased shares) for approximately $21.6 million or an average repurchase price of $11.51 per share.  Such shares have not been retired and therefore remain issued as of March 31, 2008.  As of March 31, 2008, we had $21.6 million recorded as treasury stock.

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

Date:   May 12, 2008

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