Form 10-K
period 2008-06-28
ACCURAY INC
filed 2008-09-10
CIK 1138723

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 28, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to ..

Commission file number 001-33301

ACCURAY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or organization)	20-8370041 (I.R.S. Employer Identification No.)
1310 Chesapeake Terrace Sunnyvale, California 94089 (Address of Principal Executive Offices) (Zip Code)
Registrants' telephone number, including area code: (408)716-4600

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.001 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a Shell Company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 29, 2007: $655,096,455.

         As of August 29, 2008, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 54,629,296.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2008 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 28, 2008

FORM 10-K

ANNUAL REPORT

TABLE OF CONTENTS

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could cause our actual results to differ materially include those discussed under "Risk Factors" in Part I, Item 1A of this report. We undertake no obligation to update or revise any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

 PART I

        Our fiscal year ends on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consists of 13 weeks. The additional week in a 53 week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2008, 2007 and 2006 are each comprised of 52 weeks. For ease of presentation purposes, we refer to June 30 as the Company's fiscal year end.

Item 1. BUSINESS

The Company

        We have developed the first and only commercially available intelligent robotic radiosurgery system, the CyberKnife system, designed to treat solid tumors anywhere in the body as an alternative to traditional surgery. For over 30 years, traditional radiosurgery systems, or systems that deliver precise, high dose radiation directly to a tumor, have been used primarily to destroy brain tumors. Our CyberKnife system represents the next generation of radiosurgery systems, combining continuous image-guidance technology with a compact linear accelerator, or linac, that has the ability to move in three dimensions according to a patient's treatment plan. Our image-guidance technology continuously acquires images to track a tumor's location and transmits any position corrections to the robotic arm prior to delivery of each dose of radiation. Our linac is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy the tumor. This combination, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife system autonomously tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation typically with sub-millimeter accuracy. Traditional radiosurgery systems have limited mobility and generally require the use of a rigid frame attached to a patient's skull to provide a coordinate system to effectively target a tumor, which restricts the ability to effectively treat tumors outside of the brain. The CyberKnife system does not have these limitations and therefore has increased flexibility to treat tumors throughout the body from many different directions, while minimizing the delivery of radiation to healthy tissue and vital organs. The CyberKnife procedure requires no anesthesia, can be performed on an outpatient basis and allows for the treatment of patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife procedure avoids many of the potential risks and complications that are associated with other treatment options and is more cost effective than traditional surgery.

        The CyberKnife system received U.S. Food and Drug Administration, or FDA, 510(k) clearance in July 1999 to provide treatment planning and image-guided robotic radiosurgery for tumors in the head and neck. In August 2001, the CyberKnife system received 510(k) clearance to treat tumors anywhere in the body where radiation treatment is indicated. The CyberKnife system has also received a CE mark for sale in Europe and has been approved for various indications in Japan, Korea, Taiwan, China and other countries. In Europe, Japan, Korea, Taiwan, and China, the CyberKnife system has received approval to provide treatment planning and image-guided robotic radiosurgery for tumors anywhere in the body where radiation treatment is indicated. We received approval for full-body treatment in Japan in June 2008; previously our CyberKnife regulatory approvals in Japan were limited to treatment for indications in the head and neck. As of June 30, 2008, 140 CyberKnife systems were installed. 90 in the Americas, 3 of which are pursuant to our shared ownership program, 38 in Asia and 12 in Europe. Our customers have reported that over 50,000 patients worldwide have been treated with the CyberKnife system since its commercial introduction. Our customers have increasingly used the CyberKnife system for indications outside of the brain for tumors on or near the spine and in the lung, liver, prostate and pancreas. Based on customer data, approximately 56% of patients treated with the CyberKnife system in the United States during the year ended June 30, 2008 were treated for tumors outside of the brain.

        We were incorporated in California in 1990 and commenced operations in 1992. We reincorporated in Delaware in 2007. Our principal offices are located at 1310 Chesapeake Terrace, Sunnyvale, CA 94089, and our telephone number is (408) 716-4600.

Cancer Market Overview

        According to the World Health Organization, or WHO, an estimated 7.9 million people died of cancer in 2007, accounting for 13% of all deaths worldwide. Cancer is the second leading cause of death in the United States, after heart disease. The American Cancer Society, or ACS, estimates that approximately 560,000 Americans will die as a result of cancer in 2008. The ACS also estimates that approximately 1.4 million new cases of cancer will be diagnosed in the United States in 2008, with continued increases in the prevalence of cancer forecasted as the U.S. population ages.

        Cancers can be divided broadly into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood-borne, cancers, such as leukemia. The ACS estimates that solid tumor cancers will account for approximately 1.36 million, or approximately 95%, of new cancer cases diagnosed and will account for approximately 500,000 cancer-related deaths in the United States in 2008. In addition, tumors at the original cancer site, called primary tumors, such as in the breast or prostate, even when diagnosed and treated, can lead to the development of tumors in other locations of the body, called secondary tumors. This is referred to as metastatic disease, the movement of cancer cells from one part of the body to another.

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

        Recent advances in radiation therapy have focused on improving the shaping and targeting of the radiation beams to minimize irradiation of healthy tissue. These advances include the development of Intensity Modulated Radiation Therapy, or IMRT, which is designed to vary the intensity and shape of the radiation beam delivered to the tumor, and Image-Guided Radiation Therapy, or IGRT, which is designed to improve targeting accuracy. However, the majority of these treatments are delivered using gantry-based linear accelerator systems that rotate the radiation source on a single axis and therefore have a limited range of motion, which restricts treatment delivery options and generally requires manual repositioning of the patient during treatment. In addition, IMRT and IGRT have a limited ability to accurately target tumors, to conform to the tumor shape, and to detect and compensate for tumor and patient motion during treatment. This results in having a cumulative radiation dose pattern for IMRT and IGRT treatments which generally includes not only the tumor, but also surrounding healthy tissue.

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

        One of the initial radiosurgery techniques was frame-based radiosurgery for the treatment of brain tumors, which requires attaching a rigid frame to the patient's head by screwing it into the skull through the skin to immobilize the patient's head and to aid in targeting the tumor. Besides immobilizing the patient, the frame forms a fixed coordinate system that is used to target a tumor inside the head. Once the frame is attached, the physician then images the head, typically with a computed tomography, or CT, scan, to identify the tumor location relative to the frame. The physician then uses the acquired images to develop a treatment plan, and the patient receives treatment. The entire process usually lasts between four and eight hours.

        Although frame-based radiosurgery represents an advancement in cancer treatment, it has significant shortcomings. The necessity for a rigid frame to be screwed into a patient's skull or affixed to the body restricts the area of the body which can be treated. In addition, frame-based radiosurgery systems do not generally succeed in conforming the radiation dose to the tumor, because beam orientations are limited, and therefore it is difficult to match the shape of the treated volume with the shape of the tumors. Further, because it is difficult to precisely reposition the head frame for multiple treatments, these systems are very rarely used when more than one dose of radiation is required. Frame-based radiosurgery approaches have been used for treatment of tumors in other parts of the body, but suffer from significant drawbacks. In particular, it is not practical to attach a frame rigidly to parts of the body other than the head. Tumors in soft tissue organs such as the lung, liver, pancreas and prostate are not rigidly fixed to any external reference points and can move significantly during treatment due to normal bodily functions. Frame-based approaches to delivering radiosurgery for tumors in such locations are rarely as accurate as frame-based systems used to treat brain tumors. This lack of accuracy for tumors located outside the head may compromise the efficacy of traditional radiosurgery and increase the likelihood of delivering significant radiation doses to otherwise healthy tissue.

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

         Treatment of inoperable or surgically complex tumors.    The CyberKnife system can be used to target tumors that cannot be easily treated with traditional surgical techniques because of their location, number, size, shape or proximity to vital tissues or organs, or because of the age or health of the patient. The CyberKnife system's intelligent robotics are designed to enable the delivery of radiation doses that conform closely to the shape of the tumor. This enables the precise targeting of a tumor, while at the same time minimizing damage to surrounding healthy tissue. Treatments performed with the CyberKnife system can also be staged over two to five treatment sessions.

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

         Real-time tracking of tumor movement.    We believe the CyberKnife system is the first device that is designed to enable the treatment of tumors that may change position due to tumor and patient movement during treatment. That ability is achieved with a level of accuracy typically associated with radiosurgery procedures for brain tumors. In addition, our Synchrony motion tracking system enables highly accurate treatment of tumors that move with respiration.

         Significant patient benefits.    Patients may be treated with the CyberKnife system on an outpatient basis without anesthesia and without the risks and complications inherent in traditional surgery. The CyberKnife procedure is well tolerated. Patients do not require substantial pre-treatment preparation, and typically there is little to no recovery time or hospital stay associated with the CyberKnife procedure. In addition, the CyberKnife system eliminates the need for an invasive rigid frame to be screwed into the patient's skull or affixed to other parts of the body.

         Facilitates additional revenue generation through increased patient volumes.    We believe that the CyberKnife system allows our customers to effectively treat patients that otherwise would not have been treated with radiation or who may not have been good candidates for surgery. Therefore, we believe the treatment of these patients generates additional revenue without affecting our customers' traditional radiation therapy practices. In addition, because the CyberKnife treatment is a non-invasive, outpatient procedure requiring little or no recovery time, hospitals can treat more patients than through traditional surgery. In traditional surgery, the time a patient must be at the facility for the procedure and the recovery time tend to be measured in days. With the CyberKnife system, the entire procedure is generally completed within 90 minutes, and the patient often leaves the facility very shortly after treatment. Even if the patient receives four to five treatments, the total time the patient is at the hospital or treatment center is still shorter than with traditional surgery. Furthermore, the more time the patient must be at the hospital, the more resources the hospital must dedicate to the patient. The reduction in overall time and resources required for the CyberKnife procedure, when compared to traditional surgery, leads to an increase in the volume of procedures performed and lower per procedure costs for the hospital. The combination of incremental revenue generation and lower per procedure cost makes the CyberKnife system an attractive addition to our customers' cancer treatment practice.

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

         Continue to expand the radiosurgery market.    While radiosurgery has traditionally been used to treat brain tumors, the CyberKnife system has received FDA clearance for and is increasingly being used to treat tumors anywhere in the body where radiation is indicated. Based on customer data, approximately 56% of patients treated with the CyberKnife system in the United States during the year ended June 30, 2008 were treated for tumors outside of the brain. We are facilitating studies to further demonstrate the CyberKnife system's efficacy for treating tumors outside of the brain, and we believe these studies will increase overall utilization of the CyberKnife system and continue to expand the number of patients eligible for radiosurgery. In addition, we have developed and are continuing to develop new upgrades to enable the CyberKnife system to be even better suited for treating tumors anywhere in the body where radiation is indicated.

         Continue to innovate through clinical development and collaboration.    The clinical success of the CyberKnife system is due in large part to the collaborative partnerships we have developed over the last decade with clinicians, researchers and patients. We proactively seek out and rely on constructive feedback from CyberKnife system users to learn what is needed to enhance the technology. Due to this collaborative process, we continually refine and upgrade the CyberKnife system, which ultimately improves our competitive position in the radiosurgery market. Our upgrades are designed to improve the ease of use and accuracy of treatment, decrease the treatment times, and improve the utilization for specific types of tumors. For example, in recent years, we introduced Synchrony, a motion tracking system that is designed to track tumors that move with patient respiration and the Xsight Spine Tracking System, a new target tracking technology, which eliminates the need for surgical implantation of small, inert metal markers, known as fiducials, in the treatment of spinal tumors. In the year ended June 30, 2007, we introduced the Patient Archive and Restore System, the RoboCouch patient positioning system, the Xsight Lung Tracking System, the Xchange robotic collimator changer and the 4D Treatment Optimization and Planning System. In the year ended June 30, 2008, we introduced a higher output linear accelerator, the IRIS Variable Aperture Collimator, MonteCarlo Dose Calculation software, Sequential Optimization treatment planning and a seated RoboCouch, enabling improved patient positioning capabilities. We also maintain close relationships with our customers through our shared ownership program and service plans. This further enables us to understand their needs and allows us to develop new technologies and upgrades that improve and expand clinical applications and drive increased utilization of our CyberKnife system.

         Leverage our installed base to generate additional recurring revenue.    We have designed the CyberKnife system so that customers may upgrade their previously purchased systems as we introduce new features. We generate additional revenue by selling multiyear service plans that provide eligibility to receive upgrades, when and if available. These contracts are typically signed at the time of CyberKnife system purchase and generate additional revenue throughout the life of the contract. In addition, we sell upgrades to our existing customers who are not covered by service plans or who have exhausted the upgrades deliverable pursuant to their service plans. Finally, we offer the shared ownership program, which enables customers to reduce the upfront investment required for the CyberKnife system in exchange for sharing a significant portion of revenue with us that is derived from each procedure.

         Continue to expand international sales and geographic reach.    We intend to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. We currently have regional offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, and Singapore and our sales and distribution channels cover more than 50 countries. We intend to increase our international revenue by increasing the number of distributors and direct sales and support personnel in targeted new international markets, and by further penetrating our established international markets.

        In an effort to streamline our sales efforts in Japan, our former distributor Meditec Corporation transferred all of its inventory of our products to our existing distributor Chiyoda Technol Corporation in the year ended June 30, 2006. As part of that inventory transfer, Meditec paid us a lump sum payment for such inventory. Meditec is a subsidiary of Marubeni Corporation, one of our former stockholders. Marubeni Corporation transferred its interest in the Company during September 2007 and is no longer a stockholder of record of the Company as of June 30, 2008.

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

The CyberKnife System

        Our principal product is the CyberKnife system, an intelligent robotic radiosurgery system that enables the treatment of tumors anywhere in the body where radiation is indicated without the need for invasive surgery or rigid frames. The current United States list price for the CyberKnife system ranges from approximately $4.2 million to $5.75 million depending upon system configuration and options purchased by the customer. The list price typically includes initial training, installation and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system, as well as service contracts and training to assist customers in realizing the full benefits of the CyberKnife system. As of June 30, 2008, we had 140 units installed at customer sites: 90 in the Americas, 3 of which are pursuant to our shared ownership program, 38 in Asia and 12 in Europe.

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

        Key components and technologies of the CyberKnife system include the following:

         Compact X-band linear accelerator.    This compact linac generates the radiation that destroys the tumor. We believe we are the only commercial manufacturer of a compact X-band linac. This technology allows us to manufacture linacs that are smaller and weigh significantly less than standard medical linacs used in radiation therapy while achieving similar performance. Our linac can provide high energy X-ray beams of different diameters and intensities without the use of radioactive material. In fiscal 2008, we introduced a linac capable of delivering 800 monitor units per minute of energy output, representing the highest output linac we have offered.

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

         Real-time image-guidance system with continuous target tracking and feedback.    Without the need for clinician intervention or treatment interruption, the CyberKnife system's revolutionary real-time image-guided robotics enables the CyberKnife system to continuously monitor and correct for patient and tumor movements throughout treatment. The CyberKnife system is able to provide the precise delivery of radiation because of the virtually instantaneous and continuous feedback loop between X-ray-based target localization and automatic correction of the radiation beam throughout the entire treatment. This target tracking and feedback technology uses two digital image detectors to capture low energy X-ray images. The image guidance software carries out an automated comparison of the X-ray images with the patient's CT scan to detect, track and correct for any movement of the tumor or patient before and during the treatment delivery. This allows the CyberKnife system to dynamically target the tumor and adjust the position of the beam to follow the motion of the tumor throughout the treatment, directing the beam to precisely match tumor movement.

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

         RoboCouch patient positioning system.    Fully integrated with the CyberKnife system, the RoboCouch intelligently positions the patient to the planned treatment position with unprecedented accuracy, providing not only greater set up precision, but significantly streamlining the patient set up process. The versatility of the RoboCouch allows for automated patient positioning prior to treatment. Additionally, the RoboCouch offers greater positioning flexibility, a lower patient loading height, and a higher patient weight capacity limit when compared to our standard treatment couch.

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

         IRIS variable aperture collimator.    The IRIS variable aperture collimator enables delivery of beams in 12 unique sizes with a single collimator. This can significantly reduce treatment times as well as the total radiation dose delivered to the patient. IRIS is offered in conjunction with the Xchange robotic collimator changer.

         In-Room CT System.    The In-Room CT System enables diagnostic quality 3D and 4D patient imaging just prior to treatment. Combined with the RoboCouch patient positioning system, the In-Room CT System provides a smooth and efficient scan-to-treatment transition without having to re-enter the treatment room or manually move the patient. The In-Room CT System is manufactured by Siemens Medical and resold by us pursuant to our agreement with Siemens Medical USA, Inc.

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

         Monte Carlo dose calculation.    Our Monte Carlo dose calculation software uses Monte Carlo simulation algorithms in treatment planning and dose calculation. Our Monte Carlo dose calculation algorithm can perform the necessary treatment planning calculations in a significantly shorter time frame as compared to conventional Monte Carlo dose calculation methods, thereby accelerating the treatment planning process.

         Sequential Optimization treatment planning.    Sequential optimization treatment planning enables CyberKnife System users to define and prioritize treatment planning objectives for each treatment plan. These objectives can include treatment dose to the targeted tumor, dose minimization in surrounding areas and total radiation delivery throughout the treatment. Sequential optimization enables these objectives to be prioritized and tailored to the unique clinical characteristics of each patient.

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

         Standard treatment couch.    Our standard treatment couch is a computer-controlled treatment couch that is integrated with the image-guidance system. The treatment couch automatically aligns the patient for treatment at the beginning of the procedure. The treatment couch also positions the patient so that the tumor is in the center of the imaging field. When the tumor is correctly positioned, treatment begins and the CyberKnife system tracking software guides the radiation beams to the precise tumor location.

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

         Planning.    Following the scanning, the image data is then digitally transferred to the CyberKnife system's treatment planning workstation, where the treating physician identifies the exact size, shape and location of the tumor to be targeted and the surrounding vital structures to be avoided. A qualified physician and/or radiation scientist or physicist then uses our proprietary software to generate a treatment plan to provide the desired radiation dose to the identified tumor location without exceeding the tolerance of adjacent healthy tissue. As part of the treatment plan, our proprietary planning software automatically determines the number, duration and angles of delivery of the radiation beams.

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

Shared Ownership Program and Other Services

        We provide a variety of services to support the operation and use of our CyberKnife systems. We expect that these services will enable us to generate a recurring revenue stream that will continue to make up an important portion of our revenue.

CyberKnife System Shared Ownership Program

        We offer the shared ownership program under which we provide a CyberKnife system to a customer while retaining ownership of that system. In addition, we provide physician training, educational support, general reimbursement guidance and technical support, as well as possible future upgrades to customers under this program. In return, these customers are generally required to pay us the greater of a minimum payment or a portion of the revenue generated through the use of the CyberKnife system. Generally, this minimum monthly payment is equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. Customers who participate in our shared ownership program are responsible for costs associated with facility preparation and professional and administrative personnel required to operate the CyberKnife system. Our legacy shared ownership program was known as our placement program.

        Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the system, either at the end of the contractual period or earlier, at the customer's request, at pre-determined prices. Through June 30, 2008, we had installed 17 systems under our shared ownership program, 14 of which had subsequently been sold by that date. During the years ended June 30, 2008 and 2007, $23.7 million and $3.0 million, respectively, of total revenue was recognized in the consolidated statements of operations for the sale of 12 and 1 CyberKnife system units, respectively, that were formerly under the shared ownership program. At June 30, 2008 and 2007, $2.3 million and $50,000, respectively, of amounts for extended warranty and training services related to these sold shared ownership units remained recorded as deferred revenue, and will be recognized over the life of the extended warranty service period and as training service obligations are fulfilled. As of June 30, 2008, three shared ownership units remained active in our installed base.

Warranty and Support Services

        We generally provide a one-year warranty on the purchase of the CyberKnife system. The warranty period commences on completion of system installation. In addition, for a fee that is fixed at the time of purchase, customers can enroll in one of our multiyear service plans:

         Diamond Elite multiyear service plan.    Under our Diamond Elite multiyear service plan, or Diamond plan, our customers have the opportunity to acquire up to two unspecified future upgrades per year, when and if they become available. If we offer more than two upgrades a year, customers can exchange their right to receive future upgrades for the current upgrades available. Through June 30, 2008, the Diamond plan listed for $460,000 per year and provided for annual renewals for four years. Effective July 1, 2008, the Diamond plan lists for $495,000 per year and provides for annual renewals for five years.

         Basic and Emerald multiyear service plans.    We also offer a basic multiyear service plan, and our Emerald multiyear service plan, or Emerald plan, following the initial one-year warranty period. Under our Emerald plan, customers receive a higher level of support, including a faster response time and coverage for all replacement parts than under our basic service plan. Through June 30, 2008, the list prices of our basic and Emerald service plans were $220,000 and $275,000, respectively. As of July 1, 2008, the list prices of our basic and Emerald service plans are $200,000 and $325,000, respectively.

         Legacy multiyear service plans.    Prior to introducing our Diamond plan, we offered a Platinum Elite multiyear service plan, or Platinum plan, to customers in the United States and our Gold Elite multiyear service plan, or Gold plan, to customers outside the United States. While these plans are no longer offered, as of June 30, 2008 we were still servicing approximately 44 customers pursuant to these legacy multiyear service plans. These multiyear service plans typically provide for annual renewals for four years, including the one-year warranty period. Beginning in November 2005, we phased out offering these legacy service plans to new customers.

        Under our Platinum plan, in addition to technical support, customers have the opportunity to acquire at least two future upgrades per year for a maximum of eight upgrades over the three or four year term of the arrangement, for an annual fee of approximately $425,000. If we do not offer at least two upgrades per year, the customer would be entitled to a refund of up to $100,000 for each upgrade not offered. We have not yet established objective evidence of fair value of those future obligations; hence, generally accepted accounting principles in the United States, or GAAP, requires that we cannot begin to recognize any of the revenue derived from the sale of a CyberKnife system or the associated service plan until those specified obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue and will be recognized as revenue when we fulfill all obligations to deliver upgrades. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we will ratably recognize the revenue from the sale of the CyberKnife system and the Platinum plan over the remaining life of the contract.

        Under our Gold plan, customers typically have the opportunity to acquire up to two unspecified future software upgrades per year, for an annual fee of $350,000. If we do not offer an upgrade in any particular year, the customer would be entitled to a refund of up to $100,000 for each upgrade not offered, except in Japan. Pursuant to the Gold plan customers are required to pay for additional hardware if required for the implementation of new software features. To date no refunds have been required pursuant to these multiyear service plans.

         Installation and service.    We perform the installation and service of the CyberKnife system in the United States and in selected countries outside the United States. In addition, we have trained third-party service organizations and trained our distributors in Korea, Taiwan, Turkey, India, China and Italy to perform the CyberKnife system installation and service. We employ service engineers and technical staff with a high degree of expertise, which is required due to the complexity of the CyberKnife system.

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

        In the United States we use a combination of regional sales directors, sales specialists, customer account sales executives, product managers, account managers and training specialists. Regional sales directors and sales specialists are responsible for selling the CyberKnife system to hospitals and stand-alone treatment facilities. Our customer account sales executives sell upgrade products to existing customers. Our product managers help market our current products and work with our engineering group to identify and develop upgrades and enhancements for the CyberKnife system. Our account managers are primarily responsible for supporting the CyberKnife systems with marketing and education after installation is completed. Our training specialists train radiation oncologists, surgeons, physicists and radiation therapists.

        In addition, during fiscal 2008, we established a corporate accounts group within the sales organization. This group has responsibility for targeting major national and strategic accounts including hospital groups, operators of multiple radiation oncology centers and group purchasing organizations. We believe that organizations of this nature represent an opportunity for CyberKnife system sales and that they require a different sales focus due to their national or multi-regional scope.

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

        According to estimates published by the American Society for Therapeutic Radiology and Oncology, or ASTRO, there are over 2,000 hospitals and stand-alone treatment facilities in the United States providing radiation therapy services. Our current United States sales and marketing focus is to target the hospitals and treatment facilities currently providing radiation therapy services, however, in the future we believe that the CyberKnife system will also be marketed to hospitals that do not have radiation therapy facilities.

        In April 2007, we entered into a Distribution and Remarketing Agreement with Siemens Medical Solutions Inc. USA, acting through its Oncology Care Systems Group, or OCS, pursuant to which we are authorized to purchase, license, sell, and sublicense certain OCS products directly from OCS. OCS granted us the right to purchase and license certain models of CT scanners from OCS, and to promote, market, lease, resell and sublicense the CT scanners to end users, either directly or through its channels of distribution, in the United States and other territories, and to market the CT scanners in conjunction with our CyberKnife and/or RoboCouch products.

        From time to time, we may provide our linac system for use in non-medical areas. These areas may include non-destructive testing, visual inspection and other potential applications.

Manufacturing and Assembly

        We purchase major components of the CyberKnife system, including the robotic manipulator, treatment table or robotic couch, magnetron, which creates the microwaves for use in the linac, imaging cameras and computers, from outside suppliers. We manufacture certain other electronic and electrical subsystems, including the linac, at our Sunnyvale, California and Mountain View, California facilities. We then assemble and integrate these components with our proprietary software for treatment planning and treatment delivery and perform essential testing prior to shipment to customer sites.

        Single source suppliers presently provide us with several components, including the magnetron, the treatment couches and the imaging plates. In most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. In the event of a disruption in any of these suppliers' ability to deliver a component, we would need to secure a replacement supplier. Additionally, any disruption or interruption of the supply of key subsystems could result in increased costs and delays in deliveries of CyberKnife systems, which could adversely affect our reputation and results of operations.

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

        We had nine U.S. patent applications allowed in the year ended June 30, 2008. As of June 30, 2008, we held 30 U.S. patents, 72 pending U.S. patent applications and are pursuing additional patent applications on additional key inventions to enhance our intellectual property rights. The first of our patents will expire in 2010 and currently the last of our patents will expire in 2025. As of June 30, 2008, we also held 22 foreign patents, 10 pending published Patent Cooperation Treaty applications and 74 foreign patent applications which correspond to our issued U.S. patents and pending U.S. patent applications. We cannot be sure that any patents will issue from any of our pending patent applications, nor can we assure you that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology. An additional key component of our intellectual property is our proprietary software used in planning and delivering the CyberKnife system's therapeutic radiation dose.

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

        We have also entered into licensing agreements with third parties relating to rights and technologies. On January 30, 1991, we entered into a Manufacturing License and Technology Transfer Agreement with Schonberg Radiation Corporation under which Schonberg granted us a perpetual exclusive license to use and manufacture products utilizing some of Schonberg's patent and other intellectual property rights relating to the design, engineering and manufacturing of the compact linacs that may be used in the CyberKnife system for medical applications. On November 29, 2006, we entered into a Patent and Trademark License Agreement with Forte Automation Systems, Inc., or Forte, under which we granted Forte a license, exclusive with respect to one customer for patent rights and trademark rights related to our patient positioning system.

        In April 2007, we entered into a License and Development Agreement with CyberHeart, Inc., or CyberHeart. As part of this agreement, we will license certain intellectual property rights and technologies to CyberHeart, which CyberHeart will use to develop and commercialize new systems and applications in the field of cardiac disease. In the event CyberHeart is able to successfully develop and commercialize such an application, under the agreement, we would be the sole supplier of radiosurgery equipment to CyberHeart and would also be entitled to receive specified payments based on usage of the CyberHeart system. Roderick Young, a former member of our board of directors, is a founder, officer and director of CyberHeart, Inc.

        In December 2004 and in connection with our acquisition of American Science & Engineering's, or AS&E's, High Energy Systems, or HES, business, in January 2005, we entered into a license agreement with AS&E relating to the intellectual property we obtained from the HES acquisition. We granted AS&E an exclusive, worldwide, fully paid license for use of the purchased intellectual property in the national security and non-destructive testing markets, as well as a non-exclusive worldwide, fully paid license of the intellectual property for all uses other than (a) the national security and non-destructive testing markets and (b) medical use or applications. In addition, we received an exclusive, worldwide, fully paid license to any modifications, improvements, enhancements or new developments to the acquired intellectual property by AS&E which are limited to medical uses or applications. We recently began the development of a next-generation linac, using technology developed independently from the intellectual property we obtained from the HES acquisition. We are developing this technology for medical uses and applications and other markets, including national security and non-destructive testing. In October 2006, January 2007 and February 2007, we received correspondence from AS&E expressing concerns that we may be using the intellectual property obtained from the HES acquisition in a manner that breaches, or may intend to breach, our contractual obligations under the license agreement. As of June 30, 2008, we have not received any further correspondence from AS&E regarding this issue. The intellectual property at issue relates to the development of a next-generation linac for use in national security and non-destructive testing areas, as well as medical uses. We are developing the technology used in the next-generation linac independently from the intellectual property we obtained from the HES acquisition. While we do not believe our activities breach or violate the terms of the license agreement, we cannot assure you that AS&E will not assert that we are breaching our obligations under our license agreement with them.

        In July 1997, we entered into a license agreement with The Board of Trustees of the Leland Stanford Junior University for technology and patents to develop, manufacture, use and sell products utilizing feature matching technology to align images used in radiosurgery.

        Although we are not currently a party to any legal proceedings relating to our intellectual property, in the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert these claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against these claims, whether they are with or without any merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, if at all, which could seriously harm our business or financial condition.

Research and Development

        Continued innovation is critical to our future success. Our current product development activities include projects expanding clinical applications in radiosurgery, driving product differentiation, and continually improving the CyberKnife system's capabilities. Some of our product upgrades include Synchrony, Xsight Spine Tracking System, InView, MultiPlan, RoboCouch, IRIS, MonteCarlo dose calculation, and Sequential Optimization treatment planning. Research activities strive to enable new product development opportunities by developing new technologies and advancing areas of existing core technology such as a next generation linac.

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

        As of June 30, 2008, we had 139 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2008, 2007 and 2006 were $32.9 million, $26.8 million and $17.8 million, respectively. We plan to continue to increase our investment in research and development in future periods.

Competition

        The medical device industry in general, and the non-invasive cancer treatment field in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery, minimally invasive procedures, radiation therapy, chemotherapy and other drugs are other means to treat cancer. Also, we compete directly with frame-based radiosurgery systems primarily from Elekta AB (publ), or Elekta, BrainLAB AG, and the Integra Radionics business of Integra Life Sciences Holding Corporation.

        The market for standard linacs is dominated by three companies: Elekta, Siemens AG, or Siemens, and Varian Medical Systems, Inc., or Varian. In addition, TomoTherapy Incorporated, or TomoTherapy, markets a radiation therapy product. The CyberKnife system does not perform radiotherapy, which uses low doses of radiation over a long period of time with fractionated treatments to kill cancer cells, and generally does not compete directly with standard medical linacs that perform traditional radiotherapy, although some manufacturers of standard accelerator systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image-guidance systems to perform radiosurgery. In addition, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, drug treatment, gene therapy, which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes, and other approaches. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

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

        Our competitive position also depends on:

  •
  widespread awareness, acceptance and adoption of our products by the radiation oncology and cancer therapy markets;

  •
  the discovery of new technologies that improve the effectiveness and productivity of the CyberKnife system radiosurgery process;

  •
  availability of coverage and reimbursement from third-party payors, insurance companies and others for procedures performed using the CyberKnife system;

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

  •
  securing sufficient capital resources to expand both our continued research and development, and sales and marketing efforts; and

  •
  obtaining any necessary United States or foreign regulatory approvals or clearances.

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

        CMS assigns procedures that are comparable clinically and in terms of resources to the same APC. Hospitals are paid the applicable APC payment rate for the outpatient procedure, regardless of the actual cost for such treatment. CMS will frequently categorize a procedure or service in a new technology APC where the procedure does not have sufficient claims data to be placed in an existing APC that is appropriate in terms of clinical characteristics and resource costs. Once CMS has collected sufficient claims data on the procedure being paid under a new technology APC, the agency will assign the procedure to an existing APC group. Procedures generally are reimbursed under new technology APCs for two to three years. Beginning in 2004, both planning and treatment using our CyberKnife system were assigned to new technology APCs. Medicare accomplished this through certain temporary billing codes: Healthcare Common Procedure Coding System, or HCPCS, code G0338, or Linear-accelerator-based stereotactic radiosurgery planning, HCPCS code G0339, or Image-guided robotic linear accelerator-based stereotactic radiosurgery, complete course of therapy in one session, or first session of fractionated treatment, for the first or single treatment, and HCPCS code G0340, or Image-guided robotic linear accelerator-based stereotactic radiosurgery, delivery including collimator changes and custom plugging, fractionated treatment, all lesions, per session, second through fifth sessions, maximum five sessions per course of treatment, for any subsequent treatments.

        CMS has also determined that planning for stereotactic radiosurgery procedures using our technology should be reported using several Category I Current Procedure Terminology, or CPT, codes. The CPT planning codes are assigned to clinical APCs with payment levels that resulted in a slight increase in payment in 2007 and 2008 as compared to prior years. For calendar 2009, CMS has proposed decreases in payment rates for certain CPT codes applicable to treatment planning resulting in a cumulative decrease for treatment planning reimbursement in 2009 as compared to 2008, assuming the proposed decreases are implemented.

        For 2004 to 2006, placement of HCPCS codes G0339 and G0340 in the new technology APCs resulted in a national payment rate of $5,250 for the first treatment and $3,750 for each treatment thereafter, up to a maximum of five treatments. For 2007, CMS determined that procedures performed in the hospital outpatient department using our technology be transitioned from the new technology APCs to two clinical APCs. Under the finalized payment rules, the national payment rate for procedures billed using HCPCS code G0339 (for the first CyberKnife treatment) is $3,896, and procedures billed under HCPCS code G0340 (for each additional CyberKnife treatment) are paid $2,645. For 2008, CMS issued a final rule increasing the payment rates for procedures billed using these codes to $3,930 and $2,871, respectively. In July 2008, CMS issued proposed payment rates under these codes for 2009. The proposed payment rate under HCPCS code G0339 for 2009 is $3,664 and the proposed payment rate under code G0340 for 2009 is $2,654. We cannot assure you that these payment rates will be finally implemented as proposed.

        Medicare payment to free-standing clinics generally is based on the physician fee schedule. There are no national payment rates for HCPCS codes G0339 and G0340, and Medicare contractors determine the payment rates for their jurisdiction. We understand that some Medicare contractors may require the use of other billing codes for the procedures.

        In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the free-standing clinic setting. Payment is based on the physician fee schedule, and payment amounts are updated on an annual basis. Beginning in 2007, CMS changed how it determines payment levels under the physician fee schedule. Specifically, CMS revised the methodology for calculating the physician work component, which reflects physician time and intensity of effort in performing a procedure or service. CMS also changed its methodology for calculating the practice expense component, which reflects the overhead expenses that a physician incurs, such as rent, equipment and salaries. We do not expect that these changes will result in any significant change in reimbursement for physician professional services performed in connection with the CyberKnife procedure. At this time, we cannot predict the full impact of these changes on our operations. Under proposed guidelines for 2009 Medicare reimbursements, CMS has proposed changes in payment rates for certain CPT codes applicable to physician services that may result in increases in some areas and decreases in others. We expect that the net effect of these changes will not result in significant changes in reimbursement for physician professional services performed in connection with the CyberKnife procedure. In July 2008, CMS requested that the American Medical Association review approximately 100 codes for procedures that have experienced significant growth and which have not been recently evaluated, including certain codes used by physicians in connection with CyberKnife procedures. At this time, we cannot predict what the outcome of this review will be, and whether or not it will result in significant changes, either favorable or unfavorable, with respect to reimbursement for physician fees associated with CyberKnife procedures.

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

        The American Medical Association, or AMA, established four new Category I CPT codes relating to stereotactic radiosurgery, which became effective January 1, 2007. Third-party payors may decide to use three of these codes to describe treatment (CPT codes 77372 and 77373) and treatment management (CPT code 77435) using our technology. CMS has announced that these codes are not to be used for our technology for Medicare payments for hospital outpatient services under the prospective payment system in 2007. These codes were assigned values for payments under the Medicare physician fee schedule for 2007 and may be required by Medicare contractors for use in other settings. CMS has again proposed that these codes are not to be used for our technology for Medicare payments for hospital outpatient services under the prospective payment system in 2008. Instead, CMS retained the G-codes for use in these settings in 2008. The extent to which any of these new codes would be required in the future by Medicare contractors for services using our technology and performed in free-standing clinics or by other third-party payors is unclear. It is also unclear at this time whether or for how long the new codes will continue to coexist with or replace the existing codes for treatment using our technology (HCPCS codes G0339 and G0340) and how the level of reimbursement would be impacted by the new codes. If Medicare contractors begin to require the use of the new codes for 2008 or 2009, the reimbursement rates for CPT codes 77372 and 77373 under the final 2008 and proposed 2009 Medicare physician fee schedule could result in a material adverse effect on our business. AMA has also recently issued guidance that CPT code 61793, which is a code describing neurosurgical services, should be used for intracranial and spinal procedures only. This has created some potential uncertainty for physicians performing extracranial CyberKnife procedures, as their alternative method of billing for these procedures would be to use unlisted codes. In addition to 61793, Medicare administrators in certain geographic regions have recommended the use of unlisted codes for certain physicians to describe extracranial SRS procedures. The inability of physicians to obtain reimbursement under CPT code 61793 or any related unlisted or successor CPT code could result in a material adverse effect on our business.

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

        We have established a dedicated health policy and reimbursement group that seeks to provide education to physicians and facilities in working with payors on coverage and reimbursement issues for procedures involving the use of the CyberKnife system. This group assists with reimbursement application processes worldwide in significant markets for the CyberKnife system and provides our customers with copies of relevant coverage, coding and payment policies, including those of the Medicare program, as well as published literature and clinical data supporting clinical safety and efficacy in the device.

        To further support adequate coverage and reimbursement, a group of customers has formally organized into a non-profit organization to pursue patient access to the CyberKnife technology, adequate reimbursement, coverage and payment of our product, with a strong emphasis on the United States. This group, the CyberKnife Coalition, has a charter to promote patient access to CyberKnife system technology and treatment, and realize adequate coverage and reimbursement to support that treatment. The CyberKnife Coalition seeks to assure and advocate that procedures using the CyberKnife system continue to be reimbursed at appropriate levels by Medicare and other third-party payors.

        Internationally, reimbursement and healthcare payment systems vary substantially from country to country and include single-payor, government managed systems as well as systems in which private payors and government-managed systems exist side-by-side. In addition, in many international markets, consumers of healthcare services, particularly services involving new or specialized technology, may pay out-of-pocket for such services. Our ability to achieve market acceptance or significant sales volume in international markets we enter will be dependent in large part on the availability of reimbursement for procedures performed using our products under healthcare payment systems in such markets. To date, healthcare providers in Europe and in Asian markets with installed CyberKnife systems have been able to successfully negotiate coverage contracts with their local payors at adequate payment rates.

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

         Pre-market approval (PMA) pathway.    A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. No device that we have developed has required pre-market approval, nor do we currently expect that any future device or indication will require pre-market approval.

         Product modifications.    After a device receives 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance or approval. We have modified aspects of our CyberKnife system family of products since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required for the modifications. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. During our fiscal year ended June 30, 2008, we submitted an additional two 510(k) clearances notifications for modifications made to the operation of the CyberKnife system. These applications were cleared by the FDA.

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

        The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. In the past, our prior facility has been inspected, and observations were noted. In May 2004 and April 2006, during routine inspections performed by the FDA, two minor observations were made in each inspection. We have taken corrective action on the minor observations in response to the FDA's observations. There were no observations that involved a material violation of regulatory requirements. We believe that we are in substantial compliance with the QSR. In February 2007, during routine inspections performed by the FDA of one of our manufacturing facilities, no observations were made.

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

         Radiological health.    Because our CyberKnife system contains both laser and X-ray components, and because we assemble these components during manufacturing and service activities, we are also regulated under the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. This law requires laser and X-ray products to comply with regulations and applicable performance standards, and manufacturers of these products to certify in product labeling and reports to the FDA that their products comply with all such standards. The law also requires manufacturers to file new product reports, and to file annual reports and maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed. Assemblers of diagnostic X-ray systems are also required to certify in reports to the FDA, equipment purchasers, and where applicable, to state agencies responsible for radiation protection, that diagnostic and/or therapeutic X-ray systems they assemble meet applicable requirements. Failure to comply with these requirements could result in enforcement action by the FDA, which can include injunctions, civil penalties, and the issuance of warning letters. In the past, we failed to submit required reports to the FDA in a timely fashion. To correct our reporting deficiencies, in 2003 we initiated a corrective action plan that included, among other things, filing all past due reports with the FDA, applicable state agencies, and customers. We have also developed and implemented procedures to ensure future reports are made in a timely manner. While we believe all past reporting deficiencies have been corrected, we cannot assure you that FDA will deem our corrective actions sufficient or that FDA will not initiate enforcement action against us.

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

         Anti-kickback laws.    Our operations are subject to broad and changing federal and state anti-kickback laws. The Office of the Inspector General of the Department of Health and Human Services, or the OIG, is primarily responsible for enforcing the federal Anti-Kickback Statute and generally for identifying fraud and abuse activities affecting government programs. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. "Remuneration" has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything of value at less than fair market value.

        Penalties for violating the federal Anti-Kickback Statute include criminal fines of up to $25,000 and/or imprisonment for up to five years for each violation, civil fines of up to $50,000 and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs, and do not include comparable exceptions.

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

        The OIG has identified the following arrangements with purchasers and their agents as ones raising potential risk of violation of the federal Anti-Kickback Statute:

  •
  Discount and free good arrangements that are not properly disclosed or accurately reported to federal healthcare programs;

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

  •
  Research funding arrangements, particularly post-marketing research activities, that are linked directly or indirectly to the purchase of products, or otherwise inappropriately influenced by sales and marketing considerations; and

  •
  Other offers of remuneration to purchasers that are expressly or impliedly related to a sale or sales volume, such as "prebates" and "upfront payments," other free or reduced-price goods or services, and payments to cover costs of "converting" from a competitor's products, particularly where the selection criteria for such offers vary with the volume or value of business generated.

        We have a variety of financial relationships with physicians who are in a position to generate business for us. For example, physicians own our stock who also provide medical advisory and other consulting and personal services. Similarly, we have a variety of different types of arrangements with our customers. For example, our shared ownership program entails the provision of our CyberKnife system to our customers under a deferred payment program, where we generally receive the greater of a fixed minimum payment or a portion of the service revenues. Included in the fee we charge for the shared ownership program are a variety of services, including physician training, educational and marketing support, general reimbursement guidance and technical support. In the case of our former placement program, certain services and upgrades were provided without additional charge based on procedure volume. In the past, we have also provided loans to our customers. We also provide research grants to customers to support customer studies related to, among other things, our CyberKnife systems.

        If our past or present operations are found to be in violation of the federal Anti-Kickback Statute or similar government regulations to which we or our customers are subject, we or our officers may be subject to the applicable penalty associated with the violation, including significant civil and criminal penalties, damages, fines, imprisonment, and exclusion from the Medicare and Medicaid programs. The impact of any such violation may lead to curtailment or restructuring of our operations. Any penalties, damages, fines, or curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that some of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation. If an enforcement action were to occur, our reputation and our business and financial condition could be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

         Physician self-referral laws.    We are also subject to federal and state physician self-referral laws. The federal Ethics in Patient Referral Act of 1989, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain "designated health services" if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral.

        In addition, in connection with the release in July 2007 of proposed Medicare reimbursement rates for calendar 2008, CMS proposed significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law. These proposed regulations would, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Among other things, the regulations provide that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use, basis. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife system. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The regulations, as originally proposed, would limit these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies. In July 2008, at the time CMS published final 2008 Medicare in-patient reimbursement rates, CMS issued a final rule essentially implementing the regulations in substantially the manner originally proposed, with an effective date of October 1, 2009. Among other prohibitons, the final rule prohibits percentage-based compensation in equipment leases. As a result of the finalization of these regulations, some existing CyberKnife system operators may have to modify or restructure their corporate or organizational structures. In addition, certain existing customers that planned to open CyberKnife centers in the United States involving physician ownership could also have to restructure prior to the October 2009 effective date of the new regulations. It is possible that some of these entities may not be able to establish viable models for CyberKnife system operation and may therefore cancel their CyberKnife system purchase agreements. Accordingly, these new regulations could result in cancellations of existing CyberKnife system purchase agreements and could also reduce the attractiveness of medical technology acquisitions, including CyberKnife system purchases, by physician-owned joint ventures or similar entities. As a result, these regulations could have an adverse impact on our product sales and therefore on our business and results of operations.

        A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed, and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

         Federal False Claims Act.    The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as "relators" or, more commonly, as "whistleblowers", may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife system or acquired a CyberKnife system through our shared ownership program with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement and such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated as a result of any of these laws.

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

        The method of assessing conformity to applicable standards and directives depends on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a European Union member state to conduct the conformity assessment. This relevant assessment may consist of an audit of the manufacturer's quality system (currently ISO 13485), provisions of the Medical Devices Directive, and specific testing of the manufacturer's device. In September 2002, our facility was awarded the ISO 13485 certification, which replaces the ISO 9001 and EN 46001 approvals, which has been subsequently maintained through periodic assessments, in accordance with the expiration dates of the standards, and we are currently authorized to affix the CE mark to our products, allowing us to sell our products throughout the European Economic Area.

        We are also currently subject to regulations in Japan. A Japanese distributor received the first government approval to market the CyberKnife system from the Ministry of Health and Welfare, or MHLW, in November 1996. In December, 2003, we received approval from the MHLW to market the CyberKnife system in Japan for clinical applications in the head and neck, and a new distributor, Chiyoda Technol Corporation, was appointed to distribute the CyberKnife system. In June 2008, we received approval from the MHLW to market the CyberKnife system for treatments throughout the body where radiation treatment is indicated.

        We are subject to additional regulations in other foreign countries, including, but not limited to, Canada, Taiwan, China and Korea, in order to sell our products. We intend that either we or our distributors will receive any necessary approvals or clearance prior to marketing our products in those international markets. In China, the CyberKnife system is being assessed by the Ministry of Health, which regulates the operation of certain types of medical capital equipment products and systems by hospitals in the public civilian health care system. Until this review is complete, our ability to sell systems to public civilian hospitals in China will be constrained.

State Certificate of Need Laws

        In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or the provision of new services. These laws generally require appropriate state agency determination of public need and approval prior to the acquisition of such capital items or addition of new services. Certificate of need regulations may preclude our customers from acquiring the CyberKnife system, whether through purchase or our shared ownership program, and from performing stereotactic radiosurgery procedures using the CyberKnife system. Several of our prospective customers currently are involved in appeals of certificate of need determinations. If these appeals are not resolved in favor of these prospective customers, they may be precluded from purchasing and/or performing services using the CyberKnife system. Certificate of need laws are the subject of continuing legislative activity, and a significant increase in the number of states regulating the acquisition and use of the CyberKnife system through certificate of need or similar programs could adversely affect us.

Employees

        As of June 30, 2008, we had 504 employees worldwide, including 139 in research and development, 126 in sales and marketing, 96 in installation and service, 42 in manufacturing, and 101 in administration. None of the employees are represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and we believe our relationship with our employees is good.

Item 1A.    Risk Factors

Risks Related to Our Business

We have a large accumulated deficit, may expect future losses and may be unable to maintain profitability.

        We have incurred net losses in every fiscal year since our inception except during the fiscal year ended June 30, 2008. As of June 30, 2008, we had an accumulated deficit of $121.1 million. We may incur net losses in the future, particularly as we increase our manufacturing, sales and marketing and administrative activities and as we continue our research and development activities. Our ability to maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We are required to defer revenue associated with our legacy multiyear service plans due to specified obligations related to the delivery of upgrades to the CyberKnife system. Although we anticipate our deferred revenue will continue to decline in future periods, we may not be able to recognize some portions of our deferred revenue until we have satisfied all obligations for delivery of upgrades. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

If the CyberKnife system does not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

        Achieving physician, patient, hospital administrator and third-party payor acceptance of the CyberKnife system as a preferred method of tumor treatment will be crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife system unless they determine, based on experience, clinical data and other factors, that the CyberKnife system is a safe and effective alternative to current treatment methods. The CyberKnife system was initially used primarily for the treatment of tumors in the brain, and the broader use of the system to treat tumors elsewhere in the body has been a more recent development. As a result, physician and patient acceptance of the CyberKnife system as a comprehensive tool for treatment of solid tumor cancers anywhere in the body has not yet been fully demonstrated, particularly as compared to products, systems or technologies that have longer histories in the marketplace. The CyberKnife system is a major capital purchase and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. These and other factors may affect the rate and level of the CyberKnife system's market acceptance, including:

  •
  the CyberKnife system's price relative to other products or competing treatments;

  •
  effectiveness of our sales and marketing efforts;

  •
  capital equipment budgets of healthcare institutions;

  •
  perception by physicians and other members of the healthcare community of the CyberKnife system's safety, efficacy and benefits compared to competing technologies or treatments;

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

        If the CyberKnife system is unable to achieve or maintain market acceptance, our business would be harmed.

The high unit price of the CyberKnife system, as well as other factors may contribute to substantial fluctuations in our operating results.

        Because of the high unit price of the CyberKnife system, and the relatively small number of units installed each quarter, each installation of a CyberKnife system can represent a significant component of our revenue for a particular quarter. Therefore, if we do not install a CyberKnife system when anticipated, our operating results may vary significantly. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance. In particular, factors which may contribute to these fluctuations may include:

  •
  timing of when we are able to recognize revenue associated with sales of the CyberKnife system, which varies depending upon the terms of the applicable sales and service contracts;

  •
  the proportion of revenue attributable to purchases of the CyberKnife system, our shared ownership program and installations associated with our legacy service plans;

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

  •
  disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services; and

  •
  changes in third party coverage and reimbursement, changes in government regulation, or a change in a customer's financial condition or ability to obtain financing.

        These factors are difficult to forecast and may contribute to substantial fluctuations in our quarterly revenues and substantial variation from our projections, particularly during the periods in which our sales volume is low.

We experience a long and variable sales and installation cycle, which may result in inconsistent quarterly results.

        The CyberKnife system has a lengthy sales and purchase order cycle because it is a major capital equipment item and requires the approval of senior management at purchasing institutions. The sales process in the United States typically begins with pre-selling activity followed by sales presentations and other sales-related activities. After the customer has expressed an intention to purchase a CyberKnife system, we negotiate and enter into a definitive purchase contract with the customer. This may take the form of a terms agreement setting forth the business and economic terms of the transaction. Generally following the execution of the contract, the customer begins the building or renovation of a facility to house the CyberKnife system, which together with the subsequent installation of the CyberKnife system, can take up to 24 months to complete. During the period prior to installation, the customer must build a radiation-shielded facility to house its CyberKnife system. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit were denied for installation at a specific hospital or treatment center, our CyberKnife system could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases it may be necessary for the entire facility to be completed before the CyberKnife system can be installed, which can result in additional construction and installation delays.

        Under our revenue recognition policy, we generally do not recognize revenue attributable to a CyberKnife system purchase until after installation has occurred. For international sales through distributors, we typically recognize revenue when the system is delivered to the end user's site. Therefore the long sales cycle together with the timing of CyberKnife system shipments and installations may result in significant fluctuations in our reporting of quarterly revenues. Under our current forms of purchase and service contracts, we receive a majority of the purchase price for the CyberKnife system upon installation of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, such as:

  •
  procurement delay;

  •
  customer funding or financing delay;

  •
  delay in or unforeseen difficulties related to customers organizing legal entities and obtaining financing for CyberKnife system acquisition;

  •
  construction delay;

  •
  delay pending customer receipt of a building or radiation device installation permit; and

  •
  delay caused by weather or natural disaster.

        In the event that a customer does not, for any of the reasons above or other reasons proceed with installation of the system after entering into a purchase contract, we would only recognize up to the deposit portion of the purchase price as revenue, unless the deposit was refunded to the customer. Therefore, delays in the installation of CyberKnife systems or customer cancellations would adversely affect our cash flows and revenue, which would harm our results of operations.

Current credit and financial market conditions could delay, or prevent our customers from obtaining financing to purchase the CyberKnife system, which would adversely affect our business, financial condition and results of operations.

        Due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of the CyberKnife system or for the construction or renovation of facilities to house CyberKnife systems. To date, these delays have primarily affected customers that were planning on operating free-standing CyberKnife systems, rather than hospital-based customers. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales and revenues, and therefore harm our business and results of operations.

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

        Uncertainty exists as to the coverage and reimbursement status of new medical products and services and new indications for existing products. The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. However, we cannot assure you that the CyberKnife procedure will continue to be reimbursed at current rates or that third-party payors will continue to consider our products cost-effective relative to other treatments and provide coverage and reimbursement for our products, in whole or in part. For 2007, under the finalized Medicare payment rules, the national payment rates for procedures billed using these codes are $3,896 for the first treatment and $2,645 for each treatment thereafter, up to a maximum of five total treatments. For 2008, CMS issued a final rule increasing the payment rates for procedures billed using these codes to $3,930 and $2,871, respectively. In July 2008, CMS issued proposed payment rates under these codes for 2009. The proposed 2009 payment rate for the initial treatment is $3,664 and the proposed payment rate for subsequent treatments (up to a maximum of five total treatments) is $2,654. We cannot assure you that these payment rates will be finally implemented as proposed.

        In addition, for 2008, CMS promulgated new regulations that recognize payment for our CyberKnife system in the ambulatory surgical center, or ASC, setting. In a final rule displayed on November 1, 2007, CMS provides for payment for approximately 790 additional surgical procedures that were previously not covered in this setting. CMS will pay separately for certain covered ancillary services that are provided integral to covered surgical procedures in ASCs. The ancillary services must be provided immediately before, during, or after a covered surgical procedure to be considered integral and therefore, eligible for separate payment. Codes describing our CyberKnife procedure are included in a list of "Radiology services paid separately when provided integral to a surgical procedure" in the final ASC rule and, effective 2008, would be paid at $2,554 for the first treatment and $1,866 for each subsequent treatment under this rule when performed in the ASC setting. Uncertainties remain relating to the application of the new ASC regulations to CyberKnife procedures, however. In particular, procedures using our technology are rarely if ever performed integral to other surgical procedures. Therefore, it is unclear whether and to what extent any CyberKnife procedure will be reimbursed in the ASC setting or whether the procedure would be recognized as covered in this setting by Medicare contractors. A downward adjustment in reimbursement could have a material adverse effect on our operations.

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

        Even if third-party payors provide adequate coverage and reimbursement for the CyberKnife procedure, adverse changes in third-party payors' general policies toward reimbursement could preclude market acceptance for our products and materially harm our sales and revenue growth. In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposals to change the healthcare system, and some could involve changes that significantly affect our business. For instance, on December 8, 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which, among other things, established a new prescription drug benefit and changed reimbursement methodologies for drugs and devices used in hospital outpatient departments and in the home. In addition, certain federal regulatory changes occur at least annually. CMS has determined that treatments in hospital outpatient departments using our technology will no longer be assigned a new technology classification and, instead, will be transitioned to a classification that would result in a reduction in Medicare payments to hospitals. Further, the billing codes that went into effect in 2007 may be required by third-party payors in the future and may result in a decrease in payments for services using our technology. A downward adjustment in reimbursement could have a material adverse effect on our operations.

        In addition, in connection with the release in July 2007 of proposed Medicare reimbursement rates for calendar 2008, CMS proposed significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law. These proposed regulations would, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Among other things, the regulations provide that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use, basis. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife system. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The regulations, as originally proposed, would limit these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies. In July 2008, at the time CMS published final 2008 Medicare in-patient reimbursement rates, CMS issued final rules essentially implementing the regulations in substantially the manner originally proposed, with an effective date of October 1, 2009. As a result of the finalization of these regulations, some existing CyberKnife system operators may have to modify or restructure their corporate or organizational structures. In addition, certain existing customers that planned to open CyberKnife centers in the United States involving physician ownership could also have to restructure prior to the October 2009 effective date of the new regulations. It is possible that some of these entities may not be able to establish viable models for CyberKnife system operation and may therefore cancel their CyberKnife system purchase agreements. Accordingly, these new regulations could result in cancellations of existing CyberKnife system purchase agreements and could also reduce the attractiveness of medical technology acquisitions, including CyberKnife system purchases, by physician-owned joint ventures or similar entities. As a result, these regulations could have an adverse impact on our product sales and therefore on our business and results of operations.

        Future legislative or policy initiatives directed at reducing costs could be introduced at either the federal or state level. We cannot predict the impact on our business of any legislation or regulations related to the healthcare system that may be enacted or adopted in the future.

Our evaluation of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act identified a material weakness in our internal controls and if we are unable to remedy this weakness or if additional weaknesses are identified in future periods, our business and our stock price could be adversely affected.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, beginning with this Annual Report on Form 10-K for the fiscal year ended June 30, 2008, we are required to furnish a report by our management on our internal control over financial reporting and whether such controls are deemed effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that our auditors have issued an attestation report on our internal controls.

        We were not able to assert, in our management certifications filed with this Annual Report on Form 10-K, that our internal control over financial reporting is effective as of June 30, 2008, as our management identified a material weakness in our internal control over financial reporting as it relates to accounting for revenue transactions. Although we are taking measures to remediate this material weakness as well as other significant deficiencies and control deficiencies, if any, we cannot assure that we will not have additional material weaknesses, significant deficiencies and control deficiencies in the future. This or any future inability to assert that our internal controls over financial reporting are effective for any given reporting period, could have an adverse effect on our business and our stock price.

We may have difficulties in determining our internal control to be effective due to our complex financial model.

        The complexity of our financial model contributes to our need for effective financial reporting systems and internal controls. We recognize revenue from a range of transactions including CyberKnife system sales, our shared ownership program and services. The CyberKnife system is a complex product that contains both hardware and software elements. Since the software component is significant in our solution, we are bound by the software revenue recognition rules for our business. The complexity of the CyberKnife system and of our financial model pertaining to revenue recognition requires us to process a broader range of financial transactions than would be required by a company with a less complex financial model. Accordingly, deficiencies or weaknesses in our internal controls would likely impact us more significantly than they would impact a company with a less complex financial model.

We are required to comply with federal and state "fraud and abuse" law, and, if we are unable to comply with such laws, we could face substantial penalties and we could be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

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

  •
  state law equivalents to the Anti-Kickback Statute, which may not be limited to government reimbursed items;

  •
  The Ethics in Patient Referral Act of 1989, also known as the Stark Law, which prohibits subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain "designated health services" if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing for any good or service furnished pursuant to an unlawful referral;

  •
  state law equivalents to the Stark Law, which may provide even broader restrictions and require greater disclosures than the federal law; and

  •
  the federal False Claims Act, which prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government.

        The following arrangements with purchasers and their agents have been identified by the Office of the Inspection General of the Department of Health and Human Services as ones raising potential risk of violation of the federal Anti-Kickback Statute:

  •
  discount and free good arrangements that are not properly disclosed or accurately reported to federal healthcare programs;

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

  •
  research funding arrangements, particularly post-market research activities, that are linked directly or indirectly to the purchase of products, or otherwise inappropriately influenced by sales and marketing considerations; and

  •
  other offers of remuneration to purchasers that is expressly or impliedly related to a sale or sales volume, such as "prebates" and "upfront payment," other free or reduced-price goods or services, and payments to cover costs of "converting" from a competitor's products, particularly where the selection criteria for such offers vary with the volume or value of business generated.

        We have various arrangements with physicians, hospitals and other entities which implicate these laws. For example, physicians who own our stock also provide medical advisory and other consulting and personal services. Similarly, we have a variety of different types of arrangements with our customers. For example, our placement and shared ownership program entail the provision of our CyberKnife system to our customers under a deferred payment program, where we generally receive the greater of a fixed minimum payment or a portion of the revenues of services. Included in the fee we charge for the placement and shared ownership program are a variety of services, including physician training, educational and marketing support, general reimbursement guidance and technical support, and, in the case of the placement program, certain services and upgrades are provided without additional charge based on procedure volume. In the past, we have also provided loans to our customers. We also provide research grants to customers to support customer studies related to, among other things, our CyberKnife systems. Certain of these arrangements do not meet Anti-Kickback Statute safe harbor protections, which may result in increased scrutiny by government authorities having responsibility for enforcing these laws.

        If our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including significant civil and criminal penalties, damages, fines, imprisonment and exclusion from the Medicare and Medicaid programs. The impact of any such violations may lead to curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation. If enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with which we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

Modifications, upgrades and future products related to the CyberKnife system or new indications may require new U.S. Food and Drug Administration, or FDA, premarket approvals or 510(k) clearances, and such modifications, or any defects in design or manufacture may require us to recall or cease marketing the CyberKnife system until approvals or clearances are obtained.

        The CyberKnife system is a medical device that is subject to extensive regulation in the United States by local, state and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device's design, development, testing manufacturing, labeling, storage, record keeping, reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that a particular device will be approved or cleared by the FDA through either the premarket approval process or 510(k) clearance process.

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

        The FDA requires device manufacturers to make a determination of whether or not a modification requires an approval or clearance; however, the FDA can review a manufacturer's decision not to submit for additional approvals or clearances. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance. We cannot assure you that the FDA will agree with our decisions not to seek approvals or clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications.

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

        In addition, even if the CyberKnife system is not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. Any recall could divert management's attention, cause us to incur significant expenses, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife system, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

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

        We generally do not maintain large volumes of inventory. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife system, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality requirements. We also will be required to assess the new manufacturer's compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife system could harm our ability to generate revenue, lead to customer dissatisfaction and damage our reputation.

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

        In order for us to market and sell the CyberKnife system internationally, either through direct sales personnel or through distributors, we must obtain and maintain regulatory clearances applicable to the countries and regions in which we are selling, or are seeking to sell, our products. These regulatory approvals and clearances, and the process required to obtain and maintain them, vary substantially among international jurisdictions. In some jurisdictions, we rely on our distributors to manage the regulatory process and we are dependent on their ability to do so effectively. For example, our regulatory approval in Japan was suspended for a period of twelve months during 2003 as a result of a failure of our former distributor to coordinate product modifications and obtain necessary regulatory clearances in a timely manner. As a result, the CyberKnife system was recalled in Japan and our former Japanese distributor was told to stop selling the CyberKnife system. In response, we retained a regulatory consultant who was not affiliated with our former Japanese distributor and worked with the Japanese Ministry of Health, Labor and Welfare and applied for, and received, approval to sell an updated version of the CyberKnife system under the name of CyberKnife II in Japan. By working with a new distributor, Chiyoda Technol Corporation, we were able to begin distributing the CyberKnife II system in 2004 with no probationary period. In China, the CyberKnife system is being assessed by the Ministry of Health, which regulates the operation of certain types of medical capital equipment products and systems by hospitals in the public civilian health care system. Until this review is complete, our ability to sell systems to public civilian hospitals in China will be constrained. In the event that we are unable to obtain and maintain regulatory clearances for the CyberKnife system, including new clearances for system upgrades and use of the system anywhere in the body, in international markets we have entered or desire to enter, our international sales could fail to grow or decline.

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

        Similarly, our issued patents and those of our licensors may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products which provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management's attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

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

        In October 2006, January 2007 and February 2007, we received correspondence from American Science and Engineering, Inc., or AS&E, expressing concerns that we may be using certain intellectual property we acquired from AS&E through the HES acquisition in a manner that breaches, or may breach, our contractual obligations under a license agreement with them in certain non-medical fields. As of June 30, 2008, we have not received any further correspondence from AS&E regarding this issue. The intellectual property at issue relates to the development of a next-generation linac that could be used for medical as well as non-medical purposes. We are developing the technology used in the next-generation linac independently from the intellectual property we obtained from the HES acquisition. While we do not believe our activities breach or violate the terms of the license agreement, we cannot assure you that AS&E will not commence litigation on the grounds that we are in breach of our obligations under the license agreement.

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

        In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement. If we were unable to obtain a license or successfully redesign our system, we might be prevented from selling our system. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, or a settlement or ongoing royalties. In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed.

We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management's attention and harm our business.

        Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of medical device products. We may be held liable if the CyberKnife system causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical procedures, defects could result in a number of complications, some of which could be serious and could harm or kill patients. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which the CyberKnife system may be used, any of which could harm our reputation and business, result in a decline in revenue.

        In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past. In 2002, we were subject to a product recall in Japan, as a result of a failure of our prior distributor to coordinate product modifications and obtain necessary regulatory approvals in a timely manner. In April 2007, we initiated a product correction at twenty different sites related to a software malfunction of the CyberKnife system. As a result of this software malfunction, we provided affected devices with software upgrades designed to correct the problems that have been identified. We have notified the FDA regarding these software upgrades and corrections. We cannot ensure that the FDA will not require that we take additional actions to address the software malfunctions. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

        Our international sales for the fiscal year ended June 30, 2008 increased as compared to our fiscal year ended June 30, 2007. We anticipate that a significant portion of our revenue will continue to be derived from sales of the CyberKnife system in foreign markets. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

        Our international operations are also subject to United States laws regarding the conduct of business overseas by U.S. companies. In particular, the U.S. Foreign Corrupt Practices Act, or FCPA, prohibits the provision of illegal or improper inducements to foreign government officials in connection with the obtaining of business overseas. Violations of the FCPA by us or any of our employees or executive officers could subject us or the individuals involved to criminal or civil liability and could therefore materially harm our business.

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

        Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA's Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production processes, controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. We are also subject to state requirements and licenses applicable to manufacturers of medical devices. Because our manufacturing processes include diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic unannounced inspections. We have been, and anticipate in the future to be, subject to such inspections. Our failure or the failure of a third-party supplier to pass a QSR inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we or our third-party suppliers have in all instances fully complied with all applicable requirements.

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

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we may be unable to continue to grow our business.

        We are highly dependent on the members of our senior management, operations and research and development staff. Our future success will depend in part on our ability to retain these key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry, particularly in northern California, is intense, and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. It is increasingly difficult to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. A significant portion of our compensation to our key employees is in the form of stock option grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain personnel in key positions, we may be unable to continue to grow our business successfully.

If we do not effectively manage our growth, our business may be significantly harmed.

        The number of our employees increased from 194 as of June 30, 2005 to 504 as of June 30, 2008. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

        As we have recently completed our first full fiscal year as a public company, we have incurred and will continue to incur increased legal, accounting and other expenses that we did not incur as a private company as we are now subject to Securities and Exchange Commission, or SEC, NASDAQ Stock Market and other rules focusing on corporate governance and financial reporting. In particular, we were first required to comply with Section 404 of the Sarbanes-Oxley Act regarding management assessment of internal controls during our 2008 fiscal year and we will be required to do so in future years. As a result, we expect to continue to incur substantial fees and costs for future audits. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to monitor developments with respect to these requirements, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

        Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time consuming and may strain our resources. In addition, we may be unable to retain employees of acquired companies, or retain the acquired company's customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock.

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

        The trading prices of the stock of newly public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. Since we became a public company in February 2007, our stock price has been similarly volatile. These broad market fluctuations may continue and could harm our stock price. Any negative change in the public's perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

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

        Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. As of August 29, 2008, we have 54,629,296 shares of common stock outstanding. The lockup agreements related to our initial public offering expired with the opening of the securities markets on September 4, 2007, and as a result a large number of shares of our common stock became eligible for sale.

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

Our directors, executive officers and major stockholders own approximately 32.3% of our outstanding common stock as of August 29, 2008, which could limit your ability to influence the outcome of key transactions, including changes of control.

        As of August 29, 2008, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 32.3% of our outstanding common stock. As a result, a small number of stockholders have voting control and may be able to control the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

We have implemented anti-takeover provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

        Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial in the opinion of our stockholders. These provisions include:

  •
  authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

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

        We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, and other factors our board of directors may deem relevant. If we do not pay dividends, a return on a stockholders' investment will only occur if our stock price appreciates.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

Facilities

        We lease approximately 176,000 square feet of product development, manufacturing and administrative space in three buildings in Sunnyvale, California, and approximately 25,000 square feet of development and manufacturing space in Mountain View, California. Our headquarters building, which is approximately 73,000 square feet, is leased to us until December 2009 and an additional office building, which is approximately 53,000 square feet, is leased to us until May 2010. Our manufacturing facility in Sunnyvale is approximately 50,000 square feet and is leased to us until December 2011. The Mountain View facility is leased to us until September 2010. We have the right to renew the term of our headquarters lease for one three-year term upon prior written notice and the fulfillment of certain conditions. We also maintain offices in Pittsburgh, Pennsylvania, France, China, Japan, Spain, and India. We believe our current facilities are adequate to meet our current needs, but additional space, including additional radiation-shielded areas in which systems can be assembled and tested, will be required in the future to accommodate anticipated increases in manufacturing needs.

Item 3.    LEGAL PROCEEDINGS

        From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

        Our common stock is traded on the Nasdaq Global Market under the symbol "ARAY." The high and low sale prices for each quarterly period during our fiscal years ended June 30, 2008 and June 30, 2007 are as follows:

	High	Low
Year ended June 30, 2008
First Quarter	$22.92	$12.50
Second Quarter	$20.99	$14.12
Third Quarter	$18.20	$7.82
Fourth Quarter	$10.19	$6.86
Year ended June 30, 2007
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter (beginning February 8, 2007)	$31.09	$19.66
Fourth Quarter	$27.58	$21.50

        We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay out cash dividends to common stockholders in the foreseeable future.

        As of August 29, 2008, there were 114 registered stockholders of record of our common stock.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between February 8, 2007 (the date of our initial public offering) and June 30, 2008, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on February 8, 2007 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on February 8, 2007 was the closing sales price of $28.47 per share.

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

COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*
Among Accuray Incorporated, The NASDAQ Composite Index
And The S&P Healthcare Index

*
$100 invested on February 8, 2007 in stock or on January 31, 2007 in index-including reinvestment of dividends.

  Securities authorized for issuance under equity compensation plans

        The following table sets forth as of June 30, 2008 certain information regarding our equity compensation plans. All of our equity compensation plans have been approved by our security holders.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)(1)
Equity compensation plans approved by security holders	9,212,831	$5.70	2,226,181
Equity compensation plans not approved by security holders	—	—	—

Total	9,212,831	$5.70	2,226,181

(1)
Includes securities to be issued upon vesting of 724,034 restricted stock units at a weighted average grant date fair value of $23.43.

  Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May be Purchased under the Program
March 30–April 26, 2008	—	$—	—	$3.4 million
April 27–May 24, 2008	—	$—	—	$3.4 million
May 25–June 28, 2008	260,000	$9.03	260,000	$1.0 million

Total	260,000	$9.03	260,000	$1.0 million

        On August 30, 2007 we announced that our Board of Directors had approved a stock repurchase plan that authorized us to repurchase shares of our common stock. Under the plan, we will have the ability to acquire up to $25.0 million of common shares in the open market over a period of one year. During the period from July 1, 2007 through June 30, 2008, we repurchased 2,140,018 shares of our common stock for approximately $24.0 million or an average repurchase price of $11.21 per share. Such shares have not been retired and therefore remain issued as of June 30, 2008. We account for our treasury stock under the par value method. At June 30, 2008, the par value of our treasury stock was immaterial.

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations for the years ended June 30, 2008, 2007 and 2006, and the consolidated balance sheet data at June 30, 2008 and 2007, are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2005 and 2004 and the consolidated balance sheet data at June 30, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this Form 10-K. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial data set forth in those statements. The historical results presented below are not necessarily indicative of future results.

	Years ended June 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$210,381	$140,452	$52,897	$22,377	$19,569
Cost of revenue(1)	103,429	60,413	27,492	11,115	8,496

Gross profit	106,952	80,039	25,405	11,262	11,073
Operating expenses:
Selling and marketing(1)	42,726	37,889	25,186	16,361	10,647
Research and development(1)	32,880	26,775	17,788	11,655	7,311
General and administrative(1)	32,280	23,915	15,923	8,129	4,672

Total operating expenses	107,886	88,579	58,897	36,145	22,630

Loss from operations	(934)	(8,540)	(33,492)	(24,883)	(11,557)
Interest and other income (expense), net	7,184	3,530	56	(238)	(136)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	6,250	(5,010)	(33,436)	(25,121)	(11,693)
Provision for income taxes	867	1,444	258	68	3

Income (loss) before cumulative effect of change in accounting principle	5,383	(6,454)	(33,694)	(25,189)	(11,696)
Cumulative effect of change in accounting principle, net of tax of $0	—	838	—	—	—

Net income (loss) attributable to common stockholders	$5,383	$(5,616)	$(33,694)	$(25,189)	$(11,696)

Net income (loss) per common share:
Basic
Income (loss) before cumulative effect of change in accounting principle	$0.10	$(0.21)	$(2.11)	$(1.76)	$(1.00)
Cumulative effect of change in accounting principle	—	0.03	—	—	—

Basic net income (loss) per share	$0.10	$(0.18)	$(2.11)	$(1.76)	$(1.00)

Diluted
Income (loss) before cumulative effect of change in accounting principle	$0.09	$(0.21)	$(2.11)	$(1.76)	$(1.00)
Cumulative effect of change in accounting principle	—	0.03	—	—	—

Diluted net income (loss) per share	$0.09	$(0.18)	$(2.11)	$(1.76)	$(1.00)

Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	54,531	30,764	15,997	14,283	11,737
Diluted	60,434	30,764	15,997	14,283	11,737

(1)
Includes stock-based compensation expense as follows:

	Years ended June 30,
	2008	2007	2006	2005	2004
	(in thousands)
Cost of revenue	$1,858	$1,205	$863	$454	$190
Selling and marketing	$4,197	$3,958	$2,569	$1,903	$826
Research and development	$3,059	$2,448	$1,574	$1,157	$648
General and administrative	$7,785	$5,016	$3,237	$2,812	$785

	Years ended June 30,
	2008	2007	2006
Selected Operating Data:
Number of CyberKnife systems installed per year
United States (including Puerto Rico)	19	22	22
International	12	11	6

Total	31	33	28

	As of June 30,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,936	$204,830	$27,856	$17,024	$9,722
Short-term investments	$85,536	$—	$—	$—	$—
Long-term investments	$37,014	$—	$—	$—	$—
Deferred cost of revenue	$43,391	$61,231	$56,588	$36,476	$22,443
Total assets	$295,004	$332,109	$138,623	$86,860	$52,443
Short-term debt	$—	$—	$—	$2,893	$817
Deferred revenue	$114,175	$154,257	$149,664	$89,975	$47,953
Working capital (deficit)	$87,744	$148,522	$(3,783)	$2,181	$(163)
Redeemable convertible preferred stock	$—	$—	$27,504	$27,504	$27,504
Stockholders' equity (deficiency)	$130,763	$125,443	$(80,855)	$(56,172)	$(38,861)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our consolidated financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Risk Factors."

Overview

        We have developed the first and only commercially available intelligent robotic radiosurgery system, the CyberKnife system, designed to treat solid tumors anywhere in the body as an alternative to traditional surgery. The CyberKnife system combines continuous image-guidance technology with a compact linear accelerator that has the ability to move in three dimensions according to the treatment plan. Our image-guidance technology continuously acquires images to track a tumor's location and transmits any position corrections to the robotic arm prior to delivery of each dose of radiation. Our compact linear accelerator, or linac, is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy the tumor. This combination, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife system autonomously tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation typically with sub-millimeter accuracy. The CyberKnife procedure requires no anesthesia, can be performed on an outpatient basis and allows for the treatment of patients that otherwise would not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife procedure avoids many of the potential risks and complications that are associated with other treatment options and is more cost effective than traditional surgery.

        In July 1999, we obtained 510(k) clearance from the FDA to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. We received approval for full-body treatment in Japan in June 2008; previously our CyberKnife regulatory approvals in Japan were limited to treatment for indications in the head and neck. The CyberKnife system has also been approved for various indications in Korea, Taiwan, China and other countries. Our customers have reported that over 50,000 patients worldwide have been treated with the CyberKnife system since its commercial introduction.

        In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 50 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India and Singapore. As of June 30, 2008, we had 61 sales personnel in our sales organization.

        Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of June 30, 2008, we had 140 CyberKnife systems installed at customer sites, including 137 sold and three pursuant to our shared ownership program. Of the 140 systems sold and installed, 90 are in the Americas, 38 are in Asia and 12 are in Europe.

        Under our shared ownership program, we retain title to the CyberKnife system while the customer has use of the system. Our shared ownership contracts generally require a minimum monthly payment from the customer, and we may earn additional revenue through the use of the system at the site. Generally, minimum monthly payments are equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. We expect to continue to offer our shared ownership program to new customers and believe the number of installed units pursuant to and revenue from our shared ownership program to increase in future periods, but to decrease as a percentage of total revenue as we recognize more revenue from CyberKnife systems sold to customers.

        The shared ownership program typically has a term of five years, during which the customer has the option to purchase the system at pre-determined prices. At June 30, 2008, we had three systems installed under our shared ownership program. During the years ended June 30, 2008 and 2007, $23.7 million and $3.0 million, respectively, of total revenue was recognized in the consolidated statements of operations for the sale of 12 and one CyberKnife system units, respectively, that were formerly under our shared ownership program. At June 30, 2008 and 2007, $2.3 million and $50,000, respectively, of amounts for extended warranty and training services related to these sold shared ownership units remained recorded as deferred revenue, and will be recognized over the life of the extended warranty service period and as training service obligations are fulfilled.

        We manufacture and assemble our CyberKnife systems at our manufacturing facility in Sunnyvale, California. We purchase major components, including the robotic manipulator, the treatment table or robotic couch, the magnetron, which creates the microwaves for use in the linear accelerator, the imaging cameras and the computers, from outside suppliers, some of which are single source. Our reliance on single source suppliers could harm our ability to meet demand for our products in a timely and cost effective manner. However, in most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. We manufacture certain other electronic and electrical subsystems, including the linear accelerator. We then assemble and integrate these components with our proprietary software and perform testing prior to shipment to customer sites.

        We generate revenue by selling the CyberKnife system and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current United States list price for the CyberKnife system ranges from approximately $4.2 million to $5.75 million depending upon system configuration and options purchased by the customer. The list price typically includes initial training, installation, and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. Through June 30, 2008, the Diamond Plan listed for $460,000 per year and provided for annual renewals for four years including the one-year warranty period. Effective July 1, 2008, the Diamond plan lists for $495,000 per year and provides for annual renewals for five years including the one-year warranty period. The customer may cancel the service plan at any time. As of June 30, 2008, 107 of our customers had purchased service plans. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have future upgrade obligations. In these cases, revenue, including Cyberknife product revenue, is recognized ratably over the remaining life of the contract once all upgrade obligations have been satisfied.

        The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For 2007, the CMS issued a final rule that resulted in a downward adjustment to the reimbursement rates for treatments using our technology in the hospital outpatient department. For 2007, under the finalized Medicare payment rules, the national payment rates for procedures billed using Medicare billing codes for treatments using the CyberKnife system are $3,896 for the first treatment and $2,645 for each treatment thereafter, up to a maximum of five treatments, which is an approximately 25 to 29 percent reduction as compared to 2006 payment rates. The implementation of this reimbursement reduction did not have a material impact on our consolidated financial position or results of operations for the year ended June 30, 2007. For the calendar year 2008, CMS has published increased payment rates as compared to 2007. The published rates for the calendar year 2008 are $3,930 for the first treatment and $2,871 for each treatment thereafter. In July 2008, CMS issued proposed payment rates under these codes for 2009. The proposed payment rate under HCPCS code G0339 for 2009 is $3,664 and the proposed payment rate under code G0340 for 2009 is $2,654. We do not anticipate a significant impact of this rule on our business or results of operations.

        Our total net revenue was $210.4 million, $140.5 million and $52.9 million during the years ended June 30, 2008, 2007 and 2006, respectively. Our net income (loss) was $5.4 million, ($5.6) million and ($33.7) million during the years ended June 30, 2008, 2007 and 2006, respectively. Our net cash provided by (used in) operating activities was ($18.0) million, $11.6 million and $22.1 million during the years ended June 30, 2008, 2007 and 2006, respectively. As of June 30, 2008, our backlog as discussed under "Backlog", was approximately $647.0 million. The contingent portion of backlog was $187.3 million at June 30, 2008. Contingent backlog consists of backlog under contracts that are subject to the satisfaction of contingencies prior to the customer becoming legally bound to proceed with the acquisition of a CyberKnife system. The non-contingent portion of backlog was $459.7 million at June 30, 2008.

        Our future success will depend in large part on our ability to establish and maintain a competitive position in the market. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Our business and sales and installation cycle does not immediately create recognizable revenue. As such, we must invest in sales and marketing activities up to 24 months prior to realizing the revenue from those activities. Our ability to achieve and maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth.

Material Weakness in Internal Controls

        In connection with our evaluation of internal controls over financial reporting, we identified a material weakness relating to accounting for revenue transactions.

        Our efforts to remediate this material weakness in our internal controls over financial reporting consist of the following corrective actions: (i) hiring and training additional, qualified finance and accounting personnel; and (ii) strengthening our processes and procedures related to complex revenue recognition transactions. However, even after these corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks.

        Although we have taken measures to remediate previously reported material weaknesses as well as other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses, significant deficiencies and control deficiencies.

Financial Operations

Sales and Installation Cycle

        The CyberKnife system has a relatively long sales and installation cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. The typical sales and installation cycle is up to 24 months in duration and involves multiple steps. Initial steps may include pre-selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife system, we typically negotiate and enter into a terms agreement setting forth the business and economic terms for the sale or acquisition of the CyberKnife system and multiyear service plan. After execution of a terms agreement, the customer typically has a specified time window in which to complete final negotiation of legal terms for the sale or acquisition of the CyberKnife system. We bifurcated the process of negotiating agreements on business and legal terms in order to reduce the level of sales force involvement in negotiation of legal terms and improve the efficiency of our customer contracting process. Nevertheless, many customers, particularly in international markets, opt to negotiate a full purchase agreement at the time of sale. The last step in the sales and installation cycle is installation of the CyberKnife system. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need, or CON, both of which must be granted by state and local government bodies. Recently, as a result of healthcare cost considerations and sensitivity to the cost of major capital equipment items, some state CON boards have become more aggressive in the evaluation of CON applications. This trend, if it continues, may make the CON process more protracted and uncertain. In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. We typically receive a deposit at the time the terms agreement or full purchase agreement is entered into, or shortly thereafter, and the remaining balance for the sale of the CyberKnife system upon delivery and installation. The customer also typically selects a service plan at the time of signing a CyberKnife system terms agreement and enters into the service plan agreement prior to installation of the system.

        Upon installation, we typically recognize the CyberKnife system sale price less the fair value of one year of service. We recognize the fair value of the first year of service as revenue pro rata over the twelve months following installation. In addition, if the customer has purchased our Diamond plan and assuming annual renewals, we would receive payment at the beginning of each of the second, third and fourth years of the multiyear service plan and recognize that revenue pro rata over each year.

Legacy Service Plans

        Prior to introducing our Diamond plan, we offered a Platinum Elite multiyear service plan, or Platinum plan. These legacy service plans were structured so that we have an obligation to deliver two upgrades per year over the course of the multiyear service plan. If we fail to deliver the upgrades, our customers are entitled to receive a refund of up to $100,000 for each upgrade not offered. Beginning in November 2005, we phased out offering these legacy service plans to new customers.

        The Platinum plan obligates us to deliver two upgrades per year during the term of the contract. We have not established fair value for those future obligations; hence, generally accepted accounting principles in the United States, or GAAP, requires that we cannot begin to recognize any of the revenue derived from the sale of the CyberKnife system or the associated service plans until all upgrade obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue and are recognized as revenue after we fulfill all obligations to deliver upgrades. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we ratably recognize the revenue from the sale of the CyberKnife system and the Platinum plan over the remaining life of the contract.

Upgrades

        Customers may purchase additional upgrades as optional extras prior to the delivery of all originally specified upgrade obligations. Such additional upgrades are considered elements of the original arrangement and associated revenues are deferred until the earlier of: (1) delivery of all elements, or (2) establishment of VSOE of fair value for all undelivered elements. Sales of additional upgrades after delivery of all specified upgrade obligations, as stated in the original contract, are considered separate arrangements and are recognized once all revenue recognition criteria applicable to the separate arrangements are met.

Warranty

        All customers purchasing a CyberKnife system receive a one-year warranty. In circumstances where we have VSOE of fair value for all undelivered elements, we recognize the CyberKnife system purchase price minus the fair value of one year of support upon installation, and we recognize the value of one year of support ratably over the twelve months following installation.

Shared Ownership Program Revenue

        As of June 30, 2008, our shared ownership program involved U.S. sites only. We recognize revenue monthly from our shared ownership program that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from our shared ownership program of $10.3 million, $10.1 million and $8.1 million for the years ended June 30, 2008, 2007 and 2006, respectively. In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

        The CyberKnife system shared ownership systems are recorded within property and equipment and are depreciated over their estimated life of ten years. Depreciation and warranty expense attributable to shared ownership systems are recorded within cost of shared ownership program as they are incurred.

Japan Customized Service Revenue

        In May and December 2003, we entered into separate contractual arrangements to deliver customized upgrade services to our distributor in Japan for 22 CyberKnife systems previously sold. These customized upgrade services consist of two upgrade levels and are being delivered over an extended period concurrent with the distributor's efforts to coordinate delivery with their end user customers. Once the obligations under the upgrade programs for these 22 systems are complete, we do not plan to offer this customized service program and will instead be offering our standard multiyear service plans.

International Sales Revenue

        For international sales, we recognize revenue once we have met all of our obligations associated with the purchase agreement, other than for undelivered service elements for which we have vendor specific objective evidence, or VSOE, of fair value. In most cases, this occurs after the distributor has shipped the unit to the end user, assuming all of our remaining obligations have been satisfied. Payments are sometimes secured through letters of credit. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification.

        In situations with legacy plans where we have future obligations related to software upgrades that are subject to potential refunds, we defer revenue from the sale and service of the CyberKnife system until the final upgrade has been delivered and accepted. After we have delivered all upgrades associated with a service plan and thus eliminated any contractual right to a refund, we ratably recognize the revenue from the sale of the CyberKnife system and the plan over the remaining life of the contract or until we have VSOE of the fair value of remaining undelivered elements. Net revenue from international customers was $67.8 million, $49.3 million and $12.1 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Backlog

        Backlog consists of the sum of deferred revenue, future payments that our customers are contractually committed to make and signed contingent contracts that we believe have a substantially high probability of being booked as revenue from CyberKnife system sale agreements, service plans and minimum payment requirements associated with our shared ownership program. Contingencies associated with contingent contracts that are included within backlog may include state or local government approval of a certificate of need for the installation of a radiosurgery system, approval by the board of directors of the hospital or other purchaser of the system and establishment of financing and formation of legal entities by purchasers of systems and, in the case of terms agreements, final negotiation and agreement upon our legal terms for the purchase or acquisition of the CyberKnife system. In addition, in some cases in which customers negotiate full purchase agreements, these agreements are also subject to certain contingencies. We review, on a quarterly basis with respect to each contingent contract included in backlog, whether customer engagement and progress toward satisfaction of contingencies warrant continued inclusion of the contract within backlog.

        As of June 30, 2008, our backlog, as defined above, was approximately $647.0 million. Of the total backlog, $358.6 million represented CyberKnife system sales, and $288.4 million represented revenue from service plans and other recurring revenues. The contingent portion of backlog was $187.3 million at June 30, 2008. Contingent backlog consists of backlog under contracts that are subject to the satisfaction of contingencies prior to the customer becoming legally bound to proceed with the acquisition of a CyberKnife system. The non-contingent portion of backlog was $459.7 million at June 30, 2008. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. Although backlog includes contractual commitments from our customers, we may be unable to convert this entire backlog, including the entire non-contingent backlog, into recognized revenue due to factors outside our control.

Results of Operations

Overview

        Our results of operations are divided into the following components:

         Net revenue.    Our net revenue consists primarily of product revenue (revenue derived primarily from the sale of CyberKnife systems and the sale of linacs for other uses), shared ownership program revenue (revenue generated from our shared ownership program), services revenue (revenue generated from sales of service plans and training) and other revenue (revenue from specialized upgrade services for units previously sold in Japan and other specialized services).

         Cost of revenue.    Cost of revenue consists primarily of material, labor and overhead costs. In future periods we expect cost of revenue to decrease as a percentage of total net revenue due to anticipated higher-margin product sales and increased absorption of manufacturing overhead costs associated with increased production volumes, improved efficiencies for supplies and materials and improved labor and manufacturing efficiencies.

         Selling and marketing expenses.    Selling and marketing expenses consist primarily of costs for personnel and costs associated with participation in medical conferences, physician symposia, and advertising and promotional activities. In future periods, we expect selling and marketing expenses to grow in absolute terms as we increase headcount and further increase participation in trade shows and symposia and invest in other marketing and promotional activities; but to decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale. Marketing expenses may fluctuate from quarter to quarter due to the timing of major marketing events, such as significant trade shows.

         Research and development expenses.    Research and development expenses consist primarily of activities associated with our product development, regulatory, and clinical study arrangements. In future periods, we expect research and development expenses to grow in absolute terms as we continue our investment in new technologies, enhancements to the CyberKnife system, increased clinical studies, and as we increase headcount and development activities. Our objective is to manage growth in these expenditures such that they will decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale.

         General and administrative expenses.    General and administrative expenses consist primarily of compensation and related costs for finance, legal, and human resources, and external expenses related to accounting, legal and other consulting fees. In future periods, we expect general and administrative expenses to grow in absolute terms as we incur additional costs related to the overall growth of our business. Our objective is to manage growth in these expenditures such that they will decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale.

         Interest and other income.    Interest and other income consist primarily of interest earned on our cash and cash equivalents and investments. We expect interest income to decrease in the near future in response to the recent decline in interest rates and lower invested cash balances.

         Interest and other expense.    Interest and other expense consist primarily of losses from the disposal of property and equipment, state and local sales and use taxes, interest payments and foreign currency transaction losses.

Deferred Revenue—Legacy Multiyear Service Plans

        We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum and Gold service plans, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring the cash received for the purchase of the CyberKnife system and multiyear service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied our obligations for delivery of upgrades under the plans, we recognize revenue ratably over the remaining life of the service plan. We have not offered these legacy multiyear service plans to new customers since we phased them out when we introduced our Diamond plan in November 2005, but continue to provide service for 44 legacy plans as of June 30, 2008. Therefore, our deferred revenue has been higher in certain periods where we have installed more units with legacy contracts, and it should decrease in future periods as we satisfy the contractual obligations and recognize the revenue associated with those installed units. However, we do not anticipate receiving significant incremental cash flow from operations related to these legacy contracts.

Years ended June 30, 2008, 2007 and 2006

  Net revenue.

	Years ended June 30,
	2008	2007	2006
	(in thousands)
Net revenue	$210,381	$140,452	$52,897

Products	$152,374	$110,320	$36,089
Shared ownership program	$10,262	$10,090	$8,145
Services	$38,808	$16,860	$4,848
Other	$8,937	$3,182	$3,815

        Total net revenue for the year ended June 30, 2008 increased $69.9 million from the year ended June 30, 2007. During the year ended June 30, 2008, 31 CyberKnife system units were installed, including 27 units sold and four attributable to our shared ownership program, compared to 33 units installed, including 31 units sold and two attributable to our shared ownership program in the year ended June 30, 2007. In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue associated with the sale of 46 CyberKnife system units, including 12 units that had been in our shared ownership program, for the year ended June 30, 2008, compared to 32 CyberKnife system units, including one unit that had been in our shared ownership program, for the year ended June 30, 2007.

        Product revenue for the year ended June 30, 2008 increased $42.1 million from the year ended June 30, 2007. The increase was primarily attributable to the sale of 12 CyberKnife systems that had been in our shared ownership program for an aggregate purchase price of $23.7 million. Also, during the year ended June 30, 2008, we satisfied all revenue recognition criteria for seven units previously sold to a distributor in China and recognized $13.1 million of non-recurring product revenue related to these units. As of June 30, 2007, revenue associated with these units was recorded in deferred revenue. In addition, we recognize revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations. During the years ended June 30, 2008 and 2007, we recognized product revenue attributable to these legacy multiyear plans for 18 units and 11 units, respectively. We have recognized all of the product revenue attributable to these legacy multiyear plans for one system during each of the years ended June 30, 2008 and 2007.

        Service revenue for the year ended June 30, 2008 increased approximately $21.9 million from the year ended June 30, 2007, primarily attributable to an increase in the number of customer sites under service plans. Shared ownership program revenue for the year ended June 30, 2008 increased approximately $172,000 from the year ended June 30, 2007. We anticipate revenue from our shared ownership program will decrease in future periods due to the sale of 14 units that had been in our shared ownership program through the year ended June 30, 2008. Revenue from upgrade services in Japan, classified as "Other revenue" in our consolidated statements of operations for the year ended June 30, 2008, increased approximately $5.8 million from the year ended June 30, 2007 due to an increase in upgrade services provided to our installed systems in Japan.

        Total net revenue for the year ended June 30, 2007 increased $87.6 million from the year ended June 30, 2006. During the year ended June 30, 2007, 33 CyberKnife system units were installed, including 31 units sold and two units attributable to our shared ownership program, compared to 28 units installed, including 25 units sold and three units attributable to our shared ownership program during the year ended June 30, 2006. In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue from the sale of 32 CyberKnife system units, including one unit that had been in our shared ownership program, for the year ended June 30, 2007 and 11 CyberKnife systems during the year ended June 30, 2006.

        Products revenue for the year ended June 30, 2007 increased $74.2 million from the year ended June 30, 2006, primarily attributable to an increase in the number of CyberKnife system units shipped and installed and a change in the mix of service plans. In addition, we recognize revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations. During the years ended June 30, 2007 and 2006, we recognized product revenue attributable to these legacy multiyear plans for 11 units and one unit, respectively. We had recognized all of the product revenues attributable to these legacy multiyear plans for one system during the year ended June 30, 2007. No units attributable to the legacy multiyear plans were fully recognized during the year ended June 30, 2006.

        Shared ownership revenue for the year ended June 30, 2007 increased $1.9 million from the year ended June 30, 2006, primarily due to an increase in patient treatment volume at the existing sites as well as an increase in the number of shared ownership sites. Services revenue for the year ended June 30, 2007 increased $12.0 million from the year ended June 30, 2006, primarily attributable to an increase in the number of customer sites under service plans. Revenue from upgrade services in Japan, classified as "Other revenue" in our consolidated statements of operations, for the year ended June 30, 2007 decreased by $633,000 from the year ended June 30, 2006, due to a decrease in upgrade services provided to our installed systems in Japan.

  Cost of revenue.

	Years ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Cost of revenue	$103,429	$60,413	$27,492
% of net revenue	49.2%	43.0%	52.0%
Gross Margin %	50.8%	57.0%	48.0%

        Total cost of revenue for the year ended June 30, 2008 increased $43.0 million from the year ended June 30, 2007. The increase was primarily attributable to the sale of 12 CyberKnife system units that had been in our shared ownership program and an increased number of customer sites under service plans during the year ended June 30, 2008 compared to the year ended June 30, 2007. As a percentage of total net revenue, total cost of revenue for the year ended June 30, 2008 increased to 49.2% as compared to 43.0% for the year ended June 30, 2007. The increase in total cost of revenue as a percentage of total net revenue was due primarily to the sale of CyberKnife systems previously in our shared ownership program, an increase in CyberKnife system shipments through our distributor channel, and to a lesser extent, upgrade services provided to our installed systems in Japan, which all typically have lower gross margins than conventional CyberKnife unit sales.

        Total cost of revenue for the year ended June 30, 2007 increased $32.9 million from the year ended June 30, 2006. The increase was primarily attributable to an increase in the number of CyberKnife systems installed and recognized as revenue during fiscal year 2007 compared to fiscal year 2006. As a percentage of total net revenue, total cost of revenue for the year ended June 30, 2007 decreased to 43.0% as compared to 52.0% for the year ended June 30, 2006. The decrease in total cost of revenue as a percentage of total net revenue from fiscal year 2006 to fiscal year 2007 was a result of improved absorption of manufacturing overhead costs associated with increased production volumes of CyberKnife systems and the significant increase in product revenue from CyberKnife unit sales, which typically has a lower cost of revenue as a percentage of revenue than other revenue streams.

  Selling and marketing expenses.

	Years ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Sales and marketing	$42,726	$37,889	$25,186
% of net revenue	20.3%	27.0%	47.6%

        Selling and marketing expenses for the year ended June 30, 2008 increased $4.8 million from the year ended June 30, 2007. The increase was primarily attributable to an increase of $3.1 million in salary and related costs, including stock-based compensation, largely due to increased headcount and an increase of $1.7 million in facility and operational costs as a result of the continuing expansion of our international sales presence.

        Selling and marketing expenses for the year ended June 30, 2007 increased $12.7 million from the year ended June 30, 2006. The increase was primarily attributable to an increase of $5.2 million in salary and related costs, including stock-based compensation, largely due to increased headcount, an increase of $3.3 million in consulting expenses due to an increase in promotional activities, an increase of $1.8 million in marketing and promotional activities, an increase of $1.2 million in travel expense, and an increase of $914,000 in sales commissions expenses resulting from increased sales volume.

  Research and development expenses.

	Years ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Research and development	$32,880	$26,775	$17,788
% of net revenue	15.6%	19.1%	33.6%

        Research and development expenses for the year ended June 30, 2008 increased $6.1 million from the year ended June 30, 2007. The increase was primarily attributable to an increase of $5.2 million in salary and related costs, including stock-based compensation, largely due to increased headcount, an increase of $1.3 million in consulting and outside services related to increased research and development activity for various CyberKnife projects, and an increase of $819,000 in non-inventory materials and other operational costs as a result of increasing our research and development activity for various CyberKnife projects.

        Research and development expenses for the year ended June 30, 2007 increased $9.0 million from the year ended June 30, 2006. The increase was primarily attributable to an increase of $6.6 million in salary and related costs, including stock-based compensation expense, largely due to increased headcount, an increase of $1.5 million in purchases of non-inventory materials, an increase in consulting and outside services of $227,000 and an increase of $214,000 in travel expenses.

  General and administrative expenses.

	Years ended June 30,
	2008	2007	2006
	(Dollars in thousands)
General and administrative	$32,280	$23,915	$15,923
% of net revenue	15.3%	17.0%	30.1%

        General and administrative expenses for the year ended June 30, 2008 increased $8.4 million from the year ended June 30, 2007. The increase was primarily attributable to an increase of $6.9 million in salary and related costs, including stock-based compensation, largely due to increased headcount and an increase in stock-based compensation charges associated with option grants to purchase common stock, and an increase of $1.5 million in other corporate administration costs from being a public company for all of fiscal 2008 compared to five months in fiscal 2007.

        General and administrative expenses for the year ended June 30, 2007 increased $8.0 million from the year ended June 30, 2006. The increase was primarily attributable to an increase of $7.0 million in salary and related costs, including stock-based compensation, an increase of $567,000 in supplies and materials and an increase of $343,000 in travel expense, all due primarily to increased headcount.

  Interest and other income.

	Years ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Interest and other income	$7,841	$4,261	$503
% of net revenue	3.7%	3.0%	1.0%

        Interest and other income for the year ended June 30, 2008 increased $3.6 million from the year ended June 30, 2007. The increase was primarily due to higher average daily balances kept in interest bearing accounts, as a result of receiving proceeds from our initial public offering, or IPO, in February 2007, for 12 months during the year ended June 30, 3008 compared to only five months during the year ended June 30, 2007.

        Interest and other income for the year ended June 30, 2007 increased $3.8 million from the year ended June 30, 2006. The increase was primarily due to the receipt of proceeds from our IPO in February 2007 which resulted in higher average daily balances kept in interest bearing accounts for the five months following our IPO during the year ended June 30, 2007.

  Interest and other expense.

	Years ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Interest and other expense	$657	$731	$447
% of net revenue	0.3%	0.5%	0.8%

        Interest and other expense for the year ended June 30, 2008 was consistent with a slight decrease of $74,000 compared with year ended June 30, 2007. Interest and other expense for the year ended June 30, 2007 increased $284,000 from the year ended June 30, 2006. The increase in fiscal year 2007 compared to fiscal year 2006 was primarily due to an increase in loss from the disposal of property and equipment and an increase in loss from foreign exchange transactions, offset by a decrease in interest expense on advance payments received from third-party financing arrangements in connection with our shared ownership program.

         Cumulative effect of change in accounting principle.    For the year ended June 30, 2007, we recorded the cumulative effect of a change in accounting principle of $838,000 related to our adoption effective July 1, 2006, of Statement of Financial Accounting Standards, or SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, or SFAS 123R, related to our accounting for stock-based compensation. We had previously accounted for our stock-based compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, which permitted us to either estimate forfeitures in determining our stock-based compensation expense or to adjust the expense at the time forfeitures occurred. SFAS 123R requires that we estimate forfeitures. Since we had previously adjusted our stock-based compensation expense at the time forfeitures occurred, we have included in our consolidated statement of operations for the year ended June 30, 2007 the cumulative effect of a change in accounting principle for the adjustment to reflect forfeitures related to compensation expense recorded in prior periods.

  Provision for income taxes.

	Years ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Provision for income taxes	$867	$1,444	$258
% of net revenue	0.4%	1.0%	0.5%

        The provision for income taxes for the year ended June 30, 2008 decreased $577,000 from the year ended June 30, 2007. In fiscal 2008, we recorded a decrease in foreign taxes of $58,000 as compared to the prior year as the result of the recognition of tax benefits associated with the utilization of foreign net operating losses. We also recorded a decrease in federal and state alternative minimum taxes, or AMT, of $519,000 primarily due to a decrease in taxable income resulting from an increase in stock option deductions available under SFAS 123R in the current year and decreased recognition of revenue for tax purposes.

        The provision for income taxes increased $1.2 million from fiscal year 2006 to fiscal year 2007. We recorded an increase in foreign taxes of $308,000 as compared to fiscal 2006 primarily due to increased activity and higher net income in our foreign jurisdictions. We also recorded an increase in federal and state AMT of $878,000 primarily due to the increased recognition of revenue for tax purposes while such revenue was deferred for financial statement purposes.

        As of June 30, 2008, we had federal and state net operating loss carryforwards of $23.8 million and $16.5 million, respectively. These federal and state net operating loss carryforwards are available to offset against future taxable income, if any, in varying amounts and will begin to expire beginning in 2019 and 2013 for federal and state purposes, respectively. Such net operating loss carryforwards include excess tax benefits from employee option exercises that have not been recorded in our deferred tax assets, which is in accordance with SFAS 123R. We will record approximately $9.2 million as a credit to additional paid in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards of approximately $3.9 million and $4.8 million, respectively. If not utilized, the federal tax credit carryforwards will expire in 2025, while the state tax credits have no expiration date. In addition, among other matters, realization of the entire deferred tax asset is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. While we had taxable income in 2008, based on the available objective evidence and the history of losses, we cannot conclude that the net deferred tax assets will more likely than not be realized. Accordingly, we have recorded a valuation allowance against our domestic and foreign net deferred tax assets.

        At June 30, 2008, there was no provision for U.S. income tax for undistributed earnings as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

        We adopted FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, on July 1, 2007. See Note 9 to the Consolidated Financial Statements for a detail description.

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

        SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the years ended June 30, 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest. For the years ended June 30, 2008 and 2007, we recorded $16.9 million and $12.6 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan, or ESPP, options and restricted stock units granted to employees.

        For the year ended June 30, 2007, we recorded the cumulative effect of a change in accounting principle of $838,000 related to the adoption of SFAS 123R since we had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting principle reflects estimated forfeitures related to periods prior to July 1, 2006.

        As of June 30, 2008, there was approximately $41.0 million, net of estimated forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP options and restricted stock units which we expect to be recognized over a weighted average period of 2.48 years.

        Prior to July 1, 2006, stock-based compensation expense was reflected on our statement of operations in accordance with SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or SFAS 148. In accordance with the requirements of SFAS 123, we recorded deferred stock-based compensation for the estimated fair value of options awarded on the date of grant. This deferred stock-based compensation was amortized to expense over the period during which the options become exercisable, generally four years. During the year ended June 30, 2006 we recorded $7.9 million of stock-based compensation expense for stock options granted to employees.

        During the years ended June 30, 2008, 2007 and 2006, we recognized $114,000, $171,000 and $186,000 of stock-based compensation expense, respectively, for stock options granted to non-employees. For certain stock option grants, we made modifications to the option terms. These modifications included extensions of the vesting period and acceleration of vesting. During the years ended June 30, 2008, 2007 and 2006, we recognized $0, $0 and $112,000 of stock-based compensation expense, respectively, for modifications of stock options granted.

Liquidity and Capital Resources

        At June 30, 2008, we had $36.9 million in cash and cash equivalents. During the year ended June 30, 2008, cash and cash equivalents decreased by $167.9 million. This decrease was primarily attributable to cash used in operating activities of $18.0 million, stock repurchases of $24.0 million and the investment of our excess cash and cash equivalents in higher-yielding investment accounts. Short-term investments amounted to $85.5 million and none at June 30, 2008 and 2007, respectively. Long-term investments amounted to $37.0 million and none at June 30, 2008 and 2007, respectively. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

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

Years ended June 30, 2008, 2007 and 2006

         Cash Flows From Operating Activities.    Net cash used in operating activities was $18.0 million for the year ended June 30, 2008. Our net income of $5.4 million during fiscal year 2008 was offset by an increase in accounts receivable of $23.9 million, a decrease in deferred revenue, net of deferred cost of revenue, of $13.8 million, and an increase in inventories of $10.4 million. The increase in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, the continued satisfaction of specified obligations to begin revenue recognition for units covered by our legacy service plans and the recognition of revenue and cost of revenue for units previously shipped to a distributor in China. The increase in inventories was due primarily to an increase in our business volume. Non-cash charges included $16.9 million of stock-based compensation and $7.7 million of depreciation and amortization expense.

        Net cash provided by operating activities was $11.6 million for the year ended June 30, 2007. Our net loss of $5.6 million during fiscal year 2007 was offset by non-cash charges of $6.2 million of depreciation and amortization expense, and $12.6 million of stock-based compensation offset by the cumulative effect of a change in accounting principle of $838,000 due to the adoption of SFAS 123R. Other significant working capital changes that contributed to positive cash flows provided by operations in fiscal 2007 included an increase in accounts payables of $9.5 million, an increase in accrued liabilities of $3.1 million and an increase in deferred revenue, net of deferred cost of revenue of $1.9 million. The increase in accounts payable was due to increases in the volume of our business and the increase in accrued liabilities was due to increases in compensation related accruals due to increased headcount. The increase in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, and the continued satisfaction of specified obligations to begin revenue recognition for units covered by our legacy service plans. Offsets to positive cashflow included an increase in inventories of $8.8 million, an increase in prepaid expenses and other current assets of $5.1 million, and a decrease in customer advances of $1.5 million due to an increase in the number of systems shipped.

        Net cash provided by operating activities was $22.1 million for the year ended June 30, 2006. Our net loss of $33.7 million during fiscal 2006 was offset by a $39.6 million increase in deferred revenue, net of deferred cost of revenue, non-cash charges of $8.2 million related to stock-based compensation charges and $3.8 million of depreciation and amortization expense on purchases of property and equipment. The increase in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, and the continued satisfaction of specified obligations to begin revenue recognition for units covered by our legacy service plans. Other significant working capital changes that contributed to positive cash flow in fiscal year 2006 included an increase in customer advances of $10.9 million due to increased payments made by customers in advance of product shipments and an increase in accrued liabilities of $9.4 million primarily due to increases in accrued commissions on higher revenues and other compensation related accruals due to increased headcount. Significant working capital changes that offset positive cash flows in fiscal year 2006 included an increase in accounts receivable of $6.6 million and an increase in inventory of $7.8 million as a result of increased revenues and volumes of orders from our customers.

         Cash Flows From Investing Activities.    Net cash used in investing activities was $133.4 million for the year ended June 30, 2008 and was attributable to net investment of our excess cash and cash equivalents in higher yielding investment accounts of $123.6 million, which consisted of $177.7 million of purchases and $54.1 million of sales and maturities of marketable securities, $5.0 million of purchases of property and equipment, and $4.8 million of restricted cash activity. The increase in investment activity during the year ended June 30, 2008 is due primarily to the January 2008 investment of proceeds from our initial public offering in February 2007. The increase in restricted cash is due to arrangements in contracts with customers requiring that deposited cash amounts be secured via letter of credit until delivery of the CyberKnife unit occurs.

        Net cash used in investing activities was $7.5 million for the year ended June 30, 2007, which was primarily due to purchases of property and equipment of $7.2 million.

        Net cash used in investing activities was $9.0 million for the year ended June 30, 2006. The net cash used in investing activities in fiscal year 2006 was primarily due to purchases of property and equipment of $10.2 million.

        Purchases of property and equipment in all periods were due to the expansion of our facilities and operations.

         Cash Flows From Financing Activities.    Net cash used in financing activities was $16.2 million for the year ended June 30, 2008 and was primarily attributable to stock repurchases of $24.0 million, partially offset by proceeds from the exercise of common stock options of $4.4 million and proceeds from our ESPP of $3.0 million.

        Net cash provided by financing activities was $172.9 million for the year ended June 30, 2007 and was primarily attributable to net proceeds from our initial public offering of $170.6 million and proceeds from the exercise of common stock options of $1.7 million.

        Net cash used in financing activities was $2.2 million for the year ended June 30, 2006 and was primarily due to the payment of a note payable of $3.0 million offset by proceeds from the exercise of common stock options and common stock warrants of $705,000.

Operating Capital and Capital Expenditure Requirements

        Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

  •
  revenue generated by sales of the CyberKnife system, our shared ownership program and service plans;

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

        We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

        The following table is a summary of our non-cancelable contractual cash obligations, net of sublease income as of June 30, 2008:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years
	(in thousands)
Operating leases	$9,150	$4,875	$4,234	$41
Sublease income	$(162)	$(162)	$—	$—

Total	$8,988	$4,713	$4,234	$41

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

Revenue Recognition

        We earn revenue from the sale of our products, our shared ownership program, and the provision of related services, which can include installation services, post-contract customer support, or PCS, training and consulting. Our products and upgrades to those products include software that is essential to the functionality of the products and accordingly, we account for the sale of our products pursuant to Statement of Position No. 97-2, Software Revenue Recognition, or SOP 97-2, as amended.

        We recognize product revenues for sales of the CyberKnife system, replacement parts and accessories when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. Payments received in advance of product shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation.

        For arrangements with multiple elements, we allocate arrangement consideration to services and PCS based upon vendor specific objective evidence, or VSOE, of fair value of the respective elements. VSOE of fair value for the services element is based upon our standard rates charged for the products or services when such products or services are sold separately or based upon the price established by management having the relevant authority when that service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the CyberKnife system, based upon the "residual method" as prescribed by SOP No. 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, or SOP 98-9. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, or (2) establishment of VSOE of fair value for all undelivered elements.

CyberKnife Sales with Legacy Service Plans

        For sales of CyberKnife systems with PCS arrangements that include specified or committed upgrades for which we have not established VSOE of fair value, all revenue is deferred until the specified or committed upgrades are delivered. In such cases, once all upgrade obligations have been delivered, all deferred revenue is recognized ratably over the remaining life of the PCS arrangement.

        Sales of additional upgrades as optional extras prior to the delivery of all originally specified upgrade obligations are considered additional elements of the original arrangement and associated revenues are deferred and accounted for as described above. Sales of additional upgrades after delivery of all specified upgrade obligations, as stated in the original contract, are recognized once all revenue recognition criteria applicable to those arrangements are met.

CyberKnife Sales with Nonlegacy Service Plans

        In fiscal year 2006, we began selling CyberKnife systems with PCS contracts that only provide for upgrades when and if they become available. We have established VSOE of the fair value of PCS in these circumstances. For arrangements with multiple elements that include the CyberKnife system, installation services, training services and a PCS service agreement, we recognize the CyberKnife system and installation services revenue following installation and acceptance of the system by application of the residual method as prescribed in SOP No. 98-9 when VSOE of fair value exists for all undelivered elements in the arrangement, including PCS.

Other Revenue-Japan Upgrade Services

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

PCS and Maintenance Services

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

Distributor Sales

        Sales to third party distributors are evidenced by distribution agreements governing the relationships together with binding purchase orders on a transaction-by-transaction basis. We record revenues from sales of CyberKnife systems to distributors based on a sell-through method where revenue is only recognized upon shipment of the product to the end user customer and once all revenue recognition criteria are met including completion of all our obligations under the terms of the purchase order. For sales of upgrades and accessories to distributors, revenue is recognized on either a sell-through or sell-in basis, depending upon the terms of the purchase order and once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exists, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

        Our agreements with customers and distributors generally do not contain product return rights.

        We assess the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not probable, we will defer the fee and recognize revenue upon receipt of cash.

Shared Ownership Program

        We also enter into arrangements under our shared ownership program with certain customers. Under the terms of such program, we retain title to our CyberKnife system, while the customer has use of the product. We generally receive a minimum monthly payment and earn additional revenues from the customer based upon their use of the product. We may provide unspecified upgrades to the product during the term of each program when and if available. Upfront, non-refundable payments from the customer are deferred and recognized as revenue over the contractual period. Revenues from our shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues in the consolidated statements of operations.

        The CyberKnife systems associated with our shared ownership program are recorded within property and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within cost of our shared ownership program.

Long-Term Manufacturing Contracts

        We also recognize revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize any loss provisions from the total contract in the period such loss is identified. During the years ended June 30, 2008, 2007, and 2006, contract revenue of $1.0 million, $0 and $0, respectively, was recorded in other revenue with related costs of $943,000, $0 and $0, respectively, recorded in cost of other revenue. As of June 30, 2008 and 2007, costs of $1.0 million and $323,000, respectively were recorded in deferred cost of revenue related to the contract manufacture of non-medical linacs.

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

        We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. We determined the estimated fair value of our common stock in light of the expected completion of its initial public offering. We engaged an unrelated third-party appraisal firm to assist management in this process by providing a valuation analysis. The estimated fair value of stock options granted is calculated at the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock between $6.35 and $7.63 per share and the following weighted-average assumptions during the year ended June 30, 2006:

Year ended June 30, 2006
Risk-free interest rate	4.42%
Dividend yield	—
Expected life	6.25
Expected volatility	86.7%

        In accordance with the requirements of SFAS 123, we recorded deferred stock-based compensation for the estimated fair value of the options on the date of grant. This deferred stock-based compensation was amortized to expense over the period during which the options become exercisable, generally four years. During the year ended June 30, 2006, we reversed $1.7 million of deferred stock-based compensation related to cancellations of unvested options of certain employees who had been granted stock options and subsequently terminated their employment with the Company. During the year ended June 30, 2006, we amortized $7.9 million of stock-based compensation expense for stock options granted to employees.

        For certain stock option grants, we made modifications to the option terms. Those modifications included extensions of the vesting period and acceleration of vesting. The Company recognized $0, $0 and $112,000 during the years ended June 30, 2008, 2007, and 2006, respectively, of stock-based compensation expense for modifications of stock options granted.

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

        SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the years ended June 30, 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest. For the year ended June 30, 2007, we recorded a cumulative effect of a change in accounting principle of $838,000, net of tax of $0, related to the adoption of SFAS 123R since we had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting reflects estimated forfeitures related to periods prior to July 1, 2006.

        Under SFAS 123R, we estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term of options is based upon the vesting term (i.e., 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate. During the years ended June 30, 2008 and 2007, the estimated fair values of the stock options granted were calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $6.94 and $22.86 per share. Following our IPO, the fair value of our common stock is determined by its closing market price as published by the Nasdaq Global Market. During the years ended June 30, 2008 and 2007, we recognized $12.2 million and $10.5 million, respectively, of stock-based compensation expense for stock options granted to employees. The weighted-average assumptions used to value options granted during the years ended June 30, 2008 and 2007 were as follows:

	Years ended June 30,
	2008	2007
Risk-free interest rate	3.65%	4.89%
Dividend yield	—	—
Expected life	6.25	6.25
Expected volatility	60.3%	74.8%

        Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. The estimated fair value of the stock options granted is calculated using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock and weighted-average assumptions during the year of grant. We recognized $114,000, $171,000, and $186,000 during the years ended June 30, 2008, 2007, and 2006, respectively, of stock-based compensation expense for stock options granted to non-employees.

        In January 2007, in connection with our IPO, the Board of Directors approved the 2007 Incentive Award Plan, or 2007 Plan, and the ESPP. The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123R.

        Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates. The estimated fair value of ESPP shares was calculated at the date of grant using the Black-Scholes option pricing model, using a fair value of common stock between $9.14 per share and $16.45 per share for the year ended June 30, 2008 and $18.00 per share for the year ended June 30, 2007. Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term is based upon the offering period of the ESPP. The risk-free rate for the expected term of the ESPP option is based on the U.S. Treasury Constant Maturity rate. For the years ended June 30, 2008 and 2007, we recognized $1.0 million and $441,000 of compensation expense related to our ESPP, respectively. The following weighted-average assumptions were used during the years ended June 30, 2008 and 2007:

	Years ended June 30,
	2008	2007
Risk-free interest rate	3.07%	5.16%
Dividend yield	—	—
Expected life	0.50	0.75
Expected volatility	59.8%	49.9%

        In connection with the 2007 Plan, we issued restricted stock units, or RSU's, and recognized $4.0 million and $1.5 million of stock-based compensation expense, net of forfeitures for restricted stock units granted during the years ended June 30, 2008 and 2007, at a weighted-average grant date fair value of $14.55 and $28.17, respectively.

        Excess tax benefits from tax deductions for exercised options and disqualifying dispositions, in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in-capital. Realized excess tax benefits for the years ended June 30, 2008 and 2007 were $546,000 and $553,000, respectively.

        At June 30, 2008, $489,000 of capitalized stock-based compensation costs were included as components of inventory and deferred cost of revenue. No significant costs were capitalized at June 30, 2007.

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management. We determine inventory and product costs, which include allocated production overheads, through use of standard costs which approximate actual average costs.

Investments

        Our investments include short-term securities which include fixed-income securities, commercial paper, term notes and marketable debt securities. All investments are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains and losses on the sale of investments are recorded in other income (expense). Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Long-term investments include US corporate debt securities with maturities beyond one year and auction rate securities for which auctions were recently unsuccessful. We continue to hold these auction rate securities until a future auction for these investments is successful or a buyer is found outside of the auction process, which may occur beyond one year. Short-term investments amounted to $85.5 million and none at June 30, 2008 and 2007, respectively. Long-term investments amounted to $37.0 million and none at June 30, 2008 and 2007, respectively.

        As of June 30, 2008, we held $21.5 million in interest bearing auction rate securities, or ARS, that represented investments in student loan obligations. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and multiple auctions for these securities have been unsuccessful. Consequently, the investments are not currently liquid and we may not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments are "AAA" rated and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity, which is generally greater than 12 months. As of June 30, 2008, the entire ARS investment balance is classified as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle. In May 2008, we modified our investment policy with the objective of increasing our investments in more liquid money market investments and to preclude any additional exposure to auction rate securities.

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

        We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of June 30, 2008 we determined there was a temporary decline in the fair value of its ARS investments of $0.9 million, which is recorded in accumulated other comprehensive income (loss) in our consolidated balance sheet at that date.

        We review impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary." A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders' equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual ARS, we classified such impairment as temporary. If our assessment of the fair value in future periods is other than temporary, we would record an impairment charge through our statement of operations.

Provision for Income Taxes

        Estimates and significant management judgment are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. Due to uncertainties related to our ability to realize our deferred tax assets, we record a valuation allowance equal to the amount of our net deferred tax assets. If we subsequently determine that it is more likely than not we will be able to realize a portion or the full amount of deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance as a credit to earnings in the period such determination is made.

Recent Accounting Pronouncements

        In April 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, Statement of Financial Accounting Standards, or SFAS, 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations and other U.S. generally accepted accounting principles. We have not yet determined the impact this standard will have on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161. This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities;" and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the impact this standard will have on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R changes the accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We have not yet determined the impact this standard will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS 160. SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact this standard will have on our consolidated financial statements.

        In September 2006, the FASB issued SFAS 157. The standard defines fair value and provides a framework for using fair value to measure assets and liabilities. SFAS 157 establishes the principle that fair value should consider characteristics specific to the asset or liability based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 is effective beginning in fiscal 2009, though early adoption is permitted. In February 2008, the FASB issued FASB Staff Position, or FSP, 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-2 delays the effective date of SFAS No. 157 from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this standard on July 1, 2008 did not have a significant impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157, "Fair Value Measurement", or SFAS 157. The adoption of this standard on July 1, 2008 did not have a significant impact on our consolidated financial statements.

Item 7A.    QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

        For direct sales outside the United States it is likely we will sell in the local currency. For the year ended June 30, 2008, all of our executed sales contracts were denominated in U.S. dollars, with the exception of three sales contracts denominated in Euros. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

        At June 30, 2008, we had $36.9 million of cash and cash equivalents and $122.6 million invested in other financial instruments. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and investment balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, and except as described below, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before scheduled maturity. If overall interest rates had risen by 100 basis points, the fair value of our net investment position at June 30, 2008 would have decreased by approximately $610,000, assuming consistent levels.

        At June 30, 2008, we held approximately $21.5 million of ARS instruments whose underlying assets are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. At June 30, 2008, we determined the fair market values of these securities using a discounted cash flow methodology. Significant inputs that went into the model were estimates for interest rates, timing and amount of cash flows and the probability of the auction succeeding or the security being called. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Accuray Incorporated

        We have audited the accompanying consolidated balance sheets of Accuray Incorporated and subsidiaries, the "Company", as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended June 30, 2008. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuray Incorporated and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment on a modified prospective basis as of July 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accuray Incorporated's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 5, 2008 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP San Francisco, California September 5, 2008

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$36,936	$204,830
Restricted cash	4,830	—
Short-term investments	85,536	—
Accounts receivable, net of allowance for doubtful accounts of $27 and $20 at June 30, 2008 and 2007, respectively	33,918	10,105
Inventories	23,047	16,984
Prepaid expenses and other current assets	6,431	7,937
Deferred cost of revenue—current	31,667	30,709

Total current assets	222,365	270,565

Long-term investments	37,014	—
Deferred cost of revenue—noncurrent	11,724	30,522
Property and equipment, net	17,140	23,937
Goodwill	4,495	4,495
Intangible assets, net	926	1,184
Other assets	1,340	1,406

Total assets	$295,004	$332,109

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,962	$14,147
Accrued compensation	7,504	13,127
Other accrued liabilities	4,369	4,113
Customer advances—current	22,331	12,634
Deferred revenue—current	87,455	78,022

Total current liabilities	134,621	122,043

Customer advances—noncurrent	2,900	8,388
Deferred revenue—noncurrent	26,720	76,235

Total liabilities	164,241	206,666

Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 56,719,864 and 53,798,643 shares at June 30, 2008 and 2007, respectively; outstanding: 54,579,846 and 53,798,643 shares at June 30, 2008 and 2007, respectively	55	53
Additional paid-in capital	252,901	251,637
Accumulated other comprehensive income (loss)	(1,067)	10
Accumulated deficit	(121,126)	(126,257)

Total stockholders' equity	130,763	125,443

Total liabilities and stockholders' equity	$295,004	$332,109

Assets and liabilities include related party transaction amounts as follows:
Deferred cost of revenue—current	$11	$2,276
Deferred cost of revenue—noncurrent	$—	$4,817
Customer advances—noncurrent	$—	$5,251
Deferred revenue—current	$231	$5,325
Deferred revenue—noncurrent	$—	$9,781

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended June 30,
	2008	2007	2006
Net revenue:
Products	$152,374	$110,320	$36,089
Shared ownership program	10,262	10,090	8,145
Services	38,808	16,860	4,848
Other	8,937	3,182	3,815

Total net revenue	210,381	140,452	52,897
Cost of revenue:
Cost of products	67,183	43,363	18,531
Cost of shared ownership program	2,517	2,637	2,513
Cost of services	26,865	12,269	3,948
Cost of other	6,864	2,144	2,500

Total cost of revenue	103,429	60,413	27,492

Gross profit	106,952	80,039	25,405
Operating expenses:
Selling and marketing	42,726	37,889	25,186
Research and development	32,880	26,775	17,788
General and administrative	32,280	23,915	15,923

Total operating expenses	107,886	88,579	58,897

Loss from operations	(934)	(8,540)	(33,492)
Other income (expense):
Interest and other income	7,841	4,261	503
Interest and other expense	(657)	(731)	(447)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	6,250	(5,010)	(33,436)
Provision for income taxes	867	1,444	258

Income (loss) before cumulative effect of change in accounting principle	5,383	(6,454)	(33,694)
Cumulative effect of change in accounting principle, net of tax of $0	—	838	—

Net income (loss)	$5,383	$(5,616)	$(33,694)

Net income (loss) per share:
Basic
Income (loss) before cumulative effect of change in accounting principle	$0.10	$(0.21)	$(2.11)
Cumulative effect of change in accounting principle	—	0.03	—

Basic net income (loss) per share	$0.10	$(0.18)	$(2.11)

Diluted
Income (loss) before cumulative effect of change in accounting principle	$0.09	$(0.21)	$(2.11)
Cumulative effect of change in accounting principle	—	0.03	—

Diluted net income (loss) per share	$0.09	$(0.18)	$(2.11)

Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	54,531	30,764	15,997
Diluted	60,434	30,764	15,997
Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:
Cost of revenue	$1,858	$1,205	$863
Selling and marketing	$4,197	$3,958	$2,569
Research and development	$3,059	$2,448	$1,574
General and administrative	$7,785	$5,016	$3,237
Revenue and cost of revenue include related party transaction amounts as follows:
Net revenue:
Products	$—	$3,694	$—
Services	$1,182	$2,597	$2,195
Other	$787	$2,795	$3,754
Cost of revenue:
Cost of products	$59	$1,098	$—
Cost of services	$22	$1,029	$140
Cost of other	$528	$2,144	$2,463

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders' Equity (Deficiency)

(in thousands, except share amounts)

	Common Stock
				Notes Receivable from Stockholder		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Deferred Stock-Based Compensation		Accumulated Deficit	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Balances at June 30, 2005	15,815,532	$12,653	$37,481	$(331)	$(19,008)	$(20)	$(86,947)	$(56,172)
Exercise of common stock warrants	16,666	167	—	—	—	—	—	167
Exercise of stock options	431,659	538	—	—	—	—	—	538
Settlement of notes receivable	—	—	—	125	—	—	—	125
Stock repurchased	(20,707)	(82)	—	—	—	—	—	(82)
Deferred stock-based compensation	—	—	7,860	—	(7,860)	—	—	—
Reversal of deferred stock-based compensation	—	—	(1,651)	—	1,651	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	7,945	—	—	7,945
Compensation expense related to options issued to non-employees	—	—	186	—	—	—	—	186
Compensation expense related to modification of options granted	—	—	112	—	—	—	—	112
Comprehensive loss:
Net loss	—	—	—	—	—	—	(33,694)	(33,694)
Cumulative translation adjustment	—	—	—	—	—	20	—	20

Total comprehensive loss								(33,674)

Balances at June 30, 2006	16,243,150	13,276	43,988	(206)	(17,272)	—	(120,641)	(80,855)
Conversion of redeemable preferred stock to common stock	25,186,285	25	27,479	—	—	—	—	27,504
Conversion of common stock warrants	495,833	—	—	—	—	—	—	—
Proceeds from initial public offering, net of expenses	10,399,997	10	170,555	—	—	—	—	170,565
Reclassification of par value for Delaware reincorporation		(13,260)	13,260	—	—	—	—	—
Exercise of stock options, net	1,538,004	2	1,739	—	—	—	—	1,741
Stock repurchased for settlement of notes receivable	(64,626)	—	(454)	206	—	—	—	(248)
Reversal of deferred stock-based compensation upon adoption of SFAS 123R	—	—	(17,272)	—	17,272	—	—	—
Stock-based compensation	—	—	12,456	—	—	—	—	12,456
Compensation expense related to options issued to non-employees	—	—	171	—	—	—	—	171
Income tax benefits from employee stock plans	—	—	553	—	—	—	—	553
Cumulative effect of change in accounting principle	—	—	(838)	—	—	—	—	(838)
Comprehensive loss:
Net loss	—	—	—	—		—	(5,616)	(5,616)
Cumulative translation adjustment	—	—	—	—	—	10	—	10

Total comprehensive loss								(5,606)

Balances at June 30, 2007	53,798,643	53	251,637	—	—	10	(126,257)	125,443
Exercise of stock options, net	2,564,269	3	4,352	—	—	—	—	4,355
Issuance of common stock under employee stock purchase plan	265,349	1	2,957	—	—	—	—	2,958
Issuance of restricted stock	91,603	—	—	—	—	—	—	—
Stock-based compensation	—	—	17,274	—	—	—	—	17,274
Stock repurchased for cash	(2,140,018)	(2)	(23,979)	—	—	—	—	(23,981)
Compensation expense related to options issued to non-employees	—	—	114	—	—	—	—	114
Income tax benefits from employee stock plans	—	—	546	—	—	—	—	546
Adjustments to initially apply FIN 48	—	—	—	—	—	—	(252)	(252)
Comprehensive income:
Net income	—	—	—	—		—	5,383	5,383
Cumulative translation adjustment	—	—	—	—	—	(49)	—	(49)
Unrealized loss on investments, net	—	—	—	—		(1,028)	—	(1,028)

Total comprehensive income								4,306

Balances at June 30, 2008	54,579,846	$55	$252,901	$—	$—	$(1,067)	$(121,126)	$130,763

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years ended June 30,
	2008	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$5,383	$(5,616)	$(33,694)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,688	6,246	3,806
Stock-based compensation	16,899	12,627	8,243
Tax benefit from stock-based compensation	546	—	—
Excess tax benefit from stock-based compensation	(419)	—	—
Gain on investments	(9)	—	—
Provision for bad debts	30	2	(21)
Loss on write-down of inventories	760	805	619
Loss on disposal of property and equipment	188	249	44
Accrued interest expense on note payable	—	—	103
Cumulative effect of change in accounting principle	—	(838)	—
Changes in assets and liabilities:
Accounts receivable	(23,920)	(936)	(6,590)
Inventories	(10,427)	(8,770)	(7,762)
Prepaid expenses and other current assets	1,233	(5,061)	(1,579)
Deferred cost of revenue	26,208	(5,389)	(20,112)
Other assets	45	(146)	(315)
Accounts payable	(1,180)	9,525	(707)
Accrued liabilities	(5,309)	3,125	9,423
Customer advances	4,283	(1,495)	10,946
Deferred revenue	(39,988)	7,269	59,689

Net cash provided by (used in) operating activities	(17,989)	11,597	22,091
Cash Flows From Investing Activities
Purchases of property and equipment	(5,030)	(7,230)	(10,188)
Cash received for tenant improvements	—	—	1,000
Restricted cash	(4,830)	1	157
Purchase of investments	(177,651)	(283)	—
Sale and maturity of investments	54,089	—	—

Net cash used in investing activities	(133,422)	(7,512)	(9,031)
Cash Flows From Financing Activities
Payment of note payable	—	—	(2,996)
Proceeds from issuance of common stock	4,355	1,741	538
Proceeds from employee stock purchase plan	2,958	—	—
Payment received on notes used to exercise stock options	—	—	64
Stock repurchases	(23,981)	—	(21)
Proceeds from intial public offering, net of issuance costs	—	170,565	—
Excess tax benefit from stock-based compensation	419	553	—
Exercise of common stock warrants	—	—	167

Net cash provided by (used in) financing activities	(16,249)	172,859	(2,248)
Effect of exchange rate changes on cash	(234)	30	20

Net increase (decrease) in cash and cash equivalents	(167,894)	176,974	10,832
Cash and cash equivalents at beginning of period	204,830	27,856	17,024

Cash and cash equivalents at end of period	$36,936	$204,830	$27,856

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$223	$—	$196
Income taxes paid	$1,264	$138	$183
Non-cash Investing and Financing Activities
Stock repurchased for settlement of notes receivable	$—	$206	$—
Cashless stock repurchases and options exercised	$—	$—	$122
Cash flows include related party transaction amounts as follows:
Accounts receivable	$—	$(1)	$439
Deferred cost of revenue	$7,082	$3,080	$2,248
Customer advances	$(5,251)	$(990)	$5,241
Deferred revenue	$(14,875)	$(6,723)	$(1,059)

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements

1.    Description of Business

Organization

        Accuray Incorporated (the "Company") was incorporated in California in December 1990 and commenced operations in January 1992. The Company designs, develops and sells the CyberKnife system, an image-guided robotic radiosurgery system used for the treatment of solid tumors anywhere in the body.

        The Company has formed eight wholly owned subsidiaries: Accuray International SARL, located in Geneva, Switzerland, Accuray Europe SARL, located in Paris, France, Accuray UK Ltd, located in London, United Kingdom, Accuray Asia Limited, located in Hong Kong, SAR, Japan Accuray KK, located in Tokyo, Japan, Accuray Spain, S.L.U, located in Madrid, Spain, Accuray Medical Equipment (India) Private Ltd., located in New Delhi, India and Accuray Medical Equipment (SEA) Private Limited, located in Singapore. The purpose of these subsidiaries is to market the Company's products in the various countries in which they are located.

Initial Public Offering

        In February 2007, the Company completed its initial public offering ("IPO") of common stock in which a total of 18,399,998 shares were sold and issued, including 8,000,000 shares sold by selling stockholders, at an issue price of $18.00 per share. The Company raised a total of $187.2 million in gross proceeds from the IPO, or approximately $170.6 million in net proceeds after deducting underwriting discounts and commissions of $13.1 million and other offering costs of approximately $3.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding and warrants outstanding automatically converted into 25,186,285 and 495,833 shares of common stock, respectively.

2.    Summary of Significant Accounting Policies

Fiscal Year

        On October 1, 2006, the Company prospectively changed its fiscal calendar to a 52- or 53- week period. The Company's fiscal year ends on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2008, 2007 and 2006 are each comprised of 52 weeks. For ease of presentation purposes, the consolidated financial statements and notes refer to June 30 as the Company's fiscal year end.

Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Key estimates and assumptions made by the Company relate to stock-

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

based compensation, valuation allowances for deferred tax assets, valuation of excess and obsolete inventories, impairment of long-lived assets and goodwill, deferred revenue and deferred cost of revenue. Actual results could differ from those estimates.

Foreign Currency

        The Company's international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated comprehensive income (loss) within the statement of stockholders' equity (deficiency). Foreign currency transaction gains and losses are included as a component of other income (expense).

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in highly liquid investment accounts and money market accounts and amounted to $30.7 million and $191.4 million at June 30, 2008 and 2007, respectively. Cash and cash equivalent balances denominated in a foreign currency amounted to $1.0 million and $2.1 million at June 30, 2008 and 2007, respectively.

Restricted Cash

        Restricted cash includes amounts deposited as collateral per the terms of contracts with customers requiring that deposited cash amounts be secured via letters of credit until delivery of the CyberKnife unit occurs. Restricted cash amounts were $4.8 million and $0 at June 30, 2008 and 2007, respectively.

Investments

        The Company's investments include fixed-income securities, commercial paper, term notes and marketable debt securities. All investments are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Realized gains and losses on the sale of investments are recorded in other income (expense). The cost of securities sold is based on the specific identification method. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Long-term investments include US corporate debt securities with maturities beyond one year and auction rate securities for which recent auctions were unsuccessful. The Company continues to hold these auction rate securities until a future auction for these investments is successful or a buyer is found outside of the auction process, which may occur beyond one year. Short-term investments amounted to $85.5 million and none at June 30, 2008 and 2007, respectively. Long-term investments amounted to $37.0 million and none at June 30, 2008 and 2007, respectively.

Fair Value of Financial Instruments

        The carrying values of the Company's financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk and Other Risks and Uncertainties

        The Company's cash and cash equivalents are mainly deposited with three major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

        The following summarizes revenues from customers in excess of 10% of total net revenue:

	Years ended June 30,
	2008	2007	2006
Meditec/Marubeni Corporation (related party in 2006)	—	—	11%

        The following summarizes the accounts receivable from customers in excess of 10% of total accounts receivable:

	June 30,
	2008	2007
Customer A	10%	—
Customer B	11%	—
Customer C	—	36%
Customer D	23%	14%
Customer E	—	11%

        Accounts receivable are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management's expectations. The Company's allowance for doubtful accounts was $27,000 and $20,000 at June 30, 2008 and 2007, respectively.

        The Company is subject to risks common to companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, compliance with government regulations, uncertainty about widespread market acceptance of products and potential product liability. The Company's products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating its allowances, uncertainty continues to exist.

        The products currently under development by the Company may require clearance by the U.S. Food and Drug Administration ("FDA") or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company's products will receive the necessary clearance. Denial or delay of such clearance could have a material adverse impact on the Company.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management. The Company determines inventory and product costs, which include allocated production overheads, through use of standard costs which approximate actual average costs.

Revenue Recognition

        The Company earns revenue from the sale of products, the operation of its shared ownership program, and the provision of related services, which include installation services, post-contract customer support ("PCS"), training and consulting. The Company's products and upgrades to those products include software that is essential to the functionality of the products and accordingly, the Company accounts for sales of its products pursuant to Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"), as amended.

        The Company recognizes product revenues for sales of the CyberKnife system, upgrades, components and replacement parts and accessories when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. Payments received in advance of product shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation.

        For arrangements with multiple elements, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence ("VSOE") of fair value of the respective elements. VSOE of fair value for each element is based upon the Company's standard rates charged for the product or service when such product or service is sold separately or based upon the price established by management having the relevant authority when that product or service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the CyberKnife system, based upon the "residual method" as prescribed by SOP No. 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions ("SOP 98-9"). If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of; (1) delivery of all elements, or (2) establishment of VSOE of fair value for all remaining undelivered elements.

CyberKnife sales with legacy service plans

        For sales of CyberKnife systems with PCS arrangements that include specified or committed upgrades for which the Company has not established VSOE of fair value, all revenue is deferred and accounted for as described above. Once all such upgrade obligations have been delivered, all accumulated and deferred revenue is recognized ratably over the remaining life of the PCS arrangement.

        Sales of additional upgrades as optional extras prior to the delivery of all originally specified upgrade obligations are considered additional elements of the original arrangement and associated revenues are deferred and accounted for as described above. Sales of additional upgrades after delivery of all specified upgrade obligations, as stated in the original contract, are recognized once all revenue recognition criteria applicable to those arrangements are met.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

CyberKnife sales with nonlegacy service plans

        In fiscal year 2006, the Company began selling CyberKnife systems with PCS contracts that only provide for upgrades when and if they become available. The Company has established VSOE of the fair value of PCS in these circumstances. For arrangements with multiple elements that include the CyberKnife system, installation services, training services and a PCS service agreement, the Company recognizes the CyberKnife system and installation services revenue following installation and acceptance of the system by application of the residual method as prescribed in SOP 98-9 when VSOE of fair value exists for all undelivered elements in the arrangement, including PCS.

Other revenue—Japan upgrade services

        Other revenue primarily consists of upgrade services revenues related to the sale of specialized services specifically contracted to provide current technology capabilities for units previously sold through a distributor into the Japan market. Some upgrade sales include elements where VSOE of fair value has not been established for the PCS. As a result, for these sales, associated revenues are deferred and recognized ratably over the term of the PCS arrangement, generally four years.

PCS and maintenance services

        Service revenue for providing PCS, which includes warranty services, extended warranty services, unspecified when and if available product upgrades and technical support is deferred and recognized ratably over the service period, generally one year, until no further obligation exists. At the time of sale, the Company provides for the estimated incremental costs of meeting product warranty if the incremental warranty costs are expected to exceed the related service revenues. Training and consulting service revenues that are not deemed essential to the functionality of the CyberKnife system, are recognized as such services are performed.

        Costs associated with providing PCS and maintenance services are expensed when incurred, except when those costs are related to units where revenue recognition has been deferred. In those cases, the costs are deferred until the recognition of the related revenue and are recognized over the period of revenue recognition.

Distributor sales

        Sales to third party distributors are evidenced by a distribution agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. The Company records revenues from sales of CyberKnife systems to distributors based on a sell-through method where revenue is only recognized upon shipment of the product to the end user customer and once all other revenue recognition criteria are met including completion of all obligations under the terms of the purchase order. For sales of upgrades and accessories to distributors, revenue is recognized on either a sell-through or sell-in basis, depending upon the terms of the purchase order and once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exist, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

        The Company's agreements with customers and distributors generally do not contain product return rights.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

        The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers. If the Company determines that collection of a fee is not probable, the Company will defer the fee and recognize revenue upon receipt of cash.

Shared ownership program

        The Company also enters into arrangements under its shared ownership program with certain customers. Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the system, either at the end of the contractual period or in advance, at the customer's request, at pre-determined prices. Under the terms of such program, the Company retains title to its CyberKnife system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront non-refundable payments from the customer are deferred and recognized as revenue over the contractual period. Revenues from the shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues in the consolidated statements of operations. The Company recognized $10.3 million, $10.1 million and $8.1 million for the years ended June 30, 2008, 2007 and 2006, respectively, of revenue from the shared ownership program.

        Future minimum revenues under the shared ownership arrangements as of June 30, 2008 are as follows (in thousands):

Years ending June 30,
2009	$480
2010	480
2011	480
2012	480
2013 and thereafter	240

Total	$2,160

        Total usage-based fee revenues, included in shared ownership program revenue, earned from the CyberKnife systems operated under the shared ownership program amounted to $8.1 million, $7.5 million and $6.1 million for the years ended June 30, 2008, 2007, and 2006, respectively.

        Under the terms of the shared ownership program, the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company's revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement. At June 30, 2008, the Company had three systems installed under its shared ownership program. During the years ended June 30, 2008 and 2007, $23.7 million and $3.0 million, respectively, of total revenue was recognized in the consolidated statements of operations for the sale of 12 and one CyberKnife system units, respectively, that were formerly under the shared ownership program. At June 30, 2008 and 2007, $2.3 million and $50,000, respectively, of amounts for extended warranty and training services related to these sold shared

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

ownership units remained recorded as deferred revenue, and will be recognized over the life of the extended warranty service period and as training service obligations are fulfilled. There were no sales of shared ownership systems during the year ended June 30, 2006.

        The CyberKnife systems associated with the Company's shared ownership program are recorded within property and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expenses attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership program.

Long-term manufacturing contracts

        The Company recognizes revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, ("SOP 81-1"). The Company recognizes any loss provisions from the total contract in the period such loss is identified. During the years ended June 30, 2008, 2007, and 2006, contract revenue of $1.0 million, $0 and $0, respectively, was recorded in other revenue with related costs of $943,000, $0 and $0, respectively, recorded in cost of other revenue. As of June 30, 2008 and 2007, costs of $1.0 million and $323,000, repectively, were recorded in deferred cost of revenue related to the manufacture of non-medical linacs.

Deferred Revenue and Deferred Cost of Revenue

        Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company's revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance payments that will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Service revenue is recognized ratably over the service period. Deferred other revenue results primarily from the Japan upgrade services programs and is due to timing differences between the receipt of cash payments for those upgrades and final delivery to the end user customer. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units, direct service costs for which the revenue has been deferred in accordance with the Company's revenue recognition policies, and deferred costs associated with the Japan upgrade services. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

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

Impairment of Long-Lived Assets

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, ("SFAS 144") the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through June 30, 2008, there have been no such impairment losses.

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

Shipping and Handling

        The Company's shipping and handling costs billed to customers are included in product revenue. Shipping and handling costs incurred are included in cost of products.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

Advertising Expenses

        The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $1.0 million, $1.0 million and $20,000, for the years ended June 30, 2008, 2007 and 2006, respectively.

Research and Development Costs

        Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary costs for research and development personnel, costs for materials used in research and development activities, costs for outside services and allocated portions of facilities and other corporate costs. The Company has entered into research and clinical study arrangements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. These agreements support the Company's internal research and development capabilities.

Stock-Based Compensation

Prior to adoption of SFAS 123R

        Effective July 1, 2003, the Company began to account for stock-based employee compensation arrangements in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). Under SFAS 123, stock-based compensation expense was measured on the date of grant based on the fair value of the award. Upon adoption of this standard, the Company elected to use the retrospective restatement method of transition.

        The Company believed that the fair value of the stock options was more reliably measurable than the fair value of the services received. The Company determined the estimated fair value of its common stock prior to its IPO with the help of an unrelated third-party appraisal firm that provided a valuation analysis. The estimated fair value of stock options granted was calculated at the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock between $6.35 and $7.63 per share and the following weighted-average assumptions during the year ended June 30, 2006:

Year ended June 30, 2006
Risk-free interest rate	4.42%
Dividend yield	—
Expected life	6.25
Expected volatility	86.7%

        In accordance with the requirements of SFAS 123, the Company recorded deferred stock-based compensation for the estimated fair value of the options on the date of grant. This deferred stock-based compensation was amortized to expense over the period during which the options became exercisable, generally four years. During the year ended June 30, 2006, the Company reversed $1.7 million of deferred stock-based compensation related to forfeitures of unvested options of certain employees who had been granted stock options and subsequently terminated their employment with the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

Company. During the year ended June 30, 2006, the Company amortized $7.9 million of stock-based compensation expense for stock options granted to employees.

        For certain stock option grants, the Company made modifications to the option terms. Those modifications included extensions of the vesting period and the acceleration of vesting. The Company recognized $0, $0 and $112,000 during the years ended June 30, 2008, 2007 and 2006, respectively, of stock-based compensation expense for modifications of stock options granted.

Adoption of SFAS 123R

        Effective July 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 ("SFAS 123R") using the modified prospective method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remained unvested on the effective date. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous guidance.

        SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the years ended June 30, 2008 and 2007 such that expense was recorded only for those stock-based awards that were expected to vest. For the year ended June 30, 2007, the Company recorded a cumulative effect of a change in accounting principle of $838,000, net of tax of $0, related to the adoption of SFAS 123R since it had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting reflects estimated forfeitures related to periods prior to July 1, 2006.

        Under SFAS 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the vesting term (for example, 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history. The risk-free rate for the expected term of the option was based on the U.S. Treasury Constant Maturity rate.

        During the years ended June 30, 2008 and 2007, the estimated fair values of the stock options granted were calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $6.94 and $22.86 per share, and $12.88 and $29.25 per share, respectively. Following its IPO, the fair value of the Company's common stock was determined by its closing market price as published by the Nasdaq Global Market. During the years ended June 30, 2008 and 2007, the Company recognized $12.2 million and $10.5 million, respectively, of stock-based

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

compensation expense for stock options granted to employees. The weighted-average assumptions used to value options granted during the years ended June 30, 2008 and 2007 were as follows:

	Years ended June 30,
	2008	2007
Risk-free interest rate	3.65%	4.89%
Dividend yield	—	—
Expected life	6.25	6.25
Expected volatility	60.3%	74.8%

        Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The estimated fair value of the stock options granted is calculated using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock and weighted-average assumptions as the grant vests. The Company recognized $114,000, $171,000 and $186,000 during the years ended June 30, 2008, 2007 and 2006, respectively, of stock-based compensation expense for stock options granted to non-employees.

        In January 2007, in connection with the Company's IPO, the Board of Directors approved the 2007 Incentive Award Plan ("2007 Plan") and 2007 Employee Stock Purchase Plan ("ESPP"). The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123R.

        Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates. The estimated fair value of ESPP shares was calculated at the date of grant using the Black-Scholes option pricing model, using a fair value of common stock between $9.14 per share and $16.45 per share for the year ended June 30, 2008 and $18.00 per share for the year ended June 30, 2007. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term was based upon the offering period of the ESPP. The risk-free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate. For the years ended June 30, 2008 and 2007, the Company recognized $1.0 million and $441,000 of compensation expense related to its ESPP, respectively. The following weighted-average assumptions were used during the years ended June 30, 2008 and 2007:

	Years ended June 30,
	2008	2007
Risk-free interest rate	3.07%	5.16%
Dividend yield	—	—
Expected life	0.50	0.75
Expected volatility	59.8%	49.9%

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

        In connection with the 2007 Plan, the Company issued restricted stock units, ("RSU's") and recognized $4.0 million and $1.5 million of stock-based compensation expense, net of estimated forfeitures, for RSU's granted during the years ended June 30, 2008 and 2007, at a weighted-average grant date fair value of $14.55 and $28.17, respectively.

        Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits for the years ended June 30, 2008, 2007 and 2006 were $546,000, $553,000 and $0, respectively.

        At June 30, 2008, $489,000 of capitalized stock-based compensation costs were included as components of inventory and deferred cost of revenue. No significant costs were capitalized at June 30, 2007.

Net Income (Loss) Per Common Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from outstanding stock options and warrants based on the treasury stock method. In periods when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method. In periods when a net loss is reported, potential shares from stock options and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and diluted net loss per share results in the same value.

        For the years ended June 30, 2008, 2007 and 2006, the basic net income (loss) per share amounts were based on weighted-average shares of 54,530,650, 30,764,447 and 15,997,419, respectively. For the years ended June 30, 2008, 2007 and 2006, the diluted net income (loss) per share amounts were based on weighted-average shares of 60,434,263, 30,764,447 and 15,997,419, respectively. The number of anti-dilutive shares excluded from the calculation of diluted net income (loss) per share was as follows:

	Years ended June 30,
	2008	2007	2006
Preferred stock (as if converted)	—	15,318,782	25,186,285
Options to purchase common stock	1,993,964	10,791,875	10,900,285
Restricted stock units	669,449	648,330	—
Warrants	—	—	451,353

	2,663,413	26,758,987	36,537,923

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

        The following table sets forth the basic and diluted per share computations:

	Years ended June 30,
	2008	2007	2006
Numerator:
Net income (loss) (in thousands)	$5,383	$(5,616)	$(33,694)
Denominator:
Basic weighted-average shares outstanding	54,530,650	30,764,447	15,997,419
Stock options and restricted stock units	5,903,613	—	—

Diluted weighted-average shares of common stock outstanding	60,434,263	30,764,447	15,997,419

Basic net income (loss) per share:	$0.10	$(0.18)	$(2.11)

Diluted net income (loss) per share:	$0.09	$(0.18)	$(2.11)

Income Taxes

        The Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company's assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, research and development credit carry forwards and temporary differences.

        The Company records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized. Because of the uncertainty of the realization of the deferred tax assets, the Company has recorded a full valuation allowance against its domestic and foreign net deferred tax assets.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes ("FAS 109"), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 effective July 1, 2007.

        As a result of the implementation of FIN 48, the Company recognized a tax reserve for uncertain tax positions of $252,000, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings. Furthermore, the Company had $1.4 million of unrecognized tax benefits, all of which would affect its income tax expense if recognized. The unrecognized tax benefits mainly relate to federal and state net operating losses and research tax credits. In the year ended June 30, 2008, approximately $128,000 of related tax reserves were released. The Company files income tax returns in

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

the US federal jurisdiction, and various states and foreign jurisdictions. Due to attributes being carried forward, the statute of limitations remains open for the US federal jurisdiction and domestic states for tax years from 1999 forward. The statute of limitations in France remains open from 2005 and Hong Kong remains open from 2002.

        In accordance with FIN 48, the Company classifies interest and penalties as a component of tax expense. Such interest and penalties were immaterial as of June 30, 2008.

        The Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), effective January 1, 2007. EITF No. 06-03 allows companies to choose either the gross basis or net basis of income statement presentation for taxes collected from customers and remitted to governmental authorities and requiries companies to disclose such policy. The Company applies the net basis presentation for taxes collected from customers and remitted to government authorities.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and unrealized gains and losses on investments that have been excluded from the determination of net income (loss). The Company has reported the components of comprehensive income (loss) in its consolidated statement of stockholders' equity.

Segment Information

        The Company has determined that it operates in only one segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company's long-lived assets maintained outside the United States are not material.

        Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2008	2007	2006
United States (including Puerto Rico)	$142,557	$91,174	$40,826
Europe	10,138	30,175	3,390
Asia (excluding Japan)	40,770	13,797	3,058
Japan	16,916	5,306	5,623

Total	$210,381	$140,452	$52,897

Recent Accounting Pronouncements

        In April 2008, the FASB issued FASB Staff Position ("FSP") SFAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations and other U.S. generally accepted accounting principles. The Company has not yet determined the impact this standard will have on its financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact this standard will have on its financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R changes the accounting for acquisitions that close beginning in 2009. More transactions and events may qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. Some of the changes may introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact this standard will have on its financial statements.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company has not yet determined the impact this standard will have on its consolidated financial statements.

        In September 2006, the FASB issued SFAS 157, Fair Value Measurement ("SFAS 157"). The standard defines fair value and provides a framework for using fair value to measure assets and liabilities. SFAS 157 establishes the principle that fair value should consider characteristics specific to the asset or liability based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 is effective for the Company beginning in fiscal 2009, though early adoption is permitted. The Company has not yet determined the impact this standard will have on its financial statements. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS No. 157 from fiscal 2009 to fiscal 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this standard on July 1, 2008 did not have a significant impact on the Company's financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2.    Summary of Significant Accounting Policies (Continued)

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. The adoption of this standard on July 1, 2008 did not have a significant impact on the Company's financial statements.

3.    Available-For-Sale Securities

        Investments in marketable securities classified as available-for-sale by security type at June 30, 2008 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$41,541	$11	$(17)	$41,535
US Corporate debt	11,371	9	(41)	11,339
Government-sponsored enterprises	32,665	22	(25)	32,662

Total short-term investments	$85,577	$42	$(83)	$85,536

Long-term investments:
US Corporate debt	$3,503	$—	$(28)	$3,475
Government-sponsored enterprises	12,098	—	(68)	12,030
Auction rate securities	22,400	—	(891)	21,509

Total long-term investments	$38,001	$—	$(987)	$37,014

Total short and long-term investments	$123,578	$42	$(1,070)	$122,550

        The Company did not have any investments in marketable securities at June 30, 2007. During the year ended June 30, 2008, the Company realized gains on the sale of publicly-held equity securities of approximately $9,000.

        Contractual maturities of investments at June 30, 2008 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$85,577	$85,536
Mature in one to three years	15,601	15,505
Mature after three years	22,400	21,509

Total	$123,578	$122,550

  Securities with no single maturity date include publicly traded equity securities, mortgage-and asset-backed securities

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3.    Available-For-Sale Securities (Continued)

        As of June 30, 2008, the Company held $21.5 million in interest bearing auction rate securities ("ARS") that represented investments in student loan obligations. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company's holdings in ARS investments and multiple auctions for these securities have been unsuccessful. Consequently, the investments were not currently liquid and the Company may not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were "AAA" rated and were in compliance with the Company's investment policy at the time of acquisition. At June 30, 2008, the Company had the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity, which is generally greater than 12 months. The Company reclassified the entire ARS investment balance from short-term investments to long-term investments on its balance sheet because of the Company's inability to determine when its investments in ARS would settle. In May 2008, the Company modified its investment policy to preclude any additional exposure to auction rate securities.

        Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continued to earn interest on its ARS investments at the maximum contractual rate, these investments were not currently trading at June 30, 2008. Accordingly, the estimated fair value of these investments no longer approximated par value at that date.

        The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of June 30, 2008 the Company determined there was a temporary decline in the fair value of its ARS investments of $891,000, which is recorded in accumulated other comprehensive income at June 30, 2008.

        The Company reviews its investment impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary." A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders' equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual ARS, the Company classified such impairment as temporary. If the Company's assessment of the fair value in future periods is other than temporary, the Company will record an impairment charge through its statement of operations.

        The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, and the Company's ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Generally, the contractual terms of the investments do not permit settlement at prices less than the amortized cost of the investments. The Company has determined that the gross unrealized

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3.    Available-For-Sale Securities (Continued)

losses related to investments at June 30, 2008 are temporary in nature. The gross unrealized losses related to investments are primarily due to failed auctions on the Company's auction rate securities and to a decrease in the fair market value of fixed-rate debt securities as a result of increases in interest rates. All of the Company's investments with continuous unrealized losses have been in an unrealized loss position for less than twelve months at June 30, 2008.

4.    Balance Sheet Components

Accounts Receivable, net

        Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2008	2007
Accounts receivable	$33,264	$9,267
Unbilled fees and services	681	858

	33,945	10,125
Less: Allowance for doubtful accounts	(27)	(20)

Accounts receivable, net	$33,918	$10,105

Inventories

        Inventories consisted of the following (in thousands):

	June 30,
	2008	2007
Raw materials	$8,853	$9,776
Work-in-process	3,967	2,525
Finished goods	10,227	4,683

Total inventories	$23,047	$16,984

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4.    Balance Sheet Components (Continued)

Property and Equipment, net

        Property and equipment consisted of the following (in thousands):

	June 30,
	2008	2007
Furniture and fixtures	$3,379	$1,605
Computer and office equipment	6,912	5,529
Leasehold improvements	7,579	7,387
Machinery and equipment	12,287	9,747
CyberKnife shared ownership systems	3,951	12,393

	34,108	36,661
Less: Accumulated depreciation and amortization	(16,968)	(12,724)

Property and equipment, net	$17,140	$23,937

        Depreciation and amortization expense related to property and equipment for the years ended June 30, 2008, 2007 and 2006 was $7.4 million, $6.0 million and $3.6 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program at June 30, 2008 and 2007 was $1.6 million and $3.3 million, respectively.

5.    Goodwill and Other Purchased Intangibles

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. Goodwill and other intangible assets resulted from the Company's January 2005 acquisition of the High Energy Systems Division ("HES") of American Science and Engineering, Inc. ("AS&E"). The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. SFAS 142 requires that the Company perform an annual test for impairment of intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. The Company performed the annual test for impairment in December 2007 concluding that there was no impairment of goodwill. At June 30, 2008, there had been no indicators to perform an interim test. The amortization expense relating to intangible assets for the years ending June 30, 2008, 2007 and 2006 was $258,000, $262,000 and $242,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at June 30, 2008 and 2007, respectively (in thousands):

	June 30,
	2008	2007
Complete technology	$1,740	$1,740
Customer contract/relationship	70	70

	1,810	1,810
Less: Accumulated amortization	(884)	(626)

Intangible assets, net	$926	$1,184

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5.    Goodwill and Other Purchased Intangibles (Continued)

        The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized intangible assets:
Complete technology	7.0
Customer contract / relationship	7.0

        The estimated future amortization expense of purchased intangible assets as of June 30, 2008, is as follows (in thousands):

Years ending June 30,
2009	$259
2010	259
2011	259
2012	149

Total	$926

6.    Service Plan Contracts

        Service contract revenue for providing parts, warranty, product upgrades and customer support is deferred and recognized ratably over the contractual service period, generally one year, until no further obligation exists.

        Deferred service contract revenue included in deferred revenue was (in thousands):

Balance at June 30, 2005	$12,320
Additional deferred revenue	20,419
Less revenue recognized	(3,635)

Balance at June 30, 2006	29,104
Additional deferred revenue	26,572
Less revenue recognized	(14,596)

Balance at June 30, 2007	41,080
Additional deferred revenue	37,934
Less revenue recognized	(34,001)

Balance at June 30, 2008	$45,013

        Costs incurred under service contracts included in cost of revenue were $24.0 million, $9.7 million and $2.4 million during the years ended June 30, 2008, 2007 and 2006, respectively.

7.    Commitments and Contingencies

Operating Lease Agreements

        The Company leases office space under non-cancelable operating leases with various expiration dates through December 2011. Rent expense, including common area maintenance, was $4.9 million,

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7.    Commitments and Contingencies (Continued)

$2.4 million and $2.0 million for the years ended June 30, 2008, 2007 and 2006, respectively. Sublease income was $161,000, $165,000 and $0 for the years ended June 30, 2008, 2007 and 2006, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        Future minimum lease payments under non-cancelable operating lease agreements as of June 30, 2008 were as follows (in thousands):

	Operating leases	Sublease income	Total
Years ending June 30,
2009	$4,875	$(218)	$4,657
2010	3,093	(224)	2,869
2011	770	(57)	713
2012	371	—	371
2013 and thereafter	41	—	41

Total	$9,150	$(499)	$8,651

        The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers' agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements.

Royalty Agreements

        The Company entered into a license and royalty agreement with Schonberg Research Corporation ("Schonberg") in January 1991 in exchange for an exclusive license to use certain technology. Under the terms of the agreement, as amended in April 1996, the Company was obligated to pay Schonberg $25,000 for each CyberKnife system sold that includes the licensed technology. Maximum total aggregate payments under this license agreement were $2,500,000. Royalty expense recognized in cost of revenue or deferred cost of revenue sold under this agreement was $0, $169,000 and $850,000 during the years ended June 30, 2008, 2007 and 2006, respectively. This agreement expired in November 2006.

        In July 1997, the Company entered into a license and royalty agreement with Stanford University ("Stanford") under which the Company has a non-exclusive license to use certain technology. Under this agreement, the Company is obligated to pay Stanford up to $10,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $25,000. Royalty expense recorded in cost of revenue or deferred cost of revenue was $155,000, $195,000 and $175,000 for the years ended June 30, 2008, 2007 and 2006, respectively. At

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7.    Commitments and Contingencies (Continued)

June 30, 2008 and 2007, the Company had accrued amounts of approximately $40,000 and $45,000, respectively, included in other accrued liabilities in the consolidated balance sheets relating to this license and royalty agreement.

        In January 1999, the Company entered into a license and royalty agreement with Professor Dr. Achim Schweikard ("Schweikard") of the University of Munich. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay Schweikard up to $5,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $5,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $160,000, $165,000 and $120,000 for the years ended June 30, 2008, 2007 and 2006, respectively. At June 30, 2008 and 2007, the Company had accrued amounts of approximately $40,000 and $45,000, respectively, included in other accrued liabilities in the consolidated balance sheets relating to this license and royalty agreement.

        In March 2007, the Company entered into a license and royalty agreement with Deutsches Krebsforschungszentrum ("DKFZ"), a German cancer research center. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay DKFZ $12,500 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $50,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $54,000, $0 and $0 for the years ended June 30, 2008, 2007 and 2006, respectively. At June 30, 2008 and 2007, the Company had accrued amounts of approximately $38,000 and $0, respectively, included in other accrued liabilities in the consolidated balance sheets relating to this license and royalty agreement.

Contingencies

        From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or future cash flows of the Company.

Software License Indemnity

        Under the terms of the Company's software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that are probable losses.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8.    Stockholders' Equity (Deficiency)

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

        As of June 30, 2007, the Company's Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of common stock. As of June 30, 2008 and 2007, there were 56,719,864 and 53,798,643 shares of common stock issued and 54,579,846 and 53,798,643 shares of common stock outstanding, respectively.

        In August 2007 the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the Company to repurchase shares of its common stock. Under the plan, the Company has the ability to acquire up to $25.0 million of common shares in the open market over a period of one year. As of June 30, 2008, the Company had repurchased 2,140,018 shares of its common stock for $24.0 million. Such shares were not retired nor returned to the status of authorized, unissued shares. Accordingly, such shares remain issued and classified as treasury stock as of June 30, 2008. The Company accounts for its treasury stock under the par value method. At June 30, 2008, the par value of the Company's treasury stock was immaterial.

        In October 2006, the Company repurchased 64,626 shares of common stock from a stockholder and former employee of the Company. Proceeds from the repurchase totaling $454,000 were used to settle two notes receivable from the stockholder of $206,000 and $227,000 and the related accrued interest on the notes.

Stock Option Plans

        In 1993, the Company's stockholders approved the 1993 Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, the Board of Directors is authorized to grant options to purchase up to 1,744,268 shares of common stock at fair value, as determined by the Board of Directors, to employees, directors and consultants.

        In 1998, the Company's stockholders approved the 1998 Equity Incentive Plan (the "1998 Plan"). Under the 1998 Plan, the Board of Directors is authorized to grant options to purchase up to 14,100,000 shares of common stock to employees, directors and consultants.

        In 2007, in connection with the Company's IPO, the Board of Directors approved the 2007 Incentive Award Plan (the "2007 Plan"). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 4,500,000 shares. As of June 30, 2007, the 1993 Plan and the 1998 Plan continued to remain in effect along with the 2007 Plan; however, options can no longer be granted from the 1993 and 1998 Plans.

        Only employees are eligible to receive incentive stock options. Non-employees may be granted non-qualified options. The Board of Directors has the authority to set the exercise price of all options granted, subject to the exercise price of incentive stock options being no less than 100% of the fair

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8.    Stockholders' Equity (Deficiency) (Continued)

value of a share of common stock on the date of grant; and no less than 85% of the fair value for non-qualified stock options.

        Generally, the Company's outstanding options vest at a rate of 25% per year. However, certain options granted to certain employees vest, and expense is recognized, based upon performance. Continued vesting typically terminates when the employment or consulting relationship ends.

        The maximum term of the options granted to persons who own at least 10% of the voting rights of all outstanding stock on the date of grant is 5 years. The maximum term of all other options is 10 years.

        The options outstanding and exercisable, by exercise price, at June 30, 2008 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.75	2,515,684	3.82	$0.75	2,515,684	$0.75
$0.85–$2.50	1,079,956	5.89	$1.99	1,060,458	$1.98
$3.00	23,000	2.38	$3.00	23,000	$3.00
$3.50	1,756,149	6.57	$3.50	1,481,630	$3.50
$3.75–$6.73	1,026,752	7.19	$4.82	696,803	$4.73
$7.81–$9.52	1,011,227	8.29	$9.33	389,155	$9.44
$9.56–$13.83	1,026,481	8.66	$11.74	243.049	$10.69
$15.22–$23.11	493,969	9.29	$16.86	39,628	$17.21
$24.14	97,500	8.91	$24.14	28,281	$24.14
$28.47	182,113	8.69	$28.47	88,832	$28.47

	9,212,831	6.43	$5.70	6,566,520	$3.46

        The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company's common stock on June 30, 2008 of $7.46 and the exercise price of the options) that would have been received by option holders if all options exercised had been exercised on June 30, 2008. The total intrinsic value of options exercised in the years ended June 30, 2008, 2007 and 2006 was approximately $29.2 million, $26.3 million and $2.5 million, respectively. Cash received from option exercises for the years ended June 30, 2008 and 2007 were $4.4 million and $1.7 million, respectively. Cash received from option and warrant exercises for the year ended June 30, 2006 was $705,000.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8.    Stockholders' Equity (Deficiency) (Continued)

        Option activity during the year ended June 30, 2008 was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value as of June 30, 2008
Balance at June 30, 2007	10,791,875	$3.79
Options granted	1,220,930	$14.17
Options forfeited	(235,466)	$5.71
Options exercised	(2,564,508)	$1.70

Balance at June 30, 2008	9,212,831	$5.70	6.43	$32,561,844

Vested or Expected to vest at June 30, 2008	8,997,584	$5.55	6.38	$32,475,057

Exercisable at June 30, 2008	6,566,520	$3.46	5.66	$30,563,269

        As of June 30, 2008, there was approximately $23.9 million, net of estimated forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.29 years. The Company's current practice is to issue new shares to satisfy share option exercises. The total fair value of shares vested during the years ended June 30, 2008, 2007 and 2006 was $14.3 million, $9.5 million and $8.4 million, respectively.

        The weighted average fair value of options granted was $8.14, $11.40 and $5.53 per share for the years ended June 30, 2008, 2007 and 2006, respectively.

Restricted Stock Units

        Restricted stock units granted generally vest at a rate of 25% per year. However, certain RSU's granted vest 10% upon the first anniversary year of the grant date, 20% upon the second anniversary year of the grant date, 30% upon the third anniversary year of the grant date and 40% upon the fourth anniversary year of the grant date. Compensation charges for such graded RSU's are recognized using the straight-line method. Continued vesting typically terminates when the employment relationship ends.

        As of June 30, 2008, there was approximately $16.6 million of unrecognized compensation cost related to RSU's, which is expected to be recognized over a weighted-average period of 2.76 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8.    Stockholders' Equity (Deficiency) (Continued)

        Combined activity under the 1993 Plan, 1998 Plan and 2007 Plan (the "Plans") was as follows:

	Shares Available For Grant	Number of Options	Weighted Average Exercise Price	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at June 30, 2005	90,782	10,497,394	$1.67	—	$—
Additional shares reserved	2,900,000	—	$—	—	$—
Grants	(1,407,883)	1,407,883	$4.80	—	$—
Forfeitures	573,333	(573,333)	$2.15	—	$—
Exercises or releases	—	(431,659)	$1.25	—	$—

Balance at June 30, 2006	2,156,232	10,900,285	$2.07	—	$—
Additional shares reserved	4,500,000	—	$—	—	$—
Plan shares expired	(987,662)	—	$—	—	$—
Grants	(2,440,289)	1,775,774	$12.50	664,515	$28.17
Forfeitures	360,500	(344,315)	$5.93	(16,185)	$28.47
Exercises or releases	—	(1,539,869)	$1.14	—	$—

Balance at June 30, 2007	3,588,781	10,791,875	$3.79	648,330	$28.16

Plan shares expired	(209,829)	—	$—	—	$—
Grants	(1,481,830)	1,220,930	$14.17	260,900	$14.55
Forfeitures	329,059	(235,466)	$5.71	(93,593)	$27.58
Exercises or releases	—	(2,564,508)	$1.70	(91,603)	$10.90

Balance at June 30, 2008	2,226,181	9,212,831	$5.70	724,034	$23.43

Employee Stock Purchase Plan

        Under the ESPP, the Company is authorized to issue up to 1,000,000 shares of common stock. Qualified employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of the Company's common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally occurring every six months. Employees' payroll deductions may not exceed 10% of their salary. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

        The ESPP was initiated in February 2007. As of June 30, 2008, there was approximately $460,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of 0.4 years. The weighted-average fair value of ESPP shares was $5.68 and $6.94 per share for the years ended June 30, 2008 and 2007, respectively.

Warrants

        In August 2002, in connection with the renegotiation of a contractual commitment with a distributor, the Company issued a warrant to purchase 525,000 shares of common stock at an exercise price of $1.00 per share. Using the Black-Scholes option pricing model, the Company estimated that the fair value of the warrant was $225,000 on the date of issue and recorded the warrant in additional

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8.    Stockholders' Equity (Deficiency) (Continued)

paid in capital. In February 2007, these warrants were exercised as a cashless exercise in which 495,833 shares of common stock were issued in connection with the Company's IPO.

        In connection with the Series B preferred stock financing in April 2001, the Company was obligated to issue up to 333,333 warrants to purchase common stock at a price per share of $10.00, based on the Company not meeting certain deadlines relating to an initial public offering of the Company's common stock. Using the Black-Scholes option pricing model, the Company estimated the fair value of the warrants to be $373,000 based on the following assumptions: fair value of a share of common stock equal to $3.00; term of 5 years; exercise price of $10.00; volatility of 75.0%; dividend rate of 0% and risk-free interest rate of 5.34%. The estimated fair value of the warrants was credited to additional paid-in capital with a corresponding debit to Series B preferred stock. During November 2005, warrants to purchase 16,666 shares of common stock were exercised, and the remaining 316,667 warrants expired unexercised in April 2006.

9.    Income Taxes

        For financial reporting purposes, "Income (loss) before provision for income taxes" included the following components (in thousands):

	June 30,
	2008	2007	2006
Domestic	$5,910	$(4,919)	$(33,120)
Foreign	340	747	(316)

Total worldwide	$6,250	$(4,172)	$(33,436)

        The provision for income taxes consisted of the following (in thousands):

	Years ended June 30,
	2008	2007	2006
Current:
Federal	$367	$558	$134
State	180	508	54
Foreign	244	378	70

Total current	791	1,444	258
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	76	—	—

Total deferred	76	—	—

Total provision	$867	$1,444	$258

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9.    Income Taxes (Continued)

        A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Years ended June 30,
	2008	2007	2006
U.S. federal taxes (benefit):
At federal statutory rate	$2,168	$(1,672)	$(11,304)
State tax, net of federal benefit	180	(218)	(1,571)
Stock-based compensation expense	1,209	2,311	1,894
Change in valuation allowance	(2,251)	1,912	11,277
Credits	(1,592)	(1,402)	(437)
Federal alternative minimum tax	367	558	134
Other	467	(423)	195
Foreign	319	378	70

Total	$867	$1,444	$258

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at June 30, 2008 and 2007 were as follows (in thousands):

	June 30,
	2008	2007
Deferred tax assets:
Federal and state net operating losses	$38	$4,205
Accrued vacation	853	964
Deferred revenue	22,769	27,108
Credits	6,062	4,457
Capitalized research and development	340	409
Stock-based compensation expense	8,030	4,511
Reserves not deductible for tax purposes	3,104	2,201
Other	1,711	1,268

Total deferred tax assets	42,907	45,123
Deferred tax liabilities:
Fixed assets	(525)	(404)

Total deferred tax liabilities	(525)	(404)
Valuation allowance	(42,382)	(44,719)

Net deferred tax assets:	$—	$—

        As of June 30, 2008, the Company had approximately $23.8 million and $16.5 million in federal and state net operating loss carryforwards, respectively, which expire in varying amounts beginning in 2019 for federal purposes and 2013 for state purposes. Such net operating loss carryforwards included excess tax benefits from employee stock option exercises which, in accordance with SFAS 123R, had not

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9.    Income Taxes (Continued)

been recorded in the Company's deferred tax assets. The Company will record approximately $9.2 million as a credit to additional paid in capital as and when such excess benefits are ultimately realized.

        In addition, as of June 30, 2008, the Company had federal and state research and development tax credits of approximately $3.9 million and $4.8 million, respectively. The federal research credits will begin to expire in 2025 and the state research credits have no expiration date.

        Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against its domestic and foreign net deferred tax assets due to the uncertainty surrounding the realization of such assets.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes ("FAS 109"), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 effective July 1, 2007.

        Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon review of the Company's reserves, the Company recognized a tax reserve for uncertain tax positions of $252,000 which was accounted for as a reduction to the July 1, 2007 balance of retained earnings. At the adoption date of July 1, 2007, the Company estimated that it had $4.8 million of unrecognized tax benefits, all of which would affect its income tax expense if recognized. Based on an analysis performed during the year the opening July 1, 2007 balance was reduced by approximately $3.5 million. This adjustment related to deferred tax assets which carried a full valuation allowance; therefore, there was no impact on the financial statements. Material changes in unrecognized tax benefits for the year ended June 30, 2008 total $3.4 million.

        The following is a roll forward of the Company's gross unrecognized tax benefit and liabilities associated with its uncertain tax positions for the year ended June 30, 2008 (in thousands):

Balance at July 1, 2007	$4,800
Revisions to opening unrecognized tax benefits	(3,467)
Tax positions related to current year:
Additions	291
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(244)
Settlements	—
Lapses in statutes of limitations	—

Balance at June 30, 2008	$1,380

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9.    Income Taxes (Continued)

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management does not believe there will be any material changes in the unrecognized tax benefits within the next 12 months.

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Such interest and penalties were immaterial as of June 30, 2008.

        The Company files income tax returns in the United States, various states and foreign jurisdictions. Due to attributes being carried forward, the statute of limitations remains open for the US federal jurisdiction and domestic states for tax years from 1999 and forward. The statute of limitations in France remains open from 2005, and Hong Kong remains open from 2002.

10.    Other Income (Expense)

        For the years ended June 30, 2008, 2007 and 2006, other income (expense) consisted of the following (in thousands):

	Years ended June 30,
	2008	2007	2006
Interest income	$7,679	$4,261	$501
Foreign currrency transaction gain	153	—	—
Realized gain on investments	9	—	—
Other	—	—	2

Total interest and other income	$7,841	$4,261	$503

	Years ended June 30,
	2008	2007	2006
Interest expense	$(173)	$(157)	$(324)
Foreign currrency transaction loss	—	(131)	(21)
Loss on asset disposition	(188)	(249)	(44)
State sales and local taxes	(295)	(194)	(23)
Other	(1)	—	(35)

Total interest and other expense	$(657)	$(731)	$(447)

11.    Related Party Transactions

        The Company recognized related party revenue of $734,000, $3.8 million and $195,000, during the years ended June 30, 2008, 2007 and 2006, respectively, relating to products and services provided to Stanford. The Company's former Chief Executive Officer, Dr. John R. Adler, Jr., is an active member of the faculty at Stanford. Currently, he is a member of the Board of Directors and he holds the position of Professor of Neurosurgery and Radiation Oncology at Stanford. At June 30, 2008 and 2007, amounts of $231,000 and $231,000, respectively, were recorded as deferred revenue and advances relating to related party payments made by Stanford. At June 30, 2008 and 2007, no related party

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11.    Related Party Transactions (Continued)

amounts were due from Stanford. The Company also has a license agreement with Stanford as disclosed in Note 7.

        In April 2006, the Company entered into a consulting agreement with Dr. Adler, which terminated any prior consulting agreements. Under this consulting agreement, Dr. Adler was entitled to receive a maximum compensation of $137,000 per year, payable at the beginning of each quarter beginning on April 1, 2006. In April 2007, the Company entered into a new consulting agreement with Dr. Adler, which terminated the prior consulting agreement. Under this consulting agreement, Dr. Adler was entitled to receive a maximum compensation of $149,100 per year, payable at the beginning of each quarter beginning on April 1, 2007.

        In April 2008, the Company entered into a new consulting agreement with Dr. Adler, which terminated the prior consulting agreements discussed above. Under the new consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $167,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2008. This agreement has a term of one year and will renew for successive one-year periods, unless either party provides 30 days' written notice of termination prior to the expiration of each one-year period. The Company recognized consulting expense for Dr. Adler in the amounts of $154,000, $178,000 and $155,000 for the years ended June 30, 2008, 2007 and 2006, respectively, pursuant to these agreements.

        The Company recognized related party revenue of $1.2 million, $5.3 million and $5.6 million during the years ended June 30, 2008, 2007 and 2006, respectively, relating to products and services provided to Meditec. Meditec's parent, Marubeni Corporation, was a common stockholder of the Company. Marubeni Corporation transferred its interest in the Company during September 2007 and is no longer a stockholder of record of the Company as of June 30, 2008. At June 30, 2008 and 2007, $0 and $20.1 million, respectively, were recorded as deferred revenue and advances relating to related party payments made by Meditec for certain products and services. At June 30, 2008 and 2007, no amounts were due from Meditec.

        The Company recognized related party revenue of $0, $0 and $130,000 during the years ended June 30, 2008, 2007 and 2006, relating to products and services provided to President Medical Technology Co. ("President"). President is related to President International Investment Holdings, Ltd., which is a common stockholder of the Company. In May 2006, President International Investment Holdings, Ltd. sold all of its interest in President. At June 30, 2008 and 2007, no amounts were recorded as deferred revenue and advances relating to related party payments made by President, nor were related party amounts due.

12.    Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $845,000, $730,000 and $528,000 to the 401(k) Plan during the years ended June 30, 2008, 2007 and 2006, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13.    Quarterly Financial Data (unaudited)

	Quarters ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(in thousands, except per share data)
Net revenue	$48,646	$52,038	$58,758	$50,939
Gross profit	$25,911	$27,862	$26,283	$26,896
Net income	$2,265	$2,343	$584	$191
Basic net income per share	$0.04	$0.04	$0.01	$0.00
Diluted net income per share	$0.04	$0.04	$0.01	$0.00
Shares used in basic per share calculation	54,025	54,737	54,856	54,506
Shares used in diluted per share calculation	61,154	61,293	60,125	58,854

	Quarters ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(in thousands, except per share data)
Net revenue	$32,771	$26,347	$37,340	$43,994
Gross profit	$19,303	$14,702	$21,118	$24,916
Net income (loss) before cumulative effect of change in accounting principle	$1,120	$(7,291)	$(785)	$502
Net income (loss)(1)	$1,958	$(7,291)	$(785)	$502
Basic net income (loss) per share	$0.05	$(0.45)	$(0.02)	$0.01
Diluted net income (loss) per share	$0.04	$(0.45)	$(0.02)	$0.01
Shares used in basic per share calculation	41,445	16,209	37,018	53,732
Shares used in diluted per share calculation	49,851	16,209	37,018	62,553

(1)
Includes $838,000 in the quarter ended September 30, 2006 for the cumulative effect of a change in accounting principle for the adoption of FAS 123R.

14.    Subsequent Event

        On July 29, 2008, the Company and Morphormics, Inc. ("Morphormics") entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company's treatment planning software. Such investment will not include any governance rights in Morphormics. The equity investment afforded the Company an interest of approximately 8% in the Morphormics upon execution.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES AND MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a)    Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Annual Report on Form 10-K, due to the material weakness in internal control over financial reporting as discussed below under "Report of Management on Internal Control Over Financial Reporting," our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b)    Report of Management on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2007, material weaknesses and significant deficiencies in our internal controls over financial reporting were identified in prior years. Those material weaknesses and significant deficiencies related to a lack of segregation of duties, inadequate review procedures and the misapplication of accounting policies, related to revenue recognition and stock-based compensation. Throughout the year ended June 30, 2008, we implemented procedures designed to correct these material weaknesses and significant deficiencies noted above, including implementation of new processes and controls, the expansion of our accounting staff to efficiently and timely execute our new procedures and enhancement of the training and education for our finance and accounting personnel.

        During the year ended June 30, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of internal controls over financial reporting. Although we noted that our remediation efforts had been partly successful, including those related to segregation of duties and stock-based compensation, we continued to identify control deficiencies. The deficiencies consisted of a combination of inadequate communication and review procedures, and misapplication of accounting policies relating to our accounting for revenue transactions that resulted in accounting adjustments during the period. Management has determined that these control deficiencies aggregate to form a material weakness.

        We recognize revenue from a range of transactions including CyberKnife system sales, our shared ownership program and services. The CyberKnife system is a complex product that contains both hardware and software elements. The complexity of the CyberKnife system and of our financial model requires us to process a broader range of financial transactions, particularly related to revenue recognition, than would be required by a company with a less complex financial model. We will continue to implement procedures designed to correct this material weakness, including implementing additional processes and controls, further expanding our accounting staff to efficiently and timely execute our procedures and further enhancing the training and education for both finance and non-finance personnel involved with our revenue transactions.

        Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2008, based upon the framework in "Internal Control—Integrated Framework".

        Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal controls over financial reporting as of June 30, 2008.

  Changes in Internal Control over Financial Reporting.

        As noted above, for the fiscal year ended June 30, 2008, we reported one material weakness. Our efforts to remediate this material weakness in our internal controls over financial reporting, related to revenue recognition, consist of the following corrective actions: (i) hiring additional qualified finance and accounting personnel; (ii) strengthening our processes and procedures related to complex revenue recognition transactions; and (iii) providing additional training for both finance and non-finance personnel involved with our revenue transactions. However, even after these corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks.

        There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Accuray Incorporated

        We have audited Accuray Incorporated and subsidiaries' (the "Company") internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.

        Exceptions were identified in the operation of the Company's internal controls over accounting for revenue transactions. Those exceptions related to inadequate communication and review procedures and the misapplication of accounting policies that aggregated to form a material weakness.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Accuray Incorporated and subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Accuray Incorporated and subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended June 30, 2008. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated September 5, 2008, which expressed an unqualified opinion on those financial statements.

        We do not express an opinion or any other form of assurance on the corrective actions and other changes in internal controls reported in the Report of Management on Internal Control over Financial Reporting.

/s/ GRANT THORNTON LLP San Francisco, California September 5, 2008

Item 9B.    OTHER INFORMATION

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Corporate Governance

        The information in our 2008 Proxy Statement regarding Directors and Executive officers appearing under the headings "Proposal One—Election of Directors", "Corporate Governance and Board of Directors Matters", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        In addition, the information in our 2008 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

        There have been no material changes to the procedures by which stockholders may recommend nominees to our Board.

Code of Conduct and Ethics

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information in our 2008 Proxy Statement appearing under the headings "Executive Compensation", "Report of the Compensation Committee", "Compensation Discussion and Analysis", and "Compensation Committee Interlocks and Insider Information" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2008 Proxy Statement appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

  Equity Compensation Plan Information

        The following table sets forth as of June 30, 2008 certain information regarding our equity compensation plans. All of our equity compensation plans have been approved by our security holders.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)(1)
Equity compensation plans approved by security holders	9,212,831	$5.70	2,226,181
Equity compensation plans not approved by security holders	—	—	—

Total	9,212,831	$5.70	2,226,181

(1)
Includes securities to be issued upon vesting of 724,034 restricted stock units at a grant date fair value of $23.43.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2008 Proxy Statement appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2008 Proxy Statement appearing under the headings "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements

        The financial statements of Accuray Incorporated are set forth in Item 8 of this Report.

(b)   Financial Statement Schedules

	SCHEDULE II Valuation and Qualifying Accounts
	Beginning Balance	Charges (Deductions) to Operations	Write-offs	Ending Balance
Accounts receivable allowances
Year ended June 30, 2006	$45	(21)	(4)	$20
Year ended June 30, 2007	$20	2	(2)	$20
Year ended June 30, 2008	$20	30	(23)	$27

(c)   Exhibits

        The following exhibits are incorporated by reference or filed herewith.

2.1		Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.(1)
3.2		Amended and Restated Certificate of Incorporation of Registrant.(1)
3.4		Amended and Restated Bylaws of Registrant.(1)
4.2
Investors' Rights Agreement dated October 30, 2006 by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock.(1)
4.3		Form of Common Stock Certificate.(1)
10.1
Industrial Complex Lease dated July 14, 2003 by and between Registrant and MP Caribbean, Inc., as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.(1)
10.1	(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.(2)
10.2		Standard Industrial Lease effective as of June 30, 2005 by and between Registrant and The Realty Associates Fund III, L.P.(1)
10.3	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.(1)
10.4	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.(1)
10.5	*	Accuray Incorporated 2007 Incentive Award Plan and forms of agreements relating thereto.(1)
10.6	*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.(1)
10.7	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.(1)
10.8	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Euan S. Thomson, Ph.D.(1)
10.9	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Chris A. Raanes.(1)
10.10	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Robert E. McNamara.(1)
10.11		Offer Letter dated July 22, 2004 by and between Registrant and John W. Allison, Ph.D.(1)
10.12	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Eric Lindquist.(1)
10.13	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Wade Hampton.(1)
10.16		License Agreement effective as of December 12, 2004 by and between Registrant and American Science and Engineering, Inc.(1)

10.17		Assignment & Assumption of License and Consent by Supplier effective as of January 10, 2005 by and among Registrant, American Science and Engineering, Inc., Yuri Batygin, and Anatoliy Zapreier.(1)
10.18		Nonexclusive End-User Software License Agreement dated September 9, 2005 by and between Registrant and The Regents of the University of California.(1)
10.19		License Agreement effective as of July 9, 1997 by and between Registrant and The Board of Trustees of the Leland Stanford Junior University.(1)
10.20
Manufacturing License and Technology Transfer Agreement effective as of January 28, 1991 by and between Registrant and Schonberg Radiation Corporation, as amended on April 15, 1996 and November 11, 2002.(1)
10.21		Non-Exclusive System Partner Agreement effective as of September 23, 2005 by and between Registrant and KUKA Robotics Corporation.(1)
10.22		Consulting Agreement effective as of March 11, 2004 by and between Registrant and Forte Automation Systems, Inc.(1)
10.23		Amended and Restated International Distributor Agreement effective as of April 1, 2004 by and between Registrant and President Medical Technologies Co., Ltd. Inc.(1)
10.24		Commission Agreement effective as of August 10, 2006 by and between Registrant and President Medical Technologies Co., Ltd. Inc.(1)
10.25		Assignment Agreement effective as of December 29, 2004 by and between President Medical Technologies Co., Ltd. Inc. and Cowealth Medical Science & Biotechnology Incorporated.(1)
10.26		International Distributor Agreement dated January 21, 2004 by and between Registrant and Chiyoda Technol Corporation.(1)
10.27		Separation Agreement and Release effective as of April 14, 2006 by and between Registrant and John W. Allison, Ph.D.(1)
10.28		Asset Purchase Agreement effective as of December 12, 2004 by and between the Registrant and American Science and Engineering, Inc.(1)
10.29		Exclusive Manufacturing Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)
10.30		Letter Agreement dated May 20, 2003 by and between the Registrant and Meditec Corporation.(1)
10.31	†	CyberKnife Transfer Agreement effective as of March 6, 2006 by and between the Registrant, Marubeni Corporation and Meditec Corporation.(1)
10.32	†	Patent and Trademark License Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)
10.33	††	Distribution and Remarketing Agreement dated April 3, 2007 by and between the Registrant and Siemens Medical Solutions, Oncology Care Systems Group.(2)
10.34	††	License and Development Agreement dated April 27, 2007 by and between the Registrant and CyberHeart, Inc.(2)
10.35		Independent Contractor Agreement effective as of April 1, 2008 by and between Registrant and John R. Adler, M.D.

10.36	*	Employment Terms Letter dated May 3, 2007 by and between Registrant and Christopher Mitchell.(2)
10.37	*	Employment Terms Letter effective as of July 2, 2007 by and between Registrant and Theresa Dadone.(2)
21.1		List of subsidiaries.
23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.
24.1		Power of Attorney (see page 125)
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the same numbered exhibit to Amendment No. 6 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2007 (No. 333-138622).

(2)
Incorporated by reference to Registrant's Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission on August 31, 2007.

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

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 9th day of September 2008.

ACCURAY INCORPORATED
By:	/s/ EUAN S. THOMSON, PH.D. Euan S. Thomson, Ph.D. President and Chief Executive Officer
By:	/s/ ROBERT E. MCNAMARA Robert E. McNamara Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Euan S. Thomson, Ph.D. and Robert E. McNamara, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ EUAN S. THOMSON, PH.D Euan S. Thomson, Ph.D	President and Chief Executive Officer and Director (principal executive officer)	September 9, 2008
/s/ ROBERT E. MCNAMARA Robert E. McNamara	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	September 9, 2008
/s/ WAYNE WU Wayne Wu	Chairman of the Board and Director	September 9, 2008

Signature	Title	Date

/s/ JOHN R. ADLER, JR., M.D. John R. Adler, Jr., M.D.	Director	September 9, 2008
/s/ TED T. C. TU Ted T. C. Tu	Director	September 5, 2008
/s/ ROBERT S. WEISS Robert S. Weiss	Director	September 5, 2008
/s/ LI YU Li Yu	Director	September 8, 2008
/s/ JOHN WAREHAM John Wareham	Director	September 8, 2008
/s/ ELIZABETH DÁVILA Elizabeth Dávila	Director	September 8, 2008

 Exhibit Index

Exhibit No.
2.1		Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.(1)
3.2		Amended and Restated Certificate of Incorporation of Registrant.(1)
3.4		Amended and Restated Bylaws of Registrant.(1)
4.2
Investors' Rights Agreement dated October 30, 2006 by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock.(1)
4.3		Form of Common Stock Certificate.(1)
10.1
Industrial Complex Lease dated July 14, 2003 by and between Registrant and MP Caribbean, Inc., as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.(1)
10.1	(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.(2)
10.2		Standard Industrial Lease effective as of June 30, 2005 by and between Registrant and The Realty Associates Fund III, L.P.(1)
10.3	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.(1)
10.4	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.(1)
10.5	*	Accuray Incorporated 2007 Incentive Award Plan and forms of agreements relating thereto.(1)
10.6	*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.(1)
10.7	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.(1)
10.8	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Euan S. Thomson, Ph.D.(1)
10.9	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Chris A. Raanes.(1)
10.10	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Robert E. McNamara.(1)
10.11		Offer Letter dated July 22, 2004 by and between Registrant and John W. Allison, Ph.D.(1)
10.12	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Eric Lindquist.(1)
10.13	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Wade Hampton.(1)
10.16		License Agreement effective as of December 12, 2004 by and between Registrant and American Science and Engineering, Inc.(1)

Exhibit No.
10.17		Assignment & Assumption of License and Consent by Supplier effective as of January 10, 2005 by and among Registrant, American Science and Engineering, Inc., Yuri Batygin, and Anatoliy Zapreier.(1)
10.18		Nonexclusive End-User Software License Agreement dated September 9, 2005 by and between Registrant and The Regents of the University of California.(1)
10.19		License Agreement effective as of July 9, 1997 by and between Registrant and The Board of Trustees of the Leland Stanford Junior University.(1)
10.20
Manufacturing License and Technology Transfer Agreement effective as of January 28, 1991 by and between Registrant and Schonberg Radiation Corporation, as amended on April 15, 1996 and November 11, 2002.(1)
10.21		Non-Exclusive System Partner Agreement effective as of September 23, 2005 by and between Registrant and KUKA Robotics Corporation.(1)
10.22		Consulting Agreement effective as of March 11, 2004 by and between Registrant and Forte Automation Systems, Inc.(1)
10.23		Amended and Restated International Distributor Agreement effective as of April 1, 2004 by and between Registrant and President Medical Technologies Co., Ltd. Inc.(1)
10.24		Commission Agreement effective as of August 10, 2006 by and between Registrant and President Medical Technologies Co., Ltd. Inc.(1)
10.25		Assignment Agreement effective as of December 29, 2004 by and between President Medical Technologies Co., Ltd. Inc. and Cowealth Medical Science & Biotechnology Incorporated.(1)
10.26		International Distributor Agreement dated January 21, 2004 by and between Registrant and Chiyoda Technol Corporation.(1)
10.27		Separation Agreement and Release effective as of April 14, 2006 by and between Registrant and John W. Allison, Ph.D.(1)
10.28		Asset Purchase Agreement effective as of December 12, 2004 by and between the Registrant and American Science and Engineering, Inc.(1)
10.29		Exclusive Manufacturing Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)
10.30		Letter Agreement dated May 20, 2003 by and between the Registrant and Meditec Corporation.(1)
10.31	†	CyberKnife Transfer Agreement effective as of March 6, 2006 by and between the Registrant, Marubeni Corporation and Meditec Corporation.(1)
10.32	†	Patent and Trademark License Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)
10.33	††	Distribution and Remarketing Agreement dated April 3, 2007 by and between the Registrant and Siemens Medical Solutions, Oncology Care Systems Group.(2)
10.34	††	License and Development Agreement dated April 27, 2007 by and between the Registrant and CyberHeart, Inc.(2)

Exhibit No.
10.35		Independent Contractor Agreement effective as of April 1, 2008 by and between Registrant and John R. Adler, M.D.
10.36	*	Employment Terms Letter dated May 3, 2007 by and between Registrant and Christopher Mitchell.(2)
10.37	*	Employment Terms Letter effective as of July 2, 2007 by and between Registrant and Theresa Dadone.(2)
21.1		List of subsidiaries.
23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.
24.1		Power of Attorney (see page 125)
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the same numbered exhibit to Amendment No. 6 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2007 (No. 333-138622).

(2)
Incorporated by reference to Registrant's Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission on August 31, 2007.

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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ACCURAY INCORPORATED YEAR ENDED JUNE 28, 2008 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1A. Risk Factors
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ACCURAY INCORPORATED INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Accuray Incorporated Consolidated Balance Sheets (in thousands, except share and per share amounts)
Accuray Incorporated Consolidated Statements of Operations (in thousands, except per share amounts)
Accuray Incorporated Consolidated Statement of Stockholders' Equity (Deficiency) (in thousands, except share amounts)
Accuray Incorporated Consolidated Statements of Cash Flows (in thousands)
Accuray Incorporated Notes to Consolidated Financial Statements
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES AND MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
Exhibit Index