Form 10-Q
period 2008-09-27
ACCURAY INC
filed 2008-12-19
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No

As of December 12, 2008, there were 55,557,431 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	June 30,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$27,196	$36,936
Restricted cash	5,411	4,830
Short-term marketable securities	91,471	85,536
Accounts receivable, net of allowance for doubtful accounts of $27 at both September 30, 2008 and June 30, 2008	24,969	33,918
Inventories	26,610	23,047
Prepaid expenses and other current assets	7,702	6,431
Deferred cost of revenue—current	23,527	31,667
Total current assets	206,886	222,365
Long-term marketable securities	37,988	37,014
Deferred cost of revenue—noncurrent	12,842	11,724
Property and equipment, net	16,846	17,140
Goodwill	4,495	4,495
Intangible assets, net	861	926
Other assets	1,381	1,340
Total assets	$281,299	$295,004
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,974	$12,962
Accrued compensation	9,155	7,504
Other accrued liabilities	5,028	4,369
Customer advances—current	17,131	22,331
Deferred revenue—current	76,057	87,455
Total current liabilities	120,345	134,621
Long-term liabilities:
Customer advances—noncurrent	2,500	2,900
Deferred revenue—noncurrent	26,749	26,720
Total liabilities	149,594	164,241
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 56,990,566 and 56,719,864 shares at September 30, 2008 and June 30, 2008, respectively; outstanding: 54,850,548 and 54,579,846 shares at September 30, 2008 and June 30, 2008, respectively	55	55
Additional paid-in capital	258,776	252,901
Accumulated other comprehensive loss	(2,821)	(1,067)
Accumulated deficit	(124,305)	(121,126)
Total stockholders’ equity	131,705	130,763
Total liabilities and stockholders’ equity	$281,299	$295,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2008	2007
Net revenue:
Products	$37,455	$36,984
Shared ownership program	1,036	2,312
Services	15,907	6,999
Other	1,459	2,351
Total net revenue	55,857	48,646
Cost of revenue:
Cost of products	14,744	16,440
Cost of shared ownership program	262	712
Cost of services	11,185	4,458
Cost of other	1,237	1,125
Total cost of revenue	27,428	22,735
Gross profit	28,429	25,911
Operating expenses:
Selling and marketing	13,480	10,156
Research and development	8,754	7,715
General and administrative	10,433	7,901
Total operating expenses	32,667	25,772
Income (loss) from operations	(4,238)	139
Other income (expense):
Interest and other income	1,158	2,674
Interest and other expense	(45)	(62)
Income (loss) before provision for income taxes	(3,125)	2,751
Provision for income taxes	54	486
Net income (loss)	$(3,179)	$2,265
Net income (loss) per share:
Basic net income (loss) per share	$(0.06)	$0.04
Shares used in computing basic net earnings per share	54,625	54,025
Diluted net income (loss) per share	$(0.06)	$0.04
Shares used in computing diluted net earnings per share	54,625	61,154
Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:
Cost of revenue	$632	$321
Selling and marketing	$1,045	$1,107
Research and development	$782	$675
General and administrative	$2,512	$2,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(3,179)	$2,265
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,638	1,818
Stock-based compensation	4,971	4,304
Loss on write-down of inventories	1,409	229
Loss on disposal of property and equipment	5	3
Changes in assets and liabilities:
Accounts receivable	9,015	(5,113)
Inventories	(5,332)	(2,288)
Prepaid expenses and other current assets	(1,043)	1,407
Deferred cost of revenue	7,138	5,607
Other assets	(29)	126
Accounts payable	(79)	(2,579)
Accrued liabilities	2,135	(3,081)
Customer advances	(5,693)	2,643
Deferred revenue	(11,477)	(16,760)
Net cash used in operating activities	(521)	(11,419)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,018)	(2,520)
Restricted cash	(581)	—
Purchase of marketable securities	(50,165)	—
Sale and maturity of marketable securities	41,500	—
Net cash used in investing activities	(10,264)	(2,520)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	922	1,431
Stock repurchases	—	(523)
Income tax benefits from employee stock plans	—	336
Net cash provided by financing activities	922	1,244
Effect of exchange rate changes on cash	123	(24)
Net decrease in cash and cash equivalents	(9,740)	(12,719)
Cash and cash equivalents at beginning of period	36,936	204,830
Cash and cash equivalents at end of period	$27,196	$192,111

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

The Company has formed eight wholly-owned subsidiaries: Accuray International SARL, located in Geneva, Switzerland, Accuray Europe SARL, located in Paris, France, Accuray UK Ltd, located in London, United Kingdom, Accuray Asia Limited, located in Hong Kong, SAR, Japan Accuray KK, located in Tokyo, Japan, Accuray Spain, S.L.U., located in Madrid, Spain, Accuray Medical Equipment (India) Private Ltd., located in New Delhi, India and Accuray Medical Equipment (SEA) Private Limited, located in Singapore.  The purpose of these subsidiaries is to market the Company’s products in the various countries in which they are located.

In November 2008, the Company formed a wholly-owned subsidiary, Accuray Medical Equipment (Rus) Limited Liability Company (“Accuray Russia”). The purpose of Accuray Russia is to market the Company’s products in Russia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2009 and 2008 are both comprised of 52 weeks.  For ease of presentation purposes, the condensed financial statements and notes refer to September 30 as the Company’s fiscal quarter end and June 30 as the Company’s fiscal year end.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation.

The accompanying condensed consolidated balance sheet as of September 30, 2008 and the condensed consolidated statements of operations, and cash flows for the three months ended September 30, 2008 and 2007 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2008 was derived from the Company’s audited consolidated financial statements as of that date.  The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s consolidated financial position as of September 30, 2008 and consolidated results of operations and cash flows for the three months ended September 30, 2008 and 2007.  The results for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending June 30, 2009 or for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates and assumptions made by the Company relate to stock-based compensation, valuation allowances for deferred tax assets, valuation of excess and obsolete inventories, impairment of long-lived assets and goodwill, deferred revenue and deferred cost of revenue. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in highly liquid investment accounts and money market accounts and amounted to $20.1 million and $30.7 million at September 30, 2008 and June 30, 2008, respectively. Cash and cash equivalent balances denominated in a foreign currency amounted to $1.9 million and $1.0 million at September 30, 2008 and June 30, 2008, respectively.

Marketable Securities

The Company’s marketable securities include fixed-income securities, commercial paper, term notes and marketable debt securities.  All marketable securities are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Realized gains and losses on the sale of marketable securities are recorded in other income (expense). The cost of securities sold is based on the specific identification method. Marketable securities with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term marketable securities. Long-term marketable securities include U.S. corporate debt securities with maturities beyond one year and auction rate securities for which recent auctions were unsuccessful.  The Company continues to hold these auction rate securities until a future auction is successful or a buyer is found outside of the auction process, which may occur beyond one year.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments including cash and cash equivalents, restricted cash, short-term marketable securities, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash, cash equivalents and marketable securities are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. These financial instruments are placed with a number of high-credit quality financial institutions, which limits the credit exposure from any one financial institution or instrument.

Accounts receivable are not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations. The Company’s allowance for doubtful accounts was approximately $27,000 at both September 30, 2008 and June 30, 2008.  There were no customers that represented more than 10% of revenue for the three months ended September 30, 2008. For the three months ended September 30, 2007, the Company had one customer that represented approximately 17% of revenue.  At both September 30, 2008 and June 30, 2008, the Company had three customers that represented approximately 60% and 44% of accounts receivable, respectively.

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

Revenue Recognition

The Company earns revenue from the sale of products, the operation of its shared ownership program, and the provision of related services, which include installation services, post-contract customer support (“PCS”), training and consulting. The Company’s products and upgrades to those products include software that is essential to the functionality of the products and accordingly, the Company accounts for the sale of its products pursuant to Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.

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

For arrangements with multiple elements, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for each element is based upon the Company’s standard rates charged for the product or service when such product or service is sold separately or based upon the price established by management having the relevant authority when that product or service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the CyberKnife system, based upon the “residual method” as prescribed by SOP No. 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions (“SOP 98-9”). If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, or (2) establishment of VSOE of fair value for all remaining undelivered elements.

CyberKnife sales with legacy service plans

For sales of CyberKnife systems with PCS arrangements that include specified or committed upgrades for which the Company has not established VSOE of fair value, all revenue is deferred and accounted for as described above. Once all such upgrade obligations have been delivered, all accumulated deferred revenue is recognized ratably over the remaining life of the PCS arrangement.

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

Other revenue – Japan upgrade services

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

PCS and maintenance services

Service revenue for providing PCS, which includes warranty services, extended warranty services, unspecified when and if available product updates and technical support is deferred and recognized ratably over the service period, generally one year, until no further obligation exists. At the time of sale, the Company provides for the estimated incremental costs of meeting product warranty if the incremental warranty costs are expected to exceed the related service revenues. Training and consulting service revenues that are not deemed essential to the functionality of the CyberKnife system are recognized as such services are performed.

Costs associated with providing PCS and maintenance services are expensed when incurred, except when those costs are related to units where revenue recognition has been deferred. In those cases, the costs are deferred until the recognition of the related revenue and are recognized over the period of revenue recognition.

Distributor sales

Sales to third party distributors are evidenced by distribution agreements governing the relationship together with binding purchase orders on a transaction-by-transaction basis. The Company records revenues from sales of CyberKnife systems to distributors based on a sell-through method where revenue is only recognized upon shipment of the product to the end user customer and once all other revenue recognition criteria are met including completion of all obligations under the terms of the purchase order. For sales of upgrades and accessories to distributors, revenue is recognized on either a sell-through or sell-in basis, depending upon the terms of the purchase order and once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exist, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

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

Shared ownership program

The Company also enters into arrangements under its shared ownership program with certain customers. Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the system, either at the end of the contractual period or in advance, at the customer’s request, at pre-determined prices. Under the terms of such program, the Company retains title to its CyberKnife system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront non-refundable payments from the customer are deferred and recognized as revenue over the contractual period. Revenues from the shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues in the condensed consolidated statements of operations. The Company recognized $1.0 million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively, of revenue from the shared ownership program.

Future minimum revenues under shared ownership arrangements as of September 30, 2008 are as follows (in thousands):

Years ending June 30,
2009 (remaining nine months)	$360
2010	480
2011	480
2012	480
2013 and thereafter	240
Total	$2,040

Total usage-based fee revenues, which are included in shared ownership program revenue, earned from the CyberKnife systems under the shared ownership program amounted to $912,000 and $1.7 million for the three months ended September 30, 2008 and 2007, respectively.

Under the terms of the shared ownership program, the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement. During the three months ended September 30, 2008 and 2007, $0 and $3.2 million of revenue, respectively, was recognized in the condensed consolidated statement of operations from a former shared ownership program customer that had purchased the shared ownership CyberKnife system.

The CyberKnife systems associated with the Company’s shared ownership program are recorded within property and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership program.

Long-term manufacturing contracts

The Company recognizes revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes any loss provisions from the total contract in the period such loss is identified. No contract revenue, related costs, or loss provisions were recorded for the three months ended September 30, 2008 and 2007. As of September 30, 2008 and June 30, 2008, costs of $1.5 million and $1.0 million, respectively, were recorded in deferred cost of revenue related to manufacturing non-medical linacs.

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

Research and Development Costs

Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary costs for research and development personnel, costs for materials used in research and development activities, costs for outside services and allocated portions of facilities and other corporate costs.  The Company has entered into research and clinical study arrangements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide.  These agreements support the Company’s internal research and development capabilities.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest.

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

The estimated fair value of the stock options granted was calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $6.75 and $8.99 per share during the three months ended September 30, 2008, and between $12.80 and $22.86 per share during the three months ended September 30, 2007.  The fair value of the Company’s common stock is determined by its closing market price as published by the Nasdaq Global Market. During the three months ended September 30, 2008 and 2007, the Company recognized $3.6 million and $3.2 million, respectively, of stock-based compensation expense for stock options granted to employees.  The following weighted-average assumptions were used to value options granted during the three months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,
	2008	2007
Risk-free interest rate	3.24%	4.44%
Dividend yield	—	—
Expected life	6.25	6.25
Expected volatility	62.6%	60.6%

During the three months ended September 30, 2008, the Company recognized $854,000 of stock-based compensation expense related to accelerated vesting of stock options and RSU’s in conjunction with non-recurring employee separation costs.

In January 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Incentive Award Plan (“2007 Plan”) and 2007 Employee Stock Purchase Plan (“ESPP”). The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123R.

Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates.  The estimated fair value of ESPP shares are calculated at the date of grant using the Black-Scholes option pricing model, using the fair value of common stock determined by the Company’s closing market price on the date of grant, as published by the Nasdaq Global Market.  Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term is based upon the offering period of the ESPP.  The risk-free rate for the expected term of the ESPP option is based on the U.S. Treasury Constant Maturity rate. For the three months ended September 30, 2008 and 2007, the Company recognized $268,000 and $255,000, respectively, of compensation expense related to its ESPP.  No ESPP shares were valued during the three months ended September 30, 2008 and 2007.

In connection with the 2007 Plan, the Company issued restricted stock units (“RSU’s”) and recognized $1.1 million and $817,000 of stock-based compensation expense, net of estimated forfeitures, for RSU’s granted during the three months ended September 30, 2008 and 2007, respectively.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits for the three months ended September 30, 2008 and 2007 were $0 and $336,000, respectively.  During the current quarter, the Company did not recognize any benefit from stock options.

At September 30, 2008 and June 30, 2008, capitalized stock-based compensation costs of $492,000 and $489,000, respectively, were included as components of inventory and deferred cost of revenue.

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

For the three months ended September 30, 2008 and 2007, the basic net income (loss) per share was based on weighted-average shares of 54,625,282 and 54,024,502, respectively.  For the three months ended September 30, 2008 and 2007, the diluted net income (loss) per share was based on weighted-average shares of 54,625,282 and 61,153,801, respectively.  The number of anti-dilutive shares excluded from the calculation of diluted income (loss) per share was as follows:

	Three Months Ended September 30,
	2008	2007
Options to purchase common stock	9,125,175	523,828
Restricted stock units	668,477	658,376
	9,793,652	1,182,204

The following table sets forth the basic and diluted per share computations:

	Three Months Ended September 30,
	2008	2007
Numerator:
Net income (loss) (in thousands)	$(3,179)	$2,265
Denominator:
Basic weighted-average shares outstanding	54,625,282	54,024,502
Stock options and restricted stock units	—	7,129,299
Diluted weighted-average shares of common stock outstanding	54,625,282	61,153,801
Basic net income (loss) per share:	$(0.06)	$0.04
Diluted net income (loss) per share:	$(0.06)	$0.04

Income Taxes

The Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates prior to the completion and filing of tax returns for such periods.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.  The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, research and development credit carry forwards and temporary differences.

The Company records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized.  Because of the uncertainty of the realization of the deferred tax assets, the Company has recorded a full valuation allowance against its domestic and foreign net deferred tax assets.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted the provisions of FIN 48 effective July 1, 2007.

As a result of the implementation of FIN 48, the Company recognized a tax reserve for uncertain tax positions of $252,000, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings.  Furthermore, the Company had $1.4 million of unrecognized tax benefits as of June 30, 2008, all of which would affect its income tax expense if recognized.  The unrecognized tax benefits mainly relate to federal and state net operating losses and research tax credits.  In the three months ended September 30, 2008, none of the related benefits have been realized.  The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Due to attributes being carried forward, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 1999 forward. The statute of limitations in France remains open from 2005 and Hong Kong remains open from 2002. The Company’s subsidiary, Accuray Europe SARL, is currently under French tax audit for the tax years 2005 to 2007. The Company does not expect the audit to result in any material findings or adjustments.

In accordance with FIN 48, the Company classifies interest and penalties as a component of tax expense.  Such interest and penalties were immaterial as of September 30, 2008.

The Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”), effective January 1, 2007. EITF 06-03 allows companies to choose either the gross basis or net basis of income statement presentation for taxes collected from customers and remitted to governmental authorities and requires companies to disclose such policy. The Company applies the net basis presentation for taxes collected from customers and remitted to government authorities.

Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the United States are not material.

Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2008	2007
United States (including Puerto Rico)	$42,251	$29,768
Europe	1,674	1,249
Asia (excluding Japan)	6,093	11,553
Japan	5,839	6,076
Total	$55,857	$48,646

Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company has not yet determined the impact this standard will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact this standard will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company has not yet determined the impact this standard will have on its consolidated financial statements.

3. FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), subject to the deferral provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157, on July 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS 157 contains three levels as follows:

Level 1 – Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 – Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•                  Quoted prices for similar assets or liabilities in active markets;

•                  Quoted prices for identical or similar assets in non-active markets;

•                  Inputs other than quoted prices that are observable for the asset or liability; and

•                  Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2008, according to the valuation techniques the Company used to determine their fair values.

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
	September 30, 2008	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$19,160	$19,160	$—	$—
Corporate notes	17,824	—	17,824	—
Commercial paper	39,777	—	39,777	—
U.S. government and governmental agency obligations	51,447	—	51,447	—
Auction-rate securities	20,411	—	—	20,411
Total	$148,619	$19,160	$109,048	$20,411

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2008. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. There were no realized and other-than-temporary unrealized gains or losses recorded in the Company’s condensed consolidated statements of operations due to changes in fair value for Level 3 assets and liabilities for the three months ended September 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)
Balance at June 30, 2008	$21,509
Total net gains or losses (realized and unrealized)
Included in net income (loss)	—
Included in other comprehensive income (loss)	(1,098)
Purchases, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at September 30, 2008	$20,411

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money market funds. Money market funds are classified as cash and cash equivalents on the Company’s condensed consolidated balance sheet.

Corporate notes. Corporate notes are floating-rate obligations that are payable on demand. These are classified as available-for-sale within short-term marketable securities on the Company’s condensed consolidated balance sheet. The market approach was used to value the Company’s variable-rate demand notes. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Commercial paper. Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 270 days. Of the $39.8 million held in commercial paper, $10.0 million is classified as cash and cash equivalents and $29.8 million is classified as short-term marketable securities on the Company’s condensed consolidated balance sheet. The portion in cash and cash equivalents represents highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less. The market approach was used to value the Company’s commercial paper. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

U.S. government and governmental agency obligations.  U.S. government and governmental agency obligations are issued by state and local governments and other governmental entities such as authorities or special districts. These are classified as short-term marketable securities on the Company’s condensed consolidated balance sheet. The market approach was used to value the Company’s U.S. government and governmental agency obligations. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Auction-rate securities. The Company has included the fair value of its auction-rate securities, classified as non-current assets on its condensed consolidated balance sheet, in the Level 3 category, as there are significant unobservable inputs to its cash-flow-based valuation model. The Company’s auction-rate securities consist of student loans that are substantially backed by the federal government. Beginning in February 2008, many of the Company’s auction-rate securities became illiquid as their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities cannot. As a result, the affected securities begin to pay interest under their default interest rate features. The Company will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) the securities are sold in a secondary market, or (d) the underlying notes mature. Currently no secondary market is active.

4. BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2008	June 30, 2008
Accounts receivable	$24,691	$33,264
Unbilled fees and services	305	681
	24,996	33,945
Less: Allowance for doubtful accounts	(27)	(27)
Accounts receivable, net	$24,969	$33,918

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in thousands):

	September 30, 2008	June 30, 2008
Raw materials	$8,721	$8,495
Work-in-process	7,427	4,594
Finished goods	10,462	9,958
Total inventories	$26,610	$23,047

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30, 2008	June 30, 2008
Furniture and fixtures	$3,426	$3,379
Computer and office equipment	7,120	6,912
Leasehold improvements	7,614	7,579
Machinery and equipment	13,209	12,287
CyberKnife shared ownership systems	3,970	3,951
	35,339	34,108
Less: Accumulated depreciation and amortization	(18,493)	(16,968)
Property and equipment, net	$16,846	$17,140

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2008 and 2007 was $1.6 million and $1.7 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program at September 30, 2008 and June 30, 2008 was $1.7 million and $1.6 million, respectively.

5. INVESTMENT IN MORPHORMICS, INC.

On July 29, 2008, the Company and Morphormics, Inc. (“Morphormics”) entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company’s treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company is required to consolidate Morphormics in its financial results under generally accepted accounting principles. The impact of this consolidation did not have a material impact on the Company’s results of operations, financial condition or cash flows.

6. GOODWILL AND OTHER PURCHASED INTANGIBLES

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

The amortization expense relating to intangible assets for both the three months ended September 30, 2008 and 2007 was approximately $65,000. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at September 30, 2008 and June 30, 2008 (in thousands):

	September 30, 2008	June 30, 2008
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(949)	(884)
Intangible assets, net	$861	$926

The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized intangible assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of September 30, 2008, is as follows (in thousands):

Years ending June 30,
2009 (remaining nine months)	194
2010	258
2011	258
2012	151
Total	$861

7. COMMITMENTS AND CONTINGENCIES

Royalty Agreements

In July 1997, the Company entered into a license and royalty agreement with Stanford University (“Stanford”) under which the Company has a non-exclusive license to use certain technology. Under this agreement, the Company is obligated to pay Stanford up to $10,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $25,000. Royalty expense recorded in cost of revenue or deferred cost of revenue was $45,000 and $30,000 for the three months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and June 30, 2008, the Company had accrued amounts of approximately $20,000 and $40,000, respectively, included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement.

In January 1999, the Company entered into a license and royalty agreement with Professor Dr. Achim Schweikard (“Schweikard”) of the University of Munich. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay Schweikard up to $5,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $5,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $45,000 and $30,000 for the three months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and June 30, 2008, the Company had accrued amounts of approximately $45,000 and $40,000, respectively, included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement.

In March 2007, the Company entered into a license and royalty agreement with Deutsches Krebsforschungszentrum (“DKFZ”), a German cancer research center. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay DKFZ $12,500 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $50,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $75,000 and $0 for the three months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and June 30, 2008, the Company had accrued amounts of approximately $113,000 and $38,000, respectively, included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement.

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

8. STOCK PLANS

In August 2007, the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the Company to repurchase shares of its common stock.  Under the plan, the Company has the ability to acquire up to $25.0 million of common shares in the open market over a period of one year.  No shares were repurchased during the three months ended September 30, 2008. As of September 30, 2008, the Company has repurchased 2,140,018 shares of its common stock for $24.0 million.  Such shares were not retired nor returned to the status of authorized, unissued shares.  Accordingly, such shares remain issued and classified as treasury stock as of September 30, 2008.  The Company accounts for its treasury stock under the par value method. At September 30, 2008, the aggregate par value of the Company’s treasury stock was immaterial. The stock repurchase plan expired in August 2008 and was not renewed by the Board of Directors.

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

In 2007, the Board of Directors approved the 2007 Incentive Award Plan (the “2007 Plan”). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 4,500,000 shares. As of September 30, 2008, the 1993 Plan and the 1998 Plan continued to remain in effect with respect to options previously granted under such plans; however, options can no longer be granted from the 1993 and 1998 Plans.

Only employees are eligible to receive incentive stock options; however, since the closing of the Company’s IPO only non-qualified options have been granted. Non-employees may be granted non-qualified options. The Board of Directors has the authority to set the exercise price of all options granted, subject to the exercise price of incentive stock options being no less than 100% of the fair value of a share of common stock on the date of grant; and no less than 85% of the fair value for non-qualified stock options.

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

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company’s common stock on September 30, 2008 and 2007 of $8.99 and $17.46, respectively, and the exercise price for stock options) that would have been received by option holders if all options had been exercised on September 30, 2008 and 2007. The total intrinsic value of options exercised in the three months ended September 30, 2008 and 2007 was approximately $1.3 million and $9.6 million, respectively. Cash received from option exercises for the three months ended September 30, 2008 and 2007 was $922,000 and $1.4 million, respectively. Option activity during the three months ended September 30, 2008 was as follows:

			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
	Options	average	contractual	value as of
	outstanding	exercise price	life (years)	September 30, 2008
Balance at June 30, 2008	9,212,831	$5.70
Options granted	575,050	$8.26
Options forfeited	(406,630)	$10.87
Options exercised	(256,076)	$3.60
Balance at September 30, 2008	9,125,175	$5.69	5.96	$40,972,139
Vested or Expected to vest at September 30, 2008	8,934,058	$5.58	5.90	$40,864,246
Exercisable at September 30, 2008	6,812,270	$3.92	5.03	$39,080,488

As of September 30, 2008, there was approximately $23.7 million, net of estimated forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.3 years. The Company’s current practice is to issue new shares to satisfy share option exercises. The total fair value of shares vested during the three months ended September 30, 2008 and 2007 was $4.0 million and $4.8 million, respectively.

The weighted average grant date fair values of options granted were $5.03 and $8.90 per share for the three months ended September 30, 2008 and 2007, respectively.

Employee Stock Purchase Plan

Under the ESPP, the Company is authorized to issue up to 1,000,000 shares of common stock. Qualified employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of the Company’s common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally occurring every six months. Employees’ payroll deductions may not exceed 10% of their salary. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

The ESPP was initiated in February 2007. As of September 30, 2008, there was approximately $181,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over the next two months. No ESPP shares were valued during the three months ended September 30, 2008 and 2007.

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

As of September 30, 2008, there was approximately $15.7 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years. Restricted stock unit activity for the three months ended September 30, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested resticted stock units at June 30, 2008	724,034	$23.43
Restricted stock units granted	20,300	$8.20
Forfeitures	(61,231)	$22.12
Releases	(14,626)	$7.74
Unvested resticted stock units at September 30, 2008	668,477	$23.24

Weighted-average grant date fair values for the three months ended September 30, 2008 and 2007 were $8.20 and $15.73, respectively.

9. RELATED PARTY TRANSACTIONS

The Company recognized related party revenue of $199,000 and $170,000 during the three months ended September 30, 2008 and 2007, respectively, relating to products and services provided to Stanford. The Company’s former Chief Executive Officer, Dr. John R. Adler, Jr., is an active member of the faculty at Stanford. Currently, he is a member of the Board of Directors and he holds the position of Professor of Neurosurgery and Radiation Oncology at Stanford. At September 30, 2008 and June 30, 2008, amounts of $942,000 and $231,000, respectively, were recorded as deferred revenue and advances relating to related party payments made by Stanford. At September 30, 2008, $998,000 was due from Stanford. At June 30, 2008, no related party amounts were due from Stanford. The Company also recorded $28,000 and $0 of expense during the three months ended September 30, 2008 and 2007, respectively, relating to research grants with Stanford to support customer studies related to the Company’s CyberKnife systems. The Company also has a license agreement with Stanford as disclosed in Note 7.

In April 2007, the Company entered into a new consulting agreement with Dr. Adler, which terminated any prior consulting agreements. Under this  consulting agreement, Dr. Adler was entitled to receive a maximum compensation of $149,100 per year, payable at the beginning of each quarter beginning on April 1, 2007.

In April 2008, the Company entered into a new consulting agreement with Dr. Adler, which terminated the prior consulting agreements discussed above. Under the new consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $167,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2008. This agreement has a term of one year and will renew for successive one-year periods, unless either party provides 30 days’ written notice of termination prior to the expiration of each one-year period. The Company recognized consulting expense for Dr. Adler in the amounts of $42,000 and $37,000 for the three months ended September 30, 2008 and 2007, respectively, pursuant to these agreements.

The Company recognized related party revenue of $0 and $1.2 million during the three months ended September 30, 2008 and 2007, respectively, relating to products and services provided to Meditec. Meditec’s parent, Marubeni Corporation, was a common stockholder of the Company. Marubeni Corporation transferred its interest in the Company during September 2007 and is no longer a stockholder of record of the Company as of September 30, 2008. At September 30, 2008 and June 30, 2008, no related party amounts were recorded as deferred revenue or advances relating to related party payments made by Meditec for products and services. At September 30, 2008 and June 30, 2008, no amounts were due from Meditec.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2008 and results of operations for the three months ended September 30, 2008 and 2007 should be read together with our financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended June 30, 2008. We encourage you to read that section carefully.

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

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 75 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India and Singapore. As of September 30, 2008, we had 56 sales personnel in our sales organization.

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of September 30, 2008, we had 145 CyberKnife systems installed at customer sites, including 142 sold and three pursuant to our shared ownership program. Of the 145 systems installed, 95 are in the Americas, 20 are in Japan, 18 are in Asia and 12 are in Europe.

Under our shared ownership program, we retain title to the CyberKnife system while the customer has use of the system. Our shared ownership contracts generally require a minimum monthly payment from the customer, and we may earn additional revenue through the use of the system at the site. Generally, minimum monthly payments are equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. We expect to continue to offer our shared ownership program to new customers and expect the number of installed units pursuant to revenue from our shared ownership program to increase in future periods, but to decrease as a percentage of total revenue as we recognize more revenue from CyberKnife systems sold to customers.

The shared ownership program typically has a term of five years, during which the customer has the option to purchase the system at pre-determined prices. At September 30, 2008, we had three systems installed under our shared ownership program. During the three months ended September 30, 2008 and 2007, $0 and $3.2 million, respectively,  of revenue was recognized in our condensed consolidated statement of operations from a former shared ownership program customer that had purchased the shared ownership CyberKnife system.

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

We generate revenue by selling the CyberKnife system and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current United States list price for the CyberKnife system ranges from approximately $4.2 million to $5.75 million depending upon system configuration and options purchased by the customer. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. Effective July 1, 2008, the Diamond plan lists for $495,000 per year and provides for annual renewals for five years including the one-year warranty period. The customer may cancel the service plan at any time. As of September 30, 2008, 113 of our customers had purchased service plans. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have future upgrade obligations. In these cases, revenue, including Cyberknife product revenue, is recognized ratably over the remaining life of the contract once all upgrade obligations have been satisfied.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For 2007, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule that resulted in a downward adjustment to the reimbursement rates for treatments using our technology in the hospital outpatient department. For the calendar year 2008, CMS published increased payment rates as compared to 2007.  The published rates for the calendar year 2008 are $3,930 for the first treatment (HCPCS code G0339) and $2,871 for each treatment thereafter, up to a maximum of five treatments (HCPCS code G0340).  On October 30, 2008, CMS issued final payment rates under these codes for 2009.  The final payment rate under HCPCS code G0339 for 2009 decreased to $3,803 and the final payment rate under code G0340 for 2009 decreased to $2,580. We do not anticipate the implementation of these reimbursement reductions to have a material impact on our consolidated financial position or results of operations.

In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the free-standing clinic setting. Payment is based on the physician fee schedule, and payment amounts are updated on an annual basis.   CMS has determined that planning for stereotactic radiosurgery procedures using our technology should be reported using several Category I Current Procedure Terminology (“CPT”) codes.

The American Medical Association, or AMA, issued guidance that CPT code 61793, which is a Category I CPT code describing physicians work delivering radiosurgery services, should be used for cranial and spinal procedures only. This created some potential uncertainty for physicians performing extracranial CyberKnife procedures, as their alternative method of billing for these procedures would be to use unlisted codes. In addition to CPT code 61793 for cranial and spinal procedures, Medicare administrators in certain geographic regions have recommended the use of unlisted codes for physicians to describe non-neurosurgical (or extracranial) procedures.  In 2008, AMA proposed new Category I CPT codes relating to physician reimbursement for stereotactic radiosurgery services. These proposed CPT codes will become effective January 1, 2009.  Under the guidelines for 2009 Medicare reimbursements, CMS will delete CPT code 61793 and replace it with the following CPT codes:  61796, 61797, 61798, 61799, 61800, 63620 and 63621, all relating to neurosurgical services that should be used for intracranial and spinal procedures only.  Medicare and third party payors will require the use of these new CPT codes to describe physician services of delivering treatment planning and treatment delivery using our technology for cranial and spinal procedures. The inability of physicians to obtain reimbursement under the new CPT codes or any related unlisted or successor CPT code could result in a material adverse effect on our business.

Our total net revenue was $55.9 million and $48.6 million for the three months ended September 30, 2008 and 2007, respectively. Our net income (loss) was ($3.2) million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively. Our net cash used in operating activities was $521,000 and $11.4 million during the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, our backlog (as further discussed under “Backlog” below) was approximately $644.4 million. The contingent portion of backlog was $192.9 at September 30, 2008. Contingent backlog consists of backlog associated with contracts that are subject to the satisfaction of contingencies prior to the customer becoming legally bound to proceed with the acquisition of a CyberKnife system. The non-contingent portion of backlog was $451.5 million at September 30, 2008.

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

Material Weakness in Internal Controls

Previously Reported Material Weakness

In connection with our evaluation of internal controls over financial reporting for the fiscal year ended June 30, 2008, we identified a material weakness relating to accounting for revenue transactions.

Our efforts to remediate the previously reported material weakness in our internal controls over financial reporting related to accounting for revenue transactions during the quarter ended September 30, 2008 consisted of the following corrective actions:

•         assessing existing and hiring additional qualified individuals in the finance and accounting organizations;

•         strengthening our processes and procedures related to complex revenue recognition transactions; and

•         providing additional training for both finance and non-finance personnel involved with our revenue transactions.

However, even after these corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks. We are still evaluating the design of these new procedures. Once placed in operation for a sufficient period of time, we will subject them to appropriate tests, in order to determine whether they are operating effectively.

Material Weakness Identified During the Quarter Ended September 30, 2008

The Audit Committee of our Board of Directors, with the assistance of independent counsel and other advisors, conducted an investigation of allegations made by a former employee regarding possible improprieties in handling and accounting for certain inventory items.  The investigation focused on the following issues:

•                  Whether reserves for certain excess and obsolete inventory were properly taken during the appropriate quarter;

•                  Whether expenses relating to inventory were properly taken during the appropriate quarter; and

•                  Whether certain inventory was properly scrapped during the quarter in which it was determined to be unusable.

Upon completion of the investigation, the Audit Committee and Management determined that an adjustment of approximately $1.3 million to inventory and cost of revenue was required during the quarter ended September 30, 2008 to reserve for certain obsolete inventory items.  No material prior period adjustments were identified, and it was therefore determined that there was no need for us to restate our financial statements for prior quarters or years.  As a result of the investigation, the Audit Committee and Management identified a material weakness in our internal control over financial reporting with respect to inventory processes and procedures due to a combination of inadequate communication, record retention, systems, and reporting procedures.  Specifically, the material weakness is comprised of the following components:

•                  controls were not adequately designed to ensure proper communication and controls over inventory handling processes and procedures; and

•                  controls were not adequately designed to ensure sufficient education and training of certain employees with respect to inventory handling processes and procedures (including record retention) and the relationship to financial reporting requirements and processes.

In an effort to remediate this material weakness, the Audit Committee has recommended, and management has agreed, to implement certain new processes and improvements to our internal controls in the near term, as well as to make certain other improvements to our systems.  Specifically, we are taking and will take the following actions, which we believe will improve our internal control over financial reporting and our disclosure controls and procedures:

•                  revise certain processes and procedures for inventory handling, the reporting of inventory transactions, and record retention of inventory documentation;

•                  improve electronic systems for inventory management to more efficiently and timely execute and record inventory handling, which systems should interact with our financial reporting systems;

•                  improve the training of our employees as it relates to inventory handling and the relationship to financial reporting requirements, as well as the importance of record retention and adhering to established processes; and

•                  review of qualifications and assessment of the Company’s needs with respect to personnel in areas related to inventory, and make appropriate personnel changes and increase supervision and training to effectuate the foregoing changes.

We will evaluate the design of these new procedures as they are placed in operation.  These new procedures will then be subjected to appropriate tests in order to determine whether they are operating effectively.

Although we have taken measures to remediate the material weaknesses mentioned above, as well as other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses, significant deficiencies and control deficiencies.

Financial Condition

Sales and Installation Cycle

The CyberKnife system has a relatively long sales and installation cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. The typical sales and installation cycle is up to 24 months in duration and involves multiple steps. Initial steps may include pre-selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife system, we typically negotiate and enter into a terms agreement setting forth the business and economic terms for the sale or acquisition of the CyberKnife system and multiyear service plan. After execution of a terms agreement, the customer typically has a specified window in which to complete final negotiation of legal terms for the sale or acquisition of the CyberKnife system. We bifurcated the process of negotiating agreements on business and legal terms in order to reduce the level of sales force involvement in negotiation of legal terms and improve the efficiency of our customer contracting process. Nevertheless, many customers, particularly in international markets, opt to negotiate a full purchase agreement at the time of sale.  The last step in the sales and installation cycle is installation of the CyberKnife system. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need, or CON, both of which must be granted by state and local government bodies. Recently, as a result of healthcare cost considerations and sensitivity to the cost of major capital equipment items, some state CON boards have become more conservative in the evaluation of CON applications.  This trend, if it continues, may make the CON process more protracted and uncertain.  In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. We typically receive a deposit at the time the terms agreement or full purchase agreement is entered into, or shortly thereafter, and the remaining balance for the sale of the CyberKnife system upon delivery and installation. The customer also typically selects a service plan at the time of signing a CyberKnife system terms agreement and enters into the service plan agreement prior to installation of the system.

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

Legacy Service Plans

Prior to introducing our Diamond plan, we offered our Platinum Elite multiyear service plan, or Platinum plan. These legacy service plans were structured so that we have an obligation to deliver two upgrades per year over the course of the multiyear service plan. If we fail to deliver the upgrades, our customers are entitled to receive a refund of up to $100,000 for each upgrade not offered. Beginning in November 2005, we phased out offering these legacy service plans to new customers.

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

Upgrades

Customers may purchase additional upgrades as optional extras prior to the delivery of all originally specified upgrade obligations. Such additional upgrades are considered elements of the original arrangement and associated revenues are deferred until the earlier of: (1) delivery of all elements, or (2) establishment of vendor specific objective evidence, or VSOE, of fair value for all undelivered elements. Sales of additional upgrades after delivery of all specified upgrade obligations, as stated in the original contract, are considered separate arrangements and are recognized once all revenue recognition criteria applicable to the separate arrangements are met.

Warranty

All customers purchasing a CyberKnife system receive a one-year warranty. In circumstances where we have VSOE of fair value for all undelivered elements, we recognize the CyberKnife system purchase price minus the fair value of one year of warranty upon installation, and we recognize the value of one year of warranty ratably over the twelve months following installation.

Shared Ownership Program Revenue

As of September 30, 2008, our shared ownership program involved U.S. sites only.  We recognize revenue monthly from our shared ownership program that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from our shared ownership program of $1.0 million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively. In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

The CyberKnife system shared ownership systems are recorded within property and equipment and are depreciated over their estimated life of ten years. Depreciation and warranty expense attributable to shared ownership systems are recorded within cost of shared ownership program as they are incurred.

Japan Customized Service Revenue

In May and December 2003, we entered into separate contractual arrangements to deliver customized services to our distributor in Japan for 22 CyberKnife systems previously sold. These customized services consist of two upgrade levels and are being delivered over an extended period concurrent with the distributor’s efforts to coordinate delivery with its end user customers. The obligations under the upgrade programs for these 22 systems were complete as of September 30, 2008. We do not plan to offer this customized service program in the future and instead expect to offer our standard multiyear service plans.

International Sales Revenue

For international sales, we recognize revenue once we have met all of our obligations associated with the sale agreement, other than for undelivered service elements for which we have VSOE of fair value. In most cases, this occurs after the distributor has shipped the unit to the end user, assuming all other obligations have been satisfied. Payments are sometimes secured through letters of credit. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification.

In situations with legacy plans where we have future obligations related to software upgrades that are subject to potential refunds, we defer revenue from the sale and service of the CyberKnife system until the final upgrade has been delivered and accepted. After we have delivered all upgrades associated with a service plan and thus eliminated any contractual right to a refund, we ratably recognize the revenue from the sale of the CyberKnife system and the plan over the remaining life of the contract or until we have VSOE of the fair value of remaining undelivered elements. Net revenue from international customers was $13.6 million and $18.9 million for the three months ended September 30, 2008 and 2007, respectively.

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

As of September 30, 2008, our backlog, as defined above, was approximately $644.4 million, compared to backlog of approximately $647.0 million as of June 30, 2008. Of the total backlog, $357.6 million represented CyberKnife system sales, as compared to $358.6 million as of June 30, 2008, and $286.8 million represented revenue from service plans and other recurring revenues, as compared to $288.4 million as of June 30, 2008. The contingent portion of backlog was $192.9 million at September 30, 2008, as compared to $187.3 million at June 30, 2008. Contingent backlog consists of backlog under contracts that are subject to the satisfaction of contingencies prior to the customer becoming legally bound to proceed with the acquisition of a CyberKnife system. The non-contingent portion of backlog was $451.5 million at September 30, 2008, as compared to $459.7 million at June 30, 2008. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. Although backlog includes contractual commitments from our customers, we may be unable to convert this entire backlog, including the entire non-contingent backlog, into recognized revenue due to factors outside our control.

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

Selling and marketing expenses. Selling and marketing expenses consist primarily of costs for personnel and costs associated with participation in medical conferences, physician symposia, and advertising and promotional activities. In future periods, we expect selling and marketing expenses to decrease as we decrease participation in trade shows and symposia and invest in other marketing and promotional activities, and to decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale. Marketing expenses may fluctuate from quarter to quarter due to the timing of major marketing events, such as significant trade shows.

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

General and administrative expenses.  General and administrative expenses consist primarily of compensation and related costs for finance, legal, and human resources, and external expenses related to accounting, legal and other consulting fees. In future periods, we expect general and administrative expenses to grow in absolute terms as we incur additional costs related to the overall growth of our business, but to decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale. However, we expect general and administrative expenses to decrease over the remainder of the current fiscal year due to non-recurring separation costs incurred during the first quarter.

Interest and other income.  Interest and other income consists primarily of interest earned on our cash and cash equivalents and investments.  We expect interest income to decrease in the near future in response to the recent decline in interest rates.

Interest and other expense. Interest and other expense consists primarily of losses from the disposal of property and equipment, state and local sales and use taxes, and interest payments.

Deferred Revenue—Legacy Multiyear Service Plans

We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum and Gold service plans, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring the cash received for the purchase of the CyberKnife system and multiyear service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied our obligations for delivery of upgrades under the plans, we recognize revenue ratably over the remaining life of the service plan. We have not offered these legacy multiyear service plans to new customers since we phased them out when we introduced our Diamond plan in November 2005, but continue to provide service for 44 legacy plans as of September 30, 2008. Therefore, our deferred revenue has been higher in certain periods where we have installed more units with legacy contracts, and it should decrease in future periods as we satisfy the contractual obligations and recognize the revenue associated with those installed units. However, we do not anticipate receiving significant incremental cash flow from operations related to these legacy contracts.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

                                                Net revenue

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Net revenue	$55,857	$48,646
Products	$37,455	$36,984
Shared ownership program	$1,036	$2,312
Services	$15,907	$6,999
Other	$1,459	$2,351

Total net revenue for the three months ended September 30, 2008 increased $7.2 million from the three months ended September 30, 2007.  During the three months ended September 30, 2008, five CyberKnife system units were installed, all of which were sold and none of which were attributable to our shared ownership program, compared to five units installed, including four units sold and one attributable to our shared ownership program in the three months ended September 30, 2007.  In accordance with our revenue recognition policy and reflecting the terms of our service plans, we recognized revenue associated with the sale of seven CyberKnife system units for the three months ended September 30, 2008, compared to 11 CyberKnife system units, including one unit that had been in our shared ownership program, for the three months ended September 30, 2007.

Product revenue for the three months ended September 30, 2008 increased $471,000 from the three months ended September 30, 2007. The increase was primarily attributable to an increase in the average selling price of CyberKnife systems during the three months ended September 30, 2008.  In addition, we recognize product revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations.  During the three months ended September 30, 2008 and 2007, we recognized product revenue attributable to these legacy multiyear plans for 19 units and 11 units, respectively.

Service revenue for the three months ended September 30, 2008 increased approximately $8.9 million from the three months ended September 30, 2007, primarily attributable to an increase in the number of customer sites under service plans. In addition, revenue for two platinum sites was recognized in full during the three months ended September 30, 2008. The final upgrades were installed for these sites at the end of their service contracts. Shared ownership program revenue for the three months ended September 30, 2008 decreased approximately $1.3 million from the three months ended September 30, 2007.  Subsequent to September 30, 2007, we sold 10 units that were formerly a part of our shared ownership program. We anticipate revenue from our shared ownership program will continue to decrease in future periods due to the sale of such units during fiscal 2008.  Revenue from upgrade services in Japan, classified as “Other revenue” in our consolidated statements of operations for the three months ended September 30, 2008, decreased approximately $892,000 from the three months ended September 30, 2007 due to a decrease in upgrade services provided to our installed systems in Japan.

Cost of revenue

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cost of revenue	$27,428	$22,735
% of net revenue	49.1%	46.7%
Gross Margin %	50.9%	53.3%

Total cost of revenue for the three months ended September 30, 2008 increased $4.7 million from the three months ended September 30, 2007. The increase was primarily attributable to an increased number of customer sites under service plans during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and the recognition of corresponding cost of sales for two platinum sites that were recognized in full during the three months ended September 30, 2008. The final upgrades were installed for these sites at the end of their service contracts. Cost of sales as a percentage of net revenue increased to 49.1% for the three months ended September 30, 2008 as compared to 46.7% for the three months ended September 30, 2007, primarily due to an increase in inventory reserves of $1.2 million for slow-moving and obsolete parts.

Selling and marketing expenses

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Sales and marketing	$13,480	$10,156
% of net revenue	24.1%	20.9%

Selling and marketing expenses for the three months ended September 30, 2008 increased $3.3 million from the three months ended September 30, 2007. The increase was primarily attributable to an increase of $1.4 million in trade show expenses related to the timing of the ASTRO trade show, which was held during the first quarter of this fiscal year but was held during the second quarter of the prior fiscal year and an increase of $647,000 in salaries and related costs largely due to increased headcount. In addition, commissions expense increased $526,000, primarily due to previously paid amounts that were expensed for employees terminating during the quarter. Selling and marketing expenses, as a percentage of revenue for the three months ended September 30, 2008 increased to 24.1% as compared to 20.9% for the three months ended September 30, 2007.

Research and development expenses

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Research and development	$8,754	$7,715
% of net revenue	15.7%	15.9%

Research and development expenses for the three months ended September 30, 2008 increased $1.0 million from the three months ended September 30, 2007. The increase was primarily attributable to an increase of $1.3 million in salary and related costs and an increase of $554,000 of facilities and allocable costs largely due to increased headcount, partially offset by a decrease of $552,000 in consulting fee expense due to a decrease in research and development project outsourcing and a decrease of $342,000 in non-inventory materials used in development projects. Research and development expenses as a percentage of net revenue was consistent for the three months ended September 30, 2008 and 2007 at 15.7% and 15.9%, respectively.

General and administrative expenses

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
General and administrative	$10,433	$7,901
% of net revenue	18.7%	16.2%

General and administrative expenses for the three months ended September 30, 2008 increased $2.5 million from the three months ended September 30, 2007. The increase was primarily attributable to $1.7 million of non-recurring employee separation costs and an increase of $710,000 in salaries and related costs primarily due to increased headcount. As a percentage of total net revenue, general and administrative expenses for the three months ended September 30, 2008 increased to 18.7% as compared to 16.2% for the three months ended September 30, 2007.

Interest and other income

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Interest and other income	$1,158	$2,674
% of net revenue	2.1%	5.5%

Interest and other income for the three months ended September 30, 2008 decreased $1.5 million from the three months ended September 30, 2007. The decrease was primarily due to a decrease in both the average daily balances kept in interest bearing accounts and the interest rates earned on amounts kept in those accounts during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Interest and other expense

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Interest and other expense	$(45)	$(62)
% of net revenue	-0.1%	-0.1%

Interest and other expense for the three months ended September 30, 2008 remained fairly consistent with the three months ended September 30, 2007. Interest and other expense was less than 1% of net revenue for both the three months ended September 30, 2008 and 2007.

Provision for income taxes

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Provision for income taxes	$54	$486
% of net revenue	0.1%	1.0%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the three months ended September 30, 2008, we recorded income tax expense of $54,000, as compared to income tax expense of $486,000 for the three months ended September 30, 2007.  The decrease in income tax of $432,000 is primarily due to a decrease in corporate earnings during the quarter.

We adopted FIN 48 on July 1, 2007.  See Note 2 to the Condensed Consolidated Financial Statements for a detailed description.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended September 30, 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest. For the three months ended September 30, 2008 and 2007, we recorded $5.0 million and $4.3 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan, or ESPP, options and restricted stock units granted to employees.  During the three months ended September 30, 2008, we recognized $854,000 of stock-based compensation expense related to accelerated vesting of stock options and RSU’s in conjunction with non-recurring employee separation costs.

As of September 30, 2008, there was approximately $39.5 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP options and restricted stock units which we expect to be recognized over a weighted average period of 2.42 years.

Liquidity and Capital Resources

At September 30, 2008, we had $27.2 million in cash and cash equivalents. During the three months ended September 30, 2008, cash and cash equivalents decreased by $9.7 million. This decrease was primarily attributable to cash used in investing activities of $10.2 million due mainly to the investment of our excess cash and cash equivalents in higher-yielding investment accounts. Short-term investments amounted to $91.5 million and $85.5 million at September 30, 2008 and June 30, 2008, respectively. Long-term investments amounted to $38.0 million and $37.0 million at September 30, 2008 and June 30, 2008, respectively. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

Cash Flows From Operating Activities.  Net cash used in operating activities for the three months ended September 30, 2008 was $521,000. Our net loss for the first three months of fiscal 2009 of $3.2 million was offset by a decrease in accounts receivable of $9.0 million. Offsets to positive cash flows include an increase in accrued liabilities of $2.1 million, a decrease in customer advances of $5.7 million due to an increase in advanced payments made by customers for product shipments, an increase in inventories of $5.3 million due to an increase in our business volume and a decrease in deferred revenue, net of deferred cost of revenue, of $4.3 million.  The decrease in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment.  The increase in accrued liabilities was primarily due to the accrual of non-recurring employee separation expenses.  The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue previously deferred for two platinum sites that were fully recognized during the three months ended September 30, 2008. The final upgrades were installed for these sites at the end of the term of the service contracts.  Non-cash charges included $1.6 million of depreciation and amortization expense and $5.0 million of stock-based compensation.

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

Cash Flows From Investing Activities.  Net cash used in investing activities was $10.3 million for the three months ended September 30, 2008 and was mainly attributable to net marketable security activities of $8.7 million, which consisted of $50.2 million in purchases offset by $41.5 million of sales and maturities.  An additional $1.0 million was attributable to purchases of property and equipment. Net cash used in investing activities was $2.5 million for the three months ended September 30, 2007 and was attributable to purchases of property and equipment.  The purchases of property and equipment for both periods were attributable to the expansion of our operations and facilities.

Cash Flows From Financing Activities.  Net cash provided by financing activities for the three months ended September 30, 2008 was $922,000 and was entirely attributable to the exercise of common stock options and the purchase of common stock under our employee stock plans.  Net cash provided by financing activities for the three months ended September 30, 2007 was $1.2 million and was attributable to proceeds from the exercise of common stock options of $1.4 million and tax benefits from employee stock plans of $336,000, offset by stock repurchases of $523,000.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•                  revenue generated by sales of the CyberKnife system, service plans and shared ownership program;

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

Contractual Obligations and Commitments

There have been no significant changes to the contractual obligations and commitments we reported in our Annual Report on Form 10-K for the year ended June 30, 2008.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the U.S. Securities and Exchange Commission. Other than the item discussed below, there have been no material changes in any of our accounting policies since June 30, 2008.

Investments

We account for investments in accordance with SFAS 157. In February 2008, the FASB issued FSP FAS 157–2, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•     Quoted prices for similar assets or liabilities in active markets;

•     Quoted prices for identical or similar assets in non-active markets;

•     Inputs other than quoted prices that are observable for the asset or liability; and

•     Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The adoption of SFAS 157 did not have a material impact on our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

For direct sales outside the United States it is likely we will sell in the local currency. For the three months ended September 30, 2008, all of our executed sales contracts were denominated in U.S. dollars, with the exception of two sales contracts denominated in Euros and three sales contracts denominated in Yen. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

At September 30, 2008, we had $27.2 million of cash and cash equivalents and $129.5 million invested in other financial instruments. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and investment balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before scheduled maturity.  If overall interest rates had risen by 100 basis points, the fair value of our net investment position at September 30, 2008 would have decreased by approximately $649,000, assuming consistent levels.

At September 30, 2008, we held approximately $20.4 million of ARS instruments whose underlying assets are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. At September 30, 2008, we determined the fair market values of these securities using a discounted cash flow methodology. Significant inputs that went into the model were estimates for interest rates, timing and amount of cash flows and the probability of the auction succeeding or the security being called. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.

Item 4.   Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Previously Reported Material Weakness

As described herein, and as previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, in connection with the audit of our consolidated financial statements for the year ended June 30, 2008 we identified control deficiencies in our internal controls over financial reporting. These control deficiencies consisted of a combination of inadequate communication and review procedures, and misapplication of accounting policies relating to our accounting for revenue transactions. Management determined that these deficiencies aggregate to form a material weakness. This material weakness could result in misstatement to certain of our accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

Throughout the three months ended September 30, 2008, we implemented procedures designed to correct the material weakness noted above. Management continues to implement new processes and controls to expand our accounting staff to efficiently and timely execute our new procedures and enhance the training and education for our finance and non-finance personnel involved with our revenue transactions. We are still evaluating the design of these new procedures.  Once placed in operation for a sufficient period of time, we will subject them to appropriate tests, in order to determine whether they are operating effectively.

Material Weakness Identified During the Quarter Ended September 30, 2008

The Audit Committee of our Board of Directors, with the assistance of independent counsel and other advisors, conducted an investigation of allegations made by a former employee regarding possible improprieties in handling and accounting for certain inventory items.  The investigation focused on the following issues:

•      Whether reserves for certain excess and obsolete inventory were properly taken during the appropriate quarter;

•      Whether expenses relating to inventory were properly taken during the appropriate quarter; and

•      Whether certain inventory was properly scrapped during the quarter in which it was determined to be unusable.

Upon completion of the investigation, the Audit Committee and Management determined that an adjustment of approximately $1.3 million to inventory and cost of revenue was required during the quarter ended September 30, 2008 to reserve for certain obsolete inventory items. No material prior period adjustments were identified, and it was therefore determined that there was no need for us to restate our financial statements for prior quarters or years. As a result of the investigation, the Audit Committee and Management identified a material weakness in our internal control over financial reporting with respect to inventory processes and procedures due to a combination of inadequate communication, record retention, systems, and reporting procedures.  Specifically, the material weakness is comprised of the following components:

•      controls were not adequately designed to ensure proper communication and controls over inventory handling processes and procedures;  and

•      controls were not adequately designed to ensure sufficient education and training of certain employees with respect to inventory handling processes and procedures (including record retention) and the relationship to financial reporting requirements and processes.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing and because of the material weaknesses, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting:

Our efforts to remediate the previously reported material weakness in our internal controls over financial reporting related to accounting for revenue transactions during the quarter ended September 30, 2008 consisted of the following corrective actions:

•      assessing existing and hiring additional qualified individuals in the finance and accounting organizations;

•      strengthening our processes and procedures related to complex revenue recognition transactions; and

•      providing additional training for both finance and non-finance personnel involved with our revenue transactions.

However, even after these corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks. We are still evaluating the design of these new procedures. Once placed in operation for a sufficient period of time, we will subject them to appropriate tests, in order to determine whether they are operating effectively.

                In an effort to remediate the material weakness identified during the quarter ended September 30, 2008, the Audit Committee has recommended, and management has agreed, to implement certain new processes and improvements to our internal controls in the near term, as well as to make certain other improvements to our systems.  Specifically, we are taking and will take the following actions, which we believe will improve our internal control over financial reporting and our disclosure controls and procedures:

•      revise certain processes and procedures for inventory handling, the reporting of inventory transactions, and record retention of inventory documentation;

•      improve electronic systems for inventory management to more efficiently and timely execute and record inventory handling, which systems should interact with our financial reporting systems;

•      improve the training of our employees as it relates to inventory handling and the relationship to financial reporting requirements, as well as the importance of record retention and adhering to established processes; and

•      review of qualifications and assessment of the Company’s needs with respect to personnel in areas related to inventory, and make appropriate personnel changes and increase supervision and training to effectuate the foregoing changes.

We will evaluate the design of these new procedures as they are placed in operation.  These new procedures will then be subjected to appropriate tests in order to determine whether they are operating effectively. However, even after these corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks.

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

Item 1A.              Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the year ended June 30, 2008 and is incorporated herein by reference. Other than the item discussed below, there have been no material changes in our risk factors since such filing.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At September 30, 2008 we had cash and cash equivalents of $27.2 million.  These available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions.  These funds invest in direct obligations of the government of the United States.  To date we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we may have funds in operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.  To date we have not experienced any losses or lack of access to cash in its operating accounts.

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

• accurately predicting and controlling costs associated with inventory overruns caused by end-of-life parts, phase-in of new products and phase-out of old products; and

• changes in third party coverage and reimbursement, changes in government regulation, or a change in a customer’s financial condition or ability to obtain financing.

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

Uncertainty exists as to the coverage and reimbursement status of new medical products and services and new indications for existing products. The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. However, we cannot assure you that the CyberKnife procedure will continue to be reimbursed at current rates or that third-party payors will continue to consider our products cost-effective relative to other treatments and provide coverage and reimbursement for our products, in whole or in part. For 2008, CMS issued a final rule increasing the payment rates for procedures billed using these codes to $3,930 and $2,871, respectively. On October 30, 2008, CMS issued final payment rates under these codes for 2009. The 2009 payment rate for the initial treatment is $3,803 and the payment rate for subsequent treatments (up to a maximum of five total treatments) is $2,580.

In addition, for 2008, CMS promulgated new regulations that recognize payment for our CyberKnife system in the ambulatory surgical center, or ASC, setting. In a final rule displayed on November 1, 2007, CMS provides for payment for approximately 790 additional surgical procedures that were previously not covered in this setting. CMS will pay separately for certain covered ancillary services that are provided integral to covered surgical procedures in ASCs. The ancillary services must be provided immediately before, during, or after a covered surgical procedure to be considered integral and therefore, eligible for separate payment. For 2009, codes describing our CyberKnife procedure are included in Addendum BB, “Final ASC Covered Ancillary Services Integral to Covered Surgical Procedures for CY 2009 (Including Ancillary Services For Which Payment Is Packaged” in the final ASC rule and, effective 2009, would be paid at $2,324 for the first treatment and $1,576 for each subsequent treatment under this rule when performed in the ASC setting. For 2009, Medicare does not recognize robotic radiosurgery as a surgical procedure, as such Medicare did not remove robotic radiosurgery from the ASC list of covered ancillary services and did not add them to the list of covered surgical procedures. It is unknown if commercial payers will reimburse CyberKnife services in the ASC environment.  A downward adjustment in reimbursement could have a material adverse effect on our operations.

CPT billing codes for stereotactic radiosurgery were established by the American Medical Association, effective 2007. CMS has determined that these CPT codes are not to be used for hospital outpatient claims under the prospective payment system for 2008 and 2009 and, instead, existing HCPCS billing codes for our technology continue to be in effect through 2009. It appears that the billing codes established by the American Medical Association generally are not being used for treatments using the CyberKnife system in non-hospital settings, or free-standing clinic settings, as well. It remains unclear how these billing codes will be used for procedures in other settings for Medicare purposes or how they will be used by non-Medicare payors in the future. Payment amounts for our HCPCS billing codes for 2009 under the Medicare physician fee schedule for freestanding clinic settings for our products are set by the local Medicare carrier and rates may vary from no payment to a payment rate close to or equal to the OPPS payment rates. Physicians, hospitals and other healthcare providers may be reluctant to purchase the CyberKnife system or may decline to do so entirely if they determine there is not sufficient coverage and reimbursement from third-party payors for the cost of the CyberKnife procedure. In addition, if physicians or hospital administrators believe that our CyberKnife system will add costs to a procedure, but will not add sufficient offsetting economic or clinical benefits, adoption could be impaired. Any reduction or limitation in use of the CyberKnife system could have an adverse impact on our sales.

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

In April 2008, at the time CMS published final 2009 Medicare inpatient reimbursement rates, CMS issued final rules implementing significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law, with an effective date of October 1, 2009. These regulations, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Among other things, the regulations provide that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use, basis. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife system. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The regulations limit these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies. As a result of the finalization of these regulations, some existing CyberKnife system operators may have to modify or restructure their corporate or organizational structures. In addition, certain existing customers that planned to open CyberKnife centers in the United States involving physician ownership could also have to restructure prior to the October 2009 effective date of the new regulations. It is possible that some of these entities may not be able to establish viable models for CyberKnife system operation and may therefore cancel their CyberKnife system purchase agreements. Accordingly, these new regulations could result in cancellations of existing CyberKnife system purchase agreements and could also reduce the attractiveness of medical technology acquisitions, including CyberKnife system purchases, by physician-owned joint ventures or similar entities. As a result, these regulations could have an adverse impact on our product sales and therefore on our business and results of operations.

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

None.

(b)       Use of Proceeds from Public Offering of Common Stock

None.

(c)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 30, 2007 we announced that our Board of Directors had approved a stock repurchase plan that authorized us to repurchase shares of our common stock.  Under the plan, we had the ability to acquire up to $25.0 million of common shares in the open market over a period of one year.  No shares were repurchased during the three months ended September 30, 2008.  As of September 30, 2008, we repurchased 2,140,018 shares of our common stock for approximately $24.0 million.  Such shares have not been retired and therefore remain issued as of September 30, 2008.  We account for our treasury stock under the par value method. At September 30, 2008, the par value of our treasury stock was immaterial. The stock repurchase plan expired in August 2008 and was not renewed by the Board of Directors.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit Number	Description
10.1	General Release and Separation Agreement dated October 22, 2008 by and between Registrant and Robert McNamara.
10.2	General Release and Separation Agreement dated October 27, 2008 by and between Registrant and Christopher Mitchell.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Interim Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCURAY INCORPORATED

By: /s/ Euan S. Thomson
Euan S. Thomson, Ph.D.
Chief Executive Officer and President

By: /s/ Holly R. Grey
Holly R. Grey
Senior Vice President and Interim Principal Financial Officer

Date:   December 19, 2008

EXHIBIT INDEX

Exhibit Number	Description
10.1	General Release and Separation Agreement dated October 22, 2008 by and between Registrant and Robert McNamara.
10.2	General Release and Separation Agreement dated October 27, 2008 by and between Registrant and Christopher Mitchell.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Interim Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.