Form 10-Q
period 2008-12-27
ACCURAY INC
filed 2009-02-05
CIK 1138723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

or

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

As of January 30, 2009, there were 55,636,699 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended December 31, 2008

PART I.                 FINANCIAL INFORMATION

Item 1.    Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	December 31,	June 30,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$29,373	$36,936
Restricted cash	581	4,830
Short-term available-for-sale securities	80,242	85,536
Accounts receivable, net of allowance for doubtful accounts of $195 at December 31, 2008 and $27 at June 30, 2008	40,935	33,918
Inventories	24,080	23,047
Prepaid expenses and other current assets	8,824	6,431
Deferred cost of revenue—current	21,968	31,667
Total current assets	206,003	222,365
Long-term available-for-sale securities	22,947	37,014
Long-term trading securities	21,540	—
Deferred cost of revenue—noncurrent	12,209	11,724
Property and equipment, net	16,158	17,140
Goodwill	4,495	4,495
Intangible assets, net	797	926
Other assets	1,402	1,340
Total assets	$285,551	$295,004
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,329	$12,962
Accrued compensation	10,256	7,504
Other accrued liabilities	6,457	4,369
Customer advances—current	17,408	22,331
Deferred revenue—current	69,453	87,455
Total current liabilities	112,903	134,621
Long-term liabilities:
Customer advances—noncurrent	1,500	2,900
Deferred revenue—noncurrent	28,538	26,720
Total liabilities	142,941	164,241
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 57,697,449 and 56,719,864 shares at December 31, 2008 and June 30, 2008, respectively; outstanding: 55,557,431 and 54,579,846 shares at December 31, 2008 and June 30, 2008, respectively	56	55
Additional paid-in capital	264,970	252,901
Accumulated other comprehensive income (loss)	539	(1,067)
Accumulated deficit	(122,955)	(121,126)
Total stockholders’ equity	142,610	130,763
Total liabilities and stockholders’ equity	$285,551	$295,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net revenue:
Products	$41,301	$39,131	$78,756	$76,115
Shared ownership program	876	3,044	1,912	5,356
Services	13,922	8,950	29,829	15,949
Other	1,538	913	2,997	3,264
Total net revenue	57,637	52,038	113,494	100,684
Cost of revenue:
Cost of products	17,520	16,481	32,264	32,921
Cost of shared ownership program	207	760	469	1,472
Cost of services	8,972	6,391	20,157	10,849
Cost of other	1,529	544	2,766	1,669
Total cost of revenue	28,228	24,176	55,656	46,911
Gross profit	29,409	27,862	57,838	53,773
Operating expenses:
Selling and marketing	10,723	11,167	24,203	21,323
Research and development	8,794	8,128	17,548	15,843
General and administrative	9,259	7,976	19,692	15,877
Total operating expenses	28,776	27,271	61,443	53,043
Income (loss) from operations	633	591	(3,605)	730
Other income, net	748	2,197	1,861	4,809
Income (loss) before provision for income taxes	1,381	2,788	(1,744)	5,539
Provision for income taxes	31	445	85	931
Net income (loss)	$1,350	$2,343	$(1,829)	$4,608
Net income (loss) per share:
Basic net income (loss) per share	$0.02	$0.04	$(0.03)	$0.08
Shares used in computing basic net earnings per share	55,064	54,737	54,845	54,380
Diluted net income (loss) per share	$0.02	$0.04	$(0.03)	$0.08
Shares used in computing diluted net earnings per share	58,267	61,293	54,845	61,257
Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:
Cost of revenue	$547	$530	$1,179	$851
Selling and marketing	$935	$1,039	$1,980	$2,146
Research and development	$751	$803	$1,533	$1,478
General and administrative	$1,348	$1,911	$3,860	$4,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(1,829)	$4,608
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,304	3,903
Stock-based compensation	8,552	8,587
Realized gain on investments	(3)	—
Unrealized loss on long-term trading securities, net of gain on put option	860	—
Provision for bad debts	168	—
Loss on write-down of inventories	1,478	395
Loss on disposal of property and equipment	66	6
Changes in assets and liabilities:
Accounts receivable	(7,467)	(5,106)
Inventories	(3,340)	(2,088)
Prepaid expenses and other current assets	(2,204)	1,014
Deferred cost of revenue	9,199	9,868
Other assets	(45)	147
Accounts payable	(3,757)	(5,124)
Accrued liabilities	5,233	(4,146)
Customer advances	(6,524)	2,577
Deferred revenue	(16,387)	(29,886)
Net cash used in operating activities	(12,696)	(15,245)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,415)	(3,726)
Restricted cash	4,249	—
Purchase of marketable securities	(76,079)	—
Sale and maturity of marketable securities	74,656	—
Net cash provided by (used in) investing activities	1,411	(3,726)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	2,698	2,456
Proceeds from employee stock purchase plan	806	1,888
Stock repurchases	—	(3,341)
Income tax benefits from employee stock plans	—	718
Net cash provided by financing activities	3,504	1,721
Effect of exchange rate changes on cash	218	(98)
Net decrease in cash and cash equivalents	(7,563)	(17,348)
Cash and cash equivalents at beginning of period	36,936	204,830
Cash and cash equivalents at end of period	$29,373	$187,482

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

The Company has formed ten wholly-owned subsidiaries: Accuray International SARL, located in Geneva, Switzerland, Accuray Europe SARL, located in Paris, France, Accuray UK Ltd, located in London, United Kingdom, Accuray Asia Limited, located in Hong Kong, SAR, Japan Accuray KK, located in Tokyo, Japan, Accuray Spain, S.L.U., located in Madrid, Spain, Accuray Medical Equipment (India) Private Ltd., located in New Delhi, India, Accuray Medical Equipment (SEA) Private Limited, located in Singapore, Accuray Medical Equipment (Rus) LLC, located in Moscow, Russia and Accuray Medical Equipment GmbH, located in Munich, Germany.  The purpose of these subsidiaries is to market the Company’s products in the various countries in which they are located.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2009 and 2008 are both comprised of 52 weeks.  For ease of presentation purposes, the condensed financial statements and notes refer to December 31 as the Company’s fiscal quarter end and June 30 as the Company’s fiscal year end.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation.

The accompanying condensed consolidated balance sheet as of December 31, 2008, the condensed consolidated statements of operations for the three and six months ended December 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended December 31, 2008 and 2007 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2008 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s consolidated financial position as of December 31, 2008, consolidated results of operations for the three and six months ended December 31, 2008 and 2007 and cash flows for the six months ended December 31, 2008 and 2007.  The results for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the year ending June 30, 2009 or for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates and assumptions made by the Company relate to stock-based compensation, valuation allowances for deferred tax assets, estimate of allowance for doubtful accounts, valuation of excess and obsolete inventories, impairment of long-lived assets and goodwill, deferred revenue and deferred cost of revenue. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents amounted to $21.9 million and $30.7 million at December 31, 2008 and June 30, 2008, respectively. Cash and cash equivalent balances denominated in a foreign currency amounted to $1.7 million and $1.0 million at December 31, 2008 and June 30, 2008, respectively.

Marketable Securities

The Company’s short-term available-for-sale securities on the condensed consolidated balance sheet include fixed-income securities, commercial paper, term notes and marketable debt securities.  All marketable securities designated as available-for-sale are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income (expense). The cost of available-for-sale marketable securities sold is based on the specific identification method. Available-for-sale marketable securities with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term available-for-sale marketable securities. Long-term available-for-sale marketable securities include U.S. corporate debt securities with maturities beyond one year.

The Company’s long-term trading securities on the condensed consolidated balance sheet and consist of (i) auction-rate securities, or ARS that are AAA-rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education that are designated as trading marketable securities, and (ii) a put option held in respect of these ARS rights (see Note 3). Changes in the fair value of the Company’s trading securities are reported in other income (expense).

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

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash, cash equivalents and marketable securities are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. These financial instruments are placed with a number of financial institutions, which limits the credit exposure from any one financial institution or instrument.

Accounts receivable are not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations. The Company’s allowance for doubtful accounts was approximately $195,000 and $27,000 as of December 31, 2008 and June 30, 2008, respectively.  There were no customers that represented more than 10% of revenue for the three and six months ended December 31, 2008. For the three and six months ended December 31, 2007, the Company had one customer that represented approximately 18% and 17% of revenue, respectively.  At December 31, 2008 and June 30, 2008, the Company had two and three customers that represented approximately 42% and 44% of accounts receivable, respectively.

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

The products currently under development by the Company may require clearance by the U.S. Food and Drug Administration, or FDA, or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary clearance. If the Company is denied such clearance or such clearance is delayed, such delays or denials could have a material adverse impact on the Company.

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

Other revenue — Japan upgrade services

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

Shared ownership program

The Company also enters into arrangements under its shared ownership program with certain customers. Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the system, either at the end of the contractual period or in advance, at the customer’s request, at pre-determined prices. Under the terms of such program, the Company retains title to its CyberKnife system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront non-refundable payments from the customer are deferred and recognized as revenue over the contractual period. Revenues from the shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues in the condensed consolidated statements of operations. The Company recognized $876,000 and $1.9 million for the three and six months ended December 31, 2008, respectively, of revenue from the shared ownership program. The Company recognized $3.0 million and $5.4 million for the three and six months ended December 31, 2007, respectively, of revenue from the shared ownership program.

Future minimum revenues under shared ownership arrangements as of December 31, 2008 are as follows (in thousands):

Years ending June 30,
2009 (remaining six months)	$240
2010	480
2011	480
2012	480
2013 and thereafter	240
Total	$1,920

Total usage-based fee revenues, which are included in shared ownership program revenue, earned from the CyberKnife systems under the shared ownership program amounted to $753,000 and $1.7 million for the three and six months ended December 31, 2008, respectively, and $2.3 million and $4.0 million for the three and six months ended December 31, 2007, respectively.

Under the terms of the shared ownership program, the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement. No revenue was recognized from the sale of CyberKnife system units that were formerly a part of the Company’s shared ownership program during the three and six months ended December 31, 2008.  During the three and six months ended December 31, 2007, $3.4 and $6.5 million of products revenue, respectively, was recognized in the condensed consolidated statement of operations from the sale of two and three CyberKnife system units, respectively, that were formerly part of the Company’s shared ownership program.

The CyberKnife systems associated with the Company’s shared ownership program are recorded within property and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership program.

Long-term manufacturing contracts

The Company recognizes revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Contract revenue of $1.0 million was recorded during the three and six months ended December 31, 2008. Related costs of $1.1 million were recorded during the same periods.  No contract revenue or related costs were recorded for the three and six months ended December 31, 2007. The Company recognizes any loss provisions from the total contract in the period such loss is identified. During the three months ended December 31, 2008, increases in projected costs to complete were sufficient to create a loss position for certain projects. As such, an estimated loss provision of $87,000 was recognized during the three and six months ended December 31, 2008. As of December 31, 2008 and June 30, 2008, costs of $628,000 and $1.0 million, respectively, were recorded in deferred cost of revenue related to long-term manufacturing contracts.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123R”). Under SFAS 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the vesting term (for example, 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate.

The estimated fair value of the stock options granted was calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $3.75 and $8.99 per share during the three and six months ended December 31, 2008, and between $12.80 and $29.25 per share during the three and six months ended December 31, 2007.  The fair value of the Company’s common stock is determined by its closing market price as published by the Nasdaq Global Market. During the three and six months ended December 31, 2008, the Company recognized $2.3 million and $5.8 million, respectively, of stock-based compensation expense for stock options granted to employees.  During the three and six months ended December 31, 2007, the Company recognized $3.0 million and $6.2 million, respectively, of stock-based compensation expense for stock options granted to employees. Weighted-average grant date fair values for the three and six months ended December 31, 2008 were $3.90 and $4.62, respectively. Weighted-average grant date fair values for the three and six months ended December 31, 2007 were $10.42 and $9.22, respectively. The following weighted-average assumptions were used to value options granted during the three and six months ended December 31, 2008 and 2007, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Risk-free interest rate	2.28%	3.62%	2.89%	4.27%
Dividend yield	—	—	—	—
Expected life	6.25	6.25	6.25	6.25
Expected volatility	65.2%	59.8%	63.5%	60.5%

During the three and six months ended December 31, 2008, the Company recognized $43,000 and $897,000 of stock-based compensation expense related to accelerated vesting of stock options and restricted stock units, or RSUs, in conjunction with employee separation costs.

In January 2007, in connection with the Company’s initial public offering, or IPO, the Board of Directors approved the 2007 Incentive Award Plan (“2007 Plan”) and 2007 Employee Stock Purchase Plan (“ESPP”). The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123R.

Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates.  The estimated fair value of ESPP shares are calculated at the date of grant using the Black-Scholes option pricing model, using the fair value of common stock determined by the Company’s closing market price on the date of grant, as published by the Nasdaq Global Market.  Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term is based upon the offering period of the ESPP.  The risk-free rate for the expected term of the ESPP option is based on the U.S. Treasury Constant Maturity rate. For the three and six months ended December 31, 2008, the Company recognized $252,000 and $521,000, respectively, of compensation expense related to its ESPP.  For the three and six months ended December 31, 2007, the Company recognized $284,000 and $563,000, respectively, of compensation expense related to its ESPP.  The following weighted-average assumptions were used to value ESPP shares at the date of grant:

	Three and Six Months Ended December 31,
	2008	2007
Risk-free interest rate	0.44%	3.28%
Dividend yield	—	—
Expected life	0.50	0.50
Expected volatility	85.4%	58.5%

  In connection with the 2007 Plan, the Company issued RSUs and recognized $1.1 million and $2.2 million of stock-based compensation expense, net of estimated forfeitures, for RSUs granted during the three and six months ended December 31, 2008, respectively. The Company recognized $1.0 million and $1.8 million of stock-based compensation expense, net of estimated forfeitures, for RSU’s granted during the three and six months ended December 31, 2007, respectively. Weighted-average grant date fair values for the three and six months ended December 31, 2008 were $6.43 and $6.69, respectively.  Weighted-average grant date fair values for the three and six months ended December 31, 2007 were $19.43 and $16.64, respectively.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits for the three and six months ended December 31, 2007 were $382,000 and $718,000, respectively.  The Company did not recognize any benefit from stock options for the three and six months ended December 31, 2008.

At December 31, 2008 and June 30, 2008, capitalized stock-based compensation costs of $521,000 and $489,000, respectively, were included as components of inventory and deferred cost of revenue.

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

For the three and six months ended December 31, 2008, basic net income (loss) per share was based on weighted-average shares of 55,064,326 and 54,844,804, respectively.  For the three and six months ended December 31, 2007, basic net income per share was based on weighted-average shares of 54,736,764 and 54,380,054, respectively.  For the three and six months ended December 31, 2008, diluted net income (loss) per share was based on weighted-average shares of 58,267,253 and 54,844,804, respectively.  For the three and six months ended December 31, 2007, diluted net income per share was based on weighted-average shares of 61,292,905 and 61,256,532, respectively.  The number of anti-dilutive shares excluded from the calculation of diluted income (loss) per share was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Options to purchase common stock	3,545,031	959,263	8,833,881	793,469
Restricted stock units	706,668	629,092	738,643	654,250
	4,251,700	1,588,355	9,572,524	1,447,719

The following table sets forth the basic and diluted per share computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Net income (loss) (in thousands)	$1,350	$2,343	$(1,829)	$4,608
Denominator:
Basic weighted-average shares outstanding	55,064,326	54,736,764	54,844,804	54,380,054
Stock options and restricted stock units	3,202,927	6,556,141	—	6,876,478
Diluted weighted-average shares of common stock and equivalents outstanding	58,267,253	61,292,905	54,844,804	61,256,532
Basic net income (loss) per share:	$0.02	$0.04	$(0.03)	$0.08
Diluted net income (loss) per share:	$0.02	$0.04	$(0.03)	$0.08

Income and Other Taxes

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

The Company records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized.  Because of the uncertainty of the realization of the deferred tax assets, the Company has recorded a full valuation allowance against its domestic and certain foreign net deferred tax assets.

The Company had $1.4 million of unrecognized tax benefits as of June 30, 2008, all of which would affect its income tax expense if recognized.  The unrecognized tax benefits mainly relate to federal and state net operating losses and research tax credits.  In the three and six months ended December 31, 2008, none of the related benefits have been realized.  The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Due to attributes being carried forward, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 1999 forward. The statute of limitations in France remains open from 2005 and Hong Kong remains open from 2002. The Company’s subsidiary, Accuray Europe SARL, incurred non-income tax related penalties and interest of $112,000 as the result of the French tax audit for the tax years 2005 to 2007, recorded in other income, net for the three and six months ended December 31, 2008.

In accordance with SFAS No.109, Accounting for Income Taxes, the Company classifies interest and penalties as a component of tax expense.  Such interest and penalties were immaterial as of December 31, 2008.

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

Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
United States (including Puerto Rico)	$35,564	$31,782	$77,816	$61,550
Europe	10,853	3,306	12,526	4,555
Asia (excluding Japan)	8,661	15,413	14,754	26,966
Japan	2,559	1,537	8,398	7,613
Total	$57,637	$52,038	$113,494	$100,684

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and Financial Interpretations (“FIN”) 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest is in Variable Interest Entities (“FSP FAS 140-4”). This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

3. FINANCIAL INSTRUMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. In November 2008, the Company entered into an agreement (“Rights Agreement”) with UBS, the financial institution broker, which provides the Company with ARS Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option initially recorded at fair value. Under the Rights Agreement, UBS may, at its discretion, trade the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to the Company up to the market value of the ARS as determined by UBS until June 30, 2010 and the Company agreed to release UBS from certain potential claims related to the collateralized ARS in certain specified circumstances.  During the three months ended December 31, 2008, the Company elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value resulted in a $3.3 million gain included in “Other income, net” for the put option asset which is  recorded in long-term trading securities.

Due to the Company entering into this Rights Agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term trading securities on the condensed consolidated balance sheet as of December 31, 2008. Due to the change in classification to trading securities at the time of entering into the Rights Agreement, the Company transferred the previously accumulated unrealized loss of $3.8 million from “Accumulated other comprehensive income (loss)” to “Other income, net” and recorded an additional unrealized loss of $407,000 relating to the change in fair value of the trading securities from November 2008 through the end of the reporting period in “Other income, net” for a total unrealized loss of $4.2 million included in net income for the three and six months ended December 31, 2008. The total loss of $4.2 million was partially offset by a $3.3 million gain recognized on the put option, for a net loss of $860,000 included in “Other income, net”.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2008, according to the valuation techniques the Company used to determine their fair values.

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
	December 31, 2008	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$25,039	$25,039	$—	$—
Corporate notes	22,308	—	22,308	—
Commercial paper	21,569	—	21,569	—
U.S. government and governmental agency obligations	59,312	—	59,312	—
Auction-rate securities	18,224	—	—	18,224
Put option	3,316	—	—	3,316
Total	$149,768	$25,039	$103,189	$21,540

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2008. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)
Balance at June 30, 2008	$21,509
Change in temporary valuation adjustment recorded in Accumulated other Comprehensive Income during the fiscal year ended June 30, 2008	891
Unrealized loss included in earnings (1)	(4,176)
Recognition of put option	3,316
Balance at December 31, 2008	$21,540

(1) Represents the amount of total losses for the period included in earnings relating to assets still held on December 31, 2008.

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

Commercial paper. Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 270 days. The entire $21.6 million held in commercial paper is classified as short-term marketable securities on the Company’s condensed consolidated balance sheet. The portion in cash and cash equivalents represents highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less. The market approach was used to value the Company’s commercial paper. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

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

Auction-rate securities.  As of December 31, 2008, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to December 31, 2008, the Company estimated Level 3 fair values for these securities based on the financial institutions broker’s valuations. The financial institution broker valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of December 31, 2008, the Company engaged a third party valuation service to model Level 3 fair value using an income approach. The Company reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded corporate debt of similar credit rating and an adjustment for lack of liquidity. The coupon rate was assumed to equal the stated maximum auction rate being received, which is determined based on the applicable 91-day U.S. Treasury rate plus 1.20% premium according to provisions outlined in each security’s agreement. The estimated time to liquidity was 3.5 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

The put option (see above) gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the estimated 3.5 years. As the Company plans to exercise the put option on or around June 30, 2010, the value of the put option lies in (i) the ability to sell the securities thereby creating liquidity approximately two years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the put option represents the difference between the ARS with an estimated time to liquidity of 3.5 years and the ARS with an estimated time to liquidity of 1.5 years as the put option allows for the acceleration of liquidity and the avoidance of a below market coupon rate over the 1.5 year time period.

4. BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31, 2008	June 30, 2008
Accounts receivable	$40,329	$33,264
Unbilled fees and services	801	681
	41,130	33,945
Less: Allowance for doubtful accounts	(195)	(27)
Accounts receivable, net	$40,935	$33,918

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in thousands):

	December 31, 2008	June 30, 2008
Raw materials	$9,363	$8,853
Work-in-process	10,192	3,967
Finished goods	4,525	10,227
Total inventories	$24,080	$23,047

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31, 2008	June 30, 2008
Furniture and fixtures	$3,530	$3,379
Computer and office equipment	7,457	6,912
Leasehold improvements	7,555	7,579
Machinery and equipment	13,586	12,287
CyberKnife shared ownership systems	4,054	3,951
	36,182	34,108
Less: Accumulated depreciation and amortization	(20,024)	(16,968)
Property and equipment, net	$16,158	$17,140

Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2008 was $1.6 million and $3.2 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2007 was $2.0 million and $3.8 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program at December 31, 2008 and June 30, 2008 was $1.8 million and $1.6 million, respectively.

5. INVESTMENT

On July 29, 2008, the Company and Morphormics, Inc. (“Morphormics”) entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company’s treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company’s equity is considered to be at risk and is deemed not sufficient to finance Morphormics’ current product development activities without additional subordinated financial support. In addition, the Company is deemed to be Morphormics’ primary beneficiary; therefore, it would absorb a majority of expected losses. Pursuant to guidance in FASB Interpretation 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), the Company is required to consolidate Morphormics in its financial results under GAAP. The consolidation of Morphormics’ assets and liabilities did not have a material effect on the Company’s condensed consolidated balance sheet at December 31, 2008. Subsequent to July 29, 2008, the Company has recorded losses of $553,000 on its investment in Morphormics. The remaining $947,000 of the Company’s investment remains at risk as of December 31, 2008.

6. GOODWILL AND OTHER PURCHASED INTANGIBLES

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. SFAS 142 requires that the Company perform an annual test for impairment of intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. The Company performed the annual test for impairment in December 2008 concluding that there was no impairment of goodwill.

The amortization expense relating to intangible assets for both the three and six months ended December 31, 2008 and 2007 was approximately $65,000 and $129,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at December 31, 2008 and June 30, 2008 (in thousands):

	December 31, 2008	June 30, 2008
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(1,013)	(884)
Intangible assets, net	$797	$926

The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized intangible assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of December 31, 2008, is as follows (in thousands):

2009 (remaining six months)	$130
2010	258
2011	258
2012	151
Total	$797

7. COMMITMENTS AND CONTINGENCIES

Royalty Agreements

In July 1997, the Company entered into a license and royalty agreement with Stanford University (“Stanford”) under which the Company has a non-exclusive license to use certain technology. Under this agreement, the Company is obligated to pay Stanford up to $10,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $25,000. Royalty expense recorded in cost of revenue or deferred cost of revenue was $55,000 and $100,000 for the three and six months ended December 31, 2008, respectively. Royalty expense recorded in cost of revenue or deferred cost of revenue was $50,000 and $80,000 for the three and six months ended December 31, 2007, respectively. At December 31, 2008 and June 30, 2008, the Company had accrued amounts of approximately $55,000 and $40,000, respectively, included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement.

In January 1999, the Company entered into a license and royalty agreement with Professor Dr. Achim Schweikard (“Schweikard”) of the University of Munich. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay Schweikard up to $5,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $5,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $55,000 and $100,000 for the three and six months ended December 31, 2008, respectively. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $55,000 and $85,000 for the three and six months ended December 31, 2007, respectively. At December 31, 2008 and June 30, 2008, the Company had accrued amounts of approximately $55,000 and $40,000, respectively, included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement.

In March 2007, the Company entered into a license and royalty agreement with Deutsches Krebsforschungszentrum (“DKFZ”), a German cancer research center. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay DKFZ $12,500 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $50,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $100,000 and $175,000 for the three and six months ended December 31, 2008, respectively. No royalty expense was recorded under this agreement during the three and six months ended December 31, 2007.  At December 31, 2008 and June 30, 2008, the Company had accrued amounts of approximately $212,500 and $38,000, respectively, included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement.

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

8. STOCK PLANS

In August 2007, the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the Company to repurchase shares of its common stock.  Under the plan, the Company has the ability to acquire up to $25.0 million of common shares in the open market over a period of one year.  No shares were repurchased during the three and six months ended December 31, 2008. As of December 31, 2008, the Company has repurchased 2,140,018 shares of its common stock for $24.0 million.  Such shares were not retired nor returned to the status of authorized, unissued shares.  Accordingly, such shares remain issued and classified as treasury stock as of December 31, 2008.  The Company accounts for its treasury stock under the par value method. At December 31, 2008, the aggregate par value of the Company’s treasury stock was immaterial. The stock repurchase plan expired in August 2008 and was not renewed by the Board of Directors.

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

In 2007, the Board of Directors approved the 2007 Incentive Award Plan (the “2007 Plan”). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 4,500,000 shares. As of December 31, 2008, the 1993 Plan and the 1998 Plan continued to remain in effect with respect to options previously granted under such plans; however, options can no longer be granted from the 1993 and 1998 Plans.

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

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company’s common stock as of the end of the reporting period of $4.90 and the exercise price for stock options) that would have been received by option holders if all options had been exercised on December 31, 2008. The total intrinsic value of options exercised in the three and six months ended December 31, 2008 was approximately $519,000 and $1.8 million, respectively. The total intrinsic value of options exercised in the three and six months ended December 31, 2007 was approximately $8.1 million and $17.6 million, respectively. Cash received from option exercises for the three and six months ended December 31, 2008 was $1.8 million and $2.7 million, respectively. Cash received from option exercises for the three and six months ended December 31, 2007 was $1.0 million and $2.5 million, respectively. Option activity during the six months ended December 31, 2008 was as follows:

			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
	Options	average	contractual	value as of
	outstanding	exercise price	life (years)	December 31, 2008
Balance at June 30, 2008	9,212,831	$5.70
Options granted	905,630	$7.57
Options forfeited	(523,145)	$12.34
Options exercised	(761,435)	$3.54
Balance at December 31, 2008	8,833,881	$5.69	6.06	$15,460,793
Vested or Expected to vest at December 31, 2008	8,565,423	$5.54	5.97	$15,454,162
Exercisable at December 31, 2008	6,606,463	$4.08	5.15	$15,356,562

As of December 31, 2008, there was approximately $21.2 million, net of estimated forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.3 years. The Company’s current practice is to issue new shares to satisfy share option exercises. The total fair value of shares vested during the three and six months ended December 31, 2008 was $2.5 million and $6.4 million, respectively. The total fair value of shares vested during the three and six months ended December 31, 2007 was $3.2 million and $8.0 million, respectively.

The weighted average grant date fair values of options granted were $3.90 and $4.62 per share for the three and six months ended December 31, 2008, respectively. The weighted average grant date fair values of options granted were $10.42 and $9.22 per share for the three and six months ended December 31, 2007, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, or ESPP, the Company is authorized to issue up to 1,000,000 shares of common stock. Qualified employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of the Company’s common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally occurring every six months. Employees’ payroll deductions may not exceed 10% of their salary. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

The ESPP was initiated in February 2007. As of December 31, 2008, there was approximately $446,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over the next five months.

Restricted Stock Units

RSUs generally vest at a rate of 25% per year. However, certain restricted stock units granted to certain employees vest 10% upon the first anniversary year of the grant date, 20% upon the second anniversary year of the grant date, 30% upon the third anniversary year of the grant date and 40% upon the fourth anniversary year of the grant date. Continued vesting typically terminates when the employment relationship ends.

As of December 31, 2008, there was approximately $15.1 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years. Restricted stock unit activity for the six months ended December 31, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested resticted stock units at June 30, 2008	724,034	$23.43
Restricted stock units granted	135,555	$6.69
Forfeitures	(92,380)	$23.39
Releases	(28,566)	$6.25
Unvested resticted stock units at December 31, 2008	738,643	$20.54

9. RELATED PARTY TRANSACTIONS

The Company recognized related party revenue of $229,000 and $199,000 during the three months ended December 31, 2008 and 2007, respectively, and $427,000 and $369,000 during the six months ended December 31, 2008 and 2007, respectively, relating to products and services provided to Stanford. The Company’s former Chief Executive Officer, Dr. John R. Adler, Jr., is an active member of the faculty at Stanford. Currently, he is a member of the Board of Directors and he holds the position of Professor of Neurosurgery and Radiation Oncology at Stanford. At December 31, 2008 and June 30, 2008, amounts of $713,000 and $231,000, respectively, were recorded as deferred revenue and advances relating to related party payments made by Stanford. At December 31, 2008, $6,000 was due from Stanford. At June 30, 2008, no related party amounts were due from Stanford. The Company recorded $29,000 and $0 of expense during the three months ended December 31, 2008 and 2007, respectively, and $57,000 and $0 of expense during the six months ended December 31, 2008 and 2007, respectively, relating to research grants with Stanford to support customer studies related to the Company’s CyberKnife systems. The Company also has a license agreement with Stanford as disclosed in Note 7.

In April 2007, the Company entered into a new consulting agreement with Dr. Adler, which terminated any prior consulting agreements. Under this consulting agreement, Dr. Adler was entitled to receive a maximum compensation of $149,100 per year, payable at the beginning of each quarter beginning on April 1, 2007.

In April 2008, the Company entered into a new consulting agreement with Dr. Adler, which terminated the prior consulting agreements discussed above. Under the new consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $167,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2008. This agreement has a term of one year and will renew for successive one-year periods, unless either party provides 30 days’ written notice of termination prior to the expiration of each one-year period. The Company recognized consulting expense for Dr. Adler of $42,000 and $84,000 for the three and six months ended December 31, 2008, respectively, and $37,000 and $75,000 during the three and six months ended December 31, 2007, respectively, pursuant to these agreements.

The Company recognized no related party revenue during the three and six months ended December 31, 2008 relating to products and services provided to Meditec. The Company recognized $0 and $1.2 million during the three and six months ended December 31, 2007, respectively, relating to products and services provided to Meditec. Meditec’s parent, Marubeni Corporation, was a common stockholder of the Company. Marubeni Corporation transferred its interest in the Company during September 2007 and is no longer a stockholder of record of the Company as of September 30, 2008. At December 31, 2008 and June 30, 2008, no related party amounts were recorded as deferred revenue or advances relating to related party payments made by Meditec for products and services. At December 31, 2008 and June 30, 2008, no amounts were due from Meditec.

10. SECURED CREDIT LINE

In November 2008, the Company obtained a line of credit with the financial institution broker in conjunction with the Rights agreement (see Note 3). The line of credit is due on demand and allows for borrowings as determined by the financial institution broker. Advances under this agreement bear interest with interest payments payable monthly. No borrowings were outstanding at December 31, 2008.

To the extent that there are borrowings outstanding under the line of credit, the following provisions will apply.All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at the financial institution broker will be automatically transferred to the financial institution broker as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to the financial institution broker as payments. If these payments are insufficient to pay all accrued interest by the monthly due date, then the financial institution broker will either require the Company to make additional interest payments or, at the financial institution broker’s discretion, capitalize unpaid interest as an additional advance. The financial institution broker’s intent is to cause the interest rate payable by the Company to be equal to the weighted average interest or dividend rate payable to the Company on the ARS pledged as collateral. Upon cancellation of the line of credit, the Company will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.

Advances on this line of credit may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase, trade or carry any securities or to repay debt incurred to purchase, trade or carry any securities.

11. SUBSEQUENT EVENT

On January 29, 2009, the Company announced a Workforce Alignment Plan (the “Plan”) to reduce headcount and improve efficiency and productivity. As a result of the Plan, the Company reduced its headcount by approximately 60 positions or approximately 13 percent of the Company’s U.S. workforce. Most of the affected jobs are located at the Company’s Sunnyvale, CA headquarters. All employees affected by the Plan were notified on January 28, 2009. The Company will record restructuring-related charges of approximately $1.7 million throughout the remainder of the fiscal year ending June 30, 2009 in connection with the Plan, comprised mainly of employee severance pay expenses. The Company estimates that the future savings in employment related expenses will be approximately $8.7 million per year. Due to severance pay and the timing of employment terminations, limited savings will begin in the fourth fiscal quarter of 2009 with the full benefit starting in the first quarter of fiscal 2010.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2008 and results of operations for the three and six months ended December 31, 2008 and 2007 should be read together with our financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended June 30, 2008. We encourage you to read that section carefully.

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

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 75 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, Singapore, Moscow, Russia and Munich, Germany. As of December 31, 2008, we had 57 sales personnel in our sales organization.

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of December 31, 2008, we had 155 CyberKnife systems installed at customer sites, including 152 sold and three pursuant to our shared ownership program. Of the 155 systems sold and installed, 101 are in the Americas, 21 are in Japan, 19 are in Asia and 14 are in Europe.

Under our shared ownership program, we retain title to the CyberKnife system while the customer has use of the system. Our shared ownership contracts generally require a minimum monthly payment from the customer, and we may earn additional revenue through the use of the system at the site. Generally, minimum monthly payments are equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. We expect to continue to offer our shared ownership program to new customers and expect the number of installed units pursuant to and revenue from our shared ownership program to decrease in future periods as a percentage of total revenue as we recognize more revenue from CyberKnife systems sold to customers.

The shared ownership program typically has a term of five years, during which the customer has the option to purchase the system at pre-determined prices. At December 31, 2008, we had three systems installed under our shared ownership program. Included in products revenue for the six months ended December 31, 2007 is the sale of two CyberKnife system units that had been in our shared ownership programs by an independent third party for $3.4 million and the sale of a CyberKnife system unit that had been in our shared ownership programs by a former shared ownership program customer for $3.1 million. No revenue was recognized in our condensed consolidated statement of operations for purchases of shared ownership CyberKnife systems during the three and six months ended December 31, 2008.

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

We generate revenue by selling the CyberKnife system and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current U.S. list price for the CyberKnife system ranges from approximately $4.2 million to $5.75 million depending upon system configuration and options purchased by the customer. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. Effective July 1, 2008, the Diamond plan lists for $495,000 per year and provides for annual renewals for five years including the one-year warranty period. The customer may cancel the service plan at any time. As of December 31, 2008, 123 of our customers had purchased service plans. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have future upgrade obligations. In these cases, revenue, including CyberKnife product revenue, is recognized ratably over the remaining life of the contract once all upgrade obligations have been satisfied.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For 2008, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule adjusting the reimbursement rates for treatments using our technology in the hospital outpatient department. Under the finalized Medicare payment rules for the hospital outpatient setting, the national payment rates for procedures billed using Medicare billing codes for treatments using the CyberKnife system were $3,930 for the first treatment and $2,871 for each treatment thereafter, up to a maximum of five treatments, which is approximately one percent more than 2007 payment rates. On October 30, 2008, CMS issued final payment rates under these billing codes for 2009. For the calendar year 2009, CMS published slightly decreased payment rates as compared to 2008.  The final payment rate under Healthcare Common Procedure Coding System, or HCPCS, code G0339, the billing code for the first treatment, for 2009 is $3,803 and the final payment rate under code G0340, the billing code for each treatment thereafter, for 2009 is $2,580, approximately three and 10 percent less than 2008 payment rates, respectively. Payment for the free-standing clinic setting is governed by the final Medicare Physician Fee Schedule. For 2008 and 2009, payment for HCPCS codes G0339 and G0340 in the freestanding clinic settings for first and subsequent treatments were set by the local Medicare carrier and rates may vary from no payment to a payment rate exceeding the hospital outpatient payment rates.  We do not anticipate a significant impact of this rule on our business or results of operations.

In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the free-standing clinic setting. Payment to physicians is based on the Medicare Physician Fee Schedule, and payment amounts are updated on an annual basis.  For 2009, the American Medical Association, or AMA, issued guidance that deleted Current Procedural Technology, or CPT, code 61793, the Category I CPT code describing physician work delivering radiosurgery services, and issued the following new CPT codes:  61796, 61797, 61798, 61799, 61800, 63620 and 63621, all relating to neurosurgical procedures that should be used for intracranial and spinal procedures only.  Medicare and third-party payors will require the use these new CPT codes to describe physician services for radiosurgery services using our technology for cranial and spinal procedures. Radiosurgery procedures in other anatomies require physicians to bill unlisted CPT codes with no assigned payment rates. Payment rates for unlisted codes are set by the local Medicare carrier and rates may vary from no payment to rates equivalent to the comparable CPT rates for the 61796 series of CPT codes.  The inability of physicians to obtain reimbursement under the new CPT codes or any related unlisted or successor CPT codes could result in a material adverse effect on our business.

Our total net revenue was $57.6 million and $52.0 million for the three months ended December 31, 2008 and 2007, respectively, and $113.5 million and $100.7 million for the six months ended December 31, 2008 and 2007, respectively. Our net income (loss) was $1.4 million and $2.3 million for the three months ended December 31, 2008 and 2007, respectively, and ($1.8 million) and $4.6 million for the six months ended December 31, 2008 and 2007, respectively. Our net cash used in operating activities was $12.7 million and $15.2 million during the six months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, our backlog (as further discussed under “Backlog” below) was approximately $597.9 million. The contingent portion of backlog was $146.2 at December 31, 2008. Contingent backlog consists of backlog associated with contracts that are subject to the satisfaction of contingencies prior to the customer becoming legally bound to proceed with the acquisition of a CyberKnife system. The non-contingent portion of backlog was $451.7 million at December 31, 2008.

Our future success will depend in large part on our ability to establish and maintain a competitive position in the market. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Our business and sales and installation cycle does not immediately create recognizable revenue. As such, we must invest in sales activities typically for up to 24 months prior to realizing the revenue from those activities. Our ability to achieve and maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth.

Material Weakness in Internal Controls

Previously Reported Material Weaknesses

Material Weakness Identified During the Year Ended June 30, 2008

In connection with our evaluation of internal controls over financial reporting for the fiscal year ended June 30, 2008, we identified a material weakness relating to accounting for revenue transactions.

During the six months ended December 31, 2008, our efforts to remediate the previously reported material weakness in our internal controls over financial reporting related to accounting for revenue transactions consisted of the following corrective actions:

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

Material Weakness Identified During the Quarter Ended September 30, 2008

In connection with an investigation of allegations made by a former employee regarding possible improprieties in handling and accounting for certain inventory items with respect to the quarter ended September 30, 2008, the Audit Committee of our Board of Directors and management identified a material weakness in our internal control over financial reporting with respect to inventory processes and procedures due to a combination of inadequate communication, record retention, systems, and reporting procedures.

During the three months ended December 31, 2008, our efforts to remediate the previously reported material weakness in our internal controls over financial reporting related to handling and accounting for certain inventory items consisted of the following corrective actions:

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

Although we have taken measures to remediate the previously reported material weaknesses mentioned above, as well as other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses, significant deficiencies and control deficiencies.

Financial Condition

Sales and Installation Cycle

The CyberKnife system has a relatively long sales and installation cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. The typical sales and installation cycle is up to 24 months in duration and involves multiple steps. Initial steps may include pre-selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife system, we typically negotiate and enter into a terms agreement setting forth the business and economic terms for the sale or acquisition of the CyberKnife system and multiyear service plan. After execution of a terms agreement, the customer typically has a specified window in which to complete final negotiation of legal terms for the acquisition of the CyberKnife system. We bifurcated the process of negotiating agreements on business and legal terms in order to reduce the level of sales force involvement in negotiation of legal terms and improve the efficiency of our customer contracting process. Nevertheless, many customers, particularly in international markets, opt to negotiate a full purchase agreement at the time of sale.  The last step in the sales and installation cycle is installation of the CyberKnife system. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need, or CON, both of which must be granted by state and local government bodies. Recently, as a result of healthcare cost considerations and sensitivity to the cost of major capital equipment items, some state CON boards have become more conservative in the evaluation of CON applications.  This trend, if it continues, may make the CON process more protracted and uncertain.  In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. We typically receive a deposit at the time the terms agreement or full purchase agreement is entered into, or shortly thereafter, and the remaining balance for the sale of the CyberKnife system upon delivery and installation. The customer also typically selects a service plan at the time of signing a CyberKnife system terms agreement and enters into the service plan agreement prior to installation of the system.

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

Legacy Service Plans

Prior to introducing our Diamond plan, we offered our Platinum Elite multiyear service plan, or Platinum plan. This legacy service plan was structured so that we have an obligation to deliver two upgrades per year over the course of the multiyear service plan. If we fail to deliver the upgrades, our customers are entitled to receive a refund of up to $100,000 for each upgrade not offered. Beginning in November 2005, we phased out offering these legacy service plans to new customers.

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

Shared Ownership Program Revenue

As of December 31, 2008, our shared ownership program involved U.S. sites only.  We recognize revenue monthly from our shared ownership program that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from shared ownership programs of $876,000 and $1.9 million for the three and six months ended December 31, 2008, respectively, and $3.0 million and $5.4 million for the three and six months ended December 31, 2007, respectively. In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

The CyberKnife system shared ownership systems are recorded within property and equipment and are depreciated over their estimated life of ten years. Depreciation and warranty expense attributable to shared ownership systems are recorded within cost of shared ownership program as they are incurred.

Japan Customized Service Revenue

In May and December 2003, we entered into separate contractual arrangements to deliver customized services to our distributor in Japan for 22 CyberKnife systems previously sold. These customized services consist of two upgrade levels and are being delivered over an extended period concurrent with the distributor’s efforts to coordinate delivery with its end user customers. The obligations under the upgrade programs for these 22 systems were completed as of September 30, 2008. We do not plan to offer this customized service program in the future and instead expect to offer our standard multiyear service plans.

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

In situations with legacy plans where we have future obligations related to software upgrades that are subject to potential refunds, we defer revenue from the sale and service of the CyberKnife system until the final upgrade has been delivered and accepted. After we have delivered all upgrades associated with a service plan and thus eliminated any contractual right to a refund, we ratably recognize the revenue from the sale of the CyberKnife system and the plan over the remaining life of the contract or until we have VSOE of the fair value of remaining undelivered elements. Net revenue from international customers was $22.1 million and $35.7 million for the three and six months ended December 31, 2008, respectively, compared to $20.3 million and $39.1 million for the three and six months ended December 31, 2007.

Backlog

Backlog consists of the sum of deferred revenue, future payments that our customers are contractually committed to make and signed contingent and non-contingent contracts that we believe have a substantially high probability of being booked as revenue from CyberKnife system sale agreements, service plans and minimum payment requirements associated with our shared ownership program. Contingencies associated with contingent contracts that are included within backlog may include state or local government approval of a certificate of need for the installation of a radiosurgery system, approval by the board of directors of the hospital or other purchaser of the system and establishment of financing and formation of legal entities by purchasers of systems and, in the case of terms agreements, final negotiation and agreement upon our legal terms for the purchase or acquisition of the CyberKnife system. In addition, in some cases in which customers negotiate full purchase agreements, these agreements are also subject to certain contingencies. We review, on a quarterly basis with respect to each contingent contract included in backlog, whether customer engagement and progress toward satisfaction of contingencies warrant continued inclusion of the contract within backlog.

As of December 31, 2008, our backlog, as defined above, was approximately $597.9 million, compared to backlog of approximately $647.0 million as of June 30, 2008. Of the total backlog, $311.1 million represented CyberKnife system sales, as compared to $358.6 million as of June 30, 2008, and $286.8 million represented revenue from service plans and other recurring revenues, as compared to $288.4 million as of June 30, 2008. The contingent portion of backlog was $146.2 million at December 31, 2008, as compared to $187.3 million at June 30, 2008. Contingent backlog consists of backlog under contracts that are subject to the satisfaction of contingencies prior to the customer becoming legally bound to proceed with the acquisition of a CyberKnife system. The non-contingent portion of backlog was $451.7 million at December 31, 2008, as compared to $459.7 million at June 30, 2008. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. Although backlog includes contractual commitments from our customers, we may be unable to convert this entire backlog, including the entire non-contingent backlog, into recognized revenue due to factors outside our control.

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

Cost of revenue. Cost of revenue consists primarily of material, labor and overhead costs. In future periods we expect cost of revenue to decrease as a percentage of total net revenue due to anticipated higher-margin product sales and increased absorption of manufacturing overhead costs associated with increased production volumes, improved efficiencies for supplies and materials and improved labor and manufacturing efficiencies. In addition, we expect to record restructuring-related charges throughout the remainder of the fiscal year ended June 30, 2009 and expect to realize cost savings as a result of the Workforce Alignment Plan (“the Plan”) beginning in the fiscal year ended June 30, 2010.

Selling and marketing expenses. Selling and marketing expenses consist primarily of costs for personnel and costs associated with participation in medical conferences, physician symposia, and advertising and promotional activities. We expect to record restructuring-related charges throughout the remainder of the fiscal year ended June 30, 2009 and expect to realize cost savings as a result of the Plan beginning in the fiscal year ended June 30, 2010. Marketing expenses may fluctuate from quarter to quarter due to the timing of major marketing events, such as significant trade shows.

Research and development expenses.  Research and development expenses consist primarily of activities associated with our product development, regulatory, and clinical study arrangements. In future periods, we expect research and development expenses to grow in absolute terms as we continue our investment in new technologies, enhancements to the CyberKnife system, increased clinical studies, and as we increase headcount and development activities. Our objective is to manage growth in these expenditures such that they will decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale. In addition, we expect to record restructuring-related charges throughout the remainder of the fiscal year ended June 30, 2009 and expect to realize cost savings as a result of the Plan beginning in the fiscal year ended June 30, 2010.

General and administrative expenses.  General and administrative expenses consist primarily of compensation and related costs for finance, legal, and human resources, and external expenses related to accounting, legal and other consulting fees. In future periods, we expect general and administrative expenses to grow in absolute terms as we incur additional costs related to the overall growth of our business, but to decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale. We expect to record restructuring-related charges throughout the remainder of the fiscal year ended June 30, 2009 and expect to realize cost savings as a result of the plan beginning in the fiscal year ended June 30, 2010.

Other income, net.  Other income, net consists primarily of unrealized losses on our long-term trading securities, net of unrealized gains on our put option, interest earned on our cash and cash equivalents and investments, foreign currency transaction gains and losses, and state and local sales and use tax fines and penalties.  We expect interest income to decrease in the near future in response to the recent decline in interest rates.

Deferred Revenue—Legacy Multiyear Service Plans

We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum and Gold service plans, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring the cash received for the purchase of the CyberKnife system and multiyear service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied our obligations for delivery of upgrades under the plans, we recognize revenue ratably over the remaining life of the service plan. We have not offered these legacy multiyear service plans to new customers since we phased them out when we introduced our Diamond plan in November 2005, but continue to provide service for 38 legacy plans as of December 31, 2008. Therefore, our deferred revenue has been higher in certain periods where we have installed more units with legacy contracts, and it should decrease in future periods as we satisfy the contractual obligations and recognize the revenue associated with those installed units. However, we do not anticipate receiving significant incremental cash flow from operations related to these legacy contracts.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Net revenue

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Net revenue	$57,637	$52,038
Products	$41,301	$39,131
Shared ownership program	$876	$3,044
Services	$13,922	$8,950
Other	$1,538	$913

Total net revenue for the three months ended December 31, 2008 increased $5.6 million from the three months ended December 31, 2007.  During the three months ended December 31, 2008, 10 CyberKnife system units were installed and one unit was sold to a distributor, all of which were sold and none of which were attributable to our shared ownership program, compared to 12 units installed, including 11 units sold and one attributable to our shared ownership program in the three months ended December 31, 2007.  In accordance with our revenue recognition policy and the terms of our service plans, we recognized revenue associated with the sale of 11 CyberKnife system units for the three months ended December 31, 2008, compared to 14 CyberKnife system units for the three months ended December 31, 2007.

Product revenue for the three months ended December 31, 2008 increased $2.2 million from the three months ended December 31, 2007.  In accordance with our revenue recognition policy and the terms of our service plans, we recognized revenue associated with the sale of 11 CyberKnife system units for the three months ended December 31, 2008, compared to 14 CyberKnife system units for the three months ended December 31, 2007. Of the 14 CyberKnife system units sold, we satisfied all revenue recognition criteria for three units previously sold to a distributor in China and recognized $5.6 million of products revenue related to these units during the three months ended December 31, 2007.  Also included in products revenue during the three months ended December 31, 2007, is $3.4 million related to the purchase by a third party of two of our CyberKnife system units that had been in our shared ownership programs.  Though the number of system units sold and recognized decreased during the three months ended December 31, 2008, product revenue increased due to an increase in the average unit selling price and an increase in sales of additional system upgrades.  In addition, we recognize product revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations.  During the three months ended December 31, 2008 and 2007, we recognized product revenue attributable to these legacy multiyear plans for 19 units and 14 units, respectively.

Service revenue for the three months ended December 31, 2008 increased approximately $5.0 million from the three months ended December 31, 2007, primarily attributable to an increase in the number of customer sites under service plans. As of December 31, 2008 and 2007, 123 and 86 of our customers had purchased service plans, respectively. Shared ownership program revenue for the three months ended December 31, 2008 decreased approximately $2.2 million from the three months ended December 31, 2007.  Subsequent to December 31, 2007, we sold 9 units that were formerly a part of our shared ownership program. We anticipate revenue from our shared ownership program will continue to decrease in future periods due to the sale during fiscal 2008 of such units.  Other revenue for the three months ended December 31, 2008, increased approximately $625,000 from the three months ended December 31, 2007, primarily attributable to $1.0 million of revenue recognized during the three months ended December 31, 2008 for a long-term manufacturing contract partially offset by a decrease in revenue from upgrade services in Japan, classified as “Other revenue” in our condensed consolidated statements of operations for the three months ended December 31, 2008, due to a decrease in upgrade services provided to our installed systems in Japan.

Gross profit

	Three Months Ended December 31,
	2008		2007
	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)
Gross profit	$29,409	51.0%	$27,862	53.5%
Products	$23,781	57.6%	$22,650	57.9%
Shared ownership program	$669	76.4%	$2,284	75.0%
Services	$4,950	35.6%	$2,559	28.6%
Other	$9	0.6%	$369	40.4%

The decrease in gross profit as a percentage of revenue was due primarily to a significant increase in services revenue as a percentage of total net revenues, which have higher costs of revenue as compared to product revenue, plus a decrease in shared ownership revenues, which have lower costs of revenue as compared to product revenue.

Selling and marketing expenses

	Three Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Sales and marketing	$10,723	$11,167
% of net revenue	18.6%	21.5%

Selling and marketing expenses for the three months ended December 31, 2008 decreased $444,000 from the three months ended December 31, 2007. The decrease was primarily attributable to a decrease of $1.4 million in trade show expenses related to the timing of the American Society for Therapeutic Radiology and Oncology, or ASTRO, trade show, which was held during the first quarter of fiscal year 2009 but was held during the second quarter of fiscal year 2008, partially offset by an increase of $183,000 in salaries and related costs largely due to increased headcount, an increase in sales commissions of $371,000 due to increased commissions earned during the three months ended December 31, 2008, and an increase of $365,000 in consulting and outside service expenses mainly due to increased consulting activity for lobbying. As a percentage of net revenue, selling and marketing expenses for the three months ended December 31, 2008 decreased to 18.6% as compared to 21.5% for the three months ended December 31, 2007.

Research and development expenses

	Three Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Research and development	$8,794	$8,128
% of net revenue	15.3%	15.6%

Research and development expenses for the three months ended December 31, 2008 increased $666,000 from the three months ended December 31, 2007. The increase was primarily attributable to an increase of $596,000 in salary and related costs largely due to increased headcount. Research and development expenses as a percentage of net revenue was consistent for the three months ended December 31, 2008 and 2007 at 15.3% and 15.6%, respectively.

General and administrative expenses

	Three Months Ended December 31,
	2008	2007
	(Dollars in thousands)
General and administrative	$9,259	$7,976
% of net revenue	16.1%	15.3%

General and administrative expenses for the three months ended December 31, 2008 increased $1.3 million from the three months ended December 31, 2007. The increase was primarily attributable to an increase of $680,000 in salary and related costs primarily due to increased headcount and an increase of $511,000 in legal fees and accounting, audit and tax expenses as a result of the investigation of the handling and accounting for certain inventory items conducted during the three months ended December 31, 2008. As a percentage of total net revenue, general and administrative expenses for the three months ended December 31, 2008 increased to 16.1% as compared to 15.3% for the three months ended December 31, 2007.

Other income, net

	Three Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Other income, net	$748	$2,197
% of net revenue	1.3%	4.2%

Other income, net decreased $1.4 million for the three months ended December 31, 2008 from the three months ended December 31, 2007.  In November 2008, the Company entered into an agreement (“Rights Agreement”) with UBS, the financial institution broker, which provides the Company with ARS Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option initially recorded at fair value. Due to the Company entering into this Rights Agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term trading securities on the condensed consolidated balance sheet as of December 31, 2008. Due to the change in classification to trading securities at the time of entering into the Rights Agreement, we transferred the previously accumulated unrealized loss on these ARS of $3.8 million from “Accumulated other comprehensive income (loss)” to “Other income, net” and recorded an additional unrealized loss of $407,000 in “Other income, net” relating to the change in fair value of the trading securities from November 2008 through the end of the reporting period for a total unrealized loss of $4.2 million included in net income for the three months ended December 31, 2008. The total loss of $4.2 million was partially offset by a $3.3 million gain recognized on the put option, for a net loss of $860,000 included in “Other income, net”. The decrease is also attributable to a $1.2 million decrease in interest income due to a decrease in both the average daily balances kept in interest bearing accounts and the interest rates earned on amounts kept in those accounts during the three months ended December 31, 2008 compared to the three months ended December 31, 2007, partially offset by a $607,000 increase in foreign currency transaction gains due to higher net asset balances in Euro-denominated accounts. As a percentage of total net revenue, other income, net for the three months ended December 31, 2008 decreased to 1.3% as compared to 4.2% for the three months ended December 31, 2007.

Provision for income taxes

	Three Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Provision for income taxes	$31	$445
% of net revenue	0.1%	0.9%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the three months ended December 31, 2008, we recorded income tax expense of $31,000, as compared to income tax expense of $445,000 for the three months ended December 31, 2007.  The provision is related primarily to foreign subsidiaries. The decrease in income tax of $414,000 is primarily due to a decrease in corporate earnings of foreign subsidiaries during the quarter.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Net revenue

	Six Months Ended December 31,
	2008	2007
	(in thousands)
Net revenue	$113,494	$100,684
Products	$78,756	$76,115
Shared ownership program	$1,912	$5,356
Services	$29,829	$15,949
Other	$2,997	$3,264

Total net revenue for the six months ended December 31, 2008 increased $12.8 million from the six months ended December 31, 2007.  During the six months ended December 31, 2008, 15 CyberKnife system units were installed and one unit was sold to a distributor, all of which were sold and none of which were attributable to our shared ownership program, compared to 17 units installed, including 15 units sold and two attributable to our shared ownership program in the six months ended December 31, 2007.  In accordance with our revenue recognition policy and the terms of our service plans, we recognized revenue associated with the sale of 18 CyberKnife system units for the six months ended December 31, 2008, compared to 25 CyberKnife system units for the six months ended December 31, 2007.

Product revenue for the six months ended December 31, 2008 increased $2.6 million from the six months ended December 31, 2007.  In accordance with our revenue recognition policy and the terms of our service plans, we recognized revenue associated with the sale of 18 CyberKnife system units for the six months ended December 31, 2008, compared to 25 CyberKnife system units for the six months ended December 31, 2007. Though the number of system units sold and recognized decreased during the six months ended December 31, 2008, product revenue increased primarily due to an increase in average unit selling price and the fulfillment of final upgrade delivery obligations at the end of the service contracts for two units under our legacy multiyear service plans, which allowed us to recognize product revenue in full of $5.4 million.  During the six months ended December 31, 2008, we satisfied all revenue recognition criteria for seven units (included in the 25 CyberKnife system units sold) previously sold to a distributor in China during the six months ended December 31, 2007 and recognized $13.1 million of products revenue related to these units.  Also included in products revenue for the six months ended December 31, 2007 was the sale of three CyberKnife system units that had been in our shared ownership programs for $6.5 million.  In addition, we recognize product revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations.  During the six months ended December 31, 2008 and 2007, we recognized product revenue attributable to these legacy multiyear plans for 21 units and 14 units, respectively.

Service revenue for the six months ended December 31, 2008 increased approximately $13.9 million from the six months ended December 31, 2007, primarily attributable to an increase in the number of customer sites under service plans. As of December 31, 2008 and 2007, 123 and 86 of our customers had purchased service plans, respectively. In addition, revenue for two platinum sites was recognized in full during the six months ended December 31, 2008, as the final upgrades were installed at these sites at the end of their service contracts. Shared ownership program revenue for the six months ended December 31, 2008 decreased approximately $3.4 million from the six months ended December 31, 2007.  Subsequent to December 31, 2007, we sold 9 units that were formerly a part of our shared ownership program. We anticipate revenue from our shared ownership program will continue to decrease in future periods due to the sale during fiscal 2008 of such units.  Revenue from upgrade services in Japan, classified as “Other revenue” in our consolidated statements of operations for the six months ended December 31, 2008, decreased approximately $267,000 from the six months ended December 31, 2007 due to a decrease in upgrade services provided to our installed systems in Japan.

Gross profit

	Six Months Ended December 31,
	2008		2007
	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)
Gross profit	$57,838	51.0%	$53,773	53.4%
Products	46,492	59.0%	43,194	56.7%
Shared ownership program	1,443	75.5%	3,884	72.5%
Services	9,672	32.4%	5,100	32.0%
Other	231	7.7%	1,595	48.9%

The decrease in gross profit as a percentage of net revenue was due primarily to a significant increase in services revenue as a percentage of total net revenues, which have higher costs of revenue as compared to product revenue, plus a decrease in shared ownership revenues, which have lower costs of revenue as compared to product revenue. In addition, charges for slow-moving and obsolete parts in the six months ended December 31, 2008 increased $1.1 million compared to the six months ended December 31, 2007.

Selling and marketing expenses

	Six Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Sales and marketing	$24,203	$21,323
% of net revenue	21.3%	21.2%

Selling and marketing expenses for the six months ended December 31, 2008 increased $2.9 million from the six months ended December 31, 2007. The increase was primarily attributable to an increase of $829,000 in salaries largely due to increased headcount, an increase of $897,000 in sales commissions due to previously paid amounts that were expensed for employees terminating during the six months ended December 31, 2008, and an increase of $519,000 in travel expenses as a result of increasing our international sales presence. Selling and marketing expenses as a percentage of net revenue was consistent for the six months ended December 31, 2008 and 2007 at 21.3% and 21.2%, respectively.

Research and development expenses

	Six Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Research and development	$17,548	$15,843
% of net revenue	15.5%	15.7%

Research and development expenses for the six months ended December 31, 2008 increased $1.7 million from the six months ended December 31, 2007. The increase was primarily attributable to an increase of $1.9 million in salary and related costs largely due to increased headcount and an increase of $249,000 in business promotion and support group expenses related to new lung and prostate cancer studies, partially offset by a decrease of $1.0 million in consulting fee expense due to a decrease in research and development project outsourcing. Research and development expenses as a percentage of net revenue was consistent for the six months ended December 31, 2008 and 2007 at 15.5% and 15.7%, respectively.

General and administrative expenses

	Six Months Ended December 31,
	2008	2007
	(Dollars in thousands)
General and administrative	$19,692	$15,877
% of net revenue	17.4%	15.8%

General and administrative expenses for the six months ended December 31, 2008 increased $3.8 million from the six months ended December 31, 2007. The increase was primarily attributable to $2.0 million of non-recurring employee separation costs and an increase of $1.4 million in salary and related costs primarily due to increased headcount. As a percentage of total net revenue, general and administrative expenses for the six months ended December 31, 2008 increased to 17.4% as compared to 15.8% for the six months ended December 31, 2007.

Other income, net

	Six Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Other income, net	$1,861	$4,809
% of net revenue	1.6%	4.8%

Other income, net decreased $2.9 million for the six months ended December 31, 2008 from the six months ended December 31, 2007. In November 2008, the Company entered into an agreement (“Rights Agreement”) with UBS, the financial institution broker, which provides the Company with ARS Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option initially recorded at fair value. Due to the Company entering into this Rights Agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term trading securities on the condensed consolidated balance sheet as of December 31, 2008.  Due to the change in classification to trading securities at the time of entering into the Rights Agreement, we transferred the previously accumulated unrealized loss on these ARS of $3.8 million from Accumulated other comprehensive income (loss) to Other income, net and recorded an additional unrealized loss of $407,000 in Other income, net, relating to the change in fair value of the trading securities from November 2008 through the end of the reporting period for a total unrealized loss of $4.2 million included in net income for the three and six months ended December 31, 2008. The total loss of $4.2 million was partially offset by a $3.3 million gain recognized on the put option, for a net loss of $860,000 included in “Other income, net”.  The decrease is also attributable to a $2.7 million decrease in interest income due to a decrease in both the average daily balances kept in interest bearing accounts and the interest rates earned on amounts kept in those accounts during the three months ended December 31, 2008 compared to the three months ended December 31, 2007, partially offset by a $581,000 increase in foreign currency transaction gains due to higher net asset balances in Euro-denominated accounts. As a percentage of total net revenue, other income, net for the six months ended December 31, 2008 decreased to 1.6% as compared to 4.8% for the six months ended December 31, 2007.

Provision for income taxes

	Six Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Provision for income taxes	$85	$931
% of net revenue	0.1%	0.9%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the six months ended December 31, 2008, we recorded income tax expense of $85,000, as compared to income tax expense of $931,000 for the six months ended December 31, 2007.  The provision is related primarily to foreign subsidiaries. The decrease in income tax of $846,000 is primarily due to a decrease in corporate earnings of foreign subsidiaries during the quarter.

Stock-Based Compensation Expense

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended December 31, 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest. For the three and six months ended December 31, 2008, we recorded $3.6 million and $8.6 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, ESPP options and restricted stock units granted, compared to $4.3 million and $8.6 million for the three and six months ended December 31, 2007, respectively.  During the three and six months ended December 31, 2008, we recognized $854,000 and $897,000, respectively, of stock-based compensation expense related to accelerated vesting of stock options and RSUs in conjunction with non-recurring employee separation costs.

As of December 31, 2008, there was approximately $36.7 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP options and restricted stock units which we expect to be recognized over a weighted average period of 2.31 years.

Liquidity and Capital Resources

At December 31, 2008, we had $29.4 million in cash and cash equivalents. During the six months ended December 31, 2008, cash and cash equivalents decreased by $7.6 million. This decrease was primarily attributable to cash used in operating activities of $12.7 million, and was partially offset by cash provided by investing activities of $1.4 million and cash provided by financing activities of $3.5 million. In addition, we have a line of credit available that allows for borrowings against our long-term trading securities, as determined by the financial institution broker. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

Six Months Ended December 31, 2008 and 2007

Cash Flows From Operating Activities.  Net cash used in operating activities for the six months ended December 31, 2008 was $12.7 million. Our net loss for the first six months of fiscal 2009 of $1.8 million was partially offset by an increase in accrued liabilities of $5.2 million. Negative cash flow from working capital changes include an increase in accounts receivable of $7.5 million, a decrease in customer advances of $6.5 million due to a decrease in advanced payments made by customers for product shipments, an increase in inventories of $3.3 million due to an increase in our business volume and a decrease in deferred revenue, net of deferred cost of revenue, of $7.2 million.  The increase in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment.  The increase in accrued liabilities was primarily due to increases in accrued compensation related to payroll, payroll taxes and non-recurring employee separation expenses as well as increases in accrued sales and use and foreign value-added taxes.  The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue previously deferred for two platinum sites that were fully recognized during the six months ended December 31, 2008, as the final upgrades were installed at these sites during the final quarter of the service contract term.  Non-cash charges included $3.3 million of depreciation and amortization expense, $8.6 million of stock-based compensation and $860,000 unrealized loss on auction rate securities as a result of transferring the securities from available-for-sale to trading securities, net of unrealized gains on the put option recorded in connection with the ARS settlement agreement signed with UBS.

Net cash used in operating activities for the six months ended December 31, 2007 was $15.2 million. Our net income for the first six months of fiscal 2008 of $4.6 million was offset by an increase in accounts receivable of $5.1 million, an increase in inventories of $2.1 million, a decrease in accounts payable of $5.1 million, a decrease in accrued liabilities of $4.1 million and a decrease in deferred revenue, net of deferred cost of revenue, of $20.0 million.  The increase in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment.  The increase in inventory is due to an increase in our business volume.  The decrease in accounts payable is a result of the timing of differences between the receipt of vendor invoices and the payment of such invoices.  The decrease in accrued liabilities was primarily due to decreased accrued compensation related to commissions, payroll taxes, and bonuses.  The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, the continued satisfaction of specified obligations to begin revenue recognition for units covered by our legacy service plans and the recognition of revenue and cost of revenue for units previously shipped to a distributor in China.  Positive cash flow from working capital changes include a decrease in prepaid and other current assets of $1.0 million and an increase in customer advances of $2.6 million due to an increase in advanced payments made by customers for product shipments.  Non-cash charges included $3.9 million of depreciation and amortization expense and $8.6 million of stock-based compensation.

Cash Flows From Investing Activities.  Net cash provided by investing activities was $1.4 million for the six months ended December 31, 2008 and was mainly attributable to a decrease in restricted cash of $4.2 million, partially offset by net marketable security activities of ($1.4) million, which consisted of $76.1 million in purchases partially offset by $74.7 million of sales and maturities. We also used $1.4 million of cash for purchases of property and equipment. Net cash used in investing activities was $3.7 million for the six months ended December 31, 2007 and was primarily attributable to purchases of property and equipment. The purchases of property and equipment were due to the expansion of our facilities and operations in both periods.

Cash Flows From Financing Activities.  Net cash provided by financing activities for the six months ended December 31, 2008 was $3.5 million and was entirely attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.  Net cash provided by financing activities for the six months ended December 31, 2007 was $1.7 million and was attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans of $4.3 million and income tax benefits from employee stock plans of $718,000, offset by stock repurchases of $3.3 million.

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

Investments

We account for certain assets in accordance with SFAS 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. In November 2008, we entered into an agreement (“Rights Agreement”) with UBS, the financial institution broker, which provides us with ARS Rights (“Rights”) to sell our ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option initially recorded at fair value. Under the Rights Agreement, UBS may, at its discretion, trade the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered us a “no net cost” loan up to the market value of the ARS as determined by UBS until June 30, 2010 and we agreed to release UBS from certain potential claims related to the collateralized ARS in certain specified circumstances. During the three months ended December 31, 2008, we elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value led to a $3.3 million gain included in “Other income, net” for the put option asset, which is recorded in long-term trading securities.

Due to our entering into this Rights Agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term trading securities on the condensed consolidated balance sheet as of December 31, 2008. Due to the change in classification to trading securities at the time of entering into the Rights Agreement, we transferred the previously accumulated unrealized loss of $3.8 million from “Accumulated other comprehensive income (loss)” to “Other income, net” and recorded an additional unrealized loss of $407,000 relating to the change in fair value of the trading securities from November 2008 through the end of the reporting period in “Other income, net” for a total unrealized loss of $4.2 million included in net income for the three and six months ended December 31, 2008. The total loss of $4.2 million was partially offset by a $3.3 million gain recognized on the put option, for a net loss of $860,000 included in “Other income, net”.

We account for investments in accordance with SFAS 157. In February 2008, the FASB issued FSP FAS 157—2, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Interest Rate Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

For direct sales outside the United States it is likely we will sell in the local currency. For the three and six months ended December 31, 2008, all of our executed sales contracts were denominated in U.S. dollars, with the exception of five sales contracts, three of which were denominated in Euros and one each in Swiss Francs and British Pounds. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

At December 31, 2008, we had $29.4 million of cash and cash equivalents and $125.3 million invested in other financial instruments. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and investment balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before scheduled maturity.  If overall interest rates had risen by 100 basis points, the fair value of our net investment position at December 31, 2008 would have decreased by approximately $574,000, assuming consistent levels.

Credit Risk

The $22.4 million ARS we held failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. As of December 31, 2008, we have written down our ARS from their par value of $22.4 million to the estimated fair value of approximately $18.2 million. The $4.2 million decline in market value was recorded to other expense during the quarter ended December 31, 2008 in conjunction with our decision to reclassify the ARS from the available-for-sale category to the trading category. In addition, we entered into a settlement agreement with UBS whereby we have the option to sell the ARS at par value to UBS between June 30, 2010 and July 1, 2012. As part of the settlement with UBS, we have entered into a “no net cost” secured line of credit agreement with UBS. The secured line of credit allows borrowings as determined by UBS. The available borrowings afford us additional cash liquidity until we exercise our option to sell at par value, expected to be on or about June 30, 2010. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing and because of the material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting:

Previously Reported Material Weakness Identified During the Year Ended June 30, 2008

During the six months ended December 31, 2008, our efforts to remediate the material weakness in our internal controls over financial reporting related to accounting for revenue transactions as previously reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008 and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 consisted of the following corrective actions:

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

Previously Reported Material Weakness Identified During the Quarter Ended September 30, 2008

During the three months ended December 31, 2008, our efforts to remediate the previously reported material weakness in our internal controls over financial reporting related to handling and accounting for certain inventory items consisted of the following corrective actions:

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

In addition, even if the CyberKnife system is not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. For example, in October 2008, the Company initiated a recall of the RoboCouch Patient Positioning System, a component part to certain CyberKnife System configurations.  Thirteen RoboCouch units were affected by the recall and all repairs were made at the affected customer sites in the quarter ended December 31, 2008.  The costs associated with this recall were not material.  Any recall could divert management’s attention, cause us to incur significant expenses, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife system, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

We face risks related to the current credit crisis.

Current uncertainty in the global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At December 31, 2008 the Company had cash and cash equivalents of $29.4 million.  These available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions.  These funds invest in direct obligations of the government of the United States.  To date the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time the Company also has funds in its operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  While the Company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets.  To date the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Uncertainty exists as to the coverage and reimbursement status of new medical products and services and new indications for existing products. The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. However, we cannot assure you that the CyberKnife procedure will continue to be reimbursed at current rates or that third-party payors will continue to consider our products cost-effective relative to other treatments and provide coverage and reimbursement for our products, in whole or in part. For 2008, national payment rates for procedures billed using Medicare billing codes for treatments using the CyberKnife system were $3,930 and $2,871, respectively. On October 30, 2008, CMS issued final national payment rates for these codes for calendar year 2009. The 2009 payment rate for the initial treatment is $3,803 and the payment rate for subsequent treatments (up to a maximum of five total treatments) is $2,580.

In addition, in 2008, CMS promulgated new regulations that recognize payment for our CyberKnife system in the Ambulatory Surgical Center, or ASC, setting. In a final rule displayed on November 1, 2007, CMS provides for payment for approximately 790 additional surgical procedures that were previously not covered in this setting. CMS will pay separately for certain covered ancillary services that are provided integral to covered surgical procedures in ASCs. The ancillary services must be provided immediately before, during, or after a covered surgical procedure to be considered integral and therefore, eligible for separate payment. For 2009, codes describing our CyberKnife procedure are included in Addendum BB, Final ASC Covered Ancillary Services Integral to Covered Surgical Procedures for CY 2009 (Including Ancillary Services For Which Payment Is Packaged) in the final ASC rule and, effective 2009, would be paid at $2,324 for the first treatment and $1,576 for each subsequent treatment under this rule when performed in the ASC setting. For 2009, Medicare does not recognize radiosurgery or any radiation treatment as surgical procedures; as such, Medicare did not remove radiosurgery from the ASC list of coverage ancillary services and did not add them to the list of covered surgical procedures. It is unknown if commercial payers will reimburse CyberKnife services in the ASC environment.  A downward adjustment in reimbursement could have a material adverse effect on our operations.

CPT billing codes for stereotactic radiosurgery were established by the AMA, effective 2007. CMS has determined that these CPT codes are not to be used for hospital outpatient claims under the prospective payment system for 2008 and 2009 and, instead, existing HCPCS billing codes for our technology continue to be in effect through 2009. It appears that the billing codes established by the AMA generally are not being used for treatments using the CyberKnife system in non-hospital settings, or free-standing clinic settings, as well. It remains unclear how these billing codes will be used for procedures in other settings for Medicare purposes or how they will be used by non-Medicare payors in the future. Payment for the free-standing clinic setting is governed by the final Medicare Physician Fee Schedule. For 2008 and 2009, payment for HCPCS codes G0339 and G0340 in the freestanding clinic settings for first and subsequent treatments were set by the local Medicare carrier and rates may vary from no payment to a payment rate exceeding the hospital outpatient payment rates.  Physicians, hospitals and other healthcare providers may be reluctant to purchase the CyberKnife system or may decline to do so entirely if they determine there is not sufficient coverage and reimbursement from third-party payors for the cost of the CyberKnife procedure. In addition, if physicians or hospital administrators believe that our CyberKnife system will add costs to a procedure, but will not add sufficient offsetting economic or clinical benefits, adoption could be impaired. Any reduction or limitation in use of the CyberKnife system could have an adverse impact on our sales.

In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the free-standing clinic setting. Payment to physicians is based on the Medicare Physician Fee Schedule, and payment amounts are updated on an annual basis.  For 2009, the AMA issued guidance that deleted CPT code 61793, the Category I CPT code describing physician work delivering radiosurgery services, and issued the following new CPT codes:  61796, 61797, 61798, 61799, 61800, 63620 and 63621, all relating to neurosurgical procedures that should be used for intracranial and spinal procedures only.  Medicare and third-party payors will require the use these new CPT codes to describe physician services for radiosurgery services using our technology for cranial and spinal procedures. Radiosurgery procedures in other anatomies require physicians to bill unlisted CPT codes with no assigned payment rates. Payment rates for unlisted codes are set by the local Medicare carrier and rates may vary from no payment to rates equivalent to the comparable CPT rates for the 61796 series of CPT codes.  The inability of physicians to obtain reimbursement under the new CPT codes or any related unlisted or successor CPT code could result in a material adverse effect on our business.

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

Even if third-party payors provide adequate coverage and reimbursement for the CyberKnife procedure, adverse changes in third-party payors’ general policies toward reimbursement could preclude market acceptance for our products and materially harm our sales and revenue growth. In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposals to change the healthcare system, and some could involve changes that significantly affect our business. For instance, on December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted and , among other things, it established a new prescription drug benefit and changed reimbursement methodologies for drugs and devices used in hospital outpatient departments and in the home. In addition, certain federal regulatory changes occur at least annually.

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

  None.

(b)    Use of Proceeds from Public Offering of Common Stock

  None.

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 30, 2007 we announced that our Board of Directors had approved a stock repurchase plan that authorized us to repurchase shares of our common stock.  The stock repurchase plan expired in August 2008 and was not renewed by the Board of Directors.  Under the plan, we had the ability to acquire up to $25.0 million of common shares in the open market over a period of one year.  Throughout the fiscal year ended June 30, 2008, we repurchased 2,140,018 shares of our common stock for approximately $24.0 million.  Such shares have not been retired and therefore remain issued as of December 31, 2008.  No shares were repurchased during the three and six months ended December 31, 2008.  We account for our treasury stock under the par value method. At December 31, 2008, the par value of our treasury stock was immaterial.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders (“Annual Meeting”) on November 13, 2008. Stockholders representing 46,508,451, or 85.06%, of the total outstanding shares as of the record date of the Annual Meeting were present in person or by proxy. The following is a brief description of each matter voted upon at the Annual Meeting and a statement of the number of votes cast for or against and the number of abstentions with respect to each matter.

1)              The stockholders elected the following to serve on the Board of Directors for a term of three years:

	For	Withheld
John R. Adler, Jr., M.D.	42,463,513	4,044,938
John P. Wareham	45,695,085	813,366

Elizabeth Dávila, Euan S. Thomson, Ph.D., Wayne Wu, Robert S. Weiss and Li Yu also continued as directors after the Annual Meeting.

2)              The stockholders approved the selection of Grant Thornton LLP as the independent registered public accounting firm of the Company for its fiscal year ending June 30, 2009:

For	Against	Abstain
46,305,970	105,018	97,463

Item 5.                       Other Information

Entry into a Material Definitive Agreement.

On November 12, 2008, we entered into an agreement (“Rights Agreement”) with UBS, the financial institution broker which provides us with Auction Rate Securities Rights (“Rights”) to sell our ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012.  Under the Rights Agreement, UBS may, at its discretion, trade the ARS at any time through July 2, 2012 without prior notice to the Company and must pay us par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered us a “no net cost” loan up to the market value of the ARS as determined by UBS until June 30, 2010 and we agreed to release UBS from certain potential claims related to the collateralized ARSs in certain specified circumstances.

The description set forth above is a summary and is therefore qualified in its entirety by the complete text of the Rights agreement, which is attached hereto as Exhibit 10.9 and is incorporated herein by reference.

Item 6.                       Exhibits

Exhibit Number	Description
10.1*†	Amended and Restated Employment Terms Letter by and between the Company and Euan Thomson, Ph.D., dated October 22, 2008.
10.2*†	Amended and Restated Employment Terms Letter by and between the Company and Chris A. Raanes, dated October 22, 2008.
10.3*†	Amended and Restated Employment Terms Letter by and between the Company and Eric P. Lindquist, dated October 22, 2008.
10.4*†	Amended and Restated Employment Terms Letter by and between the Company and Wade Hampton, dated October 22, 2008.
10.5*†	Amended and Restated Employment Terms Letter by and between the Company and Holly Grey, dated October 22, 2008.
10.6*†	Amended and Restated Employment Terms Letter by and between the Company and Theresa L. Dadone, dated October 22, 2008.
10.7*†	Amended and Restated Employment Terms Letter by and between the Company and Vilim Simcic, Ph.D., dated October 22, 2008.
10.8*	Employment Terms Letter by and between the Company and Derek Bertocci, dated December 1, 2008.
10.9	UBS Repurchase Offer by and between the Company and UBS Financial Services Inc., dated November 12, 2008.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Management contract or compensatory plan or arrangement.

†                                          Amended to comply with 409A requirements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCURAY INCORPORATED

By: /s/ Euan S. Thomson
Euan S. Thomson, Ph.D.
Chief Executive Officer and President

By: /s/ Derek Bertocci
Derek Bertocci
Senior Vice President and Chief Financial Officer

Date:   February 5, 2009

EXHIBIT INDEX

Exhibit Number	Description
10.1*†	Amended and Restated Employment Terms Letter by and between the Company and Euan Thomson, Ph.D., dated October 22, 2008.
10.2*†	Amended and Restated Employment Terms Letter by and between the Company and Chris A. Raanes, dated October 22, 2008.
10.3*†	Amended and Restated Employment Terms Letter by and between the Company and Eric P. Lindquist, dated October 22, 2008.
10.4*†	Amended and Restated Employment Terms Letter by and between the Company and Wade Hampton, dated October 22, 2008.
10.5*†	Amended and Restated Employment Terms Letter by and between the Company and Holly Grey, dated October 22, 2008.
10.6*†	Amended and Restated Employment Terms Letter by and between the Company and Theresa L. Dadone, dated October 22, 2008.
10.7*†	Amended and Restated Employment Terms Letter by and between the Company and Vilim Simcic, Ph.D., dated October 22, 2008.
10.8*	Employment Terms Letter by and between the Company and Derek Bertocci, dated December 1, 2008.
10.9	UBS Repurchase Offer by and between the Company and UBS Financial Services Inc., dated November 12, 2008.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Management contract or compensatory plan or arrangement.

†                                          Amended to comply with 409A requirements.