Form 10-Q
period 2009-03-28
ACCURAY INC
filed 2009-05-06
CIK 1138723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of May 1, 2009, there were 56,071,372 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended March 31, 2009

PART I.                                                   FINANCIAL INFORMATION

Item 1.           Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	June 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$33,907	$36,936
Restricted cash	1,093	4,830
Short-term available-for-sale securities	64,333	85,536
Accounts receivable, net of allowance for doubtful accounts of $477 at March 31, 2009 and $27 at June 30, 2008	33,097	33,918
Inventories	28,562	23,047
Prepaid expenses and other current assets	4,978	6,431
Deferred cost of revenue—current	21,621	31,667
Total current assets	187,591	222,365
Long-term available-for-sale securities	36,227	37,014
Long-term trading securities	21,660	—
Deferred cost of revenue—noncurrent	5,300	11,724
Property and equipment, net	14,830	17,140
Goodwill	4,495	4,495
Intangible assets, net	732	926
Other assets	1,340	1,340
Total assets	$272,175	$295,004
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,372	$12,962
Accrued compensation	10,986	7,504
Other accrued liabilities	4,906	4,369
Customer advances—current	13,207	22,331
Deferred revenue—current	74,104	87,455
Total current liabilities	114,575	134,621
Long-term liabilities:
Customer advances—noncurrent	—	2,900
Deferred revenue—noncurrent	10,358	26,720
Total liabilities	124,933	164,241
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 58,052,062 and
56,719,864 shares at March 31, 2009 and June 30, 2008, respectively; outstanding: 55,912,044 and 54,579,846 shares at March 31, 2009 and June 30, 2008, respectively	56	55
Additional paid-in capital	268,811	252,901
Accumulated other comprehensive income (loss)	114	(1,067)
Accumulated deficit	(121,739)	(121,126)
Total stockholders’ equity	147,242	130,763
Total liabilities and stockholders’ equity	$272,175	$295,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net revenue:
Products	$41,006	$40,706	$119,762	$116,821
Shared ownership program	1,285	2,715	3,197	8,071
Services	17,901	11,017	47,730	26,966
Other	1,109	4,320	4,106	7,584
Total net revenue	61,301	58,758	174,795	159,442
Cost of revenue:
Cost of products	17,630	19,411	49,894	52,332
Cost of shared ownership program	185	755	654	2,227
Cost of services	12,057	8,165	32,214	19,014
Cost of other	1,067	4,144	3,833	5,813
Total cost of revenue	30,939	32,475	86,595	79,386
Gross profit	30,362	26,283	88,200	80,056
Operating expenses:
Selling and marketing	11,420	10,792	35,623	32,115
Research and development	9,259	8,632	26,807	24,475
General and administrative	8,821	7,943	28,513	23,820
Total operating expenses	29,500	27,367	90,943	80,410
Income (loss) from operations	862	(1,084)	(2,743)	(354)
Other income, net	575	1,345	2,436	6,154
Income (loss) before provision for income taxes	1,437	261	(307)	5,800
Provision (benefit) for income taxes	221	(323)	306	608
Net income (loss)	$1,216	$584	$(613)	$5,192
Net income (loss) per share:
Basic net income (loss) per share	$0.02	$0.01	$(0.01)	$0.10
Shares used in computing basic net earnings per share	55,724	54,856	55,138	54,539
Diluted net income (loss) per share	$0.02	$0.01	$(0.01)	$0.09
Shares used in computing diluted net earnings per share	58,772	60,125	55,138	60,862
Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:
Cost of revenue	$622	$514	$1,801	$1,364
Selling and marketing	$538	$1,081	$2,518	$3,227
Research and development	$797	$800	$2,330	$2,278
General and administrative	$1,167	$1,837	$5,027	$5,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(613)	$5,192
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,983	6,029
Stock-based compensation	11,676	12,818
Tax benefit from stock-based compensation	—	388
Excess tax benefit from stock-based compensation	(356)	(298)
Realized gain on investments	(18)	—
Unrealized loss on long-term trading securities, net of gain on put option	740	—
Provision for bad debts	450	—
Loss on write-down of inventories	2,638	448
Loss on disposal of property and equipment	203	194
Changes in assets and liabilities:
Accounts receivable	592	(21,385)
Inventories	(9,234)	(4,467)
Prepaid expenses and other current assets	1,653	962
Deferred cost of revenue	17,088	21,426
Other assets	24	101
Accounts payable	(1,757)	(2,500)
Accrued liabilities	4,260	(2,494)
Customer advances	(12,253)	1,352
Deferred revenue	(30,003)	(35,785)
Net cash used in operating activities	(9,927)	(18,019)
Cash Flows From Investing Activities
Purchases of property and equipment	(2,258)	(4,326)
Restricted cash	3,737	—
Purchases of marketable securities	(116,061)	(108,918)
Sales and maturities of marketable securities	116,881	5,535
Net cash provided by (used in) investing activities	2,299	(107,709)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	3,168	3,622
Proceeds from employee stock purchase plan	806	1,888
Stock repurchases	—	(21,636)
Excess tax benefit from stock-based compensation	356	298
Net cash provided by (used in) financing activities	4,330	(15,828)
Effect of exchange rate changes on cash	269	(227)
Net decrease in cash and cash equivalents	(3,029)	(141,783)
Cash and cash equivalents at beginning of period	36,936	204,830
Cash and cash equivalents at end of period	$33,907	$63,047

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

The Company has formed ten wholly-owned subsidiaries: Accuray International SARL, located in Geneva, Switzerland, Accuray Europe SAS, located in Paris, France, Accuray UK Ltd, located in London, United Kingdom, Accuray Asia Limited, located in Hong Kong, SAR, Accuray Japan KK, located in Tokyo, Japan, Accuray Spain, S.L.U., located in Madrid, Spain, Accuray Medical Equipment (India) Private Ltd., located in New Delhi, India, Accuray Medical Equipment (SEA) Private Limited, located in Singapore, Accuray Medical Equipment (Rus) LLC, located in Moscow, Russia and Accuray Medical Equipment GmbH, located in Munich, Germany.  The purpose of these subsidiaries is to market the Company’s products in the various countries in which they are located.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2009 and 2008 are both comprised of 52 weeks.  For ease of presentation purposes, the condensed financial statements and notes refer to March 31 as the Company’s fiscal quarter end and June 30 as the Company’s fiscal year end.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation.

The accompanying condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three and nine months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2009 and 2008 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2008 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s consolidated financial position as of March 31, 2009, consolidated results of operations for the three and nine months ended March 31, 2009 and 2008 and cash flows for the nine months ended March 31, 2009 and 2008.  The results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending June 30, 2009 or for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates and assumptions made by the Company relate to stock-based compensation, valuation allowances for deferred tax assets, estimate of allowance for doubtful accounts, valuation of excess and obsolete inventories general inventory reserve requirements and impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents amounted to $24.8 million and $30.7 million at March 31, 2009 and June 30, 2008, respectively. Cash and cash equivalent balances denominated in a foreign currency amounted to $2.1 million and $1.0 million at March 31, 2009 and June 30, 2008, respectively.

Marketable Securities

The Company’s short-term available-for-sale securities on the condensed consolidated balance sheets include fixed-income securities, commercial paper, term notes and marketable debt securities.  All marketable securities designated as available-for-sale are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income (expense). The cost of available-for-sale marketable securities sold is based on the specific identification method. Available-for-sale marketable securities with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term available-for-sale marketable securities. Long-term available-for-sale marketable securities include U.S. corporate debt securities with maturities beyond one year.

The Company’s long-term trading securities on the condensed consolidated balance sheets consist of (i) auction-rate securities (“ARS”) that are AAA-rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education and (ii) a put option held in respect to these ARS (see Note 3). Changes in the fair value of the Company’s trading securities are reported in other income (expense).

Interest and dividends on all of the Company’s marketable securities are included in “Other income, net”.

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

Accounts receivable are not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations. The Company’s allowance for doubtful accounts was approximately $477,000 and $27,000 as of March 31, 2009 and June 30, 2008, respectively.  For the three months ended March 31, 2009, the Company had one customer that represented approximately 17% of revenue. There were no customers that represented more than 10% of revenue for the nine months ended March 31, 2009. For the three and nine months ended March 31, 2008, the Company had one customer that represented approximately 16% and 11% of revenue, respectively.  At March 31, 2009 and June 30, 2008, the Company had two and three customers that represented approximately 25% and 44% of accounts receivable, respectively.

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

Revenue Recognition

The Company earns revenue from the sale of products, the operation of its shared ownership program, and the provision of related services, which include installation services, post-contract customer support (“PCS”), training and consulting. The Company’s products and upgrades to those products include software that is essential to the functionality of the products and, accordingly, the Company accounts for the sale of its products pursuant to Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended.

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

For arrangements with multiple elements, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for each element is based upon the Company’s standard rates charged for the product or service when such product or service is sold separately or based upon the price established by management having the relevant authority when that product or service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the CyberKnife system, based upon the “residual method” as prescribed by SOP No. 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions (“SOP 98-9”). If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements or (2) establishment of VSOE of fair value for all remaining undelivered elements.

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

CyberKnife sales with nonlegacy service plans

In fiscal 2006, the Company began selling CyberKnife systems with PCS contracts that only provide for upgrades when and if they become available. The Company has established VSOE of the fair value of PCS in these circumstances.  For arrangements with multiple elements that include the CyberKnife system, installation services, training services and a PCS service agreement, the Company recognizes the CyberKnife system and installation services revenue following installation and acceptance of the system by application of the residual method as prescribed in SOP 98-9 when VSOE of fair value exists for all undelivered elements in the arrangement, including PCS.

Other revenue — Japan upgrade services

Other revenue primarily consists of upgrade services revenues related to the sale of specialized services specifically contracted to provide current technology capabilities for systems previously sold through a distributor into the Japan market. Some upgrade sales include elements where VSOE of fair value has not been established for the PCS. As a result, for these sales, associated revenues are deferred and recognized ratably over the term of the PCS arrangement, generally four years.

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

Costs associated with providing PCS and maintenance services are expensed when incurred, except when those costs are related to systems where revenue recognition has been deferred. In those cases, the costs are deferred until the recognition of the related revenue and are recognized over the period of revenue recognition.

Distributor sales

Sales to third party distributors are evidenced by distribution agreements governing the relationship together with binding purchase orders on a transaction-by-transaction basis. The Company records revenues from sales of CyberKnife systems to distributors based on a sell-through method where revenue is only recognized upon shipment of the product to the end user customer or proof of sell-through to end user customer is provided and once all other revenue recognition criteria are met including completion of all obligations under the terms of the purchase order. For sales of upgrades and accessories to distributors, revenue is recognized on either a sell-through or sell-in basis, depending upon the terms of the purchase order and once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exist, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

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

Shared ownership program

The Company also enters into arrangements under its shared ownership program with certain customers. Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the system, either at the end of the contractual period or in advance, at the customer’s request, at pre-determined prices. Under the terms of such program, the Company retains title to its CyberKnife system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront non-refundable payments from the customer are deferred and recognized as revenue over the contractual period. Revenues from the shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues in the condensed consolidated statements of operations. The Company recognized $1.3 million and $3.2 million for the three and nine months ended March 31, 2009, respectively, of revenue from the shared ownership program. The Company recognized $2.7 million and $8.1 million for the three and nine months ended March 31, 2008, respectively, of revenue from the shared ownership program.

Future minimum revenues under shared ownership arrangements as of March 31, 2009 are as follows (in thousands):

2009 (remaining three months)	$60
2010	240
2011	240
2012	240
2013 and thereafter	180
Total	$960

Total usage-based fee revenues, which are included in shared ownership program revenue, earned from the CyberKnife systems under the shared ownership program amounted to $1.2 million and $2.8 million for the three and nine months ended March 31, 2009, respectively, and $2.0 million and $6.0 million for the three and nine months ended March 31, 2008, respectively.

Under the terms of the shared ownership program, the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement. Product revenue of $1.2 million was recognized from the sale of one CyberKnife system that was formerly a part of the Company’s shared ownership program during the three and nine months ended March 31, 2009.  During the three and nine months ended March 31, 2008, $14.1 million and $20.6 million, respectively, of total revenue was recognized in the condensed consolidated statements of operations for the sale of 7 and 10 CyberKnife systems, respectively, that were formerly part of the Company’s shared ownership program.

The CyberKnife systems associated with the Company’s shared ownership program are recorded within property and equipment and are depreciated over their estimated useful life of ten years. Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership program.

Long-term manufacturing contracts

The Company recognizes revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Contract revenue of $890,000 and $1.9 million was recorded during the three and nine months ended March 31, 2009. Related costs of $907,000 and $2.0 million were recorded during the same periods.  Contract revenue of $500,000 and related contract costs of $438,000 were recorded during the three and nine months ended March 31, 2008. The Company recognizes any loss provisions from the total contract in the period such loss is identified. During the nine months ended March 31, 2009, increases in projected costs to complete were sufficient to create a loss position for certain projects. As such, an estimated loss provision of $17,000 and $104,000 was recognized during the three and nine months ended March 31, 2009, respectively. No loss provision was recognized during the three and nine months ended March 31, 2008. As of March 31, 2009 and June 30, 2008, costs of $98,000 and $1.0 million, respectively, were recorded in deferred cost of revenue related to long-term manufacturing contracts.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and the satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance monthly minimum lease payments, which will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Deferred other revenue results primarily from the Japan upgrade services programs and is due to timing differences between the receipt of cash payments for those upgrades and final delivery to the end user customer. Deferred cost of revenue consists of the direct costs associated with the manufacture of systems, direct service costs and deferred costs associated with the Japan upgrade services programs for which the revenue has been deferred in accordance with the Company’s revenue recognition policies. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Customer Advances

Customer advances represent payments made by customers in advance of product shipment. Customer advances related to product shipments expected to occur within one year are classified as current liabilities.

Research and Development Costs

Costs related to research, design and development of products, and clinical studies are charged to research and development expense as incurred. These costs include direct salary costs for research and development personnel, costs for materials used in research and development activities, costs for outside services and allocated portions of facilities and other corporate costs.  The Company has entered into research and clinical study arrangements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide.  These agreements support the Company’s internal research and development capabilities and are charged to research and development as incurred.

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

The estimated fair value of the stock options granted was calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $3.75 and $8.99 per share during the three and nine months ended March 31, 2009, and between $7.84 and $22.86 per share during the three and nine months ended March 31, 2008.  The fair value of the Company’s common stock is determined by its closing market price as published by the Nasdaq Global Market. During the three and nine months ended March 31, 2009, the Company recognized $2.2 million and $7.2 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options granted to employees.  During the three and nine months ended March 31, 2008, the Company recognized $3.0 million and $9.2 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options granted to employees. Weighted-average grant date fair values for the three and nine months ended March 31, 2009 were $3.11 and $4.02, respectively. Weighted-average grant date fair values for the three and nine months ended March 31, 2008 were $7.32 and $8.38, respectively. The following weighted-average assumptions were used to value options granted during the three and nine months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Risk-free interest rate	2.10%	2.92%	2.58%	3.68%
Dividend yield	—	—	—	—
Expected life	6.25	6.25	6.25	6.25
Expected volatility	65.4%	60.1%	64.3%	60.3%

During the three and nine months ended March 31, 2009, the Company recognized $32,000 and $929,000 of stock-based compensation expense related to accelerated vesting of stock options and restricted stock units (“RSUs”) in conjunction with employee separation costs.

In January 2007, in connection with the Company’s initial public offering, or IPO, the Board of Directors approved the 2007 Incentive Award Plan (“2007 Plan”) and 2007 Employee Stock Purchase Plan (“ESPP”). The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123R.

Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates.  The estimated fair value of ESPP shares are calculated at the date of grant using the Black-Scholes option pricing model, using the fair value of common stock determined by the Company’s closing market price on the date of grant, as published by the Nasdaq Global Market.  Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term is based upon the offering period of the ESPP.  The risk-free rate for the expected term of the ESPP option is based on the U.S. Treasury Constant Maturity rate. For the three and nine months ended March 31, 2009, the Company recognized $241,000 and $761,000, respectively, of compensation expense related to its ESPP.  For the three and nine months ended March 31, 2008, the Company recognized $320,000 and $883,000, respectively, of compensation expense related to its ESPP.  The following weighted-average assumptions were used to value ESPP shares at the date of grant:

	Three and Nine Months Ended March 31,
	2009	2008
Risk-free interest rate	0.44%	3.28%
Dividend yield	—	—
Expected life	0.50	0.50
Expected volatility	85.4%	58.5%

In connection with the 2007 Plan, the Company issued RSUs and recognized $638,000 and $2.8 million of stock-based compensation expense, net of estimated forfeitures, for RSUs granted during the three and nine months ended March 31, 2009, respectively. The Company recognized $942,000 and $2.8 million of stock-based compensation expense, net of estimated forfeitures, for RSUs granted during the three and nine months ended March 31, 2008, respectively. Weighted-average grant date fair values for the three and nine months ended March 31, 2009 were $5.53 and $6.55, respectively.  Weighted-average grant date fair values for the three and nine months ended March 31, 2008 were $14.42 and $15.16, respectively.

Excess tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits for the three and nine months ended March 31, 2009 was $356,000. Realized excess tax benefits (shortfall) for the three and nine months ended March 31, 2008 were ($330,000) and $388,000, respectively.

At March 31, 2009 and June 30, 2008, capitalized stock-based compensation costs of $468,000 and $489,000, respectively, were included as components of inventory and deferred cost of revenue.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from outstanding stock options, RSUs and warrants based on the treasury stock method. In periods when net income is reported, the calculation of diluted net income per share typically results in lower earnings per share than is calculated using the basic method. In periods when a net loss is reported, potential shares from stock options, restricted stock units and warrants are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and diluted net loss per share results in the same value.

For the three and nine months ended March 31, 2009, basic net income (loss) per share was based on weighted-average shares of 55,724,222 and 55,137,943, respectively.  For the three and nine months ended March 31, 2008, basic net income per share was based on weighted-average shares of 54,856,226 and 54,538,778, respectively.  For the three and nine months ended March 31, 2009, diluted net income (loss) per share was based on weighted-average shares of 58,772,040 and 55,137,943, respectively.  For the three and nine months ended March 31, 2008, diluted net income per share was based on weighted-average shares of 60,125,124 and 60,862,410, respectively.  The number of anti-dilutive shares excluded from the calculation of diluted income (loss) per share was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Options to purchase common stock	3,696,329	2,564,568	9,013,255	1,007,517
Restricted stock units	639,167	717,586	588,459	632,299
	4,335,496	3,282,154	9,601,714	1,639,816

The following table sets forth the basic and diluted per share computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Numerator:
Net income (loss) (in thousands)	$1,216	$584	$(613)	$5,192
Denominator:
Basic weighted-average shares outstanding	55,724,222	54,856,226	55,137,943	54,538,778
Stock option and restricted stock unit common share equivalents	3,047,818	5,268,898	—	6,323,632
Diluted weighted-average shares of common stock and equivalents outstanding	58,772,040	60,125,124	55,137,943	60,862,410
Basic net income (loss) per share:	$0.02	$0.01	$(0.01)	$0.10
Diluted net income (loss) per share:	$0.02	$0.01	$(0.01)	$0.09

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

The Company had $1.4 million of unrecognized tax benefits as of June 30, 2008, all of which would affect its income tax expense if recognized.  The unrecognized tax benefits mainly relate to federal and state net operating losses and research tax credits.  In the three and nine months ended March 31, 2009, none of the related benefits have been realized.  The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Due to attributes being carried forward, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 1999 forward. The statute of limitations in France remains open from 2005 and Hong Kong remains open from 2002. The Company’s subsidiary, Accuray Europe SAS, incurred non-income tax related penalties and interest of $122,000 as the result of the French tax audit for the tax years 2005 to 2007, recorded in other income, net for the three and nine months ended March 31, 2009.

During the three months ended March 31, 2009, the Company recorded tax provisions of $356,000, related to book-to-tax differences for fixed assets and a benefit of $146,000 for U.S. federal refundable credits as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, effective July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service between April and December 2008 and from January 1, 2009 through December 31, 2009. The Company estimated and recognized credits based on fixed assets placed into service through the nine months ended March 31, 2009.

In accordance with SFAS No.109, Accounting for Income Taxes, the Company classifies interest and penalties resulting from an underpayment of income taxes, if any, as a component of tax expense.  Such interest and penalties were immaterial as of March 31, 2009.

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

Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
United States (including Puerto Rico)	$49,074	$48,102	$126,890	$109,652
Europe	10,045	533	22,571	5,088
Asia (excluding Japan)	1,147	4,153	15,901	31,119
Japan	1,035	5,970	9,433	13,583
Total	$61,301	$58,758	$174,795	$159,442

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 157-4 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Also in April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 requires entities to initially apply the provisions of the standard to previously other than temporarily impaired debt securities (debt securities that the Company does not intend to sell and that the Company is not more likely than not required to sell before recovery), existing as of the date of initial adoption, by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 115-2 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments (“FAS 107”), to interim periods. It also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 107-1 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

The FASB also issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies (“FSP FAS 141(R)-1”) in April 2009. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5, to determine whether the contingency should be recognized as of the acquisition date or after it. This FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. FINANCIAL INSTRUMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. In November 2008, the Company entered into an agreement (“Rights Agreement”) with UBS, which provides the Company with ARS Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option initially recorded at fair value. Under the Rights Agreement, UBS may, at its discretion, purchase or sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. The Company agreed to release UBS from certain potential claims related to its marketing and sale of ARS. Additionally, UBS offered a “no net cost” loan to the Company up to 75% of par value of the ARS as determined by UBS until June 30, 2010 (See Note 10).

The Company elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value resulted in a gain included in “Other income, net” for the put option which is recorded in long-term trading securities.

Due to the Company entering into this Rights Agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term trading securities on the condensed consolidated balance sheet as of March 31, 2009. Due to the change in classification to trading securities, at the time of entering into the Rights Agreement, the Company transferred the previously accumulated unrealized loss of $3.8 million from “Accumulated other comprehensive income (loss)” to “Other income, net” and recorded an additional unrealized loss of $407,000 relating to the change in fair value of the trading securities from November 2008 through December 31, 2008 in “Other income, net”. During the three months ended March 31, 2009, the Company recorded an unrealized gain of $250,000 related to the change in fair value of the ARS.  At March 31, 2009, the total fair value of the ARS was $18.5 million, net of $3.9 million of unrealized losses.

Additionally, the Company recorded unrealized gains of $3.3 million related to the fair value of the put option through December 31, 2008.  During the three months ended March 31, 2009, the Company recorded unrealized losses of $130,000, for a total fair value of the put option of $3.2 million as of March 31, 2009. During the three months ended March 31, 2009, the $250,000 unrealized gain in fair value of the ARS and the $130,000 of unrealized loss on the put option resulted in a net $120,000 increase to “Other income, net”.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2009, according to the valuation techniques the Company used to determine their fair values:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2009	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$24,755	$24,755	$—	$—
Corporate notes	27,001	—	27,001	—
Commercial paper	19,351	—	19,351	—
U.S. government and governmental agency obligations	54,208	—	54,208	—
Auction-rate securities	18,474	—	—	18,474
Put option	3,186	—	—	3,186
Total	$146,975	$24,755	$100,560	$21,660

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2009. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Three Months	Nine Months
	Ended	Ended
	March 31, 2009	March 31, 2009
	(in thousands)
Beginning balance	$21,540	$21,509
Change in temporary valuation adjustment previously recorded in Accumulated Other Comprehensive Income	—	891
Unrealized gain (loss) on auction rate securities included in earnings (1)	250	(3,926)
Acquisition of purchased put option	—	3,316
Unrealized loss on put option included in earnings (1)	(130)	(130)
Balance at March 31, 2009	$21,660	$21,660

(1) Represents the amount of total losses for the period included in earnings relating to assets still held on March 31, 2009.

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

Commercial paper. Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 270 days. The entire $19.4 million held in commercial paper is classified as short-term marketable securities on the Company’s condensed consolidated balance sheet. The portion in cash and cash equivalents represents highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less. The market approach was used to value the Company’s commercial paper. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

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

Auction-rate securities.  As of March 31, 2009, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to December 31, 2008, the Company estimated Level 3 fair values for these securities based on the financial institutions broker’s valuations. The financial institution broker valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of March 31, 2009, the Company engaged a third party valuation service to model Level 3 fair value using an income approach. The Company reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded corporate debt of similar credit rating and an adjustment for lack of liquidity. The coupon rate was assumed to equal the stated maximum auction rate being received, which is determined based on the applicable 91-day U.S. Treasury rate plus 1.20%

premium according to provisions outlined in each security’s agreement. The estimated time to liquidity was 3.25 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

The put option (see above) gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the estimated 3.25 years. As the Company plans to exercise the put option on or around June 30, 2010, the value of the put option lies in (i) the ability to sell the securities thereby creating liquidity approximately two years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the put option represents the difference between the ARS with an estimated time to liquidity of 3.25 years and the ARS with an estimated time to liquidity of 1.5 years as the put option allows for the acceleration of liquidity and the avoidance of a below market coupon rate over the 1.5 year time period.

4. BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2009	June 30, 2008
Accounts receivable	$32,842	$33,264
Unbilled fees and services	732	681
	33,574	33,945
Less: Allowance for doubtful accounts	(477)	(27)
Accounts receivable, net	$33,097	$33,918

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in thousands):

	March 31, 2009	June 30, 2008
Raw materials	$11,451	$8,853
Work-in-process	10,171	3,967
Finished goods	6,940	10,227
Total inventories	$28,562	$23,047

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31, 2009	June 30, 2008
Furniture and fixtures	$3,527	$3,379
Computer and office equipment	7,658	6,912
Leasehold improvements	7,612	7,579
Machinery and equipment	13,885	12,287
CyberKnife shared ownership systems	2,521	3,951
	35,203	34,108
Less: Accumulated depreciation and amortization	(20,373)	(16,968)
Property and equipment, net	$14,830	$17,140

Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2009 was $1.6 million and $4.8 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2008 was $2.1 million and $5.8 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program at March 31, 2009 and June 30, 2008 was $928,000 and $1.6 million, respectively.

5. INVESTMENT

On July 29, 2008, the Company and Morphormics, Inc. (“Morphormics”) entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company’s treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company’s equity is considered to be at risk and is deemed not sufficient to finance Morphormics’ current product development activities without additional subordinated financial support. In addition, the

Company is deemed to be Morphormics’ primary beneficiary; therefore, it would absorb a majority of expected losses. Pursuant to guidance in FASB Interpretation 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), the Company is required to consolidate Morphormics in its financial results under GAAP. The consolidation of Morphormics’ assets and liabilities did not have a material effect on the Company’s condensed consolidated balance sheet at March 31, 2009. Subsequent to July 29, 2008, the Company has recorded losses of $725,000 on its investment in Morphormics. The remaining $775,000 of the Company’s investment remains at risk as of March 31, 2009.

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

The amortization expense relating to intangible assets for both the three and nine months ended March 31, 2009 and 2008 was approximately $65,000 and $194,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at March 31, 2009 and June 30, 2008 (in thousands):

	March 31, 2009	June 30, 2008
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(1,078)	(884)
Intangible assets, net	$732	$926

The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized intangible assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of March 31, 2009, is as follows (in thousands):

2009 (remaining three months)	$65
2010	258
2011	258
2012	151
Total	$732

7. COMMITMENTS AND CONTINGENCIES

Royalty Agreements

In July 1997, the Company entered into a license and royalty agreement with Stanford University (“Stanford”) under which the Company has a non-exclusive license to use certain technology. Under this agreement, the Company is obligated to pay Stanford up to $10,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $25,000. Royalty expense recorded in cost of revenue or deferred cost of revenue was $40,000 and $140,000 for the three and nine months ended March 31, 2009, respectively. Royalty expense recorded in cost of revenue or deferred cost of revenue was $35,000 and $115,000 for the three and nine months ended March 31, 2008, respectively. At March 31, 2009 and June 30, 2008, the Company had accrued approximately $40,000, included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement.

In January 1999, the Company entered into a license and royalty agreement with Professor Dr. Achim Schweikard (“Schweikard”) of the University of Munich. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay Schweikard up to $5,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $5,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $40,000 and $140,000 for the three and nine months ended March 31, 2009, respectively. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $30,000 and $115,000 for the three and nine months ended March 31, 2008, respectively. At March 31, 2009 and June 30, 2008, the Company had accrued amounts of approximately $35,000 and $40,000, respectively, included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement.

In March 2007, the Company entered into a license and royalty agreement with Deutsches Krebsforschungszentrum (“DKFZ”), a German cancer research center. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay DKFZ up to $12,500 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $50,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $138,000 and $313,000 for the three and nine months ended March 31, 2009, respectively. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $0 and $17,000 for the three and nine months ended March 31, 2008, respectively.  At March 31, 2009 and June 30, 2008, the Company had accrued amounts of approximately $138,000 and $38,000, respectively, included in other accrued liabilities in the condensed consolidated balance sheets relating to this license and royalty agreement.

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

8. STOCK PLANS

In August 2007, the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the Company to repurchase shares of its common stock.  Under the plan, the Company has the ability to acquire up to $25.0 million of common shares in the open market over a period of one year.  No shares were repurchased during the three and nine months ended March 31, 2009. As of March 31, 2009, the Company has repurchased 2,140,018 shares of its common stock for $24.0 million.  Such shares were not retired nor returned to the status of authorized, unissued shares.  Accordingly, such shares remain issued and classified as treasury stock as of March 31, 2009.  The Company accounts for its treasury stock under the par value method. At March 31, 2009, the aggregate par value of the Company’s treasury stock was immaterial. The stock repurchase plan expired in August 2008 and was not renewed by the Board of Directors.

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

In 2007, the Board of Directors approved the 2007 Incentive Award Plan (the “2007 Plan”). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 6,000,000 shares. As of March 31, 2009, the 1993 Plan and the 1998 Plan continued to remain in effect with respect to options previously granted under such plans; however, options can no longer be granted from the 1993 and 1998 Plans.

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

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company’s common stock as of the end of the reporting period of $5.20 and the exercise price for stock options) that would have been received by option holders if all options had been exercised on March 31, 2009. The total intrinsic value of options exercised during the three and nine months ended March 31, 2009 was approximately $672,000 and $2.4 million, respectively. The total intrinsic value of options exercised in the three and nine months ended March 31, 2008 was approximately $9.4 million and $27.1 million, respectively. Cash received from option exercises for the three and nine months ended March 31, 2009 was $475,000 and $3.2 million, respectively. Cash received from option exercises for the three and nine months ended March 31, 2008 was $1.2 million and $3.6 million, respectively. Option activity during the nine months ended March 31, 2009 was as follows:

			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
	Options	average	contractual	value as of
	outstanding	exercise price	life (years)	March 31, 2009
Balance at June 30, 2008	9,212,831	$5.70
Options granted	1,499,404	$6.58
Options forfeited	(719,719)	$12.29
Options exercised	(979,261)	$3.24
Balance at March 31, 2009	9,013,255	$5.59	6.11	$16,614,987
Vested or Expected to vest at March 31, 2009	8,690,578	$5.46	6.00	$16,581,624
Exercisable at March 31, 2009	6,538,071	$4.18	5.05	$16,364,500

As of March 31, 2009, there was approximately $20.4 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.2 years. The Company’s current practice is to issue new shares to satisfy share option exercises. The total fair value of shares vested during the three and nine months ended March 31, 2009 was $2.2 million and $8.7 million, respectively. The total fair value of shares vested during the three and nine months ended March 31, 2008 was $2.8 million and $10.7 million, respectively.

The weighted average grant date fair values of options granted were $3.11 and $4.02 per share for the three and nine months ended March 31, 2009, respectively. The weighted average grant date fair values of options granted were $7.32 and $8.38 per share for the three and nine months ended March 31, 2008, respectively.

Employee Stock Purchase Plan

Under the ESPP, the Company is authorized to issue up to 1,545,889 shares of common stock. Qualified employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of the Company’s common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally occurring every six months. Employees’ payroll deductions may not exceed 10% of their salary. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

The ESPP was initiated in February 2007. As of March 31, 2009, there was approximately $161,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over the next two months.

Restricted Stock Units

RSUs generally vest at a rate of 25% per year. However, certain RSUs granted to certain employees vest 10% upon the first anniversary year of the grant date, 20% upon the second anniversary year of the grant date, 30% upon the third anniversary year of the grant date and 40% upon the fourth anniversary year of the grant date. Continued vesting typically terminates when the employment relationship ends.

As of March 31, 2009, there was approximately $13.9 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.1 years. RSU activity for the nine months ended March 31, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested resticted stock units at June 30, 2008	724,034	$23.43
Restricted stock units granted	154,905	$6.55
Forfeitures	(125,127)	$19.91
Releases	(165,353)	$5.98
Unvested resticted stock units at March 31, 2009	588,459	$19.04

9. RELATED PARTY TRANSACTIONS

The Company recognized related party revenue of $229,000 and $423,000 during the three months ended March 31, 2009 and 2008, respectively, and $656,000 and $792,000 during the nine months ended March 31, 2009 and 2008, respectively, relating to products and services provided to Stanford. The Company’s former Chief Executive Officer, Dr. John R. Adler, Jr., is an active member of the faculty at Stanford. Currently, he is a member of the Board of Directors and he holds the position of Professor of Neurosurgery and Radiation Oncology at Stanford. At March 31, 2009 and June 30, 2008, amounts of $484,000 and $231,000, respectively, were recorded as deferred revenue and advances relating to related party payments made by Stanford. At March 31, 2009 and June 30, 2008, no related party amounts were due from Stanford. The Company recorded $29,000 and $141,000 of expense during the three and nine months ended March 31, 2009, relating to research grants with Stanford to support customer studies related to the Company’s CyberKnife systems. No amounts relating to research grants with Stanford were recorded during the three and nine months ended March 31, 2008. The Company also has a license agreement with Stanford as disclosed in Note 7.

In April 2008, the Company entered into a consulting agreement with Dr. Adler, whereby Dr. Adler was entitled to receive a maximum compensation of $167,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2008.

Subsequent to the end of the Company’s third fiscal quarter, in April 2009, the Company entered into a new consulting agreement with Dr. Adler, which terminated the prior consulting agreements discussed above. Under the new consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $168,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2009. This agreement has a term of one year and will renew for successive one-year periods, unless either party provides 30 days’ written notice of termination prior to the expiration of each one-year period. The Company recognized consulting expense for Dr. Adler of $42,000 and $125,000 for the three and nine months ended March 31, 2009, respectively, and $37,000 and $112,000 during the three and nine months ended March 31, 2008, respectively, pursuant to these agreements.

The Company recognized no related party revenue during the three and nine months ended March 31, 2009 relating to products and services provided to Meditec. The Company recognized $0 and $1.2 million during the three and nine months ended March 31, 2008, respectively, relating to products and services provided to Meditec. Meditec’s parent, Marubeni Corporation, was a common stockholder of the Company. Marubeni Corporation transferred its interest in the Company during September 2007 and is no longer a stockholder of record of the Company as of March 31, 2009. At March 31, 2009 and June 30, 2008, no related party amounts were recorded as deferred revenue or advances relating to related party payments made by Meditec for products and services. At March 31, 2009 and June 30, 2008, no amounts were due from Meditec.

10. SECURED CREDIT LINE

In November 2008, the Company obtained a line of credit with UBS in conjunction with the Rights Agreement (see Note 3). The line of credit is due on demand and allows for borrowings of up to 75% of par value of the Company’s ARS. The line of credit is secured by the Company’s ARS, which have been pledged as Collateral. Advances under this agreement bear interest with interest payments payable monthly. No borrowings were outstanding at March 31, 2009.

To the extent that there are borrowings outstanding under the line of credit, the following provisions will apply. All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments. If these payments are insufficient to pay all accrued interest by the monthly due date, then UBS will either require the Company to make additional interest payments or, at UBS’s discretion, capitalize unpaid interest as an additional advance. UBS’s intent is to cause the interest rate payable by the Company to be equal to the weighted average interest or dividend rate payable to the Company on the ARS pledged as collateral. Upon cancellation of the line of credit, the Company will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.

Advances on this line of credit may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase, trade or carry any securities or to repay debt incurred to purchase, trade or carry any securities.

11. RESTRUCTURING

On January 29, 2009, the Company announced a Workforce Alignment Plan (“Plan”) to reduce headcount and improve efficiency and productivity. As a result of the Plan, the Company reduced its headcount by approximately 60 positions or approximately 13% of the Company’s U.S. workforce. Most of the affected jobs were located at the Company’s Sunnyvale, CA headquarters. All employees affected by the Plan were notified on January 28, 2009.

In connection with the Plan, the Company incurred employee severance expenses of approximately $1.6 million during the three and nine months ended March 31, 2009. The following table summarizes the severance expense activity, including payments of severance amounts accrued, which are included in accrued compensation in the condensed consolidated balance sheet, as of March 31, 2009 (in thousands):

Accrued severance as of January 28, 2009	$1,509
Cash payments made in the third quarter of 2009	(769)
Severance expense recorded in the third quarter of 2009	87
Accrued severance as of March 31, 2009	$827

12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss), unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss)	$1,216	$584	$(613)	$5,192
Unrealized gain (loss) on available-for-sale investments	(401)	(927)	1,212	(927)
Foreign currency translation adjustments	(24)	(2)	(31)	(43)
Comprehensive income (loss)	$791	$(345)	$568	$4,222

Components of accumulated other comprehensive income (loss) were as follows (in thousands):

	March 31,	June 30,
	2009	2008
Unrealized gain (loss) on available-for-sale investments	$184	$(1,028)
Foreign currency translation adjustments	(70)	(39)
Accumulated other comprehensive income (loss)	$114	$(1,067)

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2009 and results of operations for the three and nine months ended March 31, 2009 and 2008 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended June 30, 2008 and supplemented by the Risk Factors set forth in Part II, Item 1A of this quarterly report on Form 10-Q. We encourage you to read those sections carefully.

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

In July 1999, we obtained 510(k) clearance from the FDA to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. We received approval for full-body treatment in Japan in June 2008; previously our CyberKnife regulatory approvals in Japan were limited to treatment for indications in the head and neck. The CyberKnife system has also been approved for various indications in Korea, Taiwan, China and other countries. Our customers have reported that over 60,000 patients worldwide have been treated with the CyberKnife system since its commercial introduction.

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, Singapore, Moscow, Russia, Munich, Germany and London, UK. As of March 31, 2009, we had 54 sales personnel in our sales organization.

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of March 31, 2009, we had 164 CyberKnife systems installed at customer sites, including 162 sold and two pursuant to our shared ownership program. Of the 164 systems sold and installed, 107 are in the Americas, 21 are in Japan, 21 are in Asia (other than Japan) and 15 are in Europe.

In addition to selling the CyberKnife system to customers through direct sales, we offer alternative arrangements to customers who may not have the financial means to purchase a CyberKnife system. For example, under our shared ownership program, we retain title to the CyberKnife system while the customer has use of the system. Our shared ownership contracts generally require a minimum monthly payment from the customer, and we may earn additional revenue through the use of the system at the site. Generally, minimum monthly payments are equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. We expect to continue to offer our shared ownership program to new customers.

The shared ownership program typically has a term of five years, during which the customer has the option to purchase the system at pre-determined prices. At March 31, 2009, we had two systems installed under our shared ownership program. For the three and nine months ended March 31, 2009, $1.2 million of revenue was recognized in our condensed consolidated statement of operations for the purchase of a shared ownership CyberKnife system. Included in products revenue for the nine months ended March 31, 2008 is the sale of 10 CyberKnife systems that had been in our shared ownership program for an aggregate purchase price of $20.6 million. Unrelated to shared ownership systems, we also recognized $13.1 million of revenue for seven systems previously sold to a distributor in China during the nine months ended March 31, 2008.

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

We generate revenue by selling the CyberKnife system and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current U.S. list price for the CyberKnife system ranges from approximately $4.2 million to $5.75 million depending upon system configuration and options purchased by the customer. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. Effective July 1, 2008, the Diamond plan lists for $495,000 per year and has a five year term including the one-year warranty period. The customer may cancel the service plan at any time. As of March 31, 2009, 128 of our customers had purchased service plans. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have future upgrade obligations. In these cases, revenue, including CyberKnife product revenue, is recognized ratably over the remaining life of the contract once all upgrade obligations have been satisfied.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For calendar year 2009, the national unadjusted average Medicare payment rates under Healthcare Common Procedure Coding System, or HCPCS, are $3,803 under code G0339, the billing code for the first treatment, and $2,580 under code G0340, the billing code for each of the second thru fifth treatments, approximately three and 10 percent less than 2008 payment rates, respectively. Payment for the free-standing clinic setting is governed by the final Medicare Physician Fee Schedule. For 2008 and 2009, payment for HCPCS codes G0339 and G0340 in the freestanding clinic settings for first and subsequent treatments were set by the local Medicare carrier and rates may vary from no payment to a payment rate exceeding the hospital outpatient payment rates.  We do not anticipate a significant impact of this rule on our business or results of operations.

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

Our total net revenue was $61.3 million and $58.8 million for the three months ended March 31, 2009 and 2008, respectively, and $174.8 million and $159.4 million for the nine months ended March 31, 2009 and 2008, respectively. Our net income (loss) was $1.2 million and $584,000 for the three months ended March 31, 2009 and 2008, respectively, and ($613,000) and $5.2 million for the nine months ended March 31, 2009 and 2008, respectively. Our net cash used in operating activities was $9.9 million and $18.0 million during the nine months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, our backlog (as further discussed under “Backlog” below) was approximately $591.2 million. The contingent portion of backlog was $166.0 at March 31, 2009.

Contingent backlog consists of backlog associated with contracts that are subject to the satisfaction of contingencies prior to the customer becoming legally bound to proceed with the acquisition of a CyberKnife system. The non-contingent portion of backlog was $425.2 million at March 31, 2009.

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

During the nine months ended March 31, 2009, our efforts to remediate the previously reported material weakness in our internal controls over financial reporting related to accounting for revenue transactions consisted of the following corrective actions:

•                  assessing existing and hiring additional qualified individuals in the finance and accounting organizations;

•                  strengthening our processes and procedures related to complex revenue recognition transactions; and

•                  providing additional training for both finance and non-finance personnel involved with our revenue transactions.

However, even after these corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks. As part of our on-going remediation plan, we have improved our processes and procedures related to the accounting for revenue transactions and, as a result, identified during our third quarter review and close activities adjustments related to prior periods.  These adjustments were recorded during the three months ended March 31, 2009.  Management has determined that these adjustments are immaterial to the current period results and to the results of prior periods.  Though management is still evaluating the design of these new procedures, we believe that the improved processes and procedures will assist in the remediation of the material weakness mentioned above. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests, in order to determine whether they are operating effectively.

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

During the six months ended March 31, 2009, our efforts to remediate the previously reported material weakness in our internal controls over financial reporting related to handling and accounting for certain inventory items consisted of the following corrective actions:

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

However, even after these corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks. We are still evaluating the design of these new procedures. Once placed in operation for a sufficient period of time, we will subject these new processes to appropriate tests, in order to determine whether they are operating effectively. During the three months ended March 31, 2009 we improved our processes and procedures used to estimate reserves needed for excess and obsolete inventory. During this period we recorded approximately $1.0 million of additions to these reserves.

Although we have taken measures to remediate the previously reported material weaknesses mentioned above, as well as other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses, significant deficiencies and control deficiencies.

Financial Condition

Sales and Installation Cycle

The CyberKnife system has a relatively long sales and installation cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. The typical sales and installation cycle is up to 24 months in duration and involves multiple steps. Initial steps may include pre-selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife system, we negotiate and enter into a terms agreement setting forth the business and economic terms for the sale or acquisition of the CyberKnife system and multiyear service plan. After execution of a terms agreement, the customer typically has a specified window in which to complete final negotiation of legal terms for the acquisition of the CyberKnife system. We bifurcated the process of negotiating agreements on business and legal terms in order to reduce the level of sales force involvement in negotiation of legal terms and improve the efficiency of our customer contracting process. Nevertheless, many customers, particularly in international markets, opt to negotiate a full purchase agreement at the time of sale.  The last step in the sales and installation cycle is installation of the CyberKnife system. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need, or CON, both of which must be granted by state and local government bodies. Recently, as a result of healthcare cost considerations and sensitivity to the cost of major capital equipment items, some state CON boards have become more conservative in the evaluation of CON applications.  This trend, if it continues, may make the CON process more protracted and uncertain.  In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. We typically receive a deposit at the time the terms agreement or full purchase agreement is entered into, or shortly thereafter, and the remaining balance for the sale of the CyberKnife system upon delivery and installation. The customer also typically selects a service plan at the time of signing a CyberKnife system terms agreement and enters into the service plan agreement prior to installation of the system.

Upon installation, we typically recognize the CyberKnife system sale price less the fair value of any undelivered items, which typically consists of one year of service. We recognize the fair value of the first year of service as revenue pro rata over the twelve months following installation. In addition, if the customer has purchased our Diamond plan, assuming the agreement is not canceled, we would receive payment at the beginning of each of the second, third and fourth years of the multiyear service plan and recognize that revenue pro rata over each year.

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

Upgrades

Customers may purchase additional upgrades as optional extras prior to the delivery of all originally specified upgrade obligations. Such additional upgrades are considered elements of the original arrangement and associated revenues are deferred until the earlier of: (1) delivery of all elements or (2) establishment of vendor specific objective evidence, or VSOE, of fair value for all undelivered elements. Sales of additional upgrades after delivery of all specified upgrade obligations, as stated in the original contract, are generally considered separate arrangements and are recognized once all revenue recognition criteria applicable to the separate arrangements are met.

Warranty

All customers purchasing a CyberKnife system receive a warranty of at least one year. In circumstances where we have VSOE of fair value for all undelivered elements, we recognize the CyberKnife system purchase price minus the fair value of one year of support and any other undelivered elements upon installation, and we recognize the value of one year of support ratably over the twelve months following installation.

Shared Ownership Program Revenue

As of March 31, 2009, our shared ownership program involved U.S. sites only.  We recognize revenue monthly from our shared ownership program that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from shared ownership programs of $1.3 million and $3.2 million for the three and nine months ended March 31, 2009, respectively, and $2.7 million and $8.1 million for the three and nine months ended March 31, 2008, respectively. In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

The CyberKnife system shared ownership systems are recorded within property and equipment and are depreciated over their estimated life of ten years. Depreciation and warranty expense attributable to shared ownership systems are recorded within cost of shared ownership program as they are incurred.

Japan Customized Service Revenue

In May and December 2003, we entered into separate contractual arrangements to deliver customized services to our distributor in Japan for 21 CyberKnife systems previously sold. These customized services consist of two upgrade levels and are being delivered over an extended period concurrent with the distributor’s efforts to coordinate delivery with its end user customers. The obligations under the upgrade programs for these 21 systems were completed as of September 30, 2008. We do not plan to offer this customized service program in the future and instead expect to offer our standard multiyear service plans.

International Sales Revenue

For international sales, we recognize revenue once we have met all of our obligations associated with the sale agreement, other than for undelivered service elements for which we have VSOE of fair value. In most cases, this occurs after the distributor has shipped the system to the end user, assuming all other obligations have been satisfied. Payments are sometimes secured through letters of credit. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification.

In situations with legacy plans where we have future obligations related to software upgrades that are subject to potential refunds, we defer revenue from the sale and service of the CyberKnife system until the final upgrade has been delivered and accepted. After we have delivered all upgrades associated with a service plan and thus eliminated any contractual right to a refund, we ratably recognize the revenue from the sale of the CyberKnife system and the plan over the remaining life of the contract or until we have VSOE of the fair value of remaining undelivered elements. Net revenue from international customers was $12.2 million and $47.9 million for the three and nine months ended March 31, 2009, respectively, compared to $10.7 million and $49.8 million for the three and nine months ended March 31, 2008, respectively.

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

At March 31, 2009, our non-contingent backlog, which consists of contracts that have satisfied all contingencies, allowing the customer to become legally bound to proceed with the acquisition of a CyberKnife system, was approximately $425.2 million, as compared to $459.7 million at June 30, 2008.  Of this non-contingent backlog, $212.8 million represented CyberKnife system sales, as compared to $259.0 million at June 30, 2008, and $212.4 million represented revenue from service plans and other recurring revenues, as compared to $200.7 million at June 30, 2008. The contingent portion of backlog was $166.0 million at March 31,

2009, as compared to $187.3 million at June 30, 2008. Total backlog was $591.2 million at March 31, 2009, of which $301.3 million represented CyberKnife sales and $289.9 million represented other recurring revenues, as compared to $647.0 million at June 30, 2008, of which $358.6 million represented CyberKnife sales and $288.4 million represented other recurring revenues. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. Although backlog includes contractual commitments from our customers, we may be unable to convert this entire backlog, including the entire non-contingent backlog, into recognized revenue due to factors outside our control.

Results of Operations

Overview

Our results of operations are divided into the following components:

Net revenue.  Our net revenue consists primarily of product revenue (revenue derived primarily from the sale of CyberKnife systems and the sale of linacs for other uses), shared ownership program revenue (revenue generated from our shared ownership program), services revenue (revenue generated from sales of service plans and training) and other revenue (revenue from specialized upgrade services for systems previously sold in Japan and other specialized services).

Cost of revenue. Cost of revenue consists primarily of material, labor and overhead costs. In future periods we expect cost of revenue to decrease as a percentage of total net revenue due to anticipated higher-margin product sales and increased absorption of manufacturing overhead costs associated with increased production volumes, improved efficiencies for supplies and materials and improved labor and manufacturing efficiencies. In addition, we recorded restructuring-related charges during the three months ended March 31, 2009 and expect to realize cost savings as a result of the Workforce Alignment Plan, or Plan, beginning in the fiscal year ended June 30, 2010.

Selling and marketing expenses. Selling and marketing expenses consist primarily of costs for personnel and costs associated with participation in medical conferences, physician symposia and advertising and promotional activities. We expect to  realize cost savings as a result of the Plan beginning in the fiscal year ended June 30, 2010. Marketing expenses may fluctuate from quarter to quarter due to the timing of major marketing events, such as significant trade shows.

Research and development expenses.  Research and development expenses consist primarily of activities associated with our product development, regulatory, and clinical study arrangements. In future periods, we expect research and development expenses to grow in absolute terms as we continue our investment in new technologies, enhancements to the CyberKnife system, increased clinical studies, and as we increase development activities. Our objective is to manage growth in these expenditures such that they will decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale. In addition, we expect to realize cost savings as a result of the Plan beginning in the fiscal year ended June 30, 2010.

General and administrative expenses.  General and administrative expenses consist primarily of compensation and related costs for finance, legal and human resources, and external expenses related to accounting, legal and other consulting fees. In future periods, we expect general and administrative expenses to grow in absolute terms as we incur additional costs related to the overall growth of our business, but to decrease as a percentage of total net revenue as we leverage our existing infrastructure and realize economies of scale. We expect to realize cost savings as a result of the Plan beginning in the fiscal year ended June 30, 2010.

Other income, net.  Other income, net consists primarily of unrealized losses on our long-term trading securities, net of unrealized gains on our put option, interest earned on our cash and cash equivalents and investments, foreign currency transaction gains and losses, and state and local sales and use tax fines and penalties.  We expect interest income to decrease in the near future in response to the recent decline in interest rates, offset by unrealized gains on our long-term trading securities, net of unrealized losses on our put option.

Deferred Revenue—Legacy Multiyear Service Plans

We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum and Gold service plans, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring the cash received for the purchase of the CyberKnife system and multiyear service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied our obligations for delivery of upgrades under the plans, we recognize revenue ratably over the remaining life of the service plan. We have not offered these legacy multiyear service plans to new customers since we phased them out when we introduced our Diamond plan in November 2005, but we continue to provide service for 31 legacy plans as of March 31, 2009. Therefore, our deferred revenue has been higher in certain periods where we have installed more systems with legacy contracts, and it should decrease in future periods as we satisfy the contractual obligations and recognize the revenue associated with those installed systems. However, we do not anticipate receiving significant incremental cash flow from operations related to these legacy contracts.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net revenue

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net revenue	$61,301	$58,758
Products	$41,006	$40,706
Shared ownership program	$1,285	$2,715
Services	$17,901	$11,017
Other	$1,109	$4,320

Total net revenue for the three months ended March 31, 2009 increased $2.5 million from the three months ended March 31, 2008.  During the three months ended March 31, 2009, nine CyberKnife systems were installed, all of which were sold and none of which were attributable to our shared ownership program, compared to eight systems installed, including seven systems sold and one attributable to our shared ownership program in the three months ended March 31, 2008.

Product revenue was consistent for the three months ended March 31, 2009 and 2008 at $41.0 million and $40.7 million, respectively.  In accordance with our revenue recognition policy and the terms of our service plans, we recognized revenue associated with the sale of 10 CyberKnife systems, including one system that had been in our shared ownership program, for the three months ended March 31, 2009, compared to 12 CyberKnife systems, including seven systems that had been in our shared ownership program for an aggregate purchase price of $14.1 million during the three months ended March 31, 2008. Though the number of systems sold and recognized decreased during the three months ended March 31, 2009, product revenue increased due to an increase in the average selling price per CyberKnife system.  In addition, we recognize product revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations.  We recognized product revenue attributable to these legacy multiyear plans for 16 systems, including two systems recognized in full during the three months ended March 31, 2009, and 17 systems, including no systems recognized in full during the three months ended March 31, 2008.

Service revenue for the three months ended March 31, 2009 increased approximately $6.9 million from the three months ended March 31, 2008, primarily attributable to an increase in the number of customer sites under service plans and as a result of two legacy systems recognized in full during the three months ended March 31, 2009 compared to no legacy systems recognized in full during the three months ended March 31, 2008. As of March 31, 2009 and 2008, 128 and 100 of our customers, respectively, had purchased service plans. Shared ownership program revenue for the three months ended March 31, 2009 decreased approximately $1.4 million from the three months ended March 31, 2008 primarily due to the seven systems sold during the three months ended March 31, 2008 that were formerly a part of our shared ownership program.  We anticipate revenue from our shared ownership program will continue to decrease in future periods due to the sale of such systems.  Other revenue for the three months ended March 31, 2009, decreased approximately $3.2 million from the three months ended March 31, 2008, primarily attributable to a decrease in upgrade services provided to our installed systems in Japan for the three months ended March 31, 2009.

Gross profit

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)
Gross profit	$30,362	49.5%	$26,283	44.7%
Products	$23,376	57.0%	$21,295	52.3%
Shared ownership program	$1,100	85.6%	$1,960	72.2%
Services	$5,844	32.6%	$2,852	25.9%
Other	$42	3.8%	$176	4.1%

The increase in gross profit as a percentage of revenue was due to significant increases in product revenue and service revenue margins. The increase in product revenue margins was attributable to low margins during the three months ended March 31, 2008 on the sale of seven CyberKnife systems that had been in our shared ownership program, which had a lower average selling price. Revenue for the sale of only one CyberKnife system that had been in our shared ownership program was recognized for the three months ended March 31, 2009. The increase in service revenue margins was attributable mainly to an increase in platinum service margins due to high margins on two legacy systems that were fully recognized during the three months ended March 31, 2009, compared to no legacy systems fully recognized during the three months ended March 31, 2008, as the final upgrades were installed at these sites during the final quarter of the service contract term. As a result of improved inventory processes and the release of the CyberKnife system version 8.5, the Company identified and recorded incremental reserves for excess and obsolete inventory of $1.0 million during the three months ended March 31, 2009.

Selling and marketing expenses

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Sales and marketing	$11,420	$10,792
% of net revenue	18.6%	18.4%

Selling and marketing expenses for the three months ended March 31, 2009 increased $628,000 from the three months ended March 31, 2008. The increase was primarily attributable to an increase of $498,000 in sales commissions due to increased sales and an increase of $376,000 in severance related charges recorded under the Plan during the three months ended March 31, 2009. Selling and marketing expenses as a percentage of net revenue was relatively consistent for the three months ended March 31, 2009 and 2008 at 18.6% and 18.4%, respectively.

Research and development expenses

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Research and development	$9,259	$8,632
% of net revenue	15.1%	14.7%

Research and development expenses for the three months ended March 31, 2009 increased $627,000 from the three months ended March 31, 2008. The increase was primarily attributable to an increase of $303,000 in costs related to increased quality assurance activities and technical publications and an increase of $273,000 in severance related charges recorded under the Plan during the three months ended March 31, 2009. Research and development expenses as a percentage of net revenue was relatively consistent for the three months ended March 31, 2009 and 2008 at 15.1% and 14.7%, respectively.

General and administrative expenses

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
General and administrative	$8,821	$7,943
% of net revenue	14.4%	13.5%

General and administrative expenses for the three months ended March 31, 2009 increased $878,000 from the three months ended March 31, 2008. The increase was primarily attributable to an increase of $437,000 in severance related charges recorded under the Plan during the three months ended March 31, 2009 and an increase of $311,000 in bad debt expense. As a percentage of total net revenue, general and administrative expenses for the three months ended March 31, 2009 increased to 14.4% as compared to 13.5% for the three months ended March 31, 2008.

Other income, net

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Other income, net	$575	$1,345
% of net revenue	0.9%	2.3%

Other income, net decreased $770,000 for the three months ended March 31, 2009 from the three months ended March 31, 2008.  The decrease was attributable to a $626,000 decrease in interest income due to a decrease in both the average daily balances kept in interest bearing accounts and the interest rates earned on amounts kept in those accounts during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, and a $425,000 decrease in foreign currency transaction gains due to higher net asset balances in Euro-denominated accounts, partially offset by net unrealized gains of $120,000 related to the change in fair value of our auction-rate securities, or ARS, and the related put option. As a percentage of total net revenue, other income, net for the three months ended March 31, 2009 decreased to 0.9% as compared to 2.3% for the three months ended March 31, 2008.

Provision for income taxes

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Provision (benefit) for income taxes	$221	$(323)
% of net revenue	0.4%	-0.5%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the three months ended March 31, 2009, we recorded income tax expense of $221,000, as compared to income tax benefit of $(323,000) for the three months ended March 31, 2008.  The provision is related primarily to an increase in corporate earnings of foreign subsidiaries during the quarter and an increase in tax of $356,000, related to book-to-tax differences for fixed assets.  In addition, a benefit of $146,000 was recognized for U.S. federal refundable credits as provided by the Housing and Economic Recovery Act of 2008, or Act. The Act, effective July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service between April 1, 2008 and December 31, 2008 and from January 1, 2009 through December 31, 2009. We estimated and recognized credits based on fixed assets placed into service through the nine months ended March 31, 2009.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Net revenue

	Nine Months Ended March 31,
	2009	2008
	(in thousands)
Net revenue	$174,795	$159,442
Products	$119,762	$116,821
Shared ownership program	$3,197	$8,071
Services	$47,730	$26,966
Other	$4,106	$7,584

Total net revenue for the nine months ended March 31, 2009 increased $15.4 million from the nine months ended March 31, 2008.  During the nine months ended March 31, 2009, 24 CyberKnife system systems were installed, including one system attributable to our shared ownership program, compared to 25 systems installed, including 21 systems sold and four attributable to our shared ownership program in the nine months ended March 31, 2008.

Product revenue for the nine months ended March 31, 2009 increased $2.9 million from the nine months ended March 31, 2008.  In accordance with our revenue recognition policy and the terms of our service plans, we recognized revenue associated with the sale of 28 CyberKnife system systems, including one system that had been in our shared ownership program, for the nine months ended March 31, 2009, compared to 37 CyberKnife systems, including 10 systems that had been in our shared ownership program, for the nine months ended March 31, 2008. Though the number of systems sold and recognized decreased during the nine months ended March 31, 2009, product revenue increased primarily due to an increase in average system selling price.  During the nine months ended March 31, 2008, we sold, in multiple transactions, 10 CyberKnife systems that had been in our shared ownership program for an aggregate purchase price of $20.6 million. Also during the nine months ended March 31, 2008, we satisfied all revenue recognition criteria for seven systems (included in the 37 CyberKnife systems sold) previously sold to a distributor in China and recognized $13.1 million of products revenue related to these systems.  In addition, we recognize product revenue ratably over the remaining lives of the service plans for those legacy multiyear service plans where we have satisfied our upgrade delivery obligations.  We recognized product revenue attributable to these legacy multiyear plans for 22 systems, including four systems recognized in full for the nine months ended March 31, 2009, and 17 systems, including one system recognized in full for the nine months ended March 31, 2008, respectively.

Service revenue for the nine months ended March 31, 2009 increased approximately $20.8 million from the nine months ended March 31, 2008, primarily attributable to an increase in the number of customer sites under service plans. As of March 31, 2009 and 2008, 128 and 100 of our customers, respectively, had purchased service plans. In addition, revenue for four platinum sites was recognized in full during the nine months ended March 31, 2009, as the final upgrades were installed at these sites at the end of their service contracts. Shared ownership program revenue for the nine months ended March 31, 2009 decreased approximately $4.9 million from the nine months ended March 31, 2008, primarily due to the sale of one CyberKnife system that had been in our shared ownership program during the nine months ended March 31, 2009 compared to the sale of 10 CyberKnife systems that had been in our shared ownership program during the nine months ended March 31, 2008. We anticipate revenue from our shared ownership program will continue to decrease in future periods due to the sale during fiscal 2008 of such systems.  Other revenue decreased approximately $3.5 million from the nine months ended March 31, 2008 due to a decrease in upgrade services provided to our installed systems in Japan.

Gross profit

	Nine Months Ended March 31,
	2009		2008
	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)
Gross profit	$88,200	50.5%	$80,056	50.2%
Products	$69,868	58.3%	$64,489	55.2%
Shared ownership program	$2,543	79.5%	$5,844	72.4%
Services	$15,516	32.5%	$7,952	29.5%
Other	$273	6.6%	$1,771	23.4%

Gross profit as a percentage of net revenue was consistent for the nine months ended March 31, 2009 and 2008 at 50.5% and 50.2%, respectively. Increases in margins for services revenue as a percentage of total net revenues and products revenue as a percentage of total net revenues, which have higher costs of revenue as compared to product revenue were offset by a decrease in shared ownership revenues as a percentage of total net revenues, which have lower costs of revenue as compared to product revenue. In addition, as a result of improved inventory processes and the release of the CyberKnife system version 8.5, the Company identified and recorded incremental reserves for excess and obsolete inventory of $2.6 million during the nine months ended March 31, 2009 primarily related to reserves recorded in connection with the inventory investigation concluded in the first quarter of 2009 and the aforementioned excess and obsolete reserves of $1.0 million recorded during the three months ended March 31, 2009.

Selling and marketing expenses

	Nine Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Sales and marketing	$35,623	$32,115
% of net revenue	20.4%	20.1%

Selling and marketing expenses for the nine months ended March 31, 2009 increased $3.5 million from the nine months ended March 31, 2008. The increase was primarily attributable to an increase of $679,000 in travel expenses related to expansion of sales territories, an increase of $546,000 in severance related charges recorded under the Plan, an increase of $288,000 in expenses related to the CyberKnife Society, and an increase of $1.4 million in sales commissions due to an increase in sales and to previously paid amounts that were expensed for employees terminated during the nine months ended March 31, 2009. Selling and marketing expenses as a percentage of net revenue was consistent for the nine months ended March 31, 2009 and 2008 at 20.4% and 20.1%, respectively.

Research and development expenses

	Nine Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Research and development	$26,807	$24,475
% of net revenue	15.3%	15.4%

Research and development expenses for the nine months ended March 31, 2009 increased $2.3 million from the nine months ended March 31, 2008. The increase was primarily attributable to an increase of $1.2 million in spending on clinical development studies primarily for lung and prostate, an increase of $843,000 in costs related to increased quality assurance and technical publications activities, and an increase of $253,000 in severance related charges recorded under the Plan. Research and development expenses as a percentage of net revenue was consistent for the nine months ended March 31, 2009 and 2008 at 15.3% and 15.4%, respectively.

General and administrative expenses

	Nine Months Ended March 31,
	2009	2008
	(Dollars in thousands)
General and administrative	$28,513	$23,820
% of net revenue	16.3%	14.9%

General and administrative expenses for the nine months ended March 31, 2009 increased $4.7 million from the nine months ended March 31, 2008. The increase was primarily attributable to an increase of $1.1 million in salary and related costs largely due to increased headcount, an increase of $1.5 million in severance benefits due to employee separation costs and costs recorded under the Plan, and an increase of $674,000 in legal fees and accounting, audit and tax fees mainly as a result of the investigation of the handling and accounting for certain inventory items conducted during the nine months ended March 31, 2009. As a percentage of total net revenue, general and administrative expenses for the nine months ended March 31, 2009 increased to 16.3% as compared to 14.9% for the nine months ended March 31, 2008.

Other income, net

	Nine Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Other income, net	$2,436	$6,154
% of net revenue	1.4%	3.9%

Other income, net decreased $3.7 million for the nine months ended March 31, 2009 from the nine months ended March 31, 2008, primarily due to a decrease of $3.3 million in interest income due to a decrease in both the average daily balances kept in interest bearing accounts and the interest rates earned on amounts kept in those accounts during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 and net unrealized losses of $287,000 related to the change in fair value of our trading securities. As a percentage of total net revenue, other income, net for the nine months ended March 31, 2009 decreased to 1.4% as compared to 3.9% for the nine months ended March 31, 2008.

Provision for income taxes

	Nine Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Provision for income taxes	$306	$608
% of net revenue	0.2%	0.4%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the nine months ended March 31, 2009, we recorded income tax expense of $306,000, as compared to income tax expense of $608,000 for the nine months ended March 31, 2008.  The provision is related primarily to foreign subsidiaries. The decrease in income tax of $302,000 is primarily due to a decrease in corporate earnings during the quarter.

Stock-Based Compensation Expense

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended March 31, 2009 and 2008 such that expense was recorded only for those stock-based awards that are expected to vest. For the three and nine months ended March 31, 2009, we recorded $3.1 million and $11.7 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, Employee Stock Purchase Plan, or ESPP, options and restricted stock units, or RSUs, granted, compared to $4.2 million and $12.8 million for the three and nine months ended March 31, 2008, respectively.  During the three and nine months ended March 31, 2009, we recognized $32,000 and $929,000, respectively, of stock-based compensation expense related to accelerated vesting of stock options and RSUs in conjunction with non-recurring employee separation costs, included in the total compensation amounts above.

As of March 31, 2009, there was approximately $34.4 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP options and restricted stock units which we expect to be recognized over a weighted average period of 2.20 years.

Liquidity and Capital Resources

At March 31, 2009, we had $33.9 million in cash and cash equivalents. During the nine months ended March 31, 2009, cash and cash equivalents decreased by $3.0 million. This decrease was primarily attributable to cash used in operating activities of $9.9 million, and was partially offset by cash provided by investing activities of $2.3 million and cash provided by financing activities of $4.3 million. In November 2008, we obtained a line of credit with UBS. The line of credit is due on demand and allows for borrowings of up to 75% of par value of ARS. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

Nine Months Ended March 31, 2009 and 2008

Cash Flows From Operating Activities.  Net cash used in operating activities for the nine months ended March 31, 2009 was $9.9 million. Our net loss for the first nine months of fiscal 2009 of $613,000 was partially offset by an increase in accrued liabilities of $4.3 million and a decrease in prepaid expenses and other assets of $1.7 million.  The increase in accrued liabilities was primarily due to increases in accrued compensation related to payroll and non-recurring employee separation expenses as well as increases in accrued sales and use and foreign value-added taxes.  The decrease in prepaid expenses is primarily due to the collection of $1.3 million of value-added tax refunds during the nine months ended March 31, 2009.  Negative cash flow from working capital changes include a decrease in customer advances of $12.3 million due to a decrease in advanced payments made by customers for product shipments, an increase in inventories of $9.2 million due to an increase in our business volume and a decrease in deferred revenue, net of deferred cost of revenue, of $12.9 million.  The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue previously deferred for four platinum sites that were fully recognized during the nine months ended March 31, 2009, as the final upgrades were installed at these sites during the final quarter of the service contract term.  Non-cash charges included $5.0 million of depreciation and amortization expense, $11.7 million of stock-based compensation, $2.6 million of losses on write-downs of inventory due mainly to increases in reserves recorded as a result of improved processes implemented during our third fiscal quarter as a direct result of our ongoing efforts to improve our internal processes and controls and $740,000 of unrealized losses on auction rate securities as a result of transferring the securities from available-for-sale to trading securities, net of unrealized gains on the put option recorded in connection with the ARS settlement agreement signed with UBS.

Net cash used in operating activities for the nine months ended March 31, 2008 was $18.0 million. Our net income for the first nine months of fiscal 2008 of $5.2 million was offset by an increase in accounts receivable of $21.4 million, a decrease in accrued liabilities of $2.5 million, a decrease in accounts payable of $2.5 million, an increase in inventories of $4.5 million due to an increase in our business volume and a decrease in deferred revenue, net of deferred cost of revenue, of $14.4 million.  The increase in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment.  The decrease in accrued liabilities was primarily due to payments of accrued compensation related to commissions and payroll taxes.  The decrease in accounts payable is a result of the timing of differences between the receipt of vendor invoices and the payment of such invoices.  The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, the continued satisfaction of specified obligations to begin revenue recognition for systems covered by our legacy service plans and the recognition of revenue and cost of revenue for systems previously shipped to a distributor in China.  Positive cash flow from working capital changes include a decrease in prepaid and other current assets of $1.0 million due to the receipt of cash for non-trade receivables, and an increase in customer advances of $1.4 million due to an increase in advanced payments made by customers for product shipments.  Non-cash charges included $6.0 million of depreciation and amortization expense and $12.8 million of stock-based compensation.

Cash Flows From Investing Activities.  Net cash provided by investing activities was $2.3 million for the nine months ended March 31, 2009 and was mainly attributable to a decrease in restricted cash of $3.7 million and net marketable security activities of $820,000, which consisted of  $116.9 million of sales and maturities of marketable securities partially offset by $116.1 million in purchases. We also used $2.3 million of cash for purchases of property and equipment. Net cash used in investing activities was $107.7 million for the nine months ended March 31, 2008 and was attributable to net investment activities of $103.4 million, which consisted of $108.9 million in purchases, $5.5 million of sales and maturities of marketable securities and $4.3 million of purchases of property and equipment. The purchases of property and equipment were due to the expansion of our facilities and operations in both periods.

Cash Flows From Financing Activities.  Net cash provided by financing activities for the nine months ended March 31, 2009 was $4.3 million and was primarily attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.  Net cash used in financing activities for the nine months ended March 31, 2008 was $15.8 million and was primarily attributable to the exercise of common stock options and the purchase of common stock under our employee stock plans of $5.5 million, offset by stock repurchases of $21.6 million.

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

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual cash obligations as of March 31, 2009:

		Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating leases	$8,410	$1,266	$6,184	$960	$—
Sublease income	$(223)	$(56)	$(167)	$—	$—
Total	$8,187	$1,210	$6,017	$960	$—

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

Investments

We account for certain assets in accordance with SFAS 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. In November 2008, we entered into an agreement (“Rights Agreement”) with UBS, which provides us with ARS Rights (“Rights”) to sell our ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option initially recorded at fair value. Under the Rights Agreement, UBS may, at its discretion, purchase or sell the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. We agreed to release UBS from certain potential claims related to its marketing and sale of ARS. Additionally, UBS offered us a “no net cost” loan up to the par value of the ARS as determined by UBS until June 30, 2010 and we agreed to release UBS from certain potential claims related to the collateralized ARS in certain specified circumstances. During the three months ended December 31, 2008, we elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value led to a $3.3 million gain included in “Other income, net” for the put option asset, which is recorded in long-term trading securities.

Due to our entering into this Rights Agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term trading securities on the condensed consolidated balance sheet as of March 31, 2009. Due to the change in classification to trading securities at the time of entering into the Rights Agreement, we transferred the previously accumulated unrealized loss of $3.8 million from “Accumulated other comprehensive income (loss)” to “Other income, net” and recorded an additional unrealized loss of $407,000 relating to the change in fair value of the trading securities from November 2008 through December 31, 2008. During the three months ended March 31, 2009, the Company recorded an unrealized gain of $250,000 related to the change in fair value of the ARS.  At March 31, 2009, the total fair value of the ARS was $18.5 million, net of $3.9 million of unrealized losses.

Additionally, the Company recorded unrealized gains of $3.3 million related to the fair value of the put option through the end of December 31, 2008.  During the three months ended March 31, 2009, the Company recorded unrealized losses of $130,000, for a total fair value of the put option of $3.2 million as of March 31, 2009. During the three months ended March 31, 2009, the $250,000 unrealized gain in fair value of the ARS and the $130,000 of unrealized loss on the put option resulted in a net $120,000 increase to “Other income, net”.

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

For direct sales outside the United States it is likely we will sell in the local currency. For the three and nine months ended March 31, 2009, all of our executed sales contracts were denominated in U.S. dollars, with the exception of two sales contracts, denominated in Euros. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

At March 31, 2009, we had $33.9 million of cash and cash equivalents and $122.2 million invested in other financial instruments. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and investment balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before scheduled maturity.  If overall interest rates had risen by 100 basis points, the fair value of our net investment position at March 31, 2009 would have decreased by approximately $746,000, assuming consistent levels.

Credit Risk

The $22.4 million of ARS we held as of March 31, 2009 failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. As of March 31, 2009, we have written down our ARS from their par value of $22.4 million to the estimated fair value of approximately $18.5 million. The $3.9 million decline in market value was recorded to other expense during the nine months ended March 31, 2009 in conjunction with our decision to reclassify the ARS from the available-for-sale category to the trading category. In addition, we entered into a settlement agreement with UBS whereby we have the option to sell the ARS at par value to UBS between June 30, 2010 and July 1, 2012. As part of the settlement with UBS, we have entered into a “no net cost” secured line of credit agreement with UBS. The secured line of credit allows borrowings as determined by UBS. The available borrowings afford us additional cash liquidity until we exercise our option to sell at par value, expected to be on or about June 30, 2010. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing and because of the material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting:

Previously Reported Material Weakness Identified During the Year Ended June 30, 2008

During the nine months ended March 31, 2009, our efforts to remediate the material weakness in our internal controls over financial reporting related to accounting for revenue transactions as previously reported in our Quarterly Report on Form 10-Q for the fiscal quarters ended September 27, 2008 and December 28, 2008 and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 consisted of the following corrective actions:

•                  assessing existing and hiring additional qualified individuals in the finance and accounting organizations;

•                  strengthening our processes and procedures related to complex revenue recognition transactions; and

•                  providing additional training for both finance and non-finance personnel involved with our revenue transactions.

However, even after these corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks. As part of our on-going remediation plan, we have improved our processes and procedures related to the accounting for revenue transactions and, as a result, identified during our third quarter review and close activities adjustments related to prior periods.  These adjustments were recorded during the three months ended March 31, 2009.  Management has determined that these adjustments are immaterial to the current period results and to the results of prior periods.  Though management is still evaluating the design of these new procedures, we believe that the improved processes and procedures will assist in the remediation of the material weakness mentioned above. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests, in order to determine whether they are operating effectively.

Previously Reported Material Weakness Identified During the Quarter Ended September 30, 2008

During the six months ended March 31, 2009, our efforts to remediate the previously reported material weakness in our internal controls over financial reporting related to handling and accounting for certain inventory items consisted of the following corrective actions:

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

However, even after these corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks. We are still evaluating the design of these new procedures. Once placed in operation for a sufficient period of time, we will subject these new processes to appropriate tests, in order to determine whether they are operating effectively. During the three months ended March 31, 2009 we improved our processes and procedures used to estimate reserves needed for excess and obsolete inventory. During this period we recorded approximately $1.0 million of additions to these reserves.

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

Item 1A.              Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the year ended June 30, 2008, and supplemented by the description of additional risk factors associated with our business under “Risk Factors” contained in Item 1A of our Quarterly Report on Form 10Q for the fiscal quarter ended December 31, 2008. Such descriptions are incorporated herein by reference. There have been no material changes in our risk factors since such filing.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Public Offering of Common Stock

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 30, 2007 we announced that our Board of Directors had approved a stock repurchase plan that authorized us to repurchase shares of our common stock.  Under the plan, we had the ability to acquire up to $25.0 million of common shares in the open market over a period of one year.  Throughout the fiscal year ended June 30, 2008, we repurchased 2,140,018 shares of our common stock for approximately $24.0 million.  Such shares have not been retired and therefore remain issued as of March 31, 2009.  No shares were repurchased during the three and nine months ended March 31, 2009.  We account for our treasury stock under the par value method. At March 31, 2009, the par value of our treasury stock was immaterial. The stock repurchase plan expired in August 2008 and was not renewed by the Board of Directors.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

Effective April 1, 2009, the Company entered into an Independent Contractor Agreement, or the Agreement, with one of the members of the Company’s Board of Directors, John Adler, M.D. Under the Agreement, Dr. Adler is entitled to receive a maximum compensation of $168,100 per year, payable at the beginning of each quarter beginning on April 1, 2009. In addition, the Agreement has a term of one year and will renew for successive one-year periods, unless 30 days’ written notice of termination is provided by either party prior to the expiration of each one-year period.  The Agreement is terminable by either the Company or Dr. Adler on 90 days’ written notice.

The Company will file the Agreement as an exhibit to its Annual Report on Form 10-K for the year ended June 30, 2009.  The foregoing description is a summary and is therefore qualified in its entirety by reference to the complete text of the Agreement when filed.

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
President and Chief Executive Officer

By:	/s/ Derek Bertocci
Derek Bertocci
Senior Vice President and Chief Financial Officer

Date:   May 5, 2009

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.