Form 10-K
period 2009-06-27
ACCURAY INC
filed 2009-09-09
CIK 1138723

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33301

ACCURAY INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or organization)	20-8370041 (I.R.S. Employer Identification No.)
1310 Chesapeake Terrace Sunnyvale, California 94089 (Address of Principal Executive Offices) (Zip Code)

Registrants' telephone number, including area code: (408)716-4600

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC

         Securities registered pursuant to section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 26, 2008: $263,684,386.

         As of August 21, 2009, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 56,698,022.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2009 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 27, 2009

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

 PART I

        Historically, our fiscal year has ended on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consisted of 13 weeks. The additional week in a 53 week year was added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2009, 2008, and 2007 are each comprised of 52 weeks. For ease of presentation purposes, we refer to June 30 as the Company's fiscal year end. On June 23, 2009, our board of directors determined to change the Company's fiscal year end to June 30, beginning with fiscal 2010.

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

        As of June 30, 2009, 176 CyberKnife systems were installed: 115 in the Americas, two of which are pursuant to our shared ownership program, 43 in Asia and 18 in Europe. Our customers have reported that over 70,000 patients worldwide have been treated with the CyberKnife system since its commercial introduction. Our customers have increasingly used the CyberKnife system for indications outside of the brain for tumors on or near the spine and in the lung, liver, prostate and pancreas. Based on customer data, approximately 58% of patients treated with the CyberKnife system in the United States during the year ended June 30, 2009 were treated for tumors outside of the brain.

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

Cancer Market Overview

        According to the World Health Organization, or WHO, an estimated 7.9 million people died of cancer in 2007, accounting for 13% of all deaths worldwide. Cancer is the second leading cause of death in the United States, after heart disease. The American Cancer Society, or ACS, estimates that approximately 560,000 Americans will die as a result of cancer in 2009. The ACS also estimates that approximately 1.5 million new cases of cancer will be diagnosed in the United States in 2009, with continued increases in the prevalence of cancer forecasted as the U.S. population ages.

        Cancers can be broadly divided into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood-borne, cancers, such as leukemia. The ACS estimates that solid tumor cancers accounted for approximately 1.4 million, or approximately 95%, of new cancer cases diagnosed and accounted for approximately 500,000 cancer-related deaths in the United States in 2008. In addition, tumors at the original cancer site, called primary tumors, such as in the breast or prostate, even when diagnosed and treated, can lead to the development of tumors in other locations of the body, called secondary tumors. This is referred to as metastatic disease, the movement of cancer cells from one part of the body to another. We are focused on the treatment of solid cancer tumors.

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

        Over the past several years, minimally invasive surgical techniques have been developed to destroy tumors, including cryotherapy, which is the freezing of cancer cells, radiofrequency ablation, a process which heats and destroys tumors, and injection of ethanol directly into tumors; however, these techniques have significant limitations. Cancer cells may not be fully ablated or destroyed and the energy source used in the procedure may damage adjoining healthy tissue or organs. In addition, these techniques are currently only available for a limited range of cancer indications. As a result, these techniques remain in limited use.

Radiation Therapy

        Radiation therapy has been used for several decades to treat the area around a tumor site, typically as an adjunct to surgery after the tumor has been removed, in an attempt to eliminate remaining cancer cells in that area. Radiation therapy is also used to directly target the tumor in certain instances when surgery is not possible. The goal of radiation therapy is to eliminate all cancer cells in an intended treatment region. However, healthy tissue outside of the intended treatment region also receives substantial radiation. In order to minimize the damage to healthy tissue surrounding the tumor area, a large number of fractions, or staged treatments, are administered daily over multiple weeks. Despite staging treatments over a period of time, radiation therapy can still damage healthy tissue in the treated region, particularly since treatment delivery is relatively imprecise. Besides the potential damage to healthy tissue, radiation therapy may have a number of other adverse side effects including nausea and skin reactions. The nature and severity of these side effects can vary significantly depending on the area of the body treated and on the patient.

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

        Facilitates additional revenue generation through increased patient volumes.    We believe that the CyberKnife system allows our customers to effectively treat patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery. Therefore, we believe the treatment of these patients generates additional revenue without affecting our customers' traditional radiation therapy practices. In addition, because the CyberKnife treatment is a non-invasive, outpatient procedure requiring little or no recovery time, hospitals can treat more patients than through traditional surgery. In traditional surgery, the time a patient must be at the facility for the procedure and the recovery time tend to be measured in days. With the CyberKnife system, the entire procedure is generally completed within 90 minutes, and the patient often leaves the facility very shortly after treatment. Even if the patient receives four to five treatments, the total time the patient is at the hospital or treatment center is still shorter than with traditional surgery. Furthermore, the more time the patient must be at the hospital, the more resources the hospital must dedicate to the patient. The reduction in overall time and resources required for the CyberKnife procedure, when compared to traditional surgery, leads to an increase in the volume of procedures performed and lower per procedure costs for the hospital. The combination of incremental revenue generation and lower per procedure cost makes the CyberKnife system an attractive addition to our customers' cancer treatment practice.

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

        Continue to expand the radiosurgery market.    While radiosurgery has traditionally been used to treat brain tumors, the CyberKnife system has received FDA clearance for and is increasingly being used to treat tumors anywhere in the body where radiation is indicated. Based on customer data, approximately 58% of patients treated with the CyberKnife system in the United States during the year ended June 30, 2009 were treated for tumors outside of the brain. We are facilitating studies to further demonstrate the CyberKnife system's efficacy for treating tumors outside of the brain, and we believe these studies will increase overall utilization of the CyberKnife system and continue to expand the number of patients eligible for radiosurgery. In addition, we have developed and are continuing to develop new upgrades to enable the CyberKnife system to be even better suited for treating tumors anywhere in the body where radiation is indicated.

        Continue to innovate through clinical development and collaboration.    The clinical success of the CyberKnife system is due in large part to the collaborative partnerships we have developed over the last decade with clinicians, researchers and patients. We proactively seek out and rely on constructive feedback from CyberKnife system users to learn what is needed to enhance the technology. Due to this collaborative process, we continually refine and upgrade the CyberKnife system, which ultimately improves our competitive position in the radiosurgery market. Our upgrades are designed to improve the ease of use and accuracy of treatment, decrease the treatment times, and improve the utilization for specific types of tumors. For example, in recent years, we introduced Synchrony, a motion tracking system that is designed to track tumors that move with patient respiration and the Xsight Spine Tracking System, a new target tracking technology, which eliminates the need for surgical implantation of small, inert metal markers, known as fiducials, in the treatment of spinal tumors. In the year ended June 30, 2007, we introduced the Patient Archive and Restore System, the RoboCouch patient positioning system, the Xsight Lung Tracking System, the Xchange robotic collimator changer and the 4D Treatment Optimization and Planning System. In the year ended June 30, 2008, we introduced a higher output linear accelerator, the IRIS Variable Aperture Collimator, MonteCarlo Dose Calculation software, Sequential Optimization treatment planning and a seated RoboCouch, enabling improved patient positioning capabilities. In the year ended June 30, 2009, we introduced the InTempo Adaptive Imaging system, MultiPlan MD Suite, MultiPlan Quick Review, and a Radiosurgery DICOM Interface compatible with the IMPAC MOSAIQ system.

        Leverage our installed base to generate additional recurring revenue.    We have designed the CyberKnife system so that customers may upgrade their previously purchased systems as we introduce new features. We generate additional revenue by selling multiyear service plans that provide eligibility to receive upgrades, when and if available. These contracts are typically signed prior to the CyberKnife system installation and generate additional revenue throughout the life of the contract. In addition, we sell upgrades to our existing customers who are not covered by service plans or who have exhausted the upgrades deliverable pursuant to their service plans. Finally, we offer the shared ownership program, which enables customers to reduce the upfront investment required for the CyberKnife system in exchange for sharing a significant portion of revenue with us that is derived from each procedure.

        Continue to expand international sales and geographic reach.    We intend to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. We currently have regional offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, Singapore, Moscow, Russia, Munich, Germany, London, UK and Istanbul, Turkey and our sales and distribution channels cover more than 80 countries. We intend to increase our international revenue by increasing the number of distributors and direct sales and support personnel in targeted new international markets, and by further penetrating our established international markets.

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

The CyberKnife System

        Our principal product is the CyberKnife system, an intelligent robotic radiosurgery system that enables the treatment of tumors anywhere in the body where radiation is indicated without the need for invasive surgery or rigid frames. The current United States list price for the CyberKnife system ranges from approximately $4.2 million to $5.75 million, depending upon system configuration and options purchased by the customer. The list price typically includes initial training, installation and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system, as well as service contracts and training to assist customers in realizing the full benefits of the CyberKnife system. As of June 30, 2009, we had 176 units installed at customer sites: 115 in the Americas, two of which are pursuant to our shared ownership program, 43 in Asia and 18 in Europe.

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

        In addition to the key components listed above, we also offer the following components and features, including:

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

        InTempo Adaptive Imaging System.    Our InTempo System is a time-based target tracking technology used to compensate for intrafraction prostate motion during treatment delivery. With the InTempo System, our users can utilize adaptive imaging to automatically adjust for large movements in patients during treatment by increasing the X-ray imaging frequency. The user also manages the image age of X-ray images by specifying how long to wait between images.

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

        MultiPlan MD Suite.    Our MultiPlan MD Suite solution allows users to perform pre-planning preparation and post-planning review of treatment plans. MD Suite can be located either local to, or remote from the CyberKnife System. It allows tasks such as contouring, fusion, review and approval of treatment plans, and changing of treatment plan parameters. MultiPlan MD Suite also networks directly to the CyberKnife central database management system (CDMS).

        CyberKnife® Data Management System.    The CyberKnife® Data Management System provides comprehensive storage and processing of the patient data that is generated as the patient progresses through the CyberKnife planning and treatment workflow pre-planning data, such as planning CT images, are imported and stored in the data management system. This information is then available for review by the clinician. The results of a patient's treatment delivery, such as dose delivered from each beam, each path and each fraction, as well as details about the images acquired and corrections applied are recorded and stored in the data management system.

        MultiPlan Quick Review.    Our MultiPlan Quick Review allows multiple sessions of the MultiPlan Treatment Planning System to be run simultaneously with one primary and up to three secondary sessions being accessible. The primary session has full treatment planning functionality while the secondary sessions can perform all planning functions except for optimization. MultiPlan Quick Review improves clinical workflow by allowing data from multiple patients, or multiple plans from the same patient, to be accessed simultaneously.

        Radiosurgery DICOM Interface.    In a typical oncology department there are many individual systems that play a role in patient diagnosis and treatment delivery. Each of these systems separately manages their own specialized piece of information about a patient. Often a centralized information management system such as an Oncology Information Systems (OIS) is used to minimize the need for the clinical user to access each of these separate systems individually to gather information. Centralization of the patient's oncology treatment record into a single digital record provides clinical benefits that can be realized immediately. Data management systems, such as the CyberKnife® Data Management System, utilize industry-standard interface protocols, such as DICOM, to export patient information to the OIS. Using industry-standard interface protocols, the CyberKnife® Robotic Radiosurgery System completes the OIS electronic medical record with a comprehensive export of the radiosurgery treatment history. Note: The Radiosurgery DICOM Interface requires a compatible version of the Oncology Information System (OIS), a compatible version of the IMPAC MOSAIQ system is required.

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

CyberKnife System Clinical Procedure

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

CyberKnife System Shared Ownership Program

        We offer the shared ownership program under which we provide a CyberKnife system to a customer while retaining ownership of that system. In addition, we provide physician training, educational support, general reimbursement guidance and technical support, as well as possible future upgrades to customers under this program. In return, these customers are generally required to pay us the greater of a minimum payment or a portion of the revenue generated through the use of the CyberKnife system. Generally, this minimum monthly payment is equivalent to the revenue generated from treating three to four patients per month, and any revenue received from additional patients is shared between us and the customer. Customers who participate in our shared ownership program are responsible for costs associated with facility preparation and professional and administrative personnel required to operate the CyberKnife system. Our legacy shared ownership program was known as our "placement program."

        Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the system, either at the end of the contractual period or earlier, at the customer's request, at pre-determined prices. Through June 30, 2009, we had installed 18 systems under our shared ownership program, 16 of which had subsequently been sold by that date. During the years ended June 30, 2009, 2008 and 2007, $3.2 million, $23.7 million and $3.0 million, respectively, of revenue was recognized in the consolidated statements of operations for the sale of two, twelve, and one CyberKnife systems, respectively, that were formerly under the shared ownership program. At June 30, 2009 and 2008, 747,000 and $2.3 million, respectively, of amounts for extended warranty and training services related to these sold shared ownership units remained recorded as deferred revenue, and will be recognized over the life of the extended warranty service period and as training service obligations are fulfilled. As of June 30, 2009, two shared ownership units remained active in our installed base.

Warranty and Support Services

        We generally provide a one-year warranty on the purchase of the CyberKnife system. The warranty period commences on completion of system installation. For the period following the initial one-year warranty, customers can enroll in one of our multiyear service plans for a fee that is fixed at the time of system purchase.

        Diamond Elite multiyear service plan.    Under our Diamond Elite multiyear service plan, or Diamond plan, our customers have the opportunity to acquire up to two unspecified future upgrades per year, when and if they become available. If we offer more than two upgrades a year, customers can exchange their right to receive future upgrades for the current upgrades available. Currently, the Diamond plan lists for $495,000 per year and is typically for a term up to five years, cancellable by the customer.

        Emerald multiyear service plans.    We also offer an Emerald multiyear service plan, or Emerald plan, following the initial one-year warranty period. We provide services under our Emerald agreements during the one-year warranty if the agreement is signed before the start of the warranty period. Under our Emerald plan, customers receive a higher level of support, including a faster response time and coverage for all replacement parts than under our basic service plan. Currently, the list price of our Emerald plan is $325,000.

        Extended Warranty.    We now offer our customers the option to purchase an extended warranty for one or two years following the expiration of their initial warranty period. Currently, the list price for the Extended Warranty is $240,000 per year.

        First Level Maintenance Credit.    We now offer any customer who purchases the Diamond plan or Emerald plan the option to provide first level maintenance (for example, basic service and troubleshooting assistance) for the CyberKnife System prior to contacting us for support, which currently entitles a customer to a credit, which currently lists for $85,000 per year, against the Diamond plan or Emerald plan (contingent upon the customer's paying for and receiving appropriate first level maintenance training).

        Legacy multiyear service plans.    Prior to introducing our Diamond plan, we offered a Platinum Elite multiyear service plan, or Platinum plan, to customers in the United States and our Gold Elite multiyear service plan, or Gold plan, to customers outside the United States. Although these plans are no longer offered, as of June 30, 2009 we were still servicing approximately 24 customers pursuant to both of these legacy multiyear service plans. These multiyear service plans typically have a four year term, including the one-year warranty period, and are cancellable by the customer. Beginning in November 2005, we phased out offering these legacy service plans to new customers. In fiscal year 2009, we also phased out our basic multiyear service plan, which had a list price of $200,000 per year and was for a term of up to four years.

        Under the Platinum plan, in addition to technical support, customers have the opportunity to acquire up to two future upgrades per year for a maximum of eight upgrades over the three or four year term of the arrangement, for an annual fee of approximately $425,000. If we do not offer at least two upgrades per year, the customer would be entitled to a refund of up to $100,000 for each upgrade not offered. We have not yet established objective evidence of fair value of those future obligations;

hence, generally accepted accounting principles in the United States, or GAAP, requires that we cannot begin to recognize any of the revenue derived from the sale of a CyberKnife system or the associated service plan until those specified obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue and will be recognized as revenue when we fulfill all obligations to deliver upgrades or the Platinum contract lapses. Once we fulfill all upgrade obligations with respect to a specific Platinum plan or the plan lapses, we will ratably recognize the revenue from the sale of the CyberKnife system and the Platinum plan over the remaining life of the contract.

        Under the Gold plan, customers typically have the opportunity to acquire up to two unspecified future software upgrades per year, for an annual fee of approximately $350,000. If we do not offer an upgrade in any particular year, the customer would be entitled to a refund of up to $100,000 for each upgrade not offered, except in Japan. Pursuant to the Gold plan customers are required to pay for additional hardware if required for the implementation of new software features.

        To date no refunds have been required pursuant to these legacy multiyear service plans.

        Installation and service.    We perform the installation and service of the CyberKnife system in the United States and in selected countries outside the United States. In addition, we have trained third-party service organizations and trained our distributors in Korea, Taiwan, Turkey, India, China, Russia, Ukraine and Italy to perform the CyberKnife system installation and service. We employ service engineers and technical staff with a high degree of expertise, which is required due to the complexity of the CyberKnife system.

        Training.    In addition to the training we offer with the initial installation of the CyberKnife system and the training required when an upgrade is installed, we offer various training sessions for our customers or our distributors for an additional fee.

Sales and Marketing

        We currently market the CyberKnife system through a direct sales force in the United States and a combination of direct sales personnel and distributors in the rest of the world. Support of our international sales is handled through our European and Asian headquarters in Paris, France, Hong Kong, China and Tokyo, Japan.

        In the United States we use a combination of regional sales directors, account specialists, customer account sales executives, product managers and training specialists. Regional sales directors and account specialists are responsible for selling the CyberKnife system to hospitals and stand-alone treatment facilities. Our customer account sales executives sell upgrade products to existing customers. Our product managers help market our current products and work with our engineering group to identify and develop upgrades and enhancements for the CyberKnife system. Our training specialists train radiation oncologists, surgeons, physicists and radiation therapists.

        In addition, we recently established a corporate accounts group within the sales organization. This group has responsibility for targeting major national and strategic accounts including hospital groups, operators of multiple radiation oncology centers and group purchasing organizations. We believe that organizations of this nature represent an opportunity for CyberKnife system sales and that they require a different sales focus due to their national or multi-regional scope.

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

        From time to time, we may provide our linac system for use in non-medical areas. These areas may include non-destructive testing, visual inspection and other potential applications. We do not currently expect these non-medical uses to represent a significant portion of our revenue in the near term.

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

        We had 13 U.S. patent applications allowed in the fiscal year ended June 30, 2009. As of June 30, 2009, we held 40 U.S. patents, 63 pending U.S. patent applications and are pursuing additional patent applications on additional key inventions to enhance our intellectual property rights. The first of our patents will expire in October 2010 and currently the last of our patents will expire in 2026. As of June 30, 2009, we also held 22 foreign patents, 7 pending published Patent Cooperation Treaty applications and 65 foreign patent applications which correspond to our issued U.S. patents and pending U.S. patent applications. We cannot be sure that any patents will issue from any of our pending patent applications, nor can we assure you that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology. An additional key component of our intellectual property is our proprietary software used in planning and delivering the CyberKnife system's therapeutic radiation dose.

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

        In December 2004 and in connection with our acquisition of American Science & Engineering's, or AS&E's, High Energy Systems, or HES, business, in January 2005, we entered into a license agreement with AS&E relating to the intellectual property we obtained from the HES acquisition. We granted AS&E an exclusive, worldwide, fully paid license for use of the purchased intellectual property in the national security and non-destructive testing markets, as well as a non-exclusive worldwide, fully paid license of the intellectual property for all uses other than (a) the national security and non-destructive testing markets and (b) medical use or applications. In addition, we received an exclusive, worldwide, fully paid license to any modifications, improvements, enhancements or new developments to the acquired intellectual property by AS&E which are limited to medical uses or applications. We recently began the development of a next-generation linac, using technology developed independently from the intellectual property we obtained from the HES acquisition. We are developing this technology for medical uses and applications and other markets, including national security and non-destructive testing. In October 2006, January 2007 and February 2007, we received correspondence from AS&E expressing concerns that we may be using the intellectual property obtained from the HES acquisition in a manner that breaches, or is intended to breach, our contractual obligations under the license agreement. As of June 30, 2009, we have not received any further correspondence from AS&E regarding this issue. The intellectual property at issue relates to the development of a next-generation linac for use in national security and non-destructive testing areas, as well as medical uses. We are developing the technology used in the next-generation linac independently from the intellectual property we obtained from the HES acquisition. While we do not believe our activities breach or violate the terms of the license agreement, we cannot assure you that AS&E will not assert that we are breaching our obligations under our license agreement with them.

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

Research and Development

        Continued innovation is critical to our future success. Our current product development activities include projects expanding clinical applications in radiosurgery, driving product differentiation, and continually improving the CyberKnife system's capabilities. Some of our product upgrades include Synchrony, Xsight Spine Tracking System, InView, MultiPlan, RoboCouch, IRIS, MonteCarlo dose calculation, Sequential Optimization treatment planning, InTempo, MultiPlan MD Suite, MultiPlan Quick Review, and Radiosurgery DICOM Interface. Research activities strive to enable new product development opportunities by developing new technologies and advancing areas of existing core technology such as a next generation linac.

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

        As of June 30, 2009, we had 123 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2009, 2008 and 2007 were $36.0 million, $32.9 million and $26.8 million, respectively. We plan to continue to increase our investment in research and development in future periods.

Competition

        The medical device industry in general, and the non-invasive cancer treatment field in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and regulatory approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery, minimally invasive procedures, radiation therapy, chemotherapy and other drugs are other means to treat cancer. Also, we compete directly with frame-based radiosurgery systems primarily from Elekta AB (publ), or Elekta, BrainLAB AG, and the Integra Radionics business of Integra Life Sciences Holding Corporation.

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

Reimbursement

        In the United States, healthcare providers generally rely on third-party payors; private insurers and governmental payors such as Medicare and Medicaid, to cover and reimburse all or part of the cost of a medical procedure performed with a medical device. Our ability to commercialize our products successfully depends in significant part on the extent to which third-party payors provide and maintain appropriate coverage and reimbursement for our products and related procedures. Medicare coverage and reimbursement policies are particularly significant to our business. If our customers are unable to obtain reimbursement in connection with the use of our products, they may decrease their use of our products or discontinue using them altogether. Not only is Medicare the single largest third-party payor, but many other governmental and commercial payors follow its coverage and reimbursement policies. The Medicare coverage and reimbursement policies are developed by the Centers for Medicare and Medicaid Services (CMS), the federal agency responsible for administering the Medicare program and by its contractors. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, type of the facility in which the procedure is performed, and other factors.

        Medicare coverage for many procedures using our technology currently exists in the hospital outpatient setting and in the free-standing clinic setting. For hospital outpatient procedures, where most procedures using our CyberKnife system are performed, Medicare payments generally are made under a prospective payment system, which is based on the Ambulatory Payment Classifications, or APCs, under which procedures are categorized.

        CMS assigns procedures that are comparable clinically and in terms of resources to the same APC. Hospitals are paid the applicable APC payment rate for the outpatient procedure, regardless of the actual cost for such treatment. For calendar year 2009, the national unadjusted average Medicare payment rate for procedures billed using HCPCS code G0339 (for the first CyberKnife treatment) is $3,803, and $2,580 for code G0340 (for each additional CyberKnife treatment). Payment for the free-standing clinic setting is governed by the final Medicare Physician Fee Schedule, and the practice amongst regional Medicare contractors currently varies both in terms of whether they use HCPCs code G0339 and G0340 for CyberKnife procedures, and also in terms of what they pay for CyberKnife procedures.

        In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the free-standing clinic setting. Payment to physicians is based on the Medicare Physician Fee Schedule, and payment amounts are updated on an annual basis. For 2009, the American Medical Association, or AMA, issued guidance that deleted Current Procedural Technology, or CPT, code 61793, the Category I CPT code describing the surgeon's role in the delivery of radiosurgery services, and issued the following new CPT codes: 61796, 61797, 61798, 61799, 61800, 63620 and 63621, all relating to neurosurgical procedures that should be used for intracranial and spinal procedures only. Medicare and third-party payors will require the use of these new CPT codes to describe neurosurgeon work for radiosurgery services using our technology for cranial and spinal procedures. Radiosurgery procedures in other anatomies require other surgeons to bill unlisted CPT codes with no assigned payment rates. Payment rates for unlisted codes are set by the local Medicare carrier and rates may vary from no payment to rates equivalent to the comparable CPT rates for the 61796 series of CPT codes. Coding for other physicians (primarily radiation oncologists) involved in the delivery of CyberKnife treatment remains unchanged.

        While private third-party payors frequently follow Medicare coverage, coding and payment determinations, we cannot assure you that these payors will adopt coverage and reimbursement policies similar to those established by Medicare or whether they will cover and reimburse the procedures using CyberKnife systems in whole or in part. In the United States, we believe that a majority of private healthcare payors currently provide coverage for some CyberKnife procedures under negotiated contracts with hospitals and clinics.

        The current emphasis on cost-containment by third-party payors complicates the task of obtaining appropriate coverage and reimbursement. Often, it is necessary to convince these payors that the new devices or procedures will establish an overall cost savings compared to currently reimbursed devices and procedures. We believe that in many cases the CyberKnife system may offer an opportunity for payors to reduce the cost of treatment for solid tumors; however, we cannot assure you that payors will agree that these advantages exist or that payors will make reimbursement decisions based upon any such advantages. Adequate reimbursement is obviously a key factor for hospitals and physicians considering the purchase of our products, and hence sales by our company.

        Reimbursement by third-party payors is often positively influenced by the existence of peer-reviewed publications of long-term safety and efficacy data. Data have been published by leaders in the field of radiosurgery on clinical results for patients that have undergone surgical procedures with the CyberKnife system, although we do not yet have long-term safety and efficacy data for a significant patient population size. We cannot assure you that our products will continue to be covered and reimbursed without publication of additional data, including data supporting long-term safety and efficacy of the CyberKnife system.

        We have a dedicated health policy, economics and reimbursement group, called "Patient Access". This group provides information to health care stakeholders considering coverage and reimbursement issues for the CyberKnife system, and also provides our customers with copies of relevant coverage, coding and payment policies, including those of the Medicare program, as well as published literature and clinical data supporting clinical safety and efficacy in the device.

        To further support appropriate coverage and reimbursement, a group of customers has formally organized into a non-profit organization called CyberKnife Society to pursue patient access to the CyberKnife technology, with a strong emphasis on the United States.

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

Regulatory Matters

Domestic Regulation

        Our products and software are medical devices subject to regulation by the FDA, as well as other regulatory bodies. FDA regulations govern the following activities that we perform and will continue to perform to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

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

        Product modifications.    After a device receives 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance or approval. We have modified aspects of our CyberKnife system family of products since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required for the modifications. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. During our fiscal year ended June 27, 2009, we submitted an additional two 510(k) clearances notifications for modifications made to the operation of the CyberKnife system. One application was cleared and one is pending clearance by the FDA.

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

        The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. In the past, our prior facility has been inspected, and observations were noted. In August 2008, during routine inspections performed by the FDA, one minor observation was made. We have taken corrective action on the minor observation in response to the FDA's observation. There were no observations that involved a material violation of regulatory requirements. We believe that we are in substantial compliance with the QSR. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

        The OIG has issued safe harbor regulations which set forth certain activities and business relationships that are deemed safe from prosecution under the federal Anti-Kickback Statute. There are safe harbors for various types of arrangements, including, without limitation, certain investment interests, leases and personal services and management contracts. The failure of a particular activity to comply in all regards with the safe harbor regulations does not mean that the activity violates the federal Anti-Kickback Statute or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG.

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

        In addition, in connection with the release in July 2007 of proposed Medicare reimbursement rates for calendar 2008, CMS proposed significant amendments to the regulations under the federal Ethics in

Patient Referrals Act, which is more commonly known as the Stark Law. These proposed regulations would, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Among other things, the regulations provide that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use basis. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife system. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The regulations, as originally proposed, would limit these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies. In July 2008, at the time CMS published final 2008 Medicare in-patient reimbursement rates, CMS issued a final rule essentially implementing the regulations in substantially the manner originally proposed, with an effective date of October 1, 2009. Among other prohibitons, the final rule prohibits percentage-based compensation in equipment leases. As a result of the finalization of these regulations, some existing CyberKnife system operators may have to modify or restructure their corporate or organizational structures. In addition, certain existing customers that planned to open CyberKnife centers in the United States involving physician ownership could also have to restructure prior to the October 2009 effective date of the new regulations. It is possible that some of these entities may not be able to establish viable models for CyberKnife system operation and may therefore cancel their CyberKnife system purchase agreements. Accordingly, these new regulations could result in cancellations of existing CyberKnife system purchase agreements and could also reduce the attractiveness of medical technology acquisitions, including CyberKnife system purchases, by physician-owned joint ventures or similar entities. As a result, these regulations could have an adverse impact on our product sales and therefore on our business and results of operations.

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

        Federal False Claims Act.    The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as "relators" or, more commonly, as "whistleblowers", may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife system or acquired a CyberKnife system through our shared ownership program, with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement and such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated as a result of any of these laws.

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

        We are also currently subject to regulations in Japan. A Japanese distributor received the first government approval to market the CyberKnife system from the Ministry of Health and Welfare, or MHLW, in November 1996. In December, 2003, we received approval from the MHLW to market the CyberKnife system in Japan for clinical applications in the head and neck, and a new distributor, Chiyoda Technol Corporation, was appointed to distribute the CyberKnife system. In June 2008, we received approval from the MHLW to market the CyberKnife system for treatments throughout the body where radiation treatment is indicated. On June 30, 2009, our subsidiary, Accuray Japan KK, became the Marketing Authorization Holder in Japan, which allowed the Company to directly sell our products in Japan.

        We are subject to additional regulations in other foreign countries, including, but not limited to, Canada, Taiwan, China, Korea, and Russia in order to sell our products. We intend that either we or our distributors will receive any necessary approvals or clearance prior to marketing our products in those international markets.

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

Employees

        As of June 30, 2009, we had 458 employees worldwide, including 123 in research and development, 100 in sales and marketing, 106 in installation and service, 30 in manufacturing, and 99 in administration. None of the employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and we believe our relationship with our employees is good.

Available Information

        Our web site is located at www.accuray.com. We make available on this web site, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission. The contents of our web site are not intended to be incorporated by reference into this report or in any other report or document we file or furnish, and any references to our web site are intended to be textual references only.

Item 1A.    RISK FACTORS

Risks Related to Our Business

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

  •
  the impact of the current economic environment on our business, including the postponement by our customers of purchase decisions or required build-outs;

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

        We have incurred net losses in every fiscal year since our inception except during the fiscal years ended June 30, 2009 and 2008. As of June 30, 2009, we had an accumulated deficit of $120.5 million. We may incur net losses in the future, particularly as we increase our manufacturing, sales and marketing and administrative activities and as we continue our research and development activities. Our ability to maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

We face risks related to the current global economic environment, which could delay or prevent our customers from obtaining financing to purchase the CyberKnife system and implement the required facilities, which would adversely affect our business, financial condition and results of operations.

        Current uncertainty in global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products resulting from a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

        In addition, due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, some of our customers have been delayed in obtaining, or have not be able to obtain, necessary financing for their purchases of the CyberKnife system or for the construction or renovation of facilities to house CyberKnife systems. To date, these delays have primarily affected customers that were planning to operate free-standing CyberKnife systems, rather than hospital-based customers. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales and revenues, and therefore harm our business and results of operations.

The high unit price of the CyberKnife system, as well as other factors may contribute to substantial fluctuations in our operating results.

        Because of the high unit price of the CyberKnife system, and the relatively small number of units installed each quarter, each installation of a CyberKnife system can represent a significant component of our revenue for a particular quarter. Therefore, if we do not install a CyberKnife system when anticipated, our operating results will vary significantly. This is of particular concern in the current volatile economic environment, where we have had experiences with customers cancelling or postponing orders for our CyberKnife system and delaying the required build-outs. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance. In particular, factors which may contribute to these fluctuations may include:

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

        These factors are difficult to forecast and may contribute to substantial fluctuations in our quarterly revenues and substantial variation from our projections, particularly during the periods in which our sales volume is low. These fluctuations may cause volatility in our stock price.

We experience a long and variable sales and installation cycle, which may result in inconsistent quarterly results.

        The CyberKnife system has a lengthy sales and purchase order cycle because it is a major capital equipment item and requires the approval of senior management at purchasing institutions. The sales process in the United States typically begins with pre-selling activity followed by sales presentations and other sales-related activities. After the customer has expressed an intention to purchase a CyberKnife system, we negotiate and enter into a definitive purchase contract with the customer. This may take the form of a terms agreement setting forth the business and economic terms of the transaction. Typically, following the execution of the contract, the customer begins the building or renovation of a facility to house the CyberKnife system, which together with the subsequent installation of the CyberKnife system, can take up to 24 months to complete. During the period prior to installation, the customer must build a radiation-shielded facility to house its CyberKnife system. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit were denied for installation at a specific hospital or treatment center, our CyberKnife system could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases it may be necessary for the entire facility to be completed before the CyberKnife system can be installed, which can result in additional construction and installation delays.

        Under our revenue recognition policy, we generally do not recognize revenue attributable to a CyberKnife system purchase until after installation has occurred. For international sales through distributors, we typically recognize revenue when the system is sold through to the end user. Therefore the long sales cycle together with the timing of CyberKnife system shipments and installations may result in significant fluctuations in our reporting of quarterly revenues. Under our current forms of purchase and service contracts, we receive a majority of the purchase price for the CyberKnife system upon installation of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, such as:

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

If third-party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife system, our revenue would be adversely affected.

        Our customers rely significantly on reimbursement for CyberKnife procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third-party payors provide appropriate coverage and reimbursement for our products and related procedures. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage for or payment of our products, our existing customers may not continue using our product or may decrease their use of our product, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.

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

        The market for standard linear accelerators is dominated by three companies: Elekta, Siemens AG and Varian. In addition, TomoTherapy Incorporated markets and sells a radiation therapy product. The CyberKnife system is not typically used to perform traditional radiation therapy and therefore does not usually compete directly with standard medical linacs that perform standard radiation therapy. However, some manufacturers of standard linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image- guidance systems to perform radiosurgery. In addition, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, drug treatment, gene therapy, which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes, and other approaches. Moreover, at least one other company has announced that it is developing a product that would be directly competitive with the CyberKnife. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

        Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Our management determined, as of June 30, 2008 and September 30, 2008, that we had material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were not effective. We began our remediation efforts in the first half of the fiscal year 2009 and management continued to evaluate the effectiveness of our internal controls over financial reporting through June 30, 2009. We concluded that there were no deficiencies in our internal control over financial reporting that would constitute a material weakness as of that date. Although we are making additional improvements in our internal controls over financial reporting, in future periods we may conclude that we have one or more material weaknesses, and remedying these material weaknesses may require significant additional financial and managerial resources and could result in a loss of investor confidence in our internal controls and financial reporting.

We may have difficulties in determining the effectiveness of our internal control due to our complex financial model.

        The complexity of our financial model contributes to our need for effective financial reporting systems and internal controls. We recognize revenue from a range of transactions including CyberKnife system sales, our shared ownership program and services. The CyberKnife system is a complex product that contains both hardware and software elements. Since the software component is significant in our solution, we are bound by the software revenue recognition rules for our business. The complexity of the CyberKnife system and of our financial model pertaining to revenue recognition requires us to process a broader range of financial transactions than would be required by a company with a less complex financial model. Accordingly, deficiencies or weaknesses in our internal controls would likely impact us more significantly than they would impact a company with a less complex financial model. If we were to find that our internal controls were deficient, we could be required to amend or restate our historical financial statements, which would likely have a negative impact on our stock price.

Our reliance on single source suppliers for critical components of the CyberKnife system could harm our ability to meet demand for our products in a timely and cost effective manner.

        We currently depend on single source suppliers for some of the critical components necessary for the assembly of the CyberKnife system, including the robotic manipulator, imaging plates, treatment table, robotic couch and magnetron, which creates the microwaves for use in the linear accelerator. If any single source suppliers were to cease delivering components to us or fail to provide the components on a timely basis, we might be required to qualify an alternate supplier and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single source suppliers will be able or willing to meet our future demands.

        We generally do not maintain large volumes of inventory. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife system, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements. We also will be required to assess the new manufacturer's compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife system could harm our ability to generate revenue, lead to customer dissatisfaction and damage our reputation.

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

        In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we have attempted to obtain patent coverage for our technology where available and appropriate, there are aspects of the technology for which patent coverage was never sought or never received. There are also countries in which we sell or intend to sell the CyberKnife system but have no patents or pending patent applications. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have several issued patents in the United States and in foreign countries protecting aspects of the CyberKnife system, our pending United States and foreign patent applications may not issue, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable.

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

        In October 2006, January 2007 and February 2007, we received correspondence from American Science and Engineering, Inc., or AS&E, expressing concerns that we may be using certain intellectual property we acquired from AS&E through the HES acquisition in a manner that breaches, or may breach, our contractual obligations under a license agreement with them in certain non-medical fields. We have had limited discussions with AS&E regarding their allegations but as of June 30, 2009, we have not received any further written correspondence from AS&E regarding this issue. The intellectual property at issue relates to the development of a next-generation linac that could be used for medical as well as non-medical purposes. We are developing the technology used in the next-generation linac independently from the intellectual property we obtained from the HES acquisition. While we do not believe our activities breach or violate the terms of the license agreement, we cannot assure you that AS&E will not commence litigation on the grounds that we are in breach of our obligations under the license agreement.

        The policies we have in place to protect our trade secrets may not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Litigating a trade secret claim is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge methods and know-how. If we are unable to protect our intellectual property rights, we may be unable to prevent competitors from using our own inventions and intellectual property to compete against us, and our business may be harmed.

Because the medical device industry is characterized by competing intellectual property, we may be sued for violating the intellectual property rights of others.

        The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. In particular, the field of radiation treatment of cancer is well established and crowded with the intellectual property of competitors and others. We also expect that other participants will enter the field—in particular, at least one other company has announced that it is developing a product that would be directly competitive with the CyberKnife. A number of companies in our market, as well as universities and research institutions, have issued patents and have filed patent applications which relate to the use of stereotactic radiosurgery to treat solid cancerous and benign tumors.

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

        Our international sales have increased year-over-year for each of the past three fiscal years. We anticipate that a significant portion of our revenue will continue to be derived from sales of the CyberKnife system in foreign markets and that the percentage of our overall revenue that is derived from these markets will continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

  •
  risks relating to foreign currency; and

  •
  contractual provisions governed by foreign laws and various trade restrictions, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations.

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

        In addition, future imposition of, or significant increases in, the level of customs duties, export quotas, regulatory restrictions or trade restrictions could materially harm our business. Currently, the majority of our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. Also, as our international sales increase, we may enter into a greater number of transactions denominated in non-U.S. dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

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

        The CyberKnife system is complex, and requires the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have a limited history of manufacturing commercial quantities of the CyberKnife system. In particular, we manufacture compact linacs as a component of the CyberKnife system. Our linac components are extremely complex devices and require significant expertise to manufacture, and as a result of our limited manufacturing experience we may have difficulty producing needed materials in a commercially viable manner. We may encounter difficulties in scaling up production of the CyberKnife system, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

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

        The number of our employees increased from 194 as of June 30, 2005 to 458 as of June 30, 2009. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

        As a newly public company, we have incurred and will continue to incur increased legal, accounting and other expenses that we did not incur as a private company as we are now subject to Securities and Exchange Commission, or SEC, NASDAQ Stock Market and other rules focusing on corporate governance and financial reporting. In particular, we were first required to comply with Section 404 of the Sarbanes-Oxley Act regarding management assessment of internal controls during our 2008 fiscal year and we will be required to do so in future years. As a result, we expect to continue to incur substantial fees and costs for future audits. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to monitor developments with respect to these requirements, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

        If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible in the current economic and capital markets environments. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and we cannot assure you that financing, if required, will be available in amounts or on terms acceptable to use, if at all.

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

        At June 30, 2009 we had cash and cash equivalents of $36.8 million. These available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        At any point in time we also have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts.

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

Risks Related to the Regulation of our Products and Business

Modifications, upgrades and future products related to the CyberKnife system or new indications may require new FDA premarket approvals or 510(k) clearances, and such modifications, or any defects in design or manufacture may require us to recall or cease marketing the CyberKnife system until approvals or clearances are obtained.

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

        The FDA requires device manufacturers to make their own determination of whether or not a modification requires an approval or clearance; however, the FDA can review a manufacturer's decision not to submit for additional approvals or clearances. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance. We cannot assure you that the FDA will agree with our decisions not to seek approvals or clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications.

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

        In addition, even if the CyberKnife system is not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. There were a number of recalls during the fiscal year ended June 30, 2009. For example, in October 2008, the Company initiated a recall of the RoboCouch Patient Positioning System, a component part to certain CyberKnife System configurations. Thirteen RoboCouch units were affected by the recall and all repairs were made at the affected customer sites in the quarter ended December 31, 2008. A full list of recalls is available on the FDA website. The costs associated with this recall were not material. Any recall could divert management's attention, cause us to incur significant expenses, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife system, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

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

We are required to comply with federal and state "fraud and abuse" law, and if we are unable to comply with such laws, we could face substantial penalties and we could be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

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

Substantial sales of our common stock by our stockholders, including sales pursuant to 10b5-1 plans, could depress our stock price regardless of our operating results.

        Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. As of August 21, 2009, we have 56,698,022 shares of common stock outstanding. The lockup agreements related to our initial public offering expired with the opening of the securities markets on September 4, 2007, and as a result a large number of shares of our common stock became eligible for sale.

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

Our directors, executive officers and major stockholders own approximately 34.2% of our outstanding common stock as of August 21, 2009, which could limit your ability to influence the outcome of key transactions, including changes of control.

        As of August 21, 2009, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 34.2% of our outstanding common stock. As a result, a small number of stockholders have voting control and may be able to control the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

Facilities

        We lease approximately 176,000 square feet of product development, manufacturing and administrative space in three buildings in Sunnyvale, California. Our headquarters building, which is approximately 73,000 square feet, is leased to us until December 2009 and an additional office building, which is approximately 53,000 square feet, is leased to us until May 2010. The manufacturing building is approximately 50,000 square feet and is leased to us until December 2011. We have the right to renew the term of our headquarters lease for one three-year term upon prior written notice and the fulfillment of certain conditions.

        We also lease approximately 25,000 square feet of development and manufacturing space in Mountain View, California. We sublease approximately 1,350 square feet of this space. The sublease term is through March 2010. This facility is leased to us until September 2010. In addition, we maintain offices in: Pittsburgh, Pennsylvania; Miami, Florida; France; China; Japan; Spain; India; Singapore; Russia; Germany; Turkey; and the United Kingdom.

        We believe our current facilities are adequate to meet our current needs, but additional space, including additional radiation-shielded areas in which systems can be assembled and tested, will be required in the future to accommodate anticipated increases in manufacturing needs.

Item 3.    LEGAL PROCEEDINGS

        On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former directors and officers.

On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. All of these complaints generally allege that we and the individual defendants made false or misleading public statements regarding our operations and seeks unspecified monetary damages and other relief.

        On August 5, 2009, a purported shareholder derivative lawsuit was filed in Santa Clara County Superior Court against certain of our current and former officers and directors. We are named as a nominal defendant. The complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding our business and financial performance, and seeks unspecified monetary damages and other relief.

        On September 3, 2009, Best Medical International, Inc., or Best Medical, filed a lawsuit against us claiming we induced certain individuals to leave the employment of Best Medical and join us in order to gain access to Best Medical's confidential information and trade secrets. They are seeking monetary damages and other relief.

        From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

        Our common stock is traded on the Nasdaq Global Market under the symbol "ARAY." The high and low sale prices for each quarterly period during our fiscal years ended June 30, 2009 and 2008 are as follows:

	High	Low
Year ended June 30, 2009
First Quarter	$9.08	$6.72
Second Quarter	$9.00	$3.70
Third Quarter	$6.59	$3.78
Fourth Quarter	$8.35	$4.72
Year ended June 30, 2008
First Quarter	$22.92	$12.50
Second Quarter	$20.99	$14.12
Third Quarter	$18.20	$7.82
Fourth Quarter	$10.19	$6.86

        We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay out cash dividends to common stockholders in the foreseeable future.

        As of August 21, 2009, there were 116 registered stockholders of record of our common stock.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between February 8, 2007 (the date of our initial public offering) and June 30, 2009, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on February 8, 2007 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on February 8, 2007 was the closing sales price of $28.47 per share.

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

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*
Among Accuray Incorporated, The NASDAQ Composite Index
And The S&P Healthcare Index

*
$100 invested on February 8, 2007 in stock or on January 31, 2007 in index-including reinvestment of dividends.

  Securities authorized for issuance under equity compensation plans

        The following table sets forth as of June 30, 2009 certain information regarding our equity compensation plans. All of our equity compensation plans have been approved by our security holders.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)(1)
Equity compensation plans approved by security holders	8,455,316	$5.70	2,645,757
Equity compensation plans not approved by security holders	—	—	—

Total	8,455,316	$5.70	2,645,757

(1)
Includes securities to be issued upon vesting of 519,609 restricted stock units at a weighted average grant date fair value of $18.15.

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations for the years ended June 30, 2009, 2008, and 2007, and the consolidated balance sheet data at June 30, 2009 and 2008, are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2006 and 2005 and the consolidated balance sheet data at June 30, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this Form 10-K.

	Years ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$233,598	$210,381	$140,452	$52,897	$22,377
Cost of revenue(1)	118,308	103,429	60,413	27,492	11,115

Gross profit	115,290	106,952	80,039	25,405	11,262
Operating expenses:
Selling and marketing(1)	45,493	42,726	37,889	25,186	16,361
Research and development(1)	35,992	32,880	26,775	17,788	11,655
General and administrative(1)	36,223	32,280	23,915	15,923	8,129

Total operating expenses	117,708	107,886	88,579	58,897	36,145

Loss from operations	(2,418)	(934)	(8,540)	(33,492)	(24,883)
Other income (expense), net	3,082	7,184	3,530	56	(238)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	664	6,250	(5,010)	(33,436)	(25,121)
Provision for income taxes	55	867	1,444	258	68

Income (loss) before cumulative effect of change in accounting principle	609	5,383	(6,454)	(33,694)	(25,189)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	838	—	—

Net income (loss) attributable to common stockholders	$609	$5,383	$(5,616)	$(33,694)	$(25,189)

Net income (loss) per common share:
Basic
Income (loss) before cumulative effect of change in accounting principle	$0.01	$0.10	$(0.21)	$(2.11)	$(1.76)
Cumulative effect of change in accounting principle	—	—	0.03	—	—

Basic net income (loss) per share	$0.01	$0.10	$(0.18)	$(2.11)	$(1.76)

Diluted
Income (loss) before cumulative effect of change in accounting principle	$0.01	$0.09	$(0.21)	$(2.11)	$(1.76)
Cumulative effect of change in accounting principle	—	—	0.03	—	—

Diluted net income (loss) per share	$0.01	$0.09	$(0.18)	$(2.11)	$(1.76)

Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	55,413	54,531	30,764	15,997	14,283
Diluted	58,729	60,434	30,764	15,997	14,283

(1)
Includes stock-based compensation expense as follows:

	Years ended June 30,
	2009	2008	2007	2006	2005
	(in thousands)
Cost of revenue	$2,285	$1,858	$1,205	$863	$454
Selling and marketing	$3,441	$4,197	$3,958	$2,569	$1,903
Research and development	$3,190	$3,059	$2,448	$1,574	$1,157
General and administrative	$6,545	$7,785	$5,016	$3,237	$2,812

	Years ended June 30,
	2009	2008	2007
Selected Operating Data:
Number of CyberKnife systems installed per year
Americas	25	19	22
International	11	12	11

Total	36	31	33

	As of June 30,
	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,835	$36,936	$204,830	$27,856
Short-term investments	$64,634	$85,536	$—	$—
Long-term investments	$57,252	$37,014	$—	$—
Deferred cost of revenue	$21,917	$43,391	$61,231	$56,588
Total assets	$274,386	$295,004	$332,109	$138,623
Short-term debt	$—	$—	$—	$—
Deferred revenue	$75,882	$114,175	$154,257	$149,664
Working capital (deficit)	$80,083	$87,744	$148,522	$(3,783)
Redeemable convertible preferred stock	$—	$—	$—	$27,504
Stockholders' equity (deficiency)	$153,902	$130,763	$125,443	$(80,855)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our consolidated financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report on Form 10-K, particularly in "Risk Factors."

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

        In July 1999, we obtained 510(k) clearance from the FDA to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. We received approval for full-body treatment in Japan in June 2008; previously our CyberKnife regulatory approvals in Japan were limited to treatment for indications in the head and neck. The CyberKnife system has also been approved for various indications in Korea, Taiwan, China and other countries. Our customers have reported that over 70,000 patients worldwide have been treated with the CyberKnife system since its commercial introduction.

        In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, Singapore, Moscow, Russia, Munich, Germany, Istanbul, Turkey and London, UK. As of June 30, 2009, we had 55 employees in our sales organization.

        Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of June 30, 2009, we had 176 CyberKnife systems installed at customer sites, including 174 sold and two pursuant to our shared ownership program. Of the 176 systems sold and installed, 115 are in the Americas, 43 are in Asia and 18 are in Europe.

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

        The shared ownership program typically has a term of five years, during which the customer has the option to purchase the system at pre-determined prices. At June 30, 2009, we had two systems installed under our shared ownership program. During the years ended June 30, 2009, 2008 and 2007, $3.2 million, $23.7 million and $3.0 million, respectively, of total revenue was recognized in the consolidated statements of operations for the sale of two, twelve and one CyberKnife system units, respectively, that were formerly under our shared ownership program. At June 30, 2009 and 2008, $747,000 and $2.3 million, respectively, of amounts for extended warranty and training services related to these sold shared ownership units remained recorded as deferred revenue, and will be recognized over the life of the extended warranty service period and as training service obligations are fulfilled.

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

        We generate revenue by selling the CyberKnife system and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current United States list price for the CyberKnife system ranges from approximately $4.2 million to $5.75 million depending upon system configuration and options purchased by the customer. The list price typically includes initial training, installation, and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. Through June 30, 2008, the Diamond Plan listed for $460,000 per year and provided for annual renewals for four years including the one-year warranty period. Effective July 1, 2008, the Diamond plan lists for $495,000 per year and typically provides for annual renewals for up to five years including the one-year warranty period. The customer may cancel the service plan at any time. As of June 30, 2009, 147 of our customers had purchased service plans. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have future upgrade obligations. In these cases, revenue, including Cyberknife product revenue, is recognized ratably over the remaining life of the contract once all upgrade obligations have been satisfied.

        The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For calendar year 2009, the national unadjusted average Medicare payment rates under Healthcare Common Procedure Coding System, or HCPCS, are $3,803 under code G0339, the billing code for the first treatment, and $2,580 under code G0340, the billing code for each of the second thru fifth treatments, approximately 3 and 10 percent less than 2008 payment rates, respectively. Payment for the free-standing clinic setting is governed by the final Medicare Physician Fee Schedule. For 2008 and 2009, payment for HCPCS codes G0339 and G0340 in the freestanding clinic settings for first and subsequent treatments were set by the local Medicare carrier and rates may vary from no payment to a payment rate exceeding the hospital outpatient payment rates. We do not anticipate a significant impact of this rule on our business or results of operations.

        In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the free-standing clinic setting. Payment to physicians is based on the Medicare Physician Fee Schedule, and payment amounts are updated on an annual basis. For 2009, the American Medical Association, or AMA, issued guidance that deleted Current Procedural Technology, or CPT, code 61793, the Category I CPT code describing physician work delivering radiosurgery services, and issued the following new CPT codes: 61796, 61797, 61798, 61799, 61800, 63620 and 63621, all relating to neurosurgical procedures that should be used for intracranial and spinal procedures only. Medicare and third-party payors will require the use of these new CPT codes to describe physician services for radiosurgery services using our technology for cranial and spinal procedures. Radiosurgery procedures in other anatomies require physicians to bill unlisted CPT codes with no assigned payment rates. Payment rates for unlisted codes are set by the local Medicare carrier and rates may vary from no payment to rates equivalent to the comparable CPT rates for the 61796 series of CPT codes. The inability of physicians to obtain reimbursement under the new CPT codes or any related unlisted or successor CPT codes could result in a material adverse effect on our business.

        Our total net revenue was $233.6 million, $210.4 million, and $140.5 million during the years ended June 30, 2009, 2008, and 2007, respectively. Our net income (loss) was $609,000, $5.4 million, and ($5.6) million during the years ended June 30, 2009, 2008, and 2007, respectively. Our net cash provided by (used in) operating activities was ($8.0) million, ($18.0) million, and $11.6 million during the years ended June 30, 2009, 2008, and 2007, respectively. As of June 30, 2009, our backlog (as further discussed under "Backlog" below) was approximately $555.9 million.

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

Financial Operations

Sales and Installation Cycle

        The CyberKnife system has a relatively long sales and installation cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. The typical sales and installation cycle is up to 24 months in duration and involves multiple steps. Initial steps may include pre-selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife system, we typically negotiate and enter into a terms agreement setting forth the business and economic terms for the sale or acquisition of the CyberKnife system and multiyear service plan. After execution of a terms agreement, the customer typically has a specified time window in which to complete final negotiation of legal terms for the sale or acquisition of the CyberKnife system. We bifurcated the process of negotiating agreements on business and legal terms in order to reduce the level of sales force involvement in negotiation of legal terms and improve the efficiency of our customer contracting process. Nevertheless, many customers, particularly in international markets, choose to negotiate a full purchase agreement at the time of sale. The last step in the sales and installation cycle is installation of the CyberKnife system. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need, or CON, both of which must be granted by state and local government bodies. Recently, as a result of healthcare cost considerations and sensitivity to the cost of major capital equipment items, some state CON boards have become more aggressive in the evaluation of CON applications. This trend, if it continues, may make the CON process more protracted and uncertain. In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. We typically receive a deposit at the time the terms agreement or full purchase agreement is entered into, or shortly thereafter, and the remaining balance for the sale of the CyberKnife system upon delivery and installation. The customer also typically selects a service plan at the time of signing a CyberKnife system terms agreement and enters into the service plan agreement prior to installation of the system.

        Upon installation, we typically recognize the CyberKnife system sale price less the fair value of one year of service. We recognize the fair value of the first year of service as revenue pro rata over the twelve months following installation. In addition, if the customer has purchased our Diamond plan and assuming annual renewals, we would receive payment at the beginning of each of the second, third, fourth and fifth years of the multiyear service plan and recognize that revenue pro rata over each year.

Legacy Service Plans

        Prior to introducing our Diamond plan, we offered a Platinum Elite multiyear service plan, or Platinum plan. This legacy service plan was structured so that we have an obligation to deliver two upgrades per year over the course of the multiyear service plan. If we fail to deliver the upgrades, our customers are entitled to receive a refund of up to $100,000 for each upgrade not offered. To date, no refunds have been required pursuant to the Platinum plan. Beginning in November 2005, we phased out offering this legacy service plan to new customers.

        The Platinum plan obligates us to deliver up to two upgrades per year during the term of the contract. We have not established fair value for those future obligations; hence, generally accepted accounting principles in the United States, or GAAP, requires that we cannot begin to recognize any of the revenue derived from the sale of the CyberKnife system or the associated service plan until all upgrade obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we ratably recognize the revenue from the sale of the CyberKnife system and the Platinum plan over the remaining life of the contract.

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

Shared Ownership Program Revenue

        As of June 30, 2009, our shared ownership program involved U.S. sites only. We recognize revenue monthly from our shared ownership program that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from our shared ownership program of $3.7 million, $10.3 million, and $10.1 million for the years ended June 30, 2009, 2008, and 2007, respectively. In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

        The CyberKnife system shared ownership systems are recorded within property and equipment and are depreciated over their estimated life of seven years. Depreciation and warranty expense attributable to shared ownership systems are recorded within cost of shared ownership program as they are incurred.

Japan Customized Service Revenue

        In May and December 2003, we entered into separate contractual arrangements to deliver customized upgrade services to our distributor in Japan for 22 CyberKnife systems previously sold. These customized upgrade services consist of two upgrade levels and are being delivered over an extended period concurrent with the distributor's efforts to coordinate delivery with their end user customers. The obligations under the upgrade programs for these 22 systems were completed as of September 30, 2008. We no longer offer this customized service program and instead offer our standard multiyear service plans.

International Sales Revenue

        For international sales, we recognize revenue once we have met all of our obligations associated with the purchase agreement, other than for undelivered service elements for which we have VSOE of fair value. In most cases, this occurs after the distributor has shipped the unit to the end user or provided evidence of proof of sell-through to end user, assuming all of our remaining obligations have been satisfied. Payments are sometimes secured through letters of credit. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification.

        In situations with legacy plans where we have future obligations related to upgrades that are subject to potential refunds, we defer revenue from the sale and service of the CyberKnife system until the final upgrade has been delivered and accepted. After we have delivered all upgrades associated with a service plan and thus eliminated any contractual right to a refund, we ratably recognize the revenue from the sale of the CyberKnife system and the plan over the remaining life of the contract or until we have VSOE of the fair value of remaining undelivered elements. Net revenue from international customers was $62.0 million, $67.8 million, and $49.3 million for the years ended June 30, 2009, 2008, and 2007, respectively.

Backlog

        Backlog consists of the sum of deferred revenue, future uninvoiced payments that our customers are contractually committed to make and signed contingent contracts that we believe have a substantially high probability of being booked as revenue from CyberKnife system sale agreements, service plans and minimum payment requirements associated with our shared ownership program. Contingencies associated with contingent contracts that are included within backlog may include state or local government approval of a certificate of need for the installation of a radiosurgery system, approval by the board of directors of the hospital or other purchaser of the system and establishment of financing and formation of legal entities by purchasers of systems and, in the case of terms agreements, final negotiation and agreement upon our legal terms for the purchase or acquisition of the CyberKnife system. In addition, in some cases in which customers negotiate full purchase agreements, these agreements are also subject to certain contingencies. We review, on a quarterly basis with respect to each contingent contract included in backlog, whether customer engagement and progress toward satisfaction of contingencies warrant continued inclusion of the contract within backlog.

        At June 30, 2009, our non-contingent backlog, which consists of contracts that have satisfied all contingencies, was approximately $406.6 million, as compared to $459.7 million at June 30, 2008. Of this non-contingent backlog, $203.2 million represented CyberKnife system sales at June 30, 2009, as compared to $259.0 million at June 30, 2008, and $203.4 million represented revenue from service plans and other recurring revenues at June 30, 2009, as compared to $200.7 million at June 30, 2008. The contingent portion of backlog was $149.3 million at June 30, 2009, as compared to $187.3 million at June 30, 2008. Total backlog was $555.9 million at June 30, 2009, of which $284.8 million represented CyberKnife sales and $271.1 million represented other recurring revenues, as compared to $647.0 million at June 30, 2008, of which $358.6 million represented CyberKnife sales and $288.4 million represented other recurring revenues. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. Although backlog includes contractual commitments from our customers, we may be unable to convert this entire backlog, including the entire non-contingent backlog, into recognized revenue due to factors outside our control.

        As we have indicated during fiscal 2009, beginning with fiscal year 2010 we will no longer provide information about contingent backlog. We think that such information is of limited use in building financial models. Orders that we consider to be contingent will not disclosed until all contingencies have been cleared.

        For the current quarter, the data that we have provided as to the amounts of both contingent and non-contingent backlog are based on the methodology that we have used throughout fiscal 2009. As part of the transition in our reporting methods, we also plan to refine our definition of backlog in fiscal 2010 to enhance the usefulness of this information in analyzing and building models of our business. Orders that do not meet those refined criteria will not be reported as backlog. In terms of trends, this is likely to lead to a reduction in backlog in the first quarter of fiscal 2010 from what was previously reported in the fourth quarter of fiscal 2009 wholly apart from the amount of new orders received in the first quarter.

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

        Cost of revenue.    Cost of revenue consists primarily of material, labor and overhead costs. In future periods, we expect cost of revenue may fluctuate from quarter to quarter depending on system configurations ordered by our customers and overall revenue mix.

        Selling and marketing expenses.    Selling and marketing expenses consist primarily of costs for personnel and costs associated with participation in medical conferences, physician symposia, and advertising and promotional activities. We expect marketing expenses may fluctuate from quarter to quarter due to the timing of major marketing events, such as significant trade shows.

        Research and development expenses.    Research and development expenses consist primarily of activities associated with our product development, regulatory, and clinical study arrangements.

        General and administrative expenses.    General and administrative expenses consist primarily of compensation and related costs for finance, in-house legal, and human resources, and external expenses related to accounting, legal and other consulting fees.

        Other income, net.    Other income, net consists primarily of interest earned on our cash and cash equivalents and investments, unrealized losses on our long-term trading securities, net of unrealized gains on our put option, foreign currency transaction gains and losses, losses on fixed asset disposals, and state and local sales and use tax fines and penalties. We expect interest income to decrease in the near future in response to the recent decline in interest rates, offset by unrealized gains on our long-term trading securities, net of unrealized losses on our put option.

Deferred Revenue—Platinum Multiyear Service Plans

        We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum plan, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring revenue for the cash received for the purchase of the CyberKnife system and multiyear service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied our obligations for delivery of upgrades under the plan, we recognize revenue ratably over the remaining life of the service plan. We have not offered the Platinum service plan to new customers since we phased it out when we introduced our Diamond plan in November 2005. Prior to fiscal 2009 we had installed the final upgrades and recognized all revenue on systems sold under Gold agreements. As of the end of June 2009 we had installed the final upgrade on all but one system sold under Platinum agreements. We recognized approximately $60 million of revenue related to these Platinum agreements in fiscal 2009. We anticipate that we will install final upgrades in the remaining Platinum system and recognize the balance of remaining deferred Platinum revenue over the next two years, with approximately $24 million in fiscal 2010 and approximately $4 million in fiscal 2011.

  Years ended June 30, 2009, 2008, and 2007

  Net revenue

	Years ended June 30,
	2009	2008	2007
	(in thousands)
Net revenue	$233,598	$210,381	$140,452

Products	$159,257	$152,374	$110,320
Shared ownership program	$3,651	$10,262	$10,090
Services	$66,344	$38,808	$16,860
Other	$4,346	$8,937	$3,182

        Total net revenue for the year ended June 30, 2009 increased $23.2 million from the year ended June 30, 2008. During the year ended June 30, 2009, 36 CyberKnife systems were installed, of which 35 were sold and one was attributable to our shared ownership program, compared to 31 systems installed, including 27 units sold and four attributable to our shared ownership program during the year ended June 30, 2008.

        Excluding revenue recognized for systems sold under our Platinum plan, we recognized $123.7 million of product revenue in fiscal 2009, associated with 40 CyberKnife systems, which included 38 units sold and two units purchased out of in our shared ownership program. By comparison, during fiscal 2008, we recognized product revenue of $130.9 million associated with 46 CyberKnife systems, which included 34 units sold and 12 units purchased out of our shared ownership program. The decrease in fiscal 2009 is due primarily to the sale in fiscal 2008 of twelve CyberKnife systems that had been in our shared ownership program for an aggregate purchase price of $23.7 million offset partially by the increase from 34 to 38 units sold not related to our shared ownership program.

        Excluding revenue recognized for systems sold under our Platinum plan, we recognized non-Platinum service revenue of $41.9 million for the year ended June 30, 2009, which increased approximately $15.5 million from the year ended June 30, 2008, due to the continued growth in our installed base under service plans. As of June 30, 2009 and 2008, 123 and 77 of our customers, respectively, had purchased non-Platinum service plans.

        We recognized $60.1 million of revenue in fiscal 2009 from systems sold under our Platinum plan, $35.6 million for product revenue and $24.5 million for service revenue. We recognized $34.0 million of revenue in fiscal 2008 from systems sold under our Platinum plan, $21.5 million for product revenue and $12.5 million for service revenue. By the end of June 2009 we had satisfied all upgrade delivery obligations on 29 of the 30 units sold under our Platinum plan. Once all upgrade delivery obligations have been satisfied, revenue is recognized over the remaining term of the contract service term. We anticipate that revenue recognized from systems sold under our Platinum plan will decline to approximately $24 million in 2010 and $4 million in 2011.

        Shared ownership program revenue for the year ended June 30, 2009 decreased approximately $6.6 million from the year ended June 30, 2008, primarily due to the sale of 16 CyberKnife systems through the year ended June 30, 2009 that had been in our shared ownership program. We anticipate revenue from our shared ownership program will decrease in future periods due to the sale of the shared ownership systems through June 30, 2009.

        Revenue from upgrade services in Japan, classified as "Other revenue" in our consolidated statements of operations for the year ended June 30, 2009, decreased approximately $4.6 million from the year ended June 30, 2008 due to a decrease in upgrade services provided to our installed systems in Japan.

        Total net revenue for the year ended June 30, 2008 increased $69.9 million from the year ended June 30, 2007. During the year ended June 30, 2008, we installed 31 CyberKnife systems, including 27 units sold and four attributable to our shared ownership program. During the year ended June 30, 2007, 33 CyberKnife systems were installed, of which 31 units were sold and two units were attributable to our shared ownership program.

        Excluding revenue recognized under our Platinum plan during the year ended June 30, 2008, we recognized product revenue of $130.9 million associated with 46 CyberKnife systems, which included 34 units sold and twelve units sold that had been in our shared ownership program. During the year ended June 30, 2007, we recognized product revenue of $104.0 million associated with 32 CyberKnife systems, which included 31 units sold and one unit that had been in our shared ownership program. The increase in product revenue was primarily attributable to the sale of twelve CyberKnife systems that had been in our shared ownership program for an aggregate purchase price of $23.7 million during the year ended June 30, 2008. Also, during the year ended June 30, 2008, we satisfied all revenue recognition criteria for seven units previously sold to a distributor in China and recognized $13.1 million of product revenue related to these units.

        We recognized non-Platinum service revenue of $26.3 million for the year ended June 30, 2008 which increased approximately $11.8 million from the year ended June 30, 2007, primarily due to the continued growth in our installed base under service plans. As of June 30, 2008 and 2007, 77 and 45 of our customers, respectively, had purchased non-Platinum service plans.

        For system units attributable to our Platinum plan, we recognized revenue of $34.0 million of revenue recognized from 20 system units, of which $21.5 million was attributable to product revenue and $12.5 million was attributable to service revenue. During the year ended June 30, 2007, we recognized revenue of $8.6 million from 12 system units attributable to our Platinum plan, of which $6.3 million was attributable to product revenue and $2.3 million was attributable to service revenue.

        Shared ownership program revenue for the year ended June 30, 2008 remained relatively consistent from the year ended June 30, 2007.

        Revenue from upgrade services in Japan, classified as "Other revenue" in our consolidated statements of operations for the year ended June 30, 2008, increased approximately $5.8 million from the year ended June 30, 2007 due to an increase in upgrade services provided to our installed systems in Japan.

  Gross profit

	Years ended June 30,
	2009		2008		2007
	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)
Gross profit	$115,290	49.4%	$106,952	50.8%	$80,039	57.0%

Products	$90,353	56.7%	$85,191	55.9%	$66,957	60.7%
Shared ownership program	$2,876	78.8%	$7,745	75.5%	$7,453	73.9%
Services	$21,753	32.8%	$11,943	30.8%	$4,591	27.2%
Other	$308	7.1%	$2,073	23.2%	$1,038	32.6%

        Gross profit as a percentage of net revenue for the year ended June 30, 2009 decreased slightly from the year ended June 30, 2008. This decrease is attributable to increases in the mix of the proportion of services revenue as a percentage of total net revenues, which have higher costs of revenue as compared to product revenue and decrease in shared ownership revenues as a percentage of total net revenues, which have lower costs of revenue as compared to product revenue. The increase in service revenue margins was attributable mainly to an increase in platinum service margins due to high margins on five Platinum systems that were fully recognized during the year ended June 30, 2009, in accordance with the final upgrades being installed at these sites during the final period of the service contract term, compared to one site that was fully recognized during the year ended June 30, 2008.

Shared ownership program revenue as a percentage of net revenues for the year ended June 30, 2009 decreased primarily due to the sale of two CyberKnife systems that had been in our shared ownership program during the year ended June 30, 2009 compared to the sale of 12 CyberKnife systems that had been in our shared ownership program during the year ended June 30, 2008.

        Gross profit as a percentage of net revenue for the year ended June 30, 2008 decreased from the year ended June 30, 2007 due mainly to a decrease in margins for product revenues plus an increase in service revenues, which have high costs of revenue. The decrease in products revenue margins was attributable mainly to an increase in sales of CyberKnife systems that were previously in our shared ownership program and an increase in CyberKnife system shipments through our distributor channel during the year ended June 30, 2008, both of which typically have lower gross margins than conventional CyberKnife system sales. We recognized revenue associated with the sale of 12 and one CyberKnife systems that had been in our shared ownership program during the years ended June 30, 2008 and 2007, respectively. Also during the year ended June 30, 2008, we satisfied all revenue recognition criteria for seven systems previously sold to a distributor in China and recognized $13.1 million of non-recurring product revenue related to these systems. No such systems were sold during the year ended June 30, 2007.

  Selling and marketing expenses

	Years ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Sales and marketing	$45,493	$42,726	$37,889
% of net revenue	19.5%	20.3%	27.0%

        Selling and marketing expenses for the year ended June 30, 2009 increased $2.8 million from the year ended June 30, 2008. The increase was primarily attributable to an increase of $1.8 million in sales commissions due to an increase in sales and previously paid amounts that were expensed for employees terminated during the year ended June 30, 2009, an increase of $468,000 in expenses primarily related to contribution made to the CyberKnife Society, and an increase of $462,000 in severance related charges recorded under the Plan.

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

  Research and development expenses

	Years ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Research and development	$35,992	$32,880	$26,775
% of net revenue	15.4%	15.6%	19.1%

        Research and development expenses for the year ended June 30, 2009 increased $3.1 million from the year ended June 30, 2008. The increase was primarily attributable to an increase of $1.4 million in spending on clinical development studies primarily for lung and prostate, an increase of $1.4 million in costs related to additional quality assurance and technical publications activities, and an increase of $287,000 in severance related charges recorded under the Plan.

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

  General and administrative expenses

	Years ended June 30,
	2009	2008	2007
	(Dollars in thousands)
General and administrative	$36,223	$32,280	$23,915
% of net revenue	15.5%	15.3%	17.0%

        General and administrative expenses for the year ended June 30, 2009 increased $3.9 million from the year ended June 30, 2008. The increase was primarily attributable to an increase of $2.4 million in severance benefits due to employee separation costs and costs recorded under the Plan, an increase of $428,000 in outside consulting services related mainly to expenses recorded for Morphormics, Inc. ("Morphormics"), our variable interest entity which we are required to consolidate in our financial results subsequent to the acquisition in July 2008, an increase of $883,000 in legal fees and accounting, audit and tax fees mainly as a result of the investigation of the handling and accounting for certain inventory items conducted during the year ended June 30, 2009, and an increase of $444,000 in bad debt expense.

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

  Other income, net

	Years ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Other income, net	$3,082	$7,184	$3,530
% of net revenue	1.3%	3.4%	2.5%

        Other income, net for the year ended June 30, 2009 decreased $4.1 million from the year ended June 30, 2008 primarily due to a decrease of $3.8 million in interest income due to a decrease in both the average daily balances kept in interest bearing accounts and the interest rates earned on amounts kept in those accounts during the year ended June 30, 2009 compared to the year ended June 30, 2008 and net unrealized losses of $319,000 related to the change in fair value of our trading securities.

        Other income, net for the year ended June 30, 2008 increased $3.6 million from the year ended June 30, 2007. The increase was primarily due to higher average daily balances kept in interest bearing accounts, as a result of receiving proceeds from our initial public offering, or IPO, in February 2007, for 12 months during the year ended June 30, 2008 compared to only five months during the year ended June 30, 2007.

        Cumulative effect of change in accounting principle.    For the year ended June 30, 2007, we recorded the cumulative effect of a change in accounting principle of $838,000 related to our adoption effective July 1, 2006, of Statement of Financial Accounting Standards, or SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, ("SFAS 123R"), related to our accounting for stock-based compensation. We had previously accounted for our stock-based compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), which permitted us to either estimate forfeitures in determining our stock-based compensation expense or to adjust the expense at the time forfeitures occurred. SFAS 123R requires that we estimate forfeitures. Since we had previously adjusted our stock-based compensation expense at the time forfeitures occurred, we have included in our consolidated statement of operations for the year ended June 30, 2007 the cumulative effect of a change in accounting principle for the adjustment to reflect forfeitures related to compensation expense recorded in prior periods.

  Provision for income taxes

	Years ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Provision for income taxes	$55	$867	$1,444
% of net revenue	0.02%	0.4%	1.0%

        The provision for income taxes for the year ended June 30, 2009 decreased $812,000 from the year ended June 30, 2008. In fiscal 2009, we recorded a decrease in foreign taxes of $142,000 as compared to the prior year as the result of changes in our jurisdictional mix of income. We also recorded a decrease in federal and state taxes of $670,000 as compared to the prior year due to the carryback of a current year net operating loss to the prior year.

        The provision for income taxes for the year ended June 30, 2008, decreased $577,000 from the year ended June 30, 2007. In fiscal 2008, we recorded a decrease in foreign taxes of $58,000 as compared to the prior year as the result of the recognition of tax benefits associated with the utilization of foreign net operating losses. We also recorded a decrease in federal and state alternative minimum taxes, or AMT, of $519,000 primarily due to a decrease in taxable income resulting from an increase in stock option deductions available under SFAS 123R in the current year.

        As of June 30, 2009, we had federal and state net operating loss carryforwards of $49.4 million and $32.4 million, respectively. These federal and state net operating loss carryforwards are available to offset against future taxable income, if any, in varying amounts and will begin to expire beginning in 2019 and 2015 for federal and state purposes, respectively. Such net operating loss carryforwards include tax benefits from employee option exercises in excess of the stock-based compensation expense that has been recognized for those awards in accordance with SFAS 123R. We will record approximately $7.3 million as a credit to additional paid in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards of approximately $3.3 million and $4.1 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2019, while the state tax credits have no expiration date. In addition, among other matters, realization of the entire deferred tax asset is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Due to the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a valuation allowance against our domestic net deferred tax assets.

        At June 30, 2009, there was no provision for U.S. income tax for undistributed earnings as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

        We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ("FIN 48"), on July 1, 2007. See Note 9 to the Consolidated Financial Statements for a detail description.

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

        SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the years ended June 30, 2009, 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest. For the years ended June 30, 2009, 2008 and 2007, we recorded $15.5 million, $16.9 million and $12.6 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan, or ESPP, options and restricted stock units granted to employees. During the years ended June 30, 2009, we recognized $929,000 of stock-based compensation expense related to accelerated vesting of stock options and RSUs in conjunction with non-recurring employee separation costs, included in the total compensation amounts above. No such expenses were recognized during the years ended June 30, 2008 and 2007.

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

        As of June 30, 2009, there was approximately $30.9 million, net of estimated forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP options and restricted stock units which we expect to be recognized over a weighted average period of 2.00 years.

        During the years ended June 30, 2009, 2008, and 2007, we recognized $0, $114,000, and $171,000, respectively, of stock-based compensation expense for stock options granted to non-employees. For certain stock option grants, we made modifications to the option terms. These modifications included extensions of the vesting period and acceleration of vesting.

Liquidity and Capital Resources

        At June 30, 2009, we had $36.8 million in cash and cash equivalents. During the year ended June 30, 2009, cash and cash equivalents decreased by $101,000. This decrease was primarily attributable to cash used in operating activities of $8.0 million, and was partially offset by cash provided by investing activities of $1.9 million and cash provided by financing activities of $5.8 million. In November 2008, we obtained a line of credit with UBS. The line of credit is due on demand and allows for borrowings of up to 75% of par value of ARS. No borrowings were outstanding as of June 30, 2009. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

Years ended June 30, 2009, 2008, and 2007

        Cash Flows From Operating Activities.    Net cash used in operating activities was $8.0 million for the year ended June 30, 2009. Our net income of $609,000 during fiscal year 2009 was offset by an increase in accounts receivable of $2.8 million, a decrease in deferred revenue, net of deferred cost of revenue, of $16.5 million, and an increase in inventories of $9.7 million. The increase in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan offset partially by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. The increase in inventories was due primarily to an increase in our business volume and the increase in our worldwide installed base and associated service inventory requirements. Positive cash flow from working capital changes include an increase in accrued liabilities of $4.9 million of which $1.3 million was related to the inventory investigation in the first quarter and the balance was due to the timing differences between the receipt of goods and service and vendor payments. Non-cash charges included $15.5 million of stock-based compensation, $2.7 million of charges for write-downs of inventory and $6.7 million of depreciation and amortization expense.

        Net cash used in operating activities was $18.0 million for the year ended June 30, 2008. Our net income of $5.4 million during fiscal year 2008 was offset by an increase in accounts receivable of $23.9 million, a decrease in deferred revenue, net of deferred cost of revenue, of $13.8 million, and an increase in inventories of $10.4 million. The increase in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, the continued satisfaction of specified obligations to begin revenue recognition for units covered by our Platinum plans and the recognition of revenue and cost of revenue for units previously shipped to a distributor in China. The increase in inventories was due primarily to an increase in our business volume. Non-cash charges included $16.9 million of stock- based compensation and $7.7 million of depreciation and amortization expense.

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

Other significant working capital changes that contributed to positive cash flows provided by operations in fiscal 2007 included an increase in accounts payables of $9.5 million, an increase in accrued liabilities of $3.1 million and an increase in deferred revenue, net of deferred cost of revenue of $1.9 million. The increase in accounts payable was due to increases in the volume of our business and the increase in accrued liabilities was due to increases in compensation related accruals due to increased headcount. The increase in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, and the continued satisfaction of specified obligations to begin revenue recognition for units covered by our Platinum service plans. Offsets to positive cashflow included an increase in inventories of $8.8 million, an increase in prepaid expenses and other current assets of $5.1 million, and a decrease in customer advances of $1.5 million due to an increase in the number of systems shipped.

        Cash Flows From Investing Activities.    Net cash provided by investing activities was $1.9 million for the year ended June 30, 2009 and was attributable to a decrease in restricted cash of $4.3 million and net marketable security activities of $1.8 million, which consisted of $157.7 million of sales and maturities of marketable securities offset by $155.9 million in purchases. We also used $4.2 million of cash for purchases of property and equipment. The decrease in restricted cash is due to the release of amounts related to contracts with customers requiring that deposited cash amounts be secured via letter of credit until delivery of the CyberKnife unit occurs.

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

        Cash Flows From Financing Activities.    Net cash provided by financing activities was $5.8 million for the year ended June 30, 2009 and was primarily attributable to proceeds from the exercise of common stock options and the purchase of common stock under our ESPP.

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

Contractual Obligations and Commitments

        The following table is a summary of our non-cancelable contractual cash obligations, net of sublease income as of June 30, 2009:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating leases	$7,507	$4,012	$2,964	$531	$—
Sublease income	$(167)	$(167)	$—	$—	$—

Total	$7,340	$3,845	$2,964	$531	$—

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

Revenue Recognition

        We earn revenue from the sale of our products, our shared ownership program, and the provision of related services, which can include installation services, post-contract customer support, or PCS, training and consulting. Our products and upgrades to those products include software that is essential to the functionality of the products and accordingly, we account for the sale of our products pursuant to Statement of Position No. 97-2, Software Revenue Recognition, or SOP 97-2, as amended. We record our revenues net of any value added or sales tax. From time to time, we introduce customers to third party financing organizations. No amounts received from these third party financing organizations are at risk.

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

        For arrangements with multiple elements, we allocate arrangement consideration to services and PCS based upon VSOE of fair value of the respective elements. VSOE of fair value for the services element is based upon our standard rates charged for the products or services when such products or services are sold separately or based upon the price established by management having the relevant authority when that service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, we account for the delivered elements, principally the CyberKnife system, based upon the "residual method" as prescribed by SOP No. 98-9, Modification of SOP No. 97-2 with Respect to Certain Transactions, or SOP 98-9. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, or (2) establishment of VSOE of fair value for all undelivered elements.

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

Distributor Sales

        Sales to third party distributors are evidenced by distribution agreements governing the relationships together with binding purchase orders or signed quotations on a transaction-by-transaction basis. We record revenues from sales of CyberKnife systems to distributors based on a sell-through method where revenue is only recognized upon shipment of the product to the end user customer or we are provided evidence of proof of sell-through to the end user, and once all revenue recognition criteria are met including completion of all our obligations under the terms of the purchase order. For sales of upgrades and accessories to distributors, revenue is recognized on either a sell-through or sell-in basis, depending upon the terms of the purchase order and once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exists, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

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

        The CyberKnife systems associated with our shared ownership program are recorded within property and equipment and are depreciated over their estimated useful life of seven years.

Depreciation and warranty expense attributable to the CyberKnife shared ownership systems are recorded within cost of our shared ownership program.

Long-Term Manufacturing Contracts

        We also recognize revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. During the years ended June 30, 2009, 2008, and 2007, contract revenue of $2.4 million, $1.0 million, and $0, respectively, was recorded with related costs of $2.4 million, $943,000, and $0, respectively. We recognize any loss provisions from the total contract in the period such loss is identified. During the year ended June 30, 2009, increases in projected costs to complete were sufficient to create a loss position for certain projects. As such, an estimated loss provision of $97,000 was recognized during the year ended June 30, 2009. No loss provision was recognized during the years ended June 30, 2008 or 2007. As of June 30, 2009 and 2008, costs of $0 and $1.0 million, respectively, were recorded in deferred cost of revenue related to long-term manufacturing contracts.

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

        Under SFAS 123R, we estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term of options is based upon the vesting term (i.e., 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate. During the years ended June 30, 2009, 2008 and 2007, the estimated fair values of the stock options granted were calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $4.67 and $28.47 per share. Following our IPO, the fair value of our common stock is determined by its closing market price as published by the Nasdaq Global Market. During the years ended June 30, 2009, 2008 and 2007, we recognized $10.3 million, $12.2 million and $10.5 million, respectively, of stock-based compensation expense for stock options granted to employees. The weighted-average assumptions used to value options granted during the years ended June 30, 2009, 2008 and 2007 were as follows:

	Year ended June 30,
	2009	2008	2007
Risk-free interest rate	2.58%	3.65%	4.89%
Dividend yield	—	—	—
Expected life	6.25	6.25	6.25
Expected volatility	64.3%	60.3%	74.8%

        Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. The estimated fair value of the stock options granted is calculated using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock and weighted-average assumptions during the year of grant. We recognized $0, $114,000, and $171,000 during the years ended June 30, 2009, 2008, and 2007, respectively, of stock-based compensation expense for stock options granted to non-employees.

        In January 2007, in connection with our IPO, the Board of Directors approved the 2007 Incentive Award Plan, or 2007 Plan, and the ESPP. The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123R.

        Under the ESPP, qualified employees are entitled to purchase common stock at 85% of the fair market value on specified dates. During the years ended June 30, 2009, 2008 and 2007 the estimated fair value of ESPP shares was calculated at the date of grant using the Black-Scholes option pricing model, using fair values of common stock between $4.06 per share and $18.00 per share. Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term is based upon the offering period of the ESPP. The risk-free rate for the expected term of the ESPP option is based on the U.S. Treasury Constant Maturity rate. For the years ended June 30, 2009, 2008 and 2007, we recognized $998,000, $1.0 million and $441,000 of compensation expense related to our ESPP, respectively. The following weighted-average assumptions were used during the years ended June 30, 2009, 2008 and 2007:

	Year ended June 30,
	2009	2008	2007
Risk-free interest rate	0.42%	3.07%	5.16%
Dividend yield	—	—	—
Expected life	0.50	0.50	0.75
Expected volatility	84.2%	59.8%	49.9%

        In connection with the 2007 Plan, we issued restricted stock units, or RSUs, and recognized $4.1 million, $4.0 million and $1.5 million of stock-based compensation expense, net of forfeitures for restricted stock units granted during the years ended June 30, 2009, 2008 and 2007, at a weighted-average grant date fair value of $6.49, $14.55 and $28.17, respectively.

        Excess tax benefits from tax deductions for exercised options and disqualifying dispositions, in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in-capital. Realized excess tax benefits for the years ended June 30, 2009, 2008 and 2007 were $0, $419,000 and $0, respectively.

        At June 30, 2009 and 2008, $456,000 and $489,000 of capitalized stock-based compensation costs were included as components of inventory and deferred cost of revenue.

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management. We determine inventory and product costs, which include allocated production overheads, through use of standard costs.

Investments

        We account for certain assets in accordance with SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. In November 2008, we entered into an agreement ("Rights Agreement") with UBS, which provides us with ARS Rights ("Rights") to sell our ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option initially recorded at fair value. Under the Rights Agreement, UBS may, at its discretion, purchase or sell the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. We agreed to release UBS from certain potential claims related to its marketing and sale of ARS. Additionally, UBS offered us a "no net cost" loan up to the par value of the ARS as determined by UBS until June 30, 2010 and we agreed to release UBS from certain potential claims related to the collateralized ARS in certain specified circumstances. During the three months ended December 31, 2008, we elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value led to a $3.3 million gain included in "Other income, net" for the put option asset, which is recorded in long-term trading securities.

        Due to our entering into this Rights Agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term trading securities on the condensed consolidated balance sheet as of June 30, 2009. Due to the change in classification to trading securities at the time of entering into the Rights Agreement, we transferred the previously accumulated unrealized loss of $3.8 million from "Accumulated other comprehensive income (loss)" to "Other income, net" and recorded additional unrealized gains of $2.1 million relating to the change in fair value of the trading securities from November 2008 through June 30, 2009. At June 30, 2009, the total fair value of the ARS was $20.7 million, net of $1.7 million of unrealized losses.

        Additionally, we recorded unrealized gains of $3.3 million related to the fair value of the put option at the time we entered into the Rights Agreement and recorded additional unrealized losses relating to the change in fair value of the put option from November 2008 through June 30, 2009 of $2.0 million, for a total fair value of the put option of $1.3 million as of June 30, 2009. During the year ended June 30, 2009, the $1.7 million unrealized loss in fair value of the ARS and the $2.0 million of unrealized loss on the put option, partially offset by the $3.3 million gain recognized on the put option, resulted in a net $319,000 decrease to "Other income, net".

        We account for investments in accordance with SFAS 157, Fair Value Measurements ("SFAS 157"). In February 2008, the FASB issued FSP FAS 157—2, Effective Date of FASB Statement 157 ("FSP FAS 157-2"), which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

          Level 1— Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

          Level 2— Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

    •
    Quoted prices for similar assets or liabilities in active markets;

    •
    Quoted prices for identical or similar assets in non-active markets;

    •
    Inputs other than quoted prices that are observable for the asset or liability; and

    •
    Inputs that are derived principally from or corroborated by other observable market data.

          Level 3— Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

        The adoption of SFAS 157 did not have a material impact on our results of operations and financial condition.

Provision for Income Taxes

        Estimates and significant management judgment are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences and carryforwards. Due to uncertainties related to our ability to realize our deferred tax assets, we record a valuation allowance equal to the amount of our net domestic deferred tax assets. If we subsequently determine that it is more likely than not we will be able to realize a portion or the full amount of deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance as a credit to earnings in the period such determination is made.

Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS No. 166 in fiscal 2011 and are evaluating the impact it will have to our consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009 and applied prospectively. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

        Also in April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2"). FSP FAS 115-2 requires entities to initially apply the provisions of the standard to previously other than temporarily impaired debt securities (debt securities that the Company does not intend to sell and that the Company is not more likely than not required to sell before recovery), existing as of the date of initial adoption, by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 115-2 did not have a material impact on our consolidated financial statements.

        Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments ("FSP FAS 107-1"). FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments ("FAS 107"), to interim periods. It also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 107-1 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development ("IPR&D") to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R was effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, SFAS 141R may have a material impact on our consolidated financial position and/or results of operations.

        The FASB also issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies ("FSP FAS 141(R)-1") in April 2009. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5, to determine whether the contingency should be recognized as of the acquisition date or after it. This FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, SFAS 141(R)-1 may have a material impact on our consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-4 and Financial Interpretations ("FIN") 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest is in Variable Interest Entities ("FSP FAS 140-4"). This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on our consolidated financial statements.

        In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP FAS 157-3"). FSP FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance and did not have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business

Combinations ("SFAS 141R"), and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We determined that the adoption of SFAS 160 will not have a material impact on our consolidated financial statements.

Item 7A.    QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

        For the year ended June 30, 2009, all of our executed sales contracts were denominated in U.S. dollars, with the exception of three sales contracts: one denominated in Euros, one in British Pounds and one in Swiss Francs. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States it is likely we will sell in the local currency, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these or contracts we enter into that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

Interest Rate Risk

        At June 30, 2009, we had $36.8 million of cash and cash equivalents and $121.9 million invested in other financial instruments. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and investment balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, and except as described below, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before scheduled maturity. If overall interest rates had risen by 100 basis points, the fair value of our net investment position at June 30, 2009 would have decreased by approximately $803,000, assuming consistent levels.

Credit Risk

        The $22.4 million of ARS we held as of June 30, 2009 failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. As of June 30, 2009, we have written down our ARS from their par value of $22.4 million to the estimated fair value of approximately $20.7 million. The $1.7 million decline in market value was recorded to other expense during the year ended June 30, 2009 in conjunction with our decision to reclassify the ARS from the available-for-sale category to the trading category. In addition, we entered into a settlement agreement with UBS whereby we have the option to sell the ARS at par value to UBS between June 30, 2010 and July 1, 2012. As part of the settlement with UBS, we have entered into a "no net cost" secured line of credit agreement with UBS. The secured line of credit allows borrowings as determined by UBS. The available borrowings afford us additional cash liquidity until we exercise our option to sell at par value, expected to be on or about June 30, 2010. As of June 30, 2009, no borrowings are outstanding on this line of credit. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Accuray Incorporated

        We have audited the accompanying consolidated balance sheets of Accuray Incorporated and subsidiaries (collectively, "the Company") as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended June 30, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuray Incorporated and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accuray Incorporated's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP San Francisco, California September 8, 2009

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$36,835	$36,936
Restricted cash	527	4,830
Short-term available-for-sale securities	64,634	85,536
Accounts receivable, net of allowance for doubtful accounts of $484 and $27 at June 30, 2009
and 2008, respectively	36,427	33,918
Inventories	28,909	23,047
Prepaid expenses and other current assets	6,186	6,431
Deferred cost of revenue—current	18,984	31,667

Total current assets	192,502	222,365

Long-term available-for-sale securities	35,245	37,014
Long-term trading securities	22,007	—
Deferred cost of revenue—noncurrent	2,933	11,724
Property and equipment, net	15,066	17,140
Goodwill	4,495	4,495
Intangible assets, net	668	926
Other assets	1,470	1,340

Total assets	$274,386	$295,004

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,941	$12,962
Accrued compensation	10,119	7,504
Other accrued liabilities	6,069	4,369
Customer advances—current	13,185	22,331
Deferred revenue—current	68,105	87,455

Total current liabilities	112,419	134,621

Long-term other liabilities	288	—
Customer advances—noncurrent	—	2,900
Deferred revenue—noncurrent	7,777	26,720

Total liabilities	120,484	164,241

Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 58,783,547 and 56,719,864 shares at June 30, 2009 and 2008, respectively; outstanding: 56,643,529 and 54,579,846 shares at June 30, 2009 and 2008, respectively	57	55
Additional paid-in capital	273,946	252,901
Accumulated other comprehensive income (loss)	416	(1,067)
Accumulated deficit	(120,517)	(121,126)

Total stockholders' equity	153,902	130,763

Total liabilities and stockholders' equity	$274,386	$295,004

Assets and liabilities include related party transaction amounts as follows:
Accounts receivable	$9	$—
Deferred cost of revenue—current	$—	$11
Deferred revenue—current	$209	$231

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended June 30,
	2009	2008	2007
Net revenue:
Products	$159,257	$152,374	$110,320
Shared ownership programs	3,651	10,262	10,090
Services	66,344	38,808	16,860
Other	4,346	8,937	3,182

Total net revenue	233,598	210,381	140,452
Cost of revenue:
Cost of products	68,904	67,183	43,363
Cost of shared ownership programs	775	2,517	2,637
Cost of services	44,591	26,865	12,269
Cost of other	4,038	6,864	2,144

Total cost of revenue	118,308	103,429	60,413

Gross profit	115,290	106,952	80,039
Operating expenses:
Selling and marketing	45,493	42,726	37,889
Research and development	35,992	32,880	26,775
General and administrative	36,223	32,280	23,915

Total operating expenses	117,708	107,886	88,579

Loss from operations	(2,418)	(934)	(8,540)
Other income, net	3,082	7,184	3,530

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	664	6,250	(5,010)
Provision for income taxes	55	867	1,444

Income (loss) before cumulative effect of change in accounting principle	609	5,383	(6,454)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	838

Net income (loss)	$609	$5,383	$(5,616)

Net income (loss) per share:
Basic
Income (loss) before cumulative effect of change in accounting principle	$0.01	$0.10	$(0.21)
Cumulative effect of change in accounting principle	—	—	0.03

Basic net income (loss) per share	$0.01	$0.10	$(0.18)

Diluted
Income (loss) before cumulative effect of change in accounting principle	$0.01	$0.09	$(0.21)
Cumulative effect of change in accounting principle	—	—	0.03

Diluted net income (loss) per share	$0.01	$0.09	$(0.18)

Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	55,413	54,531	30,764
Diluted	58,729	60,434	30,764
Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:
Cost of revenue	$2,285	$1,858	$1,205
Selling and marketing	$3,441	$4,197	$3,958
Research and development	$3,190	$3,059	$2,448
General and administrative	$6,545	$7,785	$5,016
Revenue and cost of revenue include related party transaction amounts as follows:
Net revenue:
Products	$618	$—	$3,694
Services	$968	$1,182	$2,597
Other	$—	$787	$2,795
Cost of revenue:
Cost of products	$31	$59	$1,098
Cost of services	$608	$22	$1,029
Cost of other	$—	$528	$2,144

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated
Consolidated Statement of Stockholders' Equity (Deficiency)
(in thousands, except share Amounts)

	Common Stock			Notes Receivable from Stockholder		Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficiency)
			Additional Paid-In Capital		Deferred Stock-Based Compensation		Accumulated Deficit
	Shares	Amount
Balances at June 30, 2006	16,243,150	$13,276	$43,988	$(206)	$(17,272)	$—	$(120,641)	$(80,855)
Conversion of redeemable preferred stock to common stock	25,186,285	25	27,479	—	—	—	—	27,504
Conversion of common stock warrants	495,833	—	—	—	—	—	—	—
Proceeds from initial public offering, net of expenses	10,399,997	10	170,555	—	—	—	—	170,565
Reclassification of par value for Delaware reincorporation		(13,260)	13,260	—	—	—	—	—
Exercise of stock options, net	1,538,004	2	1,739	—	—	—	—	1,741
Stock repurchased for settlement of notes receivable	(64,626)	—	(454)	206	—	—	—	(248)
Reversal of deferred stock-based compensation upon adoption of SFAS 123R	—	—	(17,272)	—	17,272	—	—	—
Stock-based compensation	—	—	12,456	—	—	—	—	12,456
Compensation expense related to options issued to non-employees	—	—	171	—	—	—	—	171
Income tax benefits from employee stock plans	—	—	553	—	—	—	—	553
Cumulative effect of change in accounting principle	—	—	(838)	—	—	—	—	(838)
Comprehensive loss:
Net loss	—	—	—	—		—	(5,616)	(5,616)
Cumulative translation adjustment	—	—	—	—	—	10	—	10

Total comprehensive loss								(5,606)

Balances at June 30, 2007	53,798,643	53	251,637	—	—	10	(126,257)	125,443
Exercise of stock options, net	2,564,269	3	4,352	—	—	—	—	4,355
Issuance of common stock under employee stock purchase plan	265,349	1	2,957	—	—	—	—	2,958
Issuance of restricted stock	91,603	—	—	—	—	—	—	—
Stock-based compensation	—	—	17,274	—	—	—	—	17,274
Stock repurchased for cash	(2,140,018)	(2)	(23,979)	—	—	—	—	(23,981)
Compensation expense related to options issued to non-employees	—	—	114	—	—	—	—	114
Income tax benefits from employee stock plans	—	—	546	—	—	—	—	546
Adjustments to initially apply FIN 48	—	—	—	—	—	—	(252)	(252)
Comprehensive income:
Net income	—	—	—	—	—	—	5,383	5,383
Cumulative translation adjustment	—	—	—	—	—	(49)	—	(49)
Unrealized loss on investments, net	—	—	—	—	—	(1,028)	—	(1,028)

Total comprehensive income								4,306

Balances at June 30, 2008	54,579,846	55	252,901	—	—	(1,067)	(121,126)	130,763
Exercise of stock options, net	1,450,120	2	4,106	—	—	—	—	4,108
Issuance of common stock under employee stock purchase plan	437,005	—	1,667	—	—	—	—	1,667
Issuance of restricted stock	176,558	—		—	—	—	—	—
Stock-based compensation	—	—	15,403	—	—	—	—	15,403
Income tax charge from employee stock plans	—	—	(131)	—	—	—	—	(131)
Comprehensive income:
Net income	—	—	—	—	—	—	609	609
Cumulative translation adjustment	—	—	—	—	—	(14)	—	(14)
Unrealized gain on investments, net	—	—	—	—	—	1,497	—	1,497

Total comprehensive income								2,092

Balances at June 30, 2009	56,643,529	$57	$273,946	$—	$—	$416	$(120,517)	$153,902

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years ended June 30,
	2009	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$609	$5,383	$(5,616)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,651	7,688	6,246
Stock-based compensation	15,461	16,899	12,627
Tax benefit (charge) from stock-based compensation	(131)	546	—
Excess tax benefit from stock-based compensation	—	(419)	—
Realized gain on investments	(30)	(9)	—
Unrealized loss on long-term trading securities, net of gain on put option	393	—	—
Provision for bad debts	496	30	2
Loss on write-down of inventories	2,730	760	805
Loss on disposal of property and equipment	342	188	249
Cumulative effect of change in accounting principle	—	—	(838)
Changes in assets and liabilities:
Accounts receivable	(2,817)	(23,920)	(936)
Inventories	(9,679)	(10,427)	(8,770)
Prepaid expenses and other current assets	26	1,233	(5,061)
Deferred cost of revenue	22,010	26,208	(5,389)
Other assets	(113)	45	(146)
Accounts payable	1,833	(1,180)	9,525
Accrued liabilities	4,921	(5,309)	3,125
Customer advances	(12,216)	4,283	(1,495)
Deferred revenue	(38,532)	(39,988)	7,269

Net cash provided by (used in) operating activities	(8,046)	(17,989)	11,597
Cash Flows From Investing Activities
Purchases of property and equipment	(4,232)	(5,030)	(7,230)
Restricted cash	4,303	(4,830)	1
Purchase of investments	(155,934)	(177,651)	(283)
Sale and maturity of investments	157,732	54,089	—

Net cash provided by (used in) investing activities	1,869	(133,422)	(7,512)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	4,108	4,355	1,741
Proceeds from employee stock purchase plan	1,667	2,958	—
Stock repurchases	—	(23,981)	—
Proceeds from intial public offering, net of issuance costs	—	—	170,565
Excess tax benefit from stock-based compensation	—	419	553

Net cash provided by (used in) financing activities	5,775	(16,249)	172,859
Effect of exchange rate changes on cash	301	(234)	30

Net increase (decrease) in cash and cash equivalents	(101)	(167,894)	176,974
Cash and cash equivalents at beginning of period	36,936	204,830	27,856

Cash and cash equivalents at end of period	36,835	$36,936	$204,830

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$223	$—
Income taxes paid	$194	$1,264	$138
Non-cash Investing and Financing Activities
Stock repurchased for settlement of notes receivable	$—	$—	$206
Cash flows include related party transaction amounts as follows:
Accounts receivable	$(9)	$—	$(1)
Deferred cost of revenue	$11	$7,082	$3,080
Customer advances	$—	$(5,251)	$(990)
Deferred revenue	$(22)	$(14,875)	$(6,723)

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements

1. Description of Business

Organization

        Accuray Incorporated (the "Company") was incorporated in California in December 1990 and commenced operations in January 1992. The Company was reincorporated in Delaware in February 2007 prior to the completion of its initial public offering ("IPO"). The Company designs, develops and sells the CyberKnife system, an image-guided robotic radiosurgery system used for the treatment of solid tumors anywhere in the body.

        The Company has formed eleven wholly-owned subsidiaries: Accuray International SARL, located in Geneva, Switzerland, Accuray Europe SAS, located in Paris, France, Accuray UK Ltd, located in London, United Kingdom, Accuray Asia Limited, located in Hong Kong, SAR, Accuray Japan KK, located in Tokyo, Japan, Accuray Spain, S.L.U., located in Madrid, Spain, Accuray Medical Equipment (India) Private Ltd., located in New Delhi, India, Accuray Medical Equipment (SEA) Private Limited, located in Singapore, Accuray Medical Equipment (Rus) LLC, located in Moscow, Russia, Accuray Medical Equipment GmbH, located in Munich, Germany and Accuray Tibbi Cihazlar Ve Malzemeler Ithalat Ihracat Anonim Sirketi, located in Istanbul, Turkey. The purpose of these subsidiaries is to market the Company's products in the various countries in which they are located.

Initial Public Offering

        In February 2007, the Company completed its initial public offering ("IPO") of common stock in which a total of 18,399,998 shares were sold and issued, including 8,000,000 shares sold by selling to stockholders, at an issue price of $18.00 per share. The Company raised a total of $187.2 million in gross proceeds from the IPO, or approximately $170.6 million in net proceeds after deducting underwriting discounts and commissions of $13.1 million and other offering costs of approximately $3.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding and warrants outstanding automatically converted into 25,186,285 and 495,833 shares of common stock, respectively.

2. Summary of Significant Accounting Policies

Fiscal Year

        On October 1, 2006, the Company prospectively changed its fiscal calendar to a 52- or 53- week period. The Company's fiscal year ends on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2009, 2008, and 2007 are each comprised of 52 weeks. For ease of presentation purposes, the consolidated financial statements and notes refer to June 30 as the Company's fiscal year end.

        On June 23, 2009, the Company changed its fiscal year end from the Saturday closest to June 30, to June 30. Beginning in the first quarter of fiscal 2010, the Company's fiscal quarters will end on the calendar quarter ends as follows: September 30, December 31, March 31.

Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the Company's variable interest entity, Morphormics, Inc. ("Morphormics"). The Company is considered the primary beneficiary of Morphormics as defined in Financial Accounting

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Standards Board ("FASB") Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities ("FIN 46R"). All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to stock-based compensation, valuation allowances for deferred tax assets, estimate of allowance for doubtful accounts, valuation of excess and obsolete inventories, impairment of long-lived assets and goodwill, deferred revenue and deferred cost of revenue. Actual results could differ materially from those estimates.

Foreign Currency

        The Company's international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are excluded from the determination of net income (loss) and are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity (deficiency). Net foreign currency exchange transaction gains or losses are included as a component of other income, net, in our Consolidated Statements of Operations.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in highly liquid investment accounts and money market accounts and amounted to $19.5 million and $30.7 million at June 30, 2009 and 2008, respectively. Cash and cash equivalent balances denominated in a foreign currency amounted to $3.4 million and $1.0 million at June 30, 2009 and 2008, respectively.

Restricted Cash

        Restricted cash includes amounts deposited as collateral per the terms of contracts with customers requiring that deposited cash amounts be secured via letters of credit until delivery of the CyberKnife unit occurs. Restricted cash amounts were $527,000 and $4.8 million at June 30, 2009 and 2008, respectively.

Marketable Securities

        The Company's short-term available-for-sale securities on the consolidated balance sheets include fixed-income securities, commercial paper, term notes and marketable debt securities. All marketable securities designated as available-for-sale are reported at estimated fair value, with unrealized gains and losses recorded in stockholders' equity and included in accumulated other comprehensive income (loss). Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income, net. The cost of available-for-sale marketable securities sold is based on the specific

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

identification method. Available-for-sale marketable securities with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term available-for-sale marketable securities. Long-term available-for-sale marketable securities include U.S. corporate debt securities with remaining maturities of greater than one year.

        The Company's long-term trading securities on the condensed consolidated balance sheets consist of (i) auction-rate securities ("ARS") that are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education and (ii) a put option held in respect to these ARS (see Note 3). Changes in the fair value of the Company's trading securities are reported in other income, net.

        Interest, dividends, amortization and accretion of purchase premiums and discounts on all of the Company's marketable securities are included in other income, net.

Other-than-Temporary Impairment Assessment

        The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The review includes but is not limited to (i) the consideration of the cause of the impairment, (ii) the creditworthiness of the security issuers, (iii) the length of time a security is in an unrealized loss position, and (iv) the Company's ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Fair Value of Financial Instruments

        The carrying values of the Company's financial instruments including cash and cash equivalents, marketable securities, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments.

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

        There were no customers that represented more than 10% of revenue for the years ended June 30, 2009, 2008 and 2007. The following summarizes the accounts receivable from customers in excess of 10% of total accounts receivable:

	As of June 30,
	2009	2008
Customer A	—	10%
Customer B	—	11%
Customer C	10%	—
Customer D	—	23%
Customer E	11%	—

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Accounts receivable are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management's expectations. The Company's allowance for doubtful accounts was $484,000 and $27,000 at June 30, 2009 and 2008, respectively.

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

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management. The Company determines inventory and product costs, which include allocated production overheads, through use of standard costs.

Revenue Recognition

        The Company earns revenue from the sale of products, the operation of its shared ownership program, and the provision of related services, which include installation services, post-contract customer support ("PCS"), training and consulting. The Company's products and upgrades to those products include software that is essential to the functionality of the products and accordingly, the Company accounts for sales of its products pursuant to Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"), as amended, in determining the timing of revenue recognition. The Company records its revenues net of any value added or sales tax. From time to time, the Company introduces customers to third party financing organizations. No amounts received from these third party financing organizations are at risk.

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

CyberKnife sales with legacy service plans

        For sales of CyberKnife systems with PCS arrangements that include specified or committed upgrades for which the Company has not established VSOE of fair value, all revenue is deferred. Once all such upgrade obligations have been delivered, all accumulated and deferred revenue is recognized ratably over the remaining life of the PCS arrangement.

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

Distributor sales

        Sales to third party distributors are evidenced by a distribution agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. The Company records revenues from sales of CyberKnife systems to distributors based on a sell-through method where revenue is only recognized upon sell-through of the product to the end user customer and once all other revenue recognition criteria are met including completion of all obligations under the terms of the purchase order. For sales of upgrades and accessories to distributors, revenue is recognized on either a sell-through or sell-in basis, depending upon the terms of the purchase order and once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exist, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Future minimum revenues under the shared ownership arrangements as of June 30, 2009 are as follows (in thousands):

2010	240
2011	240
2012	240
2013	180

Total	$900

        Total usage-based fee revenues, included in shared ownership program revenue, earned from the CyberKnife systems operated under the shared ownership program amounted to $3.2 million, $8.1 million, and $7.5 million for the years ended June 30, 2009, 2008, and 2007, respectively.

        Under the terms of the shared ownership program, the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company's revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement. At June 30, 2009, the Company had two systems installed under its shared ownership program. During the years ended June 30, 2009, 2008 and 2007, $3.2 million, $23.7 million and $3.0 million, respectively, of revenue was recognized in the consolidated statements of operations for the sale of two, twelve and one CyberKnife systems, respectively, that were formerly under the shared ownership program. At June 30, 2009 and 2008, $747,000 and $2.3 million, respectively, of amounts for extended warranty and training services related to these sold shared ownership units remained recorded as deferred revenue, and will be recognized over the life of the extended warranty service period and as training service obligations are fulfilled.

        The CyberKnife systems associated with the Company's shared ownership program are recorded within property and equipment. Effective April 1, 2009, the estimated useful life of the Company's placement units was reduced from ten to seven years. In accordance with Statement of Financial Accounting Standards 154, Accounting for Changes and Error Corrections ("SFAS 154"), the Company accounted for this change in useful life as a change in accounting estimate, and as a result, the Company recorded an additional $27,000 of depreciation expense for three applicable CyberKnife units during the fourth quarter of fiscal 2009. Depreciation and warranty expenses attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership program.

Long-term manufacturing contracts

        The Company recognizes revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, ("SOP 81-1"). During the years ended June 30, 2009, 2008, and 2007, contract revenue of $2.4 million, $1.0 million, and $0, respectively, was recorded with related costs of $2.4 million, $943,000, and $0, respectively. The Company recognizes any loss provisions from the total contract in the period such loss is identified. During the year ended June 30, 2009, increases in projected costs to complete were sufficient to create a loss position for certain projects. As such, an estimated loss provision of $97,000 was recognized during the year ended June 30, 2009. No loss provision was recognized during the years

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

ended June 30, 2008 or 2007. As of June 30, 2009 and 2008, costs of $0 and $1.0 million, respectively, were recorded in deferred cost of revenue related to long-term manufacturing contracts.

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

Property and Equipment

        Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated on a straight-line basis over the remaining term of the lease or the estimated useful life of the asset, whichever is shorter. Machinery and equipment are depreciated over five years. Furniture and fixtures are depreciated over four years. Computer and office equipment are depreciated over three years. CyberKnife systems covered by the shared ownership program are depreciated over their estimated useful life of seven years. Repairs and maintenance costs, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is recognized.

Impairment of Long-Lived Assets

        In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, ("SFAS 144") the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the amount by which the carrying value of a long-lived asset exceeds its fair value. Through June 30, 2009, there have been no such impairment losses.

Goodwill and Purchased Intangible Assets

        Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired. In accordance with SFAS No, 142, Goodwill and Intangible Assets ("SFAS 142"), goodwill is not amortized, but is tested for impairment on an annual basis whenever events and changes in circumstances suggest that the carrying amount may not be recoverable, and written down when impaired.

        Purchased intangible assets other than goodwill, including purchased completed technology and customer contracts, are amortized on a straight-line basis over their estimated useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which is typically seven years. In accordance with SFAS 142, purchased intangible assets other than goodwill are also tested for impairment on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable, written down accordingly. To date, no such events have occurred and the Company has not recorded any impairment charges on its purchased intangible assets or goodwill.

Shipping and Handling

        The Company's billings for shipping and handling for product shipments to customers are included in product revenue. Shipping and handling costs incurred for inventory purchases are included in cost of products.

Software Development Costs

        Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant.

Advertising Expenses

        The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $1.8 million, $1.0 million, and $1.0 million for the years ended June 30, 2009, 2008, and 2007, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Research and Development Costs

        Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salaries, benefits, and other headcount related costs for research and development personnel; costs for materials used in research and development activities; costs for outside services and allocated portions of facilities and other corporate costs. The Company has entered into research and clinical study arrangements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. These agreements support the Company's internal research and development capabilities.

Stock-Based Compensation

        Effective July 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS 123R") using the modified prospective method. Under this method, compensation cost is recognized beginning with the effective date of adoption of SFAS 123R for all share-based payments (a) granted or modified after the effective date of adoption and (b) granted prior to the effective date of adoption that remained unvested on the effective date. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous guidance.

        SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the years ended June 30, 2009, 2008 and 2007 such that expense was recorded only for those stock-based awards that were expected to vest. For the year ended June 30, 2007, the Company recorded a cumulative effect of a change in accounting principle of $838,000, net of tax of $0, related to the adoption of SFAS 123R since it had previously adjusted stock-based compensation expense at the time forfeitures occurred in accordance with SFAS 123. The cumulative effect of this change in accounting reflects estimated forfeitures related to periods prior to July 1, 2006.

        Under SFAS 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option life, the Company concluded that its historical price volatility does not provide a reasonable basis for input assumptions within its Black-Scholes valuation model when determining the fair value of its stock options. As a result, the Company continues to use the "simplified" method as described in SEC Staff Accounting Bulletin No. 107 as amended by SAB 110 relating to SFAS 123R. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the vesting term (for example, 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history. The risk-free rate for the expected term of the option was based on the U.S. Treasury Constant Maturity rate for each of the three years ended June 30, 2009, 2008, and 2007.

        During the years ended June 30, 2009, 2008 and 2007, the estimated fair values of the stock options granted were calculated at each date of grant using the Black-Scholes option pricing model, using fair values of common stock between $4.67 per share and $28.47. Following its IPO, the fair value of the Company's common stock was determined by its closing market price as published by the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Nasdaq Global Market. During the years ended June 30, 2009, 2008 and 2007, the Company recognized $10.3 million, $12.2 million and $10.5 million, respectively, of stock-based compensation expense for stock options granted to employees. The weighted-average assumptions used to value options granted during the years ended June 30, 2009, 2008 and 2007 were as follows:

	Year ended June 30,
	2009	2008	2007
Risk-free interest rate	2.58%	3.65%	4.89%
Dividend yield	—	—	—
Expected life	6.25	6.25	6.25
Expected volatility	64.3%	60.3%	74.8%

        Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The estimated fair value of the stock options granted is calculated using the Black-Scholes option pricing model, as prescribed by SFAS 123, using fair values of common stock and weighted-average assumptions as the grant vests. The Company recognized $0, $114,000, and $171,000 during the years ended June 30, 2009, 2008, and 2007, respectively, of stock-based compensation expense for stock options granted to non-employees.

        During the year ended June 30, 2009, the Company recognized $929,000 of stock-based compensation expense related to accelerated vesting of stock options and restricted stock units ("RSUs") in conjunction with employee separation costs. No such expenses were recognized during the years ended June 30, 2008 and 2007.

        In January 2007, in connection with the Company's IPO, the Board of Directors approved the 2007 Incentive Award Plan ("2007 Plan") and 2007 Employee Stock Purchase Plan ("ESPP") which became effective on the date of the Company's IPO. The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123R.

        Under the ESPP, qualified employees are entitled to purchase the Company's common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the fair market value on the specified purchase date. During the years ended June 30, 2009, 2008 and 2007 the estimated fair value of ESPP shares was calculated at the date of grant using the Black-Scholes option pricing model, using fair values of common stock between $4.06 per share and $18.00 per share. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of six months was based upon the offering period of the ESPP. The risk-free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period. For the years ended June 30, 2009, 2008 and 2007, the Company recognized $998,000, $1.0 million and $441,000 of compensation expense related to its ESPP,

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

respectively. The following weighted-average assumptions were used during the years ended June 30, 2009, 2008 and 2007:

	Year ended June 30,
	2009	2008	2007
Risk-free interest rate	0.42%	3.07%	5.16%
Dividend yield	—	—	—
Expected life	0.50	0.50	0.75
Expected volatility	84.2%	59.8%	49.9%

        In connection with the 2007 Plan, the Company issued RSUs and recognized $4.1 million, $4.0 million and $1.5 million of stock-based compensation expense, net of estimated forfeitures, for RSUs granted during the years ended June 30, 2009, 2008 and 2007, at a weighted-average grant date fair value of $6.49, $14.55 and $28.17 per share, respectively.

        Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits for the years ended June 30, 2009, 2008, and 2007 were $0, $419,000, and $0, respectively.

        At June 30, 2009 and 2008, $456,000 and $489,000 of capitalized stock-based compensation costs were included as components of inventory and deferred cost of revenue.

Net Income (Loss) Per Common Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and other dilutive common shares outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents are determined under treasury stock method.

        For the years ended June 30, 2009, 2008 and 2007, the basic net income (loss) per share amounts were based on weighted-average common shares outstanding of 55,413,025, 54,530,650, and 30,764,447, respectively. For the years ended June 30, 2009, 2008 and 2007, the diluted net income (loss) per share amounts were based on weighted-average common stock equivalents of 58,728,755, 60,434,263, and 30,764,447, respectively. The number of anti-dilutive shares excluded from the calculation of diluted net income (loss) per share was as follows:

	Years ended June 30,
	2009	2008	2007
Preferred stock (as if converted)	—	—	15,318,782
Options to purchase common stock	3,504,979	1,993,964	10,791,875
Restricted stock units	552,120	669,449	648,330

	4,057,099	2,663,413	26,758,987

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the basic and diluted per share computations:

	Years ended June 30,
	2009	2008	2007
Numerator:
Net income (loss) (in thousands)	$609	$5,383	$(5,616)
Denominator:
Basic weighted-average shares outstanding	55,413,025	54,530,650	30,764,447
Stock options and restricted stock units	3,315,730	5,903,613	—

Diluted weighted-average shares of common stock outstanding	58,728,755	60,434,263	30,764,447

Basic net income (loss) per share:	$0.01	$0.10	$(0.18)

Diluted net income (loss) per share:	$0.01	$0.09	$(0.18)

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

        The Company records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized. Because of the uncertainty of the realization of the deferred tax assets, the Company has recorded a full valuation allowance against its domestic net deferred tax assets.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 effective July 1, 2007.

        As a result of the implementation of FIN 48, the Company recognized a tax reserve for uncertain tax positions of $252,000, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings. Furthermore, as of June 30, 2009, the Company had $3.4 million of unrecognized tax benefits, $288,000 of which would affect its income tax expense if recognized. The total unrecognized tax benefits as of June 30, 2009, mainly relate to federal and state research tax credits. The Company files income tax returns in the US federal jurisdiction, and various states and foreign jurisdictions. Due

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

to attributes being carried forward and utilized in open years, the statute of limitations remains open for the US federal jurisdiction and domestic states for tax years from 1999 forward. The statute of limitations in France remains open from 2008, Hong Kong remains open from 2003 and Japan remains open from 2007.

        In accordance with SFAS No.109, Accounting for Income Taxes, the Company classifies interest and penalties resulting from an underpayment of income taxes, if any, as a component of tax expense. Such interest and penalties were immaterial as of June 30, 2009.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on investments that have been excluded from the determination of net income (loss). The Company has reported the components of comprehensive income (loss) for the years ended June 30, 2009, 2008 and 2007 in its consolidated statements of stockholders' equity (deficit).

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

        Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2009	2008	2007
Americas (including Puerto Rico)	$171,563	$142,557	$91,174
Europe	30,874	10,138	30,175
Asia (excluding Japan)	19,848	40,770	13,797
Japan	11,313	16,916	5,306

Total	$233,598	$210,381	$140,452

Subsequent Events

        In June 2009, the Company adopted SFAS No. 165, Subsequent Events, and accordingly has evaluated its subsequent events through September 8, 2009, the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS No. 166 in fiscal 2011 and are evaluating the impact it will have to our consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009 and applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Company's consolidated financial statements.

        Also in April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2"). FSP FAS 115-2 requires entities to initially apply the provisions of the standard to previously other than temporarily impaired debt securities (debt securities that the Company does not intend to sell and that the Company is not more likely than not required to sell before recovery), existing as of the date of initial adoption, by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 115-2 did not have a material impact on the Company's consolidated financial statements.

        Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments ("FSP FAS 107-1"). FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments ("FAS 107"), to interim periods. It also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

This FSP is effective for the first reporting period (interim or annual) ending after June 15, 2009, with earlier application permitted. The adoption of FSP FAS 107-1 did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development ("IPR&D") to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R was effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. Depending on the nature and magnitude of the Company's future business combination transactions, SFAS 141R may have a material impact on the Company's consolidated financial position and/or results of operations.

        The FASB also issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies ("FSP FAS 141(R)-1") in April 2009. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5, to determine whether the contingency should be recognized as of the acquisition date or after it. This FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, SFAS 141(R)-1 may have a material impact on the Company's consolidated financial statements..

        In December 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-4 and Financial Interpretations ("FIN") 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities ("FSP FAS 140-4"). This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company's consolidated financial statements.

        In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP FAS 157-3"). FSP FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance and did not have a material impact on the Company's consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company's consolidated financial statements.

3. Financial Instruments

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. In November 2008, the Company entered into an agreement ("Rights Agreement") with UBS, which provides the Company with ARS Rights ("Rights") to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option initially recorded at fair value. Under the Rights Agreement, UBS may, at its discretion, purchase or sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Financial Instruments (Continued)

settlement. The Company agreed to release UBS from certain potential claims related to its marketing and sale of ARS. Additionally, UBS offered a "no net cost" loan to the Company up to 75% of par value of the ARS as determined by UBS until June 30, 2010 (See Note 12).

        The Company elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value resulted in a gain included in "Other income, net" for the put option which is recorded in long-term trading securities on the accompanying consolidated balance sheet as of June 30, 2009.

        Due to UBS's ability to sell the ARS at any time under the Rights Agreement, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term trading securities on the consolidated balance sheet as of June 30, 2009. Due to the change in classification to trading securities, at the time of entering into the Rights Agreement, the Company transferred the previously accumulated unrealized loss of $3.8 million from "Accumulated other comprehensive income (loss)" to "Other income, net" and recorded additional unrealized gains of $2.1 million relating to the change in fair value of the trading securities from November 2008 through June 30, 2009 in "Other income, net". At June 30, 2009, the total fair value of the ARS was $20.7 million, net of $1.7 million of unrealized losses.

        Additionally, the Company recorded unrealized gains of $3.3 million related to the fair value of the put option at the time it entered into the Rights Agreement and recorded unrealized losses relating to the change in fair value of the put option from November 2008 through June 30, 2009 of $2.0 million, for a total fair value of the put option of $1.3 million as of June 30, 2009. During the year ended June 30, 2009, the $1.7 million unrealized loss in fair value of the ARS and the $2.0 million of unrealized loss on the put option, partially offset by the $3.3 million gain recognized on the put option, resulted in a net $319,000 decrease to "Other income, net".

        Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements ("SFAS 157"), subject to the deferral provisions of FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), on a prospective basis for our financial assets and liabilities.

        This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS 157 contains three levels of inputs that may be used to measure fair value, as follows:

        Level 1—Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

        Level 2—Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

  •
  Quoted prices for similar assets or liabilities in active markets;

  •
  Quoted prices for identical or similar assets in non-active markets;

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Financial Instruments (Continued)

  •
  Inputs other than quoted prices that are observable for the asset or liability; and

  •
  Inputs that are derived principally from or corroborated by other observable market data.

        Level 3—Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

        The following tables sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at June 30, 2009, according to the valuation techniques the Company used to determine their fair values (in thousands):

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2009
		Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$19,549	$19,549	$—	$—
Corporate notes	27,251	—	27,251	—
Commercial paper	21,865	—	21,865	—
U.S. government and governmental agency obligations	50,763	—	50,763	—
Auction-rate securities	20,669	—	—	20,669
Put option	1,338	—	—	1,338

Total	$141,435	$19,549	$99,879	$22,007

        Investments in marketable securities classified as available-for-sale by security type at June 30, 2009 and 2008, consisted of the following (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$21,869	$14	$(18)	$21,865
US Corporate debt	9,993	81	—	10,074
Government-sponsored enterprises	32,456	239	—	32,695

Total short-term investments	$64,318	$334	$(18)	$64,634

Long-term investments:
US Corporate debt	$17,094	$103	$(20)	$17,177
Government-sponsored enterprises	18,001	67	—	18,068

Total long-term investments	$35,095	$170	$(20)	$35,245

Total short and long-term investments	$99,413	$504	$(38)	$99,879

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Financial Instruments (Continued)

	June 30, 2008
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

        All of the Company's investments with continuous unrealized losses have been in an unrealized loss position for less than twelve months at June 30, 2009.

        The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Year ended June 30, 2009
(in thousands)
Beginning balance	$21,509
Change in temporary valuation adjustment previously recorded in Accumulated Other Comprehensive Income	891
Unrealized loss on auction rate securities included in earnings(1)	(1,731)
Acquisition of purchased put option	3,316
Unrealized loss on put option included in earnings(1)	(1,978)

Balance at June 30, 2009	$22,007

    (1)
    Represents the amount of total losses for the period included in earnings relating to assets still held on June 30, 2009.

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Money market funds.    Money market funds are classified as cash and cash equivalents on the Company's consolidated balance sheets.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Financial Instruments (Continued)

        Corporate notes.    Corporate notes are floating-rate obligations that are payable on demand. These are classified as available-for-sale within short-term marketable securities on the Company's consolidated balance sheets. The market approach was used to value the Company's variable-rate demand notes. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

        Commercial paper.    Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 270 days. The entire $21.9 million held as of June 30, 2009 and $41.5 million held as of June 30, 2008 in commercial paper is classified as short-term marketable securities on the Company's consolidated balance sheets. The portion in cash and cash equivalents represents highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less. The market approach was used to value the Company's commercial paper. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

        U.S. government and governmental agency obligations.    U.S. government and governmental agency obligations are issued by state and local governments and other governmental entities such as authorities or special districts that generally mature within 2 years. These are classified as short-term and long-term marketable securities on the Company's consolidated balance sheets. The market approach was used to value the Company's U.S. government and governmental agency obligations. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

        Auction-rate securities.    As of June 30, 2009, there was insufficient observable market information available to determine the fair value of the Company's ARS. Prior to December 31, 2008, the Company estimated Level 3 fair values for these securities based on the financial institutions broker's valuations. The financial institution broker valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

        As of December 31, 2008, the Company engaged a third party valuation service to model Level 3 fair value using an income approach. The Company reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Financial Instruments (Continued)

        The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded corporate debt of similar credit rating and an adjustment for lack of liquidity. The coupon rate was assumed to equal the stated maximum auction rate being received, which is the lesser of (i) an average trailing twelve month yield for the ARS that is equal to the average trailing twelve month 91-day U.S. Treasury rate plus 1.20% or 1.50% premium according to provisions outlined in each security's agreement, (ii) the one-month LIBOR rate as of the auction date plus 1.5%, or (iii) a maximum interest rate of either 17% or 18% (specific to each ARS). The estimated time to liquidity was 3.25 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

        The put option gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the estimated five years. As the Company plans to exercise the put option on or around June 30, 2010, the value of the put option lies in (i) the ability to sell the securities thereby creating liquidity approximately two years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the put option represents the difference between the ARS with an estimated time to liquidity of five years and the ARS with an estimated time to liquidity of one year as the put option allows for the acceleration of liquidity and the avoidance of a below market coupon rate over the one year time period.

4. Balance Sheet Components

Accounts Receivable, net

        Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2009	2008
Accounts receivable	$36,539	$33,264
Unbilled fees and services	372	681

	36,911	33,945
Less: Allowance for doubtful accounts	(484)	(27)

Accounts receivable, net	$36,427	$33,918

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Balance Sheet Components (Continued)

Inventories

        Inventories consisted of the following (in thousands):

	June 30,
	2009	2008
Raw materials	$12,172	$8,853
Work-in-process	13,006	3,967
Finished goods	3,731	10,227

Total inventories	$28,909	$23,047

Property and Equipment, net

        Property and equipment consisted of the following (in thousands):

	June 30,
	2009	2008
Furniture and fixtures	$3,404	$3,379
Computer and office equipment	7,982	6,912
Leasehold improvements	7,676	7,579
Machinery and equipment	14,097	12,287
CyberKnife shared ownership systems	3,725	3,951

	36,884	34,108
Less: Accumulated depreciation and amortization	(21,818)	(16,968)

Property and equipment, net	$15,066	$17,140

        Depreciation and amortization expense related to property and equipment for the years ended June 30, 2009, 2008, and 2007 was $6.4 million, $7.4 million, and $6.0 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program at June 30, 2009 and 2008 was $1.0 million and $1.6 million, respectively.

5. Investment

        On July 29, 2008, the Company and Morphormics entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company's treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company's equity is considered to be at risk and is deemed not sufficient to finance Morphormics' current product development activities without additional subordinated financial support. In addition, the Company is deemed to be Morphormics' primary beneficiary; therefore, it would absorb a majority of expected losses. Pursuant to guidance in FASB Interpretation 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"), the Company is required to consolidate Morphormics in its financial results. The consolidation of Morphormics' assets and liabilities did not have a material effect on the Company's consolidated balance sheet at June 30,

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Investment (Continued)

2009. Subsequent to July 29, 2008, the Company has recorded losses of $934,000 on its investment in Morphormics. The remaining $566,000 of the Company's investment remains at risk as of June 30, 2009.

6. Goodwill and Other Purchased Intangibles

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. Goodwill and other intangible assets resulted from the Company's January 2005 acquisition of the High Energy Systems Division ("HES") of American Science and Engineering, Inc. ("AS&E"). The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. SFAS 142 requires that the Company perform an annual test for impairment of intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. The Company performed the annual test for impairment in December 2008 concluding that there was no impairment of goodwill. At June 30, 2009, there had been no indicators to perform an interim test. The amortization expense relating to intangible assets for the years ended June 30, 2009, 2008, and 2007 was $258,000, $258,000, and $262,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at June 30, 2009 and 2008, respectively (in thousands):

	June 30,
	2009	2008
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70

	1,810	1,810
Less: Accumulated amortization	(1,142)	(884)

Intangible assets, net	$668	$926

        The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized intangible assets:
Complete technology	7.0
Customer contract / relationship	7.0

        The estimated future amortization expense of purchased intangible assets as of June 30, 2009, is as follows (in thousands):

Year ending June 30,
2010	258
2011	258
2012	152

Total	$668

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies

Operating Lease Agreements

        The Company leases office space under non-cancelable operating leases with various expiration dates through December 2011. Rent expense, including common area maintenance, was $6.0 million, $4.9 million, and $2.4 million for the years ended June 30, 2009, 2008, and 2007, respectively. Sublease income was $212,000, $161,000, and $165,000 for the years ended June 30, 2009, 2008, and 2007, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        Future minimum lease payments under non-cancelable operating lease agreements as of June 30, 2009 were as follows (in thousands):

	Operating leases	Sublease income	Total
Year ending June 30,
2010	4,012	(167)	3,845
2011	1,547	—	1,547
2012	946	—	946
2013	471	—	471
2014 and thereafter	531	—	531

Total	$7,507	$(167)	$7,340

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

Royalty Agreements

        The Company entered into a license and royalty agreement with Schonberg Research Corporation ("Schonberg") in January 1991 in exchange for an exclusive license to use certain technology. Under the terms of the agreement, as amended in April 1996, the Company was obligated to pay Schonberg $25,000 for each CyberKnife system sold that includes the licensed technology. Maximum total aggregate payments under this license agreement were $2,500,000. Royalty expense recognized in cost of revenue or deferred cost of revenue sold under this agreement was $169,000 during the year ended June 30, 2007. No such expenses were recognized during the years ended June 30, 2009 and 2008. This agreement expired in November 2006.

        In July 1997, the Company entered into a license and royalty agreement with Stanford University ("Stanford"), a related party, under which the Company has a non-exclusive license to use certain

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

technology. Under this agreement, the Company is obligated to pay Stanford up to $10,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $25,000. Royalty expense recorded in cost of revenue or deferred cost of revenue was $195,000, $155,000, and $195,000 for the years ended June 30, 2009, 2008, and 2007, respectively. At June 30, 2009 and 2008, the Company had accrued amounts of approximately $55,000 and $40,000, respectively, included in other accrued liabilities in the consolidated balance sheets relating to this license and royalty agreement.

        In January 1999, the Company entered into a license and royalty agreement with Professor Dr. Achim Schweikard ("Schweikard") of the University of Munich. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay Schweikard up to $5,000 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $5,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $200,000, $160,000, and $165,000 for the years ended June 30, 2009, 2008, and 2007, respectively. At June 30, 2009 and 2008, the Company had accrued amounts of approximately $55,000 and $40,000, respectively, included in other accrued liabilities in the consolidated balance sheets relating to this license and royalty agreement.

        In March 2007, the Company entered into a license and royalty agreement with Deutsches Krebsforschungszentrum ("DKFZ"), a German cancer research center. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay DKFZ $12,500 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $50,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $462,500, $54,000, and $0 for the years ended June 30, 2009, 2008, and 2007, respectively. At June 30, 2009 and 2008, the Company had accrued amounts of approximately $288,000 and $38,000, respectively, included in other accrued liabilities in the consolidated balance sheets relating to this license and royalty agreement.

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

Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that are probable losses as of June 30, 2009.

8. Stockholders' Equity

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

        As of June 30, 2007, the Company's Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of common stock. As of June 30, 2009 and 2008, there were 58,783,547 and 56,719,864 shares of common stock issued and 56,643,529 and 54,579,846 shares of common stock outstanding, respectively.

        In August 2007 the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the Company to repurchase shares of its common stock. Under the plan, the Company has the ability to acquire up to $25.0 million of common shares in the open market over a period of one year. No shares were repurchased during the year ended June 30, 2009. As of June 30, 2008, the Company had repurchased 2,140,018 shares of its common stock for $24.0 million. Such shares were not retired nor returned to the status of authorized, unissued shares. Accordingly, such shares remain issued and classified as treasury stock as of June 30, 2009. The Company accounts for its treasury stock under the par value method. At June 30, 2009, the par value of the Company's treasury stock was immaterial. The stock repurchase plan expired in August 2008 and was not renewed by the Board of Directors.

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

        In 2007, in connection with the Company's IPO, the Board of Directors approved the 2007 Incentive Award Plan (the "2007 Plan"). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 6,000,000 shares, of which 2,645,757 were available for future issuances. As of June 30, 2009, the 1993 Plan and the 1998 Plan continued to remain in effect along with the 2007 Plan; however, options can no longer be granted from the 1993 and 1998 Plans, and all options which expire or are forfeited will be retired from the pool.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Equity (Continued)

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

        The options outstanding and exercisable, by exercise price, at June 30, 2009 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.75	2,218,455	2.71	$0.75	2,218,455	$0.75
$0.85 - $2.50	852,900	4.87	$2.03	852,900	$2.03
$3.00	23,000	1.39	$3.00	23,000	$3.00
$3.50	1,075,391	5.46	$3.50	1,075,391	$3.50
$3.75 - $4.67	897,570	7.66	$4.49	534,262	$4.38
$5.03 - $8.25	1,257,542	8.96	$7.01	329,271	$7.02
$8.54 - $10.00	1,127,225	6.93	$9.57	775,668	$9.60
$10.36 - $23.11	828,666	8.07	$14.87	383,126	$15.02
$28.47	174,567	7.74	$28.47	130,675	$28.47

	8,455,316	5.92	$5.70	6,322,748	$4.55

        The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company's common stock on June 30, 2009 of $6.88 and the exercise price of the options) that would have been received by option holders if all options exercisable had been exercised on June 30, 2009. The total intrinsic value of options exercised in the years ended June 30, 2009, 2008, and 2007 was approximately $4.4 million, $29.2 million, and $26.3 million, respectively. Cash received from option exercises for the years ended June 30, 2009, 2008 and 2007 was $4.1 million, $4.4 million and $1.7 million, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Equity (Continued)

        Option activity during the year ended June 30, 2009 was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value as of June 30, 2009
Balance at June 30, 2008	9,212,831	$5.70
Options granted	1,584,404	$6.55
Options forfeited	(891,799)	$11.94
Options exercised	(1,450,120)	$2.83

Balance at June 30, 2009	8,455,316	$5.70	5.92	$24,113,897

Vested or Expected to vest at June 30, 2009	8,181,377	$5.60	5.82	$23,940,736

Exercisable at June 30, 2009	6,322,748	$4.55	4.95	$22,898,619

        As of June 30, 2009, there was approximately $17.8 million, net of estimated forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.05 years. The Company's current practice is to issue new shares to satisfy share option exercises. The total fair value of shares vested during the years ended June 30, 2009, 2008, and 2007 was $10.8 million, $14.3 million, and $9.5 million, respectively.

        The weighted average fair value of options granted was $4.01, $8.14, and $11.40 per share for the years ended June 30, 2009, 2008, and 2007, respectively.

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

        As of June 30, 2009, there was approximately $12.7 million of unrecognized compensation cost related to RSU's, which is expected to be recognized over a weighted-average period of 1.90 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Equity (Continued)

        Combined activity under the 1993 Plan, 1998 Plan and 2007 Plan (the "Plans") was as follows:

	Shares Available For Grant	Number of Options	Weighted Average Exercise Price	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at June 30, 2006	2,156,232	10,900,285	$2.07	—	$—
Additional shares reserved	4,500,000	—	$—	—	$—
Plan shares expired	(987,662)	—	$—	—	$—
Grants	(2,440,289)	1,775,774	$12.50	664,515	$28.17
Forfeitures	360,500	(344,315)	$5.93	(16,185)	$28.47
Exercises or releases	—	(1,539,869)	$1.14	—	$—

Balance at June 30, 2007	3,588,781	10,791,875	$3.79	648,330	$28.16

Plan shares expired	(209,829)	—	$—	—	$—
Grants	(1,481,830)	1,220,930	$14.17	260,900	$14.55
Forfeitures	329,059	(235,466)	$5.71	(93,593)	$27.58
Exercises or releases	—	(2,564,508)	$1.70	(91,603)	$10.90

Balance at June 30, 2008	2,226,181	9,212,831	$5.70	724,034	$23.43

Additional shares reserved	1,500,000	—	$—	—	$—
Plan shares expired	(415,686)	—	$—	—	$—
Grants	(1,759,969)	1,584,404	$6.55	175,565	$6.49
Forfeitures	1,095,231	(891,799)	$11.94	(203,432)	$22.36
Exercises or releases	—	(1,450,120)	$2.83	(176,558)	$5.98

Balance at June 30, 2009	2,645,757	8,455,316	$5.70	519,609	$18.15

Employee Stock Purchase Plan

        Under the ESPP, the Company is authorized to issue up to 1,000,000 shares of common stock. Qualified employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of the Company's common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally occurring every six months. Employees' payroll deductions may not exceed 10% of their salaries. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

        The ESPP was initiated in February 2007. As of June 30, 2009, there was approximately $400,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of 0.4 years. The weighted-average fair value of ESPP shares was $1.88 and $5.68 per share for the years ended June 30, 2009 and 2008, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes

        For financial reporting purposes, "Income (loss) before provision for income taxes" included the following components (in thousands):

	June 30,
	2009	2008	2007
Domestic	$615	$5,910	$(4,919)
Foreign	49	340	747

Total worldwide	$664	$6,250	$(4,172)

        The provision (benefit) for income taxes consisted of the following (in thousands):

	June 30,
	2009	2008	2007
Current:
Federal	$(164)	$367	$558
State	41	180	508
Foreign	345	244	378

Total current	222	791	1,444
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(167)	76	—

Total deferred	(167)	76	—

Total provision	$55	$867	$1,444

        A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	June 30,
	2009	2008	2007
U.S. federal taxes (benefit):
At federal statutory rate	$217	$2,168	$(1,672)
State tax, net of federal benefit	41	180	(218)
Stock-based compensation expense	682	1,209	2,311
Change in valuation allowance	45	(2,251)	1,912
Credits	(1,207)	(1,592)	(1,402)
Federal alternative minimum tax	(164)	367	558
Meals and entertainment	224	245	261
Other	39	222	(684)
Foreign	178	319	378

Total	$55	$867	$1,444

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at June 30, 2009 and 2008 were as follows (in thousands):

	June 30,
	2009	2008
Deferred tax assets:
Federal and state net operating losses	$10,336	$38
Accrued vacation	1,043	853
Deferred revenue	5,134	22,769
Credits	6,868	6,062
Capitalized research and development	82	340
Stock-based compensation expense	8,596	8,030
Reserves not deductible for tax purposes	4,337	3,104
Fixed assets	634	—
Other	1,160	1,711

Total deferred tax assets	38,190	42,907
Deferred tax liabilities:
Fixed assets	—	(525)
Unrealized gain on investment	(176)

Total deferred tax liabilities	(176)	(525)
Valuation allowance	(37,941)	(42,382)

Net deferred tax assets:	$73	$—

        The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of June 30, 2009 was immaterial.

        As of June 30, 2009, the Company had approximately $49.4 million and $32.4 million in federal and state net operating loss carryforwards, respectively, which expire in varying amounts beginning in 2019 for federal purposes and 2015 for state purposes. Such net operating loss carryforwards included excess tax benefits from employee stock option exercises which, in accordance with SFAS 123R, had not been recorded in the Company's deferred tax assets. The Company will record approximately $7.3 million as a credit to additional paid in capital as and when such excess benefits are ultimately realized.

        In addition, as of June 30, 2009, the Company had federal and state research and development tax credits of approximately $3.3 million and $4.1 million, respectively. The federal research credits will begin to expire in 2019 and the state research credits have no expiration date.

        Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against its domestic and certain foreign net deferred tax assets due to the uncertainty surrounding the realization of such assets.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes ("FAS 109") and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 effective July 1, 2007.

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

        The following is a rollforward of the Company's gross unrecognized tax benefit and liabilities associated with its uncertain tax positions at June 30, 2009 and 2008 (in thousands):

	June 30,
	2009	2008
Balance at beginning of year	$1,380	$4,800
Revisions to opening unrecognized tax benefits	—	(3,467)
Tax positions related to current year:
Additions	551	291
Reductions	—	—
Tax positions related to prior years:
Additions	1,496	—
Reductions	(63)	(244)
Settlements	—	—
Lapses in statutes of limitations	—	—

Balance at June 30, 2008	$3,364	$1,380

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

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Such interest and penalties were immaterial as of June 30, 2009.

        The Company files income tax returns in the United States, various states and foreign jurisdictions. Due to attributes being carried forward and utilized during open years, the statute of limitations remains open for the US federal jurisdiction and domestic states for tax years from 1999 and forward. The statute of limitations in France remains open from 2008, Hong Kong remains open from 2003 and Japan remains open from 2007.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Other Income, Net

        For the years ended June 30, 2009, 2008, and 2007, other income, net consisted of the following (in thousands):

	Years ended June 30,
	2009	2008	2007
Interest income	$3,866	$7,679	$4,261
Foreign currrency transaction gain	169	153	—
Realized gain on investments	—	9	—
Other	95	—	—

Total interest and other income	$4,130	$7,841	$4,261
Interest expense	$(10)	$(173)	$(157)
Foreign currrency transaction loss	—	—	(131)
Loss on asset disposition	(342)	(188)	(249)
Realized loss on investments	(288)		—
State sales and local taxes	(231)	(295)	(194)
Fines and penalties	(177)	—	—
Other	—	(1)	—

Total interest and other expense	$(1,048)	$(657)	$(731)

Total other income, net	$3,082	$7,184	$3,530

11. Related Party Transactions

        The Company recognized related party revenue of $1.6 million, $734,000, and $3.8 million, during the years ended June 30, 2009, 2008, and 2007, respectively, relating to products and services provided to Stanford. The Company's former Chief Executive Officer, Dr. John R. Adler, Jr. was a member of the Company's Board of Directors until his resignation effective July 19, 2009, and is an active member of the faculty at Stanford, where he holds the position of Professor of Neurosurgery and Radiation Oncology. At June 30, 2009 and 2008, amounts of $209,000 and $231,000, respectively, were recorded as deferred revenue and advances relating to related party payments made by Stanford. At June 30, 2009 and 2008, amounts of $9,000 and $0, respectively, were due from Stanford. The Company recorded $170,000 and $55,000 of expense during the years ended June 30, 2009 and 2008 relating to research grants with Stanford to support customer studies related to the Company's CyberKnife systems. No amounts relating to research grants with Stanford were recorded during the year ended June 30, 2007. The Company also has a license agreement with Stanford as disclosed in Note 8.

        During the year ended June 30, 2009, the Company recorded $458,000 of expense related to contributions made to the CyberKnife Society, where Dr. Adler serves as its Chairman of the Board. No such expense was incurred during the years ended June 30, 2008 and 2007.

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

Dr. Adler is entitled to receive a maximum compensation of $168,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2009. This agreement has a term of one year and will renew for successive one-year periods, unless either party provides 30 days' written notice of termination prior to the expiration of each one-year period. The Company recognized consulting expense for Dr. Adler in the amounts of $167,000, $154,000, and $178,000 for the years ended June 30, 2009, 2008, and 2007, respectively, pursuant to these agreements.

        The Company recognized related party revenue of $1.2 million and $5.3 million during the years ended June 30, 2008 and 2007, respectively, relating to products and services provided to Meditec. Meditec's parent, Marubeni Corporation, was a common stockholder of the Company. Marubeni Corporation transferred its interest in the Company during September 2007 and was no longer a stockholder of record of the Company as of June 30, 2008.

12. Secured Credit Line

        In November 2008, the Company obtained a line of credit with UBS in conjunction with the Rights Agreement (see Note 3). The line of credit is due on demand and allows for borrowings of up to 75% of par value of the Company's ARS. The line of credit is secured by the Company's ARS, which have been pledged as Collateral. Advances under this agreement bear interest with interest payments payable monthly. No borrowings were outstanding during the year ended June 30, 2009.

        To the extent that there are borrowings outstanding under the line of credit, the following provisions will apply. All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments. If these payments are insufficient to pay all accrued interest by the monthly due date, then UBS will either require the Company to make additional interest payments or, at UBS's discretion, capitalize unpaid interest as an additional advance. UBS's intent is to cause the interest rate payable by the Company to be equal to the weighted average interest or dividend rate payable to the Company on the ARS pledged as collateral. Upon cancellation of the line of credit, the Company will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.

        Advances on this line of credit may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase, trade or carry any securities or to repay debt incurred to purchase, trade or carry any securities.

13. Restructuring

        On January 29, 2009, the Company announced a Workforce Alignment Plan ("Plan") to reduce headcount and improve efficiency and productivity. As a result of the Plan, the Company reduced its headcount by approximately 60 positions or approximately 13% of the Company's U.S. workforce. Most of the affected jobs were located at the Company's Sunnyvale, CA headquarters. All employees affected by the Plan were notified on January 28, 2009.

        For the year ended June 30, 2009, the Company recorded restructuring charges of approximately $1.7 million. Restructuring charges of approximately $378,000, $447,000, $344,000, and $495,000 were recognized in cost of revenue, selling and marketing expense, research and development expense, and

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Restructuring (Continued)

general and administrative expense, respectively, for the year ended June 30, 2009. These amounts relate to severance, other termination benefits and outplacement services. The following table summarizes the severance expense activity, including payments of severance amounts accrued. No amounts are included in accrued compensation in the consolidated balance sheet, as of June 30, 2009, as all accrued amounts were paid in the year ended June 30, 2009:

Restructuring charges accrued as of January 29, 2009	$1,509
Cash payments made	(1,664)
Adjustments	155

Balance as of June 30, 2009	$—

14. Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $904,000, $845,000, and $730,000 to the 401(k) Plan during the years ended June 30, 2009, 2008, and 2007, respectively.

15. Quarterly Financial Data (unaudited)

	Quarters ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(in thousands, except per share data)
Net revenue	$55,857	$57,637	$61,301	$58,803
Gross profit	$28,429	$29,409	$30,362	$27,090
Net income (loss)	$(3,179)	$1,350	$1,216	$1,222
Basic net income (loss) per share	$(0.06)	$0.02	$0.02	$0.02
Diluted net income (loss) per share	$(0.06)	$0.02	$0.02	$0.02
Shares used in basic per share calculation	54,625	55,064	55,724	56,238
Shares used in diluted per share calculation	54,625	58,267	58,772	59,324

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

15. Quarterly Financial Data (unaudited) (Continued)

	Quarters ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(in thousands, except per share data)
Net revenue	$48,646	$52,038	$58,758	$50,939
Gross profit	$25,911	$27,862	$26,283	$26,896
Net income	$2,265	$2,343	$584	$191
Basic net income per share	$0.04	$0.04	$0.01	$—
Diluted net income per share	$0.04	$0.04	$0.01	$—
Shares used in basic per share calculation	54,025	54,737	54,856	54,506
Shares used in diluted per share calculation	61,154	61,293	60,125	58,854

16. Subsequent Events

Securities Class Action and Shareholder Derivative Lawsuits

        On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. All of these complaints generally allege that the Company and the individual defendants made false or misleading public statements regarding the Company's operations and seeks unspecified monetary damages and other relief. As of June 30, 2009, the Company has not recorded any liabilities as the Company is unable to estimate any potential liability.

        On August 5, 2009, a purported shareholder derivative lawsuit was filed in Santa Clara County Superior Court against certain of the Company's current and former officers and directors. The Company is named as a nominal defendant. The complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company's business and financial performance, and seeks unspecified monetary damages and other relief.

        On September 3, 2009, Best Medical International, Inc. (Best Medical) filed a lawsuit against the Company claiming the Company induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical's confidential information and trade secrets. They are seeking monetary damages and other relief. At this time the Company does not have enough information to estimate what, if any, financial impact this claim will have.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Annual Report on Form 10-K, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Internal Control over Financial Reporting

  Management's Annual Report

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2009, based upon the framework in "Internal Control—Integrated Framework".

        Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal controls over financial reporting as of June 30, 2009.

  Previously Reported Material Weaknesses

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. It was determined that a material weakness existed in our internal controls over financial reporting relating to: (1) a combination of inadequate communication and review procedures, and misapplication of accounting policies with respect to our accounting for revenue transactions, as previously reported in our Quarterly Report on Form 10-Q for the fiscal quarters ended September 27, 2008, December 28, 2008, and March 28, 2009, and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008; and (2) handling and accounting for certain inventory items, as previously reported in our Quarterly Report on Form 10-Q for the fiscal quarters ended September 27, 2008, December 28, 2008, March 28, 2009.

        In response to the material weaknesses in internal controls described above, we took measures to improve our processes and procedures related to the accounting for revenue transactions, including but not limited to: hiring additional qualified individuals in the finance and accounting organizations and increasing supervision and training of our finance personnel and personnel in areas related to inventory; strengthening our processes and procedures related to complex revenue recognition, as well as the importance of record retention and adhering to established processes; revising certain processes and procedures for inventory handling and the reporting of inventory transactions; and improving electronic systems for inventory management to more efficiently and timely execute and record inventory handling.

        Based on the measures taken and implemented, management has determined that the material weaknesses described above have been successfully remediated as of June 30, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Accuray Incorporated

        We have audited Accuray Incorporated and subsidiaries' (the "Company") internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Accuray Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Accuray Incorporated and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended June 30, 2009, and our report dated September 8, 2009, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP San Francisco, California September 8, 2009

Item 9B.    OTHER INFORMATION

        Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

        The information in our 2009 Proxy Statement regarding Directors and Executive officers appearing under the headings "Proposal One—Election of Directors," "Corporate Governance and Board of Directors Matters," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        In addition, the information in our 2009 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

        There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Code of Conduct and Ethics

        We have adopted a Code of Conduct and Ethics that applies to all employees including our principal executive officer and principal financial officer. The full texts of our codes of business conduct and ethics are posted on our website at www.accuray.com under the Investor Relations section. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Item 11.    EXECUTIVE COMPENSATION

        The information in our 2009 Proxy Statement appearing under the headings "Executive Compensation," "Report of the Compensation Committee," "Compensation Discussion and Analysis," and "Compensation Committee Interlocks and Insider Information" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2009 Proxy Statement appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

  Equity Compensation Plan Information

        The following table sets forth as of June 30, 2009 certain information regarding our equity compensation plans. All of our equity compensation plans have been approved by our security holders.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)(1)
Equity compensation plans
approved by security holders	8,455,316	$5.70	2,645,757
Equity compensation plans not
approved by security holders	—	—	—

Total	8,455,316	$5.70	2,645,757

(1)
Includes securities to be issued upon vesting of 519,609 restricted stock units at a grant date fair value of $18.15.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2009 Proxy Statement appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2009 Proxy Statement appearing under the headings "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
We have the filed the following documents as part of this report:

1.
Consolidated Financial Statements (as set forth in Item 8)

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity (Deficiency)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule

SCHEDULE II
Valuation and Qualifying Accounts

	Beginning Balance	Charges (Deductions) to Operations	Write-offs	Ending Balance
Accounts receivable allowances
Year ended June 30, 2007	$20	2	(2)	$20
Year ended June 30, 2008	$20	30	(23)	$27
Year ended June 30, 2009	$27	496	(39)	$484

        All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

  3.
  Exhibits

        The following exhibits are incorporated by reference or filed herewith.

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

10.1	(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.(2)
10.2		Standard Industrial Lease effective as of June 30, 2005 by and between Registrant and The Realty Associates Fund III, L.P.(1)

10.3	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.(1)

10.4	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.(1)

10.5	*	Accuray Incorporated 2007 Incentive Award Plan and forms of agreements relating thereto.(1)

10.6	*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.(1)

10.7	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.

Exhibit No.
10.8	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Euan S. Thomson, Ph.D.(3)

10.9	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Chris A. Raanes.(3)

10.10	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Robert E. McNamara.(1)

10.11	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Eric Lindquist.(3)

10.12	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Wade Hampton.(3)
10.13		License Agreement effective as of December 12, 2004 by and between Registrant and American Science and Engineering, Inc.(1)
10.14		Assignment & Assumption of License and Consent by Supplier effective as of January 10, 2005 by and among Registrant, American Science and Engineering, Inc., Yuri Batygin, and Anatoliy Zapreier.(1)
10.15		Nonexclusive End-User Software License Agreement dated September 9, 2005 by and between Registrant and The Regents of the University of California.(1)
10.16		License Agreement effective as of July 9, 1997 by and between Registrant and The Board of Trustees of the Leland Stanford Junior University.(1)
10.17		Non-Exclusive System Partner Agreement effective as of September 23, 2005 by and between Registrant and KUKA Robotics Corporation.(1)
10.18		Asset Purchase Agreement effective as of December 12, 2004 by and between the Registrant and American Science and Engineering, Inc.(1)
10.19		Exclusive Manufacturing Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)

10.20	†	Patent and Trademark License Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)

10.21	††	License and Development Agreement dated April 27, 2007 by and between the Registrant and CyberHeart, Inc.(2)
10.22		Independent Contractor Agreement effective as of April 1, 2009 by and between Registrant and John R. Adler, M.D.

10.23	*	Employment Terms Letter dated May 3, 2007 by and between Registrant and Christopher Mitchell.(2)

10.24	*	Amended and Restated Employment Terms Letter effective as of October 22, 2008 by and between Registrant and Theresa Dadone.(3)

10.25	*	General Release and Separation Agreement dated October 22, 2008 by and between Registrant and Robert McNamara.(4)

10.26	*	General Release and Separation Agreement dated October 27, 2008 by and between Registrant and Christopher Mitchell.(4)

Exhibit No.
10.27	*	Employment Terms Letter dated December 1, 2008 by and between Registrant and Derek Bertocci.(3)

10.28	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Holly Grey.(3)
10.29		UBS Repurchase Offer by and between the Company and UBS Financial Services Inc., dated November 12, 2008.(3)

10.30	*	Employment Letter Agreement dated May 18, 2009 by and between Registrant and Darren J. Milliken.
21.1		List of subsidiaries.
23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.
24.1		Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K)
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2007 (No. 333-138622).

(2)
Incorporated by reference to Registrant's Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission on September 4, 2007.

(3)
Incorporated by reference to Registrant's Form 10-Q for the fiscal quarter ended December 27, 2008 filed with the Securities and Exchange Commission on February 5, 2009.

(4)
Incorporated by reference to Registrant's Form 10-Q for the fiscal quarter ended September 27, 2008 filed with the Securities and Exchange Commission on December 19, 2008.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 8th day of September 2009.

ACCURAY INCORPORATED
By:	/s/ EUAN S. THOMSON, PH.D. Euan S. Thomson, Ph.D. President and Chief Executive Officer
By:	/s/ DEREK BERTOCCI Derek Bertocci Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Euan S. Thomson, Ph.D. and Derek Bertocci, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ EUAN S. THOMSON, PH.D Euan S. Thomson, Ph.D	President and Chief Executive Officer and Director (principal executive officer)	September 8, 2009
/s/ DEREK BERTOCCI Derek Bertocci	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	September 8, 2009
/s/ WAYNE WU Wayne Wu	Chairperson of the Board and Director	September 8, 2009

Signature	Title	Date

/s/ ELIZABETH DÁVILA Elizabeth Dávila	Vice chairperson of the Board and Director	September 8, 2009
/s/ JOHN WAREHAM John Wareham	Director	September 8, 2009
/s/ ROBERT S. WEISS Robert S. Weiss	Director	September 8, 2009
/s/ LI YU Li Yu	Director	September 8, 2009

Exhibit Index

Exhibit No.
2.1		Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.(1)
3.2		Amended and Restated Certificate of Incorporation of Registrant.(1)
3.4		Amended and Restated Bylaws of Registrant.(1)
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

10.1	(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.(2)
10.2		Standard Industrial Lease effective as of June 30, 2005 by and between Registrant and The Realty Associates Fund III, L.P.(1)

10.3	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.(1)

10.4	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.(1)

10.5	*	Accuray Incorporated 2007 Incentive Award Plan and forms of agreements relating thereto.(1)

10.6	*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.(1)

10.7	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.

10.8	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Euan S. Thomson, Ph.D.(3)

10.9	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Chris A. Raanes.(3)

10.10	*	Employment Terms Letter dated November 10, 2006 by and between Registrant and Robert E. McNamara.(1)

10.11	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Eric Lindquist.(3)

10.12	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Wade Hampton.(3)
10.13		License Agreement effective as of December 12, 2004 by and between Registrant and American Science and Engineering, Inc.(1)

Exhibit No.
10.14		Assignment & Assumption of License and Consent by Supplier effective as of January 10, 2005 by and among Registrant, American Science and Engineering, Inc., Yuri Batygin, and Anatoliy Zapreier.(1)
10.15		Nonexclusive End-User Software License Agreement dated September 9, 2005 by and between Registrant and The Regents of the University of California.(1)
10.16		License Agreement effective as of July 9, 1997 by and between Registrant and The Board of Trustees of the Leland Stanford Junior University.(1)
10.17		Non-Exclusive System Partner Agreement effective as of September 23, 2005 by and between Registrant and KUKA Robotics Corporation.(1)
10.18		Asset Purchase Agreement effective as of December 12, 2004 by and between the Registrant and American Science and Engineering, Inc.(1)
10.19		Exclusive Manufacturing Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)

10.20	†	Patent and Trademark License Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)

10.21	††	License and Development Agreement dated April 27, 2007 by and between the Registrant and CyberHeart, Inc.(2)
10.22		Independent Contractor Agreement effective as of April 1, 2009 by and between Registrant and John R. Adler, M.D.

10.23	*	Employment Terms Letter dated May 3, 2007 by and between Registrant and Christopher Mitchell.(2)

10.24	*	Amended and Restated Employment Terms Letter effective as of October 22, 2008 by and between Registrant and Theresa Dadone.(3)

10.25	*	General Release and Separation Agreement dated October 22, 2008 by and between Registrant and Robert McNamara.(4)

10.26	*	General Release and Separation Agreement dated October 27, 2008 by and between Registrant and Christopher Mitchell.(4)

10.27	*	Employment Terms Letter dated December 1, 2008 by and between Registrant and Derek Bertocci.(3)

10.28	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Holly Grey.(3)
10.29		UBS Repurchase Offer by and between the Company and UBS Financial Services Inc., dated November 12, 2008.(3)

10.30	*	Employment Letter Agreement dated May 18, 2009 by and between Registrant and Darren J. Milliken.
21.1		List of subsidiaries.
23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.
24.1		Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K)

Exhibit No.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2007 (No. 333-138622).

(2)
Incorporated by reference to Registrant's Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission on September 4, 2007.

(3)
Incorporated by reference to Registrant's Form 10-Q for the fiscal quarter ended December 27, 2008 filed with the Securities and Exchange Commission on February 5, 2009.

(4)
Incorporated by reference to Registrant's Form 10-Q for the fiscal quarter ended September 27, 2008 filed with the Securities and Exchange Commission on December 19, 2008.

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