Form 10-Q
period 2009-09-30
ACCURAY INC
filed 2009-11-06
CIK 1138723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of October 9, 2009, there were 57,409,385 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended September 30, 2009

PART I.                FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,340	$36,835
Restricted cash	1,498	527
Short-term available-for-sale securities	68,983	64,634
Accounts receivable, net of allowance for doubtful accounts of $24 and $484 at September 30, 2009 and June 30, 2009, respectively	30,305	36,427
Inventories	25,679	28,909
Prepaid expenses and other current assets	7,896	6,186
Deferred cost of revenue—current	18,166	18,984
Total current assets	185,867	192,502
Long-term available-for-sale securities	26,712	35,245
Long-term trading securities	22,045	22,007
Deferred cost of revenue—noncurrent	2,369	2,933
Property and equipment, net	14,061	15,066
Goodwill	4,495	4,495
Intangible assets, net	582	668
Other assets	1,498	1,470
Total assets	$257,629	$274,386
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,467	$14,941
Accrued compensation	7,343	10,119
Other accrued liabilities	7,342	6,069
Customer advances	15,096	13,185
Deferred revenue—current	58,169	68,105
Total current liabilities	96,417	112,419
Long-term liabilities:
Long-term other liabilities	288	288
Deferred revenue—noncurrent	6,117	7,777
Total liabilities	102,822	120,484
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued:59,545,259 and 58,783,547 shares at September 30, 2009 and June 30, 2009, respectively; outstanding: 57,405,241 and 56,643,529 shares at September 30, 2009 and June 30, 2009, respectively	57	57
Additional paid-in capital	278,136	273,946
Accumulated other comprehensive income	407	416
Accumulated deficit	(123,793)	(120,517)
Total stockholders’ equity	154,807	153,902
Total liabilities and stockholders’ equity	$257,629	$274,386

Condensed consolidated balance sheet at June 30, 2009 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2009	2008

Net revenue:
Products	$30,346	$37,455
Shared ownership programs	481	1,036
Services	19,654	15,907
Other	94	1,459
Total net revenue	50,575	55,857
Cost of revenue:
Cost of products	14,651	14,744
Cost of shared ownership programs	321	262
Cost of services	13,920	11,185
Cost of other	64	1,237
Total cost of revenue	28,956	27,428
Gross profit	21,619	28,429
Operating expenses:
Selling and marketing	8,649	13,480
Research and development	7,662	8,754
General and administrative	8,930	10,433
Total operating expenses	25,241	32,667
Loss from operations	(3,622)	(4,238)
Other income, net	485	1,113
Loss before provision for income taxes	(3,137)	(3,125)
Provision for income taxes	139	54
Net loss	$(3,276)	$(3,179)
Net loss per share:
Basic and diluted net loss per share	$(0.06)	$(0.06)
Weighted average common shares used in computing basic and diluted net loss per share	56,713	54,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2009	2008

Cash Flows From Operating Activities
Net loss	$(3,276)	$(3,179)
Adjustments to reconcile net loss to net cash used in operating activities:	—
Depreciation and amortization	1,842	1,638
Stock-based compensation	3,105	4,971
Realized gain on investments	(2)	—
Unrealized loss on long-term trading securities, net of gain on put option	(136)	—
Provision for bad debts	(460)	—
Loss on write-down of inventories	2,090	1,409
Loss on disposal of property and equipment	14	5
Changes in assets and liabilities:
Accounts receivable	6,316	9,015
Inventories	1,340	(5,332)
Prepaid expenses and other current assets	(1,873)	(1,043)
Deferred cost of revenue	1,201	7,138
Other assets	(34)	(29)
Accounts payable	(6,442)	(79)
Accrued liabilities	(1,111)	2,135
Customer advances	1,995	(5,693)
Deferred revenue	(11,513)	(11,477)
Net cash used in operating activities	(6,944)	(521)
Cash Flows From Investing Activities
Purchases of property and equipment	(585)	(1,018)
Restricted cash	(1,012)	(581)
Purchase of investments	(22,139)	(50,165)
Sale and maturity of investments	26,400	41,500
Net cash provided by (used in) investing activities	2,664	(10,264)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	834	922
Net cash provided by financing activities	834	922
Effect of exchange rate changes on cash	(49)	123
Net decrease in cash and cash equivalents	(3,495)	(9,740)
Cash and cash equivalents at beginning of period	36,835	36,936
Cash and cash equivalents at end of period	$33,340	$27,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. DESCRIPTION OF BUSINESS

Organization

Accuray Incorporated (the “Company”) was incorporated in California in December 1990 and commenced operations in January 1992. The Company was reincorporated in Delaware in February 2007 prior to the completion of its initial public offering (“IPO”).  The Company designs, develops and sells the CyberKnife system (“CyberKnife”), which is an image-guided robotic radiosurgery system used for the treatment of solid tumors anywhere in the body.

The Company has formed eleven wholly-owned subsidiaries: Accuray International SARL, located in Geneva, Switzerland, Accuray Europe SAS, located in Paris, France, Accuray UK Ltd, located in London, United Kingdom, Accuray Asia Limited, located in Hong Kong, Accuray Japan KK, located in Tokyo, Japan, Accuray Spain, S.L.U., located in Madrid, Spain, Accuray Medical Equipment (India) Private Ltd., located in New Delhi, India, Accuray Medical Equipment (SEA) Private Limited, located in Singapore, Accuray Medical Equipment (Rus) LLC, located in Moscow, Russia, Accuray Medical Equipment GmbH, located in Munich, Germany and Accuray Tibbi Cihazlar Ve Malzemeler Ithalat Ihracat Anonim Sirketi, located in Istanbul, Turkey.  The purpose of these subsidiaries is to market the Company’s products in the respective countries in which they are located.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

On June 23, 2009, the Company prospectively changed its fiscal year end from the Saturday closest to June 30, to June 30. Beginning in the first quarter of fiscal 2010, the Company’s fiscal quarters end on the calendar quarter ends as follows: September 30, December 31, March 31.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and the Company’s variable interest entity, Morphormics, Inc. (“Morphormics”).  The Company is considered the primary beneficiary of Morphormics.  All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current period presentation.

The accompanying condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three-month periods ended September 30, 2009 and 2008 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2009 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the SEC.  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending June 30, 2010 or for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are excluded from the determination of net loss and are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. Net foreign currency exchange transaction gains or losses are included as a component of other income, net, in the Company’s Condensed Consolidated Statements of Operations.

The majority of the Company’s sales contracts are denominated in U.S. dollars.  The only sales contracts denominated in local currency are direct end customer transactions for international customers.  At September 30, 2009, there were two sales contracts denominated in foreign currency.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in highly liquid investment accounts and money market accounts.

Restricted Cash

Restricted cash includes amounts deposited as collateral per the terms of contracts with customers requiring that deposited cash amounts be secured via letters of credit until delivery of the CyberKnife unit occurs.

Marketable Securities

The Company’s short-term available-for-sale securities on the condensed consolidated balance sheets include fixed-income securities, commercial paper, term notes and marketable debt securities. All marketable securities designated as available-for-sale are reported at estimated fair value, with unrealized gains and losses recorded in stockholders’ equity and included in accumulated other comprehensive income. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income, net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Available-for-sale marketable securities with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term available-for-sale marketable securities. Long-term available-for-sale marketable securities include U.S. corporate debt securities with remaining maturities of greater than one year.

The Company’s long-term trading securities on the condensed consolidated balance sheets consist of (i) auction-rate securities (“ARS”) that are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education and (ii) a put option held in respect to these ARS (see Note 3). Changes in the fair value of the Company’s trading securities are reported in other income, net.

Interest, dividends, amortization and accretion of purchase premiums and discounts on all of the Company’s marketable securities are included in other income, net.

Other-than-Temporary Impairment Assessment

The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The review includes but is not limited to (i) the consideration of the cause of the impairment, (ii) the creditworthiness of the security issuers, (iii) the length of time a security is in an unrealized loss position, and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are mainly deposited with three major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

There were no customers that represented more than 10% of revenue for both the three months ended September 30, 2009 and 2008. The following summarizes the accounts receivable from customers in excess of 10% of total accounts receivable:

	September 30,	June 30,
	2009	2009
Customer A	—	11%
Customer B	—	10%
Customer C	11%	—

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management. The Company determines inventory and product costs, which include allocated production overheads, through the use of standard costs.

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

The Company recognizes product revenues for sales of the CyberKnife system, optional upgrades, components and replacement parts and accessories when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred.  Payments received in advance of product shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation.

For arrangements with multiple elements, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for each element is based upon the Company’s standard rates charged for the product or service when such product or service is sold separately or based upon the price established by management having the relevant authority when that product or service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the CyberKnife system and optional product upgrades, based upon the residual method. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, or (2) establishment of VSOE of fair value for all remaining undelivered elements.

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

CyberKnife sales with nonlegacy service plans

In fiscal year 2006, the Company began selling CyberKnife systems with PCS contracts that only provide for upgrades when and if they become available. The Company has established VSOE of the fair value of PCS in these circumstances. For arrangements with multiple elements that include the CyberKnife system, installation services, training services and a PCS service agreement, the Company recognizes the CyberKnife system and installation services revenue following installation and acceptance of the system by application of the residual method when VSOE of fair value exists for all undelivered elements in the arrangement, including PCS.

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

Distributor sales

Sales to third party distributors are evidenced by a distribution agreement governing the relationship together with binding purchase orders or signed quotation on a transaction-by-transaction basis. The Company records revenues from sales of CyberKnife systems to distributors based on a sell-through method where revenue is only recognized upon sell-through of the product to the end user customer and once all other revenue recognition criteria are met including completion of all obligations under the terms of the purchase order or signed quotation. For sales of product upgrades and accessories to distributors, revenue is recognized on either a sell-through or sell-in basis, depending upon the terms of the purchase order and once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exist, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

The Company’s agreements with customers and distributors generally do not contain product return rights.

Shared ownership program

The Company also enters into arrangements under its shared ownership program with certain customers. Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the CyberKnife system, either at the end of the contractual period or in advance, at the customer’s request, at pre-determined prices. Under the terms of such program, the Company retains title to its CyberKnife system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront non-refundable payments from the customer are deferred and recognized as revenue over the contractual period. Revenues from the shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues in the consolidated statements of operations.

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

The CyberKnife systems associated with the Company’s shared ownership program are recorded within property and equipment. Effective April 1, 2009, the estimated useful life of the Company’s placement units was reduced from ten to seven years. Depreciation and warranty expenses attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership program.

Long-term construction and manufacturing contracts

The Company recognizes revenue and cost of revenue related to long-term construction and manufacturing contracts using contract accounting on the percentage-of-completion method. The Company recognizes any loss provisions from the total contract in the period such loss is identified.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance payments that will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a contractual service period, usually one year. Service revenue is recognized ratably over the service period. Deferred other revenue results primarily from the Japan upgrade services programs and is due to timing differences between the receipt of cash payments for those upgrades and final delivery to the end user customer. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units, direct service costs for which the revenue has been deferred in accordance with the Company’s revenue recognition policies, and deferred costs associated with the Japan upgrade services. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Goodwill and Other Purchased Intangibles

Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. Goodwill and other intangible assets resulted from the Company’s January 2005 acquisition of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”). The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. The Company performs an annual test for impairment of goodwill and intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. As of September 30, 2009, there were no indicators of impairment.

Stock-Based Compensation

The Company recognizes stock-based compensation expense by estimating the fair value of each stock option, restricted stock unit award (“RSUs”), or stock issuance through the Company’s employee stock purchase plan (“ESPP”), on the date of grant using the Black-Scholes option-pricing model. The fair market value of the Company’s common stock was calculated at the date of grant by its closing market price as published by the Nasdaq Global Market.  Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the vesting term (for example, 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history.  The expected term for stock issuances under the ESPP was based upon the offering period of the ESPP.  The risk-free interest rate for the expected term of the option award or issuance was based on the U.S. Treasury Constant Maturity rate. The Company estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares, which are based on the number of shares underlying outstanding stock options and RSUs are not included as their effect is antidilutive. For the three months ended September 30, 2009 and 2008, the total number of outstanding common stock equivalents excluded from the loss per common share computation was 4,166,070 and 9,739,652, respectively.

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

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management does not believe there will be any material changes in the unrecognized tax benefits within the next 12 months.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss consists of foreign currency translation adjustments and unrealized gains and losses on investments that have been excluded from the determination of net loss. Comprehensive loss for the three months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Net loss	$(3,276)	$(3,179)
Unrealized loss on available-for-sale investments	(23)	(1,756)
Foreign currency translation adjustments	14	2
Comprehensive loss	$(3,285)	$(4,933)

Segment Information

The Company has determined that it operates in only one segment as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the United States are not material.

Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2009	2008
Americas (including Puerto Rico)	$30,620	$42,251
Europe	16,544	1,674
Asia (excluding Japan)	803	6,093
Japan	2,608	5,839
Total	$50,575	$55,857

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2009-13”) (formerly Emerging Issues Task Force Issue 08-1) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”) (formerly Emerging Issues Task Force Issue 09-3). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company will adopt ASU 2009-13 and ASU 2009-14 in fiscal 2011 and is currently assessing the impact of the adoption of ASU 2009-13 or ASU 2009-14 on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements and Disclosure) for the fair value measurement of liabilities. This ASU is effective for the first reporting period (interim or annual) ending after August 28, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10”) (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB. Following this statement, the FASB will issue new standards in the form of ASU’s. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   The issuance of ASC 105-10 will not change GAAP and therefore the adoption of ASC 105-10 will only affect the specific references to GAAP literature in the notes to the Company’s consolidated financial statements. The adoption of ASC 105-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued ASC 810-10, Consolidation of Variable Interest Entities (“ASC 810-10”) (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810-10 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and to require ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810-10 requires additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASC 810-10 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued ASC 860-10, Transfers and Servicing (“ASC 860-10”) (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860-10 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB also issued ASC 805-20, Identifiable Assets and Liabilities, and Any Noncontrolling Interest (formerly FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies). Under ASC 805-20, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer is required to determine whether the contingency should be recognized as of the acquisition date or after it. ASC 805-20 is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20 did not have a material impact on the Company’s consolidated financial statements. However, depending on the nature and magnitude of the Company’s future business combination transactions, ASC 805-20 may have a material impact in the future on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 810-10, Consolidation of Noncontrolling Interests (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51). ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard also amends certain consolidation procedures for consistency. In addition, ASC 810-10 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of ASC 810-10 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

3. FINANCIAL INSTRUMENTS

The Company is permitted to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting  provisions. In November 2008, the Company entered into an agreement (“Rights Agreement”) with UBS, which provides the Company with ARS Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option initially recorded at fair value. Under the Rights Agreement, UBS may, at its discretion, purchase or sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. The Company agreed to release UBS from certain potential claims related to its marketing and sale of ARS. Additionally, UBS offered a “no net cost” loan to the Company up to 75% of par value of the ARS as determined by UBS until June 30, 2010 (See Note 9).

The Company elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value resulted in a gain included in “Other income, net” for the put option which is recorded in long-term trading securities on the accompanying consolidated balance sheets.

Due to UBS’s ability to sell the ARS at any time under the Rights Agreement, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term trading securities on the condensed consolidated balance sheets. Due to the change in classification to trading securities, at the time of entering into the Rights Agreement, the Company transferred the previously accumulated unrealized loss of $3.8 million from “Accumulated other comprehensive income (loss)” to “Other income, net” and recorded additional net unrealized gains of $2.7 million relating to the change in fair value of the trading securities from November 2008 through September 30, 2009 in “Other income, net”. At September 30, 2009 and June 30, 2009, the total fair value of the ARS was $21.2 and $20.7 million, respectively, net of $1.1 million and $1.7 million, respectively, of unrealized losses.

Additionally, the Company recorded unrealized gains of $3.3 million related to the fair value of the put option at the time it entered into the Rights Agreement and recorded unrealized losses relating to the change in fair value of the put option beginning in November 2008. During the three months ended September 30, 2009, the Company recorded an unrealized loss of $448,000, for a total fair value of the put option of $890,000 as of September 30, 2009. During the three months ended September 30, 2009, $584,000 of unrealized gain in fair value of the ARS resulted in a net unrealized gain of $136,000 to “Other income, net”.  During the three months ended September 30, 2009, UBS redeemed $100,000 of the ARS, which generated a realized gain of $2,000.

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels of inputs that may be used to measure fair value, as follows:

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

The following tables sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2009 and June 30, 2009, according to the valuation techniques the Company used to determine their fair values (in thousands):

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2009	Level 1	Level 2	Level 3

Money market funds	$12,018	$12,018	$—	$—
Corporate notes	29,808	—	29,808	—
Commercial paper	20,197	—	20,197	—
U.S. government and governmental agency obligations	45,690	—	45,690	—
Auction-rate securities	21,155	—	—	21,155
Put option	890	—	—	890
Total	$129,758	$12,018	$95,695	$22,045

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2009	Level 1	Level 2	Level 3

Money market funds	$19,549	$19,549	$—	$—
Corporate notes	27,251	—	27,251	—
Commercial paper	21,865	—	21,865	—
U.S. government and governmental agency obligations	50,763	—	50,763	—
Auction-rate securities	20,669	—	—	20,669
Put option	1,338	—	—	1,338
Total	$141,435	$19,549	$99,879	$22,007

Investments in marketable securities classified as available-for-sale by security type at September 30, 2009 and June 30, 2009, consisted of the following (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$20,180	$17	$—	$20,197
US Corporate debt	15,018	116	—	15,134
Government-sponsored enterprises	33,506	146	—	33,652
Total short-term investments	$68,704	$279	$—	$68,983
Long-term investments:
US Corporate debt	$14,544	$131	$(1)	$14,674
Government-sponsored enterprises	12,000	38	—	12,038
Total long-term investments	$26,544	$169	$(1)	$26,712
Total short and long-term investments	$95,248	$448	$(1)	$95,695

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$21,869	$14	$(18)	$21,865
US Corporate debt	9,993	81	—	10,074
Government-sponsored enterprises	32,456	239	—	32,695
Total short-term investments	$64,318	$334	$(18)	$64,634
Long-term investments:
US Corporate debt	$17,094	$103	$(20)	$17,177
Government-sponsored enterprises	18,001	67	—	18,068
Total long-term investments	$35,095	$170	$(20)	$35,245
Total short and long-term investments	$99,413	$504	$(38)	$99,879

All of the Company’s investments with continuous unrealized losses have been in an unrealized loss position for less than twelve months at September 30, 2009 and June 30, 2009.

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

Three Months Ended
September 30, 2009
(in thousands)
Balance at June 30, 2009	$22,007
Realized gain on auction rate securities included in earnings (1)	2
Unrealized gain on auction rate securities included in earnings (1)	584
Redemption of auction rate securities	(100)
Unrealized loss on put option included in earnings (1)	(448)
Balance at September 30, 2009	$22,045

(1) Represents the amount of total gains (losses) for the period included in earnings relating to assets still held on September 30, 2009.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money market funds. Money market funds are classified as cash and cash equivalents on the Company’s consolidated balance sheets.

Corporate notes. Corporate notes are floating-rate obligations that are payable on demand. These are classified as available-for-sale within short-term marketable securities on the Company’s condensed consolidated balance sheets. The market approach was used to value the Company’s variable-rate demand notes. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Commercial paper. Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 270 days. The entire $20.2 million and $21.9 million held as of September 30, 2009 and June 30, 2009, respectively, in commercial paper is classified as short-term marketable securities on the Company’s condensed consolidated balance sheets. The portion in cash and cash equivalents represents highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less. The market approach was used to value the Company’s commercial paper. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

U.S. government and governmental agency obligations.  U.S. government and governmental agency obligations are issued by state and local governments and other governmental entities such as authorities or special districts that generally mature within 2 years. These are classified as short-term and long-term marketable securities on the Company’s condensed consolidated balance sheets. The market approach was used to value the Company’s U.S. government and governmental agency obligations. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Auction-rate securities.  As of September 30, 2009, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to December 31, 2008, the Company estimated Level 3 fair values for these securities based on the financial institutions broker’s valuations. The financial institution broker valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of December 31, 2008, the Company engaged a third party valuation service to model Level 3 fair value using an income approach. The Company reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded corporate debt of similar credit rating and an adjustment for lack of liquidity. The coupon rate was assumed to equal the stated maximum auction rate being received, which is the lesser of (i) an average trailing twelve month yield for the ARS that is equal to the average trailing twelve month 91-day U.S. Treasury rate plus 1.20% or 1.50% premium according to provisions outlined in each security’s agreement, (ii) the one-month LIBOR rate as of the auction date plus 1.5%, or (iii) a maximum interest rate of either 17% or 18% (specific to each ARS). The estimated time to liquidity was 3.25 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

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

4. BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30,	June 30,
	2009	2009
Accounts receivable	$27,295	$36,539
Unbilled fees and services	3,034	372
	30,329	36,911
Less: Allowance for doubtful accounts	(24)	(484)
Accounts receivable, net	$30,305	$36,427

Inventories

Inventories consist of the following (in thousands):

	September 30,	June 30,
	2009	2009
Raw materials	$12,425	$12,172
Work-in-process	7,239	13,006
Finished goods	6,015	3,731
Total inventories	$25,679	$28,909

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2009	2009
Furniture and fixtures	$3,536	$3,404
Computer and office equipment	8,257	7,982
Leasehold improvements	7,688	7,676
Machinery and equipment	14,250	14,097
CyberKnife shared ownership systems	3,761	3,725
	37,492	36,884
Less: Accumulated depreciation and amortization	(23,431)	(21,818)
Property and equipment, net	$14,061	$15,066

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2009 and 2008 was $1.8 million and $1.6 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program at September 30, 2009 and June 30, 2009 was $1.4 million and $1.0 million, respectively.

5. INVESTMENT

On July 29, 2008, the Company and Morphormics entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company’s treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company’s equity is considered to be at risk and is deemed not sufficient to finance Morphormics’ current product development activities without additional subordinated financial support. In addition, the Company is deemed to be Morphormics’ primary beneficiary; therefore, it would absorb a majority of expected losses. The Company consolidates Morphormics in its financial results. The consolidation of Morphormics’ assets and liabilities did not have a material effect on the Company’s consolidated balance sheets at September 30, 2009 or June 30, 2009. Subsequent to July 29, 2008, the Company has recorded losses of $1.13 million on its investment in Morphormics. The remaining $370,000 of the Company’s investment remains at risk as of September 30, 2009.

In July 2009, Morphormics entered into a promissory note (“Note”) with a third party and received loan proceeds of $200,000. The Note bears interest at a rate of 5.5% per annum, compounded monthly.  Fifty percent of the Note principal becomes due within thirty days of Morphormics deriving gross proceeds from the sale of a product.  The remaining Note principal and all accrued interest is payable upon the earlier of: 1) thirty days of Morphormics receiving a payment from the Company associated with a purchase commitment, or 2) July 1, 2012.  At September 30, 2009, $200,000 was outstanding under the Note, which is included in other current liabilities in the Company’s condensed consolidated balance sheet.

6. CONTINGENCIES

Litigation

On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions have been consolidated. All of these complaints generally allege that the Company and the individual defendants made false or misleading public statements regarding the Company’s operations and seek unspecified monetary damages and other relief.

On August 5, 2009, a purported shareholder derivative lawsuit was filed in Santa Clara County Superior Court against certain of the Company’s current and former officers and directors. The Company is named as a nominal defendant. The complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company’s business and financial performance, and seeks unspecified monetary damages and other relief.

On September 3, 2009, Best Medical International, Inc. (“Best Medical”) filed a lawsuit against the Company claiming the Company induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical’s confidential information and trade secrets. They are seeking monetary damages and other relief. At this time the Company does not have enough information to estimate what, if any, financial impact this claim will have.

As of September 30, 2009, the Company has not recorded any liabilities for the above referenced lawsuits as the Company is unable to estimate any potential liability.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that are probable losses as of September 30, 2009.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation charges included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2009	2008
Cost of revenue	$231	$632
Selling and marketing	808	1,045
Research and development	648	782
General and administrative	1,418	2,512
	$3,105	$4,971

At September 30, 2009 and June 30, 2009, capitalized stock-based compensation costs of $363,000 and $456,000, respectively, were included as components of inventory and deferred cost of revenue.

8. RELATED PARTY TRANSACTIONS

The Company’s former Chief Executive Officer, Dr. John R. Adler, Jr. was a member of the Company’s Board of Directors until his resignation effective July 19, 2009, and is an active member of the faculty at Stanford, where he holds the position of Professor of Neurosurgery and Radiation Oncology. Effective July 20, 2009, Dr. Adler was no longer a related party of the Company. During the period from June 28, 2009 through July 19, 2009, related party revenue and expense was immaterial.

The Company recognized related party revenue of $199,000 during the three months ended September 30, 2008, relating to products and services provided to Stanford.  The Company recorded $28,000 of expense during the three months ended September 30, 2008 relating to research grants with Stanford to support customer studies related to the Company’s CyberKnife systems. At June 30, 2009, $209,000 was recorded as deferred revenue and advances relating to related party payments made by Stanford. At June 30, 2009, $9,000 was due from Stanford.

In April 2008, the Company entered into a consulting agreement with Dr. Adler, whereby Dr. Adler was entitled to receive a maximum compensation of $167,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2008.

In April 2009, the Company entered into a new consulting agreement with Dr. Adler, which terminated the prior consulting agreement discussed above. Under the new consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $168,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2009. This agreement has a term of one year and will renew for successive one-year periods, unless either party provides 30 days’ written notice of termination prior to the expiration of each one-year period. The Company recognized consulting expense for Dr. Adler in the amount of $42,000 for the three months ended September 30, 2008.

9. SECURED CREDIT LINE

In November 2008, the Company obtained a line of credit with UBS in conjunction with the Rights Agreement (see Note 3). The line of credit is due on demand and allows for borrowings of up to 75% of par value of the Company’s ARS. The line of credit is secured by the Company’s ARS, which have been pledged as Collateral. Advances under this agreement bear interest with interest payments payable monthly. No borrowings were outstanding during the three months ended September 30, 2009.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2009 and results of operations for the three months ended September 30, 2009 and 2008 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended June 30, 2009 and supplemented by the Risk Factors set forth in Part II, Item 1A of this quarterly report on Form 10-Q. We encourage you to read those sections carefully.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated.

Overview

We have developed the first and only commercially available intelligent robotic radiosurgery system, the CyberKnife system, designed to treat solid tumors anywhere in the body as an alternative to traditional surgery. The CyberKnife system combines continuous image-guidance technology with a compact linear accelerator that has the ability to move in three dimensions according to the treatment plan. Our image-guidance technology continuously acquires images to track a tumor’s location and transmits any position corrections to the robotic arm prior to delivery of each dose of radiation. Our compact linear accelerator (“linac”) is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy the tumor. This combination, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife system autonomously tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation typically with sub-millimeter accuracy. The CyberKnife procedure requires no anesthesia, can be performed on an outpatient basis and allows for the treatment of patients that otherwise would not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife procedure avoids many of the potential risks and complications that are associated with other treatment options and is more cost effective than traditional surgery.

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

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, Singapore, Moscow, Russia, Munich, Germany, Istanbul, Turkey and London, UK. As of September 30, 2009, we had 55 employees in our sales organization.

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of September 30, 2009, we had 180 CyberKnife systems installed at customer sites, including 178 sold and two pursuant to our shared ownership program. Of the 180 systems installed, 117 are in the Americas, 43 are in Asia and 20 are in Europe.

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

The shared ownership program typically has a term of five years, during which the customer has the option to purchase the system at pre-determined prices. At September 30, 2009 and 2008, we had two and three systems installed under our shared ownership program, respectively.

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

We generate revenue from sales of products and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current United States price for the CyberKnife system typically includes initial training, installation, and a one-year warranty. We also offer optional hardware and software when and if available, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. Prior to introducing our Diamond plan, we offered legacy service plans, some of which continue to have specific future upgrade obligations. In these cases, revenue, including CyberKnife product revenue, is recognized ratably over the remaining life of the contract once all upgrade obligations have been satisfied.  As of September 30, 2009, 147 of our customers had purchased service plans.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For calendar year 2009, the national unadjusted average Medicare payment rates under Healthcare Common Procedure Coding System, or HCPCS, are $3,803 under code G0339, the billing code for the first treatment, and $2,580 under code G0340, the billing code for each of the second through fifth treatments, approximately 3 and 10 percent less than 2008 payment rates, respectively. Payment for the free-standing clinic setting is governed by the final Medicare Physician Fee Schedule. For 2009, payment for CyberKnife procedures in the freestanding clinic settings for first and subsequent treatments was set by the local Medicare carrier and rates may vary from low payment to a payment rate exceeding the hospital outpatient payment rates.

In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the free-standing clinic setting. Payment to physicians is based on the Medicare Physician Fee Schedule, and payment amounts are updated on an annual basis. For 2009, the American Medical Association, or AMA, issued guidance that deleted Current Procedural Technology, or CPT, code 61793, the Category I CPT code describing the surgeon’s role in the delivery of radiosurgery services, and issued the following new CPT codes: 61796, 61797, 61798, 61799, 61800, 63620 and 63621, all relating to neurosurgical procedures that should be used for intracranial and spinal procedures only. Medicare and third-party payors will require the use of these new CPT codes to describe neurosurgeon work for radiosurgery services using our technology for cranial and spinal procedures. Radiosurgery procedures in other anatomies require other surgeons to bill unlisted CPT codes with no assigned payment rates. Payment rates for unlisted codes are set by the local Medicare carrier and rates may vary from no payment to rates equivalent to the comparable CPT rates for the series beginning with 61796 and 63620. Coding for other physicians (primarily radiation oncologists) involved in the delivery of CyberKnife treatment remains unchanged.

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

Financial Condition

Sales and Installation Cycle

The CyberKnife system has a relatively long sales and installation cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. The typical sales and installation cycle is up to 24 months in duration and involves multiple steps. Initial steps may include pre-selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife system, we typically negotiate and enter into a terms agreement setting forth the business and economic terms for the sale or acquisition of the CyberKnife system and multiyear service plan. After execution of a terms agreement, the customer typically has a specified time window in which to complete final negotiation of legal terms for the sale or acquisition of the CyberKnife system. We bifurcated the process of negotiating agreements on business and legal terms in order to reduce the level of sales force involvement in negotiation of legal terms and improve the efficiency of our customer contracting process. Nevertheless, many customers, particularly in international markets, choose to negotiate a full purchase agreement at the time of sale. The last step in the sales and installation cycle is installation of the CyberKnife system. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need or CON, both of which must be granted by state and local government bodies. Recently, as a result of healthcare cost considerations and sensitivity to the cost of major capital equipment items, some state CON boards have become more aggressive in the evaluation of CON applications. This trend, if it continues, may make the CON process more protracted and uncertain. In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. We typically receive a deposit at the time the terms agreement or full purchase agreement is entered into, or shortly thereafter, and the remaining balance for the sale of the CyberKnife system upon delivery and installation. The customer also typically selects a service plan at the time of signing a CyberKnife system terms agreement and enters into the service plan agreement prior to installation of the system.

Upon installation, we typically recognize the CyberKnife system sale price less the fair value of one year of service and training. We recognize the fair value of the first year of service as revenue pro rata over the twelve months following installation and training as delivered. In addition, if the customer has purchased our Diamond plan and assuming annual renewals, we would receive payment at the beginning of each of the second, third, fourth and fifth years of the multiyear service plan and recognize that revenue pro rata over each year.

Legacy Service Plans

Prior to introducing our Diamond plan, we offered a Platinum Elite multiyear service plan (“Platinum plan”). This legacy service plan was structured so that we have an obligation to deliver two upgrades per year over the course of the multiyear service plan. If we fail to deliver the upgrades, our customers are entitled to receive a refund of up to $100,000 for each upgrade not offered. To date, no refunds have been required pursuant to the Platinum plan. Beginning in November 2005, we phased out offering this legacy service plan to new customers.

The Platinum plan obligates us to deliver up to two upgrades per year during the term of the contract. We have not established fair value for those future obligations; hence, generally accepted accounting principles in the United States (“GAAP”) requires that we cannot begin to recognize any of the revenue derived from the sale of the CyberKnife system or the associated service plan until all upgrade obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we ratably recognize the revenue from the sale of the CyberKnife system and the Platinum plan over the remaining life of the contract.

Upgrades

Customers may purchase additional upgrades as optional extras prior to the delivery of all originally specified products and/or upgrade obligations. Such additional upgrades are considered elements of the original arrangement and associated revenues are deferred until the earlier of: (1) delivery of all elements, or (2) establishment of vendor specific objective evidence (“VSOE”) of fair value for all undelivered elements. Sales of additional upgrades after delivery of all specified upgrade obligations, as stated in the original contract, are considered separate arrangements and are recognized once all revenue recognition criteria applicable to the separate arrangements are met.

Warranty

All customers purchasing a CyberKnife system receive a one-year warranty included in the support agreement. In circumstances where we have VSOE of fair value for all undelivered elements, we recognize the CyberKnife system purchase price minus the fair value of one year of support upon installation, and we recognize the value of one year of support ratably over the twelve months following installation.

Shared Ownership Program Revenue

As of September 30, 2009, our shared ownership program involved U.S. sites only. We recognize revenue monthly from our shared ownership program that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from our shared ownership program of $0.5 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively. In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

The CyberKnife system shared ownership systems are recorded within property and equipment and are depreciated over their estimated life of seven years. Depreciation and warranty expense attributable to shared ownership systems are recorded within cost of shared ownership program as they are incurred.

Japan Customized Service Revenue

In May and December 2003, we entered into separate contractual arrangements to deliver customized upgrade services to our distributor in Japan for 21 CyberKnife systems previously sold. These customized upgrade services consist of two upgrade levels and are being delivered over an extended period concurrent with the distributor’s efforts to coordinate delivery with their end user customers. The obligations under the upgrade programs for these 21 systems were completed as of September 30, 2008. We no longer offer this customized service program and instead offer our standard multiyear service plans.

International Sales Revenue

For international sales, we recognize revenue once we have met all of our obligations associated with the purchase agreement, other than for undelivered service elements for which we have VSOE of fair value. In most cases, this occurs after the distributor has shipped the unit to the end user or provided evidence of proof of sell-through to the end user, assuming all of our remaining obligations have been satisfied. Payments are sometimes secured through letters of credit. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification. Net revenue from international customers was $19.9 million and $13.6 million for the three months ended September 30, 2009 and 2008, respectively.

Backlog

Beginning with fiscal year 2010, we have refined our definition of backlog with more stringent criteria to enhance the usefulness of this information. To be reported in our backlog, an order must have no contingencies as well as meeting our refined criteria. Most of the non-contingent contracts that are now not included in reported backlog did not meet the refined criteria because we had not received a deposit for the orders. Those orders were generally from international distributors and we have not always required a deposit on such orders.  At September 30, 2009, our backlog using the refined criteria was $290.5 million.  Had we applied the refined criteria to our backlog as of June 30, 2009, the amount of backlog would have totaled $282.2 million. There were no cancellations in the first quarter of fiscal year 2010 of orders previously reported as part of non-contingent backlog or under the current refined definition of backlog.

Although our backlog includes only contractual commitments from our customers, we may be unable to convert it into recognized revenue.

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

General and administrative expenses.    General and administrative expenses consist primarily of compensation and related costs for finance, in-house legal and human resources, and external expenses related to accounting, legal and other consulting fees.

Other income, net.    Other income, net consists primarily of interest earned on our cash and cash equivalents and investments, unrealized losses on our long-term trading securities, net of unrealized losses on our put option, foreign currency transaction gains and losses, losses on fixed asset disposals, and state and local sales and use tax fines and penalties. We expect interest income to decrease in the near future in response to the recent decline in interest rates, offset by unrealized gains on our long-term trading securities, net of unrealized losses on our put option.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net revenue

	Three months Ended September 30,
	2009	2008
	(in thousands)
Net revenue	$50,575	$55,857
Products	$30,346	$37,455
Shared ownership program	$481	$1,036
Services	$19,654	$15,907
Other	$94	$1,459

Total net revenue for the three months ended September 30, 2009 decreased $5.3 million from the three months ended September 30, 2008.  Excluding revenue recognized for systems sold under our Platinum plan, we recognized $24.9 million of product revenue for the three months ended September 30, 2009. By comparison, during the three months ended September 30, 2008, we recognized product revenue of $25.8 million.   We recognized non-Platinum service revenue of $14.8 million for the three months ended September 30, 2009, which increased approximately $6.1 million from the three months ended September 30, 2008, due to the continued growth in our installed base under service plans. As of September 30, 2009 and 2008, 127 and 73 of our customers, respectively, had purchased non-Platinum service plans.

We recognized $10.2 million of revenue for the three months ended September 30, 2009 from systems sold under our Platinum plan, $5.4 million for product revenue and $4.8 million for service revenue.  By comparison, we recognized $18.8 million of revenue for the three months ended September 30, 2008 from systems sold under our Platinum plan, including $11.6 million for product revenue and $7.2 million for service revenue. As of September 30, 2009 we had satisfied all upgrade delivery obligations on all units sold under our Platinum plan. Once all upgrade delivery obligations have been satisfied, revenue is recognized over the remaining term of the contract service term.

Gross profit

	Three Months Ended September 30,
	2009		2008
	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)
Gross profit	$21,619	42.7%	$28,429	50.9%
Products	$15,695	51.7%	$22,711	60.6%
Shared ownership program	$160	33.3%	$774	74.7%
Services	$5,734	29.2%	$4,722	29.7%
Other	$30	31.9%	$222	15.2%

The decrease in gross profit as a percentage of net revenue was due to increases in the mix of the proportion of services revenue as a percentage of total net revenues, which have higher costs of revenue as compared to product revenue, change in sales configurations and slightly lower than expected average selling price net of allocations for services undelivered elements.

Selling and marketing expenses

	Three months Ended September 30,
	2009	2008
	(Dollars in thousands)
Sales and marketing	$8,649	$13,480
% of net revenue	17.1%	24.1%

Selling and marketing expenses for the three months ended September 30, 2009 decreased $4.8 million from the three months ended September 30, 2008. The decrease was primarily attributable to a decrease of $1.8 million in trade show expense due to the timing of our participation in the largest annual trade show shifting to the second quarter in fiscal 2010, a $1.7 million decrease in compensation and benefits related expense and a $588,000 net decrease of other selling and marketing expense, both primarily due to the workforce alignment plan executed in the fiscal year 2009, as well as a $768,000 decrease in sales commissions and nonrecurring charges for terminated employees recorded during the three months ended September 30, 2008. Selling and marketing expenses as a percentage of net revenue decreased for the three months ended September 30, 2009 and 2008 at 17.1% and 24.1%, respectively.

Research and development expenses

	Three months Ended September 30,
	2009	2008
	(Dollars in thousands)
Research and development	$7,662	$8,754
% of net revenue	15.1%	15.7%

Research and development expenses for the three months ended September 30, 2009 decreased $1.1 million from the three months ended September 30, 2008. The decrease was primarily attributable to an $849,000 decrease in compensation and benefits related expense due to the workforce alignment plan executed in the fiscal year 2009, and a net decrease of $346,000 of other research and development expense primarily due to the completion of our advanced medical Linac development program in June 2009.  Research and development expenses as a percentage of net revenue decreased for the three months ended September 30, 2009 and 2008 at 15.1% and 15.7%, respectively.

General and administrative expenses

	Three months Ended September 30,
	2009	2008
	(Dollars in thousands)
General and administrative	$8,930	$10,433
% of net revenue	17.7%	18.7%

General and administrative expenses for the three months ended September 30, 2009 decreased $1.5 million from the three months ended September 30, 2008. The decrease was primarily attributable to a $754,000 reduction in non-recurring employee separation costs in the three months ended September 30, 2008, a $1.4 million decrease in compensation and benefits related expense and a net decrease of $636,000 of other general and administrative expense, both primarily due to the workforce alignment plan executed in the fiscal year 2009.  The decrease in general and administrative expense was partially offset by an $1.2 million increase in consulting services primarily associated with fiscal year end audit and tax services performed and increased legal fees.  As a percentage of total net revenue, general and administrative expenses for the three months ended September 30, 2009 decreased to 17.7% as compared to 18.7% for the three months ended September 30, 2008.

Other income, net

	Three months Ended September 30,
	2009	2008
	(Dollars in thousands)
Other income, net	$485	$1,113
% of net revenue	1.0%	2.0%

Other income, net decreased $628,000 for the three months ended September 30, 2009 from the three months ended September 30, 2008.  The decrease was attributable to a $564,000 decrease in interest income due to a decrease in the interest rates earned on amounts kept in interest bearing accounts during the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and a $166,000 decrease in foreign currency transaction gains due to lower net asset balances in Euro-denominated accounts, partially offset by net realized gain of $2,000 and unrealized gains of $136,000 related to the change in fair value of our ARS, and the related put option. As a percentage of total net revenue, other income, net for the three months ended September 30, 2009 decreased to 1.0% as compared to 2.0% for the three months ended September 30, 2008.

Provision for income taxes

	Three months Ended September 30,
	2009	2008
	(Dollars in thousands)
Provision for income taxes	$139	$54
% of net revenue	0.27%	0.1%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the three months ended September 30, 2009 and 2008, we recorded income tax expense of $139,000 and $54,000, respectively.  The increase in tax of $85,000 is related primarily to an increase in corporate earnings of foreign subsidiaries.

Stock-Based Compensation Expense

Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended September 30, 2009 and 2008 such that expense was recorded only for those stock-based awards that are expected to vest. For the three months ended September 30, 2009 and 2008, we recorded $3.1 million and $5.0 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan (“ESPP”) shares issued and RSUs granted to employees. During the three months ended September 30, 2008, we recognized $854,000 of stock-based compensation expense related to accelerated vesting of stock options and RSUs in conjunction with non-recurring employee separation costs, included in the total compensation amounts above. No such expense was recognized for the three months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, we had $33.3 million in cash and cash equivalents. During the three months ended September 30, 2009, cash and cash equivalents decreased by $3.5 million. This decrease was primarily attributable to cash used in operating activities of $6.9 million, and was partially offset by cash provided by investing activities of $2.7 million and cash provided by financing activities of $834,000. In November 2008, we obtained a line of credit with UBS, which is due on demand and allows for borrowings of up to 75% of par value of ARS. No borrowings were outstanding as of September 30, 2009. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

Three Months Ended September 30, 2009 and 2008

Cash Flows From Operating Activities.  Net cash used in operating activities was $6.9 million for the three months ended September 30, 2009. Our net loss of $3.3 million during the three months ended September 30, 2009 was primarily offset by a decrease in accounts receivable of $6.3 million and a decrease in inventories of $1.3 million.  The decrease in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment. The decrease in inventories was due primarily to an increase of $2.1 million of inventory reserves as well as decreases in our business volume. Negative cash flow from working capital changes include a decrease in deferred revenue, net of deferred cost of revenue of $10.3 million, a $6.4 million decrease in accounts payable and a $1.1 million decrease in accrued liabilities and compensation. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan, offset partially by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. The decrease in accounts payable was primarily due to a reduction in the Company’s operating expenses.  The decrease in accrued compensation was primarily due to lower headcount resulting from our restructuring in the fiscal year ending in 2009.  Non-cash charges included $3.1 million of stock-based compensation and $1.8 million of depreciation and amortization expense.

Net cash used in operating activities for the three months ended September 30, 2008 was $521,000. Our net loss for the first three months of fiscal 2009 of $3.2 million was offset by a decrease in accounts receivable of $9.0 million. Offsets to positive cash flows include an increase in accrued liabilities of $2.1 million, a decrease in customer advances of $5.7 million due to a decrease in advanced payments made by customers for product shipments, an increase in inventories of $5.3 million due to an increase in our business volume and a decrease in deferred revenue, net of deferred cost of revenue, of $4.3 million.  The decrease in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment.  The increase in accrued liabilities was primarily due to the accrual of non-recurring employee separation expenses.  The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue previously deferred for two platinum sites that were fully recognized during the three months ended September 30, 2008. The final upgrades were installed for these sites at the end of the term of the service contracts.  Non-cash charges included $1.6 million of depreciation and amortization expense and $5.0 million of stock-based compensation.

Cash Flows From Investing Activities.  Net cash provided by investing activities was $2.7 million for the three months ended September 30, 2009, which was primarily attributable to net marketable security activities of $4.3 million, which consisted of $26.4 million of sales and maturities of marketable securities offset by $22.1 million in purchases. We also used $585,000 of cash for purchases of property and equipment. Our restricted cash increased by $1.0 million due to increased amounts related to contracts with customers requiring that deposited cash amounts be secured via letter of credit until delivery of the CyberKnife unit occurs.

Net cash used in investing activities was $10.3 million for the three months ended September 30, 2008 and was mainly attributable to net marketable security activities of $8.7 million, which consisted of $50.2 million in purchases offset by $41.5 million of sales and maturities.  An additional $1.0 million was attributable to purchases of property and equipment. The purchases of property and equipment was attributable to the expansion of our operations and facilities.

Cash Flows From Financing Activities.  Net cash provided by financing activities was $834,000 for the three months ended September 30, 2009, which was primarily attributable to proceeds from the exercise of common stock options.

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

Contractual Obligations and Commitments

The following table is a summary of our non-cancelable contractual cash obligations, net of sublease income as of September 30, 2009:

		Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating leases	$6,246	$2,669	$3,025	$552	$—
Sublease income	(111)	(111)	—	—	—
Total	$6,135	$2,558	$3,025	$552	$—

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the SEC. There has been no material changes in any of our accounting policies since June 30, 2009.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

For the three months ended September 30, 2009, all of our executed sales contracts were denominated in U.S. dollars, with the exception of two sales contracts: one denominated in Euros and one in British Pounds. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States it is likely we will sell in the local currency, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these or contracts we enter into that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

At September 30, 2009, we had $33.3 million of cash and cash equivalents and $117.7 million invested in other financial instruments. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and investment balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, and except as described below, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before scheduled maturity. If overall interest rates had risen by 100 basis points, the fair value of our net investment position at September 30, 2009 would have decreased by approximately $673,000, assuming consistent levels.

Credit Risk

The $22.4 million of ARS we held as of September 30, 2009 failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. As of September 30, 2009, we have written down our ARS from their par value of $22.4 million to the estimated fair value of approximately $21.2 million. The decline in market value was recorded to other expense during the year ended

June 30, 2009 in conjunction with our decision to reclassify the ARS from the available-for-sale category to the trading category. In addition, we entered into a Rights Agreement with UBS whereby we have the option to sell the ARS at par value to UBS between June 30, 2010 and July 1, 2012. As part of the settlement with UBS, we have entered into a “no net cost” secured line of credit agreement with UBS. The secured line of credit allows borrowings as determined by UBS. The available borrowings afford us additional cash liquidity until we exercise our option to sell at par value, expected to be on or about June 30, 2010. As of September 30, 2009, no borrowings are outstanding on this line of credit. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

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

For the three months ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.                       Legal Proceedings.

On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions have been consolidated. All of these complaints generally allege that we and the individual defendants made false or misleading public statements regarding our operations and seek unspecified monetary damages and other relief.

On August 5, 2009, a shareholder derivative lawsuit was filed in Santa Clara County Superior Court against certain of our current and former officers and directors. We are named as a nominal defendant. The complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding our business and financial performance, and seeks unspecified monetary damages and other relief.

On September 3, 2009, Best Medical filed a lawsuit against us claiming we induced certain individuals to leave the employment of Best Medical and join us in order to gain access to Best Medical’s confidential information and trade secrets. They are seeking monetary damages and other relief.

From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 1A.              Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC. Such descriptions are incorporated herein by reference. Except as set forth below there have been no material changes from the risk factors described in such filing. We encourage you to review our Annual Report on Form 10-K for a full description of the risks and uncertainties relating to our business.

We face risks related to the current global economic environment, which could delay or prevent our customers from obtaining financing to purchase the CyberKnife system and implement the required facilities, which would adversely affect our business, financial condition and results of operations.

The state of the global economy continues to be uncertain. The current global economic conditions pose a risk to the overall economy that could adversely affect consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates or does not improve, our business could be negatively affected, including such areas as reduced demand for our products resulting from a slow-down in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

In addition, due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of CyberKnife systems or for the construction or renovation of facilities to house CyberKnife systems. To date, these delays have primarily affected customers that were planning to operate free-standing CyberKnife systems, rather than hospital-based customers. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installations or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales and revenues, and therefore harm our business and results of operations.

If third-party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife system, our revenue would be adversely affected.

Our customers rely significantly on reimbursement for CyberKnife procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third-party payors provide appropriate coverage and reimbursement for our products and related procedures. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage for or payment of our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results. In October 2009, the Centers for Medicate and Medicaid Services issued the 2010 Medicare payment rates.  The reimbursement rates are modestly lower than in the prior year, which could have a negative impact on the continued use of our products by existing customers and our ability to obtain new customers.

Healthcare reform legislation could adversely affect our revenue and financial condition.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators, and third-party payors to keep these costs down. Certain proposals, if passed, may impose limitations on the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a material adverse effect on our financial position and results of operations.

Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, and adversely affect our business, possibly materially.

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

Date:   November 6, 2009