Form 10-Q
period 2009-12-31
ACCURAY INC
filed 2010-02-04
CIK 1138723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of January 11, 2010, there were 57,740,069 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended December 31, 2009

PART I.                 FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,463	$36,835
Restricted cash	873	527
Short-term available-for-sale securities	74,504	64,634
Trading securities	22,011	—
Accounts receivable, net of allowance for doubtful accounts of $24 and $484 at December 31, 2009 and June 30, 2009, respectively	37,433	36,427
Inventories	25,292	28,909
Prepaid expenses and other current assets	8,973	6,186
Deferred cost of revenue—current	15,761	18,984
Total current assets	224,310	192,502
Long-term available-for-sale securities	14,254	35,245
Long-term trading securities	—	22,007
Deferred cost of revenue—noncurrent	2,817	2,933
Property and equipment, net	12,502	15,066
Goodwill	4,495	4,495
Intangible assets, net	517	668
Other assets	1,622	1,470
Total assets	$260,517	$274,386
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,175	$14,941
Accrued compensation	8,737	10,119
Other accrued liabilities	9,608	5,649
Customer advances	13,577	13,185
Deferred revenue—current	53,098	68,105
Total current liabilities	96,195	111,999
Long-term liabilities:
Long-term other liabilities	697	708
Deferred revenue—noncurrent	6,218	7,777
Total liabilities	103,110	120,484
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 59,847,863 and 58,783,547 shares at December 31, 2009 and June 30, 2009, respectively; outstanding: 57,707,845 and 56,643,529 shares at December 31, 2009 and June 30, 2009, respectively	58	57
Additional paid-in capital	282,048	273,946
Accumulated other comprehensive income	270	416
Accumulated deficit	(124,969)	(120,517)
Total stockholders’ equity	157,407	153,902
Total liabilities and stockholders’ equity	$260,517	$274,386

Condensed consolidated balance sheet at June 30, 2009 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net revenue:
Products	$35,686	$41,301	$66,032	$78,756
Shared ownership programs	456	876	937	1,912
Services	20,688	13,922	40,342	29,829
Other	491	1,538	585	2,997
Total net revenue	57,321	57,637	107,896	113,494
Cost of revenue:
Cost of products	17,556	17,520	32,207	32,264
Cost of shared ownership programs	329	207	650	469
Cost of services	13,133	8,972	27,053	20,157
Cost of other	339	1,529	403	2,766
Total cost of revenue	31,357	28,228	60,313	55,656
Gross profit	25,964	29,409	47,583	57,838
Operating expenses:
Selling and marketing	10,063	10,723	18,712	24,203
Research and development	7,769	8,794	15,431	17,548
General and administrative	10,430	9,259	19,360	19,692
Total operating expenses	28,262	28,776	53,503	61,443
Income (loss) from operations	(2,298)	633	(5,920)	(3,605)
Other income, net	426	748	911	1,861
Income (loss) before provision for (benefit from) income taxes	(1,872)	1,381	(5,009)	(1,744)
Provision for (benefit from) income taxes	(696)	31	(557)	85
Net income (loss)	$(1,176)	$1,350	$(4,452)	$(1,829)
Net income (loss) per share:
Basic net income (loss) per share	$(0.02)	$0.02	$(0.08)	$(0.03)
Weighted average common shares used in computing basic net income (loss) per share	57,405	55,064	57,112	54,845
Diluted net income (loss) per share	$(0.02)	$0.02	$(0.08)	$(0.03)
Weighted average common shares used in computing diluted net income (loss) per share	57,405	58,267	57,112	54,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2009	2008

Cash Flows From Operating Activities
Net loss	$(4,452)	$(1,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,892	3,304
Stock-based compensation	6,354	8,552
Realized gain on investments	(2)	(3)
Unrealized loss on long-term trading securities, net of gain on put option	(227)	860
Provision for bad debts	(460)	168
Loss on write-down of inventories	2,162	1,478
Loss on disposal of property and equipment	18	66
Changes in assets and liabilities:
Accounts receivable	(990)	(7,467)
Inventories	1,934	(3,340)
Prepaid expenses and other current assets	(3,119)	(2,204)
Deferred cost of revenue	2,804	9,199
Other assets	(161)	(45)
Accounts payable	(3,731)	(3,757)
Accrued liabilities	3,400	5,233
Customer advances	525	(6,524)
Deferred revenue	(16,416)	(16,387)
Net cash used in operating activities	(8,469)	(12,696)
Cash Flows From Investing Activities
Purchases of property and equipment	(950)	(1,415)
Restricted cash	(394)	4,249
Purchase of investments	(36,651)	(76,079)
Sale and maturity of investments	47,850	74,656
Net cash provided by investing activities	9,855	1,411
Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,066	2,698
Proceeds from employee stock purchase plan	872	806
Excess tax benefit from stock-based compensation	(498)	—
Net cash provided by financing activities	1,440	3,504
Effect of exchange rate changes on cash	(198)	218
Net increase (decrease) in cash and cash equivalents	2,628	(7,563)
Cash and cash equivalents at beginning of period	36,835	36,936
Cash and cash equivalents at end of period	$39,463	$29,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. DESCRIPTION OF BUSINESS

Organization

Accuray Incorporated (the “Company”) designs, develops and sells the CyberKnife system (“CyberKnife”), which is an image-guided robotic radiosurgery system used for the treatment of solid tumors anywhere in the body.

The Company is incorporated in Delaware, USA and has eleven wholly-owned subsidiaries: Accuray International SARL, located in Geneva, Switzerland, Accuray Europe SAS, located in Paris, France, Accuray UK Ltd, located in London, United Kingdom, Accuray Asia Limited, located in Hong Kong, Accuray Japan KK, located in Tokyo, Japan, Accuray Spain, S.L.U., located in Madrid, Spain, Accuray Medical Equipment (India) Private Ltd., located in New Delhi, India, Accuray Medical Equipment (SEA) Private Limited, located in Singapore, Accuray Medical Equipment (Rus) LLC, located in Moscow, Russia, Accuray Medical Equipment GmbH, located in Munich, Germany and Accuray Tibbi Cihazlar Ve Malzemeler Ithalat Ihracat Anonim Sirketi, located in Istanbul, Turkey.  The purpose of these subsidiaries is to market and service the Company’s products in the respective countries in which they are located.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

On June 23, 2009, the Company prospectively changed its fiscal year end from the Saturday closest to June 30, to June 30. Beginning with the fiscal year ended June 30, 2010 (“fiscal 2010”), the Company’s fiscal quarters end on September 30, December 31, March 31 and June 30.

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

The accompanying condensed consolidated balance sheet as of December 31, 2009 and the condensed consolidated statements of operations for the three and six-month periods ended December 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2009 and 2008 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2009 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the SEC.  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The Company has evaluated subsequent events through February 4, 2010, which is the date that the unaudited condensed consolidated financial statements were issued. The results for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the year ending June 30, 2010 or for any other interim period or for any future year.

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

The majority of the Company’s executed sales contracts are denominated in U.S. dollars.  The CyberKnife system sales contracts denominated in local currency are direct end customer transactions for international customers.  At December 31, 2009, there was one sales contract for CyberKnife system denominated in foreign currency, which was recorded in deferred revenue in the accompanying condensed consolidated balance sheets.

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

Marketable Securities

The Company’s available-for-sale securities on the condensed consolidated balance sheets include commercial paper, corporate debt and debt issued by U.S. government sponsored enterprises. All marketable securities designated as available-for-sale are reported at estimated fair value, with unrealized gains and losses recorded in stockholders’ equity and included in accumulated other comprehensive income. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income, net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Available-for-sale marketable securities with original maturities greater than approximately three months and remaining maturities of one year or less are classified as short-term available-for-sale marketable securities. Available-for-sale marketable securities with remaining maturities of greater than one year are classified as long-term available-for-sale marketable securities. The Company has the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value.

The Company’s trading securities on the condensed consolidated balance sheets consist of (i) auction-rate securities (“ARS”) that are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education and (ii) a put option held in respect to these ARS (see Note 3). Changes in the fair value of the Company’s trading securities are reported in other income, net.

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

For the three and six months ended December 31, 2009 and 2008, there were no customers that represented 10% or more of total revenue. The following summarizes the accounts receivable from customers in excess of 10% of total accounts receivable:

	December 31,	June 30,
	2009	2009
Customer A	—	11%
Customer B	—	10%
Customer C	12%	—
Customer D	12%	—

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

Costs associated with providing PCS and maintenance services are expensed when incurred, except when those costs are related to units where revenue recognition has been deferred. In those cases, the costs are deferred and are recognized over the period of revenue recognition.

Distributor sales

Sales to third party distributors are evidenced by a distribution agreement governing the relationship together with binding purchase orders or signed quotation on a transaction-by-transaction basis. The Company records revenues from sales of CyberKnife systems to distributors based on a sell-through method where revenue is only recognized upon sell-through of the product to the end user customer and once all other revenue recognition criteria are met including completion of all obligations under the terms of the purchase order or signed quotation. For sales of product upgrades and accessories to distributors, revenue is recognized on either a sell-through or sell-in basis, depending upon the terms of the purchase order or signed quotation and once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exist, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

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

The CyberKnife systems associated with the Company’s shared ownership program are recorded within property and equipment. Effective April 1, 2009, the estimated useful life of the Company’s placement units was reduced from ten to seven years due to a change in management’s estimate. Depreciation and warranty expenses attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership program.

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

Goodwill and Other Purchased Intangibles

Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. Goodwill and other intangible assets resulted from the Company’s January 2005 acquisition of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”). The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. The Company performs an annual test for impairment of goodwill and intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. As of December 31, 2009, there were no indicators of impairment.

Stock-Based Compensation

The Company recognizes stock-based compensation expense by estimating the fair value of each stock option, restricted stock unit award (“RSU”), or stock issuance through the Company’s employee stock purchase plan (“ESPP”), on the date of grant using the Black-Scholes option-pricing model. The fair market value of the Company’s common stock was calculated at the date of grant by its closing market price as published by the Nasdaq Global Market. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the vesting term (for example, 25% on the first anniversary of the vesting start date and 36 equal monthly installments thereafter) and on its partial life history.  The expected term for stock issuances under the ESPP was based upon the offering period of the ESPP.  The risk-free interest rate for the expected term of the option award or issuance was based on the U.S. Treasury Constant Maturity rate. The Company’s forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated annual forfeiture rates are based on our historical forfeiture experience.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents are determined under the treasury stock method. Shares used in the computation on net income (loss) per common share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Weighted-average shares - basic	57,405,241	55,064,326	57,112,352	54,844,804
Effect of dilutive securities:
Stock options and restricted stock units	—	3,202,927	—	—
Weighted-average shares - diluted	57,405,241	58,267,253	57,112,352	54,844,804

For the three months ended December 31, 2008, 4,251,699 common stock equivalents were not included in dilutive shares as their effect is anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on investments that have been excluded from the determination of net income (loss). Comprehensive income (loss) for the three and six months ended December 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss)	$(1,176)	$1,350	$(4,452)	$(1,829)
Unrealized gain (loss) on investments	(124)	3,369	(147)	1,613
Foreign currency translation adjustments	(13)	(9)	1	(7)
Comprehensive income (loss)	$(1,313)	$4,710	$(4,598)	$(223)

Segment Information

The Company has determined that it operates in only one segment as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the United States are not material.

The Company markets its products in the United States and internationally through its direct sales force and indirect distribution channels. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Americas (including Puerto Rico)	$45,256	$35,564	$75,882	$77,816
Europe	8,460	10,853	25,089	12,526
Asia (excluding Japan)	868	8,661	1,593	14,754
Japan	2,737	2,559	5,332	8,398
Total	$57,321	$57,637	$107,896	$113,494

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) (formerly Emerging Issues Task Force Issue 08-1) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”) (formerly Emerging Issues Task Force Issue 09-3). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company anticipates adopting ASU 2009-13 and ASU 2009-14 in fiscal 2011 and is currently assessing the impact of the adoption of ASU 2009-13 or ASU 2009-14 on the Company’s condensed consolidated financial statements.

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

In June 2009, the FASB issued ASC 860-10, Transfers and Servicing (“ASC 860-10”) (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860-10 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of ASC 860-10 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. FINANCIAL INSTRUMENTS

The Company is permitted to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. In November 2008, the Company entered into an agreement (“Rights Agreement”) with UBS, which provides the Company with ARS Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through

July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option initially recorded at fair value. Under the Rights Agreement, UBS may, at its discretion, purchase or sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. The Company agreed to release UBS from certain potential claims related to its marketing and sale of ARS. Additionally, UBS offered a “no net cost” loan to the Company for up to 75% of par value of the ARS as determined by UBS until June 30, 2010 (See Note 9).

The Company elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value resulted in a gain included in “Other income, net” for the put option which is recorded in trading securities on the accompanying condensed consolidated balance sheets.

Due to UBS’s ability to sell the ARS at any time under the Rights Agreement, the ARS previously reported as available-for-sale have been transferred to trading securities on the condensed consolidated balance sheets. Due to the change in classification to trading securities, at the time of entering into the Rights Agreement, the Company transferred the previously accumulated unrealized loss of $3.8 million from “Accumulated other comprehensive income (loss)” to “Other income, net” and recorded additional net unrealized gains of $3.1 million relating to the change in fair value of the trading securities from November 2008 through December 31, 2009 in “Other income, net”. At December 31, 2009 and June 30, 2009, the total fair value of the ARS was $21.4 million and $20.7 million, respectively, net of $0.7 million and $1.7 million, respectively, of unrealized losses.

Additionally, the Company recorded unrealized gains of $3.3 million related to the fair value of the put option at the time it entered into the Rights Agreement and recorded unrealized losses relating to the change in fair value of the put option beginning in November 2008. During the three and six months ended December 31, 2009, the Company recorded a total unrealized loss of $0.3 million and $0.8 million, respectively, for a total fair value of the put option of $0.6 million as of December 31, 2009. During the three and six months ended December 31, 2008, the Company recorded a total unrealized loss of $0.1 million for a total fair value of the put option of $3.3 million as of December 31, 2008. During the three and six months ended December 31, 2009, $0.4 million and $1.0 million, respectively, of unrealized gain in fair value of the ARS resulted in a net unrealized gain of $0.1 million and $0.2 million, respectively, to “Other income, net”.  During the three and six months ended December 31, 2008, $0.8 million of total unrealized loss in fair value of the ARS resulted in a total net unrealized loss of $0.9 million to “Other income, net”.  During the three and six months ended December 31, 2009, UBS redeemed $0.1 million and $0.2 million, respectively, of the ARS, which generated realized gains that were not material. During the three and six months ended December 31, 2008, UBS did not redeem any of the ARS.

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

The following tables sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2009 and June 30, 2009, according to the valuation techniques the Company used to determine their fair values (in thousands):

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2009	Level 1	Level 2	Level 3
Money market funds	$15,008	$15,008	$—	$—
Corporate notes	30,504	—	30,504	—
Commercial paper	25,369	—	25,369	—
U.S. government and governmental agency obligations	32,885	—	32,885	—
Auction-rate securities	21,441	—	—	21,441
Put option	570	—	—	570
Total	$125,777	$15,008	$88,758	$22,011

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2009	Level 1	Level 2	Level 3
Money market funds	$19,549	$19,549	$—	$—
Corporate notes	27,251	—	27,251	—
Commercial paper	21,865	—	21,865	—
U.S. government and governmental agency obligations	50,763	—	50,763	—
Auction-rate securities	20,669	—	—	20,669
Put option	1,338	—	—	1,338
Total	$141,435	$19,549	$99,879	$22,007

Investments in marketable securities classified as available-for-sale by security type at December 31, 2009 and June 30, 2009, consisted of the following (in thousands):

	December 31, 2009
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$25,357	$12	$—	$25,369
US Corporate debt	23,114	156	(1)	23,269
Government-sponsored enterprises	25,805	66	(5)	25,866
Total short-term investments	74,276	234	(6)	74,504
Long-term investments:
US Corporate debt	7,161	74	—	7,235
Government-sponsored enterprises	7,000	19	—	7,019
Total long-term investments	14,161	93	—	14,254
Total short and long-term investments	$88,437	$327	$(6)	$88,758

	June 30, 2009
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$21,869	$14	$(18)	$21,865
US Corporate debt	9,993	81	—	10,074
Government-sponsored enterprises	32,456	239	—	32,695
Total short-term investments	64,318	334	(18)	64,634
Long-term investments:
US Corporate debt	17,094	103	(20)	17,177
Government-sponsored enterprises	18,001	67	—	18,068
Total long-term investments	35,095	170	(20)	35,245
Total short and long-term investments	$99,413	$504	$(38)	$99,879

All of the Company’s investments with continuous unrealized losses have been in an unrealized loss position for less than twelve months at December 31, 2009. The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2009 were temporary in nature.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs (in thousands).

	Three Months	Six Months
	Ended	Ended
	December 31, 2009	December 31, 2009
Beginning balance	$22,045	$22,007
Realized gain on auction rate securities included in earnings (1)	3	5
Unrealized gain on auction rate securities included in earnings (1)	408	992
Redemption of auction rate securities	(125)	(225)
Unrealized loss on put option included in earnings (1)	(320)	(768)
Balance at December 31, 2009	$22,011	$22,011

(1) Represents the amount of total gains (losses) for the period included in earnings relating to assets still held on December 31, 2009.

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

Commercial paper. Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 170 days. The entire $25.4 million and $21.9 million held as of December 31, 2009 and June 30, 2009, respectively, in commercial paper are classified as short-term marketable securities on the Company’s condensed consolidated balance sheets. The portion in cash and cash equivalents represents highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less. The market approach was used to value the Company’s commercial paper. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

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

Auction-rate securities.  As of December 31, 2009, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to December 31, 2008, the Company estimated Level 3 fair values for these securities based on the financial institutions broker’s valuations. The financial institution broker valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of December 31, 2008, the Company determined Level 3 fair value using an income approach. The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded corporate debt of similar credit rating and an adjustment for lack of liquidity. The coupon rate was assumed to equal the stated maximum auction rate being received, which is the lesser of (i) an average trailing twelve month yield for the ARS that is equal to the average trailing twelve month 91-day U.S. Treasury rate plus 1.20% or 1.50% premium according to provisions outlined in each security’s agreement, (ii) the one-month LIBOR rate as of the auction date plus 1.5%, or (iii) a maximum interest rate of either 17% or 18% (specific to each ARS). The estimated time to liquidity was 3.25 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

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

4. BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,	June 30,
	2009	2009
Accounts receivable	$33,948	$36,539
Unbilled fees and services	3,509	372
	37,457	36,911
Less: Allowance for doubtful accounts	(24)	(484)
Accounts receivable, net	$37,433	$36,427

Inventories

Inventories consist of the following (in thousands):

	December 31,	June 30,
	2009	2009
Raw materials	$12,160	$12,172
Work-in-process	9,203	13,006
Finished goods	3,929	3,731
Total inventories	$25,292	$28,909

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2009	2009
Furniture and fixtures	$3,655	$3,404
Computer and office equipment	8,348	7,982
Leasehold improvements	7,682	7,676
Machinery and equipment	14,337	14,097
CyberKnife shared ownership systems	3,760	3,725
	37,782	36,884
Less: Accumulated depreciation and amortization	(25,280)	(21,818)
Property and equipment, net	$12,502	$15,066

Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2009 was $2.0 million and $3.7 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2008 was $1.6 million and $3.2 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program as of December 31, 2009 and June 30, 2009 was $1.7 million and $1.0 million, respectively.

5. INVESTMENT

On July 29, 2008, the Company and Morphormics entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company’s treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company’s equity is considered to be at risk and is deemed not sufficient to finance Morphormics’ current product development activities without additional subordinated financial support. In addition, the Company is deemed to be Morphormics’ primary beneficiary; therefore, it would absorb a majority of expected losses. The Company consolidates Morphormics in its financial results. The consolidation of Morphormics’ assets and liabilities did not have a material effect on the Company’s consolidated balance sheets at December 31, 2009 or June 30, 2009. Subsequent to July 29, 2008, the Company has recorded cumulative losses of $1.3 million on its investment in Morphormics. The remaining $0.2 million of the Company’s investment remains at risk as of December 31, 2009.

In July 2009, Morphormics entered into a promissory note (“Note”) with a third party and received loan proceeds of $200,000. The Note bears interest at a rate of 5.5% per annum, compounded monthly.  Fifty percent of the Note principal becomes due within thirty days of Morphormics deriving gross proceeds from the sale of a product.  The remaining Note principal and all accrued interest is payable upon the earlier of: 1) thirty days of Morphormics receiving a payment from the Company associated with a purchase commitment, or 2) July 1, 2012.  At December 31, 2009, Morphormics paid off all outstanding amounts under the Note.

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

On November 24, 2009, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of the Company’s current and former officers and directors.  The Company is named as a nominal defendant.  Two other shareholder derivative lawsuits were filed in the same court on November 30, 2009 and December 1, 2009.  These three actions have been consolidated.  The consolidated complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company’s business and financial performance, and that certain defendants also violated the federal securities laws.  The consolidated complaint seeks unspecified monetary damages and other relief.

As of December 31, 2009, the Company has not recorded any liabilities for the above referenced lawsuits as a loss is not considered probable or estimable.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that are probable losses as of December 31, 2009.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation charges included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Cost of revenue	$445	$547	$676	$1,179
Selling and marketing	655	935	1,463	1,980
Research and development	653	751	1,301	1,533
General and administrative	1,496	1,348	2,914	3,860
	$3,249	$3,581	$6,354	$8,552

At December 31, 2009 and June 30, 2009, capitalized stock-based compensation costs of $352,000 and $456,000, respectively, were included as components of inventory.

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

The Company recognized related party revenue of $229,000 and $427,000 during the three and six months ended December 31, 2008, respectively, relating to products and services provided to Stanford.  The Company recorded $29,000 and $57,000 of expense during the three and six months ended December 31, 2008, respectively, relating to research grants with Stanford to support customer studies related to the Company’s CyberKnife systems. At June 30, 2009, $209,000 was recorded as deferred revenue and advances relating to related party payments made by Stanford. At June 30, 2009, $9,000 was due from Stanford.

In April 2008, the Company entered into a consulting agreement with Dr. Adler, whereby Dr. Adler was entitled to receive a maximum compensation of $167,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2008.

In April 2009, the Company entered into a new consulting agreement with Dr. Adler, which terminated the prior consulting agreement discussed above. Under the new consulting agreement, Dr. Adler is entitled to receive a maximum compensation of $168,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2009. This agreement has a term of one year; however, the Company has received notice from Dr. Adler of his termination of this agreement, effective March 20, 2010. The Company recognized consulting expense for Dr. Adler in the amount of $42,000 and $84,000 for the three and six months ended December 31, 2008.

9. SECURED CREDIT LINE

In November 2008, the Company obtained a line of credit with UBS in conjunction with the Rights Agreement (see Note 3). The line of credit is due on demand and allows for borrowings of up to 75% of par value of the Company’s ARS. The line of credit is secured by the Company’s ARS, which have been pledged as collateral. Advances under this agreement bear interest with interest payments payable monthly. No borrowings were outstanding during the three or six months ended December 31, 2009.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2009 and results of operations for the three and six months ended December 31, 2009 and 2008 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended June 30, 2009 and supplemented by the Risk Factors set forth in Part II, Item 1A of this quarterly report on Form 10-Q. We encourage you to read those sections carefully.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated.

Overview

We have developed the first and only commercially available intelligent robotic radiosurgery system, the CyberKnife system, designed to treat solid tumors anywhere in the body as an alternative to traditional surgery. The CyberKnife system combines continuous image-guidance technology with a compact linear accelerator that has the ability to move in three dimensions according to the treatment plan. Our image-guidance technology enables the system to continuously acquire images to track a tumor’s location and transmit any position corrections to the robotic arm prior to delivery of each dose of radiation. Our compact linear accelerator (“linac”) is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy the tumor. This combination, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife system autonomously tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation typically with sub-millimeter accuracy. The CyberKnife procedure requires no anesthesia, can be performed on an outpatient basis and allows for the treatment of patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife procedure is designed to avoid many of the potential risks and complications that are associated with other treatment options and is more cost effective than traditional surgery.

In July 1999, we obtained 510(k) clearance from the United States Food and Drug Administration, or FDA, to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. We received approval for full-body treatment in Japan in June 2008; previously our CyberKnife regulatory approvals in Japan were limited to treatment for indications in the head and neck. The CyberKnife system has also been approved for various indications in Korea, Taiwan, China and other countries. To date, our CyberKnife system has been used to deliver more than 80,000 patient treatments.

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, Singapore, Moscow, Russia, Munich, Germany, Istanbul, Turkey and London, UK. As of December 31, 2009, we had 47 employees in our sales organization.

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of December 31, 2009, we had 190 CyberKnife systems installed at customer sites, including 187 sold and three pursuant to our shared ownership program. Of the 190 systems installed, 124 are in the Americas, 42 are in Asia and 24 are in Europe.

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

We generate revenue from sales of products and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current United States price for the CyberKnife system typically includes initial training, installation, and a one-year warranty. We also offer optional hardware and software when and if available, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. Prior to introducing our Diamond plan, we offered our Platinum service plan which provided specified future upgrade obligations. For systems sold with a Platinum service plan, all revenue, including CyberKnife product and service revenue, is deferred until all upgrade obligations have been satisfied and then is recognized ratably over the remaining life of the Platinum service contract. As of December 31, 2009, 148 of our customers had purchased service plans.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For calendar year 2010, the national unadjusted average Medicare payment rates under Healthcare Common Procedure Coding System, or HCPCS, are $3,572 under code G0339, the billing code for the first treatment, and $2,488 under code G0340, the billing code for each of the second through fifth treatments, approximately six percent and four percent less than 2009 payment rates, respectively. Payment for the free-standing clinic setting is governed by the final Medicare Physician Fee Schedule. For 2010, payment for CyberKnife procedures in the freestanding clinic settings for first and subsequent treatments is set by local Medicare carriers and rates may vary from low payment to a payment rate exceeding the hospital outpatient payment rates.

In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the free-standing clinic setting. Payment to physicians is based on the Medicare Physician Fee Schedule, and payment amounts are updated on an annual basis. For 2010, Medicare adjusted reimbursement rates for the Current Procedural Terminology, or CPT, code series describing the surgeon’s role in the delivery of CyberKnife cranial and spinal procedures beginning with 61796 and 63620 to varying degrees. For example, the rate for treating five simple cranial lesions was reduced by less than one percent, and the rate for treating one complex cranial lesion was increased by more than 40%. Radiosurgery procedures in other anatomies require other surgeons to bill unlisted CPT codes with no assigned payment rates. Payment rates for unlisted codes are set by the local Medicare carrier and rates may vary from no payment to rates equivalent to the comparable CPT rates for the series beginning with 61796 and 63620. Coding for other physicians (primarily radiation oncologists) involved in the delivery of CyberKnife treatment increased by one percent.

In November of 2009, we announced the introduction of the CyberKnife VSI ™ system, which allows physicians to perform conventionally fractioned robotic image guided intensity-modulated radiation therapy, or Robotic IMRT, in addition to Robotic Stereotactic Radiosurgery procedures.  Reimbursement for Robotic IMRT is expected to be similar to conventional IMRT.

Our future success will depend in large part on our ability to maintain and increase our position in the market. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Our business and sales and installation cycle does not immediately create recognizable revenue. As such, we must invest in sales and marketing activities up to 24 months prior to realizing the revenue from those activities. Our ability to achieve and maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth.

Financial Condition

Direct Sales and Installation Cycle

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

The Platinum plan obligates us to deliver up to two upgrades per year during the term of the contract. We have not established fair value for those future obligations; hence, generally accepted accounting principles in the United States (“GAAP”) requires that we cannot begin to recognize any of the revenue or cost of sales derived from the sale of the CyberKnife system or the associated service plan until all upgrade obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we ratably recognize the revenue and related cost of sales from the sale of the CyberKnife system and the Platinum plan over the remaining life of the contract.

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

Warranty

All customers purchasing a CyberKnife system receive up to a two-year warranty included in the support agreement. In circumstances where we have VSOE of fair value for all undelivered elements, we recognize the CyberKnife system purchase price minus the fair value of support upon installation, and we recognize the value of one year of support ratably over the twelve months following installation.

Shared Ownership Program Revenue

As of December 31, 2009, we had systems placed under our shared ownership program only in the U.S. We recognize revenue monthly from our shared ownership program that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from our shared ownership program of $0.5 million and $0.9 million for the three and six months ended December 31, 2009, respectively. We recognized revenue from our shared ownership program of $0.9 million and $1.9 million for the three and six months ended December 31, 2008, respectively. In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

The CyberKnife system shared ownership systems are recorded within property and equipment and are depreciated over their estimated life of seven years. Depreciation and warranty expense attributable to shared ownership systems are recorded within cost of shared ownership program as they are incurred.

International Sales Revenue

We sell our products internationally through a combination of direct sales force and a network of distributors. We have strategically developed distributor relationships to serve our customers. Many of our distributors are responsible for installation and front-end support.

For international sales, we recognize revenue once we have met all of our obligations associated with the purchase agreement, other than for undelivered service elements for which we have VSOE of fair value. In most cases, this occurs after the distributor has shipped the unit to the end user or provided evidence of proof of sell-through to the end user, assuming all of our remaining obligations have been satisfied. Payments are sometimes secured through letters of credit. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification. Net revenue from international customers was $12.1 million and $32.0 million for the three and six months ended December 31, 2009, respectively.  Net revenue from international customers was $22.1 million and $35.7 million for the three and six months ended December 31, 2008, respectively.

Backlog

To be reported in our backlog, an order must have no contingencies as well as meet certain criteria.  Most of the non-contingent contracts that are not included in the reported backlog did not meet the criteria because we had not received a deposit for the orders.  Those orders were generally from international distributors as we have not always required a deposit on such orders.  At December 31, 2009, our backlog was $325 million.  There were no cancellations in the second quarter of fiscal year 2010 of orders previously reported as part of backlog.

Although our backlog includes only contractual commitments from our customers, we can not make assurances that we will convert it into recognized revenue due to factors outside our control, such as changes in customers’ needs.

Results of Operations

Overview

Our results of operations are divided into the following components:

Net revenue.    Our net revenue consists primarily of product revenue (revenue derived primarily from the sale of CyberKnife systems and the sale of linacs for other uses), shared ownership program revenue (revenue generated from our shared ownership program), services revenue (revenue generated from sales of service plans and training) and other revenue (revenue from specialized upgrade services for units previously sold in Japan, other specialized services and other non-license products).

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

Other income, net.    Other income, net consists primarily of interest earned on our cash and cash equivalents and investments, unrealized gains on our trading securities, net of unrealized losses on our put option, foreign currency transaction gains and losses, losses on fixed asset disposals, and state and local sales and use tax fines and penalties. We expect interest income to decrease in the near future in response to the recent decline in interest rates, offset by unrealized gains on our long-term trading securities, net of unrealized losses on our put option.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Net Revenue

	Three Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
Products	$35,686	$41,301	$(5,615)	(14)%
Shared ownership program	456	876	(420)	(48)%
Services	20,688	13,922	6,766	49%
Other	491	1,538	(1,047)	(68)%
Net Revenue	$57,321	$57,637	$(316)	(1)%

Total net revenue for the three months ended December 31, 2009 decreased $0.3 million from the three months ended December 31, 2008.  Excluding revenue recognized for systems sold under our Platinum plan, we recognized $32.3 million and $35.8 million of product revenue for the three months ended December 31, 2009 and 2008, respectively.  We recognized non-Platinum service revenue of $14.9 million for the three months ended December 31, 2009, which increased approximately $4.8 million from the three months ended December 31, 2008, due to the continued growth in our installed base under service plans. As of December 31, 2009 and 2008, 133 and 87 of our customers, respectively, had purchased non-Platinum service plans.

We recognized $9.2 million of revenue for the three months ended December 31, 2009 from systems sold under our Platinum plan, $3.4 million for product revenue and $5.8 million for service revenue.  By comparison, we recognized $9.4 million of revenue for the three months ended December 31, 2008 from systems sold under our Platinum plan, including $5.5 million for product revenue and $3.8 million for service revenue. As of December 31, 2009, we had satisfied all upgrade delivery obligations on all units sold under our Platinum plan. Once all upgrade delivery obligations have been satisfied, revenue is recognized over the remaining term of the contract service term.

We anticipate our non-Platinum revenue to continue to grow in future periods, while we expect Platinum revenue to decrease in future periods. Additionally, we expect our service revenue to increase as our installed base continues to grow.

Gross Profit

	Three Months Ended December 31,
	2009		2008
	(Dollars in	(% of net	(Dollars in	(% of net
	thousands)	revenue)	thousands)	revenue)
Gross profit	$25,964	45.3%	$29,409	51.0%
Products	$18,130	50.8%	$23,781	57.6%
Shared ownership program	$127	27.9%	$669	76.4%
Services	$7,555	36.5%	$4,950	35.6%
Other	$152	31.0%	$9	0.6%

The decrease in gross profit margin was caused principally by three factors:

•                  Significant increase in services revenue, which has higher costs of revenue as compared to product revenue, as a percentage of total net revenues,

•                  Change in mix of direct and distributor sales, as well as a trend towards higher product functionality configurations which carry higher costs, and

•                  The sale of non-medical items in our second quarter of 2010 that carried a significantly lower product margin than our average system margin.

Selling and Marketing

	Three Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
Sales and marketing	$10,063	$10,723	$(660)	(6)%
Percentage of net revenue	17.6%	18.6%

Selling and marketing expenses for the three months ended December 31, 2009 decreased $0.7 million compared to the three months ended December 31, 2008. The decrease was primarily attributable to a $0.3 million decrease in compensation and benefits related expense, primarily due to the workforce alignment plan executed in fiscal year 2009 and decreased travel related expense of $0.4 million as a result of lower headcount and decreased stock-based compensation expense of $0.3 million. The decrease was partially offset by higher marketing communications expense of $0.5 million due to the timing of our participation in the largest annual trade show shifting to the second quarter in fiscal 2010 from the first quarter of fiscal year 2009.

Research and Development

	Three Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
Research and development	$7,769	$8,794	$(1,025)	(12)%
Percentage of net revenue	13.6%	15.3%

Research and development, or R&D expenses for the three months ended December 31, 2009 decreased $1.0 million compared to the three months ended December 30, 2008. The decrease was primarily attributable to lower compensation and benefits related expense of $0.7 million due to the workforce alignment plan executed in fiscal year 2009 and lower spending for consulting and outside services of $0.5 million.  R&D expense may increase in the second half of fiscal year 2010 over the first half of the fiscal year due to costs associated with the continued advancement of the CyberKnife capabilities.

General and Administrative

	Three Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
General and administrative	$10,430	$9,259	$1,171	13%
Percentage of net revenue	18.2%	16.1%

General and administrative, or G&A expenses for the three months ended December 31, 2009 increased $1.2 million compared to the three months ended December 31, 2008. The increase was primarily attributable to higher outside services expense for legal and accounting consulting fees of $1.7 million, partially associated with the ongoing class action shareholder lawsuit and increased travel expense of $0.2 million. The increase was partially offset by lower compensation and benefits related expense of $0.5 million, primarily due to the workforce alignment plan executed in fiscal year 2009 and decreased spending for recruiting and relocation expenses of $0.4 million. G&A expenses may decrease slightly in the second half of fiscal year 2010 compared to the first half of the fiscal year due to lower stock-based compensation expense. Additionally, the amount of future professional fees associated with the class action shareholder lawsuit is not predictable at this time.

Other Income, Net

	Three Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
Other income, net	$426	$748	$(322)	(43)%
Percentage of net revenue	0.7%	1.3%

Other income, net decreased $0.3 million for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.  The decrease was attributable to a $0.4 million decrease in interest income due to lower average interest rates earned on amounts kept in interest bearing accounts during the three months ended December 31, 2009 compared to the three months ended December 31, 2008, and a $1.0 million decrease in foreign currency transaction gains due to lower net asset balances in Euro-denominated accounts, partially offset by net realized and unrealized investment gains of $0.9 million.

Provision for (Benefit from) Incomes Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

	Three Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
Provision for (benefit from) income taxes	$(696)	$31	$(727)	N/A	%
Percentage of net revenue	(1.2)%	0.1%

Benefit from income taxes was $0.7 million or 37.2% of pre-tax loss for the three months ended December 31, 2009, compared to income tax expense of $31,000, or 2.2 % of pre-tax income for the three months ended December 31, 2008. The tax benefit of $0.7 million is related primarily to an alternative minimum tax benefit realized from the carryback of fiscal year 2009 alternative minimum tax losses to earlier years. A federal law change enacted in November 2009 allows an elective increased carryback period for net operating losses, or NOLs, incurred in tax years ending after December 31, 2007 and beginning before January 1, 2010, including the ability to fully offset alternative minimum taxable income with those losses.  The impact of the anticipated carryback and carryforward of fiscal year 2009 alternative minimum tax losses resulted in a tax benefit of $0.9 million been recorded during the three months ended December 31, 2009.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Net Revenue

	Six Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
Products	$66,032	$78,756	$(12,724)	(16)%
Shared ownership program	937	1,912	(975)	(51)%
Services	40,342	29,829	10,513	35%
Other	585	2,997	(2,412)	(80)%
Net Nevenue	$107,896	$113,494	$(5,598)	(5)%

Total net revenue for the six months ended December 31, 2009 decreased $5.6 million from the six months ended December 31, 2008.  Excluding revenue recognized for systems sold under our Platinum plan, we recognized $57.2 million and $61.6 million of product revenue for the six months ended December 31, 2009 and 2008, respectively.  We recognized non-Platinum service revenue of $29.8 million for the six months ended December 31, 2009, which increased approximately $10.9 million from the six months ended December 31, 2008, due to the continued growth in our installed base under service plans.

We recognized $19.4 million of revenue for the six months ended December 31, 2009 from systems sold under our Platinum plan, $8.8 million for product revenue and $10.6 million for service revenue.  By comparison, we recognized $28.1 million of revenue for the six months ended December 31, 2008 from systems sold under our Platinum plan, including $17.2 million for product revenue and $11.0 million for service revenue. As of December 31, 2009 we had satisfied all upgrade delivery obligations on all units sold under our Platinum plan. Once all upgrade delivery obligations have been satisfied, revenue is recognized over the remaining term of the contract service term.

Gross Profit

	Six Months Ended December 31,
	2009		2008
	(Dollars in	(% of net	(Dollars in	(% of net
	thousands)	revenue)	thousands)	revenue)
Gross profit	$47,583	44.1%	$57,838	51.0%
Products	$33,825	51.2%	$46,492	59.0%
Shared ownership program	$287	30.6%	$1,443	75.5%
Services	$13,289	32.9%	$9,672	32.4%
Other	$182	31.1%	$231	7.7%

The decrease in gross profit margin was caused principally by three factors:

•                  Significant increase in services revenue, which has higher costs of revenue as compared to product revenue, as a percentage of total net revenue,

•                  Change in mix of direct and distributor sales, as well as a trend towards higher product functionality configurations which carry higher costs, and

•                  The sale of non-medical items in our second quarter of 2010 that carried a significantly lower product margin than our average system margin.

Selling and Marketing

	Six Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
Sales and marketing	$18,712	$24,203	$(5,491)	(23)%
Percentage of net revenue	17.3%	21.3%

Selling and marketing expenses for the six months ended December 31, 2009 decreased $5.5 million compared to the six months ended December 31, 2008. The decrease was primarily attributable to a $1.3 million decrease in compensation and benefits related expense due to the workforce alignment plan executed in fiscal year 2009, lower spending for advertising and trade shows of $1.3 million, lower travel expense of $1.0 million, reduced commissions expense of $0.4 million, lower spending for outside services of $0.4 million and a decrease in stock-based compensation of $0.5 million.

Research and Development

	Six Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
Research and development	$15,431	$17,548	$(2,117)	(12)%
Percentage of net revenue	14.3%	15.5%

Research and development expenses for the six months ended December 31, 2009 decreased $2.1 million compared to the six months ended December 30, 2008. The decrease was primarily attributable to reduced compensation and benefits related expense of $1.6 million due to the workforce alignment plan executed in fiscal year 2009 and a net decrease of $0.5 million of other research and development expense.

General and Administrative

	Six Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
General and administrative	$19,360	$19,692	$(332)	(2)%
Percentage of net revenue	17.9%	17.4%

General and administrative expenses for the six months ended December 31, 2009 decreased $0.3 million compared to the six months ended December 31, 2008. The decrease was primarily attributable to a $0.9 million reduction in non-recurring employee separation costs in the six months ended December 31, 2008, lower compensation and benefits related expense of $0.9 million, both primarily due to the workforce alignment plan executed in fiscal year 2009, a decrease in stock-based compensation of $0.9 million and a net decrease of $0.8 million of other general and administrative expense.  The decrease in general and administrative expense was partially offset by a $3.1 million increase in consulting services primarily associated with accounting and tax services performed and increased legal fees principally associated with the ongoing class action shareholder lawsuit.

Other Income, Net

	Six Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
Other income, net	$911	$1,861	$(950)	(51)%
Percentage of net revenue	0.8%	1.6%

Other income, net decreased $1.0 million for the six months ended December 31, 2009 compared to the six months ended December 31, 2008.  The decrease was attributable to a $1.0 million decrease in interest income due to lower average interest rates earned on amounts kept in interest bearing accounts during the six months ended December 31, 2009, compared to the six months ended December 31, 2008, and a $1.1 million decrease in foreign currency transaction gains due to lower net asset balances in Euro-denominated accounts, partially offset by net realized and unrealized investment gains of $1.1 million.

Provision for (Benefit from) Income Taxes

	Six Months Ended
	December 31,		Variance in	Variance in
(Dollars in thousands)	2009	2008	Dollars	Percent
Provision for (benefit from) income taxes	$(557)	$85	$(642)	(755)%
Percentage of net revenue	(0.5)%	0.1%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

Benefit from income taxes was $0.6 million, or 11.1% of pre-tax loss for the six months ended December 31, 2009, compared to income tax of $85,000, or 4.9 % of pre-tax loss for the six months ended December 31, 2008. The tax benefit of $0.6 million is related primarily to an alternative minimum tax benefit realized from the carryback of fiscal year 2009 alternative minimum tax losses to earlier years. A federal law change enacted in November 2009 allows an elective increased carryback period for NOLs incurred in tax years ending after December 31, 2007 and beginning before January 1, 2010, including the ability to fully offset alternative minimum taxable income with those losses.  The impact of the anticipated carryback and carryforward of fiscal year 2009 alternative minimum tax losses resulted in a tax benefit of $0.9 million been recorded during the three months ended December 31, 2009.

Stock-Based Compensation Expense

Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended December 31, 2009 and 2008 such that expense was recorded only for those stock-based awards that are expected to vest. For the three months ended December 31, 2009 and 2008, we recorded $3.2 million and $3.6 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan (“ESPP”) shares issued and RSUs granted to employees. For the six months ended December 31, 2009 and 2008, we recorded $6.4 million and $8.6 million, respectively, of comparable stock-based compensation expense. During the three and six months ended December 31, 2008, we recognized $0.9 million, respectively, of stock-based compensation expense related to accelerated vesting of stock options and RSUs in conjunction with non-recurring employee separation costs, included in the total compensation amounts above. No such expense was recognized for the three or six months ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2009, we had $150.2 million in cash, cash equivalents and marketable securities. In November 2008, we obtained a line of credit with UBS, which is due on demand and allows for borrowings of up to 75% of par value of ARS. No borrowings were outstanding as of December 31, 2009. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

Six Months Ended December 31, 2009 and 2008

Cash Flows From Operating Activities.  Net cash used in operating activities was $8.5 million for the six months ended December 31, 2009. Our net loss of $4.5 million contributed to the use of cash. Negative cash flow from working capital changes include a decrease in deferred revenue, net of deferred cost of revenue of $13.6 million, a $3.7 million decrease in accounts payable and a $3.1 million increase in prepaid expenses and other current assets, partially offset by a $3.4 million increase in accrued liabilities and a $1.9 million decrease in inventory. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan, offset partially by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. The decrease in accounts payable was primarily due to a reduction in our operating expenses.  Non-cash charges included $6.4 million of stock-based compensation and $3.9 million of depreciation and amortization expense.

Net cash used in operating activities for the six months ended December 31, 2008 was $12.7 million. Our net loss for the first six months of fiscal 2009 of $1.8 million was partially offset by an increase in accrued liabilities of $5.2 million. Negative cash flow from working capital changes include an increase in accounts receivable of $7.5 million, a decrease in customer advances of $6.5 million due to a decrease in advanced payments made by customers for product shipments, an increase in inventories of $3.3 million due to an increase in our business volume and a decrease in deferred revenue, net of deferred cost of revenue, of $7.2 million.  The increase in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment.  The increase in accrued liabilities was primarily due to increases in accrued compensation related to payroll, payroll taxes and non-recurring employee separation expenses as well as increases in accrued sales and use and foreign value-added taxes.  The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue previously deferred for two platinum sites that were fully recognized during the six months ended December 31, 2008, as the final upgrades were installed at these sites during the final quarter of the service contract term.  Non-cash charges included $3.3 million of depreciation and amortization expense, $8.6 million of stock-based compensation and $0.9 million unrealized loss on auction rate securities as a result of transferring the securities from available-for-sale to trading securities, net of unrealized gains on the put option recorded in connection with the ARS settlement agreement signed with UBS.

Cash Flows From Investing Activities.  Net cash provided by investing activities was $9.9 million for the six months ended December 31, 2009, which was primarily attributable to net marketable security activities of $11.2 million, which consisted of $47.9 million of sales and maturities of marketable securities, offset by $36.7 million in purchases. We also used $1.0 million of cash for purchases of property and equipment. Our restricted cash increased by $0.4 million due to increased amounts related to contracts with customers requiring that deposited cash amounts be secured via letter of credit until delivery of the CyberKnife unit occurs.

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

Cash Flows From Financing Activities.  Net cash provided by financing activities for the six months ended December 31, 2009 was $1.4 million, which was attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans, offset by excess tax benefit from stock-based compensation of $0.5 million.

Net cash provided by financing activities for the six months ended December 2008 was $3.5 million, which was entirely attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.

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

• capital expenditures;

• effects of competing technological and market developments; and

• number and timing of acquisitions and other strategic transactions.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. If these sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

The following table is a summary of our non-cancelable contractual cash obligations, net of sublease income as of December 31, 2009 (in thousands):

		Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating leases	$14,528	$3,150	$5,862	$5,516	$—
Sublease income	(56)	(56)	—	—	—
Total	$14,472	$3,094	$5,862	$5,516	$—

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the SEC. In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. There have been no material changes in any of our accounting policies since June 30, 2009.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

At December 31, 2009, we had $39.5 million of cash and cash equivalents and $110.8 million invested in other financial instruments. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and investment balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, and except as described below, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before scheduled maturity. If overall interest rates had risen by 100 basis points, the fair value of our net investment position at December 31, 2009 would have decreased by approximately $0.4 million, assuming consistent levels.

Foreign Currency Exchange Rate Risk

At December 31, 2009, there was one sales contract for CyberKnife system denominated in foreign currency, which was recorded in deferred revenue in the accompanying condensed consolidated balance sheets. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, it is likely we will sell in the local currency, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these or contracts we enter into that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

Credit Risk

The par value of $22.1 million of ARS we held as of December 31, 2009 failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. As of December 31, 2009, we have written down our ARS from their par value of $22.1 million to the estimated fair value of approximately $22.0 million. The decline in market value was recorded to other expense in conjunction with our decision to reclassify the ARS from the available-for-sale category to the trading category. In addition, we entered into a Rights Agreement with UBS whereby we have the option to sell the ARS at par value to UBS between June 30, 2010 and July 1, 2012. As part of the settlement with UBS, we have entered into a “no net cost” secured line of credit agreement with UBS. The secured line of credit allows borrowings as determined by UBS. The available borrowings afford us additional cash liquidity until we exercise our option to sell at par value, expected to be on or about June 30, 2010. As of December 31, 2009, no borrowings are outstanding on this line of credit. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 24, 2009, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of the Company’s current and former officers and directors.  The Company is named as a nominal defendant.  Two other shareholder derivative lawsuits were filed in the same court on November 30, 2009 and December 1, 2009.

These three actions have been consolidated.  The consolidated complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company’s business and financial performance, and that certain defendants also violated the federal securities laws.  The consolidated complaint seeks unspecified monetary damages and other relief.

On September 3, 2009, Best Medical filed a lawsuit against us claiming we induced certain individuals to leave the employment of Best Medical and join us in order to gain access to Best Medical’s confidential information and trade secrets. They are seeking monetary damages and other relief.

From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 1A.              Risk Factors.

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.  The descriptions below include any material changes to and supersede the descriptions of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

Risks Related to Our Business

If the CyberKnife system does not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Achieving physician, patient, hospital administrator and third-party payor acceptance of the CyberKnife system as a preferred method of tumor treatment will be crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife system unless they determine, based on experience, clinical data and other factors, that the CyberKnife system is a safe and effective alternative to current treatment methods. We often need to educate physicians about the use of stereotactic radiosurgery, convince healthcare payors that the benefits of the CyberKnife system and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of the CyberKnife system.  For example, the complexity and dynamic nature of stereotactic radiosurgery and IMRT requires significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and IMRT and require departures from their customary practices.  We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and IMRT generally and to encourage the acceptance and adoption of our products for these technologies.

The CyberKnife system was initially used primarily for the treatment of tumors in the brain, and the broader use of the system to treat tumors elsewhere in the body has been a more recent development. As a result, physician and patient acceptance of the CyberKnife system as a comprehensive tool for treatment of solid tumor cancers anywhere in the body has not yet been fully demonstrated, particularly as compared to products, systems or technologies that have longer histories in the marketplace. The CyberKnife system is a major capital purchase and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. These and other factors, including the following, may affect the rate and level of the CyberKnife system’s market acceptance:

•                  the CyberKnife system’s price relative to other products or competing treatments;

•                  our ability to develop new products and enhancements to existing products in a timely manner;

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

•                  extent of third-party coverage and reimbursement rates, particularly from Medicare, for procedures using the CyberKnife system;

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

If we are unable to develop new products or enhance existing products, we may be unable to attract or retain customers.

Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products.  The CyberKnife system is technologically complex and must keep pace with, among other things, the products of our competitors.  We are making significant investments in long-term growth initiatives. For example, in November of 2009 we announced the introduction of the CyberKnife VSI system, which allows physicians to perform conventionally fractioned robotic intensity modulated radiation therapy, or Robotic IMRT, in addition to stereotactic radiosurgery.  Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover.  Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible.  Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them.  Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete.  Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements.

Our ability to successfully develop and introduce new products, treatment systems and product enhancements and simplifications, and the revenues and costs associated with these efforts, are affected by our ability to:

•                  Properly identify customer needs;

•                  Prove feasibility of new products;

•                  Educate physicians about the use of new products and procedures;

•                  Limit the time required from proof of feasibility to routine production;

•                  Comply with internal quality assurance systems and processes timely and efficiently;

•                  Limit the timing and cost of regulatory approvals;

•                  Accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;

•                  Price our products competitively;

•                  Manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

•                  Manage customer acceptance and payment for products;

•                  Manage customer demands for retrofits of both old and new products; and

•                  Anticipate and compete successfully with competitors.

Even if customers accept new products or product enhancements, the revenues from these products may not be sufficient to offset the significant costs associated with making them available to customers.

We cannot be sure that we will be able to successfully develop, manufacture or introduce new products, treatment systems or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the quality system regulation, or QSR, and the FDA.  Failure to complete these processes timely and efficiently could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our backlog, revenues and operating results to suffer.

If we are unable to provide the significant education and training required for the healthcare market to accept our products, our business will suffer.

In order to achieve market acceptance of the CyberKnife system, we often need to educate physicians about the use of stereotactic radiosurgery, convince healthcare payors that the benefits of the CyberKnife system and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of the CyberKnife system.  For example, the complexity and dynamic nature of stereotactic radiosurgery and Robotic IMRT requires significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and Robotic IMRT and require departures from their customary practices.  We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and IMRT generally and to encourage the acceptance and adoption of our products for these technologies.  We cannot be sure that any products we develop will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

We have a large accumulated deficit, may incur future losses and may be unable to maintain profitability.

We have incurred net losses in every fiscal year since our inception except during the fiscal years ended June 30, 2009 and 2008. As of December 31, 2009, we had an accumulated deficit of $125.0 million. We may incur net losses in the future, particularly as we increase our manufacturing, sales and marketing and administrative activities and as we continue our research and development activities. Our ability to maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

We face risks related to the current global economic environment, which could delay or prevent our customers from obtaining financing to purchase the CyberKnife system and implement the required facilities, which would adversely affect our business, financial condition and results of operations.

The state of the global economy continues to be uncertain.  The current global economic conditions pose a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates or does not improve, our business could be negatively affected, including such areas as reduced demand for our products resulting from a slow-down in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

In addition, due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, some of our customers have been delayed in obtaining, or have not be able to obtain, necessary financing for their purchases of the CyberKnife system or for the construction or renovation of facilities to house CyberKnife systems. To date, these delays have primarily affected customers that were planning to operate free-standing CyberKnife systems, rather than hospital-based customers. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales and revenues, and therefore harm our business and results of operations.

The high unit price of the CyberKnife system, as well as other factors, may contribute to substantial fluctuations in our operating results, which could adversely affect our stock price.

Because of the high unit price of the CyberKnife system, and the relatively small number of units installed each quarter, each installation of a CyberKnife system can represent a significant percentage of our revenue for a particular quarter. Therefore, if we do not install a CyberKnife system when anticipated, our operating results will vary significantly from our expectations. This is of particular concern in the current volatile economic environment, where we have had experiences with customers cancelling or postponing orders for our CyberKnife system and delaying the required build-outs. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance. In particular, factors which may contribute to these fluctuations include:

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

•                  fluctuations in our gross margins and the factors that contribute to such fluctuations, as described below;

•                  how well we execute on our strategy and operating plans;

•                  the extent to which our products gain market acceptance;

•                  actions relating to regulatory matters;

•                  demand for our products;

•                  our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•                  our ability to protect our proprietary rights and defend against third party challenges;

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

Because the majority of our revenue is derived from sales of the CyberKnife system, and because we experience a long and variable sales and installation cycle, our quarterly results may be inconsistent from period to period.  These fluctuations in revenue may make it difficult to predict our revenue.

Our sole product is the CyberKnife system.  We expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife system.  The CyberKnife system has lengthy sales and purchase order cycle because it is a major capital equipment item and requires the approval of senior management at purchasing institutions.  The sales process in the United States typically begins with pre-selling activity followed by sales presentations and other sales-related activities. After the customer has expressed an intention to purchase a CyberKnife system, we negotiate and enter into a definitive purchase contract with the customer.  Typically, following the execution of the contract, the customer begins the building or renovation of a facility to house the CyberKnife system, which together with the subsequent installation of the CyberKnife system, can take up to 24 months to complete. During the period prior to installation, the customer must build a radiation-shielded facility to house its CyberKnife system. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit were denied for installation at a specific hospital or treatment center, our CyberKnife system could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases it may be necessary for the entire facility to be completed before the CyberKnife system can be installed, which can result in additional construction and installation delays.  Our sales and installations of CyberKnife systems tend to be heaviest during the third month of each fiscal quarter.

Under our revenue recognition policy, we generally do not recognize revenue attributable to a CyberKnife system purchase until after installation has occurred. For international sales through distributors, we typically recognize revenue when the system is shipped with evidence of sell through to the end user.  Under our current forms of purchase and service contracts, we receive a majority of the purchase price for the CyberKnife system upon installation of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, such as:

•                  procurement delay;

•                  customer funding or financing delay;

•                  delay in or unforeseen difficulties related to customers organizing legal entities and obtaining financing for CyberKnife system acquisition;

•                  construction delay;

•                  delay pending customer receipt of regulatory approvals, including, for example, certificates of need;

•                  delay pending customer receipt of a building or radiation device installation permit; and

•                  delay caused by weather or natural disaster.

In the event that a customer does not, for any of the reasons above or other reasons proceed with installation of the system after entering into a purchase contract, we would only recognize up to the deposit portion of the purchase price as revenue, unless the deposit was refunded to the customer. Therefore, the long sales cycle together with delays in the shipment and installation of CyberKnife systems or customer cancellations would adversely affect our cash flows and revenue, which would harm our results of operations and may result in significant fluctuations in our reporting of quarterly revenues.  Because of these fluctuations, it is likely that in some future quarters, our operating results will fall below the expectations of securities analysts or investors.  If that happens, the market price of our stock would likely decrease.  These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

Our ability to increase our profitability depends in part on increasing our gross margins on product sales and service, which we may not be able to achieve.

A number of factors may result in adverse impacts to our gross margins, including:

•                  The timing of revenue recognition and revenue deferrals;

•                  Sales discounts;

•                  Changes in product configurations;

•                  Increases in material or labor costs;

•                  Increased service costs;

•                  Increased warranty costs;

•                  Excess inventory and inventory holding charges;

•                  Obsolescence charges;

•                  Our ability to reduce production costs;

•                  Increased price competition;

•                  Variation in the margins across products installed in a particular period; and

•                  How well we execute on our strategy and operating plans.

If third-party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife system, demand for our products and our revenue could be adversely affected.

Our customers rely significantly on reimbursement for CyberKnife procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for our products and related procedures. Third party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services.   If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage for or payment of our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.  In October 2009, the centers for Medicare and Medicaid Services, or CMS, issued the 2010 Medicare payment rates.  The reimbursement rates are modestly lower than in the prior year, which could have a negative impact on the continued use of our products by existing customers and our ability to obtain new customers.  CMS reviews such rates annually, and could implement more significant changes in future years.  If in the future CMS significantly decreases reimbursement rates for stereotactic radiosurgery and Robotic IMRT services, or if other cost containment measures are implemented in the United States or elsewhere, such changes could discourage cancer treatment centers and hospitals from purchasing our products.  We have seen our customers’ decision making process complicated by the uncertainty surrounding the proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at free-standing clinics in the United States and for physician reimbursement for radiation oncology.

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

The medical device industry in general and the non-invasive cancer treatment field in particular are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery and other forms of minimally invasive procedures, chemotherapy or other drugs remain alternatives to the CyberKnife system. Also, we compete directly with traditional standard linac based radiation therapy systems primarily from Elekta AB (publ), or Elekta, BrainLAB AG, the Integra Radionics business of Integra LifeSciences Holdings Corporation, or Radionics, and Varian Medical Systems, Inc., or Varian, and we believe that new competitors will enter our market.

The market for standard linear accelerators is dominated by three companies: Elekta, Siemens AG and Varian. In addition, TomoTherapy Incorporated markets and sells a radiation therapy product. The CyberKnife system has not typically been used to perform traditional radiation therapy and therefore competition has been limited with standard medical linacs that perform traditional radiation therapy, however, the CyberKnife VSI system, which we introduced in November of 2009, may be used to perform Robotic IMRT, an advanced method of traditional radiation therapy, which products of these competitors are also capable of performing. In addition, some manufacturers of standard linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image- guidance systems to perform radiosurgery. Furthermore, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, drug treatment, gene therapy, which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes, and other approaches. Moreover, at least one other company has announced that it is developing a product that would be directly competitive with the CyberKnife. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

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

If customers choose not to purchase a CyberKnife system or choose to purchase our competitors’ products, our revenue and market share could be adversely impacted.  In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy and radiosurgery, resulting in decreased demand for the CyberKnife system.  Because the CyberKnife system has a long development cycle and because it can take significant time to receive government approvals for changes to the CyberKnife system, we must anticipate changes in the marketplace and the direction of technological innovation.  Accordingly, if we are unable to anticipate and keep pace with new innovations in the cancer treatment market, the CyberKnife system or an aspect of its functionality may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Our management determined, as of June 30, 2008 and September 30, 2008, that we had material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were not effective. We began our remediation efforts in the first half of the fiscal year 2009 and management continued to evaluate the effectiveness of our internal controls over financial reporting through June 30, 2009. We concluded that there were no deficiencies in our internal control over financial reporting that would constitute a material weakness as of that date or since then. Although we are making additional improvements in our internal controls over financial reporting, in future periods we may conclude that we have one or more material weaknesses, and remedying these material weaknesses may require significant additional financial and managerial resources and could result in a loss of investor confidence in our internal controls and financial reporting.

We may have difficulties in determining the effectiveness of our internal control due to our complex financial model.

The complexity of our financial model contributes to our need for effective financial reporting systems and internal controls. We recognize revenue from a range of transactions including CyberKnife system sales, our shared ownership program and services. The CyberKnife system is a complex product that contains both hardware and software elements. Since the software element is a significant component in our solution, we are bound by the software revenue recognition rules for our business. The complexity of the CyberKnife system and of our financial model pertaining to revenue recognition requires us to process a broader range of financial transactions than would be required by a company with a less complex financial model. Accordingly, deficiencies or weaknesses in our internal controls would likely impact us more significantly than they would impact a company with a less complex financial model. If we were to find that our internal controls were deficient, we could be required to amend or restate our historical financial statements, which would likely have a negative impact on our stock price.

Our reliance on single source suppliers for critical components of the CyberKnife system could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single source suppliers for some of the critical components necessary for the assembly of the CyberKnife system, including the robotic manipulator, imaging plates, treatment table, robotic couch and magnetron, which creates the microwaves for use in the linear accelerator. If any single source suppliers were to cease delivering components to us or fail to provide the components on a timely basis, we might be required to find alternative sources for these components.  We may have difficulty or be unable to find alternative sources for these components.  As a result, we may be unable to meet the demand for the CyberKnife system, which could harm our ability to generate revenue and damage our reputation.  Even if we do find alternate suppliers, we might be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users.  We cannot assure you that our single source suppliers will be able or willing to meet our future demands.

We generally do not maintain large volumes of inventory. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife system, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements. We also will be required to assess the new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife system could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and damage our reputation.

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

In October 2006, January 2007 and February 2007, we received correspondence from American Science and Engineering, Inc., or AS&E, expressing concerns that we may be using certain intellectual property we acquired from AS&E through the HES acquisition in a manner that breaches, or may breach, our contractual obligations under a license agreement with them in certain non-medical fields. The intellectual property at issue relates to the development of a next-generation linac that could be used for medical as well as non-medical purposes. We are developing the technology used in the next-generation linac independently from the intellectual property we obtained from the HES acquisition.  In January of 2010 we entered into a Supply Agreement with AS&E, pursuant to which AS&E has acknowledged and agreed that our use of the intellectual property at issue did not breach or contravene the license agreement.

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

Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our product.

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

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Regardless of the merit of infringement claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel.  Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement.  Required licenses may not be made available to us on acceptable terms or at all.  If we were unable to obtain a license or successfully redesign our system, we might be prevented from selling our system. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, or a settlement or ongoing royalties. In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed.

We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of medical device products. We may be held liable if the CyberKnife system causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical procedures, defects could result in a number of complications, some of which could be serious and could harm or kill patients. Any weaknesses in training and services associated with our products may also be subject to product liability lawsuits.  It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which the CyberKnife system may be used, any of which could harm our reputation and business and result in a decline in revenue.

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past. There were a number of recalls during the fiscal year ended June 30, 2009.  For example, in October 2008, the Company initiated a recall of the RoboCouch Patient Positioning System, a component part to certain CyberKnife System configurations. Thirteen RoboCouch units were affected by the recall and all repairs were made at the affected customer sites in the quarter ended December 31, 2008.  The costs associated with this recall were not material. In April 2007, we initiated a product correction at twenty different sites related to a software malfunction of the CyberKnife system. As a result of this software malfunction, we provided affected devices with software upgrades designed to correct the problems that have been identified. We have notified the FDA regarding these software upgrades and corrections. We cannot ensure that the FDA will not require that we take additional actions to address the software malfunctions.  A full list of recalls is available on the FDA website. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

Our international sales have increased year-over-year for each of the past three fiscal years. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers.  We anticipate that a significant portion of our revenue will continue to be derived from sales of the CyberKnife system in foreign markets and that the percentage of our overall revenue that is derived from these markets will continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

•                  the possibility that foreign countries may impose additional taxes, tariffs or other restrictions on foreign trade;

•                  failure to comply with export laws and requirements which may result in civil or criminal penalties and restrictions on our ability to export our products;

•                  the expense of establishing facilities and operations in new foreign markets;

•                  building an organization capable of supporting geographically dispersed operations;

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

Our results may be impacted by changes in foreign currency exchange rates.

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

We depend on a limited number of distributors in our international markets. We cannot control the efforts and resources our third-party distributors will devote to marketing the CyberKnife system. Our distributors may not be able to successfully market and sell the CyberKnife system, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife system at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process and we are dependent on their ability to do so effectively.  For example, our regulatory approval in Japan was suspended for a period of twelve months during 2003 as a result of a failure of our former distributor to coordinate product modifications and obtain necessary regulatory clearances in a timely manner. As a result, the CyberKnife system was recalled in Japan and our former Japanese distributor was told to stop selling the CyberKnife system. In response, we retained a regulatory consultant who was not affiliated with our former Japanese distributor and worked with the Japanese Ministry of Health, Labor and Welfare and applied for, and received, approval to sell an updated version of the CyberKnife system under the name of CyberKnife II in Japan. By working with a new distributor, Chiyoda Technol Corporation, we were able to begin distributing the CyberKnife II system in 2004 with no probationary period. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife system, and our ability to sell and service the CyberKnife system in the region formerly serviced by such terminated distributor could be materially adversely affected.  Any of these factors could materially adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not actively market the CyberKnife system or do not otherwise perform under our distribution agreements, our potential for revenue and gross margins from international markets may be dramatically reduced, and our business could be harmed.

We have limited experience and capability in manufacturing.  If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards,  we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

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

Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production processes, controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. We are also subject to state requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe. Because our manufacturing processes include diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic unannounced inspections. We have been, and anticipate in the future to be, subject to such inspections. Our failure or the failure of a third-party supplier to pass a QSR inspection or to comply with these, ISO and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we or our third-party suppliers have in all instances fully complied with all applicable requirements.

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

The number of our employees increased from 194 as of June 30, 2005 to 443 as of December 31, 2009. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

Changes in interpretation or application of generally accepted accounting principles may adversely affect our operating results.

We prepare our financial statements to conform with GAAP.  These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies.  A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.  Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period.  For example, due to the significance of the software component of the CyberKnife system, we are currently bound by the software revenue recognition rules for our business.  Effective July 1, 2010, we will adopt Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which will result in our applying revenue recognition rules which are different from those we have in place today.  We are continuing to assess the impact, if any, these new standards will have on our business and future results.  The application of different types of accounting principles and related potential changes may make it more difficult to compare our financial results from quarter to quarter, and the trading price of our common stock could suffer or become more volatile as a result.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher DSO and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances.  As of December 31, 2009, customer contracts with extended payment terms of more than one year amounted to less than 1.5% of our accounts receivable balance.  While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment.  This may result in an increase in payment defaults, which would affect our net earnings.  Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding, or DSO.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible in the current economic and capital markets environments. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and we cannot assure you that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

At December 31, 2009, we had cash and cash equivalents of $39.5 million. These available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we also have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts.

Our operations are vulnerable to interruption or loss due to natural disasters, epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

Our manufacturing facility is located in a single location in Sunnyvale, California. We do not maintain a backup manufacturing facility, so we depend on our current facility for the continued operation of our business. In addition, we conduct a significant portion of other activities including administration and data processing at facilities located in the State of California which has experienced major earthquakes in the past, as well as other natural disasters. We do not carry earthquake insurance. In the event of a major earthquake or other disaster affecting our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, and result in large expenses to repair or replace the facilities.  Likewise, events such as widespread blackouts could have similar negative impacts. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, or SARS, especially in our major markets of North America, Europe and Asia could have a negative effect on travel and our business operations, and result in adverse consequences on our revenues and financial performance.

Risks Related to the Regulation of our Products and Business

Modifications, upgrades and future products related to the CyberKnife system or new indications may require new FDA 510(k) clearances or premarket approvals, and such modifications, or any defects in design or manufacture may require us to recall or cease marketing the CyberKnife system until approvals or clearances are obtained.

The CyberKnife system is a medical device that is subject to extensive regulation in the United States by local, state and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device’s design, development, testing manufacturing, labeling, storage, record keeping, reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that a particular device will be approved or cleared by the FDA through either the premarket approval process or 510(k) clearance process.   Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products.

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

A component of our strategy is to continue to upgrade the CyberKnife system. Upgrades previously released by us required 510(k) clearance before we were able to offer them for sale. We expect our future upgrades will similarly require 510(k) clearance; however, future upgrades may be subject to the substantially more time consuming and uncertain premarket approval process.  If we were required to use the premarket approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business.

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

In addition, even if the CyberKnife system is not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. There were a number of recalls during the fiscal year ended June 30, 2009. For example, in October 2008, the Company initiated a recall of the RoboCouch Patient Positioning System, a component part to certain CyberKnife System configurations. Thirteen RoboCouch units were affected by the recall and all repairs were made at the affected customer sites in the quarter ended December 31, 2008. The costs associated with this recall were not material. In April 2007, we initiated a product correction at twenty different sites related to a software malfunction of the CyberKnife system. As a result of this software malfunction, we provided affected devices with software upgrades designed to correct the problems that have been identified. We have notified the FDA regarding these software upgrades and corrections. We cannot ensure that the FDA will not require that we take additional actions to address the software malfunctions.  A full list of recalls is available on the FDA website. Any recall could divert management’s attention, cause us to incur significant expenses, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife system, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

We must obtain and maintain regulatory approvals in international markets in which we sell, or seek to sell, our products.  If we do not obtain and maintain the necessary international regulatory approvals, we will not be able to market and sell our products in foreign countries.

In order for us to market and sell the CyberKnife system internationally, either through direct sales personnel or through distributors, we must obtain and maintain regulatory clearances applicable to the countries and regions in which we are selling, or are seeking to sell, our products. These regulatory approvals and clearances, and the process required to obtain and maintain them, vary substantially among international jurisdictions, and can be time consuming, expensive and uncertain, which can delay our ability to market products in those countries. In some jurisdictions, we rely on our distributors to manage the regulatory process and we are dependent on their ability to do so effectively. For example, our regulatory approval in Japan was suspended for a period of twelve months during 2003 as a result of a failure of our former distributor to coordinate product modifications and obtain necessary regulatory clearances in a timely manner. As a result, the CyberKnife system was recalled in Japan and our former Japanese distributor was told to stop selling the CyberKnife system. In response, we retained a regulatory consultant who was not affiliated with our former Japanese distributor and worked with the Japanese Ministry of Health, Labor and Welfare and applied for, and received, approval to sell an updated version of the CyberKnife system under the name of CyberKnife II in Japan. By working with a new distributor, Chiyoda Technol Corporation, we were able to begin distributing the CyberKnife II system in 2004 with no probationary period. In the event that we are unable to obtain and maintain, or are unduly delayed in obtaining, regulatory clearances for the CyberKnife system, including new clearances for system upgrades and use of the system anywhere in the body, in international markets we have entered or desire to enter, or if a clearance or approval includes significant limitations on the indicated uses of the product, our international sales could fail to grow or decline.

Within the European Union, we are required under Medical Device Directive to affix the Conformité Européene, or CE, mark on our products in order to sell the products in member countries of the EU. CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive. This conformity to the applicable directives is done through self declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be placed on the device. Once the CE mark is affixed to the device, the Notified body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives.  CE marking demonstrates that our products comply with the laws and regulations required by the European Union countries to allow free movement of trade within those countries.  If we cannot support our performance claims and/or demonstrate compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the European Union.

Under the Pharmaceutical Affairs Law in Japan, an import approval, or shonin, must be obtained from the Ministry of Health, Labor and Welfare, or MHLW, for our products. Before issuing approvals, MHLW examines the application in detail with regard to the quality, efficacy, and safety of the proposed medical device. The shonin is granted once MHLW is content with the safety and effectiveness of the medical device. The time required for approval varies. A delay in approval could prevent us from selling our products in Japan, which could impact our ability to generate revenue and harm our business.

In addition, we are subject to a variety of environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, which laws impose compliance costs on our business and can also result in liability.  For example, we are in the process of updating the way our products or built such that they will be compliant with the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Regulations 2008, or the RoHS Regulations, upon their effectiveness.  The RoHS Regulations implement EU Directive 2002/95 which bans the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants.

Healthcare reform legislation could adversely affect demand for our products, our revenue and our financial condition.

Healthcare costs have risen significantly over the past decade.  There have been and continue to be proposals by legislators, regulators, and third-party payors to keep these costs down.  Certain proposals, if passed, may impose limitations on the amounts of reimbursement available for our products from governmental agencies or third-party payors.  These limitations could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations a material adverse effect on our financial position and results of operations.

President Obama and members of congress have proposed significant reforms to the U.S. healthcare system.  Currently, the U.S. Senate and House of Representatives have each passed differing versions of a healthcare reform bill.  Both bills place an emphasis on increasing coverage to the uninsured, maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, improving quality of care, and maintaining fiscal sustainability.  Recent changes in the political makeup of the U.S. Senate have stalled the reconciliation process between the two chambers thus making changes in healthcare reform uncertain.  Various healthcare reform proposals have also emerged at the state level.  We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.  However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, and adversely affect our business, possibly materially.

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

In April 2008, at the time CMS published final 2009 Medicare inpatient reimbursement rates, CMS issued final rules implementing significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law, with an effective date of October 1, 2009. These regulations, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Among other things, the regulations provide that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use, basis. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife system. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The regulations limit these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies. As a result of the finalization of these regulations, some existing CyberKnife system operators may have to modify or restructure their corporate or organizational structures. In addition, certain existing customers that planned to open CyberKnife centers in the United States involving physician ownership could also have to restructure. Accordingly, these regulations could reduce the attractiveness of medical technology acquisitions, including CyberKnife system purchases, by physician-owned joint ventures or similar entities. As a result, these regulations could have an adverse impact on our product sales and therefore on our business and results of operations.

Future legislative or policy initiatives directed at reducing costs could be introduced at either the federal or state level. We cannot predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere, what impact any legislation or regulations related to the healthcare system that may be enacted or adopted in the future might have on our business, or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

We are required to comply with federal and state “fraud and abuse” law, and if we are unable to comply with such laws, we could face substantial penalties and we could be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

We are directly or indirectly through our customers, subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse. These laws which directly or indirectly affect our ability to operate our business primarily include, but are not limited to, the following:

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

•      The Ethics in Patient Referral Act of 1989, also known as the Stark Law, which prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing for any good or service furnished pursuant to an unlawful referral;

•      state law equivalents to the Stark Law, which may provide even broader restrictions and require greater disclosures than the federal law;

•      the federal False Claims Act, which prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government; and

•      similar laws in foreign countries where we conduct business.

The following arrangements with purchasers and their agents have been identified by the Office of the Inspector General of the Department of Health and Human Services as ones raising potential risk of violation of the federal Anti-Kickback Statute:

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

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information.  In particular, the U.S. Department of Health and Human Services has promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA.  These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting m most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose.  Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities under which we are considered to be a “business associate” under HIPAA.  As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities.  Our failure to protect health information received from customers could subject us to liability and adverse publicity, and could harm our business and impair our ability to attract new customers.

Certain governmental agencies, such as the U.S. Department of Health and Human Services and the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner.  We are also subject to the laws of those foreign jurisdictions in which we sell the CyberKnife system, some of which currently have more protective privacy laws.  If we fail to comply with applicable regulations in this area, our business and prospects could be harmed.

Risks Related to Our Common Stock

The price of our common stock is volatile and may continue to fluctuate significantly, which could lead to losses for stockholders.

The trading prices of the stock of smaller high-technology companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. Our stock price has experienced periods of volatility. Broad market fluctuations may also harm our stock price. Any negative change in the public’s perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

Factors affecting the trading price of our common stock include:

•      regulatory developments related to manufacturing, marketing or sale of the CyberKnife system;

•      economic changes and overall market volatility;

•      political uncertainties;

•      changes in product pricing policies;

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

Our directors, executive officers and major stockholders own approximately 33.4% of our outstanding common stock as of January 11, 2010, which could limit our ability to influence the outcome of key transactions, including changes of control.

As of January 11, 2010, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 33.4% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders (“Annual Meeting”) on November 20, 2009. Stockholders representing 49,329,726, or 86.8%, of the total outstanding shares as of the record date of the Annual Meeting were present in person or by proxy. The following is a brief description of each matter voted upon at the Annual Meeting and a statement of the number of votes cast for or against and the number of abstentions with respect to each matter.

1)     The stockholders elected the following to serve on the Board of Directors for a term of three years:

	For	Withheld
Elizabeth Dávila	44,465,884	4,863,842
Euan S. Thomson, Ph.D.	43,980,364	5,349,362
Wayne Wu	36,894,179	12,435,547

Robert S. Weiss, Li Yu, John P. Wareham, Louis J. Lavigne, Jr. and Dennis L. Winger also continued as directors after the Annual Meeting, although John P. Wareham has since resigned from the board for personal reasons.

2)     The stockholders approved the Company’s Performance Bonus Plan, the purpose of which is to motivate certain executives to achieve corporate or business unit performance objectives and to reward them when those objectives are satisfied:

For	Against	Abstain
22,891,474	10,202,700	164,290

3)     The stockholders approved the selection of Grant Thornton LLP as the independent registered public accounting firm of the Company for its fiscal year ending June 30, 2009:

For	Against	Abstain
46,480,994	348,020	2,500,712

Item 5.        Other Information

On December 18, 2009, we entered into a Sixth Amendment to Lease, or Lease Amendment, with I & G Caribbean, Inc., the successor company to MP Caribbean, Inc., from whom we lease our headquarters offices in Sunnyvale, California.  The effective date of the Lease Amendment is December 1, 2009.  Prior to entering into the Lease Amendment, we occupied three buildings on our headquarters campus: the 1310-1314 Premises and the 1315 Premises.  Pursuant to the Lease Amendment, we have agreed to lease a new building, the 1320 Premises, and terminate our lease of the 1315 Premises.  The lease term as to the 1315 Premises will expire on the later of September 30, 2010, or the day preceding the commencement of the lease for the 1320 Premises.  The Company may, on thirty days prior written notice to the landlord, request an extension of the lease term as to the 1315 Premises for an additional three months, which the landlord will not unreasonably refuse, provided the landlord has not already leased the 1315 Premises to a third party.  The lease term as to the 1320 Premises will commence on the 120th day after the date on which the landlord delivers the Company possession of the 1320 Premises, but in no case will the 120 day period begin before June 1, 2010.  The lease term as to the 1320 Premises and the 1310-1314 Premises will expire on May 31, 2015.

In addition, pursuant to the Lease Amendment, effective December 1, 2009, the rentable area of the 1310-1314 Premises is deemed increased from 72,576 rentable square feet to 73,938 rentable square feet.

The annualized minimum guaranteed rent for the lease term will range from a low of $1,051,170 (assuming the lease term for the 1315 Premises expires prior to September 30, 2010 and that the lease term for the 1320 Premises commences prior to September 30, 2010), to a high of $2,045,088.

The foregoing descriptions are summaries and are therefore qualified in their entirety by reference to the complete text of the Agreement, attached hereto as Exhibit 10.5.

Item 6.        Exhibits

Exhibit Number	Description
10.1	General Release and Separation Agreement by and between the Company and Wade Hampton, dated December 11, 2009.
10.2*	Supply Agreement by and between the Company and American Science and Engineering, Inc., dated January 8, 2010.
10.3	Fourth Amendment to Industrial Complex Lease by and between the Company and BRCP Caribbean Portfolio, LLC, dated September 18, 2007.
10.4	Fifth Amendment to Industrial Complex Lease by and between the Company and BRCP Caribbean Portfolio, LLC, dated April 1, 2008.
10.5	Sixth Amendment to Industrial Complex Lease by and between the Company and I & G Caribbean, Inc., dated December 18, 2009.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCURAY INCORPORATED

By:	/s/ Euan S. Thomson
Euan S. Thomson, Ph.D.
President and Chief Executive Officer

By:	/s/ Derek Bertocci
Derek Bertocci
Senior Vice President and Chief Financial Officer

Date:   February 4, 2010