Form 10-Q
period 2010-03-31
ACCURAY INC
filed 2010-05-06
CIK 1138723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 12, 2010, there were 58,016,267 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended March 31, 2010

PART I.                FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	June 30,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,036	$36,835
Restricted cash	21	527
Short-term available-for-sale securities	81,542	64,634
Trading securities	21,860	—
Accounts receivable, net of allowance for doubtful accounts of $35 and $484 at March 31, 2010 and June 30, 2009, respectively	36,321	36,427
Inventories	28,231	28,909
Prepaid expenses and other current assets	11,636	6,186
Deferred cost of revenue—current	12,876	18,984
Total current assets	228,523	192,502
Long-term available-for-sale securities	6,359	35,245
Long-term trading securities	—	22,007
Deferred cost of revenue—noncurrent	3,274	2,933
Property and equipment, net	13,242	15,066
Goodwill	4,495	4,495
Intangible assets, net	452	668
Other assets	1,630	1,470
Total assets	$257,975	$274,386
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,734	$14,941
Accrued compensation	9,618	10,119
Other accrued liabilities	7,404	5,649
Customer advances	13,170	13,185
Deferred revenue—current	50,830	68,105
Total current liabilities	90,756	111,999
Long-term liabilities:
Long-term other liabilities	928	708
Deferred revenue—noncurrent	4,599	7,777
Total liabilities	96,283	120,484
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 60,147,061 and 58,783,547 shares at March 31, 2010 and June 30, 2009, respectively; outstanding: 58,007,043 and 56,643,529 shares at March 31, 2010 and June 30, 2009, respectively	58	57
Additional paid-in capital	284,268	273,946
Accumulated other comprehensive income	62	416
Accumulated deficit	(122,696)	(120,517)
Total stockholders’ equity	161,692	153,902
Total liabilities and stockholders’ equity	$257,975	$274,386

Condensed consolidated balance sheet at June 30, 2009 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net revenue:
Products	$33,783	$41,006	$99,815	$119,762
Shared ownership programs	484	1,285	1,421	3,197
Services	17,545	17,901	57,887	47,730
Other	128	1,109	714	4,106
Total net revenue	51,940	61,301	159,837	174,795
Cost of revenue:
Cost of products	14,430	17,630	46,638	49,894
Cost of shared ownership programs	228	185	877	654
Cost of services	11,806	12,057	38,859	32,214
Cost of other	100	1,067	503	3,833
Total cost of revenue	26,564	30,939	86,877	86,595
Gross profit	25,376	30,362	72,960	88,200
Operating expenses:
Selling and marketing	7,179	11,420	25,891	35,623
Research and development	7,719	9,259	23,150	26,807
General and administrative	7,719	8,821	27,079	28,513
Total operating expenses	22,617	29,500	76,120	90,943
Income (loss) from operations	2,759	862	(3,160)	(2,743)
Other income (loss), net	(227)	575	684	2,436
Income (loss) before provision for (benefit from) income taxes	2,532	1,437	(2,476)	(307)
Provision for (benefit from) income taxes	260	221	(297)	306
Net income (loss)	$2,272	$1,216	$(2,179)	$(613)
Net income (loss) per share:
Basic net income (loss) per share	$0.04	$0.02	$(0.04)	$(0.01)
Weighted average common shares used in computing basic net income (loss) per share	57,851	55,724	57,352	55,138
Diluted net income (loss) per share	$0.04	$0.02	$(0.04)	$(0.01)
Weighted average common shares used in computing diluted net income (loss) per share	60,470	58,772	57,352	55,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(2,179)	$(613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,564	4,983
Stock-based compensation	8,237	11,676
Excess tax benefit from stock-based compensation	—	(356)
Realized gain on investments	(2)	(18)
Unrealized loss on long-term trading securities, net of gain on put option	(251)	740
Provision for bad debts	(460)	450
Provision for write-down of inventories	271	2,638
Loss on disposal of property and equipment	27	203
Changes in assets and liabilities:
Accounts receivable	727	592
Inventories	586	(9,234)
Prepaid expenses and other current assets	(5,484)	1,653
Deferred cost of revenue	5,176	17,088
Other assets	(162)	24
Accounts payable	(5,494)	(1,757)
Accrued liabilities	1,521	4,260
Customer advances	44	(12,253)
Deferred revenue	(20,990)	(30,003)
Net cash used in operating activities	(12,869)	(9,927)
Cash Flows From Investing Activities
Purchases of property and equipment	(2,529)	(2,258)
Restricted cash	439	3,737
Purchase of investments	(74,302)	(116,061)
Sale and maturity of investments	86,347	116,881
Net cash provided by investing activities	9,955	2,299
Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,499	3,168
Proceeds from employee stock purchase plan	872	806
Excess tax benefit from stock-based compensation	(498)	356
Net cash provided by financing activities	1,873	4,330
Effect of exchange rate changes on cash	242	269
Net decrease in cash and cash equivalents	(799)	(3,029)
Cash and cash equivalents at beginning of period	36,835	36,936
Cash and cash equivalents at end of period	$36,036	$33,907

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

The accompanying condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of operations for the three and nine-month periods ended March 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2010 and 2009 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2009 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the SEC.  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2010 or for any other interim period or for any future year.

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

The majority of the Company’s executed sales contracts are denominated in U.S. dollars.  The CyberKnife system sales contracts denominated in local currency are direct end customer transactions for international customers.  At March 31, 2010, there was one sales contract for CyberKnife system denominated in foreign currency, which was recorded in deferred revenue in the accompanying condensed consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in highly liquid investment accounts and money market accounts.

Restricted Cash

Restricted cash includes amounts deposited as collateral per the terms of contracts with customers requiring that deposited cash amounts be secured via letters of credit until delivery of the CyberKnife system occurs.

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

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are mainly deposited with two major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

For the three and nine months ended March 31, 2010 and 2009, there were no customers that represented 10% or more of total revenue. The following summarizes the accounts receivable from customers in excess of 10% of total accounts receivable:

	March 31,	June 30,
	2010	2009
Customer A	—	11%
Customer B	—	10%
Customer C	10%	—
Customer D	16%	—

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

Revenue Recognition

The Company earns revenue from the sale of products, the operation of its shared ownership program, and the provision of related services, which include installation services, post-contract customer support (“PCS”), and training. The Company records its revenues net of any value added or sales tax. From time to time, the Company introduces customers to third party financing organizations. No amounts received from these third party financing organizations are at risk.

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

Other revenue

Other revenue primarily consists of research and development contract revenues as well as upgrade services revenues related to the sale of specialized services specifically contracted to provide current technology capabilities for units previously sold through a distributor into the Japan market. Some upgrade sales include elements where VSOE of fair value has not been established for the PCS. As a result, for these sales, associated revenues are deferred and recognized ratably over the term of the PCS arrangement, generally four years.

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

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance payments that will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a contractual service period, usually one year. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units, direct service costs for which the revenue has been deferred in accordance with the Company’s revenue recognition policies, and deferred costs associated with research and development contract costs and the Japan upgrade services. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Goodwill and Other Purchased Intangibles

Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. Goodwill and other intangible assets resulted from the Company’s January 2005 acquisition of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”). The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. The Company performs an annual test for impairment of goodwill and intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. As of March 31, 2010, there were no indicators of impairment.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Weighted-average shares - basic	57,851,344	55,724,222	57,352,458	55,137,943
Effect of dilutive securities:
Stock options and restricted stock units	2,618,750	3,047,818	—	—
Weighted-average shares - diluted	60,470,094	58,772,040	57,352,458	55,137,943

For the three months ended March 31, 2010 and 2009, 3,984,761 and 4,335,496 of anti-dilutive shares were excluded from the calculation of dilutive securities.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on investments that have been excluded from the determination of net income (loss). Comprehensive income (loss) for the three and nine months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$2,272	$1,216	$(2,179)	$(613)
Unrealized gain (loss) on investments	(186)	(401)	(333)	1,212
Foreign currency translation adjustments	(22)	(24)	(21)	(31)
Comprehensive income (loss)	$2,064	$791	$(2,533)	$568

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

The Company markets its products in the United States and internationally through its direct sales force and indirect distribution channels. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Americas (including Puerto Rico)	$30,243	$49,074	$106,116	$126,890
Europe	17,161	10,045	42,097	22,571
Asia (excluding Japan)	3,280	1,147	5,026	15,901
Japan	1,256	1,035	6,598	9,433
Total	$51,940	$61,301	$159,837	$174,795

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU No. 2010-09 amends FASB Accounting Standards Codification (“ASC”) 855 and removes the requirement to disclose the date through which management evaluated subsequent events in the financial statements. This ASU is effective immediately for all financial statements that have not been issued or have not yet become available to be issued. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) (formerly EITF Issue 08-1) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”) (formerly Emerging EITF 09-3). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company anticipates adopting ASU 2009-13 and ASU 2009-14 in fiscal 2011 and is currently assessing the impact of the adoption of ASU 2009-13 or ASU 2009-14 on the Company’s condensed consolidated financial statements.

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

3. FINANCIAL INSTRUMENTS

The Company is permitted to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. In November 2008, the Company entered into an agreement (“Rights Agreement”) with UBS, which provides the Company with ARS Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option initially recorded at fair value. Under the Rights Agreement, UBS may, at its discretion, purchase or sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. The Company agreed to release UBS from certain potential claims related to its marketing and sale of the ARS. Additionally, UBS offered a “no net cost” loan to the Company for up to 75% of par value of the ARS as determined by UBS until June 30, 2010 (See Note 9).  The Company expects to exercise the option and sell all ARS holdings on June 30, 2010.  Liquidating these holdings will result in a realization of previously unrecognized gains/losses, which the Company does not expect to have a material effect on the financial statements.

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

Due to UBS’s ability to sell the ARS at any time under the Rights Agreement, the ARS previously reported as available-for-sale have been transferred to trading securities on the condensed consolidated balance sheets. Due to the change in classification to trading securities, at the time of entering into the Rights Agreement, the Company transferred the previously accumulated unrealized loss of $3.8 million from “Accumulated other comprehensive income (loss)” to “Other income, net” and recorded additional net unrealized gains of $3.3 million relating to the change in fair value of the trading securities from November 2008 through March 31, 2010 in “Other income, net”. At March 31, 2010 and June 30, 2009, the total fair value of the ARS was $21.5 million and $20.7 million, respectively, net of $0.4 million and $1.7 million, respectively, of unrealized losses.

Additionally, the Company recorded unrealized gains of $3.3 million related to the fair value of the put option at the time it entered into the Rights Agreement and recorded unrealized losses relating to the change in fair value of the put option beginning in November 2008. During the three and nine months ended March 31, 2010, the Company recorded a total unrealized loss of $0.2 million and $1.0 million, respectively, for a total fair value of the put option of $0.4 million as of March 31, 2010. During the three months ended March 31, 2009, the Company recorded a total unrealized loss of $0.1 million for a total fair value of the put option of $3.2 million as of March 31, 2009. During the three and nine months ended March 31, 2010, $0.2 million and $1.2 million, respectively, of unrealized gain in fair value of the ARS resulted in a net unrealized gain of $0.1 million and $0.3 million for the three and nine month period  to “Other income, net”.  During the three months ended March 31, 2009, $0.2 million of total unrealized gain in fair value of the ARS resulted in a total net unrealized gain of $0.1 million to “Other income, net”.  During the three and nine months ended March 31, 2010, UBS redeemed $0.2 million and $0.4 million, respectively, of the ARS, which generated realized gains that were not material. During the three months ended March 31, 2009, UBS did not redeem any of the ARS.

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

The following tables sets forth by level within the fair value hierarchy the Company’s financial instruments that were accounted for at fair value on a recurring basis at March 31, 2010 and June 30, 2009, according to the valuation techniques the Company used to determine their fair values (in thousands):

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2010	Level 1	Level 2	Level 3
Money market funds	$3,776	$3,776	$—	$—
Corporate notes	30,568	—	30,568	—
Commercial paper	29,264	—	29,264	—
U.S. government and governmental agency obligations	32,869	—	32,869	—
Auction-rate securities	21,490	—	—	21,490
Put option	370	—	—	370
Total	$118,337	$3,776	$92,701	$21,860

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2009	Level 1	Level 2	Level 3
Money market funds	$19,549	$19,549	$—	$—
Corporate notes	27,251	—	27,251	—
Commercial paper	21,865	—	21,865	—
U.S. government and governmental agency obligations	50,763	—	50,763	—
Auction-rate securities	20,669	—	—	20,669
Put option	1,338	—	—	1,338
Total	$141,435	$19,549	$99,879	$22,007

Investments in marketable securities classified as available-for-sale by security type at March 31, 2010 and June 30, 2009, consisted of the following (in thousands):

	March 31, 2010
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$24,456	$8	$—	$24,464
US Corporate debt	28,588	142	(20)	28,710
Government-sponsored enterprises	28,375	17	(24)	28,368
Total short-term investments	81,419	167	(44)	81,542
Long-term investments:
US Corporate debt	1,846	11	—	1,857
Government-sponsored enterprises	4,500	2	—	4,502
Total long-term investments	6,346	13	—	6,359
Total short and long-term investments	$87,765	$180	$(44)	$87,901

	June 30, 2009
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$21,869	$14	$(18)	$21,865
US Corporate debt	9,993	81	—	10,074
Government-sponsored enterprises	32,456	239	—	32,695
Total short-term investments	64,318	334	(18)	64,634
Long-term investments:
US Corporate debt	17,094	103	(20)	17,177
Government-sponsored enterprises	18,001	67	—	18,068
Total long-term investments	35,095	170	(20)	35,245
Total short and long-term investments	$99,413	$504	$(38)	$99,879

All of the Company’s investments with continuous unrealized losses have been in an unrealized loss position for less than twelve months at March 31, 2010. The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2010 were temporary in nature.

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

	Three Months	Nine Months
	Ended	Ended
	March 31, 2010	March 31, 2010
Beginning balance	$22,011	$22,007
Realized gain on auction rate securities included in earnings (1)	—	5
Unrealized gain on auction rate securities included in earnings (1)	224	1,216
Redemption of auction rate securities	(175)	(400)
Unrealized loss on put option included in earnings (1)	(200)	(968)
Balance at March 31, 2010	$21,860	$21,860

(1) Represents the amount of total gains (losses) for the period included in earnings relating to assets still held on March 31, 2010.

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

Commercial paper. Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 270 days. The balance of $24.5 million and $21.9 million held as of March 31, 2010 and June 30, 2009, respectively, in commercial paper is classified as short-term marketable securities on the Company’s condensed consolidated balance sheets. The portion in cash and cash equivalents of $4.8 million represents highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less. The market approach was used to value the Company’s commercial paper. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

U.S. government and governmental agency obligations.  U.S. government and governmental agency obligations are issued by state and local governments and other governmental entities such as authorities or special districts that vary in their maturity period. These are classified as short-term and long-term marketable securities on the Company’s condensed consolidated balance sheets. The market approach was used to value the Company’s U.S. government and governmental agency obligations. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Auction-rate securities.  As of March 31, 2010, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to December 31, 2008, the Company estimated Level 3 fair values for these securities based on the financial institutions broker’s valuations. The financial institution broker valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

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

The put option gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the estimated five years. As the Company expects to liquidate all ARS holdings by June 30, 2010, the value of the put option lies in (i) the ability to sell the securities thereby creating liquidity approximately two years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the put option represents the difference between the ARS with an estimated time to liquidity of 3.25 years and the ARS with an estimated time to liquidity of three months as the put option allows for the acceleration of liquidity and the avoidance of a below market coupon rate over the three month time period.

4. BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31,	June 30,
	2010	2009
Accounts receivable	$36,186	$36,539
Unbilled fees and services	170	372
	36,356	36,911
Less: Allowance for doubtful accounts	(35)	(484)
Accounts receivable, net	$36,321	$36,427

Inventories

Inventories consist of the following (in thousands):

	March 31,	June 30,
	2010	2009
Raw materials	$12,341	$12,172
Work-in-process	8,970	13,006
Finished goods	6,920	3,731
Total inventories	$28,231	$28,909

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	March 31,	June 30,
	2010	2009
Furniture and fixtures	$3,660	$3,404
Computer and office equipment	8,057	7,982
Leasehold improvements	7,751	7,676
Machinery and equipment	15,212	14,097
CyberKnife shared ownership systems	3,761	3,725
Construction In Progress	1,100	—
	39,541	36,884
Less: Accumulated depreciation and amortization	(26,299)	(21,818)
Property and equipment, net	$13,242	$15,066

Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2010 was $1.6 million and $5.3 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2009 was $1.6 million and $4.8 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program as of March 31, 2010 and June 30, 2009 was $1.9 million and $1.0 million, respectively.

Of the $1.1 million recorded in construction in process, $0.7 million relates to the Company’s implementation of a new enterprise resource planning information system, which will replace its existing system, and includes capitalized costs relating to license and consulting fees.

5. INVESTMENT

On July 29, 2008, the Company and Morphormics entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company’s treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company’s equity is considered to be at risk and is deemed not sufficient to finance Morphormics’ current product development activities without additional subordinated financial support. In addition, the Company is deemed to be Morphormics’ primary beneficiary; therefore, it would absorb a majority of expected losses. The Company consolidates Morphormics in its financial results. The consolidation of Morphormics’ assets and liabilities did not have a material effect on the Company’s consolidated balance sheets at March 31, 2010 or June 30, 2009. Subsequent to July 29, 2008, the Company has recorded cumulative losses of $1.4 million on its investment in Morphormics. The remaining $0.1 million of the Company’s investment remains at risk as of March 31, 2010.

6. CONTINGENCIES

Litigation

On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions were consolidated. The consolidated complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s operations and seek unspecified monetary damages and other relief.

On August 5, 2009, a shareholder derivative lawsuit was filed in Santa Clara County Superior Court against certain of the Company’s current and former officers and directors. The Company is named as a nominal defendant. The complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company’s business and financial performance, and seeks unspecified monetary damages and other relief.  On February 25, 2010, the plaintiff dismissed the action without prejudice.

On November 24, 2009, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of the Company’s current and former officers and directors.  The Company is named as a nominal defendant.  Three other shareholder derivative lawsuits were filed in the same court on November 30, 2009, December 1, 2009 and March 16, 2010.  These actions have been consolidated.  The amended consolidated complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company’s business and financial performance, and that certain defendants also violated federal and California securities laws.  The amended consolidated complaint seeks unspecified monetary damages and other relief.

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

As of March 31, 2010, the Company has not recorded any liabilities for the above referenced lawsuits as a loss is not considered probable or estimable.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that are probable losses as of March 31, 2010.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation charges included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Cost of revenue	$492	$622	$1,168	$1,801
Selling and marketing	(84)	538	1,379	2,518
Research and development	636	797	1,937	2,330
General and administrative	839	1,167	3,753	5,027
	$1,883	$3,124	$8,237	$11,676

During the three months ended March 31, 2010 we revised our estimate of the rate of forfeitures to better reflect actual forfeitures which have been higher than we originally estimated. This resulted in a $0.8 million reduction in overall stock-based compensation expense in the quarter. At March 31, 2010 and June 30, 2009, capitalized stock-based compensation costs of $182,000 and $456,000, respectively, were included as components of inventory.

8. RELATED PARTY TRANSACTIONS

The Company’s former Chief Executive Officer, Dr. John R. Adler, Jr. was a member of the Company’s Board of Directors until his resignation effective July 19, 2009, and is a member of the faculty at Stanford, where he holds the position of Professor of Neurosurgery and Radiation Oncology. Effective July 20, 2009, Dr. Adler was no longer a related party of the Company.

The Company recognized related party revenue of $229,000 and $656,000 during the three and nine months ended March 31, 2009, respectively, relating to products and services provided to Stanford.  The Company recorded $29,000 and $141,000 of expense during the three and nine months ended March 31, 2009, respectively, relating to research grants with Stanford to support customer studies related to the Company’s CyberKnife systems. At June 30, 2009, $209,000 was recorded as deferred revenue and advances relating to related party payments made by Stanford. At June 30, 2009, $9,000 was due from Stanford.

In April 2008, the Company entered into a consulting agreement with Dr. Adler, whereby Dr. Adler was entitled to receive a maximum compensation of $167,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2008.

In April 2009, the Company entered into a consulting agreement with Dr. Adler that terminated the prior consulting agreement discussed above. Under the new consulting agreement, Dr. Adler was entitled to receive maximum compensation of $168,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2009. This agreement had a term of one year, however, Dr. Adler terminated this agreement effective March 20, 2010. The Company recognized consulting expense for Dr. Adler in the amount of $42,000 and $125,000 for the three and nine months ended March 31, 2009.

9. SECURED CREDIT LINE

In November 2008, the Company obtained a line of credit with UBS in conjunction with the Rights Agreement (see Note 3). The line of credit is due on demand and allows for borrowings of up to 75% of par value of the Company’s ARS. The line of credit is secured by the Company’s ARS, which have been pledged as collateral. Advances under this agreement bear interest with interest payments payable monthly. No borrowings were outstanding during the three or nine months ended March 31, 2010.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2010 and results of operations for the three and nine months ended March 31, 2010 and 2009 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended June 30, 2009 and supplemented by the Risk Factors set forth in Part II, Item 1A of this quarterly report on Form 10-Q. We encourage you to read those sections carefully.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated.

Overview

We have developed what we believe to be the first and only commercially available intelligent robotic radiosurgery system, the CyberKnife system, designed to treat solid tumors anywhere in the body as an alternative to traditional surgery. The CyberKnife system combines continuous image-guidance technology with a compact linear accelerator that has the ability to move in three dimensions according to the treatment plan. Our image-guidance technology enables the system to continuously acquire images to track a tumor’s location and transmit any position corrections to the robotic arm prior to delivery of each dose of radiation. Our compact linear accelerator (“linac”) is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy the tumor. This combination, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife system autonomously tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation typically with sub-millimeter accuracy. The CyberKnife procedure requires no anesthesia, can be performed on an outpatient basis and allows for the treatment of patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife procedure is designed to avoid many of the potential risks and complications that are associated with other treatment options and is more cost effective than traditional surgery.

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

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, Singapore, Moscow, Russia, Munich, Germany, Istanbul, Turkey and London, UK. As of March 31, 2010, we had 41 employees in our sales organization.

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of March 31, 2010, we had 196 CyberKnife systems installed at customer sites, including 194 sold and two pursuant to our shared ownership program. Of the 196 systems installed, 125 are in the Americas, 44 are in Asia and 27 are in Europe.

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

We manufacture and assemble our CyberKnife systems at our manufacturing facility in Sunnyvale, California. We purchase major components, including the robotic manipulator, the treatment table or robotic couch, the magnetron, which creates the microwaves for use in the linear accelerator, the imaging cameras and the computers, from outside suppliers, some of which are single source. Our reliance on single source suppliers could harm our ability to meet demand for our products in a timely and cost effective manner. However, in most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. We would, however, likely suffer some delays in qualifying any new supplier.  We manufacture certain other electronic and electrical subsystems, including the linear accelerator. We then assemble and integrate these components with our proprietary software and perform testing prior to shipment to customer sites.

We generate revenue from sales of products and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current United States price for the CyberKnife system typically includes initial training, installation, and a one-year warranty. We also offer optional hardware and software when and if available, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. Prior to introducing our Diamond plan, we offered our Platinum service plan which provided specified future upgrade obligations. For systems sold with a Platinum service plan, all revenue, including CyberKnife product and service revenue, is deferred until all upgrade obligations have been satisfied and then is recognized ratably over the remaining life of the Platinum service contract. As of March 31, 2010 and 2009, 141 out of 153 and 96 out of 128 of our customers had purchased non-Platinum service plans.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the free-standing clinic setting. For calendar year 2010, the national unadjusted average Medicare payment rates under Healthcare Common Procedure Coding System, or HCPCS, are $3,572 under code G0339, the billing code for the first treatment, and $2,488 under code G0340, the billing code for each of the second through fifth treatments, approximately six percent and four percent less than 2009 payment rates, respectively. Payment for the free-standing clinic setting is governed by the final Medicare Physician Fee Schedule. For 2010, payment for CyberKnife procedures in the freestanding clinic settings for first and subsequent treatments is set by local Medicare carriers and rates may vary from low payment to a payment rate exceeding the hospital outpatient payment rates.  We are currently evaluating the impact that the health care legislation bill, HR 4872, signed into law in March of 2010 may have on Medicare reimbursement rates.

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

In November of 2009, we announced the introduction of the CyberKnife VSI ™ system, which allows physicians to perform conventionally fractioned robotic image guided intensity-modulated radiation therapy, or Robotic IMRTTM, in addition to Robotic Stereotactic Radiosurgery procedures.  Reimbursement for Robotic IMRT is expected to be similar to conventional IMRT.

Our future success will depend in large part on our ability to maintain and increase our position in the market. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Our business and sales and installation cycle does not immediately create recognizable revenue. As such, we must invest in sales and marketing activities generally 1 to 2 years before we are able to generate revenue from those activities. Our ability to achieve and maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth.

Financial Condition

Direct Sales and Installation Cycle

The CyberKnife system has a long sales and installation cycle because it is a major capital purchase for our typical customer and requires the approval of senior management at purchasing institutions. The sales and installation cycle is typically 1 to 2 years in duration and involves multiple steps. The cycle begins with customer meetings with sales and products specialists, and ends upon resolution of all contingencies and either upon shipment, if a customer is responsible for installation, or upon installation by us. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need or CON, both of which must be granted by state and local government bodies and can add time to the cycle. Recently, as a result of healthcare cost considerations and sensitivity to the cost of major capital equipment items, some state CON boards have become more stringent in the evaluation of CON applications. This trend, if it continues, may make the CON process more protracted and uncertain. In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. We generally receive a deposit at the time the purchase agreement is entered into, or shortly thereafter, an additional payment prior to shipment and the remaining balance for the sale of the CyberKnife system after delivery and installation. The customer also typically selects a service plan at the time of signing a CyberKnife system purchase agreement and enters into the service plan agreement prior to installation of the system.

Upon installation, we typically recognize the CyberKnife system sale price less the fair value of up to two years of service and training. We recognize the fair value of the first year of service as revenue pro rata over the twelve months following installation and training as delivered. In addition, if the customer has purchased our Diamond plan and assuming annual renewals, we would receive payment at the beginning of each of the second, third, fourth and fifth years of the multiyear service plan and recognize that revenue pro rata over each year.

Legacy Service Plans

Prior to introducing our Diamond plan, we offered a Platinum Elite multiyear service plan, or Platinum plan. This legacy service plan was structured so that we had an obligation to deliver two upgrades per year over the course of the multiyear service plan. If we fail to deliver the upgrades, our customers were entitled to receive a refund of up to $100,000 for each upgrade not offered. To date, no refunds have been required pursuant to the Platinum plan. Beginning in November 2005, we phased out offering this legacy service plan to new customers.

The Platinum plan obligates us to deliver up to two upgrades per year during the term of the contract. We have not established fair value for those future obligations; hence, generally accepted accounting principles in the United States, or GAAP, requires that we cannot begin to recognize any of the revenue or cost of sales derived from the sale of the CyberKnife system sold with our Platinum plan or the associated service plan until all upgrade obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we ratably recognize the revenue and related cost of sales from the sale of that specific CyberKnife system and the Platinum plan over the remaining life of the contract.

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

Warranty

Customers purchasing a CyberKnife system typically receive up to a two year warranty included in the support agreement. In circumstances where we have VSOE of fair value for all undelivered elements, we recognize the CyberKnife system purchase price minus the fair value of support upon installation, and we recognize the value of one year of support ratably over the twelve months following installation.

Shared Ownership Program Revenue

We recognize revenue monthly from our shared ownership program that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from our shared ownership program of $0.5 million and $1.4 million for the three and nine months ended March 31, 2010, respectively. We recognized revenue from our shared ownership program of $1.3 million and $3.2 million for the three and nine months ended March 31, 2009, respectively. The decrease in shared ownership revenue for the three and nine month period ended March 31, 2010 compared to the three and nine month period ended March 31, 2009 is due to the buyout of a large portion of the placement units throughout the previous fiscal year.  In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

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

For international sales, we recognize revenue once we have met all of our obligations associated with the purchase agreement, other than for undelivered service elements for which we have VSOE of fair value. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification.  For sales through distributors, we recognize revenue after the distributor has shipped the unit to the end user or provided evidence of proof of sell-through to the end user, assuming all of our remaining obligations have been satisfied. Payments are sometimes secured through letters of credit.  Net revenue from international customers was $21.7 million and $53.7 million for the three and nine months ended March 31, 2010, respectively.  Net revenue from international customers was $12.2 million and $47.9 million for the three and nine months ended March 31, 2009, respectively.  We believe the increase in international sales for the three and nine months ended March 31, 2010 we believe is due to a number of factors, including the following: different impact of the economic downturn by country, greater significance of government affiliated hospital customers, and growth in select country markets.

Backlog

To be reported in our backlog, an order must have no contingencies as well as meet certain criteria, including a deposit from all customers other than governmental entities.  At March 31, 2010, our backlog included orders covering $125 million for systems, $18 million for shared ownership systems, and $207 million for service coverage.  It is our expectation that backlog will generally convert to revenue (through product shipments or provision of services) over approximately the following time periods: system orders over 1 year, shared ownership system orders over 2 to 5 years, and service over 1 to 5 years.

Although our backlog includes only contractual orders from our customers, we can not make assurances that we will convert it into recognized revenue due to factors outside our control, such as changes in customers’ needs or cancellation of orders.

Results of Operations

Overview

Our results of operations are divided into the following components:

Net revenue.  Our net revenue consists primarily of product revenue (revenue derived primarily from the sale of CyberKnife systems and the sale of linacs for other uses), shared ownership program revenue (revenue generated from our shared ownership program), services revenue (revenue generated from sales of post contract support service plans, installation and training) and other revenue (revenue from specialized upgrade services for units previously sold in Japan, other specialized services and other non-medical products).

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

Research and development expenses.  Research and development expenses consist primarily of activities associated with our product development, regulatory and clinical study arrangements.

General and administrative expenses.  General and administrative expenses consist primarily of compensation and related costs for finance, in-house legal and human resources, and external expenses related to accounting, legal and other consulting fees.

Other income (expense), net.  Other income, net consists primarily of interest earned on our cash and cash equivalents and investments, unrealized gains on our trading securities, net of unrealized losses on our put option, foreign currency transaction gains and losses, losses on fixed asset disposals, and state and local sales and use tax fines and penalties. We expect our overall other income (expense) to decrease in the near future as we liquidate our auction rate securities and no longer record unrealized gains associated with these securities.  Interest income is not expected to change significantly in the near future.

Three and Nine Months Ended March 31, 2010 Compared to Three and Nine Months Ended March 31, 2009

Net Revenue

	Three Months Ended March 31,		Variance in	Variance in	Nine Months Ended March 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Products	$33,783	$41,006	$(7,223)	(18)%	$99,815	$119,762	$(19,947)	(17)%
Shared ownership program	484	1,285	(801)	(62)%	1,421	3,197	(1,776)	(56)%
Services	17,545	17,901	(356)	(2)%	57,887	47,730	10,157	21%
Other	128	1,109	(981)	(88)%	714	4,106	(3,392)	(83)%
Net Revenue	$51,940	$61,301	$(9,361)	(15)%	$159,837	$174,795	$(14,958)	(9)%

Total net revenue for the three months ended March 31, 2010 decreased $9.4 million from the three months ended March 31, 2009.  Excluding revenue recognized for systems sold under our Platinum plan, we recognized $31.7 million and $29.7 million of product revenue for the three months ended March 31, 2010 and 2009, respectively.  We recognized non-Platinum service revenue of $15.2 million for the three months ended March 31, 2010, which increased approximately $5.3 million from the three months ended March 31, 2009, due to the continued growth in our installed base under service plans. As of March 31, 2010 and 2009, 141 out of 153 and 96 out of 128 of our customers had purchased non-Platinum service plans.

We recognized $4.5 million of revenue for the three months ended March 31, 2010 from systems sold under our Platinum plan, consisting of $2.1 million for product revenue and $2.4 million for service revenue.  By comparison, we recognized $19.4 million of revenue for the three months ended March 31, 2009 from systems sold under our Platinum plan, including $11.3 million for product revenue and $8.0 million for service revenue. As of March 31, 2010, we had satisfied all upgrade delivery obligations on all units sold under our Platinum plan. Once all upgrade delivery obligations have been satisfied, revenue is recognized over the remaining term of the contract service term.

Total net revenue for the nine months ended March 31, 2010 decreased $15.0 million from the nine months ended March 31, 2009.  Excluding revenue recognized for systems sold under our Platinum plan, we recognized $88.9 million and $91.3 million of product revenue for the nine months ended March 31, 2010 and 2009, respectively.  We recognized non-Platinum service revenue of $44.9 million for the nine months ended March 31, 2010, which increased approximately $16.2 million from the nine months ended March 31, 2009, due to the continued growth in our installed base under service plans.

We recognized $23.9 million of revenue for the nine months ended March 31, 2010 from systems sold under our Platinum plan, $10.9 million for product revenue and $13.0 million for service revenue.  By comparison, we recognized $47.5 million of revenue for the nine months ended March 31, 2009 from systems sold under our Platinum plan, including $28.5 million for product revenue and $19.0 million for service revenue. As of March 31, 2010 we had satisfied all upgrade delivery obligations on all units sold under our Platinum plan. Once all upgrade delivery obligations have been satisfied, revenue is recognized over the remaining term of the contract service term.

We anticipate our non-Platinum revenue to continue to grow in future periods, while we expect Platinum revenue to decrease in future periods. Additionally, we expect our service revenue to increase as our installed base continues to grow.

Gross Profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)
Gross profit	$25,376	48.9%	$30,362	49.5%	$72,960	45.6%	$88,200	50.5%
Products	$19,353	57.3%	$23,376	57.0%	$53,177	53.3%	$69,868	58.3%
Shared ownership program	$256	52.9%	$1,100	85.6%	$544	38.3%	$2,543	79.5%
Services	$5,739	32.7%	$5,844	32.6%	$19,028	32.9%	$15,516	32.5%
Other	$28	21.9%	$42	3.8%	$211	29.6%	$273	6.6%

The gross profit margin was approximately the same in the three month periods ended March 31, 2010 and 2009.

The decrease in gross profit margin for the nine month period ended March 31, 2010 from the prior year was caused principally by two factors:

•                  Significant increase in service revenue as a percentage of total net revenue (service revenue generates a lower gross profit margin than product revenue), and

•                  Change in mix of direct and distributor sales, as well as a trend towards higher product functionality configurations which carry higher costs.

Selling and Marketing

	Three Months Ended March 31,		Variance in	Variance in	Nine Months Ended March 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Sales and marketing	$7,179	$11,420	$(4,241)	(37)%	$25,891	$35,623	$(9,732)	(27)%
Percentage of net revenue	13.8%	18.6%			16.2%	20.4%

Selling and marketing expenses for the three months ended March 31, 2010 decreased $4.2 million compared to the three months ended March 31, 2009. The decrease was primarily attributable to a $1.3 million decrease in compensation and benefits related expense and non-recurring employee separation costs of $0.5 million, both primarily due to the workforce alignment plan executed in fiscal year 2009, a decrease of $1.3 million due to lower advertising and trade show spending, a decrease in travel and related spending of $0.4 million as a result of lower headcount and reduced stock compensation charges of $0.6 million.

Selling and marketing expenses for the nine months ended March 31, 2010 decreased $9.7 million compared to the nine months ended March 31, 2009. The decrease was primarily attributable a $3.8 million decrease in compensation and benefits related expense and non-recurring employee separation costs of $0.4 million, primarily due to the workforce alignment plan executed in fiscal year 2009, a decrease of $2.6 million due to lower advertising and trade show spending, a decrease in travel and related spending of $1.1 million as a result of lower headcount, reduced stock compensation charges of $1.2 million and a $0.5 million decrease in spending for outside services.

Research and Development

	Three Months Ended March 31,		Variance in	Variance in	Nine Months Ended March 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Research and development	$7,719	$9,259	$(1,540)	(17)%	$23,150	$26,807	$(3,657)	(14)%
Percentage of net revenue	14.9%	15.1%			14.5%	15.3%

Research and development expenses for the three months ended March 31, 2010 decreased $1.5 million compared to the three months ended March 31, 2009. The decrease was primarily attributable to lower compensation and benefits related expense of $0.7 million and non-recurring employee separation costs of $0.3 million, both partially due to the workforce alignment plan executed in fiscal year 2009, a decrease in spending for outside services of $0.2 million and reduced stock compensation charges of $0.2 million.

Research and development expenses for the nine months ended March 31, 2010 decreased $3.7 million compared to the nine months ended March 31, 2009. The decrease was primarily attributable to reduced compensation and benefits related expense of $2.2 million and non-recurring employee separation costs of $0.4 million, both partially due to the workforce alignment plan executed in fiscal year 2009, a reduction in spending on non-inventory materials due to fewer ongoing projects in the current year of $0.6 million and reduced stock compensation charges of $0.4 million.

We expect research and development discretionary spending to increase in the future as we begin new development projects.

General and Administrative

	Three Months Ended March 31,		Variance in	Variance in	Nine Months Ended March 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
General and administrative	$7,719	$8,821	$(1,102)	(12)%	$27,079	$28,513	$(1,434)	(5)%
Percentage of net revenue	14.9%	14.4%			16.9%	16.3%

General and administrative expenses for the three months ended March 31, 2010 decreased $1.1 million compared to the three months ended March 31, 2009.  The decrease was primarily attributable to reduced compensation and benefits related expense of $0.6 million and non-recurring employee separation costs of $0.4 million, both partially due to the workforce alignment plan executed in fiscal year 2009, a reduction in stock compensation charges of $0.4 million, partially offset by an increase in other outside services of $0.5 million associated with accounting and tax services performed and increased legal fees principally associated with the ongoing class action shareholder lawsuit.

General and administrative expenses for the nine months ended March 31, 2010 decreased $1.4 million compared to the nine months ended March 31, 2009. The decrease was primarily attributable to a $1.6 million reduction in non-recurring employee separation costs in the nine months ended March 31, 2009, and lower compensation and benefits related expense of $1.4 million, both primarily due to the workforce alignment plan executed in fiscal year 2009, a decrease in stock-based compensation of $1.3 million and a decrease of $0.4 million of facilities expenses.  The decrease in general and administrative expense was partially offset by an increase of $3.6 million in other outside services primarily associated with increased legal fees principally associated with the ongoing class action shareholder lawsuit and accounting and tax services performed.

Other Income, Net

	Three Months Ended March 31,		Variance in	Variance in	Nine Months Ended March 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Other income, net	$(227)	$575	$(802)	(139)%	$684	$2,436	$(1,752)	(72)%
Percentage of net revenue	-0.4%	0.9%			0.4%	1.4%

Other income (loss), net decreased $0.8 million to an “other loss” position for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The decrease was primarily attributable to a decrease in interest income of about $0.7 million due to lower average interest rates earned on amounts kept in interest bearing accounts during the three months ended March 31, 2010, compared to the three months ended March 31, 2009, plus an increase of $0.1 million related to foreign currency transaction losses.

Other income, net decreased $1.8 million for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.  The decrease was attributable to a $1.7 million decrease in interest income due to lower average interest rates earned on amounts kept in interest bearing accounts during the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009, and a $1.2 million decrease in foreign currency transaction gains.  These decreases were partially offset by an increase in the realized gain on the sale of investment of $1.0 million as we recorded a net $0.9 million loss on our auction rate securities in the nine month period ended March 31, 2009 relating the reclassification of these securities from available-for-sale to trading securities.

Provision for (Benefit from) Incomes Taxes

	Three Months Ended				Nine Months Ended
	March 31,		Variance in	Variance in	March 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Provision for (benefit from) income taxes	$260	$221	$39	18%	$(297)	$306	$(603)	(197)%
Percentage of net revenue	0.5%	0.4%			-0.2%	0.2%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the three months ended March 31, 2010 and 2009, the Company recorded income tax expense of $0.3 million and $0.2 million, respectively.  The increase in tax of $0.1 million is primarily related to an increase in corporate earnings of foreign subsidiaries.

Benefit from income taxes was $0.3 million, or 12.0% of pre-tax loss for the nine months ended March 31, 2010, compared to income tax of $0.3 million, or 99.7% of pre-tax loss for the nine months ended March 31, 2009. The tax benefit of $0.3 million represents the net of income taxes primarily on corporate earnings of foreign subsidiaries offset by an alternative minimum tax benefit realized from the carryback of fiscal year 2009 alternative minimum tax losses to earlier years net of foreign taxes resulting from corporate earnings of foreign subsidiaries.  A federal law change enacted in November 2009 allows an elective increased carryback period for NOLs incurred in tax years ending after December 31, 2007 and beginning before January 1, 2010, including the ability to fully offset alternative minimum taxable income with those losses.  The impact of the anticipated carryback and carryforward of fiscal year 2009 alternative minimum tax losses resulted in a tax benefit of $0.9 million been recorded during the three months ended December 31, 2009.

Stock-Based Compensation Expense

Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended March 31, 2010 and 2009 such that expense was recorded only for those stock-based awards that are expected to vest. For the three months ended March 31, 2010 and 2009, we recorded $1.9 million and $3.1 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan, or ESPP, shares issued and RSUs granted to employees. During the three months ended March 31, 2010 we revised our estimate of the rate of forfeitures to better reflect actual forfeitures which have been higher than we originally estimated. This resulted in a $0.8 million reduction in overall stock-based compensation expense in the quarter. For the nine months ended March 31, 2010 and 2009, we recorded $8.2 million and $11.7 million, respectively, of comparable stock-based compensation expense. During the three and nine months ended March 31, 2009, we recognized $32,000 and $0.9 million, respectively, of stock-based compensation expense related to accelerated vesting of stock options and RSUs in conjunction with non-recurring employee separation costs, included in the total compensation amounts above. No such expense was recognized for the three or nine months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2010, we had $145.8 million in cash, cash equivalents and marketable securities. In November 2008, we obtained a line of credit with UBS, which is due on demand and allows for borrowings of up to 75% of par value of ARS. No borrowings were outstanding as of March 31, 2010. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

Cash Flows From Operating Activities

Net cash used in operating activities was $12.9 million for the nine months ended March 31, 2010. Our net loss of $2.2 million contributed to the use of cash. Negative cash flow from working capital changes include a decrease in deferred revenue, net of deferred cost of revenue of $15.8 million, a $5.5 million decrease in accounts payable, a $5.5 million increase in prepaid expenses and other assets and an increase in inventory of $0.6 million, partially offset by a $1.5 million increase in accrued liabilities, a $0.7 million decrease in accounts receivable and an increase of $0.3 million in inventory reserves. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan, offset partially by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. The decrease in accounts payable was primarily due to a reduction in our operating expenses.  Non-cash charges included $8.2 million of stock-based compensation and $5.6 million of depreciation and amortization expense.

Cash Flows From Investing Activities

Net cash provided by investing activities was $10.0 million for the nine months ended March 31, 2010, which was primarily attributable to net marketable security activities of $12.0 million, which consisted of $86.3 million of sales and maturities of marketable securities, offset by $74.3 million in purchases. We also used $2.5 million of cash for purchases of property and equipment. Our restricted cash decreased by $0.4 million due to decreased amounts related to contracts with customers requiring that deposited cash amounts be secured via letter of credit until delivery of the CyberKnife unit occurs.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2010 was $1.9 million, which was attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans, offset by excess tax benefit from stock-based compensation of $0.5 million.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Quarterly Report on Form 10-Q for the previous quarterly reporting period ended December 31, 2009. There have been no significant changes in those obligations during the current quarter.

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

At March 31, 2010, we had $36.0 million of cash and cash equivalents and $109.8 million invested in other financial instruments. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and investment balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, except as described below, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before scheduled maturity. If overall interest rates had risen by 100 basis points, the fair value of our net investment position at March 31, 2010 would have decreased by approximately $0.5 million, assuming consistent levels.

Foreign Currency Exchange Rate Risk

At March 31, 2010, there was one sales contract for a CyberKnife system denominated in foreign currency, which was recorded in deferred revenue in the accompanying condensed consolidated balance sheets.  Based on our exposure as of March 31, 2010, a 10% movement in currency rates would result in a gain or loss of $0.3 million. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, it is likely we will sell in the local currency, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these or contracts we enter into that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

Credit Risk

The par value of $21.9 million of ARS we held as of March 31, 2010 failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. As of March 31, 2010, we have written down our ARS from their par value of $21.9 million to the estimated fair value of approximately $21.5 million. The decline in market value was recorded to other expense in conjunction with our decision to reclassify the ARS from the available-for-sale category to the trading category. In addition, we entered into a Rights Agreement with UBS whereby we have the option to sell the ARS at par value to UBS between June 30, 2010 and July 1, 2012. As part of the settlement with UBS, we have entered into a “no net cost” secured line of credit agreement with UBS. The secured line of credit allows borrowings as determined by UBS. The available borrowings afford us additional cash liquidity until we exercise our option to sell at par value, which we plan to exercise on June 30, 2010. As of March 31, 2010, no borrowings are outstanding on this line of credit. Based on our ability to access our cash and cash equivalents, our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010 our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.                       Legal Proceedings.

Please refer to Note 6 to the Condensed Consolidated Financial Statements above for a description of certain legal proceedings currently pending against the Company.   From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 1A.              Risk Factors.

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.  The descriptions below include any material changes to and supersede the descriptions of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009.

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

We have incurred net losses in every fiscal year since our inception except during the fiscal years ended June 30, 2009 and 2008. As of March 31, 2010, we had an accumulated deficit of $122.7 million. We may incur net losses in the future, particularly as we increase our manufacturing, sales and marketing and administrative activities and as we continue our research and development activities. Our ability to maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

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

The number of our employees increased from 194 as of June 30, 2005 to 440 as of March 31, 2010. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

We offer longer or extended payment terms for qualified customers in some circumstances.  As of March 31, 2010, customer contracts with extended payment terms of more than one year amounted to less than 4% of our accounts receivable balance.  While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment.  This may result in an increase in payment defaults, which would affect our net earnings.  Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding, or DSO.

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

At March 31, 2010, we had cash and cash equivalents of $36.0 million. These available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Effective in 2013, there will be a 2.3% excise tax on the sale of certain medical devices.

In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict the exact effect newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. In addition, the enacted excise tax may materially and adversely affect our operating expenses and results of operations.

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

Our directors, executive officers and major stockholders own approximately 35.0% of our outstanding common stock as of April12, 2010, which could limit our ability to influence the outcome of key transactions, including changes of control.

As of April 12, 2010, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 35.0% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

Date:   May 6, 2010