Form 10-K
period 2010-06-30
ACCURAY INC
filed 2010-09-01
CIK 1138723

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33301

ACCURAY INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or organization)	20-8370041 (I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 31, 2009: $314,081,819.

         As of July 30, 2010, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 58,608,781.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2010 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2010

FORM 10-K

ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including, but not limited to, statements regarding the extent and timing of future revenues and expenses, statements regarding reimbursement rates, statements regarding regulatory requirements, statements regarding future orders, statements regarding our strategic alliance with Siemens AG, statements regarding the deployment of our products, statements regarding revenues, earnings or other financial results, and other statements using words such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "intends," "may," "plans," "projects," "should," "will" and "would," and words of similar import and the negatives thereof. Accuray Incorporated ("we," "our," the "Company") has based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could cause our actual results to differ materially include those discussed under "Risk Factors" in Part I, Item 1A of this report. We undertake no obligation to update or revise any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

PART I

        Historically, our fiscal year has ended on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consisted of 13 weeks. The additional week in a 53 week year was added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2009 and 2008 are each comprised of 52 weeks. For ease of presentation purposes, we refer to June 30 as the Company's fiscal year end. On June 23, 2009, our board of directors determined to change the Company's fiscal year end to June 30, beginning with fiscal 2010.

Item 1.    BUSINESS

The Company

        We, Accuray Incorporated, have developed what we believe to be the first and only commercially available intelligent robotic radiosurgery system, CyberKnife® Robotic Radiosurgery System, designed to treat solid tumors anywhere in the body as an alternative to traditional surgery. Our CyberKnife system represents the next generation of radiosurgery systems, combining continuous image-guidance technology with a compact linear accelerator, or linac, which has the ability to move in three dimensions according to the treatment plan. Our image-guidance technology enables the system to continuously acquire images to track a tumor's location and transmit any position corrections to the robotic arm prior to delivery of each dose of radiation. Our linac is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy the tumor. This combination, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife system autonomously tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation typically with sub-millimeter accuracy. The CyberKnife procedure requires no anesthesia, can be performed on an outpatient basis and allows for the treatment of patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife procedure is designed to avoid many of the potential risks and complications that are associated with other treatment options and is more cost effective than traditional surgery.

        As of June 30, 2010, 206 CyberKnife systems were installed: 132 in the Americas, three of which are pursuant to our shared ownership program, 45 in Asia and 29 in Europe. Our customers have reported that over 95,000 patients worldwide have been treated with the CyberKnife system since its commercial introduction. Our customers have increasingly used the CyberKnife system for indications outside of the brain for tumors on or near the spine and in the lung, liver, prostate and pancreas. Based on customer data, over 50% of patients treated with the CyberKnife system in the United States during the year ended June 30, 2010 were treated for tumors outside of the brain.

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

Cancer Market Overview

        According to the World Health Organization, or WHO, an estimated 7.9 million people died of cancer in 2007, accounting for 13% of all deaths worldwide. Cancer is the second leading cause of death in the United States, after heart disease. The American Cancer Society, or ACS, estimates that approximately 569,000 Americans will die as a result of cancer in 2010. The ACS also estimates that approximately 1.4 million new cases of cancer will be diagnosed in the United States in 2010, with continued increases in the prevalence of cancer forecasted as the U.S. population ages.

        Cancers can be broadly divided into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood-borne cancers, such as leukemia. The ACS estimates that solid tumor cancers will account for approximately 1.4 million, or approximately 94%, of new cancer cases diagnosed and will account for approximately 527,000 cancer related deaths in the United States in 2010. In addition, tumors at the original cancer site, called primary tumors, such as in the breast or prostate, even when diagnosed and treated, can lead to the development of tumors in other locations of the body, called secondary tumors. This is referred to as metastatic disease, the movement of cancer cells from one part of the body to another. We are focused on the treatment of solid cancer tumors.

Development of Radiosurgery

        Traditional methods for the treatment of solid tumor cancers include surgery, radiation therapy, chemotherapy and other drugs. Surgery and radiation are forms of local therapy, because the tumor is either directly removed through surgery or irradiated with the objective of destroying the cancer cells comprising the tumor. Chemotherapy is a systemic treatment method which involves the administration of drugs with the objective of killing cancer cells anywhere in the body, and when used in conjunction with local therapy, any remaining cancer cells that were not destroyed by the local therapy.

        Based on the demonstrated principles of radiation as a method of destroying cancer cells, manufacturers have developed radiosurgery systems that have initially shown to be effective in the treatment of brain tumors and there have been various attempts to develop similarly accurate systems to perform radiosurgery elsewhere in the body. By destroying the tumor with a high dose of radiation, radiosurgery systems have been shown to be effective at local control without the risks, costs and other limitations of traditional surgery. Radiosurgery systems differ from traditional radiation therapy systems in that they are designed to deliver a very high cumulative dose of radiation, in a single or a small number of treatments precisely targeted at the tumor rather than at a region that consists of the tumor plus healthy tissue that surrounds the tumor area. The more accurate delivery of radiation allows higher doses to be delivered, increasing the probability of tumor cell death and better local control. In addition, radiosurgery can be used on patients who cannot, due to advanced age or other health reasons, tolerate traditional surgery.

        One of the initial radiosurgery techniques was frame-based radiosurgery for the treatment of brain tumors, which requires attaching a rigid frame to the patient's head by screwing it into the skull through the skin to immobilize the patient's head and to aid in targeting the tumor. Besides immobilizing the patient, the frame forms a fixed coordinate system that is used to target a tumor inside the head. Once the frame is attached, the physician then images the head, typically with a computed tomography, or CT scan, to identify the tumor location relative to the frame. The physician then uses the acquired images to develop a treatment plan, and the patient receives treatment while being held in position by the rigid frame. The entire process usually lasts between four and eight hours.

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

        Increase physician adoption and patient awareness to drive utilization.    We are continually working to increase adoption and awareness of our CyberKnife system and demonstrate its advantages over traditional treatment methods. We hold and sponsor symposia and educational meetings and support clinical studies in an effort to demonstrate the clinical benefits of the CyberKnife system. We assist our customers to increase patient awareness in their communities by helping them develop marketing and educational campaigns.

        Continue to expand the radiosurgery market.    While radiosurgery has traditionally been used to treat brain tumors, the CyberKnife system has received FDA clearance for and is increasingly being used to treat tumors anywhere in the body where radiation is indicated. Based on customer data, over 50% of patients treated with the CyberKnife system in the United States during the year ended June 30, 2010 were treated for tumors outside of the brain. We are facilitating studies to further demonstrate the CyberKnife system's efficacy for treating tumors outside of the brain, and we believe these studies will increase overall utilization of the CyberKnife system and continue to expand the number of patients eligible for radiosurgery. In addition, we have developed and are continuing to develop new upgrades to enable the CyberKnife system to be even better suited for treating tumors anywhere in the body where radiation is indicated.

        Continue to innovate through clinical development and collaboration.    The clinical success of the CyberKnife system is due in large part to the collaborative partnerships we have developed over the last decade with clinicians, researchers and patients. We proactively seek out and rely on constructive feedback from CyberKnife system users to learn what is needed to enhance the technology. Due to this collaborative process, we continually refine and upgrade the CyberKnife system, which ultimately improves our competitive position in the radiosurgery market. Our upgrades are designed to improve the ease of use and accuracy of treatment, decrease the treatment times, and improve the utilization for specific types of tumors. For example, in recent years, we introduced Synchrony, a motion tracking system that is designed to track tumors that move with patient respiration and the Xsight Spine Tracking System, a new target tracking technology, which eliminates the need for surgical implantation of small, inert metal markers, known as fiducials, in the treatment of spinal tumors. In the year ended June 30, 2008, we introduced a higher output linear accelerator, the Iris Variable Aperture Collimator, Monte Carlo Dose Calculation software, Sequential Optimization treatment planning and a seated RoboCouch, enabling improved patient positioning capabilities. In the year ended June 30, 2009, we introduced the InTempo Adaptive Imaging system, MultiPlan MD Suite, and MultiPlan Quick Review. In the year ended June 30, 2010, we introduced the CyberKnife VSI™ System, which includes support for the delivery of conventional fractioned robotic image guided intensity-modulated radiation therapy, or Robotic IMRT, AutoSegmentation for Prostate, MultiPlan QuickPlan and the Radiosurgery DICOM Interface to the Varian ARIA System. In addition, the CyberKnife VSI system includes a 1000MU/minute linac, which reduces treatment times making it feasible to deliver radiosurgery treatments in the same time as other machines deliver radiotherapy treatments.

        Leverage our installed base to generate additional recurring revenue.    We have designed the CyberKnife system so that generally customers can upgrade their previously purchased systems as we introduce new features. We generate additional revenue by selling multiyear service plans that provide eligibility to receive upgrades, when and if available. These contracts are typically signed prior to the CyberKnife system installation and generate additional revenue throughout the life of the contract. In addition, we sell upgrades to our existing customers who are not covered by service plans or who have exhausted the upgrades deliverable pursuant to their service plans. Finally, we offer the shared ownership program, which enables customers to reduce the upfront investment required for the CyberKnife system in exchange for sharing a significant portion of revenue with us that is derived from each procedure.

        Expand sales in international markets.    We intend to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. We currently have regional offices in Paris, France, Hong Kong, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. Combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region and Latin America our sales and distribution channels cover more than 80 countries. We intend to increase our international revenue by select additions of direct sales and marketing personnel in targeted areas to further penetrate our most promising international markets.

        Pursue acquisitions, strategic partnerships and joint ventures.    We intend to actively pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with our customers. As an example, we entered into a Strategic Alliance Agreement, or Alliance Agreement with Siemens Aktiengesellschaft, or Siemens, pursuant to which (i) Accuray has granted Siemens distribution rights to

Accuray's CyberKnife system when sold along with Siemens systems in multiple product sales, (ii) Accuray and Siemens will create a research and development relationship, and (iii) Siemens will incorporate certain Accuray technology into its linear accelerator products.

The CyberKnife System

        Our principal product is the CyberKnife system, an intelligent robotic radiosurgery system that enables the treatment of tumors anywhere in the body where radiation is indicated without the need for invasive surgery or rigid frames. The current United States list price for the CyberKnife system ranges from approximately $3.6 million to $6.2 million, depending upon system configuration and options purchased by the customer. The list price typically includes initial training, installation and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife system, as well as service contracts and training to assist customers in realizing the full benefits of the CyberKnife system.

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

        Key components and technologies of the CyberKnife system and the CyberKnife VSI system include the following:

        CyberKnife VSI System.    With the ability to offer a full range of treatment options, from radiosurgery to high precision radiation therapy, the versatile CyberKnife VSI system provides the flexibility to optimize treatments for the unique needs of each patient. Using intelligent capabilities to not only enable expert-level treatments with an intuitive planning process, but also to adapt treatment delivery to the distinct characteristics of each patient with continual image guidance, the CyberKnife VSI system instills confidence that the plan created is the plan delivered. A comprehensive set of tools to manage every aspect of patient treatment, ready integration into existing institution infrastructure and a logical workflow make the use of the CyberKnife VSI system simple and convenient in daily clinical practice.

        Treatment of inoperable or surgically complex tumors.    The CyberKnife system can be used to target tumors that cannot be easily treated with traditional surgical techniques because of their location, number, size, shape or proximity to vital tissues or organs, or because of the age or health of the patient. The CyberKnife system's intelligent robotics are designed to enable the delivery of radiation doses that conform closely to the shape of the tumor. This enables the precise targeting of a tumor, while at the same time minimizing damage to surrounding healthy tissue. Radiosurgery treatments performed with the CyberKnife system can also be staged over two to five treatment sessions. Robotic IMRT treatments performed with the CyberKnife system can be delivered in as many as 40 treatment sessions, or fractions.

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

        Real-time tracking of tumor movement.    We believe the CyberKnife system is the first device that is designed to enable the treatment of tumors that change position due to respiration, tumor or patient movement during treatment. That ability is achieved with a level of accuracy typically associated with radiosurgery procedures for brain tumors.

        Significant patient benefits.    Patients may be treated with the CyberKnife system on an outpatient basis without anesthesia and without the risks and complications inherent in traditional surgery. The CyberKnife treatment procedure is well tolerated. Patients do not require substantial pre-treatment preparation, and typically there is little to no recovery time or hospital stay associated with the CyberKnife procedure. In addition, the CyberKnife system eliminates the need for an invasive rigid frame to be screwed into the patient's skull or affixed to other parts of the body.

        Facilitates additional revenue generation through increased patient volumes.    We believe that clinical use of the CyberKnife system allows our customers to effectively treat patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery. Therefore, we believe the treatment of these patients generates additional revenue without affecting our customers' traditional radiation therapy practices. In addition, because the CyberKnife treatment is a non-invasive, outpatient procedure requiring little or no recovery time, hospitals can treat more patients than with traditional surgery. In traditional surgery, the time a patient must be at the facility for the procedure and recovery time tends to be measured in days. With the CyberKnife system, the entire procedure is generally completed within 60 minutes, and the patient often leaves the facility very shortly after treatment. Even if the patient receives four to five treatments, the total time the patient is at the hospital or treatment center is still shorter than with traditional surgery. Furthermore, the more time the patient must be at the hospital, the more resources the hospital must dedicate to the patient. The reduction in overall time and resources required for the CyberKnife procedure, when compared to traditional surgery, leads to an increase in the volume of procedures performed and potentially lower per procedure costs for the hospital. This makes the CyberKnife system an attractive addition to our customers' cancer treatment practice.

        Upgradeable modular design.    The CyberKnife system has a modular design which facilitates the implementation of upgrades that generally do not require our customers to purchase an entirely new system to gain the benefits of new features. We continue to work to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access. Key components and technologies of the CyberKnife system include the following:

        Compact X-band linear accelerator (linac).    The linac generates the radiation that is used to treat the tumor. We believe we are the only commercial manufacturer of a compact X-band linac. This technology allows us to manufacture linacs that are smaller and weigh significantly less than standard medical linacs used in traditional gantry-based radiation therapy systems while achieving similar performance. The CyberKnife linac provides high energy X-ray beams of different diameters and intensities without the use of radioactive material. In fiscal 2010, we introduced a linac capable of delivering 1000 monitor units per minute of energy output, representing the highest output linac we have offered.

        Robotic manipulator.    The robotic manipulator arm, with six-degrees-of-freedom range of movement, is designed to move around the patient to position the linac and direct the radiation with an extremely high level of precision and repeatability. The manipulator arm provides a unique method of positioning the linac to deliver doses of radiation from nearly any direction and position, without the limitations inherent in gantry-based systems, creating a non-isocentric composite dose pattern that can precisely conform to the shape of each treated tumor. This flexibility enhances the ability to diversify beam trajectories and beam entrance and exit points, helping to minimize risks of radiation damage to healthy cells near the tumor. Furthermore, the rapid response time of the manipulator arm allows tracking of tumors that move with respiration.

        Real-time image-guidance system with continuous target tracking and feedback.    Without the need for clinician intervention or treatment interruption, the CyberKnife system's revolutionary real-time image-guided robotics enables continuous monitoring and correction for patient and tumor movements throughout each treatment as it is being delivered. The CyberKnife system is able to precisely deliver the prescribed radiation dose due to the virtually instantaneous and continuous feedback loop between X-ray-based target localization and automatic correction of the radiation beam throughout the entire treatment. This target tracking and feedback technology uses two digital image detectors to capture low energy X-ray images. The image guidance software carries out an automated comparison of the X-ray images with the patient's CT scan to detect, track and correct for any movement of the tumor or patient before and during the treatment delivery. This allows the CyberKnife system to dynamically target the tumor and adjust the position of the beam to follow the motion of the tumor throughout the treatment, directing the beam to precisely match tumor movement.

        X-ray sources.    The low-energy X-ray sources generate the X-ray images that help to determine the location of bony or other anatomic landmarks, or implanted fiducials, which are used for tracking throughout the entire treatment.

        Image detectors.    The image detectors capture high-resolution anatomical images throughout the treatment. These live images are continually compared to the patient's CT scan to determine real-time patient positioning. Based on this information, the robotic manipulator automatically corrects for any detected movement.

        In addition to the key components listed above, we also offer the following components and features:

        Synchrony Respiratory Tracking System.    The CyberKnife system's proprietary motion tracking system, the Synchrony System, is used to track tumors that move with respiration. Synchrony software and hardware correlate tumor movement due to respiration with the CyberKnife system treatment beam allowing it to continuously track the tumor as it moves throughout the respiratory cycle. Through this process the CyberKnife system delivers beams synchronized in real-time to tumor position while adapting to changes in breathing patterns, allowing for the delivery of highly conformed radiation beams while reducing areas exposed to radiation. The Synchrony System provides an unprecedented clinical accuracy of approximately 1.5 millimeters for tumors that move with respiration.

        Xsight Spine Tracking System.    The Xsight Spine Tracking System eliminates the need for surgical implantation of fiducials for the delivery of radiosurgery treatments on or near the spine. The Xsight Spine Tracking System utilizes skeletal structures to automatically locate and track tumors with sub-millimeter accuracy. We believe no other commercially available technology today offers this capability.

        Xsight Lung Tracking System.    The Xsight Lung Tracking System delivers radiosurgical accuracy to some lung tumors without the need for implanted fiducials. The Xsight Lung Tracking System directly tracks the anatomy of the tumor. Integrated with the Synchrony Respiratory Tracking System, treatment margins are significantly minimized by tracking the motion of the tumor as it moves during respiration.

        RoboCouch Patient Positioning System.    Fully integrated with the CyberKnife system, the RoboCouch intelligently positions the patient to the planned treatment position with extreme accuracy, providing not only greater set up precision, but significantly streamlining the patient set up process. The RoboCouch offers greater positioning flexibility, a lower patient loading height, and a higher patient weight capacity limit when compared to our Standard Treatment Couch.

        Standard Treatment Couch.    The Standard Treatment Couch is used to automatically align the patient for treatment.

        Xchange Robotic Collimator Changer.    The Xchange Robotic Collimator Changer automatically exchanges secondary fixed collimators, without clinician involvement, and is required for use with the Iris Variable Aperture collimator. These collimators determine the radiation beam size during the treatment.

        Iris Variable Aperture Collimator.    The Iris Variable Aperture Collimator enables delivery of beams in 12 unique sizes with a single collimator. This significantly reduces treatment times as well as the total radiation dose delivered to the patient.

        4D Treatment Optimization and Planning System.    Our 4D Treatment Optimization and Planning System optimizes treatment by taking into account the movement of the tumor as well as the movement and deformation, or change in shape, of the surrounding tissue, thereby minimizing margins and radiation exposure to healthy tissue.

        InTempo Adaptive Imaging System.    The InTempo System is a time-based target tracking technology used to compensate for intrafraction prostate motion during treatment delivery. With the InTempo System, our users can utilize adaptive imaging to automatically adjust for large movements in patients during treatment by increasing the X-ray imaging frequency. The user also manages the image age of X-ray images by specifying how long to wait between image acquisitions.

        MultiPlan Treatment Planning System.    The proprietary intuitive planning system is designed for CyberKnife radiosurgery and includes the hardware necessary for treatment planning. The MultiPlan System generates a series of beams and calculates the dose that must be delivered from each beam and provides these as a treatment plan. The treatment plan defines the pattern of radiation that meets the physician's dose prescription. The MultiPlan system uses input images from multiple modalities, including computed tomography, or CT, magnetic resonance imaging, or MRI, positron emission tomography, or PET, and 3D angiography. After the physician outlines a tumor and critical adjacent tissues on the computer, a medical physicist (or dosimetrist) uses the MultiPlan system to plan the number, intensity, position and direction of radiation beams. Using unique and patented software algorithms, the system calculates and displays the resultant treatment plan for evaluation, optimization and approval by the physician.

        MultiPlan MD Suite.    The MultiPlan MD Suite solution allows remote users to perform pre-planning preparation and post-planning review of treatment plans. MultiPlan MD Suite provides the ability to perform tasks such as contouring, fusion, setting of treatment plan parameters, and review of treatment plans.

        CyberKnife® Data Management System.    The CyberKnife® Data Management System provides comprehensive storage and processing of the patient data that is generated as the patient progresses through the CyberKnife planning and treatment workflow. Pre-planning data, such as planning CT images, are imported and stored in the data management system. This information is then available for review by the clinician. The results of a patient's treatment delivery, such as dose delivered from each beam, each path and each fraction, as well as details about the images acquired and corrections applied are recorded and stored in the data management system.

        MultiPlan Quick Review.    The MultiPlan Quick Review feature allows multiple sessions of the MultiPlan Treatment Planning System to be run simultaneously. One primary and up to three secondary sessions are available. The primary session has full treatment planning functionality while the secondary sessions can perform all planning functions except for optimization. MultiPlan Quick Review improves clinical workflow by allowing data from multiple patients, or multiple plans from the same patient, to be accessed simultaneously.

        Radiosurgery DICOM Interface.    In a typical oncology department there are many individual systems that play a role in patient diagnosis and treatment delivery. Each of these systems separately manages their own specialized piece of information about a patient. Often a centralized information management system such as an Oncology Information Systems, or OIS, is used to minimize the need for the clinical user to access each of these separate systems individually to gather information. Centralization of the patient's oncology treatment record into a single digital record provides clinical benefits that can be realized immediately. Data management systems, such as the CyberKnife Data Management System, utilize industry-standard interface protocols, such as DICOM, to export patient information to the OIS. With the Radiosurgery DICOM Interface, the CyberKnife Robotic Radiosurgery System completes the OIS electronic medical record with a comprehensive export of the radiosurgery treatment history. Note: The Radiosurgery DICOM Interface requires a compatible version of the OIS.

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

        Robotic IMRT.    Robotic IMRT combines the proven technical effectiveness of IMRT delivery with the robotic intelligence of the CyberKnife system—superior conformality, steep dose gradient and fully automated treatment delivery with continual image guidance—to deliver high precision radiation therapy using a conventionally fractionated approach.

        AutoSegmentation for Prostate.    The AutoSegmentation option provides a method for the CyberKnife system to automatically generate accurate contours of the male pelvic anatomy, including the prostate, rectum, bladder, seminal vesicles and femoral heads. AutoSegmentation leverages a unique, model-based approach to automated contouring. Since these structures can now be defined quickly, accurately and with minimal user input, clinical workflow is greatly improved.

        QuickPlan.    Our QuickPlan technology allows for a complete treatment plan to be generated automatically, and the results presented to the user for review. The entire planning process, including the ability to automatically contour certain anatomical structures, automatically fuse image series and automatically identify fiducials, as well as the scriptable nature of the Sequential Optimization algorithm are leveraged in the QuickPlan option. Since the treatment planning process can now be largely automated, CyberKnife staff can now utilize their time and resources in the clinic more effectively.

        Report Administration Application.    The ability to easily access the data stored in the CyberKnife Data Management System is essential to the smooth management of the CyberKnife department. The Report Administration application makes the ability to review stored patient and usage data simple and straightforward by providing the easy availability of a variety of departmental reports.

Sales and Marketing

        We currently market the CyberKnife system through a direct sales force in the United States and a combination of direct sales personnel and distributors in the rest of the world. Support of our international sales is handled through our European and Asian headquarters in Paris, France; Hong Kong, China and Tokyo, Japan.

        In the United States we use a combination of regional sales directors, account specialists, product managers, training specialists and field marketing managers. Regional sales directors and account specialists are responsible for selling the CyberKnife system, upgrades and services to hospitals and stand-alone treatment facilities. Our product managers help market our current products and work with our engineering group to identify and develop upgrades and enhancements for the CyberKnife system. Our training specialists train radiation oncologists, surgeons, physicists and radiation therapists.

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

        According to estimates published by the American Society for Therapeutic Radiation Oncology, or ASTRO, there are over 2,000 hospitals and stand-alone treatment facilities in the United States providing radiation therapy services. Our current United States sales and marketing focus is to target the hospitals and treatment facilities currently providing radiation therapy services, however, in the future we believe that the CyberKnife system will also be marketed to hospitals that do not have radiation therapy facilities.

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

        Single source suppliers presently provide us with several components, including the magnetron, the treatment couches, the robot and the imaging plates. In most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. In the event of a disruption in any of these suppliers' ability to deliver a component, we would need to secure a replacement supplier. Additionally, any disruption or interruption of the supply of key subsystems could result in increased costs and delays in deliveries of CyberKnife systems, which could adversely affect our reputation and results of operations.

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

        We had 15 U.S. patents issued in the fiscal year ended June 30, 2010. As of June 30, 2010, we held 55 U.S. patents, 55 pending U.S. patent applications and are pursuing additional patent applications on additional key inventions to enhance our intellectual property rights. The first of our patents will expire in October 2010 and currently the last of our patents will expire in 2026. As of June 30, 2010, we also held 23 foreign patents, 8 pending published Patent Cooperation Treaty applications and 66 foreign patent applications which correspond to our issued U.S. patents and pending U.S. patent applications. We cannot be sure that any patents will be issued from any of our pending patent applications, nor can we assure you that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology. An additional key component of our intellectual property is our proprietary software used in planning and delivering the CyberKnife system's therapeutic radiation dose.

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

        Patents may provide some degree of protection for preventing others from making, using, selling, or offering for sale a system that shares one or more features of the CyberKnife. However, patent protection involves complex legal and factual determinations and is therefore uncertain. The laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of technology of interest to us. As a result, we cannot assure you that patents will issue from any of our patent applications. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. In view of these factors, our intellectual property positions bear some degree of uncertainty.

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

        In June 2010, we entered into an Agreement with Siemens, pursuant to which (i) Accuray has granted Siemens the right to sell the Company's CyberKnife system globally as part of its portfolio of healthcare products in multi-product sales, (ii) Accuray and Siemens will create a research and development relationship, and (iii) Siemens will purchase and incorporate elements of Accuray's technology into its linear accelerator products. The Company will retain the sole ownership and rights related to inventions it develops, and Siemens retains the sole ownership and rights related to inventions it develops. The Company and Siemens have joint ownership and rights related to any jointly developed inventions in connection with the Agreement, and each party has the right to use those inventions. Any other jointly developed inventions will be allocated (a) to Accuray if they relate to specified Accuray technology, (b) to Siemens if they relate to specified Siemens technology, (c) as joint inventions, similar to the previous sentence. Each party will be granted a limited license to inventions allocated to the other party.

Research and Development

        Continued innovation is critical to our future success. Our current product development activities include projects expanding clinical applications in radiosurgery, driving product differentiation, and continually improving the CyberKnife system's capabilities. Some of our product upgrades have been discussed above under the heading "The CyberKnife System".

        Research activities strive to enable new product development opportunities by developing new technologies and advancing areas of existing core technology such as next generation linear accelerator, patient imaging, or treatment planning capabilities.

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

        As of June 30, 2010, we had 117 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2010, 2009 and 2008 were $31.5 million, $36.0 million and $32.9 million, respectively. We plan to increase our investment in research and development in future periods, including in connection with our strategic alliance with Siemens.

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

        The market for standard linacs is dominated by three companies: Elekta, Siemens, and Varian Medical Systems, Inc., or Varian. In addition, TomoTherapy Incorporated, or TomoTherapy, markets a radiation therapy product. Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image-guidance systems to perform radiosurgery. Our newest CyberKnife system, the CyberKnife VSI system, was designed with a focus on radiosurgery, however, it can be also used to perform Robotic IMRT which uses low doses of radiation over a long period of time with fractionated treatments to treat cancer cells. Many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, drug treatment, gene therapy (which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes), and other approaches. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

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

Reimbursement

        The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the freestanding clinic setting. For calendar year 2010, the national unadjusted average Medicare payment rates under Healthcare Common Procedure Coding System, or HCPCS, are $3,572 under code G0339, the billing code for the first treatment, and $2,488 under code G0340, the billing code for each of the second through fifth treatments. Payment for the freestanding clinic setting is governed by the final Medicare Physician Fee Schedule. For 2010, payment for CyberKnife procedures in the freestanding clinic settings for first and subsequent treatments is set by local Medicare carriers and rates may vary from low payment to a payment rate exceeding the hospital outpatient payment rates. We will continue to evaluate the impact that the health care legislation bill, HR 4872, and the effect the implementation of its statutes may have on Medicare reimbursement rates.

        In late June and early July of 2010 Medicare published its proposed rules for hospital outpatient services, for physicians, and services performed in the freestanding center setting. After a 60 day comment period Medicare will review and analyze the comments. Once Medicare's analysis is complete the final rules will be published, which we anticipate to occur near the end of October 2010. The proposed rates in the hospital outpatient setting reflect a 4.4% decrease for G0339 and a 1.1% increase for G0340. Proposed payment in the freestanding clinic setting for the first and subsequent treatments continues to be set by local Medicare carriers and rates may vary from low payment to a payment rate exceeding the hospital outpatient payment rates.

        In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the freestanding clinic setting. Payment to physicians is based on the Medicare Physician Fee Schedule, and payment amounts are updated on an annual basis. For 2010, Medicare adjusted reimbursement rates for the Current Procedural Terminology, or CPT, code series describing the surgeon's role in the delivery of CyberKnife cranial and spinal procedures beginning with 61796 and 63620 to varying degrees. For example, the rate for treating five simple cranial lesions was reduced by less than one percent, and the rate for treating one complex cranial lesion was increased by more than 40%. For 2011, Medicare has proposed adjustments to reimbursement rates for CPT code series describing the surgeon's role in the delivery of CyberKnife cranial and spinal procedures beginning with 61796 and 63620 to varying degrees. These adjustments vary from a 27% increase to a 33% increase.

        Radiosurgery procedures in other anatomies require other surgeons to bill unlisted CPT codes with no assigned payment rates. Payment rates for unlisted codes are set by the local Medicare carrier and rates may vary from no payment to rates equivalent to the comparable CPT rates for the series beginning with 61796 and 63620. Coding for other physicians (primarily radiation oncologists) involved in the delivery of CyberKnife treatment increased by one percent. Medicare did not propose changes for 2011 to payment rates in other anatomies not described by the cranial and spinal procedure codes.

        In November of 2009, we announced the introduction of the CyberKnife VSI system, which allows physicians to perform conventionally fractioned robotic image guided intensity-modulated radiation therapy, or Robotic IMRT, in addition to Robotic Stereotactic Radiosurgery procedures. Reimbursement for Robotic IMRT is expected to be similar to conventional IMRT. Medicare 2011 proposed physician fee schedule rules reflect an 11% increase in 2011 for the treatment delivery code used to report IMRT services delivered by the CyberKnife VSI system.

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

        Pre-market approval (PMA) pathway.    A PMA must be submitted to the FDA if the device cannot be approved through the 510(k) clearance process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. No device that we have developed has required pre-market approval, nor do we currently expect that any future device or indication will require pre-market approval.

        Product modifications.    After a device receives 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance or approval. We have modified aspects of our CyberKnife system family of products since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required for the modifications. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. During our fiscal year ended June 30, 2009, we submitted one 510(k) clearance notification for modifications made to the operation of the CyberKnife system. The submission was cleared on September 18, 2009.

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

        On August 3, 2010, the FDA, or Agency, released for public comment two internal working group reports with numerous recommendations (1) to improve the 510(k) process and (2) to utilize science in regulatory decision making in ways that encourage innovation yet maintain predictability. Comments are due in 60 days and the FDA is targeting the implementation of or setting timelines for the implementation of "non-controversial" recommendations by the end of the year. At the same time, the FDA acknowledges that the recommendations are preliminary and no decisions have been made on specific changes to pursue. Nevertheless, we anticipate significant changes will result in the way 510(k)

programs will operate and the data requirements, including clinical data, to obtain 510(k) clearance or PMA approval. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances or PMA approvals in a timely manner or the effect on our business.

        On June 9 and 10, 2010, the FDA held a public meeting entitled "Device Improvements to Reduce the Number of Under-doses, Over-doses, and Misaligned Exposures from Therapeutic Radiation." The expressed purpose of the meeting was to discuss steps that could be taken by manufacturers of radiation therapy devices to help reduce misadministration and misaligned exposures. In advance of and at the meeting, the FDA requested comments in the following areas: features that should be incorporated into radiation therapy devices and their related software, user training, and quality assurance measures. It is likely that the Agency will use the information gleaned at this meeting to revise the standards and requirements for designing, manufacturing and marketing devices such as ours, creating uncertainty in the current regulatory environment around our current products and development of future products.

        Radiological health.    Because our CyberKnife system contains both laser and X-ray components, and because we assemble these components during manufacturing and service activities, we are also regulated under the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. This law requires laser and X-ray products to comply with regulations and applicable performance standards, and manufacturers of these products to certify in product labeling and reports to the FDA that their products comply with all such standards. The law also requires manufacturers to file new product reports, and to file annual reports and maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed. Assemblers of diagnostic X-ray systems are also required to certify in reports to the FDA, equipment purchasers, and where applicable, to state agencies responsible for radiation protection, that diagnostic and/or therapeutic X-ray systems they assemble meet applicable requirements. Failure to comply with these requirements could result in enforcement action by the FDA, which can include injunctions, civil penalties, and the issuance of warning letters. In the past, we failed to submit required reports to the FDA in a timely fashion. To correct our reporting deficiencies, in 2003 we initiated a corrective action plan that included, among other things, filing all past due reports with the FDA, applicable state agencies, and customers. We have also developed and implemented procedures to ensure future reports are made in a timely manner. While we believe all past reporting deficiencies have been corrected, we cannot assure you that the FDA will deem our corrective actions sufficient or that the FDA will not initiate enforcement action against us.

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

        We have a variety of financial relationships with physicians who are in a position to generate business for us. For example, physicians who own our stock also provide medical advisory and other consulting and personal services. Similarly, we have a variety of different types of arrangements with our customers. For example, our shared ownership program provides a CyberKnife system to customers in exchange for the greater of fixed minimum payments or a portion of the service revenues generated by the customer from use of the CyberKnife. Included in the fee we charge for the shared ownership program are a variety of services, including physician training, educational and marketing support, general reimbursement guidance and technical support. In the case of our former placement program, certain services and upgrades were provided without additional charge based on procedure volume. In the past, we have also provided loans to our customers. We also provide research grants to customers to support customer studies related to, among other things, our CyberKnife systems.

        If our past or present operations are found to be in violation of the federal Anti-Kickback Statute or similar government regulations to which we or our customers are subject, we or our officers may be subject to the applicable penalty associated with the violation, including significant civil and criminal penalties, damages, fines, imprisonment, and exclusion from the Medicare and Medicaid programs. The impact of any such violation may lead to curtailment or restructuring of our operations. Any penalties, damages, fines, or curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that some of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation. If an enforcement action were to occur, our reputation and our business and financial condition could be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business. Several recently enacted state and federal laws, including laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, now require, among other things, extensive tracking, maintenance of data bases regarding and disclosures of relationships and payments to physicians and healthcare providers. These laws require us to implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

        In addition, in July 2008, CMS issued a final rule implementing significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law. The final rule, which was effective October 1, 2009, imposes additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Among other things, the rule provides that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use basis. Prior to enactment of the final rule, physician owned entities had increasingly become involved in the acquisition of medical technologies, including the CyberKnife system. In many cases, these entities entered into arrangements with hospitals that billed Medicare for the furnishing of medical services, and the physician owners were among the physicians who referred patients to the entity for services. The rule limits these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and could discourage physicians from participating in the acquisition and ownership of medical technologies. The final rule also prohibits percentage-based compensation in equipment leases. As a result of the finalization of these regulations, some existing CyberKnife system operators have modified or restructured their corporate or organizational structures. In addition, certain customers that planned to open CyberKnife centers in the United States involving physician ownership have restructured their legal ownership structure. Certain entities were not able to establish viable models for CyberKnife system operation and therefore canceled their CyberKnife system purchase agreements. Accordingly, these regulations have resulted in cancellations of CyberKnife system purchase agreements and could also reduce the attractiveness of medical technology acquisitions, including CyberKnife system purchases, by physician-owned joint ventures or similar entities. As a result, these regulations have had, and could continue to have, an adverse impact on our product sales and therefore on our business and results of operations.

        A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violations of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed, and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

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

        As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information, including privacy and security standards required under HIPAA. The HIPAA privacy standard was recently amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), enacted as part of the American Recovery and Reinvestment Act of 2009. HITECH significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Furthermore, as of February 2010, Business Associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including a new enforcement scheme and inspection requirements.

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

        We are also currently subject to regulations in Japan. A Japanese distributor received the first government approval to market the CyberKnife system from the Ministry of Health and Welfare, or MHLW, in November 1996. In December, 2003, we received approval from the MHLW to market the CyberKnife system in Japan for clinical applications in the head and neck, and a new distributor, Chiyoda Technol Corporation, was appointed to distribute the CyberKnife system. In June 2008, we received approval from the MHLW to market the CyberKnife system for treatments throughout the body where radiation treatment is indicated. On June 30, 2009, our subsidiary, Accuray Japan KK, became the Marketing Authorization Holder in Japan, which allowed the Company to directly sell our products in Japan. In August 2010, we received Shonin approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market the CyberKnife G4 system to treat tumors non-invasively anywhere in the body, inclusive of head and neck.

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

Employees

        As of June 30, 2010, we had 451 employees worldwide, including 117 in research and development, 75 in sales and marketing, 132 in installation and service, 32 in manufacturing, and 95 in administration. None of the employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

Geographic Information

        For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in "Note 2. Significant Accounting Policies" in the notes to the consolidated financial statements.

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

        The CyberKnife system was initially used primarily for the treatment of tumors in the brain, and the broader use of the system to treat tumors elsewhere in the body has been a more recent development. As a result, physician and patient acceptance of the CyberKnife system as a comprehensive tool for treatment of solid tumor cancers anywhere in the body has not yet been fully demonstrated, particularly as compared to products, systems or technologies that have longer histories in the marketplace. The CyberKnife system is a major capital purchase and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. These and other factors, including the following, may affect the rate and level of the CyberKnife system's market acceptance:

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

        If the CyberKnife system is unable to achieve or maintain market acceptance, our revenue levels would decrease and our business would be harmed.

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

        We cannot be sure that we will be able to successfully develop, manufacture or introduce new products, treatment systems or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the quality system regulation, or QSR, and enforced by the FDA. Failure to complete these processes timely and efficiently could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our backlog, revenues and operating results to suffer.

If we are unable to provide the significant education and training required for the healthcare market to accept our products, our business will suffer.

        In order to achieve market acceptance of the CyberKnife system, we often need to educate physicians about the use of stereotactic radiosurgery, convince healthcare payors that the benefits of the CyberKnife system and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of the CyberKnife system. For example, the complexity and dynamic nature of stereotactic radiosurgery and Robotic IMRT requires significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and Robotic IMRT and require departures from their customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that any products we develop will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education. Failure to gain significant market acceptance would adversely affect our product sales and revenues, harming our business, financial condition and results of operations.

We have a large accumulated deficit, may incur future losses and may be unable to maintain profitability.

        As of June 30, 2010, we had an accumulated deficit of $117.7 million. We may incur net losses in the future, particularly as we increase our manufacturing, research and development, and marketing activities in connection with, among other things, the Strategic Alliance Agreement we entered into with Siemens AG on June 8, 2010. Our ability to maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

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

        In addition, due to tight credit markets and concerns regarding the availability of credit, particularly in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife system or for the construction or renovation of facilities to house CyberKnife systems. To date, these delays have primarily affected customers that were planning to operate freestanding CyberKnife systems, rather than hospital-based customers. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales and revenues, and therefore harm our business and results of operations.

The high unit price of the CyberKnife system, as well as other factors, may contribute to substantial fluctuations in our operating results, which could adversely affect our stock price.

        Because of the high unit price of the CyberKnife system and the relatively small number of units installed each quarter, each installation of a CyberKnife system can represent a significant percentage of our revenue for a particular quarter. Therefore, if we do not install a CyberKnife system when anticipated, our operating results will vary significantly from our expectations. This is of particular concern in the current volatile economic environment, where we have had experiences with customers cancelling or postponing orders for our CyberKnife system and delaying the required build-outs. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance. In particular, factors which may contribute to these fluctuations include:

  •
  Timing of when we are able to recognize revenue associated with sales of the CyberKnife system, which varies depending upon the terms of the applicable sales and service contracts;

  •
  The proportion of revenue attributable to purchases of the CyberKnife system, our shared ownership program and installations, which is associated with our legacy service plans;

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

  •
  Fluctuations in our gross margins and the factors that contribute to such fluctuations, as described in the Management Discussion and Analysis Results of Operations below;

  •
  How well we execute on our strategic and operating plans;

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

        Our primary product is the CyberKnife system. We expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife system. The CyberKnife system has lengthy sales and purchase order cycles because it is a major capital equipment item and requires the approval of senior management at purchasing institutions. The sales process in the United States typically begins with pre-selling activity followed by sales presentations and other sales-related activities. After the customer has expressed an intention to purchase a CyberKnife system, we negotiate and enter into a definitive purchase contract with the customer. Typically, following the execution of the contract, the customer begins the building or renovation of a facility to house the CyberKnife system, which together with the subsequent installation of the CyberKnife system, can take up to 24 months to complete. During the period prior to installation, the customer must build a radiation-shielded facility to house its CyberKnife system. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit were denied for installation at a specific hospital or treatment center, our CyberKnife system could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases it may be necessary for the entire facility to be completed before the CyberKnife system can be installed, which can result in additional construction and installation delays. Our sales and installations of CyberKnife systems tend to be heaviest during the third month of each fiscal quarter.

        Under our revenue recognition policy, we generally do not recognize revenue attributable to a CyberKnife system purchase until after installation has occurred, if we are responsible for providing installation, or delivery. For international sales through distributors, we typically recognize revenue when the system is shipped with evidence of sell through to the end user. Under our current forms of purchase and service contracts, we receive a majority of the purchase price for the CyberKnife system upon installation or delivery of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, such as:

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

Our ability to increase our profitability depends in part on maintaining or increasing our gross margins on product sales and service, which we may not be able to achieve.

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

  •
  How well we execute on our strategic and operating plans.

If third-party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife system, demand for our products and our revenue could be adversely affected.

        Our customers rely significantly on reimbursement for CyberKnife procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for our products and related procedures. Third party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage for or payment of our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results. In October 2009, the centers for Medicare and Medicaid Services, or CMS, issued the 2010 Medicare payment rates. The reimbursement rates are modestly lower than in the prior year, which could have a negative impact on the continued use of our products by existing customers and our ability to obtain new customers. CMS reviews such rates annually, and could implement more significant changes in future years. If in the future CMS significantly decreases reimbursement rates for stereotactic radiosurgery and Robotic IMRT services, or if other cost containment measures are implemented in the United States or elsewhere, such changes could discourage cancer treatment centers and hospitals from purchasing our products. We have seen our customers' decision making process complicated by the uncertainty surrounding the proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at freestanding clinics in the United States and for physician reimbursement for radiation oncology, which has resulted in delay and sometimes even failure to purchase our products.

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

        The market for standard linear accelerators is dominated by three companies: Elekta, Siemens AG and Varian. In addition, TomoTherapy Incorporated markets and sells a radiation therapy product. The CyberKnife system has not typically been used to perform traditional radiation therapy and therefore competition has been limited with standard medical linacs that perform traditional radiation therapy. However, the CyberKnife VSI system, which we introduced in November of 2009, may be used to perform Robotic IMRT, an advanced method of traditional radiation therapy, which products of these competitors are also capable of performing. In addition, some manufacturers of standard linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image-guidance systems to perform radiosurgery. Furthermore, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, drug treatment, gene therapy, which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes, and other approaches. Moreover, at least one other company has announced that it is developing a product that, if introduced, would be directly competitive with the CyberKnife. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

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

        If customers choose not to purchase a CyberKnife system or choose to purchase our competitors' products, our revenue and market share would be adversely impacted. In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy and radiosurgery, resulting in decreased demand for the CyberKnife system. Because the CyberKnife system has a long development cycle and because it can take significant time to receive government approvals for changes to the CyberKnife system, we must anticipate changes in the marketplace and the direction of technological innovation. Accordingly, if we are unable to anticipate and keep pace with new innovations in the cancer treatment market, the CyberKnife system or an aspect of its functionality may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

        Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Our management determined, as of June 30, 2008 and September 30, 2008, that we had material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were not effective. We began our remediation efforts in fiscal year 2009 and we concluded that there were no deficiencies in our internal control over financial reporting that would constitute a material weakness as of June 30, 2009 or since then. Although we are making additional improvements in our internal controls over financial reporting, in future periods we may conclude that we have one or more material weaknesses, and remedying these material weaknesses may require significant additional financial and managerial resources and could result in a loss of investor confidence in our internal controls and financial reporting.

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

        We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single source supplier fails to deliver components on a timely basis. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife system, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements. We also will be required to assess the new manufacturer's compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife system could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and damage our reputation.

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

        Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. For example, on August 6, 2010, Best Medical International, Inc. ("Best Medical") filed an additional lawsuit against the Company in the U.S. District court for the Western District of Pennsylvania, claiming the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. They are seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief.

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

        In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past. There were no recalls during the fiscal year ended June 30, 2010. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

The CyberKnife system has been in use for a limited period of time for uses outside the brain, and the medical community has not yet developed a large quantity of peer-reviewed literature that supports safe and effective use in those locations in the body.

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

        Our international sales have increased over the last four fiscal years. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of the CyberKnife system in foreign markets and that the percentage of our overall revenue that is derived from these markets will continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

  •
  Failure of Accuray employees or distributors to comply with export laws and requirements which may result in civil or criminal penalties and restrictions on our ability to export our products;

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

        Our international operations are also subject to United States laws regarding the conduct of business overseas by U.S. companies. In particular, the U.S. Foreign Corrupt Practices Act, or FCPA, prohibits the provision of illegal or improper inducements to foreign government officials in connection with the obtaining of business overseas. Violations of the FCPA by us or any of our employees, executive officers or distributors could subject us or the individuals involved to criminal or civil liability and could therefore materially harm our business.

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

        The number of our employees increased from 194 as of June 30, 2005 to 451 as of June 30, 2010. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and research and development capacities in connection with, among other things, our Strategic Alliance Agreement with Siemens AG. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

        We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period. For example, due to the significance of the software component of the CyberKnife system, we are currently bound by the software revenue recognition rules for our business. The Company anticipates adopting ASU 2009-13 and ASU 2009-14 in fiscal 2011 and is currently assessing the impact of the adoption of ASU 2009-13 or ASU 2009-14 on the Company's consolidated financial statements. The application of different types of accounting principles and related potential changes may make it more difficult to compare our financial results from quarter to quarter, and the trading price of our common stock could suffer or become more volatile as a result.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher DSO and greater payment defaults.

        We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2010, customer contracts with extended payment terms of more than one year amounted to less than 4% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding, or DSO.

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

        If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible in the current economic and capital markets environments. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. We have not made arrangements to obtain additional financing, and we cannot assure that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

We may attempt to acquire new businesses, products or technologies, or enter into collaborations or strategic alliances, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

        Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies, or through collaborating with complementary businesses, rather than through internal development. The identification of suitable acquisition or alliance candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions or alliances. Other companies may compete with us for these strategic opportunities. Furthermore, even if we successfully complete an acquisition or alliance, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time consuming and may strain our resources, and we may not realize the expected benefits of any acquisition, collaboration or strategic alliance. Furthermore, the products and technologies that we acquire or with respect to which we collaborate may not be successful, or may require significantly greater resources and investments than we originally anticipated. In addition, we may be unable to retain employees of acquired companies, or retain the acquired company's customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. Consequently, we may not achieve anticipated benefits of the acquisitions or alliances which could harm our existing business. In addition, future acquisitions or alliances could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock.

We may face numerous risks in connection with our strategic alliance with Siemens AG.

        In June of 2010, we entered into a Strategic Alliance Agreement with Siemens AG, or the Alliance Agreement, pursuant to which (1) we granted Siemens certain distribution rights to our CyerKnife systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linear accelerator products, the combined products being known as the Cayman Products, and (3) created a research and development relationship between Accuray and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future. There can be no assurance that the strategic alliance with Siemens AG will be successful or that the economic terms of the Alliance Agreement will ultimately prove to be favorable to us. We are not able to control the amount and timing of resources that Siemens will devote to the development, sales or marketing of the Cayman Products, the distribution of CyberKnife systems, or to future collaboration opportunities. Our own business may be disrupted, and we may have to divert attention from our other research and development activities, in order to satisfy our obligations under the Alliance Agreement. We may incur costs in excess of the consideration to be paid to us by Siemens. Even if Siemens successfully completes the development of the Cayman Products, the Cayman Products may not receive the regulatory approvals necessary to be marketed and sold. Failure to successfully develop, market and sell the Cayman Products, failure of Siemens to distribute the CyberKnife system, and the failure of Accuray and Siemens to successfully collaborate on future opportunities could negatively impact our stock price and our future business and financial results.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

        At June 30, 2010, we had cash and cash equivalents of $45.4 million. These available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

        On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. Effective in 2013, there will be a 2.3% excise tax on the sale of certain medical devices.

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

        In addition, even if the CyberKnife system is not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. There were no recalls during the fiscal year ended June 30, 2010. We cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. A full list of recalls is available on the FDA website. Any recall could divert management's attention, cause us to incur significant expenses, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife system, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

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

        In addition, we are subject to a variety of environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, which laws impose compliance costs on our business and can also result in liability. For example, we are in the process of updating the way our products are built such that they will be compliant with the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Regulations 2008, or the RoHS Regulations, upon their effectiveness. The RoHS Regulations implement EU Directive 2002/95 which bans the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants.

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

        On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations (1) to improve the 510(k) process and (2) to utilize science in regulatory decision making in ways that encourage innovation yet maintain predictability. Comments are due in 60 days and the FDA is targeting the implementation of or setting timelines for the implementation of "non-controversial" recommendations by the end of the year. At the same time, the FDA acknowledges that the recommendations are preliminary and no decisions have been made on specific changes to pursue. Nevertheless, we anticipate significant changes will result in the way 510(k) programs will operate and the data requirements, including clinical data, to obtain 510(k) clearance or PMA approval. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances or PMA approvals in a timely manner or the effect on our business.

        On June 9 and 10, 2010, the FDA held a public meeting entitled "Device Improvements to Reduce the Number of Under-doses, Over-doses, and Misaligned Exposures from Therapeutic Radiation." The expressed purpose of the meeting was to discuss steps that could be taken by manufacturers of radiation therapy devices to help reduce misadministration and misaligned exposures. In advance of and at the meeting, the FDA requested comments in the following areas: features that should be incorporated into radiation therapy devices and their related software, user training, and quality assurance measures. It is likely that the Agency will use the information gleaned at this meeting to revise the standards and requirements for designing, manufacturing and marketing devices such as ours, creating uncertainty in the current regulatory environment around our current products and development of future products. Future legislative or policy initiatives directed at reducing costs could be introduced at either the federal or state level. We cannot predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere, what impact any legislation or regulations related to the healthcare system that may be enacted or adopted in the future might have on our business, or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

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

        There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services has promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities under which we are considered to be a "business associate" under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers could subject us to liability and adverse publicity, and could harm our business and impair our ability to attract new customers.

        As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information, including privacy and security standards required under HIPAA. The HIPAA privacy standard was recently amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), enacted as part of the American Recovery and Reinvestment Act of 2009. HITECH significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Furthermore, as of February 2010, Business Associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including a new enforcement scheme and inspection requirements.

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

Our directors, executive officers and major stockholders own approximately 42.6% of our outstanding common stock as of July 30, 2010, which could limit our ability to influence the outcome of key transactions, including changes of control.

        As of July 30, 2010, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 42.6% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

Facilities

        We currently lease approximately 177,000 square feet of product development, manufacturing and administrative space in three buildings in Sunnyvale, California. The manufacturing building is approximately 50,000 square feet and is leased to us until December 2011. Our headquarters building, which is approximately 74,000 square feet, is leased to us until May 31, 2015. We currently occupy an additional building, which is approximately 53,000 square feet, but we have negotiated the termination of the lease of that building, or the Old Building, and entered into a lease for a different building, or the New Building, on the same campus. The New Building is approximately 40,000 square feet, The lease term for the New Building will commence following completion of certain improvements to it and will expire on May 31, 2015. The lease term for the Old Building will expire on the later of September 30, 2010 or the day preceding the commencement of the lease for the New Building. We have the right to renew the lease term of our headquarters office buildings for two five-year terms upon prior written notice and the fulfillment of certain conditions.

        We also lease approximately 25,000 square feet of development and manufacturing space in Mountain View, California. We sublease approximately 1,350 square feet of this space. The sublease term is through September 2010. This facility is leased to us until September 2010. In addition, we maintain offices in: Pittsburgh, Pennsylvania; Miami, Florida; France; China; Japan; Spain; India; Singapore; Russia; Germany; Turkey and the United Kingdom.

        We believe our current facilities are adequate to meet our current needs, but additional space, including additional radiation-shielded areas in which systems can be assembled and tested, will be required in the future to accommodate anticipated increases in manufacturing needs.

Item 3.    LEGAL PROCEEDINGS

        On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions were consolidated. The consolidated complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company's operations and seek unspecified monetary damages and other relief.

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

        On November 24, 2009, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of the Company's current and former officers and directors. The Company is named as a nominal defendant. Three other shareholder derivative lawsuits were filed in the same court on November 30, 2009, December 1, 2009 and March 16, 2010. These

actions have been consolidated. The amended consolidated complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company's business and financial performance, and that certain defendants also violated federal and California securities laws. The amended consolidated complaint seeks unspecified monetary damages and other relief.

        On September 3, 2009, Best Medical International, Inc. ("Best Medical") filed a lawsuit against the Company in the US District Court for the Western District of Pennsylvania claiming the Company induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical's confidential information and trade secrets. They are seeking monetary damages and other relief. At this time the Company does not have enough information to estimate what, if any, financial impact this claim will have.

        On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. They are seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief. At this time the Company does not have enough information to estimate what, if any, financial impact this claim will have.

        As of June 30, 2010, the Company has not recorded any liabilities for the above referenced lawsuits as a loss is not considered probable or estimable.

        From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 4.    (Removed and Reserved)

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

        Our common stock is traded on the Nasdaq Global Market under the symbol "ARAY." The high and low sale prices for each quarterly period during our fiscal years ended June 30, 2010 and 2009 are as follows:

	High	Low
Year ended June 30, 2010
First Quarter	$7.58	$5.75
Second Quarter	$6.86	$4.93
Third Quarter	$7.75	$5.50
Fourth Quarter	$7.18	$5.77
Year ended June 30, 2009
First Quarter	$9.08	$6.72
Second Quarter	$9.00	$3.70
Third Quarter	$6.59	$3.78
Fourth Quarter	$8.35	$4.72

        We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay out cash dividends to common stockholders in the foreseeable future.

        As of July 30, 2010, there were 115 registered stockholders of record of our common stock.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between February 8, 2007 (the date of our initial public offering) and June 30, 2010, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on February 8, 2007 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on February 8, 2007 was the closing sales price of $28.47 per share.

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

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*
Among Accuray Incorporated, the NASDAQ Composite Index
and the S&P Health Care Index

        The information set forth under the heading "Equity Compensation Plan Information" in Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations for the years ended June 30, 2010, 2009 and 2008, and the consolidated balance sheet data at June 30, 2010 and 2009 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2007 and 2006 and the consolidated balance sheet data at June 30, 2008, 2007 and 2006 is derived from our audited consolidated financial statements not included in this Form 10-K.

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$221,625	$233,598	$210,381	$140,452	$52,897
Cost of revenue(1)	117,607	118,308	103,429	60,413	27,492

Gross profit	104,018	115,290	106,952	80,039	25,405
Operating expenses:
Selling and marketing(1)	34,187	45,493	42,726	37,889	25,186
Research and development(1)	31,523	35,992	32,880	26,775	17,788
General and administrative(1)	35,472	36,223	32,280	23,915	15,923

Total operating expenses	101,182	117,708	107,886	88,579	58,897

Income (loss) from operations	2,836	(2,418)	(934)	(8,540)	(33,492)
Other income, net	1	3,082	7,184	3,530	56

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	2,837	664	6,250	(5,010)	(33,436)
Provision (benefit) for income taxes	(4)	55	867	1,444	258

Income (loss) before cumulative effect of change in accounting principle	2,841	609	5,383	(6,454)	(33,694)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	—	838	—

Net income (loss) attributable to common stockholders	$2,841	$609	$5,383	$(5,616)	$(33,694)

Net income (loss) per common share:
Basic
Income (loss) before cumulative effect of change in accounting principle	$0.05	$0.01	$0.10	$(0.21)	$(2.11)
Cumulative effect of change in accounting principle	—	—	—	0.03	—

Basic net income (loss) per share	$0.05	$0.01	$0.10	$(0.18)	$(2.11)

Diluted
Income (loss) before cumulative effect of change in accounting principle	$0.05	$0.01	$0.09	$(0.21)	$(2.11)
Cumulative effect of change in accounting principle	—	—	—	0.03	—

Diluted net income (loss) per share	$0.05	$0.01	$0.09	$(0.18)	$(2.11)

Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	57,560	55,413	54,531	30,764	15,997
Diluted	60,191	58,729	60,434	30,764	15,997

(1)
Includes stock-based compensation expense as follows:

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands)
Cost of revenue	$1,721	$2,285	$1,858	$1,205	$863
Selling and marketing	$1,433	$3,441	$4,197	$3,958	$2,569
Research and development	$2,850	$3,190	$3,059	$2,448	$1,574
General and administrative	$4,642	$6,545	$7,785	$5,016	$3,237

	Years Ended June 30,
	2010	2009	2008	2007	2006
Selected Operating Data:
Number of CyberKnife systems installed per year
United States	18	25	19	22	22
International	13	11	12	11	6

Total	31	36	31	33	28

	As of June 30,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,434	$36,835	$36,936	$204,830	$27,856
Short-term investments	$99,881	$64,634	$85,536	$—	$—
Long-term investments	$—	$57,252	$37,014	$—	$—
Deferred cost of revenue	$11,102	$21,917	$43,391	$61,231	$56,588
Total assets	$263,184	$274,386	$295,004	$332,109	$138,623
Short-term debt	$—	$—	$—	$—	$—
Deferred revenue	$47,393	$75,882	$114,175	$154,257	$149,664
Working capital (deficit)	$152,048	$80,083	$87,744	$148,522	$(3,783)
Redeemable convertible preferred stock	$—	$—	$—	$—	$27,504
Stockholders' equity (deficiency)	$170,076	$153,902	$130,763	$125,443	$(80,855)

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

Overview

        We have developed what we believe to be the first and only commercially available intelligent robotic radiosurgery system, the CyberKnife system, designed to treat solid tumors anywhere in the body as an alternative to traditional surgery. The CyberKnife system combines continuous image-guidance technology with a compact linear accelerator that has the ability to move in three dimensions according to the treatment plan. Our image-guidance technology enables the system to continuously acquire images to track a tumor's location and transmit any position corrections to the robotic arm prior to delivery of each dose of radiation. Our compact linear accelerator ("linac") is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy the tumor. This combination, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife system autonomously tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation typically with sub-millimeter accuracy. The CyberKnife procedure requires no anesthesia, can be performed on an outpatient basis and allows for the treatment of patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife procedure is designed to avoid many of the potential risks and complications that are associated with other treatment options and is more cost effective than traditional surgery.

        In July 1999, we obtained 510(k) clearance from the United States Food and Drug Administration, or FDA, to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive. We received approval for full-body treatment in Japan in June 2008; previously our CyberKnife regulatory approvals in Japan were limited to treatment for indications in the head and neck. The CyberKnife system has also been approved for various indications in Korea, Taiwan, China and other countries. To date, our CyberKnife system has been used to deliver more than 95,000 patient treatments.

        In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, Singapore, Moscow, Russia, Munich, Germany, Istanbul, Turkey and London, UK. As of June 30, 2010, we had 45 employees in our sales organization.

        Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of June 30, 2010, we had 206 CyberKnife systems installed at customer sites, including 203 sold and three pursuant to our shared ownership program. Of the 206 systems installed, 132 are in the Americas, 45 are in Asia and 29 are in Europe.

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

        We manufacture and assemble our CyberKnife systems at our manufacturing facility in Sunnyvale, California. We purchase major components, including the robotic manipulator, the treatment table or robotic couch, the magnetron, which creates the microwaves for use in the linear accelerator, the imaging cameras and the computers, from outside suppliers, some of which are single source. Our reliance on single source suppliers could harm our ability to meet demand for our products in a timely and cost effective manner. However, in most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. We would, however, likely suffer some delays as a result of qualifying any new supplier. We manufacture certain other electronic and electrical subsystems, including the linear accelerator. We then assemble and integrate these components with our proprietary software and perform testing prior to shipment to customer sites.

        We generate revenue from sales of products and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current United States price for the CyberKnife system typically includes initial training, installation, and a one-year warranty. We also offer optional hardware and software when and if available, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service plan is our Diamond Elite multiyear service plan, or Diamond plan. Under our Diamond plan, customers are eligible to receive up to two upgrades per year, when and if available. Prior to introducing our Diamond plan, we offered our Platinum service plan which provided specified future upgrade obligations. For systems sold with a Platinum service plan, all revenue, including CyberKnife product and service revenue, is deferred until all upgrade obligations have been satisfied and then is recognized ratably over the remaining life of the Platinum service contract. As of June 30, 2010 and 2009, 150 out of 160 and 123 out of 147 of our customers that purchased service plans had purchased non-Platinum service plans.

        The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the freestanding clinic setting. For calendar year 2010, the national unadjusted average Medicare payment rates under Healthcare Common Procedure Coding System, or HCPCS, are $3,572 under code G0339, the billing code for the first treatment, and $2,488 under code G0340, the billing code for each of the second through fifth treatments. Payment for the freestanding clinic setting is governed by the final Medicare Physician Fee Schedule. For 2010, payment for CyberKnife procedures in the freestanding clinic settings for first and subsequent treatments is set by local Medicare carriers and rates may vary from low payment to a payment rate exceeding the hospital outpatient payment rates. We will continue to evaluate the impact that the health care legislation bill, HR 4872, and the effect the implementation of its statutes may have on Medicare reimbursement rates.

        In late June and early July of 2010 Medicare published its proposed rules for hospital outpatient services, for physicians, and services performed in the freestanding center setting. After a 60 day comment period Medicare will review and analyze the comments. Once Medicare's analysis is complete the final rules will be published, which we anticipate to occur near the end of October 2010. The proposed rates in the hospital outpatient setting reflect a 4.4% decrease for G0339 and a 1.1% increase for G0340. Proposed payment in the freestanding clinic setting for the first and subsequent treatments continues to be set by local Medicare carriers and rates may vary from low payment to a payment rate exceeding the hospital outpatient payment rates.

        In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the freestanding clinic setting. Payment to physicians is based on the Medicare Physician Fee Schedule, and payment amounts are updated on an annual basis. For 2010, Medicare adjusted reimbursement rates for the Current Procedural Terminology, or CPT, code series describing the surgeon's role in the delivery of CyberKnife cranial and spinal procedures beginning with 61796 and 63620 to varying degrees. For example, the rate for treating five simple cranial lesions was reduced by less than one percent, and the rate for treating one complex cranial lesion was increased by more than 40%. For 2011 Medicare has proposed adjustments to reimbursement rates for the CPT code series describing the surgeon's role in the delivery of CyberKnife cranial and spinal procedures beginning with 61796 and 63620 to varying degrees. These adjustments vary from a 27% increase to a 33% increase.

        Radiosurgery procedures in other anatomies require other surgeons to bill unlisted CPT codes with no assigned payment rates. Payment rates for unlisted codes are set by the local Medicare carrier and rates may vary from no payment to rates equivalent to the comparable CPT rates for the series beginning with 61796 and 63620. Coding for other physicians (primarily radiation oncologists) involved in the delivery of CyberKnife treatment increased by one percent. Medicare did not propose changes for 2011 to payment rates in other anatomies not described by the cranial and spinal procedure codes.

        In November of 2009, we announced the introduction of the CyberKnife VSI system, which allows physicians to perform conventionally fractioned robotic image guided intensity-modulated radiation therapy, or Robotic IMRT, in addition to Robotic Stereotactic Radiosurgery procedures. Reimbursement for Robotic IMRT is expected to be similar to conventional IMRT. Medicare 2011 proposed physician fee schedule rules reflect an 11% increase in 2011 for the treatment delivery code used to report IMRT services delivered by the CyberKnife VSI system.

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

        Upon installation, we typically recognize the CyberKnife system sale price less the fair value of at least one year of service and training. We recognize the fair value of the first year of service as revenue pro rata over the twelve months following installation and training as delivered. In addition, if the customer has purchased our Diamond or Emerald service plan and assuming annual renewals, we would receive payment at the beginning of each of the second, third, fourth and fifth years of the multiyear service plan and recognize that revenue pro rata over each year.

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

        The Platinum plan obligates us to deliver up to two upgrades per year during the term of the contract. We have not established fair value for those future obligations; hence, generally accepted accounting principles in the United States, or GAAP, requires that we cannot begin to recognize any of the revenue derived from the sale of the CyberKnife system or the associated service plan until all upgrade obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we ratably recognize the revenue from the sale of the CyberKnife system and the Platinum plan over the remaining life of the contract. As of the end of June 2010 we had installed the final upgrades on all systems sold under Platinum agreements. We anticipate that we will satisfy our final obligations under the remaining Platinum service plans and recognize Platinum service revenue of approximately $5 million in fiscal 2011.

        Customers who purchased Platinum plans may purchase additional upgrades as optional extras prior to the delivery of all originally specified upgrade obligations. Such additional upgrades are considered elements of the original arrangement and associated revenues are deferred until the earlier of: (1) delivery of all elements (upgrade obligations), or (2) establishment of vendor specific objective evidence, or VSOE, of fair value for all undelivered elements. Sales of additional upgrades after delivery of all specified upgrade obligations, as stated in the original contract, are considered separate arrangements and are recognized once all revenue recognition criteria applicable to the separate arrangements are met.

        As of June 30, 2010 we had fulfilled all upgrade obligations with respect to the sale of systems in connection with Platinum plans.

Warranty

        All customers purchasing a CyberKnife system receive up to a two year warranty. In circumstances where we have VSOE of fair value for all undelivered elements, we recognize the CyberKnife system purchase price minus the fair value of support services upon installation, if we are responsible for providing installation, or delivery, and we recognize the value of the support ratably over the corresponding period following installation.

Shared Ownership Program Revenue

        We recognize revenue monthly from our shared ownership program that consists of a minimum monthly payment. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from our shared ownership program of $1.9 million, $3.7 million and $10.3 million for the years ended June 30, 2010, 2009 and 2008. The decrease in shared ownership revenue from June 30, 2010 compared to June 30, 2009 and 2008 is due to the buyout of a large portion of the placement units throughout the previous fiscal years. In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

        The CyberKnife system shared ownership systems are recorded within property and equipment and are depreciated over their estimated life of seven years. Depreciation and warranty expense attributable to shared ownership systems are recorded within cost of shared ownership program as they are incurred.

International Sales Revenue

        We sell our products internationally through a combination of direct sales force and a network of distributors. We have strategically developed distributor relationships to serve our customers. Many of our distributors are responsible for installation and service support.

        For international sales, we recognize revenue once we have met all of our obligations associated with the purchase agreement, other than for undelivered service elements for which we have VSOE of fair value. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification. For sales through distributors, we recognize revenue upon shipment provided we have received proof of sell-through to the end user from the distributor and assuming all of our remaining obligations have been satisfied. Net revenue from international customers was $74.2 million, $62.0 million and $67.8 million for the years ended June 30, 2010, 2009 and 2008. We believe the increase in international sales for the year ended June 30, 2010 is due to a number of factors, including the following: increased focus on international markets through regionalization, different impact of the economic downturn by country, greater significance of government affiliated hospital customers, and growth in select country markets.

Backlog

        Backlog consists of the sum of deferred revenue, future un-invoiced payments that our customers are contractually committed to make, signed, non-contingent CyberKnife system sale agreements that meet the detailed criteria set forth below, service plans and minimum payment requirements associated with our shared ownership program. In previous fiscal years, we reported both contingent and non-contingent CyberKnife system sale agreements as backlog, however, as previously disclosed, we refined our definition of backlog in fiscal year 2010 to enhance the usefulness of this information in analyzing and building models of our business. Beginning July 1, 2009, in order for a CyberKnife system sale agreement to be counted as backlog under the refined definition, it must meet the following criteria:

  •
  The contract is signed and properly executed by both the customer and Accuray;

  •
  The contract is non-contingent—it either has cleared all its contingencies or contains no contingencies when signed;

  •
  Accuray has received a deposit or a letter of credit, or the sale is a direct channel sale to a government entity;

  •
  The specific end customer site has been identified by the customer in the written contract or written amendment; and

  •
  Less than 2.5 years have passed since the contract met all the criteria above.

        Included in customers' agreements to purchase a CyberKnife is an option to select the type and term of service coverage that they desire. Backlog includes the value of this service coverage selected by customers in their original agreement to purchase a CyberKnife system. Before installation of the CyberKnife is complete and service commences the customer must complete and sign a separate service agreement for service coverage (i.e. Diamond or Emerald service). If at the time of signing the service agreement a customer selects a different type of service than the option selected in the CyberKnife system purchase agreement, our backlog is adjusted to reflect the service agreement the customer signed.

        At June 30, 2010, our backlog under our refined definition was approximately $374.1 million. Of total backlog under the refined definition, $131.9 million represented CyberKnife system sales at June 30, 2010, and $242.2 million represented revenue from service plans and other recurring revenues at June 30, 2010. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided. We have not provided comparisons of our backlog in fiscal 2010 to our backlog from fiscal 2009. Given the change in our backlog definition from fiscal 2009 to fiscal 2010, such comparisons would not be meaningful, as the definitions of backlog were based on different criteria.

        Although our backlog includes only contractual agreements from our customers, we cannot make assurances that we will convert it into recognized revenue due to factors outside our control including without limitation, changes in customers' needs, changes in reimbursement, changes to regulatory requirements, or other cancellation of orders.

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

        Deferred Revenue—Platinum Multiyear Service Plans.    We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum plan, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring revenue for the cash received for the purchase of the CyberKnife system and multiyear service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied our obligations for delivery of upgrades under the plan, we recognize revenue ratably over the remaining life of the service plan. We have not offered the Platinum service plan to new customers since we phased it out when we introduced our Diamond plan in November 2005. Prior to fiscal 2009 we had installed the final upgrades and recognized all revenue on systems sold under Gold agreements. As of the end of June 2010 we had installed the final upgrades on all systems sold under Platinum agreements. We recognized approximately $28.9 million of revenue related to these Platinum agreements in fiscal 2010. We anticipate that we will satisfy our final obligations under the remaining Platinum service plans and recognize Platinum service revenue of approximately $5 million in fiscal 2011.

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

Years ended June 30, 2010, 2009 and 2008

Net revenue

	Years Ended June 30,
(Dollars in thousands)	2010	2009	2008
Products	$141,297	$159,257	$152,374
Shared ownership program	1,890	3,651	10,262
Services	77,504	66,344	38,808
Other	934	4,346	8,937

Net revenue	$221,625	$233,598	$210,381

        Total net revenue for the year ended June 30, 2010 decreased $12.0 million from the year ended June 30, 2009. During the year ended June 30, 2010, 31 CyberKnife systems were installed, of which 30 were sold and one was attributable to our shared ownership program, compared to 36 systems installed, including 35 sold and one attributable to our shared ownership program during the year ended June 30, 2009.

        Not including our revenue recognized for systems sold under our Platinum plan, we recognized $128.7 million of product revenue in fiscal 2010, associated with 38 CyberKnife systems sold. By comparison, during fiscal 2009, we recognized product revenue of $123.7 million associated with 41 CyberKnife systems, which included 39 units sold and two units purchased out of our shared ownership program. The increase in fiscal 2010 is due primarily to the remaining deferred revenue for units sold in prior periods recognized in fiscal year 2010 in accordance with our revenue recognition policy and an increase in upgrades and accessories sold.

        Excluding revenue recognized for systems sold under our Platinum plan, we recognized non-Platinum service revenue of $61.2 million for the year ended June 30, 2010, which increased approximately $19.3 million from the year ended June 30, 2009, due to the continued growth in our installed base under service plans. As of June 30, 2010 and 2009, 150 out of 160 and 123 out of 147 of our customers that had purchased service plans, respectively, had purchased non-Platinum service plans.

        We recognized $28.9 million of revenue in fiscal 2010 from systems sold under our Platinum plan, $12.6 million for product revenue and $16.3 million for service revenue. We recognized $60.1 million of revenue in fiscal 2009 from systems sold under our Platinum plan, $35.6 million for product revenue and $24.5 million for service revenue. By the end of June 2010 we had satisfied all upgrade delivery obligations on the 30 units sold under our Platinum plan. Once all upgrade delivery obligations have been satisfied, revenue is recognized over the remaining term of the contract service term.

        Shared ownership program revenue for the year ended June 30, 2010 decreased approximately $1.8 million from the year ended June 30, 2009, primarily due to the sale of one CyberKnife system at the end of fiscal year 2009 that had been in our shared ownership program. We anticipate revenue from our shared ownership program will increase slightly in future periods due to the installation of one new shared ownership system in fiscal year 2010.

        Revenue from upgrade services in Japan, classified as "Other revenue" in our consolidated statements of operations for the year ended June 30, 2010, decreased approximately $3.4 million from the year ended June 30, 2009 due to a decrease in upgrade services provided to our installed systems in Japan.

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

        Excluding revenue recognized for systems sold under our Platinum plan, we recognized $123.7 million of product revenue in fiscal 2009, associated with 41 CyberKnife systems, which included 39 units sold and two units purchased out of our shared ownership program. By comparison, during fiscal 2008, we recognized product revenue of $130.9 million associated with 46 CyberKnife systems, which included 34 units sold and 12 units purchased out of our shared ownership program. The decrease in fiscal 2009 is due primarily to the sale in fiscal 2008 of twelve CyberKnife systems that had been in our shared ownership program for an aggregate purchase price of $23.7 million offset partially by the increase from 34 to 38 units sold not related to our shared ownership program.

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

        Shared ownership program revenue for the year ended June 30, 2009 decreased approximately $6.6 million from the year ended June 30, 2008, primarily due to the sale of 12 CyberKnife systems through the year ended June 30, 2008 that had been in our shared ownership program.

        Revenue from upgrade services in Japan, classified as "Other revenue" in our consolidated statements of operations for the year ended June 30, 2009, decreased approximately $4.6 million from the year ended June 30, 2008 due to a decrease in upgrade services provided to our installed systems in Japan.

Gross profit

	Years Ended June 30,
	2010		2009		2008
	(Dollars in thousands)	(Gross margin %)	(Dollars in thousands)	(Gross margin %)	(Dollars in thousands)	(Gross margin %)
Gross profit	$104,018	46.9%	$115,290	49.4%	$106,952	50.8%

Products	$76,100	53.9%	$90,353	56.7%	$85,191	55.9%
Shared ownership program	$871	46.1%	$2,876	78.8%	$7,745	75.5%
Services	$26,772	34.5%	$21,753	32.8%	$11,943	30.8%
Other	$275	29.4%	$308	7.1%	$2,073	23.2%

        Gross profit as a percentage of net revenue for the year ended June 30, 2010 decreased from the year ended June 30, 2009. This decrease is due to a change in the mix of revenue sources as well as changes in the gross profit margin for these revenue sources. Services revenue, with a gross profit margin lower than for product revenue, increased as a percentage of total net revenues due to the continued installation of new systems and a decline in product revenues. In addition product margins declined due to a number of factors including a trend towards higher functionality configurations which carry higher costs. The increase in service revenue margins was attributable to a greater number of systems on a service contract and lower replacement parts consumption over the prior year. Shared ownership program revenue as a percentage of net revenues for the year ended June 30, 2010 decreased primarily due to the sale of units in the shared ownership program and reduction in residual revenue from the units sold in prior years.

        Gross profit as a percentage of net revenue for the year ended June 30, 2009 decreased slightly from the year ended June 30, 2008. This decrease is attributable to an increase in services revenue as a percentage of total net revenues, which have higher costs of revenue as compared to product revenue and decrease in shared ownership revenue as a percentage of total net revenues, which have lower costs of revenue as compared to product revenue. The increase in service revenue margins was attributable mainly to an increase in platinum service margins due to high margins on five Platinum systems that were fully recognized during the year ended June 30, 2009, in accordance with the final upgrades being installed at these sites during the final period of the service contract term, compared to one site that was fully recognized during the year ended June 30, 2008. Shared ownership program revenue as a percentage of net revenues for the year ended June 30, 2009 decreased primarily due to the sale of two CyberKnife systems that had been in our shared ownership program during the year ended June 30, 2009 compared to the sale of 12 CyberKnife systems that had been in our shared ownership program during the year ended June 30, 2008.

Selling and marketing expenses

	Years Ended June 30,
(Dollars in thousands)	2010	2009	2008
Selling and marketing	$34,187	$45,493	$42,726
% of net revenue	15.4%	19.5%	20.3%

        Selling and marketing expenses for the year ended June 30, 2010 decreased $11.3 million from the year ended June 30, 2009. The decrease was primarily attributable to a decrease of $4.6 million in salaries, benefits and stock-based compensation as we reduced headcount in selling and marketing by approximately 12% year over year. We increased efforts to control spending in fiscal year 2010 resulting in the reduction of $2.2 million in travel, entertainment and meetings, $1.7 million in advertising and trade show expenses, $573,000 of other outside services and $690,000 in allocated facility expenses as a result of the reduction in sales and marketing headcount. Sales commissions decreased $823,000 due to lower total sales and amounts that were expensed for employees terminated during the year ended June 30, 2009

        Selling and marketing expenses for the year ended June 30, 2009 increased $2.8 million from the year ended June 30, 2008. The increase was primarily attributable to an increase of $1.8 million in sales commissions due to an increase in sales and previously paid amounts that were expensed for employees terminated during the year ended June 30, 2009, an increase of $468,000 in expenses primarily related to a contribution made to the CyberKnife Society, and an increase of $462,000 in severance related charges recorded as a result of the Workforce Alignment Plan, or 2009 Plan, completed in January 2009, to reduce headcount and improve efficiency and productivity.

Research and development expenses

	Years Ended June 30,
(Dollars in thousands)	2010	2009	2008
Research and development	$31,523	$35,992	$32,880
% of net revenue	14.2%	15.4%	15.6%

        Research and development expenses for the year ended June 30, 2010 decreased $4.5 million from the year ended June 30, 2009. The decrease was primarily attributable to a decrease of $1.4 million in salaries and benefits and $340,000 in stock-based compensation related to lower headcount in fiscal year 2010. We increased efforts to control spending in 2010 resulting in the reduction of $1.6 million in contract labor and consulting fees and $699,000 in materials. Additionally, we incurred $301,000 of severance expense in fiscal year 2009 related to the 2009 Plan, which we did not incur in fiscal year 2010.

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

General and administrative expenses

	Years Ended June 30,
(Dollars in thousands)	2010	2009	2008
General and administrative	$35,472	$36,223	$32,280
% of net revenue	16.0%	15.5%	15.3%

        General and administrative expenses for the year ended June 30, 2010 decreased by $751,000 from the year ended June 30, 2009. The decrease was primarily attributable to a decrease of $1.3 million in severance and $1.9 million in stock-based compensation as a result of the 2009 Plan. We increased efforts to control spending in 2010 resulting in the reduction of $1.2 million in contract labor, recruiting cost and rent. Further, bad debt expense decreased $837,000 year over year primarily due to resolution of prior year reserves. The decrease in general and administrative expense was partially offset by a $4.3 million increase in consulting services primarily associated with increased legal and tax fees driven mainly by the strategic alliance negotiations with Siemens and the shareholder lawsuit.

        General and administrative expenses for the year ended June 30, 2009 increased $3.9 million from the year ended June 30, 2008. The increase was primarily attributable to an increase of $2.4 million in severance benefits due to employee separation costs and costs recorded under the Plan, an increase of $428,000 in outside consulting services related mainly to expenses recorded for Morphormics, Inc., or Morphormics, our variable interest entity which we are required to consolidate in our financial results subsequent to the acquisition in July 2008, an increase of $883,000 in legal fees and accounting, audit and tax fees mainly as a result of the investigation of the handling and accounting for certain inventory items conducted during the year ended June 30, 2009, and an increase of $444,000 in bad debt expense.

Other income, net

	Years Ended June 30,
(Dollars in thousands)	2010	2009	2008
Other income, net	$1	$3,082	$7,184
% of net revenue	0.0%	1.3%	3.4%

        Other income, net for the year ended June 30, 2010 decreased $3.1 million from the year ended June 30, 2009. We recorded $1.8 million of interest income in fiscal year 2010 which represented a $2.1 million decline from 2009 due to a decrease in both the average daily balances kept in interest bearing accounts and the interest rates earned on amounts kept in those accounts during the year. Interest income was offset by $1.7 million in foreign currency transaction loss resulting from the decline in the Euro's international conversion rate.

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

Provision for income taxes

	Years Ended June 30,
(Dollars in thousands)	2010	2009	2008
Provision for income taxes	$(4)	$55	$867
% of net revenue	0.0%	0.02%	0.4%

        The provision for income taxes for the year ended June 30, 2010 decreased $59,000 from the year ended June 30, 2009, resulting in a $4,000 net benefit. In fiscal 2010, we recorded an increase in foreign taxes of $430,000 as compared to the prior year as the result of changes in our jurisdictional mix of income. We also recorded a decrease in federal and state taxes of $489,000 as compared to the prior year due to benefits we recognized as the result of the enactment of The Worker, Homeownership, and Business Assistance Act of 2009, which permits some relief from federal alternative minimum tax.

        As of June 30, 2010, we had federal and state net operating loss carryforwards of $45.2 million and $35.2 million, respectively. These federal and state net operating loss carryforwards are available to offset against future taxable income, if any, in varying amounts and will begin to expire in 2019 for federal and 2012 for state purposes, respectively. Such net operating loss carryforwards include tax benefits from employee option exercises in excess of the stock-based compensation expense that has been recognized for those awards in accordance with ASC 718-10. We will record approximately $7.4 million as a credit to additional paid in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards of approximately $3.6 million and $4.7 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2019, while the state tax credits have no expiration date. In addition, among other matters, realization of the entire deferred tax asset is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Due to the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

        At June 30, 2010, there was no provision for U.S. income tax for undistributed earnings of our foreign subsidiaries as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

Stock-Based Compensation Expense

        Stock-based compensation expense was recorded net of estimated forfeitures for the years ended June 30, 2010, 2009 and 2008 such that expense was recorded only for those stock-based awards that are expected to vest. For the years ended June 30, 2010, 2009 and 2008 we recorded $10.4 million, $15.5 million and $16.9 million respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan, or ESPP, shares issued and RSUs granted to employees.

        As of June 30, 2010, there was approximately $11.1 million, net of estimated forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP options and restricted stock units which we expect to be recognized over a weighted average period of 2.24 years.

Liquidity and Capital Resources

        At June 30, 2010, we had $45.4 million in cash and cash equivalents. As we have exercised our put option with UBS, we no longer have an outstanding line of credit. No other borrowings were outstanding as of June 30, 2010. We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

Years ended June 30, 2010, 2009 and 2008

        Cash Flows From Operating Activities.    Net cash used in operating activities was $5.1 million for the year ended June 30, 2010. Our net income of $2.8 million during fiscal year 2010 was offset by a decrease in deferred revenue, net of deferred cost of revenue, of $18.6 million, an increase in prepaid expenses and other current assets of $4.2 million, an increase in accounts receivable of $2.5 million and a decrease in accounts payable of $5.4 million. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan offset partially by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. The increase in prepaid expenses and other current assets was due to an insurance receivable amount recorded for insurance claims. Accounts payable decreased as a result of the timing of the receipt of invoices and when payment was made. Positive cash flow from working capital changes includes an increase of $4.4 million of accrued liabilities, which was primarily due to an increase in compensation accruals and taxes payable due to higher profitability compared to the prior fiscal year. Non-cash charges included $10.6 million of stock-based compensation, $0.8 million of charges for write-downs of inventories and loss on disposal of property and equipment, $0.4 million reduction in the provision for bad debts and $7.1 million of depreciation and amortization.

        Net cash used in operating activities was $3.7 million for the year ended June 30, 2009. Our net income of $609,000 during fiscal year 2009 was offset by an increase in accounts receivable of $2.8 million, a decrease in deferred revenue, net of deferred cost of revenue, of $16.5 million, and an increase in inventories of $9.7 million. The increase in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan offset partially by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. The increase in inventories was due primarily to an increase in our business volume and the increase in our worldwide installed base and associated service inventory requirements. Positive cash flow from working capital changes include an increase in accrued liabilities of $4.9 million of which $1.3 million was related to the inventory investigation in the first quarter and the balance was due to the timing differences between the receipt of goods and service and vendor payments and a decrease in restricted cash of $4.3 million. The decrease in restricted cash is due to the release of amounts related to contracts with customers requiring that deposited cash amounts be secured via letter of credit until delivery of the CyberKnife unit occurs. Non-cash charges included $15.5 million of stock-based compensation, $2.7 million of charges for write-downs of inventory and $6.7 million of depreciation and amortization expense.

        Net cash used in operating activities was $22.8 million for the year ended June 30, 2008. Our net income of $5.4 million during fiscal year 2008 was offset by an increase in accounts receivable of $23.9 million, a decrease in deferred revenue, net of deferred cost of revenue, of $13.8 million, an increase in inventories of $10.4 million and an increase of $4.8 million in restricted cash. The increase in accounts receivable was primarily a result of the timing difference between the shipment of products and the receipt of customer payment. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the timing of differences between invoicing customers under service contracts and the recognition of revenue over the contractual service period, the continued satisfaction of specified obligations to begin revenue recognition for units covered by our Platinum plans and the recognition of revenue and cost of revenue for units previously shipped to a distributor in China. The increase in inventories was due primarily to an increase in our business volume. The increase in restricted cash is due to arrangements in contracts with customers requiring that deposited cash amounts be secured via letter of credit until delivery of the CyberKnife unit occurs. Non-cash charges included $16.9 million of stock-based compensation and $7.7 million of depreciation and amortization expense.

        Cash Flows From Investing Activities.    Net cash provided by investing activities was $10.5 million for the year ended June 30, 2010 and was attributable to net marketable security activities of $15.7 million, which consisted of $127.1 million of sales and maturities of marketable securities offset by $111.4 million in purchases. The net increase in investment activity for the current fiscal year is due to the exercise of the put option with UBS and the sale of our ARS holdings on June 30, 2010. We used $5.1 million of cash for purchases of property and equipment.

        Net cash used in investing activities was $2.4 million for the year ended June 30, 2009 and was attributable net marketable security activities of $1.8 million, which consisted of $157.7 million of sales and maturities of marketable securities offset by $155.9 million in purchases. We also used $4.2 million of cash for purchases of property and equipment.

        Net cash used in investing activities was $128.6 million for the year ended June 30, 2008 and was attributable to net investment of our excess cash and cash equivalents in higher yielding investment accounts of $123.6 million, which consisted of $177.7 million of purchases and $54.1 million of sales and maturities of marketable securities and $5.0 million of purchases of property and equipment. The increase in investment activity during the year ended June 30, 2008 is due primarily to the January 2008 investment of proceeds from our initial public offering in February 2007. Purchases of property and equipment in all periods were due to the expansion of our facilities and operations.

        Cash Flows From Financing Activities.    Net cash provided by financing activities was $3.8 million for the year ended June 30, 2010 and was primarily attributable to proceeds from the exercise of common stock options and the purchase of common stock under our ESPP.

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

  •
  Facilities, equipment and IT systems required to support current and future operations;

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

Contractual Obligations and Commitments

        The following table is a summary of our non-cancelable contractual cash obligations, net of sublease income as of June 30, 2010:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating leases	$13,052	$3,590	$7,524	$1,939	$—
Sublease income	$(57)	$(57)	$—	$—	$—

Total	$12,995	$3,533	$7,524	$1,939	$—

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

        Note 2, "Summary of Significant Accounting Policies," in Notes to the Consolidated Financial Statements, which is included in Item 8. Financial Statements and Supplementary Data, describes our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

  •
  The valuation of revenue and allowance for sales returns and doubtful accounts, which impacts revenue;

  •
  The valuation of inventory, which impacts gross margins;

  •
  The estimation and calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets; and

  •
  The valuation and recognition of stock-based compensation, which impacts gross margin and operating expenses.

Item 7A.    QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Foreign Currency Exchange Rate Risk

        For the year ended June 30, 2010, a number of our sales contracts were denominated in a foreign currency. Based on our exposure as of June 30, 2010, a 10% movement in currency rates would result in a gain or loss of $4.3 million. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, it is likely we will sell in the local currency, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these or contracts we enter into that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

Interest Rate Risk

        At June 30, 2010, we had $45.4 million of cash and cash equivalents and $99.9 million invested in other financial instruments. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and investment balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, and except as described below, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before their scheduled maturity. If overall interest rates had risen by 100 basis points, the fair value of our net investment position at June 30, 2010 would have decreased by approximately $0.5 million, assuming consistent levels.

Credit Risk

        Our previously held auction rate securities, or ARS, have been sold as of June 30, 2010 as part of our exercise of our put option. Exercise of this put option has also eliminated the secured line of credit with UBS. We received $9.9 million on July 1, 2010 as a result of the sale of the ARS. This $9.9 million was in-transit as of June 30, 2010 and therefore was reflected as a short-term receivable (not as cash or short-term available-for-sale securities) within other current assets on our consolidated balance sheet as of June 30, 2010.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Accuray Incorporated

        We have audited the accompanying consolidated balance sheets of Accuray Incorporated and subsidiaries (collectively, "the Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuray Incorporated and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accuray Incorporated's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 31, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
San Francisco, California
August 31, 2010

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$45,434	$36,835
Restricted cash	22	527
Short-term available-for-sale securities	99,881	64,634
Accounts receivable, net of allowance for doubtful accounts of $115 and $484 at June 30, 2010 and 2009, respectively	37,955	36,427
Inventories	28,186	28,909
Prepaid expenses and other current assets	19,356	6,186
Deferred cost of revenue—current	7,889	18,984

Total current assets	238,723	192,502

Long-term available-for-sale securities	—	35,245
Long-term trading securities	—	22,007
Deferred cost of revenue—noncurrent	3,213	2,933
Property and equipment, net	14,684	15,066
Goodwill	4,495	4,495
Intangible assets, net	388	668
Other assets	1,681	1,470

Total assets	$263,184	$274,386

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,317	$14,941
Accrued compensation	10,786	10,119
Other accrued liabilities	10,669	6,069
Customer advances—current	12,884	13,185
Deferred revenue—current	42,019	68,105

Total current liabilities	86,675	112,419

Long-term liabilities:
Long-term other liabilities	1,059	288
Deferred revenue—noncurrent	5,374	7,777

Total liabilities	93,108	120,484

Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 60,666,974 and 58,783,159 shares at June 30, 2010 and 2009, respectively; outstanding: 58,526,956 and 56,643,529 shares at June 30, 2010 and 2009, respectively	59	57
Additional paid-in capital	287,764	273,946
Accumulated other comprehensive income (loss)	(71)	416
Accumulated deficit	(117,676)	(120,517)

Total stockholders' equity	170,076	153,902

Total liabilities and stockholders' equity	$263,184	$274,386

Assets and liabilities include related party transaction amounts as follows:
Accounts receivable	$—	$9
Deferred revenue—current	$—	$209

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended June 30,
	2010	2009	2008
Net revenue:
Products	$141,297	$159,257	$152,374
Shared ownership programs	1,890	3,651	10,262
Services	77,504	66,344	38,808
Other	934	4,346	8,937

Total net revenue	221,625	233,598	210,381
Cost of revenue:
Cost of products	65,197	68,904	67,183
Cost of shared ownership programs	1,019	775	2,517
Cost of services	50,732	44,591	26,865
Cost of other	659	4,038	6,864

Total cost of revenue	117,607	118,308	103,429

Gross profit	104,018	115,290	106,952
Operating expenses:
Selling and marketing	34,187	45,493	42,726
Research and development	31,523	35,992	32,880
General and administrative	35,472	36,223	32,280

Total operating expenses	101,182	117,708	107,886

Income (Loss) from operations	2,836	(2,418)	(934)
Other income, net	1	3,082	7,184

Income before provision for income taxes	2,837	664	6,250
Provision (Benefit) for income taxes	(4)	55	867

Net income	$2,841	$609	$5,383

Net income per share:
Basic net income per share	0.05	0.01	0.10

Diluted net income per share	0.05	0.01	0.09

Weighted average common shares outstanding used in computing net income per share:
Basic	57,560	55,413	54,531
Diluted	60,191	58,729	60,434
Cost of revenue, selling and marketing, research and development, and general and administrative expenses include stock-based compensation charges as follows:
Cost of revenue	$1,721	$2,285	$1,858
Selling and marketing	$1,433	$3,441	$4,197
Research and development	$2,850	$3,190	$3,059
General and administrative	$4,642	$6,545	$7,785
Revenue and cost of revenue include related party transaction amounts as follows:
Net revenue:
Products	$—	$618	$—
Services	$—	$968	$1,182
Other	$—	$—	$787
Cost of revenue:
Cost of products	$—	$31	$59
Cost of services	$—	$608	$22
Cost of other	$—	$—	$528

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders' Equity

(in thousands, except share Amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at June 30, 2007	53,798,643	$53	$251,637	$10	$(126,257)	$125,443
Exercise of stock options, net	2,564,269	3	4,352	—	—	4,355
Issuance of common stock under employee stock purchase plan	265,349	1	2,957	—	—	2,958
Issuance of restricted stock	91,603	—	—	—	—	—
Stock-based compensation	—	—	17,274	—	—	17,274
Stock repurchased for cash	(2,140,018)	(2)	(23,979)	—	—	(23,981)
Compensation expense related to options issued to non-employees	—	—	114	—	—	114
Income tax benefits from employee stock plans	—	—	546	—	—	546
Adjustments to initially apply FIN 48	—	—	—	—	(252)	(252)
Net income	—	—	—	—	5,383	5,383
Cumulative translation adjustment	—	—	—	(49)	—	(49)
Unrealized loss on investments, net	—	—	—	(1,028)	—	(1,028)

Total comprehensive income						4,306

Balances at June 30, 2008	54,579,846	55	252,901	(1,067)	(121,126)	130,763

Exercise of stock options, net	1,450,120	2	4,106	—	—	4,108
Issuance of common stock under employee stock purchase plan	437,005	—	1,667	—	—	1,667
Issuance of restricted stock	176,558	—		—	—	—
Stock-based compensation	—	—	15,403	—	—	15,403
Income tax charges from employee stock plans	—	—	(131)	—	—	(131)
Net income	—	—	—	—	609	609
Cumulative translation adjustment	—	—	—	(14)	—	(14)
Unrealized gain on investments, net	—	—	—	1,497	—	1,497

Total comprehensive income						2,092

Balances at June 30, 2009	56,643,529	57	273,946	416	(120,517)	153,902

Exercise of stock options, net	1,313,749	2	2,028	—	—	2,030
Issuance of common stock under employee stock purchase plan	399,283	—	1,807	—	—	1,807
Issuance of restricted stock	170,395	—	—	—	—	—
Stock-based compensation	—	—	10,397	—	—	10,397
Income tax charges from employee stock plans	—	—	(414)	—	—	(414)
Net income	—	—	—	—	2,841	2,841
Cumulative translation adjustment	—	—	—	(57)	—	(57)
Unrealized loss on investments, net	—	—	—	(430)	—	(430)

Total comprehensive income						2,354

Balances at June 30, 2010	58,526,956	$59	$287,764	$(71)	$(117,676)	$170,076

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2010	2009	2008
Cash Flows From Operating Activities
Net income	$2,841	$609	$5,383
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,122	6,651	7,688
Stock-based compensation	10,646	15,461	16,899
Tax benefit (charge) from stock based compensation	(414)	(131)	546
Excess tax benefit from stock-based compensation	—	—	(419)
Realized gain on investments	316	(30)	(9)
Unrealized loss on long-term trading securities, net of gain on put option	(251)	393	—
Provision for bad debts	(380)	496	30
Loss on write-down of inventories	626	2,730	760
Loss on disposal of property and equipment	195	342	188
Restricted cash	438	4,303	(4,830)
Changes in assets and liabilities:
Accounts receivable	(2,448)	(2,817)	(23,920)
Inventories	244	(9,679)	(10,427)
Prepaid expenses and other current assets	(4,230)	26	1,233
Deferred cost of revenue	8,980	22,010	26,208
Other assets	(228)	(113)	45
Accounts payable	(5,364)	1,833	(1,180)
Accrued liabilities	4,382	4,921	(5,309)
Customer advances	20	(12,216)	4,283
Deferred revenue	(27,568)	(38,532)	(39,988)

Net cash used in operating activities	(5,073)	(3,743)	(22,819)
Cash Flows From Investing Activities
Purchases of property and equipment	(5,130)	(4,232)	(5,030)
Purchase of investments	(111,429)	(155,934)	(177,651)
Sale and maturity of investments	127,086	157,732	54,089

Net cash provided by (used in) investing activities	10,527	(2,434)	(128,592)
Cash Flows From Financing Activities
Unrealized gain/loss
Proceeds from issuance of common stock	2,030	4,108	4,355
Proceeds from employee stock purchase plan	1,807	1,667	2,958
Stock repurchases	—	—	(23,981)
Excess tax benefit from stock-based compensation	—	—	419

Net cash provided by (used in) financing activities	3,837	5,775	(16,249)
Effect of exchange rate changes on cash	(692)	301	(234)

Net increase (decrease) in cash and cash equivalents	8,599	(101)	(167,894)
Cash and cash equivalents at beginning of period	36,835	36,936	204,830

Cash and cash equivalents at end of period	$45,434	$36,835	$36,936

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—	$223
Income taxes paid (refunds received)	$(60)	$194	$1,264
Non-cash Operating Activities
Cash flows include related party transaction amounts as follows:
Accounts receivable	$—	$(9)	$—
Deferred cost of revenue	$—	$11	$7,082
Customer advances	$—	$—	$(5,251)
Deferred revenue	$—	$(22)	$(14,875)

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

        The Company has formed thirteen wholly-owned subsidiaries: Accuray International SARL, located in Geneva, Switzerland, Accuray Europe SAS, located in Paris, France, Accuray UK Ltd, located in London, United Kingdom, Accuray Asia Limited, located in Hong Kong, SAR, Accuray Japan KK, located in Tokyo, Japan, Accuray Spain, S.L.U., located in Madrid, Spain, Accuray Medical Equipment (India) Private Ltd., located in New Delhi, India, Accuray Medical Equipment (SEA) Private Limited, located in Singapore, Accuray Medical Equipment (Rus) LLC, located in Moscow, Russia, Accuray Medical Equipment GmbH, located in Munich, Germany, Accuray Tibbi Cihazlar Ve Malzemeler Ithalat Ihracat Anonim Sirketi, located in Istanbul, Turkey, Accuray Mexico SA de CV located in Mexico City, Mexico and Accuray Medical Equipment Canada Ltd. located in Vancouver, Canada. The purpose of these subsidiaries is to market and/or service the Company's products in the various countries in which they are located.

2. Summary of Significant Accounting Policies

Fiscal Year

        For fiscal years 2009 and 2008, the Company's fiscal year ends on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year was added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2009 and 2008 were each comprised of 52 weeks. For ease of presentation purposes, the consolidated financial statements and notes refer to June 30 as the Company's fiscal year end. Beginning with the fiscal year ended June 30, 2010 ("fiscal 2010"), the Company changed its fiscal year end from the Saturday closest to June 30, to June 30.

Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the Company's variable interest entity, Morphormics, Inc. ("Morphormics"). All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

        Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or stockholders' equity.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company relate to stock-based compensation, valuation allowances for deferred tax assets, estimate of allowance for doubtful accounts, valuation of excess and obsolete inventories, impairment of long-lived assets and goodwill, deferred revenue and deferred cost of revenue and estimates of the fair value of certain investments. Actual results could differ materially from those estimates.

Foreign Currency

        The Company's international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the previous months ending exchange rate. Resulting translation adjustments are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Net foreign currency exchange transaction gains or losses are included as a component of other income, net, in the Company's consolidated statements of operations.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in highly liquid investment accounts and money market accounts and amounted to $1.8 million and $19.5 million at June 30, 2010 and 2009, respectively. Cash and cash equivalent balances denominated in a foreign currency amounted to $20.7 million and $3.4 million at June 30, 2010 and 2009, respectively.

Restricted Cash

        Restricted cash has historically included amounts deposited as collateral per the terms of contracts with customers requiring that deposited cash amounts be secured via letters of credit until delivery of the CyberKnife unit occurs. The current year restricted cash balance represents funds held to guarantee funding of certain foreign taxes. Restricted cash amounts were $22,000 and $527,000 at June 30, 2010 and 2009, respectively.

Marketable Securities

        The Company's available-for-sale securities on the consolidated balance sheets include commercial paper, corporate debt and debt issued by U.S. government sponsored enterprises. All marketable securities designated as available-for-sale are reported at estimated fair value, with unrealized gains and losses recorded in stockholders' equity and included in accumulated other comprehensive income. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income, net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Available-for-sale marketable securities with original maturities greater than approximately three months and remaining maturities of one year or less are classified as short-term available-for-sale marketable securities. Available-for-sale marketable securities with remaining maturities of greater than one year are classified as long-term available-for-sale marketable securities. The Company has the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value.

        The Company's trading securities on the consolidated balance sheet for fiscal year 2009 consisted of (i) auction-rate securities ("ARS") that are secured by pools of student loans guaranteed by state

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

regulated higher education agencies and reinsured by the U.S. Department of Education and (ii) a put option held in respect to these ARS (see Note 4). Changes in the fair value of the Company's trading securities are reported in other income, net.

Other-than-Temporary Impairment Assessment

        The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The review includes but is not limited to (i) the consideration of the cause of the impairment, (ii) the creditworthiness of the security issuers, (iii) the length of time a security is in an unrealized loss position, and (iv) the Company's positive intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Concentration of Credit Risk and Other Risks and Uncertainties

        There were no customers that represented more than 10% of revenue for the years ended June 30, 2010, 2009 and 2008. The following summarizes the accounts receivable from customers in excess of 10% of total accounts receivable:

	As of June 30,
	2010	2009
Customer A	—	10%
Customer B	—	11%

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

        The Company's cash and cash equivalents are mainly deposited with two major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

        Single source suppliers presently provide the Company with several components. In most cases, if a supplier were unable to deliver these components, the Company believes that it would be able to find other sources for these components subject to any regulatory qualifications, if required.

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

Revenue Recognition

        The Company earns revenue from the sale of products, the operation of its shared ownership program, and the provision of related services, which include installation services, post-contract customer support ("PCS"), and training. The Company records its revenues net of any value added or sales tax. From time to time, the Company introduces customers to third party financing organizations. No amounts received from these third party financing organizations are at risk.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

CyberKnife sales with non-legacy service plans

        The Company sells CyberKnife systems with PCS contracts that only provide for upgrades when and if they become available. The Company has established VSOE of the fair value of PCS in these circumstances. For arrangements with multiple elements that include the CyberKnife system, installation services, training services and a PCS service agreement, the Company recognizes the CyberKnife system and installation services revenue following installation, if the Company is responsible for providing installation, or delivery, and acceptance of the system by application of the residual method when VSOE of fair value exists for all undelivered elements in the arrangement, including PCS.

Other revenue

        Other revenue primarily consists of revenue earned on research and development contracts as well the sale of specialized services specifically contracted to provide current technology capabilities for units previously sold through a distributor into the Japan market. Some upgrade sales include elements where VSOE of fair value has not been established for the PCS. As a result, for these sales, associated revenues are deferred and recognized ratably over the term of the PCS arrangement, generally four years.

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

Distributor sales

        Sales to third party distributors are evidenced by a distribution agreement governing the relationship together with binding purchase orders or signed quotations on a transaction-by-transaction basis. The Company records revenues from sales of CyberKnife systems to distributors based on a sell-through method where revenue is only recognized upon sell-through of the product to the end user customer and once all other revenue recognition criteria are met including completion of all obligations under the terms of the purchase order or signed quotation. For sales of product upgrades and accessories to distributors, revenue is recognized on either a sell-through or sell-in basis, depending upon the terms of the purchase order or signed quotation and once all revenue recognition criteria are met. These criteria require that persuasive evidence of an arrangement exists, the fees are fixed or determinable, collection of the resulting receivable is probable and there is no right of return.

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

        Future minimum revenues under the shared ownership arrangements as of June 30, 2010 are as follows (in thousands):

Year Ending June 30
2011	756,000
2012	756,000
2013	696,000
2014 and thereafter	1,032,000

Total	$3,240,000

        Total usage-based fee revenues included in shared ownership program revenue amounted to $1.6 million, $3.2 million and $8.1 million for the years ended June 30, 2010, 2009, and 2008, respectively.

        Under the terms of the shared ownership program, the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company's revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement. At June 30, 2010, the Company had three systems installed under its shared ownership program. During the years ended June 30, 2010, 2009 and 2008, nil, $3.2 million and $23.7 million, respectively, of revenue was recognized in the consolidated statements of operations for the sale of nil, two and twelve CyberKnife systems, respectively, that were formerly under the shared ownership program. At June 30, 2010 and 2009, nil and $747,000, respectively, of amounts for extended warranty and training services related to these sold shared ownership units remained recorded as deferred revenue, and will be recognized over the life of the extended warranty service period and as training service obligations are fulfilled.

        The CyberKnife systems associated with the Company's shared ownership program are recorded within property and equipment. Effective April 1, 2009, the estimated useful life of the Company's placement units was reduced from ten to seven years due to a change in estimated useful life. Depreciation and warranty expenses attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership program.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Long-term manufacturing contracts

        The Company recognizes revenue and cost of revenue related to long-term manufacturing contracts using contract accounting on the percentage-of-completion method. During the years ended June 30, 2010, 2009, and 2008, contract revenue of $120,000, $2.4 million and $1.0 million, respectively, was recorded with related costs of $131,000, $2.4 million and $943,000, respectively. The Company recognizes any loss provisions from the total contract in the period such loss is identified. During the years ended June 30, 2010 and 2009, estimated loss provisions of $11,000 and $97,000, respectively, were recorded. No loss provision was recognized during the year ended June 30, 2008. As of June 30, 2010 and 2009, no costs were recorded in deferred cost of revenue related to long-term manufacturing contracts.

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment, if any, is measured as the amount by which the carrying

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

value of a long-lived asset exceeds its fair value. Through June 30, 2010, there have been no such impairment losses.

Goodwill and Purchased Intangible Assets

        Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis whenever events and changes in circumstances suggest that the carrying amount may not be recoverable, and written down when impaired. In the first step of the analysis, the Company's assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. Based on how the business is managed, the Company has only one reporting unit. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any.

        The fair value of the reporting unit is determined using the market approach. Under the market approach, the Company estimates the fair value the each reporting unit based on the Company's closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required. Through June 30, 2010, there have been no such impairment losses. Purchased intangible assets other than goodwill, including purchased completed technology and customer contracts, are amortized on a straight-line basis over their estimated useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which is typically seven years. Goodwill is tested for impairment on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable, written down accordingly. To date, no such events have occurred and the Company has not recorded any impairment charges.

Shipping and Handling

        The Company's billings for shipping and handling for product shipments to customers are included in cost of products. Shipping and handling costs incurred for inventory purchases are also included in cost of products.

Software Development Costs

        Software development costs relating to assets to be sold in the normal course of business are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We have capitalized software development costs relating to internal use software as identified and discussed below at "Note 5. Balance Sheet Components."

Advertising Expenses

        The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.4 million, $1.8 million and $1.0 million for the years ended June 30, 2010, 2009 and 2008, respectively.

Research and Development Costs

        Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salaries, benefits, and other headcount related costs for research and development personnel; costs for materials used in research and development activities; costs for outside services and allocated portions of facilities and other corporate costs. The Company has entered into research and clinical study arrangements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. These agreements support the Company's internal research and development capabilities. The Company has also entered into an Agreement with Siemens for research and development work. Payments earned and received from Siemens will be recorded as contra research and development costs. Refer also to "Note 3. Collaboration Agreement."

Stock-Based Compensation

        The Company accounts for stock-based compensation by measuring and recognizing the fair value of all stock-based payment awards made to employees based on the estimated grant date fair values, including employee stock options, restricted stock awards and the employee stock based purchase plan. The determination of fair value involves a number of significant estimates. The Company uses the Black-Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of stock, the expected term of the stock-based payment, the expected risk free rate of interest and dividend yields. As stock-based compensation expense is based on awards ultimately expected to vest it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option life, the Company concluded that its historical price volatility does not provide a reasonable basis for input assumptions within its Black-Scholes valuation model when determining the fair value of its stock options. As a result, the Company continues to use the "simplified" method as described under ASC 718. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. Management's estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions which could result in a significant change in future stock-based compensation expense. See "Note 9. Stockholder's Equity" for additional information.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Net Income Per Common Share

        Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and other dilutive common shares outstanding during the period. The potential dilutive shares of the Company's common stock resulting from the assumed exercise of outstanding stock options, vesting of restricted stock awards and ESPP shares to be purchased are determined under the treasury stock method.

        The number of anti-dilutive shares excluded from the calculation of diluted net income per share was as follows:

	Years Ended June 30,
	2010	2009	2008
Options to purchase common stock	4,056,934	3,504,979	1,993,964
Restricted stock units	259,789	552,120	669,449

	4,316,723	4,057,099	2,663,413

        The following table sets forth the basic and diluted per share computations:

	Years Ended June 30,
	2010	2009	2008
Numerator:
Net income (in thousands)	$2,841	$609	$5,383
Denominator:
Basic weighted-average shares outstanding	57,560,219	55,413,025	54,530,650
Stock options and restricted stock units	2,630,448	3,315,730	5,903,613

Diluted weighted-average shares of common stock outstanding	60,190,667	58,728,755	60,434,263

Basic net income per share:	$0.05	$0.01	$0.10

Diluted net income per share:	$0.05	$0.01	$0.09

Income Taxes

        The Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company's assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, research and development credit carryforwards and temporary differences.

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

Comprehensive Income

        Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on investments that have been excluded from the determination of net income. The Company has reported the components of comprehensive income for the years ended June 30, 2010, 2009 and 2008 in its consolidated statements of stockholders' equity.

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

        Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region (in thousands):

	Years Ended June 30,
	2010	2009	2008
United States (including Puerto Rico)	$147,381	$171,563	$142,557
Europe	58,049	30,874	10,138
Asia (excluding Japan)	5,608	19,848	40,770
Japan	10,587	11,313	16,916

Total	$221,625	$233,598	$210,381

Recent Accounting Pronouncements

        The Company's management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management's opinion, except for those pronouncements detailed below, no other pronouncements apply or will have a material effect on the Company's consolidated financial statements.

        In April, 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-17, Revenue Recognition (Topic 605)—Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

revenue recognition for research or development transactions. This ASU is effective for interim and annual reporting periods beginning after June 15, 2010. The adoption of ASU No. 2010-17 is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU No. 2010-09 amends FASB Accounting Standards Codification ("ASC") 855 and removes the requirement to disclose the date through which management evaluated subsequent events in the financial statements. This ASU is effective immediately for all financial statements that have not been issued or have not yet become available to be issued. The adoption of ASU No. 2010-09 did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. The new disclosures and clarifications under this ASU are effective over a period of two fiscal years, for interim and annual reporting periods beginning after December 15, 2009 and after December 15, 2010. The first adoption date updates under ASU No. 2010-06 did not have a material impact on the Company's consolidated financial statements. The adoption of the second date of updates is not expected to have a material impact on the Company's consolidated financial statements.

        In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) ("ASU 2009-13") (formerly EITF Issue 08-1) and ASU No. 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) ("ASU 2009-14") (formerly Emerging EITF 09-3). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company will adopt ASU 2009-13 and ASU 2009-14 in fiscal 2011 and is currently assessing the impact of the adoption of ASU 2009-13 and ASU 2009-14 on the its consolidated financial statements.

        In December 2009, the FASB issued ASU No. 2009-17, Consolidations—Improvements to Financial Reporting by Enterprises with Variable Interest Entities, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASU 2009-17 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and to require ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-17 requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASU 2009-17 is not expected to have a material impact on the Company's consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In June 2009, the FASB issued ASC No. 860-10, Transfers and Servicing ("ASC 860-10") (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). The new standard eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860-10 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of ASC 860-10 is not expected to have a material impact on the Company's consolidated financial statements.

3. Collaboration Agreement

        In June of 2010, the Company entered into a Strategic Alliance Agreement, or the Alliance Agreement, with Siemens AG, or Siemens, pursuant to which (1) the Company agreed to grant Siemens certain distribution rights to CyberKnife systems, (2) Siemens agreed to incorporate certain technology of the Company into certain of its linear accelerator products, the combined products being known as the Cayman Products, and (3) a research and development relationship was created between the Company and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future.

        The Alliance Agreement provides that Accuray will grant Siemens distribution rights to the CyberKnife system, allowing Siemens to include the CyberKnife system in multi-product sales when it also sells its own linear accelerator products or imaging products. The Company and Siemens entered into a Multiple Linac and Multi-Modality Distribution Agreement, or Distribution Agreement, which sets forth the terms of these distribution rights. Each sale under the Distribution Agreement is subject to pre-approval by the Company. The Alliance Agreement also provides that Siemens and the Company will negotiate in good faith separate distribution agreements for the distribution by Siemens of the CyberKnife system in certain countries and regions throughout the world not currently able to be fully served by the Company.

        In consideration of the Company's development efforts with respect to the first Cayman Product, Siemens has agreed to pay the Company an arrangement fee, which fee is payable in installments based on the achievement of various milestones. The Company is obligated to incur certain development costs for the first Cayman Product in excess of the arrangement fee it receives from Siemens, provided that Siemens pays the Company the full amount of the arrangement fee. The development of a second Cayman Product is contingent upon the satisfaction of certain conditions and milestones. As of June 30, 2010, no payments had been earned and research and development costs incurred were minimal.

        Siemens will have the exclusive right to purchase from the Company certain technology solely for use in Cayman Products, but the Company may terminate Siemens' exclusivity if Siemens fails to meet certain specified sales targets, or if the initial shipment of a Cayman Product does not occur within a specified period of time.

        Pursuant to the Alliance Agreement, Siemens and the Company agreed to develop a product concept for future joint technology development within six months following execution of the Alliance

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Collaboration Agreement (Continued)

Agreement. The Company and Siemens further agree to cooperate in good faith to explore additional opportunities for ongoing collaboration on complementary technology developments.

        The Alliance Agreement has a five year initial term, which will automatically renew for successive one year terms unless a party gives notice of termination to the other party at least six months before the end of a term.

4. Financial Instruments

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

        In November 2008, the Company had entered into an agreement ("Rights Agreement") with UBS, which provides the Company with ARS Rights ("Rights") to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. On June 30, 2010, the Company exercised its Right to sell its ARS and sold all ARS holdings. As a result of exercising the ARS right, the ARS balance of $21.5 million was liquidated and the put option value of $0.4 million was realized, resulting in a net recognized gain of $65,000. Of the balance of ARS liquidated, $9.9 million was in-transit as of June 30, 2010 and is therefore reflected as a current receivable within "Prepaid expenses and other current assets" on the Company's consolidated balance sheet. In addition, $4.0 million of securities were purchased on June 30, 2010, which resulted in an increase in "Short-term available-for-sale securities" plus an offsetting increase in "Other accrued liabilities" as of June 30, 2010. Both the $9.9 million sale of ARS and $4.0 million purchase of securities settled for cash in the first week of July 2010 which will increase the combined total of "Cash and cash equivalents" plus "Short-term available-for-sale securities" by $5.9 million in the first week of July 2010.

        The Company elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value resulted in a gain included in "Other Income, Net" for the put option which was recorded in long-term trading securities on the accompanying consolidated balance sheet as of June 30, 2009.

        Due to UBS's ability to sell the ARS at any time under the Rights Agreement, the ARS previously reported as available-for-sale were transferred to trading securities and are classified as long-term trading securities on the consolidated balance sheet as of June 30, 2009. Due to the change in classification to trading securities, at the time of entering into the Rights Agreement, the Company transferred the previously accumulated unrealized loss of $3.8 million from "Accumulated other comprehensive income (loss)" to "Other income, net" and recorded additional unrealized gains of $2.1 million relating to the change in fair value of the trading securities from November 2008 through June 30, 2009 in "Other income, net". At June 30, 2009, the total fair value of the ARS was $20.7 million, net of $1.7 million of unrealized losses.

        Additionally, the Company recorded unrealized gains of $3.3 million related to the fair value of the put option at the time it entered into the Rights Agreement and recorded unrealized losses relating to the change in fair value of the put option from November 2008 through June 30, 2009 of

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

$2.0 million, for a total fair value of the put option of $1.3 million as of June 30, 2009. During the year ended June 30, 2009, the $1.7 million unrealized loss in fair value of the ARS and the $2.0 million of unrealized loss on the put option, partially offset by the $3.3 million gain recognized on the put option, resulted in a net $319,000 decrease to "Note 11. Other income, net".

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

        The following tables sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at June 30, 2010, according to the valuation techniques the Company used to determine their fair values (in thousands):

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2010
		Level 1	Level 2	Level 3
Money market funds	$1,104	$1,104	$—	$—
Corporate notes	34,992	—	34,992	—
Commercial paper	22,513	—	22,513	—
U.S. government and governmental agency obligations	43,774	—	43,774	—

Total	$102,383	$1,104	$101,279	$—

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2009
		Level 1	Level 2	Level 3
Money market funds	$19,549	$19,549	$—	$—
Corporate notes	27,251	—	27,251	—
Commercial paper	21,865	—	21,865	—
U.S. government and governmental agency obligations	50,763	—	50,763	—
Auction-rate securities	20,669	—	—	20,669
Put option	1,338	—	—	1,338

Total	$141,435	$19,549	$99,879	$22,007

        Investments in marketable securities classified as available-for-sale by security type at June 30, 2010 and 2009, consisted of the following (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$21,126	$—	$(11)	$21,115
US Corporate debt	34,957	64	(29)	34,992
Government-sponsored enterprises	43,761	15	(2)	43,774

Total short-term investments	99,844	79	(42)	99,881

Long-term investments:
US Corporate debt	—	—	—	—
Government-sponsored enterprises	—	—	—	—

Total long-term investments	$—	$—	$—	$—

Total short and long-term investments	$99,844	$79	$(42)	$99,881

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$21,869	$14	$(18)	$21,865
US Corporate debt	9,993	81	—	10,074
Government-sponsored enterprises	32,456	239	—	32,695

Total short-term investments	64,318	334	(18)	64,634

Long-term investments:
US Corporate debt	17,094	103	(20)	17,177
Government-sponsored enterprises	18,001	67	—	18,068

Total long-term investments	35,095	170	(20)	35,245

Total short and long-term investments	$99,413	$504	$(38)	$99,879

        All of the Company's investments with continuous unrealized losses have been in an unrealized loss position for less than twelve months at June 30, 2010.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

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

	Year Ended June 30, 2010	Year Ended June 30, 2009
	(in thousands)
Beginning balance	$22,007	$21,509
Change in temporary valuation adjustment previously recorded in Accumulated Other Comprehensive Income	—	891
Acquisition of put option	—	3,316
Unrealized gain on auction rate securities included in earnings	1,656	(1,731)
Unrealized loss on put option included in earnings	(1,338)	(1,978)
Redemption of auction rate securities	(22,325)	—

Ending balance	$—	$22,007

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Money market funds.    Money market funds are open-ended mutual funds that typically invest in short-term debt securities. Money market funds are classified as cash and cash equivalents on the Company's consolidated balance sheets. The Company classified these funds that are specifically backed by debt securities as Level 1 instruments due to its usage of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

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

        Commercial paper.    Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 270 days. The total fair value of commercial paper held as of June 30, 2010 of $22.5 million includes $1.4 million of money market funds invested in commercial paper which is classified as cash equivalents. The portion in cash and cash equivalents represents highly liquid debt instruments with insignificant interest rate risk and maturities of ninety days or less at the time of purchase. The market approach was used to value the Company's commercial paper. The Company classified these securities as Level 2 instruments due to either its

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

        U.S. government and governmental agency obligations.    U.S. government and governmental agency obligations are issued by U.S. Federal, state and local governments, government-sponsored enterprises ("GSE") and other governmental entities such as authorities or special districts that generally mature within 2 years. These are classified as short-term and long-term, when long term, available-for-sale securities on the Company's consolidated balance sheets. The market approach was used to value the Company's U.S. government and governmental agency obligations. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

        Auction-rate securities.    Through June 30, 2010, there was insufficient observable market information available to determine the fair value of the Company's ARS. Prior to December 31, 2008, the Company estimated Level 3 fair values for these securities based on the financial institutions broker's valuations. The financial institution broker valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

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

        The put option gave the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the estimated five years. Historically, the value of the put option lied in (i) the ability to sell the securities thereby creating liquidity approximately two years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the put option represented the difference between the ARS with an estimated time to liquidity in excess of the estimated time to liquidity of the put option, which allowed for the acceleration of liquidity and the avoidance of a below market coupon rate.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Balance Sheet Components

Accounts Receivable, net

        Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2010	2009
Accounts receivable	$37,861	$36,539
Unbilled fees and services	209	372

	38,070	36,911
Less: Allowance for doubtful accounts	(115)	(484)

Accounts receivable, net	$37,955	$36,427

Inventories

        Inventories consisted of the following (in thousands):

	June 30,
	2010	2009
Raw materials	$13,683	$12,172
Work-in-process	5,987	13,006
Finished goods	8,516	3,731

Total inventories	$28,186	$28,909

Property and Equipment, net

        Property and equipment consisted of the following (in thousands):

	June 30,
	2010	2009
Furniture and fixtures	$3,628	$3,404
Computer and office equipment	8,297	7,982
Leasehold improvements	7,771	7,676
Machinery and equipment	15,291	14,097
CyberKnife shared ownership systems	5,216	3,725
Construction in progress	1,927	—

	42,130	36,884

Less: Accumulated depreciation and amortization	(27,446)	(21,818)

Property and equipment, net	$14,684	$15,066

        Depreciation and amortization expense related to property and equipment for the years ended June 30, 2010, 2009, and 2008 was $7.1 million, $6.4 million, $7.4 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program at June 30, 2010 and 2009 was $1.8 million and $1.0 million, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Balance Sheet Components (Continued)

        Of the $1.9 million recorded in construction in process for fiscal year 2010, $1.5 million relates to the Company's implementation of a new enterprise resource planning information system, which will replace its existing system, and includes capitalized costs relating to license and consulting fees.

6. Investment

        On July 29, 2008, the Company and Morphormics entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company's treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company's equity is considered to be at risk and is deemed not sufficient to finance Morphormics' current product development activities without additional subordinated financial support. In addition, the Company is deemed to be Morphormics' primary beneficiary; therefore, it would absorb a majority of expected losses. The Company consolidates Morphormics in its financial results. The consolidation of Morphormics' assets and liabilities did not have a material effect on the Company's consolidated balance sheet at June 30, 2010. The Company recorded losses in fiscal years 2010 and 2009 of $537,000 and $934,000, respectively. As of June 30, 2010, the investment amount has been fully utilized by Morphormics.

7. Goodwill and Other Purchased Intangibles

        Goodwill and other intangible assets resulted from the Company's January 2005 acquisition of the High Energy Systems Division ("HES") of American Science and Engineering, Inc. ("AS&E"). The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. The Company performed the annual test for impairment of goodwill in December 2009 concluding that there was no impairment of goodwill. At June 30, 2010, there had been no indicators to perform an interim test. The amortization expense relating to intangible assets for the years ended June 30, 2010, 2009 and 2008 was $280,000, $258,000 and $258,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at June 30, 2010 and 2009, respectively (in thousands):

	June 30,
	2010	2009
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70

	1,810	1,810
Less: Accumulated amortization	(1,422)	(1,142)

Intangible assets, net	$388	$668

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Other Purchased Intangibles (Continued)

        The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized Intangible Assets:
Complete technology	7.0
Customer contract / relationship	7.0

        The estimated future amortization expense of purchased intangible assets as of June 30, 2010, is as follows (in thousands):

Year ending June 30,
2011	259
2012	129

Total	$388

8. Commitments and Contingencies

Operating Lease Agreements

        The Company leases office space under non-cancelable operating leases with various expiration dates through May 2015. Rent expense, including common area maintenance, was $5.2 million, $6.0 million and $4.9 million for the years ended June 30, 2010, 2009 and 2008, respectively. Sublease income relating to a portion of a facility that the Company also uses was $225,000, $212,000 and $161,000 for the years ended June 30, 2010, 2009 and 2008, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        Future minimum lease payments under non-cancelable operating lease agreements as of June 30, 2010 were as follows (in thousands):

Year ending June 30,	Operating leases	Sublease income	Total
2011	3,589	(57)	3,532
2012	2,907		2,907
2013	2,299		2,299
2014	2,318		2,318
2015	1,939		1,939

Total	$13,052	$(57)	$12,995

        The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers' agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has recorded no liability associated with its indemnification as it is not aware of any pending or threatened actions that are probable losses as of June 30, 2010.

Royalty Agreements

        In March 2007, the Company entered into a license and royalty agreement with Deutsches Krebsforschungszentrum ("DKFZ"), a German cancer research center. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay DKFZ $12,500 for each CyberKnife system sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $50,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $575,000, $462,500, $54,000 for the years ended June 30, 2010, 2009 and 2008, respectively. At June 30, 2010 and 2009, the Company had accrued amounts of approximately $325,000 and $288,000, respectively, included in other accrued liabilities in the consolidated balance sheets relating to this license and royalty agreement.

Contingencies

        From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or future cash flows of the Company.

Software License Indemnity

        Under the terms of the Company's software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that are probable losses as of June 30, 2010.

Litigation

        On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions were consolidated. The consolidated complaint generally alleges that the Company and the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

individual defendants made false or misleading public statements regarding the Company's operations and seek unspecified monetary damages and other relief.

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

        On November 24, 2009, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of the Company's current and former officers and directors. The Company is named as a nominal defendant. Three other shareholder derivative lawsuits were filed in the same court on November 30, 2009, December 1, 2009 and March 16, 2010. These actions have been consolidated. The amended consolidated complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company's business and financial performance, and that certain defendants also violated federal and California securities laws. The amended consolidated complaint seeks unspecified monetary damages and other relief.

        On September 3, 2009, Best Medical International, Inc. ("Best Medical") filed a lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania claiming the Company induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical's confidential information and trade secrets. They are seeking monetary damages and other relief. At this time the Company does not have enough information to estimate what, if any, financial impact this claim will have.

        As of June 30, 2010, the Company has not recorded any liabilities for the above referenced lawsuits as a loss is not considered probable or estimable.

9. Stockholders' Equity

        In August 2007 the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the Company to repurchase shares of its common stock. Under the plan, the Company has the ability to acquire up to $25.0 million of common shares in the open market over a period of one year. No shares were repurchased during the years ended June 30, 2010 or 2009. As of June 30, 2008, the Company had repurchased 2,140,018 shares of its common stock for $24.0 million. Such shares were not retired nor returned to the status of authorized, unissued shares. Accordingly, such shares remain issued and classified as treasury stock as of June 30, 2010. The Company accounts for its treasury stock under the par value method. At June 30, 2010, the par value of the Company's treasury stock was immaterial. The stock repurchase plan expired in August 2008 and was not renewed by the Board of Directors.

Options and Restricted Stock Units

        In 2007, in connection with the Company's IPO, the Board of Directors approved the 2007 Incentive Award Plan (the "2007 Plan"). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 7,500,000 shares, of

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

which 3,038,641 were available for future issuances as of June 30, 2010. As of June 30, 2010, the 1993 Plan and the 1998 Plan continued to remain in effect along with the 2007 Plan; however, options can no longer be granted from the 1993 and 1998 Plans, and all options which expire or are forfeited will be retired from the pool.

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

        Generally, the Company's outstanding options and restricted stock units ("RSUs") vest at a rate of 25% per year, however, certain RSU's granted vest 10% upon the first anniversary year of the grant date, 20% upon the second anniversary year of the grant date, 30% upon the third anniversary year of the grant date and 40% upon the fourth anniversary year of the grant date. Continued vesting typically terminates when the employment or consulting relationship ends. The maximum term of the options granted to persons who own at least 10% of the voting rights of all outstanding stock on the date of grant is 5 years. The maximum term of all other options is 10 years. The Company's current practice with options is to issue new shares to satisfy share option exercises.

        As of June 30, 2010, there was approximately $3.1 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.1 years. As of June 30, 2010, there was approximately $7.5 million, net of estimated forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.4 years.

        The weighted-average assumptions used to value options granted during the years ended June 30, 2010, 2009 and 2008 were as follows:

	Years Ended June 30,
	2010	2009	2008
Risk-free interest rate	2.11% - 3.04%	1.66% - 3.59%	2.71% - 4.88%
Dividend yield	—	—	—
Expected life	6.25	6.25	6.25
Expected volatility	56.6% - 64.7%	61.2% - 68.5%	59.8% - 61.4%

        During the year ended June 30, 2009, the Company recognized $929,000 of stock-based compensation expense related to accelerated vesting of stock options and RSUs in conjunction with employee separation costs. No such expenses were recognized during the years ended June 30, 2010 and 2008. At June 30, 2010 and 2009, $207,000 and $456,000 of capitalized stock-based compensation costs were included as components of inventory and deferred cost of revenue.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        The options outstanding and exercisable, by exercise price, at June 30, 2010 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.75	1,437,190	2.63	0.75	1,437,190	0.75
0.85 - $2.50	546,100	4.03	2.25	546,100	2.25
$3.00	23,000	0.37	3.00	23,000	3.00
$3.50	950,311	4.55	3.50	950,311	3.50
$3.75 - $4.67	830,746	6.74	4.50	605,286	4.44
$5.03 - $8.25	2,396,789	8.82	6.48	755,469	6.73
$8.54 - $10.00	785,190	6.36	9.45	718,937	9.48
$10.36 - $23.11	667,331	7.27	14.63	469,354	14.68
$28.47	171,934	6.74	28.47	161,662	28.47

        The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company's common stock on June 30, 2010 of $6.63 and the exercise price of the options) that would have been received by option holders if all options exercisable had been exercised on June 30, 2010. The total intrinsic value of options exercised in the years ended June 30, 2010, 2009, and 2008 was approximately $6.6 million, $4.4 million and $29.2 million, respectively. The total fair value of shares vested during the years ended June 30, 2010, 2009 and 2008 was $7.7 million, $10.8 million and $14.3 million, respectively.

        Option activity during the year ended June 30, 2010 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value As Of June 30, 2010
Balance at June 30, 2009	8,455,316	$5.70
Options granted	1,498,740	$6.09
Options forfeited	(831,716)	$9.86
Options exercised	(1,313,749)	$1.55

Balance at June 30, 2010	7,808,591	$6.03	5.94	$16,651,240

Vested or expected to vest at June 30, 2010	7,575,235	$6.00	5.85	$16,518,911

Exercisable at June 30, 2010	5,667,309	$5.61	4.88	$15,473,651

        During the years ended June 30, 2010, 2009 and 2008, the Company recognized $6.6 million, $10.3 million, and $12.2 million, respectively, of stock-based compensation expense for stock options granted to employees. The weighted average fair value of options granted was $3.45, $4.01 and $8.14 per share for the years ended June 30, 2010, 2009, and 2008, respectively.

        Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

additional paid-in capital. Realized excess tax benefits for the years ended June 30, 2010, 2009, and 2008 were $414,000, $0 and $419,000, respectively.

        Combined activity under the 1993 Plan, 1998 Plan and 2007 Plan (the "Plans") was as follows:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at June 30, 2007	3,588,781	10,791,875	$3.79	648,330	$28.16
Plan shares expired	(209,829)	—	$0.00	—	$0.00
Grants	(1,481,830)	1,220,930	$14.17	260,900	$14.55
Forfeitures	329,059	(235,466)	$5.71	(93,593)	$27.58
Exercises or releases	—	(2,564,508)	$1.70	(91,603)	$10.90

Balance at June 30, 2008	2,226,181	9,212,831	$5.70	724,034	$23.43

Additional shares reserved	1,500,000	—	$0.00	—	$0.00
Plan shares expired	(415,686)	—	$0.00	—	$0.00
Grants	(1,759,969)	1,584,404	$6.55	175,565	$6.49
Forfeitures	1,095,231	(891,799)	$11.94	(203,432)	$22.36
Exercises or releases	—	(1,450,120)	$2.83	(176,558)	$5.98

Balance at June 30, 2009	2,645,757	8,455,316	$5.70	519,609	$18.15

Additional shares reserved	1,500,000
Plan shares expired	(325,120)
Grants	(1,686,498)	1,498,740	$6.09	187,758	$6.12
Forfeitures	904,502	(831,716)	$9.86	(72,786)	$18.92
Exercises or releases		(1,313,749)	$1.55	(170,395)	$6.32

Balance at June 30, 2010	3,038,641	7,808,591	$6.03	464,186	$12.52

        In connection with the 2007 Plan, the Company issued RSUs and recognized $3.0 million, $4.1 million and $4.0 million of stock-based compensation expense, net of estimated forfeitures, for RSUs granted during the years ended June 30, 2010, 2009 and 2008, at a weighted-average grant date fair value of $6.12, $6.49 and $14.55 per share, respectively.

Employee Stock Purchase Plan

        In January 2007, in connection with the Company's IPO, the Board of Directors approved the 2007 Incentive Award Plan ("2007 Plan") and 2007 Employee Stock Purchase Plan ("ESPP") which became effective on the date of the Company's IPO. The ESPP is deemed compensatory and compensation costs are accounted for under ASC 718.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        During the years ended June 30, 2010, 2009 and 2008 the estimated fair value of ESPP shares was calculated at the date of grant using the Black-Scholes option pricing model, using fair values of the ESPP shares between $1.75 per share and $6.94 per share. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of six months was based upon the offering period of the ESPP. The risk-free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period. For the years ended June 30, 2010, 2009 and 2008, the Company recognized $841,000, $998,000 and $1.0 million of compensation expense related to its ESPP, respectively. The weighted-average assumptions were as follows:

	Years Ended June 30,
	2010	2009	2008
Risk-free interest rate	0.15% - 0.29%	0.29% - 1.99%	1.99% - 5.16%
Dividend yield	—	—	—
Expected life	0.50	0.50	0.50 - 0.75
Expected volatility	56.7% - 78.3%	66.4% - 85.4%	49.9% - 66.4%

        As of June 30, 2010, there was approximately $424,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of 0.4 years. The weighted-average fair value of ESPP shares was $2.21 and $1.88 per share for the years ended June 30, 2010 and 2009, respectively.

10. Income Taxes

        For financial reporting purposes, "Income before provision for income taxes" included the following components (in thousands):

	June 30,
	2010	2009	2008
Domestic	$1,169	$615	$5,910
Foreign	1,667	49	340

Total worldwide	$2,836	$664	$6,250

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The provision (benefit) for income taxes consisted of the following (in thousands):

	June 30,
	2010	2009	2008
Current:
Federal	(876)	$(164)	$367
State	265	41	180
Foreign	724	345	244

Total current	113	222	791
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(117)	(167)	76

Total deferred	(117)	(167)	76

Total provision	$(4)	$55	$867

        A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	2010	2009	2008
U.S. federal taxes (benefit):
At federal statutory rate	$993	$217	$2,168
State tax, net of federal benefit	265	41	180
Stock-based compensation expense	389	682	1,209
Change in valuation allowance	(32)	45	(2,251)
Credits	(877)	(1,207)	(1,592)
Federal alternative minimum tax	(873)	(164)	367
Meals and entertainment	178	224	245
Other	(71)	39	222
Foreign	24	178	319

Total	$(4)	$55	$867

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets at June 30, 2010 and 2009 were as follows (in thousands):

	June 30,
	2010	2009
Deferred tax assets:
Federal and state net operating losses	$10,127	$10,336
Accrued vacation	1,019	1,043
Deferred revenue	2,904	5,134
Credits	6,692	6,868
Capitalized research and development	48	82
Stock-based compensation expense	9,008	8,596
Reserves not deductible for tax purposes	6,104	4,337
Fixed assets	389	634
Other	1,648	1,160

Total deferred tax assets	37,939	38,190
Deferred tax liabilities:
Unrealized gain on investment	(15)	(176)

Total deferred tax liabilities	(15)	(176)
Valuation allowance	(37,734)	(37,941)

Net deferred tax assets:	$190	$73

        The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of June 30, 2010 was $0.5 million.

        As of June 30, 2010, the Company had approximately $45.2 million and $35.2 million in federal and state net operating loss carryforwards, respectively, which expire in varying amounts beginning in 2019 for federal and 2012 for state purposes. Such net operating loss carryforwards included excess tax benefits from employee stock option exercises which, in accordance with ASC 718-10, had not been recorded in the Company's deferred tax assets. The Company will record approximately $7.4 million as a credit to additional paid in capital as and when such excess benefits are ultimately realized.

        In addition, as of June 30, 2010, the Company had federal and state research and development tax credits of approximately $3.6 million and $4.7 million, respectively. The federal research credits will begin to expire in 2019 and the state research credits have no expiration date.

        Utilization of the Company's net operating loss and credit carryforwards is subject to annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. However, none of the Company's federal and state carryforwards will expire as a result of the ownership change limitation.

        Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against its domestic and certain foreign net deferred tax assets due to the uncertainty surrounding the realization of such assets.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The following is a rollforward of the Company's gross unrecognized tax benefit and liabilities associated with its uncertain tax positions at June 30, 2010, 2009, and 2008 (in thousands):

Rollforward of gross unrecognized tax benefit:

	June 30,
	2010	2009	2008
Balance at Beginning of Year	$3,364	$1,380	$4,800
Revisions to opening unrecognized tax benefits	—	—	(3,467)
Tax positions related to current year:
Additions	347	551	291
Reductions	—	—	—
Tax positions related to prior years:
Additions	6	1,496	—
Reductions	(48)	(63)	(244)
Settlements	—	—	—
Lapses in statutes of limitations	—	—	—

Balance at End of Year	$3,669	$3,364	$1,380

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management does not believe there will be any material changes in the unrecognized tax benefits within the next 12 months. The Company has unrecognized tax positions of $331,000 reserved for foreign tax issues which if recognized would impact the tax provision in future years.

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Such interest and penalties were immaterial as of June 30, 2010.

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

        Currently, the Company is not under audit in any of its tax jurisdictions, both domestic and foreign. Foreign income tax matters for France have been concluded for years through June 30, 2007.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Other Income, Net

        For the years ended June 30, 2010, 2009 and 2008, other income, net consisted of the following (in thousands):

	Years Ended June 30,
	2010	2009	2008
Interest income	$1,813	$3,866	$7,679
Foreign currrency transaction gain	—	169	153
Realized gain on investments	318	—	9
Other	270	95	—

Total interest and other income	$2,401	$4,130	$7,841
Interest expense	$(32)	$(10)	$(173)
Foreign currrency transaction loss	(1,920)	—	—
Loss on asset disposition	(195)	(342)	(188)
Realized loss on investments	—	(288)
State sales and local taxes	(226)	(231)	(295)
Fines and penalties	(27)	(177)	—
Other	—	—	(1)

Total interest and other expense	$(2,400)	$(1,048)	$(657)

Total other income, net	$1	$3,082	$7,184

12. Related Party Transactions

        The Company's former Chief Executive Officer, Dr. John R. Adler, Jr. was a member of the Company's Board of Directors until his resignation effective July 19, 2009, and is a member of the faculty at Stanford University, or Stanford, where he holds the position of Professor of Neurosurgery and Radiation Oncology. Effective July 20, 2009, Dr. Adler was no longer considered a related party of the Company.

        The Company recognized related party revenue of $1.6 million and $734,000 during years ended June 30, 2009 and 2008, respectively, relating to products and services provided to Stanford. The Company recorded $170,000 and $55,000 of expense during the years ended June 30, 2009 and 2008, respectively, relating to research grants with Stanford to support customer studies related to the Company's CyberKnife systems. At June 30, 2009, $209,000 was recorded as deferred revenue and advances relating to related party payments made by Stanford. At June 30, 2009, $9,000 was due from Stanford.

        In April 2008, the Company entered into a consulting agreement with Dr. Adler, whereby Dr. Adler was entitled to receive a maximum compensation of $167,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2008.

        In April 2009, the Company entered into a consulting agreement with Dr. Adler that terminated the prior consulting agreement discussed above. Under the new consulting agreement, Dr. Adler was entitled to receive maximum compensation of $168,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2009. This agreement had a term of one year, however, Dr. Adler terminated this agreement effective March 20, 2010. The Company recognized

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Related Party Transactions (Continued)

consulting expense for Dr. Adler in the amount of $167,000 and $154,000 for the years ended June 30, 2009 and 2008.

13. Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $723,000, $904,000 and $845,000 to the 401(k) Plan during the years ended June 30, 2010, 2009 and 2008, respectively.

14. Quarterly Financial Data (unaudited)

	Quarters ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(in thousands, except per share data)
Net revenue	$50,575	$57,321	$51,940	$61,789
Gross profit	$21,619	$25,964	$25,376	$31,059
Net income (loss)	$(3,276)	$(1,176)	$2,272	$5,021
Basic net income (loss) per share	$(0.06)	$(0.02)	$0.04	$0.09
Diluted net income (loss) per share	$(0.06)	$(0.02)	$0.04	$0.08
Shares used in basic per share calculation	56,713	57,405	57,851	58,205
Shares used in diluted per share calculation	56,713	57,405	60,470	60,564

	Quarters ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(in thousands, except per share data)
Net revenue	$55,857	$57,637	$61,301	$58,803
Gross profit	$28,429	$29,409	$30,362	$27,090
Net income (loss)	$(3,179)	$1,350	$1,216	$1,222
Basic net income (loss) per share	$(0.06)	$0.02	$0.02	$0.02
Diluted net income (loss) per share	$(0.06)	$0.02	$0.02	$0.02
Shares used in basic per share calculation	54,625	55,064	55,724	56,238
Shares used in diluted per share calculation	54,625	58,267	58,772	59,324

15. Subsequent Events

        On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. They are seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief. At this time the Company does not have enough information to estimate what, if any, financial impact this claim will have.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Annual Report on Form 10-K, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)   Internal Control over Financial Reporting

  Management's Annual Report

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010, based upon the framework in "Internal Control—Integrated Framework".

        Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal controls over financial reporting as of June 30, 2010.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Accuray Incorporated

        We have audited Accuray Incorporated and subsidiaries' (the "Company") internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Accuray Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Accuray Incorporated and subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2010, and our report dated August 31, 2010, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
San Francisco, California
August 31, 2010

Item 9B.    OTHER INFORMATION

        Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

        The information in our 2010 Proxy Statement regarding Directors and Executive officers appearing under the headings "Proposal One—Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        In addition, the information in our 2010 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

        The information in our 2010 Proxy Statement appearing under the headings "Executive Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Non-Employee Directors" and "Compensation Committee Interlocks and Insider Information" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2010 Proxy Statement appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

  Equity Compensation Plan Information

        The following table sets forth as of June 30, 2010 certain information regarding our equity compensation plans. All of our equity compensation plans have been approved by our security holders.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)(1)
Equity compensation plans approved by security holders	7,808,591	$6.03	3,038,641
Equity compensation plans not approved by security holders	—	—	—

Total	7,808,591	$6.03	3,038,641

(1)
Includes securities to be issued upon vesting of 464,186 restricted stock units at a grant date fair value of $12.52.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2010 Proxy Statement appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2010 Proxy Statement appearing under the headings "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
We have the filed the following documents as part of this report:

1.
Consolidated Financial Statements (as set forth in Item 8)

  2.
  Financial Statement Schedule

 SCHEDULE II
Valuation and Qualifying Accounts

	Beginning Balance	Charges (Deductions) to Operations	Write-offs	Ending Balance
Accounts receivable allowances
Year ended June 30, 2008	$20	30	(23)	$27
Year ended June 30, 2009	$27	496	(39)	$484
Year ended June 30, 2010	$484	(358)	(11)	$115

        All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

  3.
  Exhibits

        The following exhibits are incorporated by reference or filed herewith.

Exhibit No.
2.1		Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.(1)

3.2		Amended and Restated Certificate of Incorporation of Registrant.(1)

3.4		Amended and Restated Bylaws of Registrant.(1)

4.2		Investors' Rights Agreement dated October 30, 2006 by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock.(1)

4.3		Form of Common Stock Certificate.(1)

10.1		Industrial Complex Lease dated July 14, 2003 by and between Registrant and MP Caribbean, Inc., as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.(1)

10.1	(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.(2)

Exhibit No.
10.2		Fourth Amendment to Industrial Complex Lease, dated September 18, 2007, by and between the Registrant and BRCP Caribbean Portfolio, LLC.(3)

10.3		Fifth Amendment to Industrial Complex Lease, dated April 1, 2008, by and between the Registrant and BRCP Caribbean Portfolio, LLC.(3)

10.4		Sixth Amendment to Industrial Complex Lease, dated December 18, 2009, by and between the Registrant and I & G Caribbean, Inc.(3)

10.5		Standard Industrial Lease effective as of June 30, 2005 by and between Registrant and The Realty Associates Fund III, L.P.(1)

10.6	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.(1)

10.7	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.(1)

10.8	*	Accuray Incorporated 2007 Incentive Award Plan and forms of agreements relating thereto.

10.9	*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.(1)

10.10	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.(4)

10.11	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Euan S. Thomson, Ph.D.(5)

10.12	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Chris A. Raanes.(5)

10.13	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Eric Lindquist.(5)

10.14	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Wade Hampton.(5)

10.15		Assignment & Assumption of License and Consent by Supplier effective as of January 10, 2005 by and among Registrant, American Science and Engineering, Inc., Yuri Batygin, and Anatoliy Zapreier.(1)

10.16		Nonexclusive End-User Software License Agreement dated September 9, 2005 by and between Registrant and The Regents of the University of California.(1)

10.17		License Agreement effective as of July 9, 1997 by and between Registrant and The Board of Trustees of the Leland Stanford Junior University.(1)

10.18		Non-Exclusive System Partner Agreement effective as of September 23, 2005 by and between Registrant and KUKA Robotics Corporation.(1)

10.19		Asset Purchase Agreement effective as of December 12, 2004 by and between the Registrant and American Science and Engineering, Inc.(1)

10.20		Exclusive Manufacturing Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)

10.21	†	Patent and Trademark License Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)

Exhibit No.
10.22	**	License and Development Agreement dated April 27, 2007 by and between the Registrant and CyberHeart, Inc.(2)

10.23		Independent Contractor Agreement effective as of April 1, 2009 by and between Registrant and John R. Adler, M.D.(4)

10.24	*	Amended and Restated Employment Terms Letter effective as of October 22, 2008 by and between Registrant and Theresa Dadone.(5)

10.25	*	Employment Terms Letter dated December 1, 2008 by and between Registrant and Derek Bertocci.(4)

10.26	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Holly Grey.(5)

10.27		UBS Repurchase Offer by and between the Company and UBS Financial Services Inc., dated November 12, 2008.(5)

10.28	*	Employment Letter Agreement dated May 18, 2009 by and between Registrant and Darren J. Milliken.(4)

10.29	*	General Release and Separation Agreement dated December 11, 2009, by and between Registrant and Wade Hampton.(3)

10.30	**	Strategic Alliance Agreement, dated June 8, 2010, by and between the Registrant and Siemens Aktiengesellschaft.

10.31	**	Multiple Linac and Multi-Modality Distributor Agreement dated June 8, 2010, by and between the Registrant and Siemens Aktiengesellschaft.

10.32	*	Accuray Incorporated Performance Bonus Plan.

21.1		List of subsidiaries.

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.

24.1		Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2007 (No. 333-138622).

(2)
Incorporated by reference to Registrant's Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission on September 4, 2007.

(3)
Incorporated by reference to Registrant's Form 10-Q for the fiscal quarter ended December 31, 2009 filed with the Securities and Exchange Commission on February 4, 2010.

(4)
Incorporated by reference to Registrant's Form 10-K for the fiscal year ended June 27, 2009 filed with the Securities and Exchange Commission on September 9, 2009.

(5)
Incorporated by reference to Registrant's Form 10-Q for the fiscal quarter ended December 27, 2008 filed with the Securities and Exchange Commission on February 5, 2009.

*
Management contract or compensatory plan or arrangement.

**
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 31st day of August 2010.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ EUAN S. THOMSON, PH.D Euan S. Thomson, Ph.D	President and Chief Executive Officer and Director (principal executive officer)	August 24, 2010
/s/ DEREK BERTOCCI Derek Bertocci	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	August 24, 2010
/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Chairperson of the Board and Director	August 27, 2010

Signature	Title	Date

/s/ ELIZABETH DÁVILA Elizabeth Dávila	Vice Chairperson of the Board and Director	August 24, 2010
/s/ PETER FINE Peter Fine	Director	August 30, 2010
/s/ JACK GOLDSTEIN Jack Goldstein	Director	August 24, 2010
/s/ ROBERT S. WEISS Robert S. Weiss	Director	August 24, 2010
/s/ DENNIS WINGER Dennis Winger	Director	August 27, 2010
/s/ WAYNE WU Wayne Wu	Director	August 24, 2010

Exhibit No.
2.1		Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.(1)

3.2		Amended and Restated Certificate of Incorporation of Registrant.(1)

3.4		Amended and Restated Bylaws of Registrant.(1)

4.2		Investors' Rights Agreement dated October 30, 2006 by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock.(1)

4.3		Form of Common Stock Certificate.(1)

10.1		Industrial Complex Lease dated July 14, 2003 by and between Registrant and MP Caribbean, Inc., as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.(1)

10.1	(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.(2)

10.2		Fourth Amendment to Industrial Complex Lease, dated September 18, 2007, by and between the Registrant and BRCP Caribbean Portfolio, LLC.(3)

10.3		Fifth Amendment to Industrial Complex Lease, dated April 1, 2008, by and between the Registrant and BRCP Caribbean Portfolio, LLC.(3)

10.4		Sixth Amendment to Industrial Complex Lease, dated December 18, 2009, by and between the Registrant and I & G Caribbean, Inc.(3)

10.5		Standard Industrial Lease effective as of June 30, 2005 by and between Registrant and The Realty Associates Fund III, L.P.(1)

10.6	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.(1)

10.7	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.(1)

10.8	*	Accuray Incorporated 2007 Incentive Award Plan and forms of agreements relating thereto.

10.9	*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.(1)

10.10	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.(4)

10.11	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Euan S. Thomson, Ph.D.(5)

10.12	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Chris A. Raanes.(5)

10.13	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Eric Lindquist.(5)

10.14	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Wade Hampton.(5)

Exhibit No.
10.15		Assignment & Assumption of License and Consent by Supplier effective as of January 10, 2005 by and among Registrant, American Science and Engineering, Inc., Yuri Batygin, and Anatoliy Zapreier.(1)

10.16		Nonexclusive End-User Software License Agreement dated September 9, 2005 by and between Registrant and The Regents of the University of California.(1)

10.17		License Agreement effective as of July 9, 1997 by and between Registrant and The Board of Trustees of the Leland Stanford Junior University.(1)

10.18		Non-Exclusive System Partner Agreement effective as of September 23, 2005 by and between Registrant and KUKA Robotics Corporation.(1)

10.19		Asset Purchase Agreement effective as of December 12, 2004 by and between the Registrant and American Science and Engineering, Inc.(1)

10.20		Exclusive Manufacturing Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)

10.21	†	Patent and Trademark License Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.(1)

10.22	**	License and Development Agreement dated April 27, 2007 by and between the Registrant and CyberHeart, Inc.(2)

10.23		Independent Contractor Agreement effective as of April 1, 2009 by and between Registrant and John R. Adler, M.D.(4)

10.24	*	Amended and Restated Employment Terms Letter effective as of October 22, 2008 by and between Registrant and Theresa Dadone.(5)

10.25	*	Employment Terms Letter dated December 1, 2008 by and between Registrant and Derek Bertocci.(4)

10.26	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Holly Grey.(5)

10.27		UBS Repurchase Offer by and between the Company and UBS Financial Services Inc., dated November 12, 2008.(5)

10.28	*	Employment Letter Agreement dated May 18, 2009 by and between Registrant and Darren J. Milliken.(4)

10.29	*	General Release and Separation Agreement dated December 11, 2009, by and between Registrant and Wade Hampton.(3)

10.30	**	Strategic Alliance Agreement, dated June 8, 2010, by and between the Registrant and Siemens Aktiengesellschaft.

10.31	**	Multiple Linac and Multi-Modality Distributor Agreement dated June 8, 2010, by and between the Registrant and Siemens Aktiengesellschaft.

10.32	*	Accuray Incorporated Performance Bonus Plan.

21.1		List of subsidiaries.

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.

Exhibit No.
24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2007 (No. 333-138622).

(2)
Incorporated by reference to Registrant's Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission on September 4, 2007.

(3)
Incorporated by reference to Registrant's Form 10-Q for the fiscal quarter ended December 31, 2009 filed with the Securities and Exchange Commission on February 4, 2010.

(4)
Incorporated by reference to Registrant's Form 10-K for the fiscal year ended June 27, 2009 filed with the Securities and Exchange Commission on September 9, 2009.

(5)
Incorporated by reference to Registrant's Form 10-Q for the fiscal quarter ended December 27, 2008 filed with the Securities and Exchange Commission on February 5, 2009.

*
Management contract or compensatory plan or arrangement.

**
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