Form 10-Q
period 2010-09-30
ACCURAY INC
filed 2010-11-08
CIK 1138723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 15, 2010, there were 58,959,789 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended September 30, 2010

PART I.                 FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	June 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,542	$45,434
Restricted cash	22	22
Short-term available-for-sale securities	98,330	99,881
Accounts receivable, net of allowance for doubtful accounts of $266 and $115 at September 30, 2010 and June 30, 2010, respectively	36,779	37,955
Inventories	30,014	28,186
Prepaid expenses and other current assets	10,637	19,356
Deferred cost of revenue—current	8,494	7,889
Total current assets	226,818	238,723
Deferred cost of revenue—noncurrent	3,066	3,213
Property and equipment, net	17,065	14,684
Goodwill	4,495	4,495
Intangible assets, net	323	388
Other assets	1,815	1,681
Total assets	$253,582	$263,184
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,677	$10,317
Accrued compensation	8,275	10,786
Other accrued liabilities	5,855	10,669
Customer advances	15,730	12,884
Deferred revenue—current	37,552	42,019
Total current liabilities	78,089	86,675
Long-term other liabilities	1,019	1,059
Deferred revenue—noncurrent	5,774	5,374
Total liabilities	84,882	93,108
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 60,999,300 and 60,666,974 shares at September 30, 2010 and June 30, 2010, respectively; outstanding: 58,859,282 and 58,526,956 shares at September 30, 2010 and June 30, 2010, respectively	60	59
Additional paid-in capital	290,937	287,764
Accumulated other comprehensive income	46	(71)
Accumulated deficit	(122,343)	(117,676)
Total stockholders’ equity	168,700	170,076
Total liabilities and stockholders’ equity	$253,582	$263,184

Condensed consolidated balance sheet at June 30, 2010 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2010	2009
Net revenue:
Products	$19,275	$30,346
Shared ownership programs	641	481
Services	17,734	19,654
Other	418	94
Total net revenue	38,068	50,575
Cost of revenue:
Cost of products	7,325	14,651
Cost of shared ownership programs	172	321
Cost of services	11,800	13,920
Cost of other	534	64
Total cost of revenue	19,831	28,956
Gross profit	18,237	21,619
Operating expenses:
Selling and marketing	7,760	8,649
Research and development	8,047	7,662
General and administrative	8,559	8,930
Total operating expenses	24,366	25,241
Loss from operations	(6,129)	(3,622)
Other income, net	1,616	485
Loss before provision for income taxes	(4,513)	(3,137)
Provision for income taxes	127	139
Net loss	$(4,640)	$(3,276)
Net loss per share:
Basic and diluted net loss per share	$(0.08)	$(0.06)
Weighted average common shares used in computing basic and diluted net loss per share	58,667	56,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(4,640)	$(3,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,389	1,842
Stock-based compensation	2,496	3,105
Realized gain on investments	(3)	(2)
Unrealized loss on long-term trading securities, net of gain on put option	—	(136)
Provision for bad debts	151	(460)
Provision for write-down of inventories	421	2,090
Loss on disposal of property and equipment	9	14
Restricted cash	—	(1,012)
Changes in assets and liabilities:
Accounts receivable	1,576	6,316
Inventories	(3,030)	1,340
Prepaid expenses and other current assets	(1,089)	(1,873)
Deferred cost of revenue	(458)	1,201
Other assets	(133)	(34)
Accounts payable	(1,359)	(6,442)
Accrued liabilities	(3,629)	(1,111)
Customer advances	2,453	1,995
Deferred revenue	(4,401)	(11,513)
Net cash used in operating activities	(10,247)	(7,956)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,332)	(585)
Purchase of investments	(46,903)	(22,139)
Sale and maturity of investments	54,336	26,400
Net cash provided by investing activities	6,101	3,676
Cash Flows From Financing Activities
Proceeds from issuance of common stock	803	834
Net cash provided by financing activities	803	834
Effect of exchange rate changes on cash	451	(49)
Net decrease in cash and cash equivalents	(2,892)	(3,495)
Cash and cash equivalents at beginning of period	45,434	36,835
Cash and cash equivalents at end of period	$42,542	$33,340
Supplemental Disclosure of Cash Flow Information
Non-cash operating activity related to deconsolidation of Morphormics (Note 6)	$27	$—

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

The Company is incorporated in Delaware, USA and has thirteen wholly-owned subsidiaries: Accuray International SARL, located in Geneva, Switzerland, Accuray Europe SAS, located in Paris, France, Accuray UK Ltd, located in London, United Kingdom, Accuray Asia Limited, located in Hong Kong, SAR, Accuray Japan KK, located in Tokyo, Japan, Accuray Spain, S.L.U., located in Madrid, Spain, Accuray Medical Equipment (India) Private Ltd., located in New Delhi, India, Accuray Medical Equipment (SEA) Private Limited, located in Singapore, Accuray Medical Equipment (Rus) LLC, located in Moscow, Russia, Accuray Medical Equipment GmbH, located in Munich, Germany, Accuray Tibbi Cihazlar Ve Malzemeler Ithalat Ihracat Anonim Sirketi, located in Istanbul, Turkey, Accuray Mexico SA de CV located in Mexico City, Mexico and Accuray Medical Equipment Canada Ltd. located in Vancouver, Canada.  The purpose of these subsidiaries is to market and/or service the Company’s products in the various countries in which they are located.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements for the 2010 fiscal year include the accounts of the Company and its subsidiaries and the Company’s variable interest entity, Morphormics, Inc. (“Morphormics”).  As the Company is no longer considered the primary beneficiary of Morphormics, the condensed consolidated financial statements for fiscal year 2011 do not include Morphormics.  Refer to “Note 6. Investment”.   All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of September 30, 2010 and the condensed consolidated statements of operations for the three month periods ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the three month periods ended September 30, 2010 and 2009 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2010 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the SEC.  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2011 or for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Net foreign currency exchange transaction gains or losses are included as a component of other income, net, in the Company’s condensed consolidated statements of operations for the three months ended September 30, 2010.

The majority of the Company’s executed sales contracts are denominated in U.S. dollars.  The CyberKnife system sales contracts denominated in local foreign currency are direct end customer transactions for international customers.  At September 30, 2010, there was one sales contract for the CyberKnife system denominated in foreign currency, which was in deferred revenue in the accompanying condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments including cash and cash equivalents, marketable securities, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments.

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

For the three months ended September 30, 2010, there was one customer that represented 10% or more of total net revenue. For the three months ended September 30, 2009, there were no customers that represented 10% or more of total net revenue. The following summarizes the accounts receivable from customers in excess of 10% of total accounts receivable:

	September 30,	June 30,
	2010	2010
Customer A	10%	—
Customer B	10%	—

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

Revenue Recognition

The Company earns revenue from the sale of products, the operation of its shared ownership program, and the provision of related services, which include installation services, post-contract customer support (“PCS”), training and other professional services. The Company records its revenues net of any value added or sales tax. From time to time, the Company introduces customers to third party financing organizations. No amounts received from these third party financing organizations are at risk.

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

For revenue arrangements with multiple elements which were entered into by June 30, 2010 and which have not subsequently been materially modified, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for each element is based upon the Company’s standard rates charged for the product or service when such product or service is sold separately or based upon the price established by management having the relevant authority when that product or service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the CyberKnife system and optional product upgrades, based upon the residual method. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, or (2) establishment of VSOE of fair value for all remaining undelivered elements.

In the first quarter of fiscal 2011, the Company adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2009-13”) (formerly Emerging Issues Task Force (“EITF”) Issue 08-1) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to Financial Accounting Standards Board (“FASB”) ASC Topic 985, Software) (“ASU 2009-14”) (formerly EITF 09-3).  The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company adopted these new standards on a prospective basis, therefore, they apply only to revenue arrangements entered into or materially modified beginning July 1, 2010. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had an insignificant impact on the Company’s reported net revenue in the first quarter of fiscal 2011 as compared to net revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect in the prior year.

Under the new accounting guidance, in evaluating the revenue recognition for agreements which contain multiple deliverables, the Company determined that in certain instances it was not able to establish VSOE for all deliverables in an arrangement as the Company infrequently sells each element on a stand-alone basis, does not price products within a narrow range, or has a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s offerings contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company typically is not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price (BESP) in the Company’s allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by the Company’s pricing committee, taking into consideration the overall go-to-market pricing strategy.

As the Company’s go-to-market strategies and other factors evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including VSOE, TPE and BESP. As a result, the Company’s future revenue recognition for multiple element arrangements could differ materially from that recorded in the current period. The Company regularly reviews VSOE, TPE and BESP and maintains internal controls over the establishment and update of these inputs.

The Company has a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenues from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. The Company’s multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance.

There were no material differences between total revenue reported and pro forma total revenues that would have been reported during the three months ended September 30, 2010, if the transactions entered into or materially modified after July 1, 2010 were subject to previous accounting guidance.

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

CyberKnife sales with legacy service plans

For sales of CyberKnife systems with PCS arrangements entered into prior to the first quarter of fiscal 2011 that included rights to specified or committed upgrades for which the Company had not established VSOE of fair value, all revenue and cost of revenue related to the CyberKnife systems and subsequent PCS was deferred. Once all such upgrade obligations had been delivered, all accumulated and deferred revenue and cost of revenue for the CyberKnife systems and related PCS began to be recognized ratably over the remaining life of the PCS arrangement.

Sales of additional upgrades as optional extras prior to the delivery of all originally specified upgrade obligations were considered additional elements of the original arrangement and associated revenues were deferred and accounted for as described above. Sales of additional upgrades after delivery of all specified upgrade obligations, as stated in the original contract, were recognized once all revenue recognition criteria applicable to those arrangements were met.

CyberKnife sales with nonlegacy service plans

Currently, the Company sells CyberKnife systems with PCS contracts that provide for upgrades when and if they become available. The Company has established VSOE of the fair value of PCS in these circumstances. For arrangements entered into after June 30, 2010, with multiple elements that include the CyberKnife system, installation services, training services and a PCS service agreement, the Company recognizes revenue for the CyberKnife system and installation services, if applicable by application of the relative selling price method for all elements in the arrangement, including PCS. If the Company is responsible for installation, the Company recognizes revenue only after installation and acceptance of the system, otherwise, revenue is recognized upon delivery.

Other revenue

Other revenue primarily consists of research and development contract revenues as well as upgrade services revenues related to the sale of specialized services specifically contracted to provide current technology capabilities for units previously sold through a distributor into the Japan market. Some upgrade sales prior to the first quarter of fiscal 2011 include elements where VSOE of fair value has not been established for the PCS. As a result, for these sales, associated revenues are deferred and recognized ratably over the term of the PCS arrangement, generally four years.

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

Costs associated with providing PCS and maintenance services are expensed when incurred, except when those costs are related to system upgrades where revenue recognition has been deferred. In those cases, the costs are deferred and are recognized over the period of revenue recognition.

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

The CyberKnife systems associated with the Company’s shared ownership program are recorded within property and equipment. Effective April 1, 2009, the estimated useful life of the Company’s shared ownership units was reduced from ten to seven years due to a change in management’s estimate. Depreciation and warranty expenses attributable to the CyberKnife shared ownership systems are recorded within cost of shared ownership programs.

Long-term construction and manufacturing contracts

The Company recognizes revenue and cost of revenue related to long-term construction and manufacturing contracts using contract accounting on the percentage-of-completion or the completed contract method. The Company recognizes any loss provisions from the total contract in the period such loss is identified.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance payments that will be recognized ratably over the term of the shared ownership program. Deferred service revenue typically results from the payment for services to be delivered over a contractual service period, usually one year. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units, direct service costs for which the revenue has been deferred in accordance with the Company’s revenue recognition policy, and deferred costs associated with research and development contract costs and the Japan upgrade services. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets with indefinite lives are not amortized. Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. Goodwill and purchased intangible assets resulted from the Company’s January 2005 acquisition of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”). The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. The Company performs an annual test for impairment of goodwill and intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. As of September 30, 2010, there were no indicators of impairment.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing the fair value of all stock-based payment awards made to employees based on the estimated grant date fair values, including employee stock options, restricted stock awards and the employee stock based purchase plan. The determination of fair value involves a number of significant estimates. The Company uses the Black-Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of the stock’s market price, the expected term of the stock-based awards, the expected risk free rate of interest and any dividend yields. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates and adjusts forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option life, the Company concluded that its historical price volatility does not provide a reasonable basis for input assumptions within its Black-Scholes valuation model when determining the fair value of its stock options. As a result, the Company continues to use the “simplified” method for estimated term of the awards and estimated volatility, as described under ASC 718. Expected volatility was based on the historical volatility of a peer group of publicly traded companies.

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

Net Loss Per Common Share

Basic net loss per common share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Common stock equivalent shares, which are based on the number of shares underlying outstanding stock options and RSUs, are not included as their effect is anti-dilutive. For the three months ended September 30, 2010 and 2009, 6,230,837 and 4,166,070 of anti-dilutive shares, respectively, were excluded from the calculation of dilutive securities.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss consists of foreign currency translation adjustments and unrealized gains and losses on investments that have been excluded from the determination of net loss. Comprehensive loss for the three months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Net loss	$(4,640)	$(3,276)
Unrealized gain (loss) on investments	28	(23)
Foreign currency translation adjustments	89	14
Comprehensive loss	$(4,523)	$(3,285)

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

The Company markets its products in the United States and internationally through its direct sales force and indirect distribution channels. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Americas (including Puerto Rico)	$23,071	$30,620
Europe	9,950	16,544
Asia (excluding Japan)	3,332	803
Japan	1,715	2,608
Total	$38,068	$50,575

Recent Accounting Pronouncement

In April, 2010, the FASB issued ASU No. 2010-17, Revenue Recognition (Topic 605)—Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU is effective for interim and annual reporting periods beginning after June 15, 2010. The adoption of ASU No. 2010-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications under this ASU are effective over a period of two fiscal years, for interim and annual reporting periods beginning after December 15, 2009 and after December 15, 2010. The first adoption date updates under ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements. The adoption of the second date of updates is not expected to have a material impact on the Company’s consolidated financial statements.

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

In consideration of the Company’s development efforts with respect to the first Cayman Product, Siemens has agreed to pay the Company an arrangement fee, which fee is payable in installments based on the achievement of various milestones. The Company is obligated to incur certain development costs for the first Cayman Product in excess of the arrangement fee it receives from Siemens, provided that Siemens pays the Company the full amount of the arrangement fee. The development of a second Cayman Product is contingent upon the satisfaction of certain conditions and milestones. For the three months ended September 30, 2010, no milestone payments had been received and recorded in the Company’s condensed consolidated statement of operations.  Research and development costs pursuant to the execution of the Agreement of $0.1 million were incurred during the three months ended September 30, 2010.

Siemens will have the exclusive right to purchase from the Company certain technology solely for use in Cayman Products, but the Company may terminate Siemens’ exclusivity if Siemens fails to meet certain specified sales targets, or if the initial shipment of a Cayman Product does not occur within a specified period of time.

Pursuant to the Alliance Agreement, Siemens and the Company agreed to develop a product concept for future joint technology development within six months following execution of the Alliance Agreement. The Company and Siemens further agree to cooperate in good faith to explore additional opportunities for ongoing collaboration on complementary technology developments.

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

In November 2008, the Company had entered into an agreement (“Rights Agreement”) with UBS, which provided the Company with ARS (“Auction Rate Security”) Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012.

The Company elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value resulted in a gain included in “Other income, net” for the put option.

Additionally, the Company recorded unrealized gains of $3.3 million related to the fair value of the put option at the time it entered into the Rights Agreement and recorded unrealized losses relating to the change in fair value of the put option beginning in November 2008. During the three months ended September 30, 2009, the Company recorded an unrealized loss of $0.5 million, for a total fair value of the put option of $0.9 million as of September 30, 2009. During the three months ended September 30, 2009, $0.6 million of unrealized gain in fair value of the ARS resulted in a net unrealized gain of $0.1 million to “Other income, net”.

During the three months ended September 30, 2009, UBS redeemed $0.1 million of the ARS, which generated a realized gain of $2,000. No activity related to the fair value of the put option is included in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2010 due to the liquidation of the underlying ARS securities as of June 30, 2010.

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

Level 3—Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models in which management’s estimate utilizes market participant assumptions.

The following tables sets forth by level within the fair value hierarchy the Company’s financial instruments that were accounted for at fair value on a recurring basis at September 30, 2010 and June 30, 2010, according to the valuation techniques the Company used to determine their fair values (in thousands):

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2010	Level 1	Level 2
Money market funds	$4,835	$4,835	$—
Corporate notes	35,628	—	35,628
Commercial paper	38,742	—	38,742
U.S. government agency securities	27,858	—	27,858
Total	$107,063	$4,835	$102,228

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2010	Level 1	Level 2
Money market funds	$1,104	$1,104	$—
Corporate notes	34,992	—	34,992
Commercial paper	22,513	—	22,513
U.S. government agency securities	43,774	—	43,774
Total	$102,383	$1,104	$101,279

As of September 30, 2010 and June 30, 2010, the Company had no assets or liabilities using Level 3 inputs.

Investments in marketable securities classified as available-for-sale by security type at September 30, 2010 and June 30, 2010, consisted of the following (in thousands):

	September 30, 2010
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$34,847	$10	$(13)	$34,844
Corporate notes	35,583	51	(6)	35,628
U.S. government agency securities	27,833	25	—	27,858
Total short-term investments	$98,263	$86	$(19)	$98,330

	June 30, 2010
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$21,126	$—	$(11)	$21,115
Corporate notes	34,957	64	(29)	34,992
U.S. government agency securities	43,761	15	(2)	43,774
Total short-term investments	$99,844	$79	$(42)	$99,881

As of September 30, 2010 and June 30, 2010, the Company had no long-term investments in marketable securities classified as available-for-sale by security type.

All of the Company’s investments with continuous unrealized losses have been in an unrealized loss position for less than twelve months at September 30, 2010. The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2010 were temporary in nature.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money market funds. Money market funds are open-ended mutual funds that typically invest in short-term debt securities. Money market funds are classified as cash and cash equivalents on the Company’s condensed consolidated balance sheets. The Company classified these funds that are specifically backed by debt securities as Level 1 instruments due to its usage of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

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

Commercial paper. Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 270 days. The total fair value of commercial paper held as of September 30, 2010 of $38.7 million includes $3.9 million of money market funds invested in commercial paper which is classified as cash equivalents. The portion in cash and cash equivalents represents highly liquid debt instruments with insignificant interest rate risk and maturities of ninety days or less at the time of purchase. The market approach was used to value the Company’s commercial paper. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

U.S. government agency securities.  U.S. government agency securities are issued by U.S. Federal, state and local governments, government-sponsored enterprises and other governmental entities such as authorities or special districts that generally mature within two years. These are classified as short-term and long-term marketable securities on the Company’s condensed consolidated balance sheets. The market approach was used to value the Company’s U.S. government agency securities. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Auction rate securities.  Prior to June 30, 2010, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to December 31, 2008, the Company estimated Level 3 fair values for these securities based on the financial institutions broker’s valuations. The financial institution broker valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

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

The put option gave the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the estimated five years. Historically, the value of the put option lay in (i) the ability to sell the securities thereby creating liquidity approximately two years before the ARS market is expected to become liquid and (ii) the avoidance of receiving a below-market coupon rate while the security was illiquid and auctions were failing. The fair value of the put option represented the difference between the ARS with an estimated time to liquidity in excess of the estimated time to liquidity of the put option, which allowed for the acceleration of liquidity and the avoidance of a below market coupon rate. As of June 30, 2010, all of the underlying ARS securities were liquidated at par value.

5. Balance Sheet Components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30,	June 30,
	2010	2010
Accounts receivable	$36,894	$37,861
Unbilled fees and services	151	209
	37,045	38,070
Less: Allowance for doubtful accounts	(266)	(115)
Accounts receivable, net	$36,779	$37,955

Inventories

Inventories consist of the following (in thousands):

	September 30,	June 30,
	2010	2010
Raw materials	$15,462	$13,683
Work-in-process	8,477	5,987
Finished goods	6,075	8,516
Total inventories	$30,014	$28,186

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	June 30,
	2010	2010
Furniture and fixtures	$3,672	$3,628
Computer and office equipment	9,306	8,297
Leasehold improvements	7,859	7,771
Machinery and equipment	16,263	15,291
CyberKnife shared ownership systems	5,248	5,216
Construction in progress	3,566	1,927
	45,914	42,130
Less: Accumulated depreciation and amortization	(28,849)	(27,446)
Property and equipment, net	$17,065	$14,684

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2010 and 2009 was $1.3 million and $1.8 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program as of September 30, 2010 and June 30, 2010 was $1.9 million and $1.8 million, respectively.

Of the $3.6 million recorded in construction in process, $2.4 million relates to the Company’s implementation of a new enterprise resource planning information system, which will replace its existing system, and includes capitalized costs relating to license and consulting fees.

6. Investment

On July 29, 2008, the Company and Morphormics entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company’s treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company’s equity was considered to be at risk and was deemed not sufficient to finance Morphormics’ current product development activities without additional subordinated financial support. In addition, the Company was deemed to be Morphormics’ primary beneficiary, therefore, it would absorb a majority of expected losses. The Company consolidated Morphormics in its financial results. The consolidation of Morphormics’ assets and liabilities did not have a material effect on the Company’s consolidated balance sheet at June 30, 2010. The Company recorded losses in fiscal years 2010 and 2009 of $0.5 million and $0.9 million, respectively. As of June 30, 2010, the investment amount had been substantially utilized by Morphormics.

Effective July 1, 2010, the determination of primary beneficiary status has changed from a quantitative approach to a qualitative approach in which the Company is no longer considered the primary beneficiary of Morphormics.  The Company has deconsolidated Morphormics’ assets and liabilities from its consolidated balance sheet as of July 1, 2010.  The deconsolidation of Morphormics of approximately $1.5 million, net of impairment charges of $1.5 million related to the fair value of the initial investment in Morphormics, resulted in a net cumulative-effect adjustment to accumulated deficit of $27,000 on the Company’s condensed consolidated balance sheet.

As of July 1, 2010, the Company determined the fair value of the investment using an income approach. The assumptions for the valuation included historical financial data, operating projections, estimated future cash flows and an adjustment for lack of liquidity.

7. Contingencies

Litigation

On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions were consolidated. The consolidated complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s operations and seek unspecified monetary damages and other relief. On August 31, 2010, the Court granted defendants’ motion to dismiss the consolidated

complaint and granted plaintiffs leave to file an amended complaint.   On September 27, 2010, plaintiffs filed an amended complaint.  The amended complaint names the Company and certain of its current and former officers and directors as defendants and generally alleges that the defendants made false or misleading public statements regarding the Company’s operations. The amended complaint seeks unspecified monetary damages and other relief.  Defendants have filed a motion to dismiss the amended complaint.

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

On November 24, 2009, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of the Company’s current and former officers and directors.  The Company is named as a nominal defendant.  Three other shareholder derivative lawsuits were filed in the same court on November 30, 2009, December 1, 2009 and March 16, 2010.  These actions have been consolidated.  The amended consolidated complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company’s business and financial performance, and that certain defendants also violated federal and California securities laws.  The amended consolidated complaint seeks unspecified monetary damages and other relief. On August 31, 2010, the Court granted defendants’ motion to dismiss, with leave to amend.  On September 27, 2010, plaintiffs filed a notice of their intent not to file an amended complaint.   On October 6, 2010, judgment was entered and the action dismissed.  Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on November 5, 2010.

On September 3, 2009, Best Medical International, Inc. (“Best Medical”) filed a lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming the Company induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical’s confidential information and trade secrets. They are seeking monetary damages and other relief. At this time the Company does not have enough information to estimate what, if any, financial impact this claim will have.

On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. They are seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

As of September 30, 2010, the Company has not recorded any liabilities for the above referenced lawsuits as we are unable to determine if a loss is probable or estimable.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that are probable losses as of September 30, 2010.

8. Stock-Based Compensation

The following table summarizes the stock-based compensation charges included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2010	2009
Cost of revenue	$463	$231
Selling and marketing	244	808
Research and development	674	648
General and administrative	1,115	1,418
	$2,496	$3,105

At September 30, 2010 and June 30, 2010, capitalized stock-based compensation costs of $0.1 million and $0.2 million, respectively, were included as components of inventories.

9. Goodwill and Other Purchased Intangibles

Goodwill and other intangible assets resulted from the Company’s January 2005 acquisition of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”). The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. The Company performed the annual test for impairment of goodwill in December 2009 concluding that there was no impairment of goodwill. At September 30, 2010, there had been no indicators to perform an interim test. The amortization expense related to intangible assets for the three months ended September 30, 2010 and 2009 was $0.1 million and $0.1 million, respectively. The following table represents the gross carrying amounts and accumulated amortization of amortized intangible assets at September 30, 2010 and June 30, 2010 (in thousands)::

	September 30,	June 30,
	2010	2010
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(1,487)	(1,422)
Intangible assets, net	$323	$388

The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized Intangible Assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of September 30, 2010, is as follows (in thousands):

Year ending June 30,
2011 (remaining nine months)	$194
2012	129
Total	$323

10. Related Party Transactions

The Company’s former Chief Executive Officer, Dr. John R. Adler, Jr. was a member of the Company’s Board of Directors until his resignation effective July 19, 2009, and is a member of the faculty at Stanford, where he holds the position of Professor of Neurosurgery and Radiation Oncology. Effective July 20, 2009, Dr. Adler was no longer a related party of the Company.  During the period from June 28, 2009 through July 19, 2009, related party revenue and expense were immaterial.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2010 and results of operations for the three months ended September 30, 2010 and 2009 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including statements regarding the extent and timing of future revenues and expenses, statements regarding reimbursement rates, statements regarding regulatory requirements, statements regarding future orders, statements regarding our strategic alliance with Siemens AG, statements regarding the deployment of our products, statements regarding revenues, earnings or other financial results, and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof.  Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part II, Item 1A of this quarterly report on Form 10-Q. We encourage you to read that section carefully. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

By way of an overview, in order to operate our business, we are required to first obtain regulatory clearances from governmental agencies in the United States and abroad to market our CyberKnife system, establish an effective and secure supply chain of materials and systems that we then manufacture and assemble to create the CyberKnife system, establish direct and distributor sales channels for the sales of our products, provide for ongoing sales and service supports for our products in the field and manage the attendant risks associated with our operations, including risks beyond our control, such as changes in healthcare legislation and Medicare reimbursement rates, which necessarily affect the decisions of physicians and hospitals regarding the purchase of our products.

In July 1999, we obtained 510(k) clearance from the United States Food and Drug Administration, or FDA, to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive.  We received approval for full-body treatment in Japan in June 2008; previously our CyberKnife regulatory approvals in Japan were limited to treatment for indications in the head and neck. The CyberKnife system has also been approved for various indications in Korea, Taiwan, China and other countries. To date, our CyberKnife system has been used to deliver more than 100,000 patient treatments.

We manufacture and assemble our CyberKnife systems at our manufacturing facility in Sunnyvale, California. We purchase major components, including the robotic manipulator, the treatment table or robotic couch, the magnetron, which creates the microwaves for use in the linear accelerator, the imaging cameras and the computers from outside suppliers, some of which are single source. Our reliance on single source suppliers could harm our ability to meet demand for our products in a timely and cost effective manner. However, in most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. We would, however, likely suffer some delays in qualifying any new supplier.  We manufacture certain other electronic and electrical subsystems, including the linear accelerator. We then assemble and integrate these components with our proprietary software and perform testing prior to shipment to customer sites.

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, Singapore, Moscow, Russia, Munich, Germany, Istanbul, Turkey and London, UK. As of September 30, 2010, we had 37 employees in our sales organization.

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

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of September 30, 2010, we had 216 CyberKnife systems installed at customer sites, including 211 sold and four pursuant to our shared ownership program. Of the 216 systems installed, 136 are in the Americas, 47 are in Asia and 33 are in Europe.

We generate revenue from sales of products and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current United States price for the CyberKnife system typically includes initial training, installation, and a warranty up to two years. We also offer optional hardware and software when and if available, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service program is our Diamond program, which consists of both our Diamond Elite multiyear service plan, or original Diamond Plan, and our new Diamond Plus multiyear service plan, or Diamond Plus plan.   We introduced our Diamond Plus plan in the United States during the quarter ended September 30, 2010, and going forward, new U.S. customers may purchase the Diamond Plus plan. Under our original Diamond plan, customers are eligible to receive up to two upgrades (software and hardware only) per year, when and if available, and under our Diamond Plus plan, customers are eligible to receive up to twenty upgrades (hardware, software and services) per year, when and if available.  Each upgrade available under the Diamond Plus plan has a value equal to one-tenth the value of the upgrades available under the original Diamond plan. Prior to introducing our original Diamond plan, we offered our Platinum service plan which provided specified future upgrade obligations. For systems sold with a Platinum service plan, all revenue, including CyberKnife product and service revenue, is deferred until all upgrade obligations have been satisfied and then is recognized ratably over the remaining life of the Platinum service contract. As of September 30, 2010 and 2009, 166 out of 172 and 127 out of 147, respectively, of our customers had purchased non-Platinum service plans.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Medicare coverage currently exists in the hospital outpatient setting and in the freestanding clinic setting. For calendar year 2010, the national unadjusted average Medicare payment rates under Healthcare Common Procedure Coding System, or HCPCS, are $3,572 under code G0339, the billing code for the first treatment, and $2,488 under code G0340, the billing code for each of the second through fifth treatments. Payment for the freestanding clinic setting is governed by the final Medicare Physician Fee Schedule. For 2010, payment for CyberKnife procedures in the freestanding clinic settings for first and subsequent treatments is set by local Medicare carriers and rates may vary from low payment to a payment rate exceeding the hospital outpatient payment rates. We will continue to evaluate the impact that the new health care laws, and the effect their implementation may have on Medicare reimbursement rates.

On November 2, 2010, Medicare published its final rules for hospital outpatient services, for physicians, and services performed in the freestanding center setting for 2011. The final rates in the hospital outpatient setting reflect a 4.64% decrease for G0339 ($3,409) and a 0.7% increase for G0340 ($2,505). Payment in the freestanding clinic setting for the first and subsequent treatments continues to be set by local Medicare carriers and rates may vary from low payment to a payment rate exceeding the hospital outpatient payment rates.

In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the freestanding clinic setting. Payment to physicians is based on the Medicare Physician Fee Schedule, and payment amounts are updated on an annual basis. For 2010, Medicare adjusted reimbursement rates for the Current Procedural Terminology, or CPT, code series describing the surgeon’s role in the delivery of CyberKnife cranial and spinal procedures beginning with 61796 and 63620 to varying degrees. For example, the rate for treating five simple cranial lesions was reduced by less than one percent, and the rate for treating one complex cranial lesion was increased by more than 40%. For 2011, Medicare has finalized adjustments to reimbursement rates for the CPT code series describing the surgeon’s role in the delivery of CyberKnife cranial and spinal procedures beginning with 61796 and 63620 to varying degrees. These adjustments vary from a 27% increase to a 33% increase.

The 2011 Medicare Physician Fee Schedule final rules include a 30.8% reduction in the conversion factor used for rate setting for physician professional services.  Faced with similar reductions in each of the last seven years, Congress took legislative action to prevent cuts to physicians. The 2011 Medicare Physician Fee Schedule rates discussed above assume similar congressional action preventing the proposed reduction for the 2011 conversion factor.

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

Financial Condition

Direct Sales and Installation Cycle

The CyberKnife system has a long sales and installation cycle because it is a major capital purchase for our typical customer and requires the approval of senior management at purchasing institutions. The sales and installation cycle is typically 1 to 2 years in duration and involves multiple steps. The cycle typically begins with customer meetings with sales and products specialists, and ends upon resolution of all contingencies and either upon shipment, if a customer is responsible for installation, or upon installation by us. Prior to installation, a purchasing institution must typically obtain a radiation device installation permit, and in some cases, a certificate of need, or CON, both of which must be granted by state and local government bodies and can add time to the cycle. Recently, as a result of healthcare cost considerations and sensitivity to the cost of major capital equipment items, some state CON boards have become more stringent in the evaluation of CON applications. This trend, if it continues, may make the CON process more protracted and uncertain. In addition, the purchasing institution must build a radiation shielded facility or upgrade an existing facility to house the CyberKnife system. We generally receive a deposit at the time the purchase agreement is entered into, or shortly thereafter, an additional payment prior to shipment and the remaining balance for the sale of the CyberKnife system after delivery and installation. The customer also typically selects a service plan at the time of signing a CyberKnife system purchase agreement and enters into the service plan agreement prior to installation of the system.

Upon installation, we typically recognize the CyberKnife system sale price less the relative selling price of at least one year of service, training and other professional services, if applicable. We recognize the relative selling price of the first year of service as revenue pro rata over the twelve months following installation, training and other professional services, as delivered. In addition, if the customer has purchased either of our Diamond service plans or our Emerald service plan and assuming annual renewals, we would receive payment at the beginning of each of the second, third, fourth and fifth years of the multiyear service plan and recognize that revenue pro rata over each year.

Legacy Service Plans

Prior to introducing our original Diamond plan, we offered a Platinum Elite multiyear service plan, or Platinum plan. This legacy service plan was structured so that we had an obligation to deliver two upgrades per year over the course of the multiyear service plan. If we fail to deliver the upgrades, our customers would be entitled to receive a refund of up to $100,000 for each upgrade not offered. To date, no refunds have been required pursuant to the Platinum plan. Beginning in November 2005, we phased out offering this legacy service plan to new customers.

The Platinum plan obligates us to deliver, when available, up to two upgrades per year during the term of the contract. We have not established fair value for those future obligations; hence, generally accepted accounting principles in the United States, or GAAP, before the first quarter of fiscal 2011, requires that we cannot begin to recognize any of the revenue or cost of sales derived from the sale of the CyberKnife system sold with our Platinum plan or the associated service plan until all upgrade obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we ratably recognize the revenue and related cost of sales from the sale of that specific CyberKnife system and the Platinum plan over the remaining life of the contract.  As of the end of June 2010, we had installed the final upgrades on all systems sold under Platinum agreements.  We anticipate that we will satisfy our final obligations under the remaining Platinum service plans during fiscal 2011.

Warranty

All customers purchasing a CyberKnife system receive up to a two year warranty.  We recognize the CyberKnife system purchase price minus the relative selling price of support services upon installation, if we are responsible for providing installation, or delivery, and we recognize the relative selling price of the support ratably over the corresponding period following installation.

Shared Ownership Program Revenue

We recognize revenue, consisting of a minimum monthly payment, monthly from our shared ownership program. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from our shared ownership program of $0.6 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively.  In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

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

For international sales, we recognize revenue once we have met all of our obligations associated with the purchase agreement, other than for undelivered elements at their relative selling price. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification. For sales through distributors, we recognize revenue upon shipment provided that we have received proof of sell-through to the end user from the distributor and that all of our remaining obligations have been satisfied. Net revenue from international customers was $15.0 million and $19.9 million for the three months ended September 30, 2010 and 2009, respectively. We believe the decrease in international sales for the three months ended September 30, 2010 was a result of the different impacts of the economic downturn by country.

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

• The contract is signed and properly executed by both the customer and us;

• The contract is non-contingent—it either has cleared all its contingencies or contains no contingencies when signed;

• We have received a deposit or a letter of credit, or the sale is a direct channel sale to a government entity;

• The specific end customer site has been identified by the customer in the written contract or written amendment; and

• Less than 2.5 years have passed since the contract met all the criteria above.

Included in customers’ agreements to purchase a CyberKnife is an option to select the type and term of service coverage that they desire. Backlog includes the value of this service coverage selected by customers in their original agreement to purchase a CyberKnife system. Before installation of the CyberKnife is complete and service commences, the customer must complete and sign a separate service agreement for service coverage (i.e. Diamond or Emerald service). If at the time of signing the service agreement a customer selects a different type of service than the option selected in the CyberKnife system purchase agreement, our backlog is adjusted to reflect the service agreement the customer signed.

At September 30, 2010 and 2009, our backlog was approximately $380.6 million and $290.5 million, respectively.  Of total backlog, $136.2 million and $98.4 million represented CyberKnife system sales at September 30, 2010 and 2009, respectively, and $244.4 million and $192.1 million represented revenue from service plans and other recurring revenues at September 30, 2010 and 2009, respectively.  We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided.

Although our backlog includes only contractual agreements from our customers, we cannot make assurances that we will convert it into recognized revenue due to factors outside our control including without limitation, changes in customers’ needs, changes in reimbursement, changes to regulatory requirements, or other cancellation of orders.

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

Deferred Revenue—Platinum Multiyear Service Plans.  We are required to defer all of the revenue associated with our legacy multiyear service plans, including our Platinum plan, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring revenue for the cash received for the purchase of the CyberKnife system and multiyear service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied our obligations for delivery of upgrades under the plan, we recognize revenue ratably over the remaining life of the service contract term. We have not offered the Platinum service plan to new customers since we phased it out when we introduced our Diamond plan in November 2005. As of the end of June 2010, we had installed the final upgrades on all systems sold under Platinum agreements.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Revenue

	Three Months Ended
	September 30,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent
Products	$19,275	$30,346	$(11,071)	(36)%
Shared ownership program	641	481	160	33%
Services	17,734	19,654	(1,920)	(10)%
Other	418	94	324	345%
Net Revenue	$38,068	$50,575	$(12,507)	(25)%

Total net revenue for the three months ended September 30, 2010 decreased $12.5 million from the three months ended September 30, 2009.  Excluding revenue recognized for systems sold under our Platinum plan, we recognized $18.1 million and $24.9 million of product revenue for the three months ended September 30, 2010 and 2009, respectively.  Excluding revenue previously deferred under Platinum service agreements, service revenue totaled $16.9 million for the three months ended September 30, 2010, up $0.2 million from the three months ended September 30, 2009.  Continued growth in our installed base covered by service plans resulted in a $1.0 million increase in revenue, which was partially offset by a decline of $0.8 million in revenue for training and other services. As of September 30, 2010 and 2009, 166 out of 172 and 127 out of 147 of our customers that had purchased service plans, respectively, had purchased non-Platinum service plans.

We recognized $2.7 million of revenue for the three months ended September 30, 2010 from systems sold under our Platinum plan, consisting of $1.2 million for product revenue and $1.5 million for service revenue. All Platinum revenue for this period, except $0.7 million of service revenue, was deferred from prior periods.  By comparison, we recognized $10.2 million of revenue for the three months ended September 30, 2009 from systems sold under our Platinum plan, including $5.4 million for product revenue and $4.8 million for service revenue.  All Platinum revenue for this period, except $1.8 million of service revenue, was deferred from prior periods. As of September 30, 2010, we had satisfied all upgrade delivery obligations on all units sold under our Platinum plan. Once all upgrade delivery obligations have been satisfied, revenue is recognized over the remaining term of the contract service term.

We anticipate our non-Platinum revenue to continue to grow in future periods, while we expect Platinum revenue to decrease in future periods. Additionally, we expect our service revenue to increase as our installed base continues to grow.

Gross Profit

	Three Months Ended September 30,
	2010		2009
	(Dollars in	(% of net	(Dollars in	(% of net
	thousands)	revenue)	thousands)	revenue)
Gross profit	$18,237	47.9%	$21,619	42.7%
Products	$11,950	62.0%	$15,695	51.7%
Shared ownership program	$469	73.2%	$160	33.3%
Services	$5,934	33.5%	$5,734	29.2%
Other	$(116)	-27.8%	$30	31.9%

The increase in gross margin as a percentage of net revenue was primarily due to the improved gross margin of product revenue in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, as a result of an increase in average selling price and decreases in manufacturing costs.  Additionally, service gross margins have increased due to the increase in service revenue, especially in our international regions, and a reduction in service parts costs, which were unusually high in the quarter ended September 30, 2009.

Selling and Marketing

	Three Months Ended
	September 30,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent
Sales and marketing	$7,760	$8,649	$(889)	(10)%
Percentage of net revenue	20.4%	17.1%

Selling and marketing expenses for the three months ended September 30, 2010 decreased $0.9 million compared to the three months ended September 30, 2009. The decrease was primarily attributable to reduced stock-based compensation expense of $0.6 million and a $0.2 million decrease in compensation and benefits related expenses as we reduced headcount in fiscal 2010.

Research and Development

	Three Months Ended
	September 30,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent
Research and development	$8,047	$7,662	$385	5%
Percentage of net revenue	21.1%	15.1%

Research and development expenses for the three months ended September 30, 2010 increased $0.4 million compared to the three months ended September 30, 2009 primarily due to increased consulting fees of $0.4 million and higher spending of $0.1 million for supplies and materials related to various research and development projects, partially offset by lower compensation and benefits related expenses of $0.1 million.  We expect research and development discretionary spending to increase in the future as we begin new development projects.

General and Administrative

	Three Months Ended
	September 30,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent
General and administrative	$8,559	$8,930	$(371)	(4)%
Percentage of net revenue	22.5%	17.7%

General and administrative expenses for the three months ended September 30, 2010 decreased $0.4 million compared to the three months ended September 30, 2009.  The decrease was primarily attributable to reduced audit and legal fees of $1.0 million, partially offset by an increase in bad debt expense of $0.6 million.

Other Income, Net

	Three Months Ended
	September 30,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent
Other income, net	$1,616	$485	$1,131	233%
Percentage of net revenue	4.3%	1.0%

Other income, net, increased $1.1 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The increase was primarily attributable to an increase of $1.6 million related to foreign currency transaction gains as a result of the appreciation of the Euro-U.S. dollar foreign exchange rate and its effects on the remeasurement of balances and translation of transactions denominated in Euros, partially offset by a decrease in interest income of $0.3 million due to lower average interest rates earned on amounts kept in interest bearing accounts during the three months ended September 30, 2010, compared to the three months ended September 30, 2009 and a decrease of $0.1 million related to the gain on sale of investments.

Provision for Incomes Taxes

	Three Months Ended
	September 30,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent
Provision for income taxes	$127	$139	$(12)	(9)%
Percentage of net revenue	0.3%	0.3%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

For the three months ended September 30, 2010 and 2009, the Company recorded income tax expense of $0.1 million and $0.1 million, respectively, primarily related to corporate earnings of our foreign subsidiaries.

Stock-Based Compensation Expense

Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended September 30, 2010 and 2009 such that expense was recorded only for those stock-based awards that are expected to vest. For the three months ended September 30, 2010 and 2009, we recorded $2.5 million and $3.1 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan, or ESPP, shares issued and RSUs granted to employees.

Liquidity and Capital Resources

At September 30, 2010, we had $140.9 million in cash, cash equivalents and marketable securities.  We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next twelve months.

Cash Flows From Operating Activities

Net cash used in operating activities was $10.2 million for the three months ended September 30, 2010. Our net loss of $4.6 million contributed to the use of cash. Negative cash flow from working capital changes includes primarily a decrease in accrued liabilities of $3.6 million, a decrease in deferred revenue, net of deferred cost of revenue of $4.9 million, an increase in inventories of $3.0 million and a decrease in accounts payable of $1.4 million. This was partially offset primarily by an increase in customer advances of $2.5 million and a $1.6 million decrease in accounts receivable. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan, offset partially by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. Non-cash charges included $2.5 million of stock-based compensation and $1.4 million of depreciation and amortization expense.

Cash Flows From Investing Activities

Net cash provided by investing activities was $6.1 million for the three months ended September 30, 2010, which was primarily attributable to net marketable security activities of $7.4 million, which consisted of $54.3 million of sale and maturity of marketable securities, offset by $46.9 million in purchases, and $1.3 million of cash used for purchases of property and equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities of $0.8 million for the three months ended September 30, 2010 was attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

• Revenue generated by sales of the CyberKnife system, our shared ownership program and service plans;

• Costs associated with our sales and marketing initiatives and manufacturing activities;

• Facilities, equipment and IT systems required to support current and future operations:

• Rate of progress and cost of our research and development activities;

• Costs of obtaining and maintaining FDA and other regulatory clearances of the CyberKnife system;

• Effect of competing technological and market developments; and

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2010. There have been no material changes in those obligations during the current quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the SEC. In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

For revenue arrangements that were entered into or materially modified after July 1, 2010, implementation of new revenue accounting guidance had an insignificant impact on the Company’s reported net revenue in the first quarter of fiscal 2011 as compared to net revenue that would have been reported if the related arrangements were subject to the accounting requirements in effect in the prior year.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2010, we had $42.5 million of cash and cash equivalents and $98.3 million invested in other financial instruments. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and investment balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, and except as described below, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before their scheduled maturity. If overall interest rates had risen by 100 basis points, the fair value of our net investment position at September 30, 2010 would have decreased by approximately $0.5 million, assuming consistent levels.

Foreign Currency Exchange Rate Risk

For the three months ended September 30, 2010, a number of our sales contracts were denominated in a foreign currency. Based on our exposure as of September 30, 2010, a 10% movement in currency rates would result in a gain or loss of $4.3 million. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, it is likely we will sell in the local currency, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these or contracts we enter into that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010 our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.                       Legal Proceedings.

Please refer to Note 7 to the condensed consolidated financial statements above for a description of certain legal proceedings currently pending against the Company.   From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 1A.              Risk Factors.

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.  The descriptions below include any material changes to and supersede the descriptions of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Risks Related to Our Business

If the CyberKnife system does not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Achieving physician, patient, hospital administrator and third-party payor acceptance of the CyberKnife system as a preferred method of tumor treatment will be crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife system unless they determine, based on experience, clinical data and other factors, that the CyberKnife system is a safe and effective alternative to current treatment methods. We often need to educate physicians about the use of stereotactic radiosurgery, convince healthcare payors that the benefits of the CyberKnife system and its related treatment process outweigh its costs and help train qualified physicians in the skilled use of the CyberKnife system. For example, the complexity and dynamic nature of stereotactic radiosurgery and Robotic IMRT requires significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and Robotic IMRT and require departures from their customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT generally and to encourage the acceptance and adoption of our products for these technologies.

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

•                  Our ability to develop new products and enhancements and receive regulatory clearances and approval, if required, to existing products in a timely manner;

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

•                  Perceived liability risks arising from the use of new products; and

•                  Unfavorable publicity concerning the CyberKnife system or radiation- based treatment alternatives.

If the CyberKnife system is unable to achieve or maintain market acceptance, our revenue levels would decrease and our business would be harmed.

If we are unable to develop new products or enhance existing products, we may be unable to attract or retain customers.

Our success depends on the successful development, regulatory clearance or approval, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products. The CyberKnife system is technologically complex and must keep pace with, among other things, the products of our competitors. We are making significant investments in long-term growth initiatives. For example, in November of 2009 we announced the introduction of the CyberKnife VSI system, which allows physicians to perform conventionally fractioned robotic intensity modulated radiation therapy, or Robotic IMRT, in addition to stereotactic radiosurgery. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements.

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

•                  Limit the timing and cost of obtaining regulatory approvals;

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

We cannot be sure that we will be able to successfully develop, obtain regulatory approval or clearance, manufacture or introduce new products, treatment systems or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the quality system regulation, or QSR, enforced by the FDA. Failure to complete these processes timely and efficiently could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our backlog, revenues and operating results to suffer.

We may face numerous risks in connection with our strategic alliance with Siemens AG, any of which could cause our expected revenues to be harmed if they were to be realized.

In June of 2010, we entered into a Strategic Alliance Agreement with Siemens AG, or the Alliance Agreement, pursuant to which (1) we granted Siemens certain distribution rights to our CyerKnife systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linear accelerator products, the combined products being known as the Cayman Products, and (3) we created a research and development relationship between Accuray and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future. There can be no assurance that the strategic alliance with Siemens AG will be successful or that the economic terms of the Alliance Agreement will ultimately prove to be favorable to us. We are not able to control the amount and timing of resources that Siemens will devote to the development, sales or marketing of the Cayman Products, the distribution of CyberKnife systems, or to future collaboration opportunities. Our own business may be disrupted, and we may have to divert attention from our other research and development activities, in order to satisfy our obligations under the Alliance Agreement. We may incur costs in excess of the consideration to be paid to us by Siemens. Even if Siemens successfully completes the development of the Cayman Products, the Cayman Products may not receive the regulatory approvals necessary to be marketed and sold. Failure to successfully develop, market and sell the Cayman Products, failure of Siemens to distribute the CyberKnife system, and the failure of Accuray and Siemens to successfully collaborate on future opportunities could negatively impact our stock price and our future business and financial results.

If we are unable to provide the significant education and training required for the healthcare market to accept our products, our business will suffer.

In order to achieve market acceptance of the CyberKnife system, we often need to educate physicians about the use of stereotactic radiosurgery, convince healthcare payors that the benefits of the CyberKnife system and its related treatment process outweigh its costs and help train qualified physicians in the skilled use of the CyberKnife system. For example, the complexity and dynamic nature of stereotactic radiosurgery and Robotic IMRT requires significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and Robotic IMRT and require departures from their customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that any products we develop will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education. Failure to gain significant market acceptance would adversely affect our product sales and revenues, harming our business, financial condition and results of operations.

We have a large accumulated deficit, may incur future losses and may be unable to maintain profitability.

As of September 30, 2010, we had an accumulated deficit of $122.3 million. We may incur net losses in the future, particularly as we increase our manufacturing, research and development, and marketing activities in connection with, among other things, the Strategic Alliance Agreement we entered into with Siemens AG on June 8, 2010. Our ability to maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

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

Our customers rely significantly on reimbursement for CyberKnife procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for procedures that are performed with our products. Third party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage for or payment for our procedures that are performed with our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results. In October 2009, the centers for Medicare and Medicaid Services, or CMS, issued the 2010 Medicare payment rates. The reimbursement rates are modestly lower than in the prior year, which could have a negative impact on the continued use of our products by existing customers and our ability to obtain new customers. CMS reviews such rates annually, and could implement more significant changes in future years. If in the future CMS significantly decreases reimbursement rates for stereotactic radiosurgery and Robotic IMRT services, or if other cost containment measures are implemented in the United States or elsewhere, such changes could discourage cancer treatment centers and hospitals from purchasing our products. We have seen our customers’ decision making process complicated by the uncertainty surrounding the proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at freestanding clinics in the United States and for physician reimbursement for radiation oncology, which has resulted in delay and sometimes even failure to purchase our products.

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

•                  Product and procedure coverage and reimbursement from third-party payors, insurance companies and others;

•                  Properly identifying customer needs and delivering new products or product enhancements to address those needs;

•                  Published studies supporting the efficacy and safety and long-term clinical benefit of the CyberKnife system;

•                  Limiting the time required from proof of feasibility to routine production;

•                  Limiting the timing and cost of obtaining regulatory approvals;

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

If customers choose not to purchase a CyberKnife system or choose to purchase our competitors’ products, our revenue and market share would be adversely impacted. In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy and radiosurgery, resulting in decreased demand for the CyberKnife system. Because the CyberKnife system has a long development cycle and because it can take significant time to receive government approvals for changes to the CyberKnife system, we must anticipate changes in the marketplace and the direction of technological innovation. Accordingly, if we are unable to anticipate and keep pace with new innovations in the cancer treatment market, the CyberKnife system or an aspect of its functionality may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations.

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

We currently depend on single source suppliers for some of the critical components necessary for the assembly of the CyberKnife system, including the robotic manipulator, imaging plates, treatment table, robotic couch and magnetron, which creates the microwaves for use in the linear accelerator. If any single source suppliers were to cease delivering components to us or fail to provide the components on a timely basis, we might be required to find alternative sources for these components. We may have difficulty or be unable to find alternative sources for these components. As a result, we may be unable to meet the demand for the CyberKnife system, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single source suppliers will be able or willing to meet our future demands.

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

In October 2006, January 2007 and February 2007, we received correspondence from American Science and Engineering, Inc., or AS&E, expressing concerns that we may be using certain intellectual property we acquired from AS&E through the HES acquisition in a manner that breaches, or may breach, our contractual obligations under a license agreement with them in certain non-medical fields. The intellectual property at issue relates to the development of a next-generation linac that could be used for medical as well as non-medical purposes. We are developing the technology used in the next-generation linac independently from the intellectual property we obtained from the HES acquisition. In January of 2010, we entered into a Supply Agreement with AS&E, pursuant to which AS&E has acknowledged and agreed that our use of the intellectual property at issue did not breach or contravene the license agreement.

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

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. For example, on August 6, 2010, Best Medical International, Inc., or Best Medical, filed a lawsuit against the Company in the U.S. District court for the Western District of Pennsylvania, claiming the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. They are seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief.

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

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of medical device products. We may be held liable if the CyberKnife system causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical procedures, defects could result in a number of complications, some of which could be serious and could harm or kill patients. Any weaknesses in training and services associated with our products may also be subject to product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create bad publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which the CyberKnife system may be used, any of which could harm our reputation and business and result in a decline in revenue.

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past. There were no recalls during the quarter ended September 30, 2010. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

Our international sales have increased over the last four fiscal years. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of the CyberKnife system in foreign markets and that the percentage of our overall revenue that is derived from these markets will continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

•                  Economic or political instability;

•                  Shipping delays;

•                  Changes in foreign regulatory laws governing the clearance, approval and sales of medical devices;

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

The CyberKnife system is complex, and requires the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with strictly enforced regulatory requirements and at an acceptable cost. We have a limited history of manufacturing commercial quantities of the CyberKnife system. In particular, we manufacture compact linacs as a component of the CyberKnife system. Our linac components are extremely complex devices and require significant expertise to manufacture, and as a result of our limited manufacturing experience we may have difficulty producing needed materials in a commercially viable manner. We may encounter difficulties in scaling up production of the CyberKnife system, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production processes, controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. We are also subject to state requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe. Because our manufacturing processes include diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future to be, subject to such inspections. Our failure or the failure of a third-party supplier to pass a QSR inspection or to comply with these, ISO and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we or our third-party suppliers have in all instances fully complied with all applicable requirements.

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

The number of our employees increased from 194 as of June 30, 2005 to 450 as of September 30, 2010. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and research and development capacities in connection with, among other things, our Strategic Alliance Agreement with Siemens AG. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period. For example, due to the significance of the software component of the CyberKnife system, we are currently bound by the software revenue recognition rules for our business. The Company has adopted ASU 2009-13 and ASU 2009-14 in the current quarter and the impact of the adoption of ASU 2009-13 and ASU 2009-14 on the Company’s consolidated financial statements has been assessed at “Note 2, Summary of Significant Accounting Policies.” The application of different types of accounting principles and related potential changes may make it more difficult to compare our financial results from quarter to quarter, and the trading price of our common stock could suffer or become more volatile as a result.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher DSO and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2010, customer contracts with extended payment terms of more than one year amounted to less than 5% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding, or DSO.

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

At September 30, 2010, we had $140.9 million in cash, cash equivalents and marketable securities. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we also have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators, and third-party payors to keep these costs down. Certain proposals, if passed, may impose limitations on the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations and a material adverse effect on our financial position and results of operations.

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

The CyberKnife system is a medical device that is subject to extensive regulation in the United States by local, state and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device’s design, development, testing manufacturing, labeling, storage, record keeping, adverse event, reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that a particular device will be approved or cleared by the FDA through either the premarket approval process or 510(k) clearance process. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products.

Medical devices may be marketed only for the indications for which they are approved or cleared. The FDA also may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of our device, or could impact our ability to market our currently cleared device. We are also subject to medical device reporting regulations which require us to report to the FDA if our products cause or contribute to a death or a serious injury, or malfunction in a way that would likely cause or contribute to a death or a serious injury. We also are subject to Quality System regulations. Our products are also subject to state regulations and various worldwide laws and regulations.

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

In addition, even if the CyberKnife system is not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. There were no recalls during the fiscal quarter ended September 30, 2010. We cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. Any recall could divert management’s attention, cause us to incur significant expenses, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife system, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

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

On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations (1) to improve the 510(k) process and (2) to utilize science in regulatory decision making in ways that encourage innovation yet maintain predictability. The public comment period closed in early October 2010 and the FDA is targeting the implementation of or setting timelines for the implementation of “non-controversial” recommendations by the end of the year. At the same time, the FDA acknowledges that the recommendations are preliminary and no decisions have been made on specific changes to pursue. Nevertheless, we anticipate significant changes will result in the way 510(k) programs will operate and the increased data requirements, including clinical data, to obtain 510(k) clearance or PMA approval. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances or PMA approvals in a timely manner or the effect on our business.

On June 9 and 10, 2010, the FDA held a public meeting entitled “Device Improvements to Reduce the Number of Under-doses, Over-doses, and Misaligned Exposures from Therapeutic Radiation.” The expressed purpose of the meeting was to discuss steps that could be taken by manufacturers of radiation therapy devices to help reduce misadministration and misaligned exposures that have been recently reported in the press. In advance of and at the meeting, the FDA requested comments in the following areas: features that should be incorporated into radiation therapy devices and their related software, user training, and quality assurance measures. It is likely that the FDA will use the information gleaned at this meeting to significantly revise the standards and requirements for designing, manufacturing and marketing devices such as ours, creating uncertainty in the current regulatory environment around our current products and development of future products. Future legislative or policy initiatives directed at reducing costs could be introduced at either the federal or state level. We cannot predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere, what impact any legislation or regulations related to the healthcare system that may be enacted or adopted in the future might have on our business, or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

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

We are directly or indirectly through our customers, subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse. These laws which directly or indirectly affect our ability to operate our business primarily include, but are not limited to, the following:

•                  The federal Anti-Kickback Statute, which prohibits persons from soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

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

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services has promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities under which we are considered to be a “business associate” under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers could subject us to liability to both the government and the covered entity, adverse publicity, and could harm our business and impair our ability to attract new customers.

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

Our directors, executive officers and major stockholders own approximately 36.1% of our outstanding common stock as of October 15, 2010, which could limit our ability to influence the outcome of key transactions, including changes of control.

As of October 15, 2010, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 36.1% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

None.

(b)	Use of Proceeds from Public Offering of Common Stock

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       (Removed and Reserved)

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant.
3.2	Amended and Restated Bylaws of Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCURAY INCORPORATED

By:	/s/ Euan S. Thomson
Euan S. Thomson, Ph.D.
President and Chief Executive Officer

By:	/s/ Derek Bertocci
Derek Bertocci
Senior Vice President and Chief Financial Officer

Date:   November 8, 2010