Form 10-Q
period 2010-12-31
ACCURAY INC
filed 2011-01-27
CIK 1138723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of January 12, 2011, there were 61,912,268 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended December 31, 2010

PART I.                 FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	December 31,	June 30,
	2010	2010

Assets
Current assets:
Cash and cash equivalents	$49,513	$45,434
Restricted cash	22	22
Short-term available-for-sale securities	102,427	99,881
Accounts receivable, net of allowance for doubtful accounts of $251 and $115 at December 31, 2010 and June 30, 2010, respectively	29,856	37,955
Inventories	35,646	28,186
Prepaid expenses and other current assets	8,608	19,356
Deferred cost of revenue—current	4,892	7,889
Total current assets	230,964	238,723
Deferred cost of revenue—noncurrent	2,385	3,213
Property and equipment, net	16,590	14,684
Goodwill	4,495	4,495
Intangible assets, net	259	388
Other assets	1,727	1,681
Total assets	$256,420	$263,184
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,447	$10,317
Accrued compensation	9,540	10,786
Other accrued liabilities	7,285	10,669
Customer advances	13,784	12,884
Deferred revenue—current	34,838	42,019
Total current liabilities	73,894	86,675
Long-term liabilities:
Long-term other liabilities	1,030	1,059
Deferred revenue—noncurrent	3,905	5,374
Total liabilities	78,829	93,108
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 61,865,443 and 60,666,974 shares at December 31, 2010 and June 30, 2010, respectively; outstanding: 59,725,425 and 58,526,956 shares at December 31, 2010 and June 30, 2010, respectively	60	59
Additional paid-in capital	295,801	287,764
Accumulated other comprehensive loss	(25)	(71)
Accumulated deficit	(118,245)	(117,676)
Total stockholders’ equity	177,591	170,076
Total liabilities and stockholders’ equity	$256,420	$263,184

Condensed consolidated balance sheet at June 30, 2010 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net revenue:
Products	$34,391	$35,686	$53,666	$66,032
Shared ownership programs	880	456	1,521	937
Services	18,846	20,688	36,580	40,342
Other	129	491	547	585
Total net revenue	54,246	57,321	92,314	107,896
Cost of revenue:
Cost of products	13,134	17,556	20,459	32,207
Cost of shared ownership programs	122	329	294	650
Cost of services	11,380	13,133	23,180	27,053
Cost of other	144	339	678	403
Total cost of revenue	24,780	31,357	44,611	60,313
Gross profit	29,466	25,964	47,703	47,583
Operating expenses:
Selling and marketing	7,987	10,063	15,747	18,712
Research and development	9,313	7,769	17,360	15,431
General and administrative	8,481	10,430	17,040	19,360
Total operating expenses	25,781	28,262	50,147	53,503
Income (loss) from operations	3,685	(2,298)	(2,444)	(5,920)
Other income, net	676	426	2,292	911
Income (loss) before provision for (benefit from) income taxes	4,361	(1,872)	(152)	(5,009)
Provision for (benefit from) income taxes	263	(696)	390	(557)
Net income (loss)	$4,098	$(1,176)	$(542)	$(4,452)
Net income (loss) per share:
Basic net income (loss) per share	$0.07	$(0.02)	$(0.01)	$(0.08)
Weighted average common shares used in computing basic net income (loss) per share	59,282	57,405	58,975	57,112
Diluted net income (loss) per share	$0.07	$(0.02)	$(0.01)	$(0.08)
Weighted average common shares used in computing diluted net income (loss) per share	61,376	57,405	58,975	57,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2010	2009

Cash Flows From Operating Activities
Net loss	(542)	$(4,452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,890	3,892
Stock-based compensation	4,451	6,354
Realized gain on investments	(3)	(2)
Unrealized loss on long-term trading securities, net of gain on put option	—	(227)
Provision for bad debts	136	(460)
Loss on write-down of inventories	675	2,162
Loss (gain) on disposal of property and equipment	(117)	18
Restricted cash	—	(394)
Changes in assets and liabilities:
Accounts receivable	8,480	(990)
Inventories	(8,783)	1,934
Prepaid expenses and other current assets	796	(3,119)
Deferred cost of revenue	5,315	2,804
Other assets	(15)	(161)
Accounts payable	(4,009)	(3,731)
Accrued liabilities	(802)	3,400
Customer advances	631	525
Deferred revenue	(8,888)	(16,416)
Net cash provided by (used in) operating activities	215	(8,863)
Cash Flows From Investing Activities
Purchases of property and equipment	(3,250)	(950)
Purchase of investments	(71,619)	(36,651)
Sale and maturity of investments	74,929	47,850
Net cash provided by investing activities	60	10,249
Cash Flows From Financing Activities
Proceeds from issuance of common stock	2,543	1,066
Proceeds from employee stock purchase plan	973	872
Excess tax benefit from stock-based compensation	—	(498)
Net cash provided by financing activities	3,516	1,440
Effect of exchange rate changes on cash	288	(198)
Net increase in cash and cash equivalents	4,079	2,628
Cash and cash equivalents at beginning of period	45,434	36,835
Cash and cash equivalents at end of period	$49,513	$39,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business

Organization

Accuray Incorporated (the “Company”) designs, develops and sells the CyberKnife system (“CyberKnife”), which is an image-guided robotic radiosurgery system used for the treatment of solid tumors anywhere in the body.  Physicians determine when and how the CyberKnife system should be used in the treatment of patients. The CyberKnife system is designed to treat small to medium sized, discrete tumors, and is generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by the CyberKnife system, (2) diffuse, wide-spread disease, as is often the case for late stage cancers, because they are not localized (though the CyberKnife system might be used to treat a focal area of the disease) and (3) systemic disease, like leukemias and lymphomas, which are not localized to an organ, but rather involve cells throughout the body.

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

The accompanying condensed consolidated balance sheet as of December 31, 2010 and the condensed consolidated statements of operations for the three and six-month periods ended December 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2010 and 2009 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2010 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the SEC.  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2011 or for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Net foreign currency exchange transaction gains or losses are included as a component of other income, net, in the Company’s condensed consolidated statements of operations for the three and six months ended December 31, 2010.

The majority of the Company’s executed sales contracts are denominated in U.S. dollars.  The CyberKnife system sales contracts denominated in foreign currency are direct end customer transactions for international customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in highly liquid investment accounts and money market accounts.

Restricted Cash

Restricted cash has historically included amounts deposited as collateral per the terms of contracts with customers requiring that deposited cash amounts be secured via letters of credit until delivery of the CyberKnife unit occurs. At December 31, 2010 and 2009, restricted cash balance represents funds held to guarantee funding of certain foreign taxes.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments including cash and cash equivalents, marketable securities, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments.

Marketable Securities

The Company’s available-for-sale securities on the condensed consolidated balance sheets include commercial paper, corporate debt and debt issued by U.S. government sponsored enterprises. All marketable securities designated as available-for-sale are reported at estimated fair value, with unrealized gains and losses recorded in stockholders’ equity and included in accumulated other comprehensive income (loss). Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income, net. The cost of available-for-sale marketable securities sold is based on the specific identification method. Available-for-sale marketable securities with maturities greater than approximately three months on the date of purchase and remaining maturities of one year or less are classified as short-term available-for-sale marketable securities. The Company has the ability and the intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Concentration of Credit Risk

The Company’s cash and cash equivalents are mainly deposited with two major financial institutions and generally exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

For the three and six months ended December 31, 2010 and 2009, there were no customers that represented 10% or more of total net revenue. The following summarizes the accounts receivable from customers in excess of 10% of total accounts receivable:

	December 31,	June 30,
	2010	2010
Customer A	10%	—
Customer B	14%	—
Customer C	10%	—

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

For revenue arrangements with multiple elements which were entered into by June 30, 2010 and which have not subsequently been materially modified, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for each element is based upon the Company’s standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company’s pricing committee when that product or service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the CyberKnife system and optional product upgrades, based upon the residual method. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, and (2) establishment of VSOE of fair value for all remaining undelivered elements.

In the first quarter of fiscal 2011, the Company adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2009-13”) (formerly Emerging Issues Task Force (“EITF”) Issue 08-1) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to Financial Accounting Standards Board (“FASB”) ASC Topic 985, Software) (“ASU 2009-14”) (formerly EITF 09-3).  The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company adopted these new standards on a prospective basis; therefore, they apply only to revenue arrangements entered into or materially modified beginning July 1, 2010. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had an insignificant impact on the Company’s reported net revenue in the first quarter of fiscal 2011 as compared to net revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect in the prior year.

Under the new accounting guidance, in evaluating the revenue recognition for agreements which contain multiple deliverables, the Company determined that in certain instances it was not able to establish VSOE for all deliverables in an arrangement as the Company infrequently sells each element on a stand-alone basis, does not price products within a narrow range, or has a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence (“TPE”). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s offerings contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company typically is not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price (“BESP”) in the Company’s allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by the Company’s pricing committee, taking into consideration the overall go-to-market pricing strategy.

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

CyberKnife sales with nonlegacy service plans

Currently, the Company sells CyberKnife systems with PCS contracts that provide for upgrades when and if they become available. The Company has established VSOE of the fair value of PCS in these circumstances. For arrangements entered into after June 30, 2010, with multiple elements that include the CyberKnife system, installation services, training services and a PCS service agreement, the Company recognizes revenue for the CyberKnife system and installation services, if applicable, by application of the relative selling price method for all elements in the arrangement, including PCS. If the Company is responsible for installation, the Company recognizes revenue only after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery.

Other revenue

Other revenue primarily consists of research and development contract revenues.

PCS and maintenance services

Service revenue for providing PCS, which includes warranty services, extended warranty services, unspecified when and if available product upgrades and technical support is deferred and recognized ratably over the service period, generally one year, until no further obligation exists. At the time of sale, the Company provides for the estimated incremental costs of meeting product warranty obligations if the incremental warranty costs are expected to exceed the related service revenues. Training and consulting service revenues that are not deemed essential to the functionality of the CyberKnife system are recognized as such services are performed.

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

Shared ownership program

The Company also enters into arrangements under its shared ownership program with certain customers. Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the CyberKnife system, either at the end of the contractual period or in advance, at the customer’s request, at pre-determined prices. Under the terms of such program, the Company retains title to its CyberKnife system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront non-refundable payments and minimum monthly payments from the customer are recognized as revenue over the contractual period. Additional revenues beyond the minimum payments from the shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues in the condensed consolidated statements of operations.  The Company recognized $0.88 million and $1.52 million for the three and six months ended December 31, 2010, respectively, of revenue from the shared ownership program.  The Company recognized $0.46 million and $0.94 million for the three and six months ended December 31, 2009, respectively, of revenue from the shared ownership program.

Future minimum revenues under shared ownership arrangements as of December 31, 2010 are as follows (in thousands):

2011 (remaining six months)	$259
2012	794
2013	734
2014	554
2015	693
Total	$3,034

Total usage-based fee revenues, which are included in shared ownership program revenue, earned from the CyberKnife systems under the shared ownership program amounted to $0.06 million and $0.12 million for the three and six months ended December 31, 2010, respectively.

Under the terms of the shared ownership program, the customer has the option to purchase the CyberKnife system at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement.  Product revenue of $3.6 million was recognized during the three and six months ended December 31, 2010 from the sale of one CyberKnife system that was formerly a part of the Company’s shared ownership program.

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

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance payments that will be recognized ratably over the term of the shared ownership program. Deferred service revenue typically results from the payment for services to be delivered over a contractual service period, usually one year. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units or upgrade products, service upgrade costs for which the revenue has been deferred in accordance with the Company’s revenue recognition policy, and deferred costs associated with research and development contract costs. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets with indefinite lives are not amortized. Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. Goodwill and purchased intangible assets resulted from the Company’s January 2005 acquisition of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”). The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. The Company performs an annual test for impairment of goodwill and intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. As of December 31, 2010, there were no indicators of impairment.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing the fair value of all stock-based payment awards made to employees based on the estimated grant date fair values, including employee stock options, restricted stock awards and the employee stock based purchase plan. The determination of fair value involves a number of significant estimates. The Company uses the Black-Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of the stock’s market price, the expected term of the stock-based awards, the expected risk free rate of interest and any dividend yields. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates and adjusts forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option life, the Company concluded that its historical price volatility does not provide a reasonable basis for input assumptions within its Black-Scholes valuation model when determining the fair value of its stock options. As a result, expected volatility is based on the historical volatility of a peer group of publicly traded companies.  The Company continues to use the “simplified” method for the estimated term of the awards.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. Common stock equivalent shares, which are based on the number of shares underlying outstanding stock options and RSUs, are included in the calculation of diluted net income per share unless the effect of their inclusion would be anti-dilutive. For the three months ended December 31, 2010 and 2009, 4,147,790 and 6,642,583 of anti-dilutive weighted shares, respectively, were excluded from the calculation of common stock equivalent shares.  For the six months ended December 31, 2010 and 2009, 6,135,039 and 6,743,898 of anti-dilutive weighted shares, respectively, were excluded from the calculation of common stock equivalent shares.

The following table sets forth the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net income (loss)	$4,098	$(1,176)	$(542)	$(4,452)
Denominator:
Basic weighted-average shares outstanding	59,282	57,405	58,975	57,112
Stock options and restricted stock units	2,094	—	—	—
Diluted weighted-average shares of common stock and equivalent outstanding	61,376	57,405	58,975	57,112
Basic net income (loss) per share:	$0.07	$(0.02)	$(0.01)	$(0.08)
Diluted net income (loss) per share:	$0.07	$(0.02)	$(0.01)	$(0.08)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss consists of foreign currency translation adjustments and unrealized gains and losses on investments that have been excluded from the determination of net income (loss). Comprehensive income (loss) for the three and six months ended December 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income (loss)	$4,098	$(1,176)	$(542)	$(4,452)
Unrealized gain (loss) on investments	(25)	(124)	2	(147)
Foreign currency translation	(46)	(13)	44	1
Comprehensive income (loss)	$4,027	$(1,313)	$(496)	$(4,598)

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

The Company markets its products in the United States and internationally through its direct sales force and indirect distribution channels. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Americas (including Puerto Rico)	$38,890	$45,256	$61,961	$75,882
Europe	10,575	8,460	20,525	25,089
Asia (excluding Japan)	3,689	868	7,021	1,593
Japan	1,092	2,737	2,807	5,332
Total	$54,246	$57,321	$92,314	$107,896

Recent Accounting Pronouncement

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

The Alliance Agreement also provides that Siemens will pay the Company a fee to develop certain technology. Siemens will have the exclusive right to purchase from the Company products incorporating this technology solely for use in Cayman Products, but the Company may terminate Siemens’ exclusivity if Siemens fails to meet certain specified sales targets, or if the initial shipment of a Cayman Product does not occur within a specified period of time. The Alliance Agreement further provides that Siemens and the Company plan to develop a product concept for future joint technology development and cooperate in good faith to explore additional opportunities for ongoing collaboration on complementary technology developments.

The Alliance Agreement has a five year initial term, which will automatically renew for successive one year terms unless a party gives notice of termination to the other party at least six months before the end of a term.

As of December 31, 2010 Siemens and the Company had not yet agreed on the definition of a specification for the first Cayman Product as originally anticipated, therefore little development work and no milestone payments have occurred. Recently Siemens has reorganized its Healthcare division and the Company is in discussion with the new management within Siemens Healthcare regarding this project.

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

The Company elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value resulted in a gain included in other income, net for the put option.

Additionally, the Company recorded unrealized gains of $3.3 million related to the fair value of the put option at the time it entered into the Rights Agreement and recorded unrealized losses relating to the change in fair value of the put option beginning in November 2008. During the three and six months ended December 31, 2009, the Company recorded a total unrealized loss of $0.3 million and $0.8 million, respectively, for a total fair value of the put option of $0.6 million as of December 31, 2009. During the three and six months ended December 31, 2009, $0.4 million and $1.0 million, respectively, of unrealized gain in fair value of the ARS resulted in a net unrealized gain of $0.1 million and $0.2 million, respectively, to other income, net.   During the three and six months ended December 31, 2009, UBS redeemed $0.1 million and $0.2 million, respectively, of the ARS, which generated realized gains that were not material. No activity related to the fair value of the put option is included in the Company’s condensed consolidated statement of operations for the three and six months ended December 31, 2010 due to the liquidation of the underlying ARS securities as of June 30, 2010.

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

The following tables sets forth by level within the fair value hierarchy the Company’s financial instruments that were accounted for at fair value on a recurring basis at December 31, 2010 and June 30, 2010, according to the valuation techniques the Company used to determine their fair values (in thousands):

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2010	Level 1	Level 2
Money market funds	$3,805	$3,805	$—
Corporate notes	30,426	—	30,426
Commercial paper	48,163	—	48,163
U.S. government agency securities	24,837	—	24,837
Total	$107,231	$3,805	$103,426

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2010	Level 1	Level 2
Money market funds	$1,104	$1,104	$—
Corporate notes	34,992	—	34,992
Commercial paper	22,513	—	22,513
U.S. government agency securities	43,774	—	43,774
Total	$102,383	$1,104	$101,279

As of December 31, 2010 and June 30, 2010, the Company had no assets or liabilities using Level 3 inputs.

Investments in marketable securities classified as available-for-sale by security type at December 31, 2010 and June 30, 2010, consisted of the following (in thousands):

	December 31, 2010
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$47,158	$11	$(5)	$47,164
Corporate notes	30,412	18	(4)	30,426
U.S. government agency securities	24,816	21	—	24,837
Total short-term investments	$102,386	$50	$(9)	$102,427

	June 30, 2010
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$21,126	$—	$(11)	$21,115
Corporate notes	34,957	64	(29)	34,992
U.S. government agency securities	43,761	15	(2)	43,774
Total short-term investments	$99,844	$79	$(42)	$99,881

As of December 31, 2010 and June 30, 2010, the Company had no long-term investments in marketable securities classified as available-for-sale.

All of the Company’s investments with continuous unrealized losses have been in an unrealized loss position for less than twelve months at December 31, 2010. The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2010 were temporary in nature.

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

Commercial paper. Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 170 days. The total fair value of commercial paper held as of December 31, 2010 of $48.2 million includes $1.0 million of money market funds invested in commercial paper which is classified as cash equivalents. The total fair value of commercial paper held as of June 30, 2010 of $22.5 million includes $1.4 million of money market funds invested in commercial paper which is classified as cash equivalents.  The portion in cash and cash equivalents represents highly liquid debt instruments with insignificant interest rate risk and maturities of ninety days or less at the time of purchase. The market approach was used to value the Company’s commercial paper. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

U.S. government agency securities.  U.S. government agency securities are issued by U.S. Federal, state and local governments, government-sponsored enterprises, and governmental entities such as authorities or special districts that generally mature within two years. These are classified as short-term and long-term marketable securities on the Company’s condensed consolidated balance sheets. The market approach was used to value the Company’s U.S. government agency securities. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

5. Balance Sheet Components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,	June 30,
	2010	2010
Accounts receivable	$29,901	$37,861
Unbilled fees and services	206	209
	30,107	38,070
Less: Allowance for doubtful accounts	(251)	(115)
Accounts receivable, net	$29,856	$37,955

Inventories

Inventories consist of the following (in thousands):

	December 31,	June 30,
	2010	2010
Raw materials	$15,276	$13,683
Work-in-process	9,021	5,987
Finished goods	11,349	8,516
Total inventories	$35,646	$28,186

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,	June 30,
	2010	2010
Furniture and fixtures	$3,722	$3,628
Computer and office equipment	8,884	8,297
Leasehold improvements	8,010	7,771
Machinery and equipment	16,576	15,291
CyberKnife shared ownership systems	3,701	5,216
Construction In Progress	4,550	1,927
	45,443	42,130
Less: Accumulated depreciation and amortization	(28,853)	(27,446)
Property and equipment, net	$16,590	$14,684

Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2010 was $1.4 million and $2.7 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2009 was $2.0 million and $3.7 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program as of December 31, 2010 and June 30, 2010 was $1.9 million and $1.8 million, respectively.

Of the $4.6 million recorded in construction in process, $3.8 million relates to the Company’s implementation of a new enterprise resource planning information system, and includes capitalized costs relating to license and consulting fees.  The new enterprise resource planning information system commenced live operations in January 2011.

6. Investment

On July 29, 2008, the Company and Morphormics entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company’s treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company’s equity was considered to be at risk and was deemed not sufficient to finance Morphormics’ current product development activities without additional subordinated financial support. In addition, the Company was deemed to be Morphormics’ primary beneficiary, therefore, it would absorb a majority of expected losses. The Company consolidated Morphormics in its financial results. The consolidation of Morphormics’ assets and liabilities did not have a material effect on the Company’s consolidated balance sheet at June 30, 2010.  The Company recorded losses for the three and six months ended December 31, 2009 of $0.2 million and $0.4 million, respectively. As of June 30, 2010, the investment amount had been substantially utilized by Morphormics.

Effective July 1, 2010, the determination of primary beneficiary status has changed from a quantitative approach to a qualitative approach under which the Company is no longer considered the primary beneficiary of Morphormics.  The Company has deconsolidated Morphormics’ assets and liabilities from its consolidated balance sheet as of July 1, 2010.  The deconsolidation of the Company’s investment in Morphormics, resulting in a net cumulative-effect adjustment to accumulated deficit of $27,000 on the Company’s condensed consolidated balance sheet.

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

On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. On December 2, 2010, the Court granted the Company’s motion to dismiss, with leave to amend.  On December 16, 2010 Best Medical filed an amended complaint, claiming that the Company also infringes U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. Best Medical is seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

As of December 31, 2010, the Company has not recorded any liabilities for the above referenced lawsuits as we are unable to determine if a loss is probable or estimable.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that are probable losses as of December 31, 2010.

8. Stock-Based Compensation

The following table summarizes the stock-based compensation charges included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Cost of revenue	$181	$445	$644	$676
Selling and marketing	113	655	357	1,463
Research and development	620	653	1,294	1,301
General and administrative	1,041	1,496	2,156	2,914
	$1,955	$3,249	$4,451	$6,354

At December 31, 2010 and June 30, 2010, capitalized stock-based compensation costs of $0.3 million and $0.2 million, respectively, were included as components of inventories.

9. Goodwill and Other Purchased Intangibles

Goodwill and other intangible assets resulted from the Company’s January 2005 acquisition of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. The Company performed the annual test for impairment of goodwill in December 2010 concluding that there was no impairment of goodwill. The amortization expense related to intangible assets for the three months ended December 31, 2010 and 2009 was $0.1 million and $0.1 million, respectively. The following table represents the gross carrying amounts and accumulated amortization of amortized intangible assets at December 31, 2010 and June 30, 2010 (in thousands):

	December 31,	June 30,
	2010	2010
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(1,551)	(1,422)
Intangible assets, net	$259	$388

The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized Intangible Assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of December 31, 2010, is as follows (in thousands):

Year ending June 30,
2011 (remaining six months)	$130
2012	129
Total	$259

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2010 and results of operations for the three and six months ended December 31, 2010 and 2009 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including statements regarding the extent and timing of future revenues and expenses, statements regarding reimbursement rates, statements regarding regulatory requirements, statements regarding future orders, statements regarding our strategic alliance with Siemens AG, statements regarding the manufacture and deployment of our products, statements regarding market position, sales cycle, revenues, earnings or other financial results, and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof.  Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part II, Item 1A of this quarterly report on Form 10-Q. We encourage you to read that section carefully. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated.

Overview

We have developed what we believe to be the first and only commercially available intelligent robotic radiosurgery system, the CyberKnife system, designed to treat solid tumors anywhere in the body as an alternative to traditional surgery. Physicians determine when and how the CyberKnife system should be used in the treatment of patients. The CyberKnife system is designed to treat small to medium sized, discrete tumors, and is generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by the CyberKnife system, (2) diffuse, wide-spread disease, as is often the case for late stage cancers, because they are not localized (though the CyberKnife system might be used to treat a focal area of the disease) and (3) systemic disease, like leukemias and lymphomas, which are not localized to an organ, but rather involve cells throughout the body.

The CyberKnife system combines continuous image-guidance technology with a compact linear accelerator that has the ability to move in three dimensions according to the treatment plan. Our image-guidance technology enables the system to continuously acquire images to track a tumor’s location and transmit any position corrections to the robotic arm prior to delivery of each dose of radiation. Our compact linear accelerator, or linac is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy the tumor. This combination, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife system autonomously tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation typically with sub-millimeter accuracy. The CyberKnife procedure requires no anesthesia, can be performed on an outpatient basis and allows for the treatment of patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife procedure is designed to avoid many of the potential risks and complications that are associated with other treatment options and is more cost effective than traditional surgery.

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

In July 1999, we obtained 510(k) clearance from the United States Food and Drug Administration, or FDA, to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive.  We received approval for full-body treatment in Japan in June 2008; previously our CyberKnife regulatory approvals in Japan were limited to treatment for indications in the head and neck. The CyberKnife system has also been approved for various indications in Korea, Taiwan, China and other countries. To date, our CyberKnife system has been used to deliver more than 110,000 patient treatments.

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

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, Singapore, Moscow, Russia, Munich, Germany, Istanbul, Turkey and London, UK. As of December 31, 2010, we had 41 employees in our sales organization.

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

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of December 31, 2010, we had 222 CyberKnife systems installed at customer sites, including 219 sold and three pursuant to our shared ownership program. Of the 222 systems installed, 139 are in the Americas, 48 are in Asia and 35 are in Europe.

We generate revenue from sales of products and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current United States price for the CyberKnife system typically includes initial training, installation, and a warranty up to two years. We also offer optional hardware and software when and if available, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service program is our Diamond program, which consists of both our Diamond Elite multiyear service plan, or Original Diamond Plan, and our new Diamond Plus multiyear service plan, or Diamond Plus Plan.   We introduced our Diamond Plus Plan in the United States during the quarter ended September 30, 2010, and since its implementation, new U.S. customers may purchase the Diamond Plus Plan. Under our original Diamond Plan, customers are eligible to receive up to two upgrades (software or hardware only) per year, when and if available, and under our Diamond Plus Plan, customers are eligible to receive up to twenty upgrades (hardware or software) per year, when and if available, or support services, or a combination of upgrades and support services.  Each upgrade available under the Diamond Plus Plan has a value equal to one-tenth the value of the upgrades available under the Original Diamond Plan. Prior to introducing our original Diamond Plan, we offered our Platinum service plan which provided specified future upgrade obligations. For systems sold with a Platinum service plan, all revenue, including CyberKnife product and service revenue, is deferred until all upgrade obligations have been satisfied and then is recognized ratably over the remaining life of the Platinum service contract. As of December 31, 2010 and 2009, 175 out of 180 and 133 out of 148, respectively, of our customers with service plans had purchased non-Platinum service plans.

The CyberKnife procedure is currently covered and reimbursed by Medicare and other governmental and non-governmental third-party payors. Coverage and payment currently exist in the hospital outpatient setting and in the freestanding clinic setting. For calendar year 2011, the national unadjusted average Medicare payment rates under Healthcare Common Procedure Coding System, or HCPCS, are $3,409 under code G0339, the billing code for the first treatment, and $2,505 under code G0340, the billing code for each of the second through fifth treatments. The final rates in the hospital outpatient setting reflect a 4.6% decrease for G0339 ($3,409) and a 0.7% increase for G0340 ($2,505) compared to 2010. Payment for the freestanding clinic setting is governed by the final Medicare Physician Fee Schedule. For 2011, payment for CyberKnife procedures in the freestanding clinic settings for first and subsequent treatments is set by local Medicare carriers and rates may vary from low payment to a payment rate exceeding the hospital outpatient payment rates.

In addition to Medicare reimbursement to hospitals and clinics, physicians receive reimbursement for their professional services in the hospital outpatient setting and the freestanding clinic setting. Payment to physicians is based on the Medicare Physician Fee Schedule, and payment amounts are updated on an annual basis. For 2011, Medicare increased reimbursement rates for the Current Procedural Terminology, or CPT, code series describing the surgeon’s role in the delivery of CyberKnife cranial and spinal procedures beginning with 61796 and 63620 to varying degrees ranging from 17% to 23% compared to 2010. Radiosurgery procedures in other anatomies require other surgeons to bill unlisted CPT codes with no assigned payment rates. Payment rates for unlisted codes are set by the local Medicare carrier and rates may vary from no payment to rates equivalent to the comparable CPT rates for the series beginning with 61796 and 63620. Coding for other physicians (primarily radiation oncologists) involved in the delivery of CyberKnife strereotactic radiosurgery treatment decreased by two percent.

Our CyberKnife VSI system, introduced in November 2009, allows physicians to perform conventionally fractioned robotic image guided intensity-modulated radiation therapy, or Robotic IMRT, in addition to Robotic Stereotactic Radiosurgery procedures. Medicare 2011 final physician fee schedule rules reflect a two percent increase over 2010 for the treatment delivery code used to report IMRT services delivered by the CyberKnife VSI system.

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

The Platinum plan obligates us to deliver, when available, up to two upgrades per year during the term of the contract. We have not established fair value for those future obligations; hence, generally accepted accounting principles in the United States, or GAAP requires that we cannot begin to recognize any of the revenue or cost of sales derived from the sale of the CyberKnife system sold with our Platinum plan or the associated service plan until all upgrade obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we ratably recognize the revenue and related cost of sales from the sale of that specific CyberKnife system and the Platinum plan over the remaining life of the contract.  As of the end of June 2010, we had installed the final upgrades on all systems sold under Platinum agreements.  We anticipate that we will satisfy our final obligations under the remaining Platinum service plans mainly during fiscal 2011, with an immaterial amount to complete in fiscal 2012.

Warranty

All customers purchasing a CyberKnife system receive up to a two year warranty.  We recognize the CyberKnife system purchase price, minus the relative selling price of support services, upon installation if we are responsible for providing installation or otherwise on shipment.  We recognize the relative selling price of the support services ratably over the corresponding period following installation.

Shared Ownership Program Revenue

We recognize revenue, consisting of a minimum monthly payment, monthly from our shared ownership program. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from our shared ownership program of $0.9 million and $1.5 million for the three and six months ended December 31, 2010, respectively.  We recognized revenue from our shared ownership program of $0.5 million and $0.9 million for the three and six months ended December 31, 2009, respectively.  In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

The CyberKnife system shared ownership systems are recorded within property and equipment and are depreciated over their estimated life of seven years. Depreciation and service expense attributable to shared ownership systems are recorded within cost of shared ownership program as they are incurred.

International Sales Revenue

We sell our products internationally through a combination of direct sales force and a network of distributors. We have strategically developed distributor relationships to serve our customers. Many of our distributors are responsible for installation and service support.

For international sales, we recognize revenue once we have met all of our obligations associated with the purchase agreement, other than for undelivered elements at their relative selling price. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification. For sales through distributors, we recognize revenue upon shipment provided that we have received proof of sell-through to the end user from the distributor and that all of our remaining obligations have been satisfied. Net revenue from international customers was $15.4 million and $30.4 million for the three and six months ended December 31, 2010, respectively. Net revenue from international customers was $12.1 million and $32.0 million for the three and six months ended December 31, 2009, respectively. The increase in international revenue for the three months ended December 31, 2010 was a result principally from the increase in orders in the Europe and Asia regions.  We believe the decrease in international sales for the six months ended December 31, 2010 was a result of the varying project and installation schedules by customers in our international markets.

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

Included in customers’ agreements to purchase a CyberKnife system is an option to select the type and term of service coverage that they desire. Backlog includes the value of this service coverage selected by customers in their original agreement to purchase a CyberKnife system. Before installation of the CyberKnife system is complete and service commences, the customer must complete and sign a separate service agreement for service coverage (i.e. Diamond or Emerald service). If at the time of signing the service agreement a customer selects a different type of service than the option selected in the CyberKnife system purchase agreement, our backlog is adjusted to reflect the service agreement the customer signed.

At December 31, 2010 and 2009, our backlog was approximately $410.2 million and $325.3 million, respectively.  Of total backlog, $160.50 million and $115.8 million represented CyberKnife system sales at December 31, 2010 and 2009, respectively, and $249.7 million and $209.5 million represented revenue from service plans and other recurring revenues at December 31, 2010 and 2009, respectively.  We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided.

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

Results of Operations

Overview

Our results of operations are divided into the following components:

Net revenue.  Our net revenue consists primarily of product revenue (revenue derived primarily from the sale of CyberKnife systems), shared ownership program revenue (revenue generated from our shared ownership program), services revenue (revenue generated from sales of post contract support service plans, installation and training) and other revenue (revenue from specialized services and other non-medical products).

Deferred Revenue—Platinum Multiyear Service Plans.  We are required to defer all of the revenue associated with our Platinum plan, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring revenue for the cash received for the purchase of the CyberKnife system and Platinum service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied our obligations for delivery of upgrades under the plan, we recognize revenue ratably over the remaining life of the service contract term. We have not offered the Platinum service plan to new customers since we phased it out when we introduced our Diamond plan in November 2005. As of the end of June 2010, we had installed the final upgrades on all systems sold under Platinum agreements.

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

Other income, net.  Other income, net consists primarily of interest earned on our cash and cash equivalents and investments, unrealized losses on our long-term trading securities, net of unrealized gains on our put option, foreign currency transaction gains and losses, gains and losses on fixed asset disposals, and state and local sales and use tax fines and penalties.

Three and Six Months Ended December 31, 2010 Compared to Three and Six Months Ended December 31, 2009

Net Revenue

	Three Months Ended				Six Months Ended
	December 31,		Variance in	Variance in	December 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Products	$34,391	$35,686	$(1,295)	(4)%	$53,666	$66,032	$(12,366)	(19)%
Shared ownership program	880	456	424	93%	1,521	937	584	62%
Services	18,846	20,688	(1,842)	(9)%	36,580	40,342	(3,762)	(9)%
Other	129	491	(362)	(74)%	547	585	(38)	(6)%
Net Revenue	$54,246	$57,321	$(3,075)	(5)%	$92,314	$107,896	$(15,582)	(14)%

Total net revenue for the three months ended December 31, 2010 decreased $3.1 million from the three months ended December 31, 2009.  Excluding revenue recognized for systems sold under our Platinum plan, we recognized $33.9 million and $32.3 million of product revenue for the three months ended December 31, 2010 and 2009, respectively.  Excluding revenue under Platinum service agreements, service revenue totaled $17.8 million for the three months ended December 31, 2010, up $2.9 million from the three months ended December 31, 2009 as a result of continued growth in our installed base covered by service plans. As of December 31, 2010 and 2009, 175 out of 180 and 133 out of 148 of our customers that had purchased service plans, respectively, had purchased non-Platinum service plans.

We recognized $1.5 million of revenue for the three months ended December 31, 2010 from systems sold under our Platinum plan, consisting of $0.5 million for product revenue and $1.1 million for service revenue. All Platinum revenue for this period, except $0.7 million of service revenue, was deferred from prior periods.  By comparison, we recognized $9.2 million of revenue for the three months ended December 31, 2009 from systems sold under our Platinum plan, including $3.4 million for product revenue and $5.8 million for service revenue.  All Platinum revenue for the three months ended December 31, 2009, except $1.9 million of service revenue, was deferred from prior periods. As of June 30, 2010, we had satisfied all upgrade delivery obligations on all units sold under our Platinum plan. Once all upgrade delivery obligations have been satisfied, revenue is recognized over the remaining term of the contract service term.

Total net revenue for the six months ended December 31, 2010 decreased $15.6 million from the six months ended December 31, 2009.  Excluding revenue recognized for systems sold under our Platinum plan, we recognized $52.0 million and $57.2 million of product revenue for the six months ended December 31, 2010 and 2009, respectively.  Excluding revenue under Platinum service agreements, service revenue totaled $34.0 million for the six months ended December 31, 2010, up $4.2 million from the six months ended December 31, 2009 as a result of continued growth in our installed base covered by service plans.

We recognized $4.2 million of revenue for the six months ended December 31, 2010 from systems sold under our Platinum plan, consisting of $1.6 million for product revenue and $2.6 million for service revenue. All Platinum revenue for this period, except $1.4 million of service revenue, was deferred from prior periods.  By comparison, we recognized $19.4 million of revenue for the six months ended December 31, 2009 from systems sold under our Platinum plan, including $8.8 million for product revenue and $10.6 million for service revenue.  All Platinum revenue for this period, except $3.7 million of service revenue, was deferred from prior periods.

We anticipate our non-Platinum revenue to continue to grow in future periods, while we expect Platinum revenue to decrease in future periods as these legacy arrangements lapse. Additionally, we expect our service revenue to increase as our installed base continues to grow.

Gross Profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009		2010		2009
	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net
	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)
Gross profit	$29,466	54.3%	$25,964	45.3%	$47,703	51.7%	$47,583	44.1%
Products	$21,257	61.8%	$18,130	50.8%	$33,207	61.9%	$33,825	51.2%
Shared ownership program	$758	86.1%	$127	27.9%	$1,227	80.7%	$287	30.6%
Services	$7,466	39.6%	$7,555	36.5%	$13,400	36.6%	$13,289	32.9%
Other	$(15)	-11.6%	$152	31.0%	$(131)	-23.9%	$182	31.1%

The increase in gross margin as a percentage of net revenue was primarily due to the improved gross margin of product revenue in the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009, as a result of an increase in average selling price and decreases in manufacturing costs.  Additionally, service gross margins have increased due to the increase in service revenue, especially in our international regions, as a result of the growth in our installed base coupled with consistent levels of service labor costs and a reduction in service parts costs.

Selling and Marketing

	Three Months Ended				Six Months Ended
	December 31,		Variance in	Variance in	December 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Sales and marketing	$7,987	$10,063	$(2,076)	(21)%	$15,747	$18,712	$(2,965)	(16)%
Percentage of net revenue	14.7%	17.6%			17.1%	17.3%

Selling and marketing expenses for the three months ended December 31, 2010 decreased $2.1 million compared to the three months ended December 31, 2009. The decrease was primarily attributable to reduced stock-based compensation expense of $0.5 million and a $0.6 million decrease in compensation and benefits related expenses as we reduced headcount throughout the last twelve months, a decrease in sales commission of $0.6 million, and a reduction in consulting service of $0.3 million representing decreases in outside services for tradeshows and advertising.

Selling and marketing expenses for the six months ended December 31, 2010 decreased $3.0 million compared to the six months ended December 31, 2009. The decrease was primarily attributable to reduced stock-based compensation expense of $1.1 million and a $0.8 million decrease in compensation and benefits related expenses as we reduced headcount throughout the last twelve months, a decrease in sales commission of $0.6 million, and a reduction in consulting service of $0.3 million representing decreases in outside services for tradeshows and advertising.

We expect marketing expenses may fluctuate from quarter to quarter due to the timing of major marketing events, such as significant trade shows.

Research and Development

	Three Months Ended				Six Months Ended
	December 31,		Variance in	Variance in	December 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Research and development	$9,313	$7,769	$1,544	20%	$17,360	$15,431	$1,929	13%
Percentage of net revenue	17.2%	13.6%			18.8%	14.3%

Research and development expenses for the three months ended December 31, 2010 increased $1.5 million compared to the three months ended December 31, 2009.  The increase was primarily attributable to increased consulting fees of $1.0 million and workforce expense increases of $0.5 million to support increases in our research and development activities.

Research and development expenses for the six months ended December 31, 2010 increased $1.9 million compared to the six months ended December 31, 2009.  The increase was primarily attributable to increased consulting fees of $1.5 million and workforce expense increases of $0.4 million to support increases in our research and development activities.

We anticipate research and development expense to increase further in the second half of fiscal year 2011 from the first half of fiscal year 2011 associated with the continued advancement of the CyberKnife system capabilities.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,		Variance in	Variance in	December 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
General and administrative	$8,481	$10,430	$(1,949)	(19)%	$17,040	$19,360	$(2,320)	(12)%
Percentage of net revenue	15.6%	18.2%			18.5%	17.9%

General and administrative expenses for the three months ended December 31, 2010 decreased $1.9 million compared to the three months ended December 31, 2009.  The decrease was primarily attributable to reduced audit and legal fees of $1.9 million, partially associated with decreases in costs incurred by us in the ongoing class action shareholder lawsuit and decreases in travel costs of $0.2 million.

General and administrative expenses for the six months ended December 31, 2010 decreased $2.3 million compared to the six months ended December 31, 2009.  The decrease was primarily attributable to lower outside services expense for audit and legal fees of $3.1 million partially associated with decreases in costs incurred by us in the ongoing class action shareholder lawsuit, offset by increases of $1.1 million in compensation and benefits as a result of increase in headcount.

Other Income, Net

	Three Months Ended				Six Months Ended
	December 31,		Variance in	Variance in	December 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Other income, net	$676	$426	$250	59%	$2,292	$911	$1,381	152%
Percentage of net revenue	1.2%	0.7%			2.5%	0.8%

Other income, net, increased $0.3 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  The increase was primarily attributable to an increase of $0.7 million related to foreign currency transaction gains as a result of the appreciation of the Euro-U.S. dollar foreign exchange rate and its effects on the remeasurement of balances and translation of transactions denominated in Euros, partially offset by a decrease in interest income of $0.4 million due to lower average interest rates earned on amounts kept in interest bearing accounts during the three months ended December 31, 2010, compared to the three months ended December 31, 2009.

Other income, net, increased $1.4 million for the six months ended December 31, 2010 compared to the six months ended December 31, 2009.  The increase was primarily attributable to an increase of $2.0 million related to foreign currency transaction gains as a result of the appreciation of the Euro-U.S. dollar foreign exchange rate and its effects on the remeasurement of balances and translation of transactions denominated in Euros, partially offset by a decrease in interest income of $0.8 million due to lower average interest rates earned on amounts kept in interest bearing accounts during the six months ended December 31, 2010, compared to the six months ended December 31, 2009 and a decrease of $0.2 million related to the gain on sale of investments.

Provision for Incomes Taxes

	Three Months Ended				Six Months Ended
	December 31,		Variance in	Variance in	December 31,		Variance in	Variance in
(Dollars in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Provision for (benefit from) income taxes	$263	$(696)	$959	(138)%	$390	$(557)	$947	(170)%
Percentage of net revenue	0.5%	-1.2%			0.4%	-0.5%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

Income tax expense was $0.3 million for the three months ended December 31, 2010, compared to income tax benefit of $0.7 million for the three months ended December 31, 2009, and $0.4 for the six months ended December 31, 2010, compared to the income tax benefit of $0.6 million for the six months ended December 31, 2009. The increase in tax expense in both periods of $1.0 million is related primarily to a $0.1 million increase in tax expense associated with foreign earnings in the three months ended December 31, 2010, and the remaining $0.9 million is related to a benefit realized from the carryback of fiscal year 2009 US alternative minimum tax losses to earlier years during the three months ended December 31, 2009.

Stock-Based Compensation Expense

Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended December 31, 2010 and 2009 such that expense was recorded only for those stock-based awards that are expected to vest. For the three months ended December 31, 2010 and 2009, we recorded $2.0 million and $3.2 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan, or ESPP, shares issued and RSUs granted to employees.  For the six months ended December 31, 2010 and 2009, we recorded $4.5 million and $6.4 million, respectively, of comparable stock-based compensation expense. For the three and six months ended December 31, 2010, the decrease in stock-based compensation was primarily attributable to a decrease in fair value of our stock options and a reduction in our headcount.

Liquidity and Capital Resources

At December 31, 2010, we had $152.0 million in cash, cash equivalents and marketable securities.  We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next twelve months.

Cash Flows From Operating Activities

Net cash provided by operating activities was $0.2 million for the six months ended December 31, 2010. Our net loss of $0.5 million contributed to the negative cash flows from working capital changes including a decrease in deferred revenue, net of deferred cost of revenue of $3.6 million, an increase in inventories of $8.8 million and a decrease in accounts payable of $4.0 million. This was offset primarily by a decrease in accounts receivable of $8.5 million. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan and timing differences between invoicing customers for products and services and the recognition of the invoicing as revenue. Increases in inventory were due to increases in production while the decrease in accounts payable was due to timing differences between the receipt of goods and service and vendor payments.  Non-cash charges included $4.5 million of stock-based compensation charges, $2.9 million of depreciation and amortization expense, and write-down of inventories of $0.7 million.

Net cash used in operating activities was $8.9 million for the six months ended December 31, 2009. Our net loss of $4.5 million contributed to the use of cash. Negative cash flow from working capital changes include a decrease in deferred revenue, net of deferred cost of revenue of $13.6 million, a $3.7 million decrease in accounts payable and a $3.1 million increase in prepaid expenses and other current assets, partially offset by a $3.4 million increase in accrued liabilities and a $1.9 million decrease in inventory. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan, offset partially by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. The decrease in accounts payable was primarily due to a reduction in our operating expenses.  The increase in accrued liabilities was primarily due to increase in accrued compensation relating to bonus and vacation pay as well as increase in legal expenses.  Non-cash charges included $6.4 million of stock-based compensation and $3.9 million of depreciation and amortization expense.

Cash Flows From Investing Activities

Net cash provided by investing activities was $0.06 million for the six months ended December 31, 2010, which was primarily attributable to net marketable security activities of $3.3 million, which consisted of $74.9 million of sales and maturities of marketable securities, offset by $71.6 million in purchases, and $3.3 million of cash used for purchases of property and equipment.

Net cash provided by investing activities was $10.2 million for the six months ended December 31, 2009, which was primarily attributable to net marketable security activities of $11.2 million, which consisted of $47.9 million of sales and maturities of marketable securities, offset by $36.7 million in purchases. We also used $1.0 million of cash for purchases of property and equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities of $3.5 million for the six months ended December 31, 2010 was attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities.  Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

All of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements are described in Note 2, “Summary of Significant Accounting Policies,” in Notes to the Condensed Consolidated Financial Statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes the critical accounting policies and estimates are those related to revenue recognition, inventory valuation, stock-based compensation, income taxes, legal and other contingencies and corporate bonus accruals.

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. In order to comply with GAAP, we have to make a number of reasoned judgments with respect to elements of these sales arrangements, including how to allocate the proceeds received from an arrangement, whether there are multiple elements of the arrangement, whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition with respect to these arrangements. For revenue arrangements with multiple elements which were entered into by June 30, 2010 and which have not subsequently been materially modified, we allocate arrangement consideration to each element based upon vendor specific objective evidence, or VSOE, of fair value of the respective elements.  VSOE of fair value for each element is based upon our historical standard rates charged for the product or service when such product or service is sold separately or based upon the price established by our management-comprised pricing committee, which has the relevant authority when that product or service is not yet sold separately. Changes to the elements in an arrangement and the ability to establish VSOE of the fair value for those elements could affect the timing and the amount of revenue recognition.

In the first quarter of fiscal 2011, we adopted Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition), or ASU 2009-13, (formerly Emerging Issues Task Force, or EITF, Issue 08-1) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to Financial Accounting Standards Board, or FASB, ASC Topic 985, Software), or ASU 2009-14, (formerly EITF 09-3). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We adopted these new standards on a prospective basis; therefore, they apply only to revenue arrangements entered into or materially modified beginning July 1, 2010. The revised guidance primarily provides two significant changes: 1) it requires us to allocate revenues in an arrangement using best estimated selling prices, or BESP, of deliverables if we do not have VSOE or third-party evidence, or TPE, of selling price; and 2) it eliminates the residual method and requires us to allocate revenue using the relative selling price method. The BESP is established considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by our pricing committee, taking into consideration the overall go-to-market pricing strategy. We may modify or develop new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which may result in changes in selling prices, impacting both VSOE and BESP. These factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

Revenue recognition also depends on all or a combination of the timing of shipment, completion of installation, customer acceptance and the readiness of customers’ facilities. If shipments are not made on scheduled timelines, installation schedules are delayed or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations. For example, if a CyberKnife system were sold for $4 million and the sale involved multiple elements including training and service, a 5% change in BESP of the system could result in an increase or a decrease of approximately $25,000 in the amount of revenue allocated and recognized as product revenue rather than as service revenue.

Inventories

The valuation of inventory requires us to estimate obsolete or excess inventory as well as damaged inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand to support future sales and service. If our demand forecast for specific products is greater than actual demand and we fail to reduce purchasing and manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin. For example, if the actual amount of inventory that is disposed of as obsolete, excess or damaged is 10% larger or smaller than the amount that we estimated at June 30, 2010, then we would need to increase or decrease cost of sales by approximately $0.3 million.

Stock-Based Compensation Expense

We use the Black-Scholes option valuation model to estimate the fair value of stock options and Employee Stock Purchase Plan shares. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Our expected volatility is derived from the historical volatilities of several unrelated public companies within industries related to our business because we do not have sufficient trading history on our common stock. When making the selections of our peer companies within industries related to our business to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. In addition, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

We recognize compensation cost for only those shares expected to vest over the requisite service period of the award. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on recent forfeiture activity and expected future employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. For example, a change to our estimated forfeiture rate by 5% would result in an increase or decrease in overall stock based compensation expense in a fiscal year by approximately $1.2 million.

Income Taxes

We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions, respectively.  We have placed a full valuation allowance on all net U.S. deferred tax assets because realization of these tax benefits through future taxable income cannot be reasonably assured. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Any decision to reverse part or all of the valuation allowance would be based on our estimate of future profitability. If our estimate were to be wrong we could be required to charge potentially significant amounts to income tax expense to establish a new valuation allowance.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate. We are subject to income taxes in the United States and certain foreign countries, and we are subject to corporate income tax audits in some of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. We believe that our reserve for uncertain tax positions is adequate. We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, or the expiration of statutes of limitations.

Loss Contingencies

As discussed in Note 7 “Contingencies” in Notes to Condensed Consolidated Financial Statements above, we are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Currently, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect our financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on our results of operations, financial position and cash flows.

Corporate Bonus Expense and Accruals

We record accruals for estimated corporate bonus expense which is paid out in the first quarter of the subsequent fiscal year. Our expense accruals are based on our forecasted results for three factors: net revenue, pre-tax operating income and orders to backlog. If we underestimate or overestimate any of these factors during a fiscal year, adjustments to bonus expense and accruals may be necessary in subsequent periods during the year. For example, if our actual results as of the end of a fiscal year yielded a bonus attainment that varied by 5% from our prior estimate, we would need to increase or decrease our bonus expense accrual in the fourth quarter of the fiscal year by approximately $230,000. Historically, our estimated accrued liabilities have approximated actual expense incurred.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2010, we had $49.5 million of cash and cash equivalents and $102.4 million invested in other financial instruments. Our earnings on interest income generated from our cash and investment balances are affected by changes in interest rates. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, and except as described below, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before their scheduled maturity.  If overall interest rates had risen by 100 basis points, the fair value of our net investment position at December 31, 2010 would have decreased by approximately $0.3 million, assuming consistent levels.

Foreign Currency Exchange Rate Risk

As of December 31, 2010, there were no sales contracts for CyberKnife system denominated in a foreign currency that will be recognized into revenue for future periods. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, it is likely we will sell in the local currency, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these or contracts we enter into that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010 our disclosure controls and procedures were effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.                       Legal Proceedings.

Please refer to Note 7 to the condensed consolidated financial statements above for a description of certain legal proceedings currently pending against our Company.   From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 1A.              Risk Factors.

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.  The descriptions below include any material changes to and supersede the descriptions of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010.

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

•                  Increased scrutiny by state boards when evaluating certificates of need requested by purchasing institutions;

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

•                  Limit the timing and cost of obtaining regulatory approvals or clearances;

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

In June of 2010, we entered into a Strategic Alliance Agreement with Siemens AG, or the Alliance Agreement, pursuant to which (1) we granted Siemens certain distribution rights to our CyberKnife systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linear accelerator products, the combined products being known as the Cayman Products, and (3) we created a research and development relationship between Accuray and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future. As of December 31, 2010 Siemens and the Company had not yet agreed on the definition of a specification for the first Cayman Product as originally anticipated, therefore little development work and no milestone payments have occurred. Recently Siemens has reorganized its Healthcare division and the Company is in discussion with the new management within Siemens Healthcare regarding this project. There can be no assurance that the strategic alliance with Siemens AG will be successful or that the economic terms of the Alliance Agreement will ultimately prove to be favorable to us. We are not able to control the amount and timing of resources that Siemens will devote to the development, sales or marketing of the Cayman Products, the distribution of CyberKnife systems, or to future collaboration opportunities. Our own business may be disrupted, and we may have to divert attention from our other research and development activities, in order to satisfy our obligations under the Alliance Agreement. We may incur costs in excess of the consideration to be paid to us by Siemens. Even if Siemens and the Company successfully complete development of a product, it may not receive the regulatory approvals necessary to be marketed and sold. Failure to successfully develop, market and sell the product, failure of Siemens to distribute the CyberKnife system, and the failure of Accuray and Siemens to successfully collaborate on future opportunities could negatively impact our stock price and our future business and financial results.

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

As of December 31, 2010, we had an accumulated deficit of $118.2 million. We may incur net losses in the future, particularly as we increase our manufacturing, research and development, and marketing activities in connection with, among other things, the Strategic Alliance Agreement we entered into with Siemens AG on June 8, 2010. Our ability to maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

We face risks related to the current global economic environment, which could delay or prevent our customers from obtaining financing to purchase the CyberKnife system and implement the required facilities, which would adversely affect our business, financial condition and results of operations.

The state of the global economy continues to be somewhat uncertain. The current global economic conditions pose a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates or does not improve, our business could be negatively affected, including such areas as reduced demand for our products resulting from a slow-down in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

In addition, due to tight credit markets and concerns regarding the availability of credit, particularly in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife system or for the construction or renovation of facilities to house CyberKnife systems, the cost of which can range from approximately $0.5 million, for a customer who makes only minor renovations to an existing facility, to approximately $2.5 million, for a customer who builds an entirely new facility that includes additional features not necessarily required for the operation of a

CyberKnife system (e.g., audio visual equipment). This range is based solely on information provided to us by customers and will vary by geography and the needs of particular customer. To date, these delays have primarily affected customers that were planning to operate freestanding CyberKnife systems centers, rather than hospital-based customers. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales and revenues, and therefore harm our business and results of operations.

The high unit price of the CyberKnife system, as well as other factors, may contribute to substantial fluctuations in our operating results, which could adversely affect our stock price.

Because of the high unit price of the CyberKnife system and the relatively small number of units installed each quarter, each installation of a CyberKnife system can represent a significant percentage of our revenue for a particular quarter. Therefore, if we do not install a CyberKnife system when anticipated, our operating results will vary significantly from our expectations. This is of particular concern in the current volatile economic environment, where we have had experiences with customers cancelling or postponing orders for our CyberKnife system and delaying the required build-outs. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance. In particular, in addition to the other factors described in this Part II, Item 1A, factors which may contribute to these fluctuations include:

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

•                  Fluctuations in our gross margins and the factors that contribute to such fluctuations, as described in the Management’s Discussion and Analysis Results of Operations;

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

Our customers rely significantly on reimbursement for CyberKnife procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for procedures that are performed with our products. Third party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage for or payment for our procedures that are performed with our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results. In November 2010, the centers for Medicare and Medicaid Services, or CMS, issued the 2011 Medicare payment rates.  Certain of the reimbursement rates are modestly lower than in the prior year, which could have a negative impact on the continued use of our products by existing customers and our ability to obtain new customers. CMS reviews such rates annually, and could implement more significant changes in future years. If in the future CMS significantly decreases reimbursement rates for stereotactic radiosurgery and Robotic IMRT services, or if other cost containment measures are implemented in the United States or elsewhere, such changes could discourage cancer treatment centers and hospitals from purchasing our products. We have seen our customers’ decision making process complicated by the uncertainty surrounding the proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at freestanding clinics in the United States and for physician reimbursement for radiation oncology, which has resulted in delay and sometimes even failure to purchase our products.

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

•                  Limiting the timing and cost of obtaining regulatory approvals or clearances;

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

If customers choose not to purchase a CyberKnife system or choose to purchase our competitors’ products, our revenue and market share would be adversely impacted. In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy and radiosurgery, resulting in decreased demand for the CyberKnife system. Because the CyberKnife system has a long development cycle and because it can take significant time to receive government approvals or clearances for changes to the CyberKnife system, we must anticipate changes in the marketplace and the direction of technological innovation. Accordingly, if we are unable to anticipate and keep pace with new innovations in the cancer treatment market, the CyberKnife system or an aspect of its functionality may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations.

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

We currently depend on single source suppliers for some of the critical components necessary for the assembly of the CyberKnife system, including the robotic manipulator, imaging plates, treatment table, robotic couch and magnetron, which creates the microwaves for use in the linear accelerator. If any single source suppliers were to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. We may have difficulty or be unable to find alternative sources for these components. As a result, we may be unable to meet the demand for the CyberKnife system, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single source suppliers will be able or willing to meet our future demands.

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

The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. In particular, the field of radiation treatment of cancer is well established and crowded with the intellectual property of competitors and others. We also expect that other participants will enter the field in particular, at least one other company has announced that it is developing a product that would be directly competitive with the CyberKnife.  A number of companies in our market, as well as universities and research institutions, have issued patents and have filed patent applications which relate to the use of stereotactic radiosurgery to treat solid cancerous and benign tumors.

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. For example, on August 6, 2010, Best Medical International, Inc., or Best Medical, filed a lawsuit against Accuray in the U.S. District court for the Western District of Pennsylvania, claiming Accuray has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy, and on December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringes U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy.  Best Medical is seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief.

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

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of medical device products. We may be held liable if the CyberKnife system causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical procedures, defects could result in a number of complications, some of which could be serious and could harm or kill patients. Any weaknesses in training and services associated with our products may also be subject to product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create bad publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which the CyberKnife system may be used, any of which could harm our reputation and business and result in a decline in revenue.

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past. Accuray submitted one recall report to the FDA during the fiscal quarter ended December 31, 2010, relating to evaluation of treatment plans generated on the CyberKnife system.  Accuray’s user manuals have been revised to include additional warnings and instructions, and letters were issued to all existing users to provide such additional warnings and instructions.  The costs associated with this recall were immaterial. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

The safety and efficacy of our products for certain uses is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.

Although we believe that the CyberKnife system has advantages over competing products and technologies, we do not have sufficient clinical data demonstrating these advantages for all tumor indications. For example, because our CyberKnife procedures are relatively new, we have limited clinical data relating to the effectiveness of the CyberKnife system as a means of controlling the growth of cancer at a particular body site. In addition, we have only limited five-year patient survival rate data, which is a common long-term measure of clinical effectiveness in cancer treatment. Further, future patient studies or clinical experience may indicate that treatment with the CyberKnife system does not improve patient survival or outcomes. Such results could slow the adoption of our products by physicians, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. In addition, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, the FDA could rescind our clearances, our reputation with physicians, patients and others may suffer and we could be subject to significant legal liability.

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

The number of our employees increased from 194 as of June 30, 2005 to 457 as of December 31, 2010. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and research and development capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period. For example, due to the significance of the software component of the CyberKnife system, we are currently bound by the software revenue recognition rules for a portion of our business. We adopted ASU 2009-13 and ASU 2009-14 in the first quarter of fiscal 2011 and the impact of the adoption of ASU 2009-13 and ASU 2009-14 on our condensed consolidated financial statements has been assessed at “Note 2, Summary of Significant Accounting Policies.” The application of different types of accounting principles and related potential changes may make it more difficult to compare our financial results from quarter to quarter, and the trading price of our common stock could suffer or become more volatile as a result.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher DSO and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2010, customer contracts with extended payment terms of more than one year amounted to less than 5% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding, or DSO.

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

At December 31, 2010, we had $151.9 million in cash, cash equivalents and marketable securities. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we also have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

Modifications, upgrades and future products related to the CyberKnife system or new indications may require new FDA 510(k) clearances or premarket approvals, and such modifications, or any defects in design, manufacture or labeling may require us to recall or cease marketing the CyberKnife system until approvals or clearances are obtained.

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

In addition, even if the CyberKnife system is not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design, manufacture or labeling. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. Accuray submitted one recall report to the FDA during the fiscal quarter ended December 31, 2010, relating to evaluation of treatment plans generated on the CyberKnife system.  Accuray’s user manuals have been revised to include additional warnings and instructions, and letters were issued to all existing users to provide such additional warnings and instructions.  The costs associated with this recall were immaterial.  We cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. Any recall could divert management’s attention, cause us to incur significant expenses, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife system, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

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

On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations (1) to improve the 510(k) process and (2) to utilize science in regulatory decision making in ways that encourage innovation yet maintain predictability. The public comment period closed in early October 2010 and the FDA is targeting the implementation of or setting timelines for the implementation of “non-controversial” recommendations by early 2011. At the same time, the FDA acknowledges that the recommendations are preliminary and no decisions have been made on specific changes to pursue. Nevertheless, we anticipate significant changes will result in the way 510(k) programs will operate and the increased data requirements, including clinical data, to obtain 510(k) clearance or PMA approval. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances or PMA approvals in a timely manner or the effect on our business.

On June 9 and 10, 2010, the FDA held a public meeting entitled “Device Improvements to Reduce the Number of Under-doses, Over-doses, and Misaligned Exposures from Therapeutic Radiation.” The expressed purpose of the meeting was to discuss steps that could be taken by manufacturers of radiation therapy devices to help reduce misadministration and misaligned exposures that have been recently reported in the press. In advance of and at the meeting, the FDA requested comments in the following areas: features that should be incorporated into radiation therapy devices and their related software, user training, and quality assurance measures. It is likely that the FDA will use the information gleaned at this meeting to significantly revise the standards and requirements for designing, manufacturing and marketing devices such as ours, creating uncertainty in the current regulatory environment around our current products and development of future products. Future legislative or policy initiatives directed at reducing costs could be introduced at either the federal or state level. We cannot predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere, what impact any legislation or regulations related to the healthcare system that may be enacted or adopted in the future might have on our business, or the effect of ongoing uncertainty or public perception about these matters will have on the purchasing decisions of our customers.

We are required to comply with federal and state “fraud and abuse” laws, and if we are unable to comply with such laws, we could face substantial penalties and we could be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

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

In addition to the other factors described in this Part II, Item 1A, factors affecting the trading price of our common stock include:

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

Our directors, executive officers and major stockholders own approximately 32.1% of our outstanding common stock as of January 24, 2011, which could limit our ability to influence the outcome of key transactions, including changes of control.

As of January 24, 2011, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 32.1% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

None.

(b)	Use of Proceeds from Public Offering of Common Stock

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       (Removed and Reserved)

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit Number	Description

10.1*	General Release and Separation Agreement dated October 1, 2010 by and between the Company and Eric Lindquist.
10.2*	Amended and Restated Employment Terms Letter dated October 1, 2010 by and between the Company and Theresa L. Dadone.
10.3†	License Agreement dated December 10, 2010 by and between the Company and CyberHeart, Inc.
10.4†	Patent License dated December 10, 2010 by and between the Company and CyberHeart, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: January 27, 2011