Form 10-Q
period 2011-03-31
ACCURAY INC
filed 2011-05-10
CIK 1138723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 12, 2011, there were 60,155,187 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended March 31, 2011

PART I.         FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	June 30,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$57,332	$45,434
Restricted cash	22	22
Short-term available-for-sale securities	85,603	99,881
Accounts receivable, net of allowance for doubtful accounts of $225 and $115 at March 31, 2011 and June 30, 2010, respectively	44,871	37,955
Inventories	34,408	28,186
Prepaid expenses and other current assets	9,150	19,356
Deferred cost of revenue—current	5,131	7,889
Total current assets	236,517	238,723
Deferred cost of revenue—noncurrent	2,193	3,213
Property and equipment, net	16,514	14,684
Goodwill	4,495	4,495
Intangible assets, net	194	388
Other assets	1,816	1,681
Total assets	$261,729	$263,184
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,873	$10,317
Accrued compensation	9,941	10,786
Other accrued liabilities	7,881	10,669
Customer advances	13,484	12,884
Deferred revenue—current	35,626	42,019
Total current liabilities	76,805	86,675
Long-term liabilities:
Long-term other liabilities	999	1,059
Deferred revenue—noncurrent	4,655	5,374
Total liabilities	82,459	93,108
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 62,291,644 and 60,666,974 shares at March 31, 2011 and June 30, 2010, respectively; outstanding: 60,151,626 and 58,526,956 shares at March 31, 2011 and June 30, 2010, respectively	60	59
Additional paid-in capital	298,530	287,764
Accumulated other comprehensive income (loss)	85	(71)
Accumulated deficit	(119,405)	(117,676)
Total stockholders’ equity	179,270	170,076
Total liabilities and stockholders’ equity	$261,729	$263,184

Condensed consolidated balance sheet at June 30, 2010 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net revenue:
Products	$35,249	$33,783	$88,915	$99,815
Shared ownership programs	335	484	1,856	1,421
Services	18,253	17,545	54,833	57,887
Other	910	128	1,457	714
Total net revenue	54,747	51,940	147,061	159,837
Cost of revenue:
Cost of products	14,114	14,430	34,508	46,638
Cost of shared ownership programs	85	228	379	877
Cost of services	12,152	11,806	35,397	38,859
Cost of other	1,083	100	1,761	503
Total cost of revenue	27,434	26,564	72,045	86,877
Gross profit	27,313	25,376	75,016	72,960
Operating expenses:
Selling and marketing	8,127	7,179	23,874	25,891
Research and development	9,291	7,719	26,651	23,150
General and administrative	10,421	7,719	27,461	27,079
Total operating expenses	27,839	22,617	77,986	76,120
Income (loss) from operations	(526)	2,759	(2,970)	(3,160)
Other income (loss), net	22	(227)	2,314	684
Income (loss) before provision for (benefit from) income taxes	(504)	2,532	(656)	(2,476)
Provision for (benefit from) income taxes	656	260	1,046	(297)
Net income (loss)	$(1,160)	$2,272	$(1,702)	$(2,179)
Net income (loss) per share:
Basic net income (loss) per share	$(0.02)	$0.04	$(0.03)	$(0.04)
Weighted average common shares used in computing basic net income (loss) per share	59,960	57,851	59,298	57,352
Diluted net income (loss) per share	$(0.02)	$0.04	$(0.03)	$(0.04)
Weighted average common shares used in computing diluted net income (loss) per share	59,960	60,470	59,298	57,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities
Net loss	$(1,702)	$(2,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,446	5,564
Stock-based compensation	6,395	8,237
Realized gain on investments	(3)	(2)
Unrealized loss on long-term trading securities, net of gain on put option	—	(251)
Provision for (recovery of) bad debts	111	(460)
Loss on write-down of inventories	687	271
Loss (gain) on disposal of property and equipment	(22)	27
Restricted cash	—	439
Changes in assets and liabilities:
Accounts receivable	(6,156)	727
Inventories	(7,826)	586
Prepaid expenses and other current assets	867	(5,484)
Deferred cost of revenue	5,503	5,176
Other assets	(102)	(162)
Accounts payable	(2,950)	(5,494)
Accrued liabilities	(531)	1,521
Customer advances	(22)	44
Deferred revenue	(7,787)	(20,990)
Net cash used in operating activities	(9,092)	(12,430)
Cash Flows From Investing Activities
Purchases of property and equipment	(4,061)	(2,529)
Purchase of investments	(100,710)	(74,302)
Sale and maturity of investments	120,820	86,347
Net cash provided by investing activities	16,049	9,516
Cash Flows From Financing Activities
Proceeds from issuance of common stock	3,281	1,499
Proceeds from employee stock purchase plan	973	872
Excess tax benefit from stock-based compensation	—	(498)
Net cash provided by financing activities	4,254	1,873
Effect of exchange rate changes on cash	687	242
Net increase (decrease) in cash and cash equivalents	11,898	(799)
Cash and cash equivalents at beginning of period	45,434	36,835
Cash and cash equivalents at end of period	$57,332	$36,036

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

The Company is incorporated in Delaware, USA and has fourteen wholly-owned subsidiaries: Accuray International SARL, located in Geneva, Switzerland, Accuray Europe SAS, located in Paris, France, Accuray UK Ltd, located in London, United Kingdom, Accuray Asia Limited, located in Hong Kong, SAR, Accuray Japan KK, located in Tokyo, Japan, Accuray Spain, S.L.U., located in Madrid, Spain, Accuray Medical Equipment (India) Private Ltd., located in New Delhi, India, Accuray Medical Equipment (SEA) Private Limited, located in Singapore, Accuray Medical Equipment (Rus) LLC, located in Moscow, Russia, Accuray Medical Equipment GmbH, located in Munich, Germany, Accuray Tibbi Cihazlar Ve Malzemeler Ithalat Ihracat Anonim Sirketi, located in Istanbul, Turkey, Accuray Mexico SA de CV located in Mexico City, Mexico, Accuray Medical Equipment Canada Ltd. located in Vancouver, Canada and Jaguar Acquisition, Inc., a Wisconsin corporation.  Jaguar Acquisition, Inc. was formed solely for the purpose of entering into the Merger Agreement described in Note 10 below. The purpose of the other subsidiaries is to market and/or service the Company’s products in the various countries in which they are located.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements for the fiscal year ended June 30, 2010 include the accounts of the Company and its subsidiaries and the Company’s variable interest entity, Morphormics, Inc. (“Morphormics”).  As the Company is no longer considered the primary beneficiary of Morphormics, the condensed consolidated financial statements for periods in fiscal year 2011 do not include Morphormics.  Refer to “Note 6. Investment”.   All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of operations for the three and nine-month periods ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2011 and 2010 and other information disclosed in the related notes are unaudited.  The condensed consolidated balance sheet as of June 30, 2010 was derived from the Company’s audited consolidated financial statements at that date.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the SEC.  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2011 or for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Net foreign currency exchange transaction gains or losses are included as a component of other income (loss), net, in the Company’s condensed consolidated statements of operations for the three and nine months ended March 31, 2011.

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

Restricted Cash

Restricted cash has historically included amounts deposited as collateral per the terms of contracts with customers requiring that deposited cash amounts be secured via letters of credit until delivery of the CyberKnife unit occurs. At March 31, 2011 and June 30, 2010, restricted cash balance represents funds held to guarantee funding of certain foreign taxes.

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

For the three months ended March 31, 2011, there was one customer that represented 14% of total net revenue.  For the nine months ended March 31, 2011 and 2010, and the three months ended March 31, 2010, there were no customers that represented 10% or more of total net revenue. The Company had one customer who constituted 18% of the Company’s net accounts receivable at March 31, 2011.  No customer accounted for 10% or more at June 30, 2010.

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

In the first quarter of fiscal 2011, the Company adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2009-13”) (formerly Emerging Issues Task Force (“EITF”) Issue 08-1) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to Financial Accounting Standards Board (“FASB”) ASC Topic 985, Software) (“ASU 2009-14”) (formerly EITF 09-3).  The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company adopted these new standards on a prospective basis; therefore, they apply only to revenue arrangements entered into or materially modified beginning July 1, 2010. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had an insignificant impact on the Company’s reported net revenue since the first quarter of fiscal 2011 as compared to net revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect in the prior year.

Under the new accounting guidance, in evaluating the revenue recognition for agreements which contain multiple deliverables, the Company determined that in certain instances it was not able to establish VSOE for all deliverables in an arrangement as the Company infrequently sells each element on a stand-alone basis, does not price products within a narrow range, or has a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence (“TPE”). TPE is determined based on competitors’ prices for similar deliverables when sold separately. Generally, the Company’s offerings contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitors’ products’ selling prices are on a stand-alone basis. Therefore, the Company typically is not able to determine TPE.

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

The Company has a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenues from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. The Company’s multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable or group of software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance.

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

CyberKnife system sales with legacy service plans

For sales of CyberKnife systems with PCS arrangements entered into prior to the first quarter of fiscal 2011 and not materially modified after the adoption of ASU 2009-13 and ASU 2009-14 that included rights to specified or committed upgrades for which the Company had not established VSOE of fair value, all revenue and cost of revenue related to the CyberKnife systems and subsequent PCS was deferred. Once all such upgrade obligations had been delivered, all accumulated and deferred revenue and cost of revenue for the CyberKnife systems and related PCS began to be recognized ratably over the remaining life of the PCS arrangement.

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

CyberKnife system sales with nonlegacy service plans

Currently, the Company sells CyberKnife systems with PCS contracts that provide for upgrades when and if they become available. The Company has established VSOE of the fair value of PCS in these circumstances. For arrangements entered into or materially modified after June 30, 2010, with multiple elements that include the CyberKnife system, installation services, training services and a PCS service agreement, the Company recognizes revenue for the CyberKnife system and installation services, if applicable, by application of the relative selling price method for all elements in the arrangement, including PCS. If the Company is responsible for installation, the Company recognizes revenue only after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery.

Other revenue

Other revenue primarily consists of research and development and construction contract revenues.

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

Shared ownership program

The Company also enters into arrangements under its shared ownership program with certain customers. Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the CyberKnife system, either at the end of the contractual period or in advance, at the customer’s request, at pre-determined prices. Under the terms of such program, the Company retains title to its CyberKnife system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront non-refundable payments and minimum monthly payments from the customer are recognized as revenue over the contractual period. Additional revenues beyond the minimum payments from the shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues in the condensed consolidated statements of operations.  The Company recognized $0.3 million and $1.9 million for the three and nine months ended March 31, 2011, respectively, of revenue from the shared ownership program.  The Company recognized $0.5 million and $1.4 million for the three and nine months ended March 31, 2010, respectively, of revenue from the shared ownership program.

Future minimum revenues under shared ownership arrangements as of March 31, 2011 are as follows (in thousands):

2011 (remaining three months)	$199
2012	794
2013	734
2014	554
2015	693
Total	$2,974

Total usage-based fee revenues, which are included in shared ownership program revenue, earned from the CyberKnife systems under the shared ownership program amounted to $0.1 million and $0.2 million for the three and nine months ended March 31, 2011, respectively.

Under the terms of the shared ownership program, the customer has the option to purchase the CyberKnife system at predetermined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement.  There were no sales conversions of the Company’s shared ownership system during the three months ended March 31, 2011.  Product revenue of $3.6 million was recognized during the nine months ended March 31, 2011 from the sale of one CyberKnife system that was formerly a part of the Company’s shared ownership program.

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

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets with indefinite lives are not amortized. Intangible assets with determinable useful lives are amortized on a straight line basis over their useful lives. Goodwill and purchased intangible assets resulted from the Company’s January 2005 acquisition of the High Energy Systems Division (“HES”) of American Science and Engineering, Inc. (“AS&E”). The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. The Company performs an annual test for impairment of goodwill and intangible assets with indefinite lives, and interim tests if indications of potential impairment exist. As of March 31, 2011, there were no indicators of impairment.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing the fair value of all stock-based payment awards made to employees based on the estimated grant date fair values, including employee stock options, restricted stock awards and the employee stock based purchase plan. The Company uses the Black-Scholes option pricing model to estimate the value of employee stock options which requires a number of significant estimates to determine the model inputs. These include the expected volatility of the stock’s market price, the expected term of the stock-based awards, the expected risk free rate of interest and any dividend yields. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates and adjusts forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option life, the Company concluded that its historical price volatility does not provide a reasonable basis for input assumptions within its Black-Scholes valuation model when determining the fair value of its stock options. As a result, expected volatility is based on the historical volatility of a peer group of publicly traded companies.  The Company continues to use the “simplified” method for the estimated term of the awards.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. Common stock equivalent shares, which are based on the number of shares underlying outstanding stock options and, restricted stock units, or RSUs, are included in the calculation of diluted net income per share unless the effect of their inclusion would be anti-dilutive. For the three months ended March 31, 2011 and 2010, 4,902,833 and 3,984,761 of anti-dilutive weighted shares, respectively, were excluded from the calculation of common stock equivalent shares.  For the nine months ended March 31, 2011 and 2010, 5,964,412 and 4,168,715 of anti-dilutive weighted shares, respectively, were excluded from the calculation of common stock equivalent shares.

The following table sets forth the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income (loss)	$(1,160)	$2,272	$(1,702)	$(2,179)
Denominator:
Basic weighted-average shares outstanding	59,960	57,851	59,298	57,352
Stock options and restricted stock units	—	2,619	—	—
Diluted weighted-average shares of common stock and equivalent outstanding	59,960	60,470	59,298	57,352
Basic net income (loss) per share:	$(0.02)	$0.04	$(0.03)	$(0.04)
Diluted net income (loss) per share:	$(0.02)	$0.04	$(0.03)	$(0.04)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on investments that have been excluded from the determination of net income (loss). Comprehensive income (loss) for the three and nine months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income (loss)	$(1,160)	$2,272	$(1,702)	$(2,179)
Unrealized loss on investments	(25)	(186)	(23)	(333)
Foreign currency translation	135	(22)	179	(21)
Comprehensive income (loss)	$(1,050)	$2,064	$(1,546)	$(2,533)

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

The Company markets its products in the United States and internationally through its direct sales force and indirect distribution channels. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Americas (including Puerto Rico)	$28,010	$30,243	$89,971	$106,116
Europe	18,395	17,161	38,920	42,097
Asia (excluding Japan)	3,485	3,280	10,506	5,026
Japan	4,857	1,256	7,664	6,598
Total	$54,747	$51,940	$147,061	$159,837

Recent Accounting Pronouncement

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications under this ASU are effective over a period of two fiscal years, for interim and annual reporting periods beginning after December 15, 2009 and for annual reporting periods after December 15, 2010. The first adoption date updates under ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements. The adoption of the second date of updates is not expected to have a material impact on the Company’s consolidated financial statements.

3. Collaboration Agreement

In June 2010, the Company entered into a Strategic Alliance Agreement, or the Alliance Agreement, with Siemens AG, or Siemens, pursuant to which (1) the Company agreed to grant Siemens certain distribution rights to CyberKnife systems, (2) Siemens agreed to incorporate certain technology of the Company into certain of its linear accelerator products, the combined products being known as the Cayman Products, and (3) a research and development relationship was created between the Company and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future.

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

During the quarter ended December 31, 2010, Siemens reorganized its Healthcare division. To date, Siemens and the Company have not yet agreed on the definition of a specification for the first Cayman Product as originally anticipated, therefore little development work and no milestone payments have occurred.  The Company has had discussions with the new management within Siemens Healthcare regarding this project and they have indicated that they are reviewing their plans and considering the potential impact of our announced agreement to acquire TomoTherapy.

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

During the three and nine months ended March 31, 2010, the Company recorded a total unrealized loss of $0.2 million and $1.0 million, respectively, for a total fair value of the put option of $0.4 million as of March 31, 2010. During the three and nine months ended March 31, 2010, $0.2 million and $1.2 million, respectively, of unrealized gain in fair value of the ARS resulted in a net unrealized gain of $0.1 million and $0.3 million, respectively, to other income, net.  During the three and nine months ended March

31, 2010, UBS redeemed $0.2 million and $0.4 million, respectively, of the ARS, which generated realized gains that were not material. No activity related to the fair value of the put option is included in the Company’s condensed consolidated statement of operations for the three and nine months ended March 31, 2011 due to the liquidation at par value of the underlying ARS securities as of June 30, 2010.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial instruments that were accounted for at fair value on a recurring basis at March 31, 2011 and June 30, 2010, according to the valuation techniques the Company used to determine their fair values (in thousands):

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2011	Level 1	Level 2
Money market funds	$17,963	$17,963	$—
Corporate notes	24,632	—	24,632
Commercial paper	42,558	—	42,558
U.S. government agency securities	22,213	—	22,213
Total	$107,366	$17,963	$89,403

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2010	Level 1	Level 2
Money market funds	$1,104	$1,104	$—
Corporate notes	34,992	—	34,992
Commercial paper	22,513	—	22,513
U.S. government agency securities	43,774	—	43,774
Total	$102,383	$1,104	$101,279

As of March 31, 2011 and June 30, 2010, the Company had no assets or liabilities using Level 3 inputs.

Investments in marketable securities classified as available-for-sale by security type at March 31, 2011 and June 30, 2010, consisted of the following (in thousands):

	March 31, 2011
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$38,753	$12	$(7)	$38,758
Corporate notes	24,630	9	(7)	24,632
U.S. government agency securities	22,204	9	—	22,213
Total short-term investments	$85,587	$30	$(14)	$85,603

	June 30, 2010
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$21,126	$—	$(11)	$21,115
Corporate notes	34,957	64	(29)	34,992
U.S. government agency securities	43,761	15	(2)	43,774
Total short-term investments	$99,844	$79	$(42)	$99,881

As of March 31, 2011 and June 30, 2010, the Company had no long-term investments in marketable securities classified as available-for-sale.

All of the Company’s investments with continuous unrealized losses have been in an unrealized loss position for less than twelve months at March 31, 2011. The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2011 were temporary in nature.

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

Commercial paper. Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 130 days. The total fair value of commercial paper held as of March 31, 2011 of $42.6 million includes $3.8 million of money market funds invested in commercial paper which is classified as cash equivalents. The total fair value of commercial paper held as of June 30, 2010 of $22.5 million includes $1.4 million of money market funds invested in commercial paper which is classified as cash equivalents.  The portion in cash and cash equivalents represents highly liquid debt instruments with insignificant interest rate risk and maturities of 90 days or less at the time of purchase. The market approach was used to value the Company’s commercial paper. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

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

5. Balance Sheet Components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31,	June 30,
	2011	2010
Accounts receivable	$44,888	$37,861
Unbilled fees and services	208	209
	45,096	38,070
Less: Allowance for doubtful accounts	(225)	(115)
Accounts receivable, net	$44,871	$37,955

 Inventories

Inventories consist of the following (in thousands):

	March 31,	June 30,
	2011	2010
Raw materials	$18,791	$13,683
Work-in-process	6,127	5,987
Finished goods	9,490	8,516
Total inventories	$34,408	$28,186

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	June 30,
	2011	2010
Furniture and fixtures	$3,705	$3,628
Computer and office equipment	12,438	8,297
Leasehold improvements	8,023	7,771
Machinery and equipment	16,963	15,291
CyberKnife shared ownership systems	3,712	5,216
Construction In Progress	1,201	1,927
	46,042	42,130
Less: Accumulated depreciation and amortization	(29,528)	(27,446)
Property and equipment, net	$16,514	$14,684

Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2011 was $1.5 million and $4.3 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2010 was $1.6 million and $5.3 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program as of March 31, 2011 and June 30, 2010 was $2.0 million and $1.8 million, respectively.

During the third quarter of fiscal 2011, the Company implemented a new enterprise resource planning information system for $3.8 million. The costs were primarily related to license and consulting fees and were previously capitalized as construction in progress.

Of the $1.2 million recorded in construction in progress at March 31, 2011, $0.5 million was related to leasehold improvements and $0.4 million was related to machinery and equipment.

6. Investment

On July 29, 2008, the Company and Morphormics entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company’s treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company’s equity was considered to be at risk and was deemed not sufficient to finance Morphormics’ current product development activities without additional subordinated financial support. In addition, the Company was deemed to be Morphormics’ primary beneficiary, therefore, it would absorb a majority of expected losses. The Company consolidated Morphormics in its financial results. The consolidation of Morphormics’ assets and liabilities did not have a material effect on the Company’s consolidated balance sheet at June 30, 2010.  The Company recorded losses on this investment for the three and nine months ended March 31, 2010 of $0.1 million and $0.5 million, respectively. As of June 30, 2010, the investment amount had been substantially utilized by Morphormics.

Effective July 1, 2010, the determination of primary beneficiary status has changed from a quantitative approach to a qualitative approach under which the Company is no longer considered the primary beneficiary of Morphormics.  The Company has deconsolidated Morphormics’ assets and liabilities from its consolidated balance sheet as of July 1, 2010.  The deconsolidation of the Company’s investment in Morphormics resulted in a net cumulative-effect adjustment to accumulated deficit of $27,000 on the Company’s condensed consolidated balance sheet.

As of July 1, 2010, the Company determined the fair value of the investment using an income approach. The assumptions for the valuation included historical financial data, operating projections, estimated future cash flows and an adjustment for lack of liquidity.

7. Contingencies

Litigation

On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions were consolidated. The consolidated complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s operations and seek unspecified monetary damages and other relief. On August 31, 2010, the Court granted defendants’ motion to dismiss the consolidated complaint and granted plaintiffs leave to file an amended complaint.   On September 27, 2010, plaintiffs filed an amended complaint.  The amended complaint names the Company and certain of its current and former officers and directors as defendants and generally alleges that the defendants made false or misleading public statements regarding the Company’s operations. The amended complaint seeks unspecified monetary damages and other relief.  Defendants filed a motion to dismiss the amended complaint. On April 28, 2011, the parties filed a stipulation of settlement with the court, providing for the settlement of the litigation for a payment of $13.5 million covered by insurance.  The settlement is subject to notice to the members of the class and the approval of the court.

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

On November 24, 2009, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of the Company’s current and former officers and directors.  The Company is named as a nominal defendant.  Three other shareholder derivative lawsuits were filed in the same court on November 30, 2009, December 1, 2009 and March 16, 2010.  These actions have been consolidated.  The amended consolidated complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company’s business and financial performance, and that certain defendants also violated federal and California securities laws.  The amended consolidated complaint seeks unspecified monetary damages and other relief. On August 31, 2010, the Court granted defendants’ motion to dismiss, with leave to amend.  On September 27, 2010, plaintiffs filed a notice of their intent not to file an amended complaint.   On October 6, 2010, judgment was entered and the action dismissed.  Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on November 8, 2010.  On March 15, 2011, the parties filed a joint motion to voluntarily dismiss the appeal without prejudice and to remand the action to the district court for consideration of the settlement.  On March 16, 2011, the parties filed their Stipulation of Settlement and plaintiffs filed an unopposed motion for approval of the settlement.  A hearing on final approval of the settlement was held on May 5, 2011. The court approved the settlement for a payment of $0.8 million which will be fully covered by insurance, and entered final judgment on May 6, 2011.

On February 14, 2011, a purported shareholder filed a complaint in Santa Clara County Superior Court naming as defendants certain of the Company’s current and former officers and directors.  The Company is named as a nominal defendant. The complaint generally copied the allegations of the federal derivative action and also alleged that a litigation demand concerning such allegations was wrongfully denied.  On March 24, 2011, the plaintiff filed an amended complaint.  On April 28, 2011, the Company and a number of individual defendants filed demurrers to the amended complaint.

On March 15, 2011, two purported class action complaints were filed in the Circuit Court for the State of Wisconsin, Dane County, on behalf of a putative class of TomoTherapy Incorporated (“TomoTherapy”) shareholders and naming as defendants TomoTherapy, TomoTherapy’s board of directors, the Company and Jaguar Acquisition, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”).  The complaints generally allege that, in connection with the Company’s proposed merger transaction with TomoTherapy, TomoTherapy’s board breached their fiduciary duties by, among other things, failing to maximize the value of TomoTheapy to its shareholders and purportedly agreeing to certain terms in the merger agreement which are allegedly preclusive and onerous.  The complaints further allege that the Company and Merger Sub aided and abetted TomoTherapy’s board of directors in their alleged breaches of fiduciary duties.  The plaintiffs seek, among other things, an injunction barring consummation of the merger, rescission or recessionary damages, costs and attorneys’ fees. The Company and Merger Sub were dismissed from the litigation without prejudice on April 19, 2011.

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

On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. On December 2, 2010, the Court granted the Company’s motion to dismiss, with leave to amend.  On December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringes U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. Best Medical is seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

As of March 31, 2011, the Company has not recorded any liabilities for the above referenced lawsuits as we are unable to determine if a loss is probable or estimable with the exception of the shareholder lawsuits which are fully covered by the Company’s insurance polices.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that are probable losses as of March 31, 2011.

8. Stock-Based Compensation

The following table summarizes the stock-based compensation charges included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Cost of revenue	$242	$492	$886	$1,168
Selling and marketing	155	(84)	512	1,379
Research and development	499	636	1,793	1,937
General and administrative	1,048	839	3,204	3,753
	$1,944	$1,883	$6,395	$8,237

At March 31, 2011 and June 30, 2010, capitalized stock-based compensation costs of $0.3 million and $0.2 million, respectively, were included as components of inventories.

9. Goodwill and Other Purchased Intangibles

Goodwill and other intangible assets resulted from the Company’s January 2005 acquisition of the HES division of American Science and Engineering, Inc. The Company integrated this operation into its existing manufacturing operation. HES had been the sole source manufacturer of the linear accelerator used in the CyberKnife system. The Company performed the annual test for impairment of goodwill in December 2010 concluding that there was no impairment of goodwill. The amortization expense related to intangible assets for the three months ended March 31, 2011 and 2010 was $0.1 million and $0.1 million, respectively. The following table represents the gross carrying amounts and accumulated amortization of amortized intangible assets at March 31, 2011 and June 30, 2010 (in thousands):

	March 31,	June 30,
	2011	2010
Complete technology	$1,740	$1,740
Customer contract / relationship	70	70
	1,810	1,810
Less: Accumulated amortization	(1,616)	(1,422)
Intangible assets, net	$194	$388

The following table represents the estimated useful life of the intangible assets subject to amortization:

Years
Amortized Intangible Assets:
Complete technology	7.0
Customer contract / relationship	7.0

The estimated future amortization expense of purchased intangible assets as of March 31, 2011, is as follows (in thousands):

Year ending June 30,
2011 (remaining three months)	$65
2012	129
Total	$194

10. Subsequent Event

On March 6, 2011, the Company agreed to acquire TomoTherapy for approximately $268.1 million in cash and shares of the Company’s common stock. Upon the closing of the acquisition, the Company will pay $3.15 in cash and 0.1648 shares of the Company’s common stock for each issued and outstanding share of TomoTherapy’s common stock.  The acquisition of TomoTherapy is expected to close in the fourth quarter of fiscal 2011 or the first quarter of fiscal 2012, but remains subject to certain customary closing conditions.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2011 and results of operations for the three and nine months ended March 31, 2011 and 2010 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including statements regarding the extent and timing of future revenues and expenses, statements regarding reimbursement rates, statements regarding regulatory requirements, statements regarding future orders, statements regarding our strategic alliance with Siemens AG, statements regarding the manufacture and deployment of our products, statements regarding market position, sales cycle, revenues, earnings or other financial results, statements regarding the proposed transaction with TomoTherapy, including the estimated dates for closing, and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof.  Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part II, Item 1A of this quarterly report on Form 10-Q. We encourage you to read that section carefully. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated.

Recent Developments

On March 6, 2011, we entered into an Agreement and Plan of Merger, with TomoTherapy Incorporated, a Wisconsin corporation (“TomoTherapy”) and Jaguar Acquisition, Inc., a Wisconsin corporation and wholly-owned subsidiary of Accuray (“Merger Sub”).  Pursuant to the terms of the definitive agreement, and subject to the satisfaction or waiver of closing conditions, including the approval of TomoTherapy’s shareholders, receipt by TomoTherapy of certain third-party consents and the deposit by TomoTherapy of $65.0 million in cash into a TomoTherapy account with the exchange agent, Merger Sub will merge with and into TomoTherapy, and TomoTherapy will become a wholly owned subsidiary of the Company (the “Transaction”).  If the Transaction were to close, we would pay to TomoTherapy stockholders approximately $268.1 million, or $4.80 per share of TomoTherapy common stock, in a combination of cash ($3.15 per share) and stock (0.1648 shares of Accuray common stock per share of TomoTherapy common stock), subject to adjustment.  The Merger Agreement contains certain customary termination rights for each of TomoTherapy and the Company, and under certain circumstances, TomoTherapy will be required to pay a termination fee of $8.0 million and under other circumstances, TomoTherapy will be required to reimburse us up to $1.5 million in expenses.

TomoTherapy is the creator of advanced radiation therapy solutions for cancer care.  TomoTherapy, together with its affiliates, develops, manufactures, markets and sells advanced radiation therapy solutions to treat a wide range of cancer types.  TomoTherapy markets its products to hospitals and cancer treatment centers in the Americas, Europe, the Middle East and Asia-Pacific and offers customer support services in each region directly or through third-party distributors.  TomoTherapy’s common stock is traded on NASDAQ under the symbol “TOMO.”  As of December 31, 2010, TomoTherapy had $270.0 million of assets, including $152.0 million in cash, cash equivalents and short term investments, and $163.0 million in shareholders’ equity.

The closing of the Transaction, subject to satisfaction or waiver of all closing conditions, is expected to occur in June or July of 2011.  For more detailed information, including benefits, risks and uncertainties regarding the Transaction, please see our Registration Statement on Form S-4 filed with the SEC on April 7, 2011, as amended, declared effective on May 6, 2011.

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

In July 1999, we obtained 510(k) clearance from the United States Food and Drug Administration, or FDA, to market the CyberKnife system for the treatment of tumors and certain other conditions in the head, neck and upper spine. In August 2001, we received FDA clearance for the treatment of tumors anywhere in the body where radiation treatment is indicated. In September 2002, we received a CE mark for the sale of the CyberKnife system in Europe. CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive.  We received approval for full-body treatment in Japan in June 2008; previously our CyberKnife regulatory approvals in Japan were limited to treatment for indications in the head and neck. The CyberKnife system has also been approved for various indications in Korea, Taiwan, China and other countries. To date, our CyberKnife system has been used to deliver more than 117,000 patient treatments.

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

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in Paris, France, Hong Kong, China, Tokyo, Japan, Madrid, Spain, New Delhi, India, Singapore, Moscow, Russia, Munich, Germany, Istanbul, Turkey and London, UK. As of March 31, 2011, we had 41 employees in our sales organization.

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

Our CyberKnife systems are either sold to our customers or placed with our customers pursuant to our shared ownership program. As of March 31, 2011, we had 226 CyberKnife systems installed at customer sites, including 223 sold and three pursuant to our shared ownership program. Of the 226 systems installed, 140 are in the Americas, 49 are in Asia and 37 are in Europe.

We generate revenue from sales of products and by providing ongoing services and upgrades to customers following installation of the CyberKnife system. The current United States price for the CyberKnife system typically includes initial training, installation, and a warranty up to two years. We also offer optional hardware and software when and if available, technical enhancements and upgrades to the CyberKnife system, as part of our multiyear service plans. Currently, our most comprehensive service program is our Diamond program, which consists of both our Diamond Elite multiyear service plan, or original Diamond Plan, and our new Diamond Plus multiyear service plan, or Diamond Plus Plan.  We introduced our Diamond Plus Plan in the United States during the quarter ended September 30, 2010, and since its implementation, new U.S. customers may purchase the Diamond Plus Plan. Under our original Diamond Plan, customers are eligible to receive up to two upgrades (software or hardware only) per year, when and if available, and under our Diamond Plus Plan, customers are eligible to receive up to twenty upgrades (hardware or software) per year, when and if available, or support services, or a combination of upgrades and support services.  Each upgrade available under the Diamond Plus Plan has a value equal to one-tenth the value of the upgrades available under the original Diamond Plan. Prior to introducing our original Diamond Plan, we offered our Platinum service plan which provided specified future upgrade obligations. For systems sold with a Platinum service plan, all revenue, including CyberKnife product and service revenue, is deferred until all upgrade obligations have been satisfied and then is recognized ratably over the remaining life of the Platinum service contract. As of March 31, 2011 and 2010, 176 out of 180 and 141 out of 153, respectively, of our customers with service plans had purchased non-Platinum service plans.

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

The Platinum plan obligates us to deliver, when available, up to two upgrades per year during the term of the contract. We have not established fair value for those future obligations; hence, generally accepted accounting principles in the United States, or GAAP in place at the time we entered into these agreements, requires that we cannot begin to recognize any of the revenue or cost of sales derived from the sale of the CyberKnife system sold with our Platinum plan or the associated service plan until all upgrade obligations have been fulfilled. Therefore, the payments made by our customers who have our legacy Platinum plan are categorized as deferred revenue. Once we fulfill all upgrade obligations with respect to a specific Platinum plan, we ratably recognize the revenue and related cost of sales from the sale of that specific CyberKnife system and the Platinum plan over the remaining life of the contract.  As of the end of June 2010, we had installed the final upgrades on all systems sold under Platinum agreements.  We anticipate that we will satisfy our final obligations under the remaining Platinum service plans mainly during fiscal 2011, with an immaterial amount to complete in fiscal 2012.

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

Shared Ownership Program Revenue

We recognize revenue, consisting of a minimum monthly payment, monthly from our shared ownership program. We also recognize usage-based revenue in excess of the monthly minimum based on usage reports from our customers. We recognized revenue from our shared ownership program of $0.3 million and $1.9 million for the three and nine months ended March 31, 2011, respectively.  We recognized revenue from our shared ownership program of $0.5 million and $1.4 million for the three and nine months ended March 31, 2010, respectively.  In limited cases, we received nonrefundable upfront payments from shared ownership program customers which are treated as deferred revenue and recognized over the term of the contract.

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

For international sales, we recognize revenue once we have met all of our obligations associated with the purchase agreement, other than for undelivered elements at their relative selling price. In situations where we are directly responsible for installation, we recognize revenue once we have installed the CyberKnife system and have confirmed performance against specification. For sales through distributors, we recognize revenue upon shipment provided that we have received proof of sell-through to the end user from the distributor and that all of our remaining obligations have been satisfied. Net revenue from international customers was $26.7 million and $57.1 million for the three and nine months ended March 31, 2011, respectively. Net revenue from international customers was $21.7 million and $53.7 million for the three and nine months ended March 31, 2010, respectively. The increase in international revenue for the three months ended March 31, 2011 was a result principally from the increase in orders in the Europe and Japan regions.

Backlog

Backlog consists of the sum of deferred revenue, future un-invoiced payments that our customers are contractually committed to make, signed, non-contingent CyberKnife system sale agreements that meet the detailed criteria set forth below, service plans and minimum payment requirements associated with our shared ownership program. In order for a CyberKnife system sale agreement to be counted as backlog, it must meet the following criteria:

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

Included in customers’ agreements to purchase a CyberKnife system is an option to select the type and term of service coverage that they desire. Backlog includes the value of this service coverage selected by customers in their original agreement to purchase a CyberKnife system. Before installation of the CyberKnife system is complete and service commences, the customer must complete and sign a separate service agreement for service coverage (i.e., Diamond or Emerald service). If at the time of signing the service agreement a customer selects a different type of service than the option selected in the CyberKnife system purchase agreement, our backlog is adjusted to reflect the service agreement the customer signed.

At March 31, 2011 and 2010, our backlog was approximately $414.3 million and $350.0 million, respectively.  Of the total backlog, $160.1 million and $124.9 million represented CyberKnife system sales at March 31, 2011 and 2010, respectively, and $254.2 million and $225.1 million represented revenue from service plans and other recurring revenues at March 31, 2011 and 2010, respectively.  We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided.

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

Deferred Revenue—Platinum Multiyear Service Plans.  We are required to defer all of the revenue associated with our Platinum plan, until we have satisfied all of the specified obligations related to the delivery of upgrades to the CyberKnife system during the life of the service plan. This includes deferring revenue for the cash received for the purchase of the CyberKnife system and Platinum service plans until we have delivered all upgrades which the customer is eligible to receive. Once we have satisfied our obligations for delivery of upgrades under the plan, we recognize revenue ratably over the remaining life of the service contract term. We have not offered the Platinum service plan to new customers since we phased it out when we introduced our original Diamond plan in November 2005. As of the end of June 2010, we had installed the final upgrades on all systems sold under Platinum agreements.

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

Three and Nine Months Ended March 31, 2011 Compared to Three and Nine Months Ended March 31, 2010

Net Revenue

	Three Months Ended				Nine Months Ended
	March 31,		Variance in	Variance in	March 31,		Variance in	Variance in
(Dollars in thousands)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Products	$35,249	$33,783	$1,466	4%	$88,915	$99,815	$(10,900)	(11)%
Shared ownership program	335	484	(149)	(31)%	1,856	1,421	435	31%
Services	18,253	17,545	708	4%	54,833	57,887	(3,054)	(5)%
Other	910	128	782	611%	1,457	714	743	104%
Net Revenue	$54,747	$51,940	$2,807	5%	$147,061	$159,837	$(12,776)	(8)%

Total net revenue for the three months ended March 31, 2011 increased $2.8 million from the three months ended March 31, 2010.  Excluding revenue recognized for systems sold under our Platinum plan, we recognized $35.0 million and $31.7 million of product revenue for the three months ended March 31, 2011 and 2010, respectively.  Excluding revenue under Platinum service agreements, service revenue totaled $17.9 million for the three months ended March 31, 2011, up $2.7 million from the three months ended March 31, 2010 as a result of continued growth in our installed base covered by service plans. As of March 31, 2011 and 2010, 176 out of 180 and 141 out of 153 of our customers that had purchased service plans, respectively, had purchased non-Platinum service plans.

We recognized $0.6 million of revenue for the three months ended March 31, 2011 from systems sold under our Platinum plan, consisting of $0.2 million for product revenue and $0.4 million for service revenue. All Platinum product revenue for this period was deferred from prior periods. Platinum service revenue for this period included $0.3 million deferred from prior periods. By comparison, we recognized $4.5 million of revenue for the three months ended March 31, 2010 from systems sold under our Platinum plan, including $2.1 million for product revenue and $2.4 million for service revenue.  All Platinum product revenue for the three months ended March 31, 2010 was deferred from prior periods. Platinum service revenue for this period included $1.4 million deferred from prior periods. As of June 30, 2010, we had satisfied all upgrade delivery obligations on all units sold under our Platinum plan. Once all upgrade delivery obligations have been satisfied, revenue is recognized over the remaining term of the contract service term.

Total net revenue for the nine months ended March 31, 2011 decreased $12.8 million from the nine months ended March 31, 2010.  Excluding revenue recognized for systems sold under our Platinum plan, we recognized $87.1 million and $88.9 million of product revenue for the nine months ended March 31, 2011 and 2010, respectively.  Excluding revenue under Platinum service agreements, service revenue totaled $51.9 million for the nine months ended March 31, 2011, up $6.9 million from the nine months ended March 31, 2010 as a result of continued growth in our installed base covered by service plans.

We recognized $4.8 million of revenue for the nine months ended March 31, 2011 from systems sold under our Platinum plan, consisting of $1.8 million for product revenue and $3.0 million for service revenue. All Platinum product revenue for this period was deferred from prior periods. Platinum service revenue for this period included $1.7 million deferred from prior periods. By comparison, we recognized $23.9 million of revenue for the nine months ended March 31, 2010 from systems sold under our Platinum plan, including $10.9 million for product revenue and $13.0 million for service revenue.  All Platinum product revenue for this period was deferred from prior periods. Platinum service revenue for this period included $5.1 million deferred from prior periods.

We anticipate our non-Platinum revenue to continue to grow in future periods, while we expect Platinum revenue to decrease in future periods as these legacy arrangements lapse. Additionally, we expect our service revenue to increase as our installed base continues to grow.

Gross Profit (Loss)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010
	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net
	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)
Gross profit (loss)	$27,313	49.9%	$25,376	48.9%	$75,016	51.0%	$72,960	45.6%
Products	$21,135	60.0%	$19,353	57.3%	$54,407	61.2%	$53,177	53.3%
Shared ownership program	$250	74.6%	$256	52.9%	$1,477	79.6%	$544	38.3%
Services	$6,101	33.4%	$5,739	32.7%	$19,436	35.4%	$19,028	32.9%
Other	$(173)	-19.0%	$28	21.9%	$(304)	-20.9%	$211	29.6%

Gross margin as a percentage of net revenue was relatively unchanged in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Gross margin as a percentage of net revenue for the nine months ended March 31, 2011 increased from 45.6% to 51.0% compared to the nine months ended March 31, 2010.  The increase in product, shared ownership program and service gross margin as a percentage of net revenue for the three and nine months ended March 31, 2011 compared to the three and nine months ended March 31, 2010 was primarily the result of an increase in average selling price and decreases in manufacturing costs.  Additionally, service gross margins have increased for the three and nine months ended March 31, 2011 compared to the three and nine months ended March 31, 2010 primarily due to the growth in our installed base coupled with consistent levels of service labor costs and a reduction in service parts costs.

Selling and Marketing

	Three Months Ended				Nine Months Ended
	March 31,		Variance in	Variance in	March 31,		Variance in	Variance in
(Dollars in thousands)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Sales and marketing	$8,127	$7,179	$948	13%	$23,874	$25,891	$(2,017)	(8)%
Percentage of net revenue	14.8%	13.8%			16.2%	16.2%

Selling and marketing expenses for the three months ended March 31, 2011 increased $0.9 million compared to the three months ended March 31, 2010. The increase was primarily attributable to increased tradeshow and marketing events including travel for $0.3 million, an increase in consulting related expenses of $0.3 million principally for the assistance in the announcement and ongoing integration planning of the proposed acquisition of TomoTherapy, and an increase in stock-based compensation expense of $0.2 million.

Selling and marketing expenses for the nine months ended March 31, 2011 decreased $2.0 million compared to the nine months ended March 31, 2010. The decrease was primarily attributable to a decrease in compensation and employee related expenses, including commission, bonus and stock-based compensation of $2.1 million, offset by an increase of $0.2 million in travel related expenses.

We expect marketing expenses may fluctuate from quarter to quarter due to the timing of major marketing events, such as significant trade shows.

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,		Variance in	Variance in	March 31,		Variance in	Variance in
(Dollars in thousands)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Research and development	$9,291	$7,719	$1,572	20%	$26,651	$23,150	$3,501	15%
Percentage of net revenue	17.0%	14.9%			18.1%	14.5%

Research and development expenses for the three months ended March 31, 2011 increased $1.6 million compared to the three months ended March 31, 2010. The increase was primarily attributable to increased consulting fees of $1.1 million for internal development projects, along with sponsorship of clinical research studies, and a net increase of $0.2 million for employee and related expenses, including temporary labor, to support increases in our research and development activities.

Research and development expenses for the nine months ended March 31, 2011 increased $3.5 million compared to the nine months ended March 31, 2010.  The increase was primarily attributable to an increase in compensation and employee related costs, including contract labor, recruiting and relocation of $0.8 million to support ongoing research projects and increased consulting fees of $2.5 million for internal development projects, along with externally sponsored clinical research programs.

We anticipate research and development expense to be higher in the fourth quarter of fiscal year 2011 compared to the previous quarters of fiscal year 2011 due to development projects designed to continue to advance the capabilities of the CyberKnife system.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,		Variance in	Variance in	March 31,		Variance in	Variance in
(Dollars in thousands)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
General and administrative	$10,421	$7,719	$2,702	35%	$27,461	$27,079	$382	1%
Percentage of net revenue	19.0%	14.9%			18.7%	16.9%

General and administrative expenses for the three months ended March 31, 2011 increased $2.7 million compared to the three months ended March 31, 2010.  The increase was primarily attributable to accounting, legal and consulting fees of $2.4 million incurred in connection with our announced proposed acquisition of TomoTherapy.

General and administrative expenses for the nine months ended March 31, 2011 increased $0.4 million compared to the nine months ended March 31, 2010.  The increase was primarily attributable to the accounting, legal and consulting expenses of $2.5 million due to our announced proposed acquisition of TomoTherapy, partially offset by a reduction in rent expense of $0.6 million from our renewed lease agreement, lower outside services expense for consulting, audit and legal fees of $0.9 million, partially associated with decreases in costs incurred by us in the ongoing class action shareholder lawsuit, and a decrease of $0.5 million in stock-based compensation.

We anticipate general and administrative expense to be higher in the fourth quarter of 2011 compared to the previous quarters of 2011 due to the acquisition of TomoTherapy.

Other Income (Loss), Net

	Three Months Ended				Nine Months Ended
	March 31,		Variance in	Variance in	March 31,		Variance in	Variance in
(Dollars in thousands)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Other income (loss), net	$22	$(227)	$249	(110)%	$2,314	$684	$1,630	238%
Percentage of net revenue	0.0%	-0.4%			1.6%	0.4%

Other income (loss), net, increased $0.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The increase was primarily attributable to lower foreign currency transaction losses of $0.4 million, partially offset by a decrease in net interest income of $0.2 million.

Other income (loss), net, increased $1.6 million for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.  The increase was primarily attributable to an increase of $2.8 million related to foreign currency transaction gains as a result of the appreciation of the Euro-U.S. dollar foreign exchange rate and its effects on the remeasurement of balances and translation of transactions denominated in Euros. This was partially offset by a decrease in net interest income of $1.0 million due to lower average interest rates earned on amounts kept in interest bearing accounts during the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010 and a decrease of $0.2 million related to the loss on sale of investments.

Provision for Incomes Taxes

	Three Months Ended				Nine Months Ended
	March 31,		Variance in	Variance in	March 31,		Variance in	Variance in
(Dollars in thousands)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Provision for (benefit from) income taxes	$656	$260	$396	152%	$1,046	$(297)	$1,343	(452)%
Percentage of net revenue	1.2%	0.5%			0.7%	-0.2%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

Income tax expense was $0.7 million for the three months ended March 31, 2011, compared to income tax expense of $0.3 million for the three months ended March 31, 2010.  The increase in tax expense of $0.4 million is primarily related to an increase in corporate earnings of foreign subsidiaries.

Income tax expense was $1.0 million for the nine months ended March 31, 2011, compared to the income tax benefit of $0.3 million for the nine months ended March 31, 2010. The increase in tax expense of $1.3 million is related primarily to a $0.4 million increase in tax expense associated with foreign earnings, and the remaining $0.9 million is related to a benefit realized from the carryback of fiscal year 2009 US alternative minimum tax losses to earlier years during the nine months ended March 31, 2010.

Stock-Based Compensation Expense

Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended March 31, 2011 and 2010 such that expense was recorded only for those stock-based awards that are expected to vest. For the three months ended March 31, 2011 and 2010, we recorded $1.9 million and $1.9 million, respectively, of stock-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan, or ESPP, shares issued and RSUs granted to employees.  For the nine months ended March 31, 2011 and 2010, we recorded $6.4 million and $8.2 million, respectively, of comparable stock-based compensation expense. The decrease in stock-based compensation for the nine months ended March 31, 2011 was primarily attributable to a decrease in fair value of our stock options.

Liquidity and Capital Resources

At March 31, 2011, we had $143.0 million in cash, cash equivalents and marketable securities.  We believe that we have sufficient cash resources and anticipated cash flows to continue in operation for at least the next twelve months.

On March 6, 2011, we signed a definitive agreement to acquire TomoTherapy for $268.1 million in cash and shares of our common stock.  We expect this transaction to close in the fourth quarter of fiscal 2011 or the first quarter of fiscal 2012, but remains subject to certain customary closing conditions. The acquisition agreement is further described in the section entitled “Recent Developments” above.

Cash Flows From Operating Activities

Net cash used in operating activities was $9.1 million for the nine months ended March 31, 2011. Our net loss of $1.7 million contributed to the negative cash flows from working capital changes including a decrease in deferred revenue, net of deferred cost of revenue of $2.3 million, an increase in inventories of $7.8 million, and a decrease in accounts payable of $3.0 million. This was offset primarily by an increase in accounts receivable of $6.2 million. The change in deferred revenue, net of deferred cost of revenue, was primarily due to timing differences between invoicing customers for products and services and the recognition of the invoicing as revenue.  Increases in inventory were due to increases in production while the decrease in accounts payable was due to timing differences between the receipt of goods and service and vendor payments.  Non-cash charges included $6.4 million of stock-based compensation charges, $4.4 million of depreciation and amortization expense, and write-down of inventories of $0.7 million.

Net cash used in operating activities was $12.4 million for the nine months ended March 31, 2010. Our net loss of $2.2 million contributed to the use of cash. Negative cash flow from working capital changes include a decrease in deferred revenue, net of deferred cost of revenue of $15.8 million, a $5.5 million decrease in accounts payable, and a $5.5 million increase in prepaid expenses and other assets, partially offset by a $1.5 million increase in accrued liabilities, a $0.7 million decrease in accounts receivable and a decrease in inventory of $0.6 million. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan, offset partially by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. The decrease in accounts payable was primarily due to a reduction in our operating expenses.  Non-cash charges included $8.2 million of stock-based compensation, $5.6 million of depreciation and amortization expense, and write-down of inventories of $0.3 million.

Cash Flows From Investing Activities

Net cash provided by investing activities was $16.0 million for the nine months ended March 31, 2011, which was primarily attributable to net marketable security activities of $20.1 million, which consisted of $120.8 million of sales and maturities of marketable securities, offset by $100.7 million in purchases, and $4.1 million of cash used for purchases of property and equipment.

Net cash provided by investing activities was $9.5 million for the nine months ended March 31, 2010, which was primarily attributable to net marketable security activities of $12.0 million, which consisted of $86.3 million of sales and maturities of marketable securities, offset by $74.3 million in purchases. We also used $2.5 million of cash for purchases of property and equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities of $4.3 million for the nine months ended March 31, 2011 was attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.

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

• Number and timing of acquisitions and other strategic transactions;

• Costs and resources required for successful integration of TomoTherapy; and

• Upon the closing of the acquisition, we will be able to utilize the cash held by TomoTherapy.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2010. There have been no material changes in those obligations during the current quarter, other than the entering into the definitive agreement relating to the proposed Transaction.

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

All of our significant accounting policies and methods used in the preparation of our condensed consolidated financial statements are described in Note 2, Summary of Significant Accounting Policies, in Notes to the condensed consolidated financial statements.  The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes the critical accounting policies and estimates are those related to revenue recognition, inventory valuation, stock-based compensation, income taxes, legal and other contingencies and corporate bonus accruals.

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

In the first quarter of fiscal 2011, we adopted Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition), or ASU 2009-13, (formerly Emerging Issues Task Force, or EITF, Issue 08-1) and ASU 2009-14, Certain Arrangements That Include Software Elements (amendments to Financial Accounting Standards Board, or FASB, ASC Topic 985, Software), or ASU 2009-14 (formerly EITF 09-3). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We adopted these new standards on a prospective basis; therefore, they apply only to revenue arrangements entered into or materially modified beginning July 1, 2010. The revised guidance primarily provides two significant changes: 1) it requires us to allocate revenues in an arrangement using best estimated selling prices, or BESP, of deliverables if we do not have VSOE or third-party evidence, or TPE, of selling price; and 2) it eliminates the residual method and requires us to allocate revenue using the relative selling price method. The BESP is established considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by our pricing committee, taking into consideration the overall go-to-market pricing strategy. We may modify or develop new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which may result in changes in selling prices, impacting both VSOE and BESP. These factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

Revenue recognition also depends on all or a combination of the timing of shipment, completion of installation, customer acceptance and the readiness of customers’ facilities. If shipments are not made on scheduled timelines, installation schedules are delayed or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

Examples of the impact of these factors include the following. If the shipment of a CyberKnife system sold for $4.0 million was delayed, system revenue would be lowered by this $4.0 million, less any amounts deferred for service, training, or other future deliverables.  If a CyberKnife system was sold for $4.0 million and the sale involved multiple elements including training and service, a 5% change in BESP of the system would result in an insignificant impact to the amount of revenue allocated and recognized as product revenue rather than as service revenue.

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

Stock-Based Compensation Expense

We use the Black-Scholes option valuation model to estimate the fair value of stock options and Employee Stock Purchase Plan shares. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Our expected volatility is derived from the historical volatilities of several unrelated public companies within industries related to our business because we do not have sufficient trading history on our common stock. When making the selections of our peer companies within industries related to our business to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. In addition, as our historical share option exercise experience as a publicly-held entity does not provide a reasonable basis upon which to estimate the expected term, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

We recognize compensation cost for only those shares expected to vest over the requisite service period of the award. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on recent forfeiture activity and expected future employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. During the third quarter of fiscal year 2011, a change to our estimated forfeiture rate by five percentage points would result in an insignificant increase or decrease in overall stock-based compensation expense.

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

Loss Contingencies

As discussed in Note 7, Contingencies, in Notes to condensed consolidated financial statements above, we are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Currently, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect our financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on our results of operations, financial position and cash flows.

Corporate Bonus Expense and Accruals

We record accruals for estimated corporate bonus expense which is paid out in the first quarter of the subsequent fiscal year.  Our expense accruals are based on our forecasted results for three factors: net revenue, pre-tax operating income and orders to backlog. If we underestimate or overestimate any of these factors during a fiscal year, adjustments to bonus expense and accruals may be necessary in subsequent periods during the year. For example, if our actual results as of the end of a fiscal year yielded a bonus attainment that varied by 5% from our prior estimate, we would need to increase or decrease our bonus expense accrual in the fourth quarter of the fiscal year by approximately $0.2 million. Historically, our estimated accrued liabilities have approximated actual expense incurred.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2011, we had $57.3 million of cash and cash equivalents and $85.6 million invested in other financial instruments. Our earnings on interest income generated from our cash and investment balances are affected by changes in interest rates.  We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, and except as described below, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline, which could result in a realized loss if we are forced to sell before their scheduled maturity.  If overall interest rates had risen by 100 basis points, the fair value of our net investment position at March 31, 2011 would have decreased by approximately $0.3 million, assuming consistent levels of investments.

Foreign Currency Exchange Rate Risk

As of March 31, 2011, there were no amounts in deferred revenue for sales contracts for CyberKnife system denominated in a foreign currency in which system revenue will be recognized in future periods. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, it is likely we will sell in the local currency, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Some of our commissions related to sales of the CyberKnife system are payable in Euros. To the extent that management can predict the timing of payments under these contracts that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 our disclosure controls and procedures were effective such that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011.  We note that effective January 1, 2011, we converted to a new Enterprise Resource Planning, or ERP, system, Microsoft AX, to help manage our business, to process transactions, and to record financial activity. We have adapted our processes and procedures to reflect our use of this new ERP system which is an integral element of our internal control over financial reporting.  Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.              Risk Factors.

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.  The descriptions below include any material changes to and supersede the descriptions of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2010 and December 31, 2010. We also refer you to the Risk Factors contained in our Registration Statement on Form S-4 filed with the SEC on April 7, 2011, as amended, declared effective on May 6, 2011.

Risks Related to the Merger Agreement

Combining our business with TomoTherapy may be more difficult, costly or time-consuming than expected, which may adversely affect our results of operations and adversely affect the value of our common stock following the merger.

We have entered into the merger agreement because we believe that the merger will be beneficial to our company and our stockholders. The success of the merger will depend, in part, on our and TomoTherapy’s ability to realize the anticipated benefits from combining our businesses. To realize these anticipated benefits, we must successfully combine our businesses in an efficient and effective manner. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected.

We and TomoTherapy have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our or TomoTherapy’s ability to maintain relationships with customers, employees, suppliers and other business partners following the merger or to achieve the anticipated benefits of the merger. Specifically, issues that must be addressed in integrating the operations of TomoTherapy into our operations in order to realize the anticipated benefits of the merger include, among other things:

•                  integrating and optimizing the utilization of the properties, equipment, suppliers, distribution channels, manufacturing, marketing, promotion and sales activities and information technologies of TomoTherapy and us;

•                  consolidating corporate and administrative infrastructures of TomoTherapy and us;

•                  coordinating geographically dispersed organizations of TomoTherapy and us;

•                  retaining existing customers and attracting new customers of TomoTherapy and us; and

•                  conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies.

Integration efforts between the two companies will also divert management attention and resources. An inability to realize the full extent of the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect upon our results of operations, which may affect adversely the value of our common stock after the completion of the merger.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate TomoTherapy’s operations into our own or to realize the anticipated benefits of the integration of the two companies.

Any delay in completing the merger may substantially reduce the benefits that we expect to obtain from the merger.

The merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. There can be no assurance that all approvals will be obtained nor that all conditions will be satisfied.  We cannot predict whether or when the conditions required to complete the merger will be satisfied. The requirements for obtaining the required clearances and approvals could delay the Effective Time for a significant period of time or prevent it from occurring at all. Moreover, we and TomoTherapy may terminate the merger agreement if the merger is not consummated by September 30, 2011, or, in certain circumstances, by October 31, 2011. Any delay in completing the merger may materially adversely affect the synergies and other benefits that we expect to achieve if the merger and the integration of the companies’ respective businesses are completed within the expected timeframe.

Uncertainties associated with the merger may cause a loss of employees and may otherwise affect our future business and operations.

Our success after the merger will depend in part upon our ability to retain our and TomoTherapy’s key employees.  Prior to the merger, our and TomoTherapy’s employees may experience uncertainty about their roles with the Company following the merger. Employees of TomoTherapy who we retain following the merger may also experience similar uncertainty after the completion of the merger. This may adversely affect the ability of each of TomoTherapy and us to attract or retain key management, sales, technical and other personnel. Key employees of TomoTherapy and the Company may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the merger. As a result, we may not be able to attract or retain key employees of the Company and TomoTherapy following the merger to the same extent that we and TomoTherapy have been able to attract or retain our and their own employees in the past, which could have a negative impact on our business following the merger. If key employees depart, the integration of the companies may be more difficult, and our business following the merger could be materially harmed.

The market price of our common stock after the merger may be affected by factors different from those affecting the shares of our common stock prior to the merger.

Our and TomoTherapy’s businesses differ in many respects including product offerings and relationships with customers and suppliers, and accordingly, our results of operations following the merger and the market price of shares of our common stock after the merger may be affected by factors different from those currently affecting our results of operations.

We will incur significant costs in connection with the merger.

We expect to incur approximately $8.0 million of out-of-pocket costs associated with the merger, consisting primarily of financial, legal and accounting fees and expenses. Through the quarter ended March 31, 2011, we have incurred approximately $2.6 million related to the merger. Similarly, TomoTherapy expects to incur approximately $7.0 million of out-of-pocket costs associated with the merger, consisting primarily of financial, legal and accounting fees and expenses. We also expect to incur non-recurring costs associated with combining the operations of the two companies. Most of these costs will be comprised of facilities and systems consolidation costs and employment-related costs. We will also incur fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The merger may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

We currently anticipate that the merger will be accretive to our earnings per share (on an adjusted earnings basis) in our fiscal year beginning July 1, 2012. This expectation is based on preliminary estimates, which may change materially. We may also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the market price of our common stock.

If the merger is completed, we may not be able to realize all of the desired benefits from TomoTherapy’s relationship with Compact Particle Acceleration Corporation (“CPAC”).

Since April 2008, TomoTherapy has been an investor in CPAC to continue development of its research initiative for a compact proton therapy system for the treatment of cancer. CPAC has and is continuing to seek investments from third parties to support the development of this technology. TomoTherapy currently has the option to purchase a portion of the CPAC stock held by CPAC investors in exchange for the right to commercialize the technology in the medical field, and it has the right to exercise this option at any time through April 2015. After the merger, although we will have the rights of TomoTherapy under its agreements with

CPAC, we may not be able to obtain all of the potential benefits relating to CPAC that we may desire. In addition, CPAC needs additional funding to continue its development efforts. We cannot be certain that CPAC will be able to obtain all of the additional financing required for this project on commercially reasonable terms or that the technology development will be successful. Even if CPAC is able to obtain financing and the technology development is successful, CPAC may not have the resources to commercialize the compact proton system, the market requirements may change such that commercialization is no longer feasible, or we may not be in a position to finance the option to purchase a portion of the CPAC stock held by CPAC investors in exchange for the right to commercialize the technology in the medical field.

Our stock price may be adversely affected if the merger is not completed.

Completion of the merger is subject to certain closing conditions, including, among others, obtaining requisite regulatory approvals and the approval of TomoTherapy’s shareholders. We and TomoTherapy may be unable to obtain such approvals on a timely basis or at all. Other closing conditions may not be satisfied. If the merger is not completed, the prices of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed and to the extent that our business is adversely affected if the merger is not completed.

Our business may be adversely affected if the merger is not completed.

If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

•                  We will be required to pay certain costs incurred by TomoTherapy relating to the merger, whether or not the merger is completed;

•                  Under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger which may adversely affect our ability to execute certain of our business strategies; and

•                  Matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company, as the case may be.

In addition, there may be uncertainty surrounding the future direction of our business and strategy on a standalone basis, and we may experience negative reactions from the financial markets and from our employees, customers, suppliers and other business partners. We could be subject to litigation related to any failure to complete the merger, or to enforcement proceedings commenced against us to perform our obligations under the merger agreement. If the merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially adversely affect our business, financial condition, results of operations and stock price. Moreover, as we dedicate resources and attention to the merger and subsequent integration, our competitors may exploit the opportunity to improve the position of their businesses and gain market share.

We must obtain regulatory approvals to complete the merger, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or postpone the completion of the merger, result in additional expenditures of money and resources, reduce the anticipated benefits of the merger or adversely affect the our stock price.

Completion of the merger is subject to obtaining requisite regulatory approvals. We may be unable to obtain such approvals on a timely basis or at all, or such approvals may be obtained only with unacceptable conditions or costs. This may jeopardize or postpone the completion of the merger, result in additional expenditures of money and resources, reduce the benefits of the merger that we currently anticipate, or adversely affect our stock price.

Lawsuits have been filed against TomoTherapy and the members of the TomoTherapy board of directors challenging the merger, and an adverse judgment or ruling in any lawsuit challenging the merger may prevent the merger from being completed within the expected timeframe, or at all.

TomoTherapy and the members of the TomoTherapy board of directors are parties to several lawsuits filed by third parties seeking equitable relief, including an injunction against the merger, and costs and expenses of the litigation, including attorneys’ fees, in connection with the merger agreement. The defendants consider the complaints to be without merit and intend to vigorously defend against them.

One of the conditions to the closing of the merger is the absence of any law, temporary restraining order, injunction, judgment, order or decree issued by any governmental entity that prohibits or makes illegal the consummation of the merger. As such, if the plaintiffs are successful in obtaining an injunction prohibiting TomoTherapy from consummating the merger on the agreed-upon terms, then such injunction may prevent the merger from being completed within the expected timeframe, or at all.

If the merger is completed, the combined company may not be able to achieve profitability with respect to TomoTherapy’s service business.

TomoTherapy’s overall service operations currently are not profitable. The combined company’s ability to increase the profitability of TomoTherapy’s service business depends in part on reducing warranty and service costs for the TomoTherapy treatment systems and improving economies of scale in service operations. The combined company may be unable to achieve these reductions in costs or improve the reliability of TomoTherapy’s systems during the time period expected or at all, and this could result in the combined company’s inability to realize some of the benefits TomoTherapy and Accuray anticipate from the merger.

If the merger is completed, certain factors may adversely affect the combined company’s ability to fully utilize TomoTherapy’s tax loss carryforwards.

TomoTherapy has reported that, as of December 31, 2010, it had $96.3 million of U.S. federal net operating loss carryforwards, which will expire beginning in 2021, and $66.5 million of state net operating loss carryforwards, which will expire beginning in 2013. There can be no assurance that all of TomoTherapy’s net operating loss carryforwards will be available to offset future taxable income of the combined company. In addition, it is possible that utilization of the net operating loss carryforwards will be subject to a substantial annual limitation due to limitations under the Internal Revenue Code and similar state provisions arising from ownership changes.

The financial results of the combined company may materially differ from the pro forma financial information presented in the Registration Statement on Form S-4 we filed with the SEC on April 7, 2011, as amended, declared effective on May 6, 2011.

The historical pro forma financial information presented in the Registration Statement on form S-4 we filed with the SEC on April 7, 2011, as amended, declared effective on May 6, 2011, reflects the estimates, assumptions and judgments made by management of the Company and TomoTherapy. These estimates, assumptions and judgments have affected the reported amounts of assets and liabilities as of the dates presented as well as revenue and expenses reported for the periods presented. The resolution of differences between the two companies’ accounting policies and methods, including estimates, assumptions and judgments, may result in materially different financial information than is presented in the pro forma financial statements.

We and TomoTherapy use different criteria to determine backlog, and accordingly, the backlog of the combined company may be less than the sum of each company’s backlog at the time of the merger, which may adversely affect the market price of shares of Accuray common stock.

We and TomoTherapy currently use different criteria to determine our backlog. Changes in the criteria used to determine backlog may result in the combined company’s reported backlog being materially different from the sum of each company’s previously reported backlog. If the amount of reported backlog of the combined company is less than the sum of each company’s previously reported backlog, the market price of our common stock following the merger may be adversely affected.

We may pursue other strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We will continue to consider potential strategic transactions, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transaction could involve numerous risks, including:

•                  potential disruption of our ongoing business and distraction of management;

•                  difficulty integrating acquired businesses or segregating assets to be disposed of;

•                  exposure to unknown, contingent or other liabilities, including litigation arising in connection with the acquisition or disposition against any businesses we may acquire; and

•                  changing our business profile in ways that could have unintended consequences.

If we enter into significant strategic transactions in the future, related accounting charges may adversely affect our financial condition and results of operations, particularly in the case of any acquisitions. In addition, the financing of any significant acquisition may result in changes in its capital structure, including the incurrence of additional indebtedness and the dilution of our existing stockholders’ ownership.

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

In June 2010, we entered into a Strategic Alliance Agreement with Siemens AG, or the Alliance Agreement, pursuant to which (1) we granted Siemens certain distribution rights to our CyberKnife systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linear accelerator products, the combined products being known as the Cayman Products, and (3) we created a research and development relationship between Accuray and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future.  During the quarter ended December 31, 2010, Siemens reorganized its Healthcare division. To date we and Siemens have not yet agreed on the definition of a specification for the first Cayman Product as originally anticipated, therefore little development work and no milestone payments have occurred.  We have had discussions with the new management within Siemens Healthcare regarding this project and they have indicated that they are reviewing their plans and considering the potential impact of our announced agreement to acquire TomoTherapy. There can be no assurance that the strategic alliance with Siemens AG will be successful or that the economic terms of the Alliance Agreement will ultimately prove to be favorable to us. We are not able to control the amount and timing of resources that Siemens will devote to the development, sales or marketing of the Cayman Products, the distribution of CyberKnife systems, or to future collaboration opportunities. Our own business may be disrupted, and we may have to divert attention from our other research and development activities, in order to satisfy our obligations under the Alliance Agreement. We may incur costs in excess of the consideration to be paid to us by Siemens. Even if Siemens and the Company successfully complete development of a product, it may not receive the regulatory approvals necessary to be marketed and sold. Failure to successfully develop, market and sell the product, failure of Siemens to distribute the CyberKnife system, and the failure of Accuray and Siemens to successfully collaborate on future opportunities could negatively impact our stock price and our future business and financial results.

Disruption of critical information systems could harm our business and financial condition.

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements.  We implemented and began use of a new ERP system effective January 1, 2011.  Our initial implementation covered the basic elements of our ERP system.  We plan to implement additional capabilities in the future.  If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, or if we fail to smoothly manage the new ERP system, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

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

As of March 31, 2011, we had an accumulated deficit of $119.4 million. We may incur net losses in the future, particularly as we increase our manufacturing, research and development, and marketing activities in connection with, among other things, the Strategic Alliance Agreement we entered into with Siemens AG on June 8, 2010. Our ability to maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife system and to control our costs and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

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

•                  Timing of and ability to complete the merger with TomoTherapy;

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

Our primary product is the CyberKnife system. Unless the merger with TomoTherapy is consummated, we expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife system. The CyberKnife system has lengthy sales and purchase order cycles because it is a major capital equipment item and requires the approval of senior management at purchasing institutions. The sales process in the United States typically begins with pre-selling activity followed by sales presentations and other sales-related activities. After the customer has expressed an intention to purchase a CyberKnife system, we negotiate and enter into a definitive purchase contract with the customer. Typically, following the execution of the contract, the customer begins the building or renovation of a facility to house the CyberKnife system, which together with the subsequent installation of the CyberKnife system, can take up to 24 months to complete. During the period prior to installation, the customer must build a radiation-shielded facility to house its CyberKnife system. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit were denied for installation at a specific hospital or treatment center, our CyberKnife system could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases it may be necessary for the entire facility to be completed before the CyberKnife system can be installed, which can result in additional construction and installation delays. Our sales and installations of CyberKnife systems tend to be heaviest during the third month of each fiscal quarter.

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

The market for standard linear accelerators is dominated by three companies: Elekta, Siemens AG and Varian. In addition, TomoTherapy markets and sells a radiation therapy product. The CyberKnife system has not typically been used to perform traditional radiation therapy and therefore competition has been limited with standard medical linacs that perform traditional radiation therapy. However, the CyberKnife VSI system, which we introduced in November of 2009, may be used to perform Robotic IMRT, an advanced method of traditional radiation therapy, which products of these competitors are also capable of performing. In addition, some manufacturers of standard linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image-guidance systems to perform radiosurgery. Furthermore, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, drug treatment, gene therapy, which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes, and other approaches. Moreover, at least one other company has announced that it is developing a product that, if introduced, would be directly competitive with the CyberKnife. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

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

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. For example, on August 6, 2010, Best Medical International, Inc., or Best Medical, filed a lawsuit against Accuray in the U.S. District court for the Western District of Pennsylvania, claiming Accuray has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy, and on December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringes U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy.  On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. Best Medical is seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief.

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

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past. There were no recalls during the fiscal quarter ended March 31, 2011. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

Our international sales have increased over the last four fiscal years. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of the CyberKnife system in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

The number of our employees increased from 194 as of June 30, 2005 to 469 as of March 31, 2011. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing and research and development capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

We prepare our financial statements to conform with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period. For example, due to the significance of the software component of the CyberKnife system, we are currently bound by the software revenue recognition rules for a portion of our business. We adopted ASU 2009-13 and ASU 2009-14 in the first quarter of fiscal 2011 and the impact of the adoption of ASU 2009-13 and ASU 2009-14 on our condensed consolidated financial statements has been assessed at Note 2, Summary of Significant Accounting Policies. The application of different types of accounting principles and related potential changes may make it more difficult to compare our financial results from quarter to quarter, and the trading price of our common stock could suffer or become more volatile as a result.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher DSO and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2011, customer contracts with extended payment terms of more than one year amounted to less than 5% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our net earnings. Also, longer or extended payment terms have and may in the future result in an increase in our days sales outstanding, or DSO.

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

At March 31, 2011, we had $142.9 million in cash, cash equivalents and marketable securities. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We have facilities in countries around the world, and our manufacturing facility is located in a single location in Sunnyvale, California. We do not maintain a backup manufacturing facility, so we depend on our current facility for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in the State of California which has experienced major earthquakes in the past, as well as other natural disasters. We do not carry earthquake insurance. Unexpected events  at any of our facilities, including fires or explosions; natural disasters, such as hurricanes and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems,  could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation.

In addition, the recent earthquake and tsunami in Japan, and other collateral events, including, among others, the catastrophic loss of lives, businesses, infrastructure, and delays in transportation, may have a direct negative impact on us or an indirect impact on us by affecting our employees, customers, or the overall economy in Japan, and as a result, we may experience a reduction in demand for our products and services.  In addition, we may experience delays in or cancellations of sales to potential customers in Japan.  We may also experience delays in installation schedules for existing Japanese customers.  If installation schedules are delayed or products are not accepted by our customers in a timely manner, our reported revenues may differ materially from expectations.  As a result of these events, our revenue and our results of operations could be adversely affected.

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

In addition, even if the CyberKnife system is not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design, manufacture or labeling. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. There were no recalls during the fiscal quarter ended March 31, 2011.  We cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. Any recall could divert management’s attention, cause us to incur significant expenses, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife system, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

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

Our directors, executive officers and major stockholders own approximately 38.4% of our outstanding common stock as of April 12, 2011, which could limit our ability to influence the outcome of key transactions, including changes of control.

As of April 12, 2011, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 38.4% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

None.

(b)	Use of Proceeds from Public Offering of Common Stock

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information

None.

Item 6.                      Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCURAY INCORPORATED

By:	/s/ Euan S. Thomson
Euan S. Thomson, Ph.D.
President and Chief Executive Officer

By:	/s/ Derek Bertocci
Derek Bertocci
Senior Vice President and Chief Financial Officer

Date:   May 10, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 6, 2011, among the Registrant, Jaguar Acquisition, Inc. and TomoTherapy Incorporated. (1)
10.1*	Amended and Restated Employment Terms Letter by and between Registrant and Euan S. Thomson, Ph.D., dated February 2, 2011.
10.2*	Amended and Restated Employment Terms Letter by and between Registrant and Derek Bertocci, dated February 2, 2011.
10.3*	Amended and Restated Employment Terms Letter by and between Registrant and Chris Raanes, dated February 2, 2011.
10.4*	Amended and Restated Employment Terms Letter by and between Registrant and Darren Milliken, dated February 2, 2011.
10.5*	Amended and Restated Employment Terms Letter by and between Registrant and Theresa L. Dadone, dated February 2, 2011.
10.6*	Employment Terms Letter by and between Registrant and Eric Pauwels, dated January 7, 2011.
10.7*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K dated filed with the Securities and Exchange Commission on March 7, 2011.

*	Management contract or compensatory plan or arrangement.