Form 10-K
period 2011-06-30
ACCURAY INC
filed 2011-09-19
CIK 1138723

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

         Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 31, 2010, the last business day of the registrant's most recently completed second fiscal quarter was: $247,204,568. Shares of the registrant's common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 31, 2011, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 70,328,826.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2011 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2011

FORM 10-K

ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding the extent and timing of future revenues and expenses, statements regarding reimbursement rates, statements regarding regulatory requirements, statements regarding future orders, statements regarding the cancer treatment market, statements regarding our strategy, statements regarding our strategic alliance with Siemens AG, statements regarding our products, statements regarding revenues, statements regarding intellectual property rights, statements regarding the acquisition of TomoTherapy, (including our expected timing for the acquisition to be accretive), statements regarding our earnings or other financial results, and other statements using words such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "intends," "may," "plans," "projects," "should," "will" and "would," and words of similar import and the negatives thereof. Accuray Incorporated ("we," "our," the "Company") has based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. Factors that could cause our actual results to differ materially include those discussed under "Risk Factors" in Part I, Item 1A of this report. We undertake no obligation to update or revise any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

 PART I

        On June 23, 2009, our Board of Directors determined to change our fiscal year end to June 30, beginning with fiscal 2010. Prior to that, through fiscal year 2009, our fiscal years ended on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consisted of 13 weeks. The additional week in a 53 week year was added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2009 was comprised of 52 weeks. For ease of presentation purposes, we refer to June 30 as our fiscal year end.

Item 1.    BUSINESS

The Company

        We, Accuray Incorporated, believe we are the premier radiation oncology company based on our history of rapid innovation and our leading edge technologies designed specifically to deliver radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy, and adaptive radiation therapy that is tailored to the specific needs of each patient. Our suite of products includes the CyberKnife® Robotic Radiosurgery System and the TomoTherapy® System. The systems are highly complementary offerings, serving distinct patient populations treated by the same medical specialty.

        The CyberKnife System represents the next generation of dedicated radiosurgery systems. With its specialized tracking and robotic correcting capabilities, it is able to deliver ablative doses of radiation with a high level of accuracy. The CyberKnife System is designed to combine continual image guidance technology with a compact linear accelerator, or linac, which has the ability to move in three dimensions according to the treatment plan. Our image-guided technology enables the CyberKnife System to continually acquire images to track and detect a tumor's location and movement and transmit any position corrections to the robotic arm prior to delivery of each dose of radiation. Our CyberKnife linac is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy tumor cells. This combination of image-guided technology and linac, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife System automatically tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation with sub-millimeter accuracy. Treatment with the CyberKnife System requires no anesthesia, can be performed in one to five staged treatment sessions, or fractions, on an outpatient basis and allows for the treatment of patients who otherwise might not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife System is designed to minimize many of the risks and complications that are associated with other treatment options.

        With the ability to offer a full range of treatment options, the versatile CyberKnife® VSI™ System uses intelligent capabilities to not only enable expert-level treatments with an intuitive planning process, but also to adapt treatment delivery providing the flexibility to optimize treatments for the unique needs of each patient. A comprehensive set of tools and ready integration into existing institution infrastructure and a logical workflow make the CyberKnife VSI System simple and convenient in daily clinical practice. A determination of when it may or may not be appropriate to use the CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, given the CyberKnife System's design to treat focal tumors, the CyberKnife System is generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by the CyberKnife System, (2) diffuse, wide-spread disease, as is often the case for late stage cancers, because they are not localized (though the CyberKnife System might be used to treat a focal area of the disease) and (3) systemic disease, like leukemias and lymphomas, which are not localized to an organ, but rather involve cells throughout the body.

        The treatment systems available within our TomoTherapy radiation therapy platform operate on a ring gantry and combine integrated computed tomography, or CT, imaging with intensity modulated radiation therapy, which is designed to deliver radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. The products include the Hi-Art® System, delivering CT-guided, helical, intensity-modulated radiation therapy, or IMRT; the TomoHD™ System, which includes both our TomoHelicalTM and TomoDirectTM treatment modalities; and the TomoMobile™ relocatable radiation therapy solution, which consists of a standard TomoTherapy System, housed in a movable coach that replicates the environment of a conventional treatment vault and is designed to improve the access and availability of state-of-the-art cancer care. We refer to these systems collectively as the TomoTherapy Systems.

        As of June 30, 2011, 240 CyberKnife Systems were installed, four of which are pursuant to our shared ownership program: 146 in the Americas, 61 in Asia and 42 in Europe. Also as of June 30, 2011, 342 TomoTherapy Systems were installed worldwide, with 207 in the Americas, 74 in Europe and 61 in Asia. CyberKnife and TomoTherapy customers have reported that more than 200,000 patients have been treated in 32 countries with our solutions since their commercial introductions. Our customers have increasingly used the CyberKnife System for indications outside of the brain, where radiosurgery treatments first originated, for tumors on or near the spine and elsewhere in the body, for example, in the lung, liver, prostate, pancreas and kidney. Based on customer data, over 50% of patients treated with the CyberKnife System in the United States during the year ended June 30, 2011 were treated for tumors outside of the brain.

        We were incorporated in California in 1990 and commenced operations in 1992. We reincorporated in Delaware in 2007. On June 10, 2011, we completed the acquisition of TomoTherapy Incorporated ("TomoTherapy"), a creator of advanced radiation therapy solutions for cancer care, by acquiring all of the common stock of TomoTherapy in exchange for cash and shares of our common stock. TomoTherapy is now a wholly owned subsidiary of Accuray.

        Our principal offices are located at 1310 Chesapeake Terrace, Sunnyvale, CA 94089, and our telephone number is (408) 716-4600.

Market Overview

        Despite significant improvements in cancer diagnosis and treatment, cancer rates continue to increase globally. According to the World Cancer Report issued by the International Agency for Research on Cancer in the World Health Organization, or WHO, annual cancer rates around the world are projected to increase by over 50% to 26 million new cases in the year 2030, with cancer estimated to be the leading cause of death from 2010 forward. In the United States, cancer is the second leading cause of death, after heart disease. The American Cancer Society, or ACS, estimates that approximately 571,000 Americans will die as a result of cancer in 2011. The ACS also estimates that approximately 1.6 million new cases of cancer will be diagnosed in the United States in 2011, with continued increases in the prevalence of cancer forecasted as the U.S. population ages.

        Cancers can be broadly divided into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood-borne cancers, such as leukemia. The ACS estimates that solid tumor cancers will account for approximately 1.5 million, or approximately 93%, of new cancer cases diagnosed and will account for approximately 530,000 cancer related deaths in the United States in 2011. In addition, tumors at the original cancer site, called primary tumors, such as in the breast or prostate, even when diagnosed and treated, can lead to the development of tumors in other locations of the body, called secondary tumors. This is referred to as metastatic disease, the movement of cancer cells from one part of the body to another.

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

        Currently, the most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high-energy radiation generated by medical equipment external to the patient. According to the IMV 2010 Radiation Oncology Market Summary Report, over 85% of patients treated with radiation therapy in the United States received external beam radiation generated by a linac. Linacs have been widely used for radiation therapy for over 30 years. Linacs represent the largest product segment within the global radiation therapy equipment market which, according to the October 2010 Radiation Therapy Equipment Report by Global Industry Analysts, Inc., totaled an estimated $2.071 billion in 2010.

        While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linacs to adequately treat their domestic cancer patient populations. According to Global Industry Analysts, the estimated shortfall in radiation therapy systems for developing countries is estimated to be about 5,000 systems. We believe that increasing demand for advanced medical treatments in many international markets and growth in cancer incidences worldwide and improvements in the sophistication of radiation therapy techniques will continue to drive demand for advanced linacs in the coming years.

Radiation Treatment

        Radiation energy is an effective method for killing cells and is used to treat various cancer types. Radiation therapy works by exposing clusters of cancer cells, or tumors, to a dose of high energy radiation sufficient to alter their genetic structure, thereby causing cell death. When the external beam radiation therapy process begins, the clinician's goal is to target radiation delivery to the tumor as precisely as possible in order to maximize the radiation dose delivered to cancerous tissue and minimize the exposure of healthy tissue. While the goal of radiation therapy is to selectively deliver radiation solely to cancer cells, radiation therapy can result in healthy tissue outside of the intended treatment area being exposed to significant doses of radiation. Damage to healthy tissue and structures can cause side effects ranging in severity from superficial burns, nausea and vomiting, to more serious side effects, such as damage to vital organs. Over time, the exposure of healthy tissue to radiation energy can result in accumulated damage to healthy tissue in the patient's body and limit the patient's future treatment possibilities. In order to reduce such damage and exposure, clinicians typically divide the prescribed radiation dose into fractions. Prescribed treatments typically consist of 25 to 35 fractions, and are administered over several weeks. Such fractions are intended to deliver a cumulative dose of radiation sufficient to kill cancer cells, while allowing healthy tissue to recover between treatment fractions.

        Recent advances in radiation therapy technologies have focused clinicians on further improving the ability to target the radiation dose more precisely at cancer cells while minimizing the exposure of healthy tissue. These advances include the following:

  Intensity modulated radiation therapy.    Intensity modulated radiation therapy, or IMRT, involves varying, or modulating, the radiation beam intensity across the treatment area. This technique attempts to conform the high dose region of the radiation beam more closely with the shape of the tumor, enabling the delivery of higher doses of radiation to tumors with a reduced impact on surrounding healthy tissue. Using IMRT, medical professionals can design a more customized treatment plan for each patient.

  Image guided radiation therapy.    Image guided radiation therapy, or IGRT, involves delivering radiation guided by images of the treatment area taken shortly before and/or during treatment using computed tomography, or CT scan, x-ray, ultrasound or other imaging technologies. By combining imaging with radiation treatment, clinicians can adjust the patient's position relative to the radiation source prior to each treatment to target the tumor more precisely. However, the precision and effectiveness of IGRT depends largely on the quality of the images and the degree to which the radiation delivery system is integrated with the images. Compared to traditional IMRT without image guidance, accurate image guidance enables clinicians to improve patient outcomes by concentrating higher doses of radiation at tumors and further reducing the exposure of healthy tissue to radiation.

  Radiosurgery and Stereotactic Body Radiation Therapy.    As the ability to precisely target tumors has evolved over the years, the need to fractionate treatment has diminished. Radiosurgery was traditionally defined as an ablative dose of radiation to a tumor. Traditionally, due to limitations of technology, radiosurgery was confined to intracranial treatment and typically only delivered in a single fraction. Generally, the more radiation dose delivered to a tumor, the greater the possibility of ablating (completely killing) that tumor. Delivery of radiosurgical doses requires absolute knowledge of the position of the tumor during treatment and its relationship to surrounding normal healthy tissue. With the development of frameless radiosurgery, the fields of fractationated radiosurgery (delivery of ablative doses in 2 to 5 fractions) and extracranial radiosurgery, also called stereotactic body radiotherapy (SBRT) developed. Extracranial radiosurgery presents additional challenges because many extracranial tumors move due to respiration or other body functions. Radiosurgery originated for tumors in the brain (intracranial). However, depending on the proximity of normal healthy tissue to the tumor, there was a need for fractionated radiosurgery, even intracranially. So, the ability to deliver fractionated intracranial radiosurgery (dividing the prescription dose into one to five fractions) has evolved. Additionally, the same tumor ablation logic has been extended to the treatment of targets anywhere in the body. The same guidelines hold true as with intracranial radiosurgery. The absolute position of the treatment target in relation to the normal healthy tissue and in relation to the source of the radiation must be known. To achieve the accuracy and precision required for both Radiosurgery and Stereotactic

  Body Radiation Therapy, image guidance and a wide range of beam angles are critical for treatment.

  Adaptive radiation therapy.    Adaptive radiation therapy involves adjusting a patient's radiation therapy plan during or between fractions to account for changes in the patient's anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. While there is no widely accepted definition of adaptive radiation therapy, it has been characterized to include as little as an adjustment to the physical position of the patient relative to the radiation source prior to treatment, as occurs during IGRT, rather than adjustment to the treatment plan. We believe that adaptive radiation therapy requires monitoring and adjustments to the treatment plan facilitated by both the regular acquisition of updated quantitative images showing the location, size, shape and density of the tumor, as well as verification of the radiation dose received by the patient throughout the entire course of treatment.

  Dose escalation.    Higher doses of radiation have been shown to yield greater local control of the tumor. The advent of innovative technological features in radiation therapy treatment planning and delivery has allowed the clinical use of dose escalation, increasing the radiation dose administered to tumors in the patient, which has resulted in improved local tumor control and, in some cases, improved patient survival. Hypofractionation is an evolving radiation therapy technique that involves reducing the number of fractions and delivering larger doses of radiation per fraction. The benefits of hypofractionation include patient convenience due to fewer visits and more efficient use of radiation therapy systems. Stereotactic radiation therapy and stereotactic radiosurgery procedures, in which treatment is provided in one to five sessions, are extreme examples of hypofractionation. Hypofractionation has been used to date to treat only a limited number of tumor types. These tumors are generally small and are located in a few specific, sensitive regions of the body, such as the head and neck, spinal cord, lung and prostate, where the very high intensity radiation involved in dose escalation increases the need for a radiation delivery system that is capable of locating tumors and delivering radiation with high precision.

        Despite advances in radiation therapy techniques, most commercially available radiation therapy systems still present significant limitations that restrict clinicians' ability to provide the most effective treatment possible. These limitations include:

  Limited versatility and precision.    The C-arm configuration of traditional radiation therapy systems has a limited range and speed of motion due to its size and mechanical structure. Most existing multi-leaf collimators, or MLCs, which modulate or shape the radiation beams, also have mechanical limitations that reduce their beam-shaping ability and the speed at which they operate. These design elements limit the motion and dynamic range of IMRT intensities capable of being delivered by traditional radiation therapy systems and often make it impractical to deliver radiation from more than five to nine treatment angles during a typical treatment session. These limited treatment angles reduce the ability to deliver precisely targeted radiation that minimizes exposure to healthy tissue. Such imprecision may prevent clinicians from treating tumors near sensitive anatomic structures, such as the eye or the spinal cord, or from re-treating patients in an area of the body that was previously exposed to radiation and may be unable to tolerate additional exposure.

  Limited ability to provide frequent, quantitative images.    Precise radiation therapy requires frequent images that accurately depict the size, shape, location and density of the tumor. Many traditional radiation therapy systems either do not incorporate CT imaging functionality or use imaging technologies that do not have the ability to generate quantitative images. Lacking this data, traditional radiation therapy systems measure the amount of radiation emitted by the device based on the system's performance specifications. This calculation does not provide the clinician with data regarding the amount of radiation that was received by the patient or what tissue within the patient's body received any particular amount of radiation. In addition, many radiation therapy systems have imaging subsystems that are not suited to use for daily imaging of the patient due to concerns about the additional radiation exposure. Since it is common for internal organs to shift and for the size of the tumor to change during the course of treatment, failure to obtain updated images and adapt the treatment plan throughout the course of treatment may result in a portion, or potentially all, of the radiation dose missing the tumor and instead being absorbed by healthy tissue.

  Failure to integrate multiple functions.    Many traditional radiation therapy systems were designed solely for the purpose of delivering radiation and therefore do not possess integrated imaging, treatment planning, dose verification or quality assurance capabilities necessary for more advanced treatment protocols. Some systems subsequently have been adapted to include certain elements of this functionality by incorporating modular add-on devices to legacy linacs designs. These separate modular components can provide imaging, treatment planning, quality assurance procedures or post-treatment analysis functionality. However, this modular architectural approach can have safety and accuracy implications because the onus for checking proper data transmission and receipt often falls back to manual methods forced upon the user. This can mean a user reconfigures and recalibrates the system between patient imaging, treatment planning, radiation delivery and quality assurance. In addition to imposing manual intervention and safety concerns, this approach unfortunately can also mean more time is required to plan and deliver treatments, thus reducing patient throughput.

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

        One of the initial radiosurgery techniques was frame-based radiosurgery for the treatment of brain tumors, which requires attaching a rigid frame to the patient's head by screwing it into the skull through the skin to immobilize the patient's head and to aid in targeting the tumor. Besides immobilizing the patient, the frame forms a fixed coordinate system that is used to target a tumor inside the head. Once the frame is attached, the physician then images the head, typically with a CT scan, to identify the tumor location relative to the frame. The physician then uses the acquired images to develop a treatment plan, and the patient receives treatment while being held in position by the rigid frame. The entire process usually lasts between four and eight hours.

        Although frame-based radiosurgery represents an advance in cancer treatment, it has significant shortcomings. The necessity for a rigid frame to be screwed into a patient's skull or affixed to the body restricts the area of the body which can be treated. In addition, frame-based radiosurgery systems do not generally succeed in conforming the radiation dose to the tumor, because beam orientations are limited, and therefore it is difficult to match the shape of the treated volume to the shape of the tumors. Further, because it is difficult to precisely reposition the head frame for multiple treatments, these systems are very rarely used when more than one dose of radiation is required. Frame-based radiosurgery approaches have been used for treatment of tumors in other parts of the body, but suffer from significant drawbacks. In particular, it is not practical to attach a frame rigidly to parts of the body other than the head. Tumors in soft tissue organs such as the lung, liver, pancreas and prostate are not rigidly fixed to any external reference points and can move significantly during treatment due to normal bodily functions. Frame-based approaches to delivering radiosurgery for tumors in such locations are rarely as accurate as frame-based systems used to treat brain tumors. This lack of accuracy for tumors located outside the head may compromise the efficacy of traditional radiosurgery and increase the likelihood of delivering significant radiation doses to otherwise healthy tissue.

Our Strategy

        Our goal is to develop equipment and technology that allows physicians to deliver personalized, leading-edge treatment solutions that help cancer patients live longer, better lives. We endeavor to achieve this goal by expanding clinical opportunities for healthcare providers, helping them offer the best treatment for each patient and by providing patients with radiation treatment tailored to their specific needs. Our vision is a future where the fear, pain and suffering of cancer are a thing of the past. We believe our current technologies and our future innovation can help to achieve this and some of the key elements of our strategy include the following:

        Increase physician adoption and patient awareness to drive utilization.    We are continually working to increase adoption and awareness of our systems and demonstrate their advantages over more traditional treatment methods. We hold and sponsor symposia and educational meetings and support clinical studies in an effort to demonstrate the clinical benefits of the CyberKnife System. We regularly meet with clinicians to educate and position them on the expanded versatility that our TomoTherapy System offers in comparison to more traditional radiation therapy products. To support awareness of all of our product offerings, we assist our customers to increase patient awareness in their communities by helping them develop marketing and educational campaigns.

        Continue to expand the radiosurgery market.    While radiosurgery has traditionally been used to treat brain tumors, the CyberKnife System received U.S. Food and Drug Administration, or FDA, clearance in 2001 to treat tumors anywhere in the body where radiation is indicated. Based on customer data, over 50% of patients treated with the CyberKnife System in the United States during the year ended June 30, 2011 were treated for tumors outside of the brain. We are currently facilitating studies to further demonstrate the CyberKnife System's efficacy for treating tumors outside the brain and we believe these studies may increase overall utilization of the CyberKnife System and continue to expand the number of patients eligible for radiosurgery.

        Continue to innovate through clinical development and collaboration.    The clinical success of our products is due in large part to the collaborative partnerships we have developed over the last decade with clinicians, researchers and patients. We proactively seek out and rely on constructive feedback from system users to learn what is needed to enhance the technology. Due to this collaborative process, we continually refine and upgrade our systems, which ultimately improves our competitive position in the radiation therapy and radiosurgery markets. Our upgrades are designed to improve the ease of use and accuracy of treatment, decrease the treatment times, and improve the utilization for specific types of tumors.

        Expand sales in international markets.    We intend to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. We currently have regional offices in Madison, Wisconsin, Paris, France, Brussels, Belgium, Hong Kong and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. Combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region and Latin America, our sales and distribution channels cover more than 80 countries. We intend to increase our international revenue by select additions of direct sales and marketing personnel in targeted areas to further penetrate our most promising international markets, as well as additions of distributors.

        Pursue acquisitions, strategic partnerships and joint ventures.    We intend to actively pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with our customers. For example, we recently completed the acquisition of TomoTherapy, a creator of advanced radiation therapy solutions for cancer care.

Our Products

        Our suite of products includes the CyberKnife® System and the TomoTherapy® System.

The CyberKnife System

        Our principal radiosurgery product is the CyberKnife System, a robotic radiosurgery system designed to treat tumors anywhere in the body non-invasively. The current United States list price for the CyberKnife System ranges from approximately $3.6 million to $6.2 million, depending upon system configuration and options purchased by the customer. The list price typically includes initial training, installation and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife System, as well as service contracts and training to assist customers in realizing the full benefits of the CyberKnife System.

        Using continual image guidance technology and computer controlled robotic mobility, the CyberKnife System is designed to automatically track, detect and correct for tumor and patient movement in real-time throughout the treatment. This design is intended to enable the CyberKnife System to deliver high-dose radiation with precision, which minimizes damage to surrounding healthy tissue and eliminates the need for invasive head or body stabilization frames. Our patented image-guidance technology correlates low dose, real-time treatment X-rays with images previously taken with a CT scan of the tumor and surrounding tissue to direct each beam of radiation with increased precision over treatments without this real-time feedback. This in turn enables delivery of a highly conformal, non-isocentric dose of radiation to the tumor, with minimal radiation delivered to surrounding healthy tissue. With its autonomous ability to track, detect and correct for even the slightest tumor and patient movement throughout the entire treatment, the CyberKnife System is intended to provide clinicians with an effective, uninterrupted and accurate treatment alternative.

        Key features of the CyberKnife System and the CyberKnife® VSI™ System include the following:

        CyberKnife VSI System.    With the ability to offer a range of treatment options, from radiosurgery to high precision radiation therapy, the CyberKnife VSI System is designed to provide clinicians with the flexibility to optimize treatments for the unique needs of each patient. Additionally, our CyberKnife VSI System uses intelligent capabilities designed to enable expert-level treatments with an intuitive planning process and to permit clinicians to adapt treatment delivery to the distinct characteristics of each patient with continual image guidance. A comprehensive set of tools to manage every aspect of patient treatment, ready integration into existing institution infrastructure and a logical workflow make the use of the CyberKnife VSI System convenient in daily clinical practice.

        Treatment of inoperable or surgically complex tumors.    The CyberKnife System may be used to target tumors that cannot be easily treated with traditional surgical techniques because of their location, number, size, shape or proximity to vital tissues or organs, or because of the age or health of the patient. The CyberKnife System's intelligent robotics are designed to enable the delivery of radiation doses that conform closely to the shape of the tumor. This enables the precise targeting of a tumor, while at the same time minimizing damage to surrounding healthy tissue. Radiosurgery treatments performed with the CyberKnife System can also be staged over two to five treatment sessions. Robotic IMRT treatments performed with the CyberKnife System can be delivered in as many as 40 fractions.

        Treatment of tumors throughout the body.    The CyberKnife System has been cleared by the FDA to provide treatment planning and image-guided radiosurgery treatment for tumors anywhere in the body where radiation treatment is indicated. Unlike frame-based radiosurgery systems, which are generally limited to treating brain tumors, the CyberKnife System is being used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the lung, liver, prostate and pancreas.

        Real-time tracking of tumor movement.    The CyberKnife System is the first device that is designed to enable the treatment of tumors that change position due to respiration, tumor or patient movement during treatment. That ability is achieved with a level of accuracy typically associated with radiosurgery procedures for brain tumors. The CyberKnife® VSI™ System offers the following features which enhance image guided robotic radiation surgery including, Synchrony® Respiratory Tracking System, Xsight® Lung Tracking System, Xsight, Spine Tracking System, InTempo™ Adaptive Imaging System and Lung Optimized Treatment (optional).

        Significant patient benefits.    Patients may be treated with the CyberKnife System on an outpatient basis without anesthesia and without the risks and complications inherent in traditional surgery. Patients do not require substantial pre-treatment preparation, and typically there is little to no recovery time or hospital stay associated with CyberKnife System treatments. In addition, the CyberKnife System eliminates the need for an invasive rigid frame to be screwed into the patient's skull or affixed to other parts of the body.

        Additional revenue generation through increased patient volumes.    We believe that clinical use of the CyberKnife System allows our customers to effectively treat patients where extreme precision and ability to account for motion is important (as in the prostate), and patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery. Therefore, we believe the treatment of these patients generates additional revenue without affecting our customers' traditional radiation therapy practices. In addition, even where patients are eligible for traditional surgery, hospitals can treat more patients potentially more efficiently with the CyberKnife System than with traditional surgery, because treatment with the CyberKnife System is a non-invasive, outpatient procedure requiring little or no recovery time, while traditional surgery requires the patient be at the facility for the procedure and recovery time tends to be measured in days. The reduction in overall time and resources required for treatment with the CyberKnife System, when compared to traditional surgery, leads to an increase in the volume of procedures performed and potentially lower per procedure costs for the hospital. We believe the ability of hospitals to use the CyberKnife System both for patients for whom surgery may not be an option, as well as an alternative to surgery, makes the CyberKnife System an attractive addition to our customers' cancer treatment practices.

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

  Compact X-band linear accelerator (linac).    The linac generates the radiation that is used to treat the tumor. We believe we are the only commercial manufacturer of a compact X-band linac. This technology allows us to manufacture linacs that achieving similar performance. The CyberKnife System linac provides high energy X-ray beams of different diameters and intensities without the use of radioactive material. In fiscal 2010, we introduced a linac capable of delivering 1000 monitor units per minute of energy output, representing the highest output linac we have offered.

  Robotic manipulator.    The robotic manipulator arm, with six-degrees-of-freedom range of movement, is designed to move around the patient to position the linac and direct the radiation with an extremely high level of precision and repeatability. The manipulator arm provides what we believe to be a unique method of positioning the linac to deliver doses of radiation from nearly any direction and position, without the limitations inherent in gantry-based systems, creating a non-isocentric composite dose pattern with a high level of conformance to the shape of each treated tumor. This flexibility enhances the ability to diversify beam trajectories and beam entrance and exit points, helping to minimize risks of radiation damage to healthy cells near the tumor. Furthermore, the rapid response time of the manipulator arm allows tracking of tumors that move with respiration.

  Real-time image-guidance system with continuous target tracking and feedback.    Without the need for clinician intervention or treatment interruption, the CyberKnife System's real-time image-guided robotics is designed to enable continuous monitoring and correction for patient and tumor movements throughout each treatment as it is being delivered. The CyberKnife System is able to deliver the prescribed radiation dose with great precision due to the virtually instantaneous and continuous feedback loop between X-ray-based target localization and automatic correction of the radiation beam throughout the entire treatment. This target tracking and feedback technology uses two digital image detectors to capture low energy X-ray images. The image guidance software carries out an automated comparison of the X-ray images with the patient's CT scan to detect, track and correct for movement of the tumor or patient before and during the treatment delivery. This allows the CyberKnife System to dynamically target the tumor and adjust the position of the beam to follow the motion of the tumor throughout the treatment, directing the beam to precisely match tumor movement.

  X-ray sources.    The low-energy X-ray sources generate the X-ray images that help to determine the location of bony or other anatomic landmarks, or implanted fiducials, which are used for tracking throughout the entire treatment.

  Image detectors.    The image detectors capture high-resolution anatomical images throughout the treatment. These live images are continually compared to the patient's CT scan to determine real-time patient positioning. Based on this information, the robotic manipulator automatically corrects for detected movements.

        In addition to the key components listed above, we also offer the following components and technologies:

        Synchrony Respiratory Tracking System.    The CyberKnife System's proprietary motion tracking system, the Synchrony® Respiratory Tracking System, is used to track tumors that move with respiration. Synchrony software and hardware correlate tumor movement due to respiration with the CyberKnife System treatment beam allowing it to continuously track the tumor as it moves throughout the respiratory cycle. Through this process the CyberKnife System delivers beams synchronized in real-time to tumor position while adapting to changes in breathing patterns, allowing for the delivery of highly conformed radiation beams while reducing areas of healthy tissue exposed to radiation. The Synchrony system provides what we believe is unsurpassed clinical accuracy of approximately 1.5 millimeters for tumors that move with respiration.

        Xsight Spine Tracking System.    The Xsight® Spine Tracking System eliminates the need for surgical implantation of fiducials for the delivery of radiosurgery treatments on or near the spine. The Xsight Spine Tracking System utilizes skeletal structures to automatically locate and track tumors with sub-millimeter accuracy. We believe no other commercially available technology today offers this capability.

        Xsight Lung Tracking System.    The Xsight® Lung Tracking System delivers radiosurgical accuracy to some lung tumors without the need for implanted fiducials. The Xsight Lung Tracking System directly tracks the anatomy of the tumor. Integrated with the Synchrony Respiratory Tracking System, treatment margins are significantly minimized by tracking the motion of the tumor as it moves during respiration.

        Lung Optimized Treatment.    The Lung Optimized Treatment offers every lung SBRT patient a noninvasive treatment option, regardless of tumor location. Simulation and comparison workflows, combined with unique tracking modes, allow the clinician to select from multiple, non-invasive options.

        RoboCouch Patient Positioning System.    Integrated with the CyberKnife System, the RoboCouch® Patient Positioning System positions the patient to the planned treatment position with extreme accuracy, providing not only greater set up precision, but significantly streamlining the patient set up process. The RoboCouch system offers greater positioning flexibility, a lower patient loading height, and a higher patient weight capacity limit when compared to our Standard Treatment Couch.

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

        Iris Variable Aperture Collimator.    The Iris™ Variable Aperture Collimator enables delivery of beams in 12 unique sizes with a single collimator. This significantly reduces treatment times as well as the total radiation dose delivered to the patient.

        4D Treatment Optimization and Planning System.    Our 4D Treatment Optimization and Planning System is designed to optimize treatment by taking into account the movement of the tumor as well as the movement and deformation, or change in shape, of the surrounding tissue, thereby minimizing margins and radiation exposure to healthy tissue.

        InTempo Adaptive Imaging System.    The InTempo™ Adaptive Imaging System is a time-based target tracking technology used to compensate for intrafraction prostate motion during treatment delivery. With the InTempo System, our users can utilize adaptive imaging to automatically adjust for large movements in patients during treatment by increasing the X-ray imaging frequency. The user also manages the image age of X-ray images by specifying how long to wait between image acquisitions.

        MultiPlan Treatment Planning System.    The proprietary MultiPlan treatment planning system is designed for CyberKnife radiosurgery and includes the hardware necessary for treatment planning. The MultiPlan® Treatment Planning System generates a series of beams and calculates the dose that must be delivered from each beam and provides these as a treatment plan. The treatment plan defines the pattern of radiation that meets the physician's dose prescription. The MultiPlan system uses input images from multiple modalities, including computed tomography, or CT, magnetic resonance imaging, or MRI, positron emission tomography, or PET, and 3D angiography. After the physician outlines a tumor and critical adjacent tissues on the computer, a medical physicist (or dosimetrist) uses the MultiPlan system to plan the number, intensity, position and direction of radiation beams. Using patented software algorithms, the system calculates and displays the resultant treatment plan for evaluation, optimization and approval by the physician.

        MultiPlan MD Suite.    The MultiPlan® MD Suite solution allows remote users to perform pre-planning preparation and post-planning review of treatment plans. MultiPlan MD Suite provides the ability to perform tasks such as contouring, fusion, setting of treatment plan parameters, and review of treatment plans.

        CyberKnife Data Management System.    The CyberKnife® Data Management System is designed to provide comprehensive storage and processing of the patient data that is generated as the patient progresses through the CyberKnife planning and treatment workflow. Pre-planning data, such as planning CT images, are imported and stored in the data management system. This information is then available for review by the clinician. The results of a patient's treatment delivery, such as dose delivered from each beam, each path and each fraction, as well as details about the images acquired and corrections applied are recorded and stored in the data management system.

        MultiPlan Quick Review.    The MultiPlan® Quick Review feature allows multiple sessions of the MultiPlan Treatment Planning System to be run simultaneously. One primary and up to three secondary sessions are available. The primary session has treatment planning functionality while the secondary sessions can perform planning functions except for optimization. MultiPlan Quick Review improves clinical workflow by allowing data from multiple patients, or multiple plans from the same patient, to be accessed simultaneously.

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

        Sequential Optimization Treatment Planning.    Sequential optimization treatment planning is designed to enable CyberKnife System users to define and prioritize treatment planning objectives for each treatment plan. These objectives can include treatment dose to the targeted tumor, dose minimization in surrounding areas and total radiation delivery throughout the treatment. Sequential optimization enables these objectives to be prioritized and tailored to the unique clinical characteristics of each patient.

        Robotic IMRT.    Robotic IMRT™ is designed to combine IMRT delivery with the CyberKnife System in order to offer superior conformality, steep dose gradient and fully automated treatment delivery with continual image guidance, which in turn delivers high precision radiation therapy using a conventionally fractionated approach.

        AutoSegmentation for Prostate.    The AutoSegmentation™ option provides a method for the CyberKnife System to automatically generate accurate contours of the male pelvic anatomy, including the prostate, rectum, bladder, seminal vesicles and femoral heads. AutoSegmentation leverages a unique, model-based approach to automated contouring. Since these structures can now be defined quickly, accurately and with minimal user input, clinical workflow is greatly improved.

        QuickPlan.    Our QuickPlan® technology allows for a complete treatment plan to be generated automatically, and the results presented to the user for review. The entire planning process, including the ability to automatically contour certain anatomical structures, automatically fuse image series and automatically identify fiducials, as well as the scriptable nature of the Sequential Optimization algorithm are leveraged in the QuickPlan option. Because the treatment planning process can now be largely automated, we believe that CyberKnife staff are able to utilize their time and resources in the clinic more effectively.

        Report Administration Application.    The ability to easily access the data stored in the CyberKnife Data Management System is essential to the smooth management of the CyberKnife System. The Report Administration application makes the ability to review stored patient and usage data simple and straightforward by providing the easy availability of a variety of departmental reports.

The TomoTherapy Systems

        Our principal radiation therapy product, the TomoTherapy System, consists of a fully integrated and versatile radiation therapy system used by healthcare professionals in the treatment of a wide range of cancer types, which we believe offer clinicians and patients the benefits set forth below. The current United States list price for the TomoTherapy System ranges from approximately $3.5 million to $4.7 million, depending upon system configuration and options purchased by the customer. The list price typically includes initial training, installation and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the TomoTherapy System, as well as service contracts and training to assist customers in realizing the full benefits of the TomoTherapy System.

        Versatile treatment capabilities.    The TomoTherapy Systems' rigid ring gantry platform enables precise and efficient treatments by eliminating the need for the repeated adjustment and re-calibration steps necessitated by imaging and treating the patient on different systems and mechanically adjusting the C-arm to treat from different angles. The high-speed binary multi-leaf collimator, or MLC, is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam in less than 20 milliseconds to either block or allow the passage of radiation, effectively shaping the beam as it is emitted. The shape of the treatment field is defined by the pattern of all of the highly modulated beamlets. The TomoTherapy Systems are capable of quickly delivering tens of thousands of beamlets. The combination of the ring gantry and the high-speed MLC (which we refer to as TomoHelicalTM) allow treatment to be delivered continuously in a helical pattern 360 degrees around the patient's body, allowing radiation delivery from all angles to improve radiation dose distributions for some of the most challenging cases. Moreover, with our release of the TomoDirectTM feature, we believe the TomoTherapy Systems gain new versatility to provide high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. Versatility in delivery modes effectively means efficient coverage of a wide range of patient cases, while still maintaining high quality plans throughout. In addition, all TomoTherapy Systems enable an operator to provide non-isocentric three-dimensional conformal image-guided IMRT or stereotactic treatments within a typical cylindrical volume of 80 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows large areas of the body to be treated in a single session and facilitates complex treatments, such as total bone irradiation, which specifically irradiates bone marrow while sparing surrounding normal healthy tissue, and the treatment of widely distant tumors. The TomoTherapy Systems' accuracy, precision and versatility offer clinicians an extensive range of treatment possibilities.

        Daily, quantitative imaging for better identification of tumors, dose verification and treatment planning.    The TomoTherapy Systems offer integrated quantitative CT imaging capabilities, which depict the density of tumors and healthy tissue more accurately than traditional radiation therapy systems. Our integrated mega-voltage computed tomography, or MVCT, which we market as our CTrue™ imaging technology, uses a low-intensity, fan beam CT to collect quantitative images prior to each treatment. These images allow lung tissue, fat, muscle and bone to be clearly distinguished. In addition, because of the low radiation dose involved, the clinician can collect daily, quantitative images, which can be used to monitor changes in the patient's internal anatomy and quickly adapt the plan if deemed clinically necessary. In addition to being prone to certain imaging artifacts, the higher doses of radiation associated with the typical cone beam imaging subsystems in many competing radiation delivery devices may lead clinicians to avoid daily imaging, making those imaging systems less useful for identifying subtle changes to the tumor or internal patient anatomy. We believe that daily, quantitative, relatively low dose images are essential to optimizing patient treatment by enabling clinicians to adapt the treatment plan in response to anatomical changes.

        Integrated treatment system for precise radiation delivery.    We believe that the integration of our CTrue imaging technology, treatment planning and helical delivery mode of radiation beams enables highly accurate and precise radiation delivery. Our adaptive software allows clinicians to establish at the time of treatment the contours of a tumor and any sensitive structures at risk. TomoTherapy Systems use a highly efficient dose computation algorithm to ensure that the radiation beam conforms to the patient's tumor and minimizes exposure to sensitive healthy tissue structures, providing a highly-targeted dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues while reducing damage to nearby healthy tissues.

        Efficient clinical workflow for Image Guided Radiation Therapy, or IGRT, and adaptive radiation therapy.    The TomoTherapy Systems integrate into a single system all of the key elements for radiation therapy, including treatment planning, CT image-guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add-ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients. Conversely, the integrated imaging and treatment features of the TomoTherapy Systems allow clinicians to scan, plan and treat cancer patients efficiently. This capability may enable healthcare providers to increase patient throughput for sophisticated image guided IGRT and adaptive radiation therapy procedures using the TomoTherapy Systems. Daily images can be easily accessed remotely, via our TomoPortal™ web-enabled interface, to verify patient positioning and collaboratively define patient treatment strategies. Taking advantage of this integration capability, our StatRT™ software allows the full radiation therapy process—CT scanning, treatment planning and treatment delivery—to be completed rapidly. The software is currently used primarily to enhance the quality of care for palliative and other time-critical cancer cases by allowing patients to be treated immediately. This software option is not available for competitors' systems that lack full integration, where scanning and treatment planning are usually completed a full day or more prior to delivery of treatment.

        Low barriers to installation and implementation.    All external beam radiation systems must be housed in rooms which have special radiation shielding to capture any radiation not absorbed by the patient. The TomoTherapy Systems' size and self-contained design allow customers to retrofit it into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are often required to install many other radiation therapy systems. With both imaging and radiation delivery capabilities in its ring gantry, the TomoTherapy System requires less space than other linac systems, which use large moving arms to position the linac or incorporate adjacent imaging equipment used for treatment planning. In addition, because the TomoTherapy System has an integrated radiation beam stop, which captures radiation that passes through the patient, it requires less radiation shielding in treatment room walls as compared to the shielding required by a traditional system. We also preassemble, test and commission each TomoTherapy System at our manufacturing facility, and ship the system almost fully assembled. This assembly process typically allows radiation "beam on" within four days after delivery and first patient treatments to begin within 30 to 45 days after delivery.

        Platform for further technological advancements in adaptive radiation therapy.    We believe that the TomoTherapy Systems are the only commercially available treatment devices that enable truly adaptive radiation therapy because of their unique ability to provide daily, quantitative images, high speed delivery of radiation from fixed beam angles or helically from 360 degrees around the body and real-time verification of the dose received by the patient. We believe that the combination of these design features and our integrated treatment planning and optimization software will allow us to continue to enhance the TomoTherapy Systems' adaptive capabilities to a point where clinicians will routinely and easily adjust a patient's treatment as needed, thereby remaining true to the intent of the original treatment plan.

        The key functionality listed above, may be enhanced with the following product options:

        TomoDirect Treatment Mode.    The TomoDirectTM mode is a discrete angle, non-rotational delivery mode for the TomoTherapy System. The user is able to create a treatment plan that defines up to twelve target-specific gantry angles. It also allows the user to define the level of modulation for the plan, including a non-modulated three-dimensional delivery mode. Treatment planning is completed rapidly due to the power of the TomoTherapy System computing platform. During treatment delivery, all beams for each target are delivered sequentially with the couch passing through the bore of the system at an appropriate speed for each gantry angle. The complete treatment delivery is initiated by a single turn of the operator console key. A maximum radiation treatment field length of 150 cm (with treatment couch at height of isocenter plane) is possible, with no need to reposition the patient and with no field junctioning. The TomoDirectTM mode was developed as a clinical complement to the TomoHelicalTM delivery mode, and allows users to plan and treat routine cases with greater efficiency, while maintaining the quality of TomoTherapy's unique beamlet-based delivery.

        Planned Adaptive software option.    The Planned Adaptive™ software license enables simple and effective dose verification for single or multiple treatment fractions. It further enables contour generation and plan modification should there be discovery of unacceptable deviations between the previous plan and verified dose delivery.

        OIS Connect software option.    The OIS Connect™ software option is a DICOM standard-based solution that provides the ability to interface a TomoTherapy System to a compatible Oncology Information System (OIS). The OIS Connect™ software facilitates greater integration of the TomoTherapy System in the radiation oncology department by:

  1.
  Allowing scheduling of TomoTherapy treatments on the OIS;

  2.
  Providing automatic capture of TomoTherapy procedures on the OIS;

  3.
  Aiding in charge capture and billing (where applicable) and

  4.
  Aiding in integrating TomoTherapy treatments into patients' electronic medical records, via the OIS.

        SharePlan option.    The SharePlan™ package provides the ability to automatically convert a treatment plan created for the TomoTherapy System, to a plan that can be delivered on a conventional linac. This allows for the introduction of the TomoTherapy® System into an environment containing machines supplied by other vendors and can also assist with load balancing between available machines, enhancing departmental workflow and efficiency.

        TomoTherapy Remote Software Solutions—Remote Planning and TomoPortal.    Remote Planning securely and easily provides TomoTherapy users fully functional operation of the TomoTherapy Planning Station application from outside of the TomoTherapy System network, via the internet. It allows a remote user to operate the Planning Station application and develop plans without being physically present in the facility where the TomoTherapy System is installed. Remote Planning is available in select countries/locations.

        The TomoPortal™ application also resides on the same Remote Software Solutions computer node as the Remote Planning application. The TomoPortal™ Remote Viewer securely and easily provides a web-enabled link to patient information stored in the TomoTherapy System. It is possible to review a plan, registration, and treatment data from down the hall or across a continent.

        Tomo Quality Assurance (TQA) package.    TQA™ is a calendar-based productivity tool that simplifies the collection and analysis of quality assurance testing for TomoTherapy Systems. The application leverages internally-generated data to provide results quickly and easily. The TQA™ application offers trending and reporting of many system and dosimetric parameters that allow physicists to monitor the performance of their TomoTherapy System. To enable validation by third-party software, all data may be exported.

Sales and Marketing

        We currently market the CyberKnife System through a direct sales force in the United States and a combination of direct sales personnel and distributors worldwide. Support for our international sales is handled through our European and Asian headquarters in Paris, France, Hong Kong and Tokyo, Japan.

        We market and sell our TomoTherapy Systems through an experienced team of direct sales personnel in the United States and Canada, while in Latin America our TomoTherapy Systems are marketed and sold through third-party distributors. In Europe and the Middle East, we market and sell our TomoTherapy products through the coordinated efforts of a direct sales and marketing team in most countries in Western Europe and distributors in other countries. The Asia-Pacific countries are all served by distributors, with marketing and sales support from our U.S. headquarters.

        In the United States, we use a combination of regional sales directors, account specialists, product managers, training specialists and field marketing managers. Regional sales directors and account specialists are responsible for selling the systems, upgrades and services to hospitals and stand-alone treatment facilities. Our product managers help market our current products and work with our engineering group to identify and develop upgrades and enhancements for our suite of products. Our training specialists train radiation oncologists, surgeons, physicists, dosimetrists and radiation therapists.

        In addition to marketing to hospitals and stand-alone treatment facilities, we market to radiation oncologists, neurosurgeons, general surgeons, oncology specialists and other referring physicians, both in the United States and internationally. We intend to continue to increase our focus on marketing and education efforts to surgical specialists and oncologists responsible for treating tumors throughout the body. Our marketing activities also include efforts to inform and educate cancer patients about the benefits of the CyberKnife System and TomoTherapy Systems.

        Under our standard distribution agreement, we generally appoint an exclusive distributor for a specific country; however, Accuray typically also retains the right to distribute the CyberKnife System in such territories. These distributors generally provide the full range of service and sales capabilities, although we may provide installation and service support for certain distributors.

        According to the 2010 Radiation Therapy Market Summary Report published by IMV, as of October 2010, there were over 2,170 hospitals and stand-alone treatment facilities in the United States providing radiation therapy services. Our current United States sales and marketing focus is to target the hospitals and treatment facilities currently providing radiation therapy services; however, in the future we believe that the CyberKnife System and the TomoTherapy System will also be marketed to hospitals that do not have radiation therapy facilities.

        From time to time, we may provide our CyberKnife System's linac for use in non-medical areas. These areas may include non-destructive testing, visual inspection and other potential applications. We do not currently expect these non-medical uses to represent a significant portion of our revenue in the near term.

Manufacturing

        We purchase major components from outside suppliers, including the robotic manipulator, treatment table or robotic couch, magnetron, which creates the microwaves for use in the linac, imaging cameras and computers. We closely monitor supplier quality, delivery performance and conformance to product specifications, and we also expect suppliers to contribute to our efforts to improve our manufacturing cost and quality.

        Some of the components are obtained from single-source suppliers. These components include the gantry, magnetron, solid state modulator and detector for the TomoTherapy System and the robot and the imaging plates for the CyberKnife System. In most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. In the event of a disruption in any of these suppliers' ability to deliver a component, we would need to secure a replacement supplier. Additionally, any disruption or interruption of the supply of key subsystems could result in increased costs and delays in deliveries of our treatment systems, which could adversely affect our reputation and results of operations. To help mitigate these risks, we negotiate long-term supply contracts or submit long-term orders and forecasts to our single-source suppliers with the goal that our demand can be satisfied and any capacity problem can be mitigated.

        We manufacture certain electrical subsystems, including the linac for our CyberKnife System, at our Sunnyvale, California and Mountain View, California facilities and manufacture each TomoTherapy System in Madison, Wisconsin. We manufacture the linac for our TomoTherapy System at our Chengdu, China facility. Our facilities employ state-of-the-art manufacturing techniques and equipment. Our company-wide quality systems are certified independently and compliant to the internationally recognized quality system standard for medical devices, International Standards Organization, or ISO, 13485:2003, and the Quality System regulations enforced by the FDA. We believe that our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

        The manufacturing processes at our facilities include subassembly, assembly, system integration and final testing. Our manufacturing personnel consist of assemblers and technicians supported by production engineers as well as planning and supply chain managers. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We have also incorporated lean manufacturing techniques to improve manufacturing flow and efficiency. Lean manufacturing techniques include reducing wasteful and extraneous activities, balancing assembly and test flow, as well as better utilizing production assets and resources.

Intellectual Property

        The proprietary nature of, and protection for, our products, product components, processes and know-how are important to our business. We seek patent protection in the United States and internationally for our product systems and other technology where available and when appropriate. Our policy is to patent or in-license the technology, inventions and improvements that we consider important to the development of our business. In addition, we use license agreements to selectively convey rights to our intellectual property to others. In addition to our patents, we also rely upon trade secrets, know-how, trademarks, copyright protection and continuing technological and licensing opportunities to develop and maintain our competitive position. We require our employees, consultants and outside scientific collaborators to execute confidentiality, invention assignment and, where appropriate, non-competition agreements upon commencing employment or consulting relationships with us.

        We seek patent protection in the United States and in foreign jurisdictions for our product implementations, components and other technology where available and when appropriate. As of June 30, 2011, we held or exclusively licensed 107 U.S. patents, and 117 pending U.S. patent applications. As of June 30, 2011, we held or exclusively licensed 190 foreign patents, and 194 foreign patent applications, which correspond to our issued U.S. patents and pending U.S. patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy Systems, or are being incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation treatment. We cannot be sure that any patents will be issued from any of our pending patent applications, nor can we assure you that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

        Patents may provide some degree of protection for preventing others from making, using, selling, or offering for sale a system that shares one or more features of the CyberKnife or TomoTherapy System. However, patent protection involves complex legal and factual determinations and is therefore uncertain. The laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of technology of interest to us. As a result, we cannot assure you that patents will issue from any of our patent applications. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. In view of these factors, our intellectual property positions bear some degree of uncertainty.

        We have periodically monitored and continue to monitor the activities of our competitors and other third parties with respect to their use of intellectual property.

        In April 2007, we entered into a License and Development Agreement, or Original Agreement, with CyberHeart, Inc., or CyberHeart, and in December 2010, we entered into a License Agreement, or New Agreement, with CyberHeart. As part of these agreements, we have licensed and will continue to license certain intellectual property rights and technologies to CyberHeart, which CyberHeart will use to develop and commercialize new systems and applications in the field of cardiac disease. In the event CyberHeart is able to successfully develop and commercialize such an application, under the agreements, we would be the sole supplier of radiosurgery equipment to CyberHeart and would also be entitled to receive specified payments based on the sale of any CyberHeart products covered by the intellectual property Accuray licenses to CyberHeart. The Original Agreement remains in full force and effect until the effective date of the New Agreement, which is the first date of human clinical treatment performed by CyberHeart, using a CyberHeart product together with a CyberKnife System, to affect cardiac tissue ablation with the goal of achieving a therapeutic effect. In December 2010, we also entered into a Patent License Agreement with CyberHeart, pursuant to which CyberHeart granted the Company certain patent rights in the field of non-tumor cardiovascular disease, which rights are exercisable by us only upon the occurrence of certain trigger events specified in the New Agreement. We would pay a specified royalty to CyberHeart for the sale of any our products covered by the licensed CyberHeart patents. Roderick Young, a former member of our Board of Directors, is a founder, officer and director of CyberHeart, Inc.

Research and Development

        Continued innovation is critical to our future success. Our current product development activities include projects expanding clinical applications in radiosurgery, driving product differentiation, and continually improving the usability, interoperability, reliability, and performance of our products. We continue to seek to develop innovative technologies so that we can increase our sales. Some of our product improvements have been discussed above under the heading "Products."

        Research activities strive to enable new product development opportunities by developing new technologies and advancing areas of existing core technology such as next generation linac, adaptive therapy, patient imaging, motion management, or treatment planning capabilities.

        The modular design of the CyberKnife System supports rapid development for new clinical capabilities and performance enhancements by generally allowing each subsystem to evolve within the overall platform design. Access to regular product upgrades protects customer investment in the system, facilitates the rapid adoption of new features and capabilities among existing installed base customers, and drives increasing value in our multiyear service plans. These upgrades will generally consist of software and hardware enhancements designed to increase the ease of use of our CyberKnife System and improve the speed and accuracy of treatment.

        As of June 30, 2011, we had 287 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2011, 2010 and 2009 were $41.7 million, $31.5 million and $36.0 million, respectively. We plan to increase our investment in research and development in future periods, as we seek out new business opportunities.

        A key component of our research and development program is our collaboration with research programs at selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. Our agreements with these third-party collaborators generally require us to make milestone-based payments during the course of a particular project and often also require that we make up-front payments to fund initial activities. Generally, we own or have a right to license any inventions resulting from the collaboration. Our third-party collaborators are generally granted a royalty-free license for the purpose of continuing their research and development, and, from time to time, we also grant broader licenses. Our research collaboration programs include work on clinical protocols and hardware and software developments. We also work with suppliers to develop new components in order to increase the reliability and performance of our products and seek opportunities to acquire or invest in the research of other parties where we believe it is likely to benefit our existing or future products.

        Through CPAC, an entity of which we owned 5.5% as of June 30, 2011, we also have a collaboration with Lawrence Livermore National Laboratories with regard to acceleration technology that could result in the development of a more affordable and accessible proton therapy system than is currently available. Proton therapy is based upon the theory of depositing radiation within tumors at specific depths while minimizing radiation to adjacent healthy tissues. The project is in feasibility testing of the key components. The successful development of products from these projects, including for proton therapy, is expected to take a number of years and may not ever occur.

Competition

        The medical device industry in general, and the non-invasive cancer treatment field in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and regulatory clearance and approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies.

Traditional surgery and other forms of minimally invasive procedures, brachytherapy, chemotherapy and other drugs remain alternatives to the CyberKnife and TomoTherapy Systems.

        The competitive market is primarily dominated by three companies: Elekta AB, Siemens AG, and Varian Medical Systems, Inc., or Varian. Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image-guidance systems to perform radiosurgery. Other companies that compete with us to a lesser extent include Mitsubishi Heavy Industries and BrainLAB AG.

        Furthermore, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, MRI-guided radiotherapy systems, proton therapy systems, drug treatment, gene therapy (which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes), and other approaches. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

        Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy Systems and their technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

        Our competitive position also depends, among other things, on:

  •
  Widespread awareness, acceptance and adoption of our products by the radiation oncology and cancer therapy markets;

  •
  The development of new technologies that improve the effectiveness and productivity of our systems' treatment processes;

  •
  Product and procedure coverage and reimbursement from third-party payors, insurance companies and others;

  •
  Availability of coverage and reimbursement from third-party payors, insurance companies and others for procedures performed using our systems;

  •
  Properly identifying customer needs and delivering new upgrades to address those needs;

  •
  Published studies supporting the efficacy and safety of our systems;

  •
  Limiting the time required from proof of feasibility to routine production;

  •
  Limiting the time period and cost of regulatory approvals or clearances;

  •
  The manufacture and delivery of our products in sufficient volumes on time, and accurately predicting and controlling costs associated with manufacturing, installation, warranty and maintenance of the products;

  •
  Our ability to attract and retain qualified personnel;

  •
  The extent of our intellectual property protection or our ability to otherwise develop proprietary products and processes;

  •
  Securing sufficient capital resources to expand both our continued research and development, and sales and marketing efforts; and

  •
  Obtaining any necessary United States or foreign regulatory approvals or clearances.

        Our customers' equipment purchase considerations typically include reliability, treatment quality, service capabilities, patient throughput, price, payment terms and equipment supplier viability. We believe that we compete favorably with our competitors on price and value based upon the technology offered by our treatment systems. We strive to provide a technologically superior product that covers substantially all aspects of radiation therapy to deliver precise treatments with high-quality clinical outcomes that meet or exceed customer expectations.

        In addition to competition from technologies performing similar functions as our treatment systems, competition also exists for the limited capital expenditure budgets of our customers. For example, our treatment systems may compete with other equipment required by a radiation therapy department for financing under the same capital expenditure budget, which is typically limited. A purchaser, such as a hospital or cancer treatment center, may be required to select between the two items of capital equipment. Our ability to compete may also be adversely affected when purchase decisions are based solely upon price, since our products are premium-priced systems due to their higher level of functionality and performance. This outcome is more likely to occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus primarily on pricing when making purchase decisions.

Reimbursement

        In the United States, healthcare providers that purchase capital equipment such as the CyberKnife and TomoTherapy Systems, generally rely on government and private third-party payors for reimbursement for the healthcare treatment and services they provide. Examples of these types of payors include Medicare, Medicaid, private health insurance plans, and health maintenance organizations, which reimburse all or a portion of the cost of treatment, as well as related healthcare services. Reimbursement involves three components: coverage, coding and payment.

Coverage

        There are currently no national coverage determinations in place under Medicare for CyberKnife or TomoTherapy treatment. Coverage criteria for treatment with CyberKnife and TomoTherapy are outlined in local determinations or, in the absence of a formal policy, treatment is covered as long as it is considered reasonable and necessary. The most common indications covered by Medicare in local coverage determinations for robotic radiosurgery are primary and metastatic tumors in the brain, spine, lung, liver, kidney, pancreas, adrenal gland, prostate as well as other cancers that have failed previous treatment. Intensity Modulated Radiation Therapy (IMRT) is generally covered for cancers of head and neck, lung, breast, prostate, brain, spine, liver, pancreas, kidneys, ovaries, bladder, and other cancers appropriate for treatment with conventional fractionation.

        Commercial payor policies vary with most covering robotic radiosurgery for tumors in the brain, spine, and lung. Other indications such as renal, liver, prostate, and pancreatic cancers are also covered by some national and local commercial payors. IMRT is typically covered by commercial payors for the indications covered by Medicare.

Coding

        The codes that are used to report robotic radiosurgery treatment delivery are healthcare common procedural codes (HCPCS) G0339 for the first fraction and G0340 for fractions two through five. IMRT delivery is billed under Current Procedural Terminology (CPT) code 77418. Both HCPCS and

CPT codes are valid codes for payment under Medicare and are recognized by commercial payors for use in the hospital outpatient and freestanding center sites of service. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

Payment

        The majority of CyberKnife and TomoTherapy procedures are performed in the hospital outpatient department. Medicare payment for CyberKnife and TomoTherapy procedures delivered in the hospital outpatient setting is developed by the Centers for Medicare and Medicaid Services (CMS), which calculates rates based on costs submitted by hospitals to perform outpatient procedures. Every year, CMS reviews hospital cost data for outpatient procedures, including robotic radiosurgery and radiotherapy, makes adjustments to rates for the following year, and publishes national unadjusted averages for all procedures eligible for payment in this site of service. For calendar year 2011, the national unadjusted average Medicare payment rates for robotic radiosurgery treatment delivered in the hospital outpatient department under codes G0339 and G0340 are $3,409 and $2,505 respectively. The 2011 national unadjusted Medicare payment rate for IMRT delivery in the hospital outpatient department under CPT code 77418 is $438. Imaging is bundled and not separately payable in the hospital outpatient department.

        Payment for treatment with CyberKnife and TomoTherapy is also available in the freestanding center setting. In 2011, the primary treatment delivery codes for robotic radiosugery are carrier priced under Medicare and range from low payment to payment at parity with hospital outpatient departments to slightly above outpatient rates. Medicare payment for IMRT delivery in the freestanding center site of service is calculated by applying a universal multiplier (called a conversion factor) to values set for resource and malpractice costs for the procedure and adjusted to account for geographic variations. The 2011 national unadjusted Medicare payment rate for IMRT delivery in the freestanding center site of service is $523. Unlike in the hospital outpatient setting, imaging with IMRT is paid separately.

        On July 1, 2011, Medicare published its proposed rules for hospital outpatient services, for physicians, and services performed in the freestanding center setting for calendar year 2012. After a 60 day comment period, Medicare will review and analyze the comments. Once Medicare's analysis is complete, the final rules will be published, which we anticipate to occur near the end of October 2011. The proposed 2012 rates for robotic radiosurgery treatment delivery in the hospital outpatient setting are $3,251 for G0339 and $2,447 for G0340. The 2012 proposed national unadjusted payment rate for IMRT delivery under CPT code 77418 in the hospital outpatient department is $447. Image guidance remains bundled in the hospital outpatient setting and no separate payment is made.

        The 2012 proposed payment in the freestanding center setting for robotic radiosurgery delivery for the first and subsequent treatments continues to be set by local Medicare carriers. For delivery of IMRT in the freestanding clinic, Medicare has released its proposed conversion factor, resource and malpractice values and geographic adjustment indices that would be used to calculate payment in 2012. The proposed rate using these proposed values would result in a payment rate of $386, a 26% decrease if Congress does not intervene to prevent major cuts in Medicare as it has done for the past eight years. Based on historical actions, it is expected that the payment rates will be set closer to current rates for 2011 than the proposed rates for 2012. Additional payment for image guidance in this site of service remains available.

        Commercial payors typically base payment on a percentage of billed charges, or on contracted rates, and may benchmark prices based on a percent of Medicare rates. Medicaid develops its own payment policies independently, which vary from state to state.

Foreign Reimbursement

        Internationally, reimbursement and healthcare payment systems vary from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side-by-side. In general, the process of obtaining coverage approvals has been slower outside of the United States. Our ability to achieve adoption of our treatment systems, as well as significant sales volume in international markets, will depend in part on the availability of reimbursement for procedures performed using our products.

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

        510(k) clearance pathway.    When a 510(k) clearance is required, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or PMA. By regulation, the FDA is required to clear or deny a 510(k) pre-market notification within 90 days of submission of the application. As a practical matter, clearance generally takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

        In January 2002, we received 510(k) clearance for the TomoTherapy Hi-Art System intended to be used as an integrated system for the planning and delivery of IMRT for the treatment of cancer. In August 2008, we received 510(k) clearance for our TomoDirectTM System.

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

        Product modifications.    After a device receives 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance or approval. We have modified aspects of our CyberKnife and TomoTherapy families of products since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required for the modifications. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. During our fiscal year ended June 30, 2011, we submitted one 510(k) clearance notification for modifications made to the operation of the CyberKnife System. The submission was cleared on November 17, 2010.

        Pervasive and continuing regulation.    After a device is placed on the market, numerous regulatory requirements apply. These include:

  •
  Quality System Regulation, or QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, documentation and other quality assurance procedures during product design and throughout the manufacturing process;

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

        The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. In the past, our prior facility has been inspected, and observations were noted. In May 2011, during an inspection performed by the FDA at our Sunnyvale facility, several minor observations were made. We have taken corrective action on the observations in response to the FDA's observation. The initial classification of the inspection is considered to be Voluntary Action Indicated. We are undertaking corrective action in response to the FDA's observations. There were no observations that involved a material violation of regulatory requirements. We believe that we are in substantial compliance with the QSR. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

        On August 3, 2010, the FDA, released for public comment two internal working group reports with numerous recommendations (1) to improve the 510(k) process and (2) to utilize science in regulatory decision making in ways that encourage innovation yet maintain predictability of the clearance process. The public comment period closed in early October 2010 and the FDA is targeting the implementation of or setting timelines for the implementation of "non-controversial" recommendations in 2011. At the same time, the FDA acknowledges that the recommendations are preliminary and no decisions have been made on specific changes to pursue. Nevertheless, we anticipate significant changes will result in the way the 510(k) program will operate and the data requirements, including clinical data, to obtain 510(k) clearance or PMA approval. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances or PMA approvals in a timely manner or the effect on our business.

        On June 9 and 10, 2010, the FDA held a public meeting entitled "Device Improvements to Reduce the Number of Under-doses, Over-doses, and Misaligned Exposures from Therapeutic Radiation." The expressed purpose of the meeting was to discuss steps that could be taken by manufacturers of radiation therapy devices to help reduce misadministration and misaligned exposures. In advance of and at the meeting, the FDA requested comments in the following areas: features that should be incorporated into radiation therapy devices and their related software, user training, and quality assurance measures. It is likely that the FDA will use the information gleaned at this meeting to revise the standards and requirements for designing, manufacturing and marketing devices such as ours, creating uncertainty in the current regulatory environment around our current products and development of future products.

        In July, 2011, the Institute of Medicine, or IOM, which was requested by the FDA to evaluate and make recommendations on the 510(k) program, released its report entitled "Medical Devices and the Public's Health, The FDA 510(k) Clearance Process." The report contained numerous and broad recommendations that, if followed, will have a significant impact on the medical device industry. We cannot predict what effect the recommendations made by the IOM in its report to the FDA will have on the 510(k) program or our ability to obtain 510(k) clearances in a timely manner.

        Radiological health.    Because our CyberKnife System and TomoTherapy Systems contain both laser and X-ray components, and because we assemble these components during manufacturing and service activities, we are also regulated under the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. This law requires laser and X-ray products to comply with regulations and applicable performance standards, and manufacturers of these products to certify in product labeling and reports to the FDA that their products comply with all such standards. The law also requires manufacturers to file new product reports, and to file annual reports and maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed. Assemblers of diagnostic X-ray systems are also required to certify in reports to the FDA, equipment purchasers, and where applicable, to state agencies responsible for radiation protection, that diagnostic and/or therapeutic X-ray systems they assemble meet applicable requirements. Failure to comply with these requirements could result in enforcement action by the FDA, which can include injunctions, civil penalties, and the issuance of warning letters.

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

        Physician self-referral laws.    We are also subject to federal and state physician self-referral laws. The federal Ethics in Patient Referrals Act of 1989, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain "designated health services" if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral.

        In addition, in July 2008, CMS issued a final rule implementing significant amendments to the regulations under the Stark Law. The final rule, which was effective October 1, 2009, imposes additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Among other things, the rule provides that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use basis. Prior to enactment of the final rule, physician owned entities had increasingly become involved in the acquisition of medical technologies, including the CyberKnife System. In many cases, these entities entered into arrangements with hospitals that billed Medicare for the furnishing of medical services, and the physician owners were among the physicians who referred patients to the entity for services. The rule limits these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and could discourage physicians from participating in the acquisition and ownership of medical technologies. The final rule also prohibits percentage-based compensation in equipment leases. As a result of the finalization of these regulations, some existing CyberKnife System operators have modified or restructured their corporate or organizational structures. In addition, certain customers that planned to open CyberKnife centers in the United States involving physician ownership have restructured their legal ownership structure. Certain entities were not able to establish viable models for CyberKnife System operation and therefore canceled their CyberKnife System purchase agreements. Accordingly, these regulations have resulted in cancellations of CyberKnife System purchase agreements and could also reduce the attractiveness of medical technology acquisitions, including CyberKnife System purchases, by physician-owned joint ventures or similar entities. As a result, these regulations have had, and could continue to have, an adverse impact on our product sales and therefore on our business and results of operations.

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

        Federal False Claims Act.    The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as "relators" or, more commonly, as "whistleblowers", may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife System or acquired a CyberKnife System through our shared ownership program, with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement, and even though such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated and determined to be in violation of any of these laws.

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

        The method of assessing conformity to applicable standards and directives depends on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a European Union member state to conduct the conformity assessment. This relevant assessment may consist of an audit of the manufacturer's quality system (currently ISO 13485), provisions of the Medical Devices Directive, and specific testing of the manufacturer's device. In September 2002 and February 2005, Accuray's and TomoTherapy's facilities, respectively, were awarded the ISO 13485 certification, which replaces the ISO 9001 and EN 46001 approvals, which have been subsequently maintained through periodic assessments, in accordance with the expiration dates of the standards, and we are currently authorized to affix the CE mark to our products, allowing us to sell our products throughout the European Economic Area.

        We are also currently subject to regulations in Japan. A Japanese distributor received the first government approval to market the CyberKnife System from the Ministry of Health and Welfare, or MHLW, in November 1996. In December, 2003, we received approval from the MHLW to market the CyberKnife System in Japan for clinical applications in the head and neck, and a new distributor, Chiyoda Technol Corporation, was appointed to distribute the CyberKnife System. In June 2008, we received approval from the MHLW to market the CyberKnife System for treatments throughout the body where radiation treatment is indicated. On June 30, 2009, our subsidiary, Accuray Japan KK, became the Marketing Authorization Holder in Japan, which allowed the Company to directly sell our products in Japan. In August 2010, we received Shonin approval from MHLW to market the CyberKnife G4 System to treat tumors non-invasively anywhere in the body, inclusive of head and neck. Hi-Art Co. Ltd., the original distributor for TomoTherapy in Japan, received its original certification from the MHLW to market the TomoTherapy System for use as an integrated system for the planning and delivery of IMR for the treatment of cancer and in January 2006, Hi-Art Co. Ltd. received Shonin approval from the MHLW to market the TomoTherapy System to for use as an integrated system for the planning and delivery of IMR for the treatment of cancer.

        We are subject to additional regulations in other foreign countries, including, but not limited to, Canada, Taiwan, China, Korea, and Russia in order to sell our products. We intend that either we or our distributors will receive any necessary approvals or clearance prior to marketing our products in those international markets.

State Certificate of Need Laws

        In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or the provision of new services. These laws generally require appropriate state agency determination of public need and approval prior to the acquisition of such capital items or addition of new services. Certificate of need regulations may preclude our customers from acquiring one of our systems, whether through purchase or our shared ownership program, and from performing stereotactic radiosurgery procedures using one of our systems. Several of our prospective customers currently are involved in appeals of certificate of need determinations. If these appeals are not resolved in favor of these prospective customers, they may be precluded from purchasing and/or performing services using one of our systems. Certificate of need laws are the subject of continuing legislative activity, and a significant increase in the number of states regulating the acquisition and use of one of our systems through certificate of need or similar programs could adversely affect us.

Backlog

        For a discussion of the Company's fiscal 2011 backlog, both for the CyberKnife Systems and TomoTherapy Systems, as well as for a discussion of anticipated revisions to our backlog reporting for fiscal year 2012, please refer to the section of Management's Discussion and Analysis entitled "Backlog," beginning on page 80.

Employees

        As of June 30, 2011, we had 1,100 employees worldwide. None of the employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

Geographic Information

        For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in "Note 2. Significant Accounting Policies" in the notes to the consolidated financial statements, which is incorporated herein by reference.

Available Information

        Our main corporate website address is www.accuray.com. We make available on this web site, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission, the SEC. All SEC filings are also available at the SEC's website at www.sec.gov. In addition, the Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee, Nominating and Disclosure Committee of our Board of Directors are also available on the investor relations page of our website. The contents of our web site are not intended to be incorporated by reference into this report or in any other report or document we file or furnish, and any references to our web site are intended to be textual references only.

Item 1A.    RISK FACTORS

        We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Form 10-K, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition and future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the "forward-looking" statements described elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in "forward-looking" statements.

Risks Related to Our Business

Our long-term success, results of operations and the value of our common stock depend on our ability to successfully combine the TomoTherapy business with our pre-existing business, which may be more difficult, costly or time-consuming than expected.

        On June 10, 2011, we acquired TomoTherapy, the business of which we are currently combining with our pre-existing business. Our future success, results of operations and the value of our common stock depend, in part, on our ability to realize the anticipated benefits from integrating the TomoTherapy business with our pre-existing business. To realize these anticipated benefits, we must successfully combine our businesses in an efficient and effective manner. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, and our results of operations and the value of our common stock may be adversely affected.

        The integration process could result in the disruption of existing business, loss of key employees, or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers, employees, suppliers and other business partners following the acquisition or to achieve the anticipated benefits of the acquisition. Specifically, issues that must be addressed in integrating the operations of TomoTherapy into our pre-existing operations in order to realize the anticipated benefits of the acquisition include, among other things:

  •
  integrating and optimizing the utilization of the properties, equipment, suppliers, distribution channels, manufacturing, service, marketing, promotion and sales activities and information technologies of the combined company;

  •
  consolidating corporate and administrative infrastructures of the combined company;

  •
  coordinating geographically dispersed organizations of the combined company;

  •
  retaining existing customers of, and attracting new customers to, the combined company; and

  •
  conforming standards, controls, procedures and policies, business cultures and compensation structures throughout the combined company.

        Integration efforts will also divert management attention and resources. An inability to realize the full extent of the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our results of operations, which may affect adversely the value of our common stock.

        In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the combined company's operations or to realize the anticipated benefits of the integration.

We have incurred and expect to continue to incur significant costs in connection with the acquisition and integration of TomoTherapy.

        We have incurred and expect to continue to incur non-recurring costs associated with combining the operations of TomoTherapy and our pre-existing operations. Most of these costs will be comprised of facilities and systems consolidation costs and employment-related costs. We also have incurred and will continue to incur fees and costs related to integration. Additional unanticipated costs may be incurred in the integration of the combined company's businesses or we may incur transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with the acquisition. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

If the CyberKnife System or TomoTherapy Systems do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

        Achieving physician, patient, hospital administrator and third-party payor acceptance of the CyberKnife and TomoTherapy Systems as preferred methods of tumor treatment will be crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife or TomoTherapy Systems unless they determine, based on experience, clinical data and other factors, that the CyberKnife and TomoTherapy Systems are safe and effective alternatives to current treatment methods. We often need to educate physicians about the use of stereotactic radiosurgery, IGRT and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs and help train qualified physicians in the skilled use of the CyberKnife and TomoTherapy Systems. For example, the complexity and dynamic nature of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT, require significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and Robotic IMRT, as well as adaptive radiation therapy and IGRT, and require departures from their customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies.

        The CyberKnife and TomoTherapy Systems are major capital purchases, and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. These and other factors, including the following, may affect the rate and level of market acceptance of each of the CyberKnife and TomoTherapy Systems:

  •
  The CyberKnife and TomoTherapy Systems' price relative to other products or competing treatments;

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

  •
  Perception by physicians and other members of the healthcare community of the CyberKnife and TomoTherapy Systems' safety, efficacy, efficiency and benefits compared to competing technologies or treatments;

  •
  Publication in peer-reviewed medical journals of data regarding the successful use and longer term clinical benefits of the CyberKnife and TomoTherapy Systems;

  •
  Willingness of physicians to adopt new techniques and the ability of physicians to acquire the skills necessary to operate the CyberKnife and TomoTherapy Systems;

  •
  Extent of third-party coverage and reimbursement rates, particularly from Medicare, for procedures using the CyberKnife and TomoTherapy Systems;

  •
  Development of new products and technologies by our competitors or new treatment alternatives;

  •
  Regulatory developments related to manufacturing, marketing and selling the CyberKnife and TomoTherapy Systems both within and outside the United States;

  •
  Perceived liability risks arising from the use of new products; and

  •
  Unfavorable publicity concerning the CyberKnife or TomoTherapy Systems or radiation-based treatment alternatives.

        If the CyberKnife or TomoTherapy Systems are unable to achieve or maintain market acceptance, new orders and sales of our systems would be adversely affected, our revenue levels would decrease and our business would be harmed.

If we are unable to develop new products or enhance existing products, we may be unable to attract or retain customers.

        Our success depends on the successful development, regulatory clearance or approval, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products. The CyberKnife System and TomoTherapy Systems, which are currently our principal products, are technologically complex and must keep pace with, among other things, the products of our competitors. We are making significant investments in long-term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements.

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

        We cannot be sure that we will be able to successfully develop, obtain regulatory approval or clearance for, manufacture or introduce new products, treatment systems or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the quality system regulation, or QSR, enforced by the FDA. Failure to obtain regulatory approval or clearance for our products or to complete these processes in a timely and efficient manner could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our backlog, revenues and operating results to suffer.

Siemens AG and Accuray have not made material progress under the sales and R&D collaboration opportunities outlined in the Strategic Alliance Agreement signed in June 2010 and may not make further progress in the future.

        In June 2010, we entered into a Strategic Alliance Agreement with Siemens AG, or the Alliance Agreement, pursuant to which (1) we granted Siemens certain distribution rights to our CyberKnife Systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linac products, the combined products being known as the Cayman Products, and (3) we created a research and development relationship between Accuray and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future. Siemens' right to distribute the CyberKnife System under the Alliance Agreement remains unchanged, though sales activity to date under the Agreement has not been material. We believe that as a result of our acquisition of TomoTherapy, the elements of the Alliance Agreement described in clauses (2) and (3) above are unlikely to develop further. Under the Alliance Agreement, both Siemens and the Company had the right to terminate the Alliance Agreement on written notice within 60 days following the acquisition of or by either party by specified competitors. On August 3, 2011, we entered into an Amendment to the Alliance Agreement with Siemens, which provides that each of the Company's and Siemens' right to terminate the Alliance Agreement as a result of the acquisition of TomoTherapy by the Company is extended until December 31, 2011 in order to allow the Company and Siemens to evaluate the impact of the TomoTherapy acquisition on the arrangements created by the Alliance Agreement.

        There can be no assurance that the strategic alliance with Siemens AG will be successful or that the economic terms of the Alliance Agreement will ultimately prove to be favorable to us or that Siemens will not terminate the Alliance Agreement as a result of the Company's acquisition of

TomoTherapy. We are not able to control the amount and timing of resources that Siemens will devote to the development, sales or marketing of the Cayman Products, the distribution of CyberKnife Systems, or to future collaboration opportunities. Our own business may be disrupted, and we may have to divert attention from our other research and development activities, in order to satisfy our obligations under the Alliance Agreement. We may incur costs in excess of the consideration to be paid to us by Siemens. Even if Siemens and the Company successfully complete development of a product, it may not receive the regulatory approvals necessary to be marketed and sold. Failure to successfully develop, market and sell the product, failure of Siemens to distribute the CyberKnife System, and the failure of us and Siemens to successfully collaborate on future opportunities could negatively impact our stock price and our future business and financial results.

If we are not able to meet the requirements of our license agreement with the Wisconsin Alumni Research Foundation (WARF) we could lose access to the technologies licensed thereunder and be unable to manufacture, market or sell the TomoTherapy Systems.

        We license patents from WARF covering the multi-leaf collimator and other key technologies incorporated into the TomoTherapy Systems under a license agreement that requires us to pay royalties to WARF. In addition, the license agreement obligates us to pursue an agreed development plan and to submit periodic reports, and restricts our ability to take actions to defend the licensed patents. WARF has the right to unilaterally terminate the agreement if we do not meet certain minimum royalty obligations or satisfy other obligations related to our utilization of the technology. If WARF were to terminate the agreement or if we were to otherwise lose the ability to exploit the licensed patents, our competitive advantage would be reduced and we may not be able to find a source to replace the licensed technology. The license agreement reserves to WARF the initial right to defend or prosecute any claim arising with respect to the licensed technology. If WARF does not vigorously defend the patents, we may be required to engage in expensive patent litigation to enforce our rights, and any competitive advantage we have based on the licensed technology may be hampered. Any of these events could adversely affect our business, financial condition and results of operations.

We may not be able to realize all of the desired benefits from our relationship with Compact Particle Acceleration Corporation ("CPAC").

        Since April 2008, TomoTherapy, has been an investor in CPAC to continue development of its research initiative for a compact proton therapy system for the treatment of cancer. CPAC has and is continuing to seek investments from third parties to support the development of this technology. Through TomoTherapy we currently have the option to purchase a portion of the CPAC stock held by CPAC investors in exchange for the right to commercialize the technology in the medical field, and we have the right to exercise this option at any time through April 2015. We may not be able to obtain all of the potential benefits relating to CPAC that we may desire. In addition, CPAC needs additional funding to continue its development efforts. We cannot be certain that CPAC will be able to obtain all of the additional financing required for this project on commercially reasonable terms or that the technology development will be successful. Even if CPAC is able to obtain financing and the technology development is successful, CPAC may not have the resources to commercialize the compact proton system, the market requirements may change such that commercialization is no longer feasible, or we may not be in a position to finance the option to purchase a portion of the CPAC stock held by CPAC investors in exchange for the right to commercialize the technology in the medical field. Any of these events could adversely affect our business, financial condition and results of operations.

If we are unable to maintain existing research collaboration relationships, enter into new collaboration arrangements in the future or enter into license agreements with our collaborators and others, our ability to enhance our products may be adversely affected.

        We have entered into a number of research collaboration arrangements with a range of hospitals, cancer treatment centers and academic institutions. These collaborations support our internal research and development capabilities and represent a key element of our ongoing research and development program. Our research collaboration partners may not fulfill all of their obligations under our arrangements with them. If our current research collaborations do not meet our research and development expectations, or if we are unable to enter into additional research collaborations in the future to replace unproductive collaborations or add new collaborations, our ability to enhance our products may be adversely affected. Our inability to successfully collaborate with third parties could increase our development costs, delay new or pending developments and limit the likelihood of successful enhancements to the CyberKnife or TomoTherapy Systems.

        Our collaboration agreements generally provide that we either own, in the case of our own developments, have the right to use, in the case of joint developments, or have the right to license, in the case of developments by our collaborator, technology developed pursuant to a collaboration. We cannot provide any assurance that we will successfully enter into license agreements with any of our collaborators concerning technology that is jointly developed or developed by the collaborator, which may prevent us from using that technology. If we are unable to enter into exclusive license agreements with a collaborator over technology that is jointly developed with, or solely developed by, the collaborator, the collaborator may be able to use or license the technology to third parties. Furthermore, if we are unable to enter into license agreements with a collaborator for technology that is jointly developed with, or solely developed by, the collaborator, we may be unable to use that technology. In addition, if we are unable to agree with our collaborators concerning ownership or proper inventorship of technology developed under the collaboration agreement, we may be forced to engage in arbitration or litigation to determine the proper ownership or inventorship. Any of these events could adversely affect our business, financial condition and results of operations.

Disruption of critical information systems could harm our business and financial condition.

        Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. We implemented and began use of a new Enterprise Resource Planning, or ERP system effective January 1, 2011. Our initial implementation covered the basic elements of our ERP system. We plan to implement additional capabilities in the future and are in the process of migrating processes and system used by TomoTherapy to the processes and systems used with our new ERP system. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, or if we fail to smoothly manage the new ERP system or its integration with TomoTherapy's processes and systems, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results.

If we are unable to provide the significant education and training required for the healthcare market to accept our products, our business will suffer.

        In order to achieve market acceptance of the CyberKnife and TomoTherapy Systems, we often need to educate physicians about the use of stereotactic radiosurgery and radiation therapy, convince healthcare payers that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs and help train qualified physicians in the skilled use of these systems. For example, the complexity and dynamic nature of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT require significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT and require departures from their customary practices. In addition, we also must educate clinicians regarding the entire functionality of our radiation therapy systems, including techniques using the full quantitative imaging capabilities of our treatment systems, which enable clinicians to adapt a patient's treatment plan in response to anatomical changes and the cumulative amount of radiation received by specific areas within the patient over the course of treatment. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery, Robotic IMRT as well as adaptive radiation therapy and IGRT and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that any products we develop will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education. Failure to gain significant market acceptance would adversely affect our product sales and revenues, harming our business, financial condition and results of operations.

We have a large accumulated deficit, may incur future losses and may be unable to maintain profitability.

        As of June 30, 2011, we had an accumulated deficit of $144.4 million. We may incur net losses in the future, particularly as we increase our manufacturing, research and development, and marketing activities. Our ability to maintain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems and to control our costs and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

Multiple factors may adversely affect our ability to fully utilize certain tax loss carryforwards.

        As of June 30, 2011, we had approximately $116.1 million and $45.9 million in federal and state net operating loss carry forwards, respectively, which expire in varying amounts beginning in 2019 for federal and 2015 for state purposes. Included in the federal and state net operating loss carryforwards is $72.0 million of federal net operating loss carryforwards and $18.0 million of state net operating loss carryforwards from the acquisition of TomoTherapy. The federal and state net operatig loss carryforwards will expire in varying amounts beginning in 2010 for federal purposes and 2015 for state purposes. In addition, as of June 30, 2011, we had federal and state research and development tax credits of approximately $7.6 million and $7.5 million, respectively. The federal research credits will begin to expire in 2025 and the California research credits have no expiration date. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. However, none of Accuray and TomoTherapy's federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

We face risks related to the current global economic environment, which could delay or prevent our customers from obtaining financing to purchase the CyberKnife and TomoTherapy Systems and implement the required facilities, which would adversely affect our business, financial condition and results of operations.

        The state of the global economy continues to be somewhat uncertain. The current global economic conditions pose a risk that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates or does not improve, our business could be negatively affected, including such areas as reduced demand for our products resulting from a slow-down in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

        In addition, due to uncertain credit markets and concerns regarding the availability of credit, particularly in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which typically range from approximately $0.35 million for a TomoTherapy System and $0.5 million for a CyberKnife System, for customers who makes only minor renovations to existing facilities, to up to $2 million for a TomoTherapy System and $2.5 million for a CyberKnife System, for customers who build entirely new facilities that include additional features not necessarily required for the operation of a TomoTherapy or CyberKnife System (e.g., audio visual equipment). This range is based solely on information provided to us by customers and will vary by geography and the needs of a particular customer. To date, these delays have primarily affected customers that were planning to operate freestanding CyberKnife or TomoTherapy Systems centers, rather than hospital-based customers. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations.

The high unit price of the CyberKnife and TomoTherapy Systems, as well as other factors, may contribute to substantial fluctuations in our operating results, which could adversely affect our stock price.

        Because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units installed each quarter, each installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our revenue for a particular quarter. Therefore, if we do not install a CyberKnife or TomoTherapy System when anticipated, our operating results will vary significantly from our expectations. This is of particular concern in the current volatile economic environment, where we have had experiences with customers cancelling or postponing orders for our CyberKnife and TomoTherapy Systems and delaying any required build-outs. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance. In particular, in addition to the other risk factors described above and below, factors which may contribute to these fluctuations include:

  •
  Timing of when we are able to recognize revenue associated with sales of the CyberKnife and TomoTherapy Systems, which varies depending upon the terms of the applicable sales and service contracts;

  •
  The proportion of revenue attributable to purchases of the CyberKnife and TomoTherapy Systems which are associated with our shared ownership program and our legacy service plans;

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

  •
  Fluctuations in our gross margins and the factors that contribute to such fluctuations, as described in the Management's Discussion and Analysis of Financial Condition and Results of Operations;

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

Because the majority of our revenue is derived from sales of the CyberKnife and TomoTherapy Systems, and because we experience a long and variable sales and installation cycle, our quarterly results may be inconsistent from period to period. These fluctuations in revenue may make it difficult to predict our revenue.

        Our primary products are the CyberKnife and TomoTherapy Systems. We expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife and TomoTherapy Systems. The CyberKnife and TomoTherapy Systems have lengthy sales and purchase order cycles because they are major capital equipment items and require the approval of senior management at purchasing institutions. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to two years and involves personnel with multiple skills. The sales process in the United States typically begins with pre-selling activity followed by sales presentations and other sales-related activities. After the customer has expressed an intention to purchase a CyberKnife or TomoTherapy Systems, we negotiate and enter into a definitive purchase contract with the customer. Typically, following the execution of the contract, the customer begins the building or renovation of a facility to house the CyberKnife or TomoTherapy System, which together with the subsequent installation of the CyberKnife or TomoTherapy System, can take up to 24 months to complete. During the period prior to installation, the customer must build a radiation-shielded facility to house its CyberKnife or TomoTherapy System. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit were denied for installation at a specific hospital or treatment center, our CyberKnife or TomoTherapy System could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases it may be necessary for the entire facility to be completed before the CyberKnife or TomoTherapy System can be installed, which can result in additional construction and installation delays. Our sales and installations of CyberKnife and TomoTherapy Systems tend to be heaviest during the third month of each fiscal quarter.

        Under our revenue recognition policy, we generally do not recognize revenue attributable to a CyberKnife or TomoTherapy System purchase until after installation has occurred, if we are responsible for providing installation, or delivery. For international sales through distributors, we typically recognize revenue when the system is shipped with evidence of sell through to the end user. Under our current forms of purchase and service contracts, we record a majority of the purchase price as revenue for a CyberKnife or TomoTherapy System upon installation or delivery of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, such as:

  •
  Procurement delay;

  •
  Customer funding or financing delay;

  •
  Delay in or unforeseen difficulties related to customers organizing legal entities and obtaining financing for CyberKnife or TomoTherapy System acquisition;

  •
  Construction delay;

  •
  Delay pending customer receipt of regulatory approvals, including, for example, certificates of need;

  •
  Delay pending customer receipt of a building or radiation device installation permit; and

  •
  Delay caused by weather or natural disaster.

        In the event that a customer does not, for any of the reasons above or other reasons, proceed with installation of a system after entering into a purchase contract, we would only recognize up to the deposit portion of the purchase price as revenue, unless the deposit was refunded to the customer. Therefore, the long sales cycle together with delays in the shipment and installation of CyberKnife and TomoTherapy Systems or customer cancellations would adversely affect our cash flows and revenue, which would harm our results of operations and may result in significant fluctuations in our reporting of quarterly revenues. Because of these fluctuations, it is likely that in some future quarters, our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

Our ability to increase our profitability depends in part on maintaining or increasing our gross margins on product sales and service, which we may not be able to achieve.

        A number of factors may result in adverse impacts to our gross margins, including:

  •
  Actions related to new products, pricing and marketing programs;

  •
  The timing of revenue recognition and revenue deferrals;

  •
  Sales discounts;

  •
  Changes in product configurations;

  •
  Increases in material or labor costs;

  •
  Increased service or warranty costs or the failure to reduce service or warranty costs, especially with respect to the TomoTherapy Systems;

  •
  Excess inventory and inventory holding charges;

  •
  Obsolescence charges;

  •
  Our ability to reduce production costs;

  •
  Increased price competition;

  •
  Variation in the margins across products installed in a particular period; and

  •
  How well we execute on our strategic and operating plans.

We may not be able to achieve profitability with respect to our service business relating to TomoTherapy's Systems.

        Our overall service operations relating to TomoTherapy Systems currently are not profitable. Our ability to increase the profitability of this service business depends in part on reducing warranty and service costs for the TomoTherapy Systems and improving economies of scale in service operations. We may be unable to achieve these reductions in costs or improve the reliability of the TomoTherapy Systems during the time period expected or at all, and this could adversely affect our results of operations.

If third-party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife and TomoTherapy Systems, demand for our products and our revenue could be adversely affected.

        Our customers rely significantly on reimbursement for CyberKnife and TomoTherapy procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for procedures that are performed with our products. Third party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage for or payment for our procedures that are performed with our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results. In November 2010, the centers for Medicare and Medicaid Services, or CMS, issued the 2011 Medicare payment rates. CMS reviews such rates annually, and we expect CMS to issue the 2012 payment rates in late November 2011. If in the future CMS significantly decreases reimbursement rates for stereotactic radiosurgery, Robotic IMRT or radiation therapy services, or if other cost containment measures are implemented in the United States or elsewhere, such changes could discourage cancer treatment centers and hospitals from purchasing our products. We have seen our customers' decision making process complicated by the uncertainty surrounding the proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at freestanding clinics in the United States and for physician reimbursement for radiation oncology, which has resulted in delay and sometimes even failure to purchase our products.

We rely on a third party to perform spare parts shipping and other logistics functions on our behalf. A failure or disruption at our logistics provider would adversely impact our business.

        Customer service is a critical element of our sales strategy. As of June 30, 2011, third-party logistics providers stored most of our spare parts inventory in depots around the world and performed a significant portion of our spare parts logistics and shipping activities. If any of our logistics providers suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify alternative logistics providers for our spare parts, shipments of spare parts to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.

Our industry is subject to intense competition and rapid technological change, which may result in products or new tumor treatments that are superior to the CyberKnife and TomoTherapy Systems. If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products may become less useful or obsolete and our operating results will suffer.

        The medical device industry in general and the non-invasive cancer treatment field in particular are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery and other forms of minimally invasive procedures, brachytherapy, chemotherapy or other drugs remain alternatives to the CyberKnife and TomoTherapy Systems.

        We consider the competition for the TomoTherapy Systems to be existing radiation therapy systems, primarily using C-arm linacs, sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Siemens Medical Solutions, Mitsubishi Heavy Industries, and to a lesser extent, BrainLAB AG. Varian Medical Systems has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In 2008, Varian began selling and installing RapidArc technology. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems, including the TomoTherapy Systems, and Varian has maintained a strong marketing campaign claiming this technology has the same capabilities as, or better capabilities than, our TomoTherapy Systems. In April, 2010, Varian announced the launch of a new line of TrueBeam systems, which Varian claims are specifically designed for high-precision image-guided radiotherapy and radiosurgery. Varian claims this new platform is designed to be versatile and can be used for all forms of advanced external beam radiation therapy.

        The CyberKnife System also competes directly with conventional linac based radiation therapy systems primarily from Elekta AB, BrainLAB AG, Mitsubishi Heavy Industries and Varian Medical Systems. At least one other company has announced that it is developing a product that, if introduced, would be directly competitive with the CyberKnife. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. The CyberKnife System has not typically been used to perform traditional radiation therapy and therefore competition has been limited with conventional medical linacs that perform traditional radiation therapy. However, the CyberKnife VSI System, which we introduced in November of 2009, may be used to perform Robotic IMRT, an advanced method of traditional radiation therapy, which products of Elekta, Siemens and Varian are also capable of performing. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image-guidance systems to perform radiosurgery.

        Furthermore, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, MRI-guided radiotherapy systems, proton therapy systems, drug treatment, gene therapy, which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes, and other approaches. Moreover, at least one other company has announced that it is developing a product that, if introduced, would be directly competitive with the CyberKnife System. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

        Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy Systems and their technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience and resources in research and development than we have. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

        Our competitive position also depends on:

  •
  Widespread awareness, acceptance and adoption by the radiation oncology and cancer therapy markets of our products;

  •
  The development of new technologies that improve the effectiveness and productivity of the CyberKnife System radiosurgery process and the TomoTherapy System radiation therapy process;

  •
  Product and procedure coverage and reimbursement from third-party payors, insurance companies and others;

  •
  Availability of coverage and reimbursement from third-party payors, insurance companies and others for procedures performed using our systems;

  •
  Properly identifying customer needs and delivering new products or product enhancements to address those needs;

  •
  Published studies supporting the efficacy and safety and long-term clinical benefit of the CyberKnife and TomoTherapy Systems;

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

  •
  The extent of our intellectual property protection or our ability to otherwise develop proprietary products and processes;

  •
  Securing sufficient capital resources to expand both our continued research and development, and sales and marketing efforts; and

  •
  Obtaining any necessary United States or foreign marketing approvals or clearances.

        If customers choose not to purchase a CyberKnife or TomoTherapy System or choose to purchase our competitors' products, our revenue and market share would be adversely impacted, and there could be a material adverse effect on our business, financial condition and results of operations. In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy and radiosurgery, resulting in decreased demand for the TomoTherapy or CyberKnife Systems. Because the CyberKnife and TomoTherapy Systems have a long development cycle and because it can take significant time to receive government approvals or clearances for changes to the CyberKnife and TomoTherapy Systems, we must anticipate changes in the marketplace and the direction of technological innovation. Accordingly, if we are unable to anticipate and keep pace with new innovations in the cancer treatment market, the CyberKnife or TomoTherapy Systems or an aspect of their functionality may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If such pricing strategies are implemented, there could be downward pressure on the price of radiation therapy and radiosurgery systems. If we are unable to maintain or increase our selling prices, our gross margins will decline, and there could be a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

        Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Our management determined, as of June 30, 2011, that we had material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were not effective. See Item 9A of this Annual Report on Form 10-K.

        A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and operating results and our stock price, and we could be subject to stockholder litigation. In addition, remedying this material weakness may require significant additional financial and managerial resources.

We may have difficulties in determining the effectiveness of our internal control due to our complex financial model.

        The complexity of our financial model contributes to our need for effective financial reporting systems and internal controls. We recognize revenue from a range of transactions including CyberKnife and TomoTherapy System sales, our shared ownership program and services. The CyberKnife and TomoTherapy Systems are complex products that contain both hardware and software elements. The complexity of the CyberKnife and TomoTherapy Systems and of our financial model pertaining to revenue recognition requires us to process a broader range of financial transactions than would be required by a company with a less complex financial model. Accordingly, deficiencies or weaknesses in our internal controls would likely impact us more significantly than they would impact a company with a less complex financial model. If we were to find that our internal controls were deficient, we could be required to amend or restate historical or pro forma financial statements, which would likely have a negative impact on our stock price. Our management determined, as of June 30, 2011, that we had a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective. See Item 9A of this Annual Report on Form 10-K.

Our reliance on single source suppliers for critical components of the CyberKnife and TomoTherapy Systems could harm our ability to meet demand for our products in a timely and cost effective manner.

        We currently depend on single source suppliers for some of the critical components necessary for the assembly of the CyberKnife and TomoTherapy System, including, with respect to the CyberKnife System, the robotic manipulator, imaging plates, treatment table, robotic couch and magnetron, which creates the microwaves for use in the linac, and, with respect to the TomoTherapy Systems, the ring gantry, the solid state modulator, the radiation detector and the magnetron. If any single source suppliers were to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. We may have difficulty or be unable to find alternative sources for these components. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy Systems, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single source suppliers will be able or willing to meet our future demands.

        We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single source supplier fails to deliver components on a timely basis. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy Systems, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements. We also will be required to assess the new manufacturer's compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy Systems could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and damage our reputation.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

        Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. For example, we may be unsuccessful in defending our patents and other proprietary rights against third party challenges. As key patents expire, our ability to prevent competitors from copying our technology may be limited.

        In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we have attempted to obtain patent coverage for our technology where available and appropriate, there are aspects of the technology for which patent coverage was never sought or never received. There are also countries in which we sell or intend to sell the CyberKnife or TomoTherapy Systems but have no patents or pending patent applications. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have several issued patents in the United States and in foreign countries protecting aspects of the CyberKnife and TomoTherapy Systems, our pending United States and foreign patent applications may not issue, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable.

        Similarly, our issued patents and those of our licensors may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products which provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management's attention from our core business. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge. In addition, we may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

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

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

        As is common in the medical device industry, we employ individuals who were previously employed at other medical equipment or biotechnology companies, including our competitors or potential competitors. We may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend or against these claims. For example, on September 3, 2009, Best Medical International, Inc. ("Best Medical") filed a lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming the Company induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical's confidential information and trade secrets. We filed a motion for summary judgment on May 20, 2011. Best Medical filed a response on June 21, 2011, and we filed a response to their response on July 8, 2011. We are now awaiting a ruling by the court. Best Medical is seeking monetary damages and other relief. Even if we are successful in defending against claims of this nature, litigation could result in substantial costs and be a distraction to management.

Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our product.

        The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. In particular, the field of radiation treatment of cancer is well established and crowded with the intellectual property of competitors and others. We also expect that other participants will enter the field. A number of companies in our market, as well as universities and research institutions, have issued patents and have filed patent applications which relate to the use of radiation therapy and stereotactic radiosurgery to treat cancerous and benign tumors.

        Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. For example, on August 6, 2010, Best Medical International, Inc., or Best Medical, filed a lawsuit against Accuray in the U.S. District court for the Western District of Pennsylvania, claiming Accuray has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy, and on December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringes U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. The Court issued a Scheduling Order on May 12, 2011 appointing a special master for claim construction, and setting a claim construction hearing on January 10, 2012. Best Medical moved to voluntarily dismiss one of the two remaining patents on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent at issue in the case. On September 1, 2011, the Court modified its Scheduling Order, setting a claim construction hearing on January 24-25, 2012. Best Medical is seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief.

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

        Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of medical device products. We may be held liable if a CyberKnife or TomoTherapy System causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any weaknesses in training and services associated with our products may also be subject to product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create bad publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. We may also be subject to claims for property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which the CyberKnife or TomoTherapy Systems may be used, any of which could harm our reputation and business and result in a decline in revenue.

        In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past, including two such recalls for the CyberKnife System, and four such recalls for the TomoTherapy system, during fiscal 2011. Each of these recalls was initiated by Accuray or TomoTherapy. The probability of serious adverse health consequences from these recalls is considered remote, and the costs associated with each such recall were not material. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

The safety and efficacy of our products for certain uses is not yet supported by long-term clinical data, and our products may therefore prove to be less safe and effective than initially thought.

        Although we believe that the CyberKnife and TomoTherapy Systems have advantages over competing products and technologies, we do not have sufficient clinical data demonstrating these advantages for all tumor indications. For example, because our CyberKnife procedures are relatively new, we have limited clinical data relating to the effectiveness of the CyberKnife System as a means of controlling the growth of cancer at a particular body site. In addition, we have only limited five-year patient survival rate data, which is a common long-term measure of clinical effectiveness in cancer treatment. Further, future patient studies or clinical experience may indicate that treatment with the CyberKnife System does not improve patient survival or outcomes.

        Likewise, because the TomoTherapy System has only been on the market since 2003, we have limited complication or patient survival rate data with respect to treatment using the system. In addition, while the effectiveness of radiation therapy is well understood, there is a growing but still limited number of peer-reviewed medical journal publications regarding the efficacy of highly conformal treatment such as that delivered by the TomoTherapy System. If future patient studies or clinical experience do not support our beliefs that the TomoTherapy System offers a more advantageous treatment for a wide variety of cancer types, use of the system could fail to increase or could decrease, and our business would therefore be adversely affected.

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

Any failure in our physician training efforts could result in potential liabilities.

        We rely on physicians to devote adequate time to learn to use our products. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity which could have an adverse effect on our product sales.

International sales of our products account for a significant portion of our revenue, which exposes us to risks inherent in international operations.

        Our international sales have increased over the last four fiscal years. The percentage of our revenue derived from sales outside of the United States was 45% in 2011, 34% in 2010, and 27% in 2009. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

  •
  Economic or political instability;

  •
  Shipping delays;

  •
  Changes in foreign regulatory laws governing, among other matters, the clearance, approval and sales of medical devices;

  •
  The potential failure to comply with foreign regulatory requirements to market our products on a timely basis or at all;

  •
  Difficulties in enforcing agreements with and collecting receivables from customers outside the United States;

  •
  Longer payment cycles associated with many customers outside the United States;

  •
  Adequate coverage and reimbursement for the CyberKnife and TomoTherapy treatment procedures outside the United States;

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

  •
  The expense and difficulty of establishing and managing facilities and operations in foreign markets;

  •
  Building an organization capable of supporting geographically dispersed operations;

  •
  Risks relating to foreign currency, including fluctuations in foreign currency exchange rates; and

  •
  Contractual provisions governed by foreign laws and various trade restrictions, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations.

        Our inability to overcome these obstacles could harm our business, financial condition and operating results. Even if we are successful in managing these obstacles, our partners internationally are subject to these same risks and may not be able to manage these obstacles effectively.

        Our international operations are also subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and the recently adopted U.K. Bribery Act of 2010. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with the obtaining of business overseas. Violations of the FCPA or other similar laws by us or any of our employees, executive officers, distributors or other agents could subject us or the individuals involved to criminal or civil liability and could therefore materially harm our business.

        In addition, future imposition of, or significant increases in, the level of customs duties, export quotas, regulatory restrictions or trade restrictions could materially harm our business.

Our results may be impacted by changes in foreign currency exchange rates.

        Currently, the majority of our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non-U.S. dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

We depend on third-party distributors to market and distribute our products in international markets. If our distributors fail to successfully market and distribute our products, our business will be materially harmed.

        We depend on a limited number of distributors in our international markets. We have maintained both the distributors we had prior to the acquisition of TomoTherapy as well as TomoTherapy's distributors, as product-specific distributors of our systems. We are evaluating whether to consolidate distribution channels in the jurisdictions in which we have multiple distributors. We cannot control the efforts and resources our third-party distributors will devote to marketing the CyberKnife or TomoTherapy Systems. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy Systems, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy Systems at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process and we are dependent on their ability to do so effectively. For example, our regulatory approval in Japan was suspended for a period of twelve months during 2003 as a result of a failure of our former CyberKnife System distributor to coordinate product modifications and obtain necessary regulatory clearances in a timely manner. As a result, the CyberKnife System was recalled in Japan and our former Japanese distributor was told to stop selling the CyberKnife System. In response, we retained a regulatory consultant who was not affiliated with our former Japanese distributor and worked with the Japanese Ministry of Health, Labor and Welfare and applied for, and received, approval to sell an updated version of the CyberKnife System under the name of CyberKnife II in Japan. By working with a new distributor, Chiyoda Technol Corporation, we were able to begin distributing the CyberKnife II System in 2004 with no probationary period. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy Systems, and our ability to sell and service the CyberKnife or TomoTherapy Systems in the region formerly serviced by such terminated distributor could be materially adversely affected. Any of these factors could materially adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not actively market the CyberKnife or TomoTherapy Systems or do not otherwise perform under our distribution agreements, our potential for revenue and gross margins from international markets may be dramatically reduced, and our business could be harmed. Finally, our efforts to consolidate distributors, if any, may not prove to be successful and may adversely affect our business, financial condition and results of operations.

We have limited experience and capability in manufacturing. If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

        The CyberKnife and TomoTherapy Systems are complex, and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with strictly enforced regulatory requirements and at an acceptable cost. We have a limited history of manufacturing commercial quantities of the CyberKnife and TomoTherapy Systems. In particular, we manufacture compact linacs as a component of the CyberKnife and TomoTherapy Systems. Our linac components are extremely complex devices and require significant expertise to manufacture, and as a result of our limited manufacturing experience we may have difficulty producing needed materials in a commercially viable manner. We may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy Systems, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

        Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA's Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production processes, controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe, as well as various other foreign laws and regulations. Because our manufacturing processes include diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future to be, subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. Our Sunnyvale facility, where we manufacture the CyberKnife System, was most recently inspected by the FDA in 2011. The 2011 inspection resulted in several observations. The initial classification of the inspection is considered to be Voluntary Action Indicated. We have undertaken corrective action in response to the FDA's observations.

        If a manufacturer does not adequately address the observations, the FDA may take enforcement action against the manufacturer, including the imposition of fines, restriction of the ability to export product, total shutdown of production facilities and criminal prosecution. If we or a third-party supplier receive a Form FDA 483 classified as Official Action Indicated, fail to pass a QSR inspection, or fail to comply with these, ISO and other applicable regulatory requirements, our operations could be disrupted and our manufacturing operations could be delayed. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. In addition, because some foreign regulatory approvals are based on approvals or clearances from the FDA, any failure to comply with FDA requirements may also disrupt our sales of products in other countries. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we or our third-party suppliers have in all instances fully complied with all applicable requirements. If any of these events occurs, our reputation could be harmed, we could lose customers and there could be a material adverse effect on our business, financial condition and results of operations.

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

        We are highly dependent on the members of our senior management, operations and research and development staff. Our future success will depend in part on our ability to retain these key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry, particularly in northern California and in Madison, Wisconsin, is intense, and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. It is increasingly difficult to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. A significant portion of our compensation to our key employees is in the form of stock option grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain personnel in key positions, we may be unable to continue to grow our business successfully.

If we do not effectively manage our growth, our business may be significantly harmed.

        In order to implement our business strategy, we expect continued growth in our infrastructure requirements, particularly as we expand our manufacturing and research and development capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

Changes in interpretation or application of generally accepted accounting principles may adversely affect our operating results.

        We prepare our financial statements to conform with Generally Accepted Accounting Principles. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period. For example, due to the significance of the software component in certain of our products, we are currently bound by the software revenue recognition rules for a portion of our business. We adopted ASU 2009-13 and ASU 2009-14 in the first quarter of fiscal 2011 and the impact of the adoption of ASU 2009-13 and ASU 2009-14 on our consolidated financial statements has been assessed at Note 2, Summary of Significant Accounting Policies. The application of different types of accounting principles and related potential changes may make it more difficult to compare our financial results from quarter to quarter, and the trading price of our common stock could suffer or become more volatile as a result.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

        We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2011, customer contracts with extended payment terms of more than one year amounted to less than 2% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our net earnings. Also, longer or extended payment terms have, and may in the future, result in an increase in our days sales outstanding, or DSO.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

        While we believe that our existing cash and short-term and long-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described above and below, as well as:

  •
  Market acceptance of our products;

  •
  The need to adapt to changing technologies and technical requirements;

  •
  Our ability to continue to increase orders growth and revenue, manage expenses and integrate the TomoTherapy business;

  •
  Our ability to improve service margins;

  •
  The existence of opportunities for expansion; and

  •
  Access to and availability of sufficient management, technical, marketing and financial personnel.

        If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible in the current economic and capital markets environments. Our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. We cannot assure that additional financing, if required, will be available in amounts or on terms acceptable to us, if at all.

We may attempt to acquire new businesses, products or technologies, or enter into strategic collaborations or alliances, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

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

        At June 30, 2011, we had $95.9 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

        We have facilities in countries around the world, including three manufacturing facilities, each of which is equipped to manufacture unique components of our products. The manufacturing facilities are located in Sunnyvale, California, Madison, Wisconsin and Chengdu, China. We do not maintain backup manufacturing facilities for all of our manufacturing facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in the State of California which has experienced major earthquakes in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. Unexpected events at any of our facilities, including fires or explosions; natural disasters, such as hurricanes, tornados and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems, could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation.

        In addition, the recent earthquake and tsunami in Japan, and other collateral events, including, among others, the catastrophic loss of lives, businesses, infrastructure, and delays in transportation, may have a direct negative impact on us or an indirect impact on us by affecting our employees, customers, or the overall economy in Japan, and as a result, we may experience a reduction in demand for our products and services. In addition, we have experienced, and may continue to experience, delays in sales to potential customers in Japan. We may also experience delays in installation schedules for, or cancellations of sales to, existing Japanese customers. If installation schedules are delayed or products are not accepted by our customers in a timely manner, our reported revenues may differ materially from expectations. As a result of these events, our revenue and our results of operations could be adversely affected.

Risks Related to the Regulation of our Products and Business

Healthcare reform legislation could adversely affect demand for our products, our revenue and our financial condition.

        Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators, and third-party payors to keep these costs down. Certain proposals, if passed, may impose limitations on the coverage or amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations and a material adverse effect on our financial position and results of operations.

        On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. There continue to be many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. Effective in 2013, there will be a 2.3% excise tax on U.S. sales of medical devices. U.S. net sales represented 55% of our worldwide net sales in 2011, and therefore, this tax burden may have a material, negative impact on our results of operations and our cash flow.

        In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict the exact effect newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may materially lower reimbursements for our products, materially reduce medical procedure volumes and significantly and adversely affect our business.

Modifications, upgrades and future products related to the CyberKnife or TomoTherapy Systems or new indications may require new FDA 510(k) clearances or premarket approvals, and such modifications, or any defects in design, manufacture or labeling may require us to recall or cease marketing the CyberKnife or TomoTherapy Systems until approvals or clearances are obtained.

        The CyberKnife and TomoTherapy Systems are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device's design, development, testing manufacturing, labeling, storage, record keeping, adverse event, reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA's 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA through either the premarket approval process or 510(k) clearance process. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products.

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

        A component of our strategy is to continue to upgrade the CyberKnife and TomoTherapy Systems. Upgrades previously released by us required 510(k) clearance before we were able to offer them for sale. We expect our future upgrades will similarly require 510(k) clearance; however, future upgrades may be subject to the substantially more time consuming and uncertain premarket approval process. If we were required to use the premarket approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business.

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

        We have obtained 510(k) clearance for the CyberKnife System for the treatment of tumors anywhere in the body where radiation is indicated, and we have obtained 510(k) clearance for the TomoTherapy Systems to be used as integrated systems for the planning and delivery of IMRT for the treatment of cancer. The TomoTherapy Systems provide precise delivery of radiation to tumors while minimizing the delivery of radiation to vital healthy tissue. The TomoTherapy Systems deliver the radiation therapy, or stereotactic radiotherapy or radiosurgery, treatment in accordance with the physician approved plan using IMRT techniques delivered in a helical tomographic pattern. We have made modifications to the CyberKnife and TomoTherapy Systems in the past and may make additional modifications in the future that we believe do not or will not require additional approvals or clearances. If the FDA disagrees and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to the CyberKnife or TomoTherapy Systems and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA approval or clearance and we may be subject to significant regulatory fines or penalties.

        In addition, even if the CyberKnife and TomoTherapy Systems are not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design, manufacture or labeling. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. We have voluntarily conducted recalls and product corrections in the past, including two such recalls for the CyberKnife System, and four such recalls for the TomoTherapy system, during fiscal 2011. Each of these recalls was initiated by Accuray or TomoTherapy. The probability of serious adverse health consequences from these recalls is considered remote, and the costs associated with each such recall were not material. We cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. Any recall could divert management's attention, cause us to incur significant expenses, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife or TomoTherapy Systems, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

If we or our distributors do not obtain and maintain the necessary regulatory approvals in a specific country, we will not be able to market and sell our products in that country.

        To be able to market and sell our products in a specific country, we or our distributors must comply with applicable laws and regulations of that country. In jurisdictions where we rely on our distributors to manage the regulatory process, we are dependent on their ability to do so effectively. While the laws and regulations of some countries do not impose barriers to marketing and selling our products or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. These laws and regulations, including the requirements for approvals, and the time required for regulatory review vary from country to country. The governmental agencies regulating medical devices in some countries, for example, require that the user interface on medical device software be in the local language. We currently provide user guides and manuals, both paper copies and electronically, in the local language but only provide an English language version of the user interface. Obtaining regulatory approvals is expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we market or plan to market our products. If we modify our products, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell them. We may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. It can also be costly for us and our distributors to keep up with regulatory changes issued or mandated from time to time. If we change distributors, it may be time-consuming and disruptive to our business to transfer the required regulatory approvals, particularly if such approvals are maintained by our third-party distributors on our behalf. If we or our distributors are unable to maintain our authorizations, or fail to obtain appropriate authorizations in a particular country, we will no longer be able to sell our products in that country, and our ability to generate revenue will be materially adversely affected.

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

        Under the Pharmaceutical Affairs Law in Japan, a pre-market approval necessary to sell, market and import a product, or shonin, must be obtained from the Ministry of Health, Labor and Welfare, or MHLW, for our products. Before issuing approvals, MHLW examines the application in detail with regard to the quality, efficacy, and safety of the proposed medical device. The shonin is granted once MHLW is content with the safety and effectiveness of the medical device. The time required for approval varies. A delay in approval could prevent us from selling our products in Japan, which could impact our ability to generate revenue and harm our business.

        In addition to laws and regulations regarding medical devices, we are subject to a variety of environmental laws and regulations regulating our operations, including those relating to the use, generation, handling, storage, transportation, treatment and disposal of hazardous materials, which laws impose compliance costs on our business and can also result in liability to us. For example, we are in the process of updating the way our products are built such that they will be compliant with the recast Directive on Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or the RoHS Directive, which applies to medical devices beginning in July 2014. The recast RoHS Directive bans the placing on the EU market of new electrical and electronic equipment containing more than certain levels of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE).

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

        In April 2008, at the time CMS published final 2009 Medicare inpatient reimbursement rates, CMS issued final rules implementing significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law, with an effective date of October 1, 2009. These regulations, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Among other things, the regulations provide that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use, basis. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife and TomoTherapy Systems. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The regulations limit these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies. As a result of the finalization of these regulations, some existing CyberKnife and TomoTherapy System operators may have to modify or restructure their corporate or organizational structures. In addition, certain existing customers that planned to open CyberKnife or TomoTherapy centers in the United States involving physician ownership could also have to restructure. Accordingly, these regulations could reduce the attractiveness of medical technology acquisitions, including CyberKnife and TomoTherapy System purchases, by physician-owned joint ventures or similar entities. As a result, these regulations could have an adverse impact on our product sales and therefore on our business and results of operations.

        On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations (1) to improve the 510(k) process and (2) to utilize science in regulatory decision making in ways that encourage innovation yet maintain predictability. The public comment period closed in early October 2010 and the FDA is targeting the implementation of or setting timelines for the implementation of "non-controversial" recommendations in 2011. At the same time, the FDA acknowledges that the recommendations are preliminary and no decisions have been made on specific changes to pursue. Nevertheless, we anticipate significant changes will result in the way 510(k) programs will operate and the increased data requirements, including clinical data, to obtain 510(k) clearance or PMA approval. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances or PMA approvals in a timely manner or the effect on our business.

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

        In July, 2011, the Institute of Medicine, or IOM, which was requested by the FDA to evaluate and make recommendations on the 510(k) program, released its report entitled "Medical Devices and the Public Health, the FDA 510(k) Clearance Process.' The report contained numerous and broad recommendations that, if followed, will have a significant impact on the medical device industry. We cannot predict what effect the recommendations by the IOM in its report to the FDA will have on the 510(k) program or our ability to obtain 510(k) clearances in a timely manner.

We are required to comply with federal and state "fraud and abuse" laws, and if we are unable to comply with such laws, we could face substantial penalties and we could be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

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

  •
  Product support services, including billing assistance, reimbursement consultation, marketing and other services specifically tied to support of the purchased product, offered in tandem with another service or program (such as reimbursement guarantee) that confers a benefit to the purchaser;

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

        We have various arrangements with physicians, hospitals and other entities which implicate these laws. For example, physicians who own our stock also provide medical advisory and other consulting and personal services. Similarly, we have a variety of different types of arrangements with our customers. For example, our shared ownership program entails the provision of our products to our customers under a deferred payment program, where we generally receive the greater of a fixed minimum payment or a portion of the revenues of services. Included in the fee we charge for the placement and shared ownership program are a variety of services, including physician training, educational and marketing support, general reimbursement guidance and technical support. In the past, we have also provided loans to our customers. We also provide research grants to customers to support customer studies related to, among other things, our CyberKnife and TomoTherapy Systems. Certain of these arrangements do not meet Anti-Kickback Statute safe harbor protections, which may result in increased scrutiny by government authorities having responsibility for enforcing these laws.

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

        Certain governmental agencies, such as the U.S. Department of Health and Human Services and the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. We are also subject to the laws of those foreign jurisdictions in which we sell the CyberKnife and TomoTherapy Systems, some of which currently have more protective privacy laws. If we fail to comply with applicable regulations in this area, our business and prospects could be harmed.

Risks Related to Pro Forma Financial Information

Our financial results and backlog may materially differ from the pro forma financial information and backlog presented in this report.

        Historical proforma financial results included in "Note 12, Acquisition", to the financial statements may not be indicative of future results of operations. Our ability to maintain and potentially improve results of operations will be dependent on a variety of factors including the following:

  •
  Our success in marketing and selling existing products;

  •
  Our ability to improve the reliability of the TomoTherapy Systems;

  •
  Our ability to develop new products; and

  •
  Our ability to integrate the operations of TomoTherapy with our existing operations.

        As a result, our results in the future may be different than the results reflected in the historical pro forma results

Risks Related to Our Common Stock

The price of our common stock is volatile and may continue to fluctuate significantly, which could lead to losses for stockholders.

        The trading prices of the stock of high-technology companies of our size can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. Our stock price has experienced periods of volatility. Broad market fluctuations may also harm our stock price. Any negative change in the public's perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

        In addition to the other risk factors described above and below, factors affecting the trading price of our common stock include:

  •
  Regulatory developments related to manufacturing, marketing or sale of the CyberKnife or TomoTherapy Systems;

  •
  Our ability to successfully integrate the TomoTherapy acquisition;

  •
  Economic changes and overall market volatility;

  •
  Political or social uncertainties;

  •
  Changes in product pricing policies;

  •
  Variations in our operating results, as well as costs and expenditures;

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

The acquisition of TomoTherapy may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

        We currently anticipate that the acquisition of TomoTherapy will be accretive to our earnings per share (on an adjusted earnings basis) in our fiscal year beginning July 1, 2012. This expectation is based on current estimates, which may change materially. We may also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the acquisition. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the acquisition and cause a decrease in the market price of our common stock.

Future issuances of shares of our common stock or substantial sales of our common stock by our stockholders, including sales pursuant to 10b5-1 plans, could depress our stock price regardless of our operating results.

        Any issuance of equity securities could dilute the interests of our stockholders and could substantially decrease the trading price of our common stock. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

        On August 1, 2011, we issued $100 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2016, which we refer to as the Notes. The price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in our company or by any hedging or arbitrage trading activity that involves our common stock. To the extent we issue common stock upon conversion of the Notes, that conversion would dilute the ownership interests of our stockholders.

        Moreover, if our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, including sales pursuant to 10b5-1 plans, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Increased leverage as a result of the Notes offering may harm our financial condition and operating results.

        As of June 30, 2011, on a pro forma basis to give effect to the sale of the Notes, we would have had total consolidated long-term liabilities of approximately $108.7 million, including Notes in the amount of $96.3 million. Our level of indebtedness could have important consequences to you, because:

  •
  it could affect our ability to satisfy our obligations under the Notes;

  •
  a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

  •
  it may impair our ability to obtain additional financing in the future;

  •
  it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

  •
  it may make us more vulnerable to downturns in our business, our industry or the economy in general.

The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results.

        In the event the conditional conversion features of the Notes are triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, if we have irrevocably elected net share settlement upon conversion we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

Provisions in the indenture for the Notes, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

        Furthermore, if a "fundamental change" (as defined in the indenture for the Notes) occurs, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. A "fundamental change" generally occurs when there is a change in control of the Company (acquisition of 50% or more of our voting stock, liquidation or sale of the Company not for stock) or trading of our stock is terminated. In the event of a "make-whole fundamental change" (as defined in the indenture for the Notes), we may also be required to increase the conversion rate applicable to Notes surrendered for conversion in connection with such make-whole fundamental change. A "make-whole fundamental change" is generally a sale of the company not for stock in another publicly traded company. In addition, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes.

Our directors, executive officers and major stockholders own approximately 32.7% of our outstanding common stock as of June 30, 2011, which could limit stockholders' ability to influence the outcome of key transactions, including changes of control.

        As of June 30, 2011, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 32.7% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

Facilities

        We currently lease approximately 164,000 square feet of product development, manufacturing and administrative space in three buildings in Sunnyvale, California, as follows:

  •
  a manufacturing building, which is approximately 50,000 square feet, which is leased to us until December 2018; and

  •
  two headquarters buildings, which are approximately 74,000 square feet and 40,000 square feet, respectively, which are leased to us until May 31, 2015. We have the right to renew the lease term of our headquarters office buildings for two five-year terms upon prior written notice and the fulfillment of certain conditions.

        We also lease approximately 25,000 square feet of development and manufacturing space in Mountain View, California, under a lease expiring in September 2012. We sublease approximately 1,350 square feet of this space until September 2012.

        Our wholly owned subsidiary, TomoTherapy leases approximately 171,000 square feet of product development, manufacturing and administrative space in three buildings in Madison, Wisconsin, as follows:

  •
  an office building, which is approximately 61,000 square feet, which is leased to TomoTherapy until May 2014;

  •
  a manufacturing facility, which is approximately 56,000 square feet, which is leased to TomoTherapy until May 2018; and

  •
  a portion of an office building totaling approximately 54,000 square feet, which is leased to TomoTherapy until July 2014.

        In addition, our wholly-owned subsidiary, Chengdu Twin Peak Accelerator Technology Inc., leases approximately 850 square meters of space in a manufacturing facility in Chengdu, China until December 2013.

        We, directly or through our subsidiaries, also maintain offices in: Pittsburgh, Pennsylvania; Miami, Florida; France; China; Japan; Spain; India; Russia; Germany; Turkey; Belgium, the United Kingdom; and the United Arab Emirates.

        We believe our current facilities are adequate to meet our current needs, but additional space, including additional radiation-shielded areas in which systems can be assembled and tested, may be required in the future to accommodate anticipated increases in manufacturing needs.

Item 3.    LEGAL PROCEEDINGS

Accuray Securities Litigation

        On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions were consolidated. The consolidated complaint generally alleges that we and the individual defendants made false or misleading public statements regarding our operations and seek unspecified monetary damages and other relief. On August 31, 2010, the Court granted defendants' motion to dismiss the consolidated complaint and granted plaintiffs leave to file an amended complaint. On September 27, 2010, plaintiffs filed an amended complaint. The amended complaint names us and certain of our current and former officers and directors as defendants and generally alleges that the defendants made false or misleading public statements regarding our operations. The amended complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the amended complaint. On April 28, 2011, the parties filed a stipulation of settlement with the court, providing for the settlement of the litigation for a payment of $13.5 million which was covered by insurance. The court preliminarily approved the settlement on June 10, 2011. A hearing on the terms of the settlement was held on September 1, 2011. A final judgment is expected in November of this year.

Stockholder Derivative Actions

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

        On November 24, 2009, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of our current and former officers and directors. We are named as a nominal defendant. Three other shareholder derivative lawsuits were filed in the same court on November 30, 2009, December 1, 2009 and March 16, 2010. These actions have been consolidated. The amended consolidated complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding our business and financial performance, and that certain defendants also violated federal and California securities laws. The amended consolidated complaint seeks unspecified monetary damages and other relief. On August 31, 2010, the Court granted defendants' motion to dismiss, with leave to amend. On September 27, 2010, plaintiffs filed a notice of their intent not to file an amended complaint. On October 6, 2010, judgment was entered and the action dismissed. Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on November 8, 2010. On March 15, 2011, the parties filed a joint motion to voluntarily dismiss the appeal without prejudice and to remand the action to the district court for consideration of the settlement. On March 16, 2011, the parties filed their Stipulation of Settlement and plaintiffs filed an unopposed motion for approval of the settlement. A hearing on final approval of the settlement was held on May 5, 2011. The court approved the settlement for a payment of $0.8 million which was fully covered by insurance, and entered final judgment on May 6, 2011.

        On February 14, 2011, a purported shareholder filed a complaint in Santa Clara County Superior Court naming as defendants certain of our current and former officers and directors. We are named as a nominal defendant. The complaint generally copied the allegations of the federal derivative action and also alleged that a litigation demand concerning such allegations was wrongfully denied. On March 24, 2011, the plaintiff filed an amended complaint. On April 28, 2011, we and a number of individual defendants filed demurrers to the amended complaint. On June 23, 2011, the court entered a stipulation and proposed order dismissing the case with prejudice.

Litigation relating to the TomoTherapy Acquisition

        On March 11, 2011, a purported class action complaint was filed in the Circuit Court for the State of Wisconsin, Dane County, on behalf of a putative class of TomoTherapy shareholders and naming as defendants TomoTherapy and TomoTherapy's board of directors (prior to the acquisition of TomoTherapy by Accuray). Thereafter, four additional complaints were filed in the same court on behalf of the same class and against the same defendants, and two such complaints also named Accuray and Jaguar Acquisition, Inc., a wholly-owned subsidiary of Accuray ("Merger Sub"). On April 4, 2011, all five actions were consolidated. The complaints generally alleged that, in connection with Accuray's then proposed merger transaction with TomoTherapy, TomoTherapy's board breached their fiduciary duties by, among other things, failing to maximize the value of TomoTherapy to its shareholders and purportedly agreeing to certain terms in the merger agreement, which are allegedly preclusive and onerous. The complaints further alleged that Accuray and Merger Sub aided and abetted TomoTherapy's board of directors in their alleged breaches of fiduciary duties. The plaintiffs sought, among other things, an injunction barring consummation of the merger, rescission or recessionary damages, costs and attorneys' fees. Accuray and Merger Sub were dismissed from the litigation without prejudice on April 19, 2011. The consolidated complaint against TomoTherapy and the former directors of TomoTherapy was dismissed with prejudice and without costs to either party on July 5, 2011.

Best Medical Trade Secret Litigation

        On September 3, 2009, Best Medical International, Inc. ("Best Medical") filed a lawsuit against us in the U.S. District Court for the Western District of Pennsylvania, claiming we induced certain individuals to leave the employment of Best Medical and join us in order to gain access to Best Medical's confidential information and trade secrets. We filed a motion for summary judgment on

May 20, 2011, and Best Medical filed its response on June 21, 2011, and we filed a response to their response on July 8, 2011. We are awaiting a ruling by the court. Best Medical is seeking monetary damages and other relief. At this time, we do not have enough information to estimate what, if any, financial impact this claim will have.

Best Medical Patent Litigation

        On August 6, 2010, Best Medical filed an additional lawsuit against us in the U.S. District Court for the Western District of Pennsylvania, claiming we have infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. On December 2, 2010, the Court granted our motion to dismiss, with leave to amend. On December 16, 2010, Best Medical filed an amended complaint, claiming that we also infringe U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against us, except for two counts of alleged willful infringement of two of the patents. The Court issued a Scheduling Order on May 12, 2011 appointing a special master for claim construction, and setting a claim construction hearing on January 10, 2012. Best Medical moved to voluntarily dismiss one of the two remaining patents on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent (U.S. Patent No. 6,038,283) at issue in the case. On September 1, 2011, the Court modified its Scheduling Order, setting a claim construction hearing on January 24-25, 2012. Best Medical is seeking declaratory and injunctive relief, as well as unspecified compensatory and treble damages and other relief. At this time, we do not have enough information to estimate what, if any, financial impact this claim will have.

TomoTherapy Securities Litigation

        On May 30, 2008 and June 10, 2008, two separate complaints were filed by certain shareholders of TomoTherapy in the U.S. District Court for the Western District of Wisconsin against TomoTherapy, certain of its officers and all of its independent directors during the period in question. The complaints were consolidated on October 23, 2008. The consolidated complaint generally alleges that the defendants violated the Securities Act of 1933 with respect to statements made in connection with the initial and secondary public offerings of the Company's common stock and the Securities Exchange Act of 1934 by misrepresenting TomoTherapy's projected financial outlook during the period May 9, 2007 through April 17, 2008. The complaint seeks compensatory damages in an unspecified amount. TomoTherapy moved to dismiss the consolidated complaint on December 8, 2008. On July 9, 2009, the Court dismissed all but one claim for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs filed their Second Amended Consolidated Complaint. TomoTherapy filed a motion to dismiss on September 3, 2009, and on December 15, 2009, the Court granted this second motion to dismiss in part and denied it in part. On July 28, 2010, TomoTherapy entered into a settlement agreement, which was approved by the court on March 18, 2011 after notification to purported class members. Under the settlement, the claims against TomoTherapy and its officers and directors were dismissed with prejudice and released in exchange for a cash payment of $5.0 million, which has been placed in escrow, and was funded by TomoTherapy's insurance carrier. A portion of this amount was the fee awarded to class counsel by the Court.

TomoTherapy Stockholder Derivative Actions

        On May 28, 2010 and July 9, 2010, two separate derivative lawsuits were filed in the Circuit Court of Dane County in Madison, Wisconsin by certain shareholders of TomoTherapy against TomoTherapy and certain officers and all of the persons who have served as directors of TomoTherapy since May 9, 2007. The complaints alleged that all of the individual defendants breached their fiduciary duties and engaged in abuse of control, gross mismanagement and waste of corporate assets, and that certain of them were unjustly enriched. The complaints were consolidated on October 11, 2010. The allegations were substantially similar to those claims made in the TomoTherapy Securities Litigation describe above. The complaints sought damages, equitable relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief the court deemed proper. In March 2010, TomoTherapy received two shareholder demand letters from attorneys representing other shareholders containing allegations substantially similar to those made in the foregoing complaints.

        On February 9, 2011, TomoTherapy entered into an agreement to settle all of the foregoing complaints and demand letters. Under the settlement, the claims against TomoTherapy and its officers and directors were dismissed with prejudice and released in exchange for implementation of a number of governance changes and the payment of $275,000 for attorneys fees, $250,000 of which would be funded by TomoTherapy's insurance carrier. On March 4, 2011, the court preliminarily approved the terms of the settlement, subject to notice to shareholders. Final approval was granted by the court in April 2011. As of June 30, 2011, we estimated that we would not incur any material costs in connection with these claims or the defense thereof, given that TomoTherapy has already paid the applicable $0.5 million insurance deductible in connection with the TomoTherapy Securities Litigation described above.

TomoTherapy Former Distributor in Japan

        On July 17, 2009, Hi-Art Co., Ltd. (Hi-Art), TomoTherapy's former distributor in Japan, filed a complaint against TomoTherapy in the Tokyo District Court seeking compensation it claims is owed by TomoTherapy. The Company and Hi-Art entered into a settlement agreement pursuant to which the Company has agreed to pay 190,000,000 yen (or approximately $2.3 million) and Hi-Art has dropped all claims against TomoTherapy and the Company. This amount is included in accrued liabilities as of June 30, 2011. On July 26, 2011, the Court approved the settlement and issued a decree dismissing the case.

Rotary Systems

        On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets. Rotary Systems alleges TomoTherapy possessed Rotary Systems' trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). TomoTherapy moved to dismiss the case in June 2011. Rotary Systems has made an unspecified claim for damages of greater than $50,000. At this time, we do not have enough information to estimate what, if any, financial impact this claim will have.

        From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Currently, except for the settlement with Hi-Art previously discussed, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect our financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on our results of operations, financial position and cash flows.

Item 4.    (Removed and Reserved)

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "ARAY." The high and low sale prices for each quarterly period during our fiscal years ended June 30, 2011 and 2010 are as follows:

	High	Low
Year ended June 30, 2011
First Quarter	$7.00	$5.87
Second Quarter	$7.00	$5.85
Third Quarter	$11.16	$6.63
Fourth Quarter	$9.64	$6.67
Year ended June 30, 2010
First Quarter	$7.58	$5.75
Second Quarter	$6.86	$4.93
Third Quarter	$7.75	$5.50
Fourth Quarter	$7.18	$5.77

        We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay out cash dividends to common stockholders in the foreseeable future.

        As of August 31, 2011, there were 274 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between February 8, 2007 (the date of our initial public offering) and June 30, 2011, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on February 8, 2007 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on February 8, 2007 was the closing sales price of $28.47 per share.

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

 COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN
Among Accuray Incorporated, the NASDAQ Composite Index
and the S&P Health Care Index

        The information set forth under the heading "Equity Compensation Plan Information" in Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations for the years ended June 30, 2011, 2010 and 2009, and the consolidated balance sheet data at June 30, 2011 and 2010 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2008 and 2007 and the consolidated balance sheet data at June 30, 2009, 2008 and 2007 is derived from our audited consolidated financial statements not included in this Form 10-K.

        On June 10, 2011, we completed the acquisition of TomoTherapy by acquiring all of the common stock of TomoTherapy in exchange for cash and shares of Company common stock. TomoTherapy is now a wholly owned subsidiary of the Company.

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$222,284	$221,625	$233,598	$210,381	$140,452
Cost of revenue(1)	115,042	117,607	118,308	103,429	60,413

Gross profit	107,242	104,018	115,290	106,952	80,039
Operating expenses:
Selling and marketing(1)	37,181	34,187	45,493	42,726	37,889
Research and development(1)	41,687	31,523	35,992	32,880	26,775
General and administrative(1)	56,657	35,472	36,223	32,280	23,915

Total operating expenses	135,525	101,182	117,708	107,886	88,579

Income (loss) from operations	(28,283)	2,836	(2,418)	(934)	(8,540)
Other income, net	2,288	1	3,082	7,184	3,530

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(25,995)	2,837	664	6,250	(5,010)
Provision for (benefit from) income taxes	1,116	(4)	55	867	1,444

Income (loss) before cumulative effect of change in accounting principle	(27,111)	2,841	609	5,383	(6,454)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	—	—	838

Net income (loss)	(27,111)	2,841	609	5,383	(5,616)
Noncontrolling interest	(429)	—	—	—	—

Net income (loss) attributable to stockholders	$(26,682)	$2,841	$609	$5,383	$(5,616)

Net income (loss) per common share:
Basic
Income (loss) before cumulative effect of change in accounting principle	$(0.44)	$0.05	$0.01	$0.10	$(0.21)
Cumulative effect of change in accounting principle	—	—	—	—	0.03

Basic net income (loss) per share	$(0.44)	$0.05	$0.01	$0.10	$(0.18)

Diluted
Income (loss) before cumulative effect of change in accounting principle	$(0.44)	$0.05	$0.01	$0.09	$(0.21)
Cumulative effect of change in accounting principle	—	—	—	—	0.03

Diluted net income (loss) per share	$(0.44)	$0.05	$0.01	$0.09	$(0.18)

Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	60,085	57,560	55,413	54,531	30,764
Diluted	60,085	60,191	58,729	60,434	30,764

(1)
Includes share-based compensation expense as follows:

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(in thousands)
Cost of revenue	$1,312	$1,721	$2,285	$1,858	$1,205
Selling and marketing	$695	$1,433	$3,441	$4,197	$3,958
Research and development	$2,922	$2,850	$3,190	$3,059	$2,448
General and administrative	$8,436	$4,642	$6,545	$7,785	$5,016

	Years Ended June 30,
	2011	2010	2009	2008	2007
Selected Operating Data:
Number of CyberKnife systems installed per year:
United States	14	18	25	19	22
International	20	13	11	12	11

Total	34	31	36	31	33

	As of June 30,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$95,906	$45,434	$36,835	$36,936	$204,830
Short-term investments	$—	$99,881	$64,634	$85,536	$—
Long-term investments	$—	$—	$57,252	$37,014	$—
Deferred cost of revenue	$8,098	$11,102	$21,917	$43,391	$61,231
Total assets	$455,784	$263,184	$274,386	$295,004	$332,109
Deferred revenue	$74,244	$47,393	$75,882	$114,175	$154,257
Working capital	$82,678	$152,048	$80,083	$87,744	$148,522
Stockholders' equity	$229,775	$170,076	$153,902	$130,763	$125,443

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our consolidated financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report on Form 10-K, particularly in "Risk Factors." See "Special Note Regarding Forward-Looking Statements."

Overview

Products and Markets

        We believe we are the premier radiation oncology company based on our history of rapid innovation and our leading edge technologies designed specifically to deliver radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy, and adaptive radiation therapy that is tailored to the specific needs of each patient. Our suite of products includes the CyberKnife® System and the TomoTherapy® System. The systems are highly complementary offerings, serving distinct patient populations treated by the same medical specialty.

        The CyberKnife System is a robotic system designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. It is the only dedicated, full body radiosurgery system on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It allows for the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with the CyberKnife System to treat tumors throughout the body has grown significantly in recent years, but currently represents only a small portion of the patients who develop tumors treatable with the CyberKnife System. We believe that the long term success of the CyberKnife System is dependent on a number of factors including the following:

  •
  Change in medical practice to utilize radiosurgery more regularly as an alternative to surgery or other treatments;

  •
  Greater awareness among doctors and patients of the benefits of radiosurgery with the CyberKnife System;

  •
  Continued evolution in clinical studies demonstrating the safety and efficacy of the use of the CyberKnife System to treat tumors in various parts of the body;

  •
  Continued advances in technology which improve the quality of treatments and ease of use of the CyberKnife System;

  •
  Improved access to radiosurgery with the CyberKnife System in various countries through regulatory approvals and / or medical insurance reimbursement rates; and

  •
  Expansion of CyberKnife System sales in countries throughout the world.

        The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. We began selling TomoTherapy Systems after our acquisition of TomoTherapy Incorporated on June 10, 2011. Radiation therapy is used in a variety of ways, often to treat tissue surrounding a tumor area after surgical removal of the tumor and also as the primary treatment for tumors. Radiation therapy treatments impact both cancer cells as well as healthy tissue; therefore the total prescribed radiation dose is divided into many fractions and delivered in an average of 25 to 35 treatment sessions over several weeks. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of linacs to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than for radiosurgery systems. Large companies, including Varian Medical Systems, Inc., Elekta AB and Siemens AG, generate most sales in this market. While the market for radiation therapy systems is very large and well established, growth in demand for radiation therapy system is generally considered to be lower than for radiosurgery systems. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales in this established market will be influenced by a number of factors including the following:

  •
  Greater awareness among doctors and patients of the benefits of radiation therapy using TomoTherapy Systems;

  •
  Advances in technology which improve the quality of treatments and ease of use of TomoTherapy Systems; and

  •
  Expansion of TomoTherapy System sales in countries throughout the world.

Sale of Our Products

        Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to two years and involves personnel with multiple skills. The time from receipt of a complete order to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system. This time varies quite a bit, generally from 6 to 24 months.

        In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in France, Belgium, Germany, England, Spain, Turkey, Russia, India, Japan, Hong Kong, China and Singapore. As of June 30, 2011, we had 151 employees in our sales and marketing organization.

        The following table shows the number of systems installed by geographic region as of June 30, 2011:

	CyberKnife Systems	TomoTherapy Systems	Total
Americas	146	207	353
Asia	52	61	113
Europe	42	74	116

Total	240	342	582

        International sales of our products account for a significant and growing portion of our total revenue. Revenue derived from sales outside of the United States was $99.6 million, $74.2 million and $62.0 million for fiscal 2011, 2010 and 2009, respectively, and international sales as a percentage of our total revenue was 45% in fiscal 2011, 34% in fiscal 2010, and 27% in fiscal 2009. We believe the increase in international sales for the year ended June 30, 2011 is due to a number of factors, including the following: increased focus on international markets through regionalization, different impact of the economic downturn by country, greater significance of government affiliated hospital customers, different competitive dynamics, and growth in select country markets.

2011 Business Highlights

        On June 10, 2011, we completed the acquisition of TomoTherapy, a creator of advanced radiation therapy solutions for cancer care, by acquiring all TomoTherapy common stock in exchange for cash and shares of Accuray common stock. As a result of the acquisition, TomoTherapy became a wholly owned subsidiary of Accuray. The total consideration that we paid to TomoTherapy stockholders was approximately $248.0 million, or $4.80 per share of TomoTherapy common stock, in a combination of cash ($3.15 per share) and stock (0.1648 shares of Accuray common stock per share of TomoTherapy common stock).

        In December 2010, the U.S. Food and Drug Administration (FDA) granted us 510(k) clearance to market Lung Optimized Treatment, a new component of the CyberKnife® VSI™ System. The 510(k) clearance enables us to provide physicians with greater flexibility in delivering radiosurgery treatments to patients with lung cancer, the most common and deadly cancer worldwide. Lung Optimized Treatment is a new tool developed to meet the clinical demand for more flexibility in treating lung cancer patients with radiosurgery and the desire to move away from reliance on fiducial markers.

        In November 2010, the TomoHD™ System was introduced. This system includes both our TomoHelicalTM and TomoDirectTM treatment modalities and enables cancer centers to treat a significantly expanded patient population.

Backlog

  CyberKnife Systems

        For fiscal 2010 and 2011, Accuray backlog for the CyberKnife product consists of the sum of deferred revenue, future un-invoiced payments that our customers are contractually committed to make, signed, non-contingent CyberKnife System sale agreements that meet the detailed criteria set forth below, service plans and minimum payment requirements associated with our shared ownership program. In order for a CyberKnife System sale agreement to be counted as backlog, it must meet the following criteria:

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

        Included in customers' agreements to purchase a CyberKnife System is an option to select the type and term of service coverage that they desire. Backlog includes the value of this service coverage selected by customers in their original agreement to purchase a CyberKnife System. Before installation of the CyberKnife System is complete and service commences, the customer must complete and sign a separate service agreement for service coverage (i.e., Diamond or Emerald service). If at the time of signing the service agreement a customer selects a different type of service than the option selected in the CyberKnife System purchase agreement, our backlog is adjusted to reflect the service agreement the customer signed.

        At June 30, 2011 and 2010, our backlog for the CyberKnife product was approximately $453.9 million and $374.1 million, respectively. Of this backlog, $190.2 million and $131.9 million represented CyberKnife System sales at June 30, 2011 and 2010, respectively, and $263.7 million and

$242.2 million represented revenue from service plans and other recurring revenues at June 30, 2011 and 2010, respectively. We anticipate that this backlog will be recognized over the next five years as installations occur, upgrades are delivered and services are provided.

  TomoTherapy Systems

        Historically TomoTherapy reported only sales of TomoTherapy Systems in backlog. Orders for service plans were not included in reported backlog. Orders for the sale of TomoTherapy Systems were included in backlog based on an internal evaluation of the order rather than based on specific criteria as outlined above for CyberKnife orders. From June 10, 2011 through June 30, 2011, we continued use of the method used by TomoTherapy in evaluating whether orders for TomoTherapy Systems were included in backlog. Evaluated in accordance with the methods utilized historically by TomoTherapy, backlog for TomoTherapy Systems totaled approximately $135.1 million at June 30, 2011.

        Although our backlog includes only contractual agreements from our customers to purchase CyberKnife Systems or TomoTherapy Systems, we cannot make assurances that we will convert backlog into recognized revenue due to factors outside our control including without limitation, changes in customers' needs, changes in reimbursement, changes to regulatory requirements, or other cancellation of orders.

Backlog Reporting Beginning Fiscal 2012

        Beginning in fiscal 2012 (the fiscal year beginning July 1, 2011), we will report backlog in a manner that is common for all of our products.

  •
  Products:    Orders for systems, upgrades, and our shared ownership program will be reported in backlog, excluding amounts attributable to warranty service, training and installation.

  •
  Service:    Orders for service, warranty, installation, training and other recurring revenues will not be reported in backlog. Previously, orders for service were reported in backlog for CyberKnife Systems but not for TomoTherapy Systems.

        For orders that cover both products and services, only the portion of the order that will be recognized as product revenue will be reported as backlog. The portion of the order that will be recognized as service revenue (for example, warranty service, installation and training) will not be included in reported backlog. Additionally, orders for TomoTherapy that met the historical TomoTherapy backlog criteria have been grandfathered into, and are included in, our backlog, with the exception of orders that would have "aged out" as of June 30, 2011. TomoTherapy previously did not have an "age out" criteria, so we have adjusted the TomoTherapy backlog to age out orders where 2.5 years have passed from the time the order entered TomoTherapy's backlog. As of June 30, 2011, product only backlog was $288.5 million in total, comprised of $181.2 million for CyberKnife Systems and $107.3 million for TomoTherapy Systems. These amounts exclude any portion of orders that will be reflected as service revenue and therefore are different than the amounts reported above.

        Going forward in fiscal 2012, in order for the product portion of a sales agreement to be counted as backlog, it must meet the following criteria:

  •
  The contract is signed and properly executed by both the customer and us. A customer purchase order that is signed and incorporates the terms of our contract quote will be considered equivalent to a signed and executed contract;

  •
  The contract is non-contingent—it either has cleared all its contingencies or contains no contingencies when signed;

  •
  We have received a deposit, a letter of credit, the sale is a direct channel sale to a government entity, or the product has shipped to a customer with credit sufficient to cover the deposit;

  •
  The specific end customer site has been identified by the customer in the written contract or written amendment; and

  •
  Less than 2.5 years have passed since the contract met all the criteria above.

Material Weakness in Internal Control

        In connection with our evaluation of internal control over financial reporting, we identified a material weakness relating to our accounting for significant, non-routine transactions which prevented the timely preparation of our consolidated financial statements. Our efforts to remediate this material weakness in our internal control over financial reporting consist of the following corrective action: hiring additional highly skilled accountants. However, even after this corrective action is implemented, the effectiveness of our controls and procedures may be limited by a variety of risks.

        Although we have taken measures to remediate previously reported material weaknesses as well as other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses, significant deficiencies and control deficiencies.

Results of Operations

Years ended June 30, 2011, 2010 and 2009

Net revenue

	Years Ended June 30,
(Dollars in thousands)	2011	2010	2009	FY11 vs. FY10		FY10 vs. FY09
Products	$138,595	$143,187	$162,908	$(4,592)	(3)%	$(19,721)	(12)%
Services	80,490	77,504	66,344	$2,986	4%	$11,160	17%
Other	3,199	934	4,346	$2,265	243%	$(3,412)	(79)%

Net revenue	$222,284	$221,625	$233,598	$659	0%	$(11,973)	(5)%

        Total net revenue for fiscal 2011 increased $0.7 million from fiscal 2010 to $222.3 million. This includes $11.1 million of net revenue from the sale of TomoTherapy products and services since the June 10, 2011 close of the acquisition: $4.8 million of products revenue, $6.1 million of services revenue, and $0.2 million of other revenue. Revenue recognized for CyberKnife Systems sold under our Platinum plan declined to $1.9 million during fiscal 2011 from $12.6 million in fiscal 2010. Prior to fiscal 2007, we sold CyberKnife Systems with our Platinum service plan, which provided specified upgrades over the term of service coverage purchased by the customer. In accordance with applicable software revenue recognition rules, we deferred recognition of all revenue (product and service) until the last specified upgrade was delivered. After this point, the previously deferred revenue was recognized as revenue over the then remaining term of service coverage. All specified upgrades on systems sold with Platinum service plans were delivered by the end of fiscal 2010 and all product revenue related to systems sold with Platinum service plans was recognized by the end of fiscal 2011. During fiscal 2011, 34 CyberKnife Systems were installed, of which 33 were sold and one was attributable to our shared ownership program, compared to 31 systems installed, including 30 sold and one attributable to our shared ownership program during fiscal 2010. Excluding $1.4 million of revenue previously deferred under Platinum service agreements, service revenue totaled $79.1 million for fiscal 2011, an increase of $11.4 million from fiscal 2010 service revenue excluding Platinum, as a result of continued growth in our installed base covered by service plans and the addition of service revenue for TomoTherapy products. Other revenue increased due to facility construction work that we managed for customers in fiscal 2011.

        Total net revenue for fiscal 2010 decreased $12.0 million from fiscal 2009. During fiscal 2010, 31 CyberKnife Systems were installed, of which 30 were sold and one was attributable to our shared ownership program, compared to 36 systems installed, including 35 sold and one attributable to our shared ownership program during fiscal 2009.

        Not including our revenue recognized for systems sold under our Platinum plan, we recognized $128.7 million of products revenue in fiscal 2010, associated with 38 CyberKnife Systems sold. By comparison, during fiscal 2009, we recognized products revenue of $123.7 million associated with 41 CyberKnife Systems, which included 39 units sold and two units purchased out of our shared ownership program. The increase in fiscal 2010 is due primarily to the remaining deferred revenue for units sold in prior periods recognized in fiscal 2010 in accordance with our revenue recognition policy and an increase in upgrades and accessories sold. Excluding revenue recognized for systems sold under our Platinum plan, we recognized non-Platinum service revenue of $61.2 million for fiscal 2010, which increased approximately $19.3 million from fiscal 2009, due to the continued growth in our installed base under service plans.

        We recognized $28.9 million of revenue in fiscal 2010 from systems sold under our Platinum plan, $12.6 million for products revenue and $16.3 million for services revenue. We recognized $60.1 million of revenue in fiscal 2009 from systems sold under our Platinum plan, $35.6 million for products revenue and $24.5 million for services revenue. By the end of June 2010, we had satisfied all upgrade delivery obligations on the 30 units sold under our Platinum plan. Once all upgrade delivery obligations have been satisfied, revenue is recognized over the remaining term of the contract service term.

        Revenue from upgrade services in Japan, classified as "Other revenue" in our consolidated statements of operations for fiscal 2010, decreased approximately $3.4 million from fiscal 2009 due to a decrease in upgrade services provided to our installed systems in Japan.

        Shared ownership program revenue for fiscal 2010 decreased approximately $1.8 million from fiscal 2009, primarily due to the sale of one CyberKnife System at the end of fiscal 2009 that had been in our shared ownership program.

Gross profit

	Years Ended June 30,
	2011		2010		2009
	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)
Gross profit	$107,242	48.2%	$104,018	46.9%	$115,290	49.4%

Products	$83,071	59.9%	$76,971	53.8%	$93,229	57.2%
Services	$24,272	30.2%	$26,772	34.5%	$21,753	32.8%
Other	$(101)	(3.2)%	$275	29.4%	$308	7.1%

        Our gross profit margin was higher by 1.3 percentage points in fiscal 2011 than in fiscal 2010 due to the improved margin on products revenue, offset partially by a reduction in the gross profit margin on services revenue. The improvement in our overall gross profit margin was partially offset by negative gross profit margin associated with the TomoTherapy revenues included in our results since the acquisition closed on June 10, 2011.

        The gross profit margin on products revenue rose by 6.1 percentage points due mainly to the commencement of shipments of our newest CyberKnife model, the CyberKnife VSI, which sells for a higher average price than the predecessor model, the G4. The higher average price, combined with improved manufacturing efficiency and cost reductions, resulted in a higher gross profit margin on the CyberKnife VSI model, which accounted for the majority of sales in fiscal 2011.

        The gross profit margin on services revenue declined by 4.3 percentage points due to the inclusion in our fiscal 2011 results of TomoTherapy services revenue for the period from June 11 through June 30, 2011. The TomoTherapy services revenue incurred a 13.7% negative gross margin in our financial statements during this period. Excluding the results of TomoTherapy during this 20 day period, the gross profit margin on service in fiscal 2011 was approximately unchanged from fiscal 2010.

        In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. These included the write-up of inventory based on selling price rather than cost of manufacturing, the write-down of deferred product revenue, the write-up of deferred service revenue, and the recording of intangible assets related to developed technology and to backlog existing at the time of the acquisition. On the acquisition date, deferred service and product revenues were valued at cost plus a reasonable margin. Including the results of these and other purchase accounting adjustments, the results from the sale of TomoTheraphy products and services for the period June 11 to June 30, 2011 reflect a negative gross margin. Products and other revenue was reduced by $5.6 million while products and other cost of revenues was increased by $0.1 million. Services revenue was increased by $2.8 million and services cost of revenues was increased by $2.1 million. We expect that the impact of the purchase accounting adjustments to inventory and deferred revenues will flow through our statement of operations from the date of the acquisition through the third quarter of fiscal 2012. The $10.5 million of intangible assets assigned to backlog will be charged to cost of revenues over a 15-month period from acquisition through August 2012. The $41.6 million of intangible assets assigned to developed technology will be charged to cost of revenues over a six year period from acquisition through fiscal 2017. The $1.9 million of intangible assets assigned to distributor license will be charged to cost of revenues over a 2.5 year period from acquisition through December 2013.

        Gross profit as a percentage of net revenue for fiscal 2010 decreased from fiscal 2009. This decrease is due to a change in the mix of revenue sources, as well as changes in the gross profit margin for these revenue sources. Services revenue, with a gross profit margin lower than for products revenue, increased as a percentage of total net revenue due to the continued installation of new systems and a decline in products revenue. In addition, product margins declined due to a number of factors including a trend towards higher functionality configurations which carry higher costs. The increase in service revenue margins was attributable to a greater number of systems on a service contract and lower replacement parts consumption over the prior year. Shared ownership program revenue for fiscal 2010, included in products revenue, decreased primarily due to the sale of units in the shared ownership program and reduction in residual revenue from the units sold in prior years.

Selling and marketing expenses

	Years Ended June 30,
(Dollars in thousands)	2011	2010	2009	FY11 vs. FY10		FY10 vs. FY09
Selling and marketing	$37,181	$34,187	$45,493	$2,994	9%	$(11,306)	(25)%
% of net revenue	16.7%	15.4%	19.5%

        Selling and marketing expenses for fiscal 2011 increased $3.0 million from fiscal 2010. The increase was primarily attributable to $1.1 million of acquisition-related costs, $1.2 million in marketing expenses due to tradeshow, advertising and users meetings, and $0.7 million in consulting expenses mainly attributable to global branding, partially offset by lower compensation and employee related expenses of $1.7 million. Additionally, there were $2.0 million of selling and marketing expenses incurred by our TomoTherapy subsidiary primarily consisting of $0.7 million of employee related expenses, $0.6 million of sales commissions, $0.2 million of tradeshows and advertising and $0.3 million of travel costs.

        Selling and marketing expenses for fiscal 2010 decreased $11.3 million from fiscal 2009. The decrease was primarily attributable to a decrease of $4.6 million in salaries, benefits and share-based compensation as we reduced headcount in selling and marketing by approximately 12% from the prior year. We increased efforts to control spending in fiscal year 2010 resulting in the reduction of $2.2 million in travel, entertainment and meetings, $1.7 million in advertising and trade show expenses, $0.6 million of other outside services and $0.7 million in allocated facility expenses, as a result of the reduction in sales and marketing headcount. Sales commissions decreased $0.8 million due to lower total revenue and amounts that were expensed for employees terminated during the year ended June 30, 2009.

        We expect selling and marketing expenses to increase in fiscal 2012 from fiscal 2011 due to the acquisition of TomoTherapy. Integration of sales and marketing activities for the CyberKnife and TomoTherapy Systems in fiscal 2012 will involve expenses such as severance that will not continue into fiscal 2013.

Research and development expenses

	Years Ended June 30,
(Dollars in thousands)	2011	2010	2009	FY11 vs. FY10		FY10 vs. FY09
Research and development	$41,687	$31,523	$35,992	$10,164	32%	$(4,469)	(12)%
% of net revenue	18.8%	14.2%	15.4%

        Research and development or, R&D, expenses for fiscal 2011 increased $10.2 million from fiscal 2010. The increase was primarily attributable to increased consulting fees, materials and supplies of $4.5 million for internal development projects, along with externally sponsored clinical research programs and higher compensation and employee related costs, including contract labor, recruiting and relocation of $2.0 million to support ongoing research projects. Additionally, we have incurred $4.0 million for R&D expenses from our TomoTherapy subsidiary, of which $1.4 million was related to severance expense, $0.9 million of employee related expenses, $0.7 million related to the accelerated vesting of stock options and restricted stock awards and $0.3 million of consulting expenses.

        R&D expenses for fiscal 2010 decreased $4.5 million from fiscal 2009. The decrease was primarily attributable to a decrease of $1.4 million in salaries and benefits and $0.3 million in share-based compensation related to lower headcount in fiscal 2010. We increased efforts to control spending in 2010 resulting in the reduction of $1.6 million in contract labor and consulting fees and $0.7 million in materials. Additionally, we incurred $0.3 million of severance expense in fiscal 2009 related to a Workforce Alignment Plan, implemented in order to reduce headcount and improve efficiency and productivity, which we did not incur in fiscal 2010.

        We expect R&D expenses to increase in fiscal 2012 from fiscal 2011 due to development projects for the CyberKnife Systems and TomoTherapy Systems.

General and administrative expenses

	Years Ended June 30,
(Dollars in thousands)	2011	2010	2009	FY11 vs. FY10		FY10 vs. FY09
General and administrative	$56,657	$35,472	$36,223	$21,185	60%	$(751)	(2)%
% of net revenue	25.5%	16.0%	15.5%

        General and administrative expenses for fiscal 2011 increased $21.2 million from fiscal 2010. The increase was primarily attributable to $15.7 million of acquisition-related expenses (including costs of severance, share-based compensation arising from acceleration of stock options and restricted stock awards for TomoTherapy employees, fees to investment bankers, integration planning, legal and accounting services), higher employee related expense of $0.7 million, higher insurance expense of $0.4 million and increased travel expense of $0.3 million. Additionally, we have incurred $5.1 million for general and administrative expenses from our TomoTherapy subsidiary, primarily consisting of $3.6 million in accelerated vesting of stock options and restricted stock awards, $0.9 million in employee related expenses and $0.2 million of consulting expense.

        General and administrative expenses for fiscal 2010 decreased by $0.8 million from fiscal 2009. The decrease was primarily attributable to a decrease of $1.3 million in severance and $1.9 million in share-based compensation as compared to fiscal 2009, when we implemented a Workforce Alignment Plan, in order to reduce headcount and improve efficiency and productivity. We increased efforts to control spending in 2010 resulting in the reduction of $1.2 million in contract labor, recruiting cost and rent. Further, bad debt expense decreased $0.8 million year over year primarily due to the resolution of prior year reserves. The decrease in general and administrative expense was partially offset by a $4.3 million increase in consulting services, primarily legal and tax fees, associated with the strategic alliance negotiations with Siemens and the shareholder lawsuit.

        We expect general and administrative expenses to increase in fiscal 2012 from fiscal 2011 due to the acquisition of TomoTherapy. We expect to incur costs to integrate the general and administrative functions including severance costs, Enterprise Resource Planning system consolidation expenses, legal entity consolidation and management, as well as higher ongoing costs for services such as insurance, accounting and tax due to the increased size of the company.

Other income, net

	Years Ended June 30,
(Dollars in thousands)	2011	2010	2009	FY11 vs. FY10		FY10 vs. FY09
Other income, net	$2,288	$1	$3,082	$2,287	nm	$(3,081)	(100)%
% of net revenue	1.0%	0.0%	1.3%

nm—not meaningful

        Other income, net for fiscal 2011 increased $2.3 million from fiscal 2010. The increase was primarily attributable to an increase of $4.1 million related to foreign currency transaction gains as a result of the appreciation of the Euro-U.S. dollar foreign exchange rate and its effects on the remeasurement of balances denominated in Euros. This was partially offset by a decrease in net interest income of $1.3 million due to lower average interest rates earned on amounts kept in interest bearing accounts during fiscal 2011 compared to fiscal 2010.

        Other income, net for fiscal 2010 decreased $3.1 million from fiscal 2009. We recorded $1.8 million of interest income in fiscal 2010, which represented a $2.1 million decline from fiscal 2009 due to a decrease in both the average daily balances kept in interest bearing accounts and the interest rates earned on amounts kept in those accounts during the year. Interest income was offset by $1.7 million in foreign currency transaction loss resulting from the decline in the Euro's international conversion rate.

Provision for income taxes

	Years Ended June 30,
(Dollars in thousands)	2011	2010	2009	FY11 vs. FY10		FY10 vs. FY09
Provision for (benefit from) income taxes	$1,116	$(4)	$55	$1,120	nm	$(59)	(107)%
% of net revenue	0.50%	0.0%	0.0%

        The provision for income taxes was higher in fiscal 2011 compared to fiscal 2010 due to $0.2 million of additional foreign taxes, primarily resulting from higher income in fiscal 2011 combined with a federal tax benefit of $0.9 million recorded in fiscal 2010 resulting from enactment of The Worker, Homeownership, and Business Assistance Act of 2009, which permits some relief from federal alternative minimum tax.

        The provision for income taxes for fiscal 2010 decreased $59,000 from fiscal 2009, resulting in a $4,000 net benefit. In fiscal 2010, we recorded an increase in foreign taxes of $0.4 million as compared to the prior year as the result of changes in our jurisdictional mix of income. Federal taxes reflected $0.7 million additional benefit compared to the prior year due to benefits we recognized as the result of the enactment of The Worker, Homeownership, and Business Assistance Act of 2009, which permits some relief from federal alternative minimum tax.

        As of June 30, 2011, we had federal and state net operating loss carryforwards of $116.1 million and $45.9 million, respectively, including $72.0 million federal net operating loss carryforwards and $18.0 million of state net operating loss carryforwards from the acquisition of TomoTherapy. These federal and state net operating loss carryforwards are available to offset future taxable income, if any, in varying amounts and will begin to expire in 2019 for federal and 2015 for state purposes, respectively. Such net operating loss carryforwards include tax benefits from employee option exercises in excess of the share-based compensation expense that has been recognized for those awards in accordance with Accounting Standards Codification Topic 718, Stock Compensation. We will record approximately $7.3 million as a credit to additional paid-in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards of approximately $7.6 million and $7.5 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2025, while the state tax credits have no expiration date. In addition, among other matters, realization of the entire deferred tax asset is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Due to the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

        At June 30, 2011, there was no provision for U.S. income tax for undistributed earnings of our foreign subsidiaries as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

Share-Based Compensation Expense

        Share-based compensation expense was recorded net of estimated forfeitures for fiscal 2011, 2010 and 2009 such that expense was recorded only for those share-based awards that are expected to vest. For fiscal 2011, 2010 and 2009, we recorded $13.4 million, $10.6 million and $15.5 million, respectively, of share-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan, or ESPP shares issued, restricted stock units granted to employees and restricted stock awards assumed in connection with the acquisition of TomoTherapy.

        As of June 30, 2011, there was approximately $12.4 million, net of estimated forfeitures, of unrecognized compensation cost related to unvested stock options, ESPP, restricted stock awards and restricted stock units which we expect to be recognized over a weighted average period from 0.4 to 2.6 years.

Liquidity and Capital Resources

        At June 30, 2011, we had $95.9 million in cash and cash equivalents. Our existing cash and cash equivalents balances may decline in fiscal 2012 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled "Risk Factors." However, based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

        On August 1, 2011, we issued $100 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2016, which we refer to as the Notes, to certain qualified institutional buyers or QIBs. The Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. We received net proceeds of approximately $96.3 million from the offering of the Notes, after deducting the initial purchaser's discount and commission and the estimated expenses of the Notes offering payable by us. The Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted. On or after August 1, 2014 and prior to the maturity date, we may redeem for cash all or a portion of the Notes if the closing sale price of our common stock exceeds 130% of the applicable conversion price (the initial conversion price is approximately $9.47 per share of common stock) of such Notes for at least 20 trading days during any consecutive 30 trading-day period (including the last trading day of such period).

Years ended June 30, 2011, 2010 and 2009

Cash Flows From Operating Activities.

        Net cash provided by operating activities was $12.4 million for fiscal 2011. Our net loss of $27.1 million contributed to the negative cash flows from working capital changes, including a decrease in deferred revenue, net of deferred cost of revenue of $6.5 million, an increase in inventories of $4.3 million and an increase in prepaid expenses and other current assets of $1.3 million. This decrease was offset primarily by an increase in accounts payable and accrued liabilities of $20.5 million and a decrease in accounts receivable of $8.7 million. The increase in accounts payable was due to timing differences between the receipt of goods and service and vendor payments. Non-cash charges included primarily $13.4 million of share-based compensation charges, $7.6 million of depreciation and amortization expense, and write-down of inventories of $1.7 million.

        Net cash used in operating activities was $5.1 million for fiscal 2010. Our net income of $2.8 million during fiscal 2010 was offset by a decrease in deferred revenue, net of deferred cost of revenue, of $18.6 million, an increase in prepaid expenses and other current assets of $4.2 million, an increase in accounts receivable of $2.5 million and a decrease in accounts payable of $5.4 million. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan, partially offset by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. The increase in prepaid expenses and other current assets was due to an insurance receivable amount recorded for insurance claims. Accounts payable decreased as a result of the timing of the receipt of invoices and when payment was made. Positive cash flow from working capital changes includes an increase of $4.4 million of accrued liabilities, which was primarily due to an increase in compensation accruals and taxes payable due to higher profitability compared to the prior fiscal year. Non-cash charges included $10.6 million of share-based compensation, $0.8 million of charges for write-downs of inventories and loss on disposal of property and equipment, $0.4 million reduction in the provision for bad debts and $7.1 million of depreciation and amortization.

        Net cash used in operating activities was $3.7 million for fiscal 2009. Our net income of $0.6 million during fiscal 2009 was offset by an increase in accounts receivable of $2.8 million, a decrease in deferred revenue, net of deferred cost of revenue, of $16.5 million, and an increase in inventories of $9.7 million. The increase in accounts receivable was primarily due to a timing difference between the shipment of products and the receipt of customer payment. The decrease in deferred revenue, net of deferred cost of revenue, was primarily the result of the recognition of revenue previously deferred for systems sold under our Platinum plan, partially offset by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. The increase in inventories was due primarily to an increase in our business volume and the increase in our worldwide installed base and associated service inventory requirements. Positive cash flow from working capital changes include an increase in accrued liabilities of $4.9 million, of which $1.3 million was related to the inventory investigation in the first quarter and the balance was due to the timing differences between the receipt of goods and service and vendor payments and a decrease in restricted cash of $4.3 million. The decrease in restricted cash is due to the release of amounts related to contracts with customers requiring that deposited cash amounts be secured via letter of credit until delivery of the CyberKnife unit occurs. Non-cash charges included $15.5 million of share-based compensation, $2.7 million of charges for write-downs of inventory and $6.7 million of depreciation and amortization expense.

Cash Flows From Investing Activities.

        Net cash provided by investing activities was $31.4 million for fiscal 2011, which was attributable to net marketable security activities of $105.7 million, which consisted of $206.4 million of sales and maturities of marketable securities, offset by $100.7 million in purchases. Cash used to fund the acquisition of TomoTherapy, net of cash acquired, was $70.3 million. In addition, we used $4.0 million of cash for purchases of property and equipment.

        Net cash provided by investing activities was $10.5 million for fiscal 2010 and was attributable to net marketable security activities of $15.7 million, which consisted of $127.1 million of sales and maturities of marketable securities, offset by $111.4 million in purchases. The net increase in investment activity for fiscal 2010 was due to the exercise of the put option with UBS and the sale of our ARS holdings on June 30, 2010. We used $5.1 million of cash for purchases of property and equipment.

        Net cash used in investing activities was $2.4 million for fiscal 2009 and was attributable to net marketable security activities of $1.8 million, which consisted of $157.7 million of sales and maturities of marketable securities, offset by $155.9 million in purchases. We also used $4.2 million of cash for purchases of property and equipment.

Cash Flows From Financing Activities.

        Net cash provided by financing activities was $5.6 million for fiscal 2011 and was primarily attributable to proceeds from the exercise of common stock options and the purchase of common stock under our ESPP.

        Net cash provided by financing activities was $3.8 million and $5.8 million for fiscal 2010 and 2009, respectively, and was primarily attributable to proceeds from the exercise of common stock options and the purchase of common stock under our ESPP.

Operating Capital and Capital Expenditure Requirements

        Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

  •
  Revenue generated by sales of our products, our shared ownership program and service plans;

  •
  Costs associated with our sales and marketing initiatives and manufacturing activities;

  •
  Facilities, equipment and IT systems required to support current and future operations;

  •
  Rate of progress and cost of our research and development activities;

  •
  Costs of obtaining and maintaining FDA and other regulatory clearances of our products;

  •
  Effects of competing technological and market developments;

  •
  Number and timing of acquisitions and other strategic transactions; and

  •
  Costs associated with the integration of TomoTherapy.

        We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We estimate that capital expenditures will be in the range of $20 million to $25 million during fiscal 2012. If these sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

        The following is a schedule summarizing our obligations to make future payments under contractual obligations as of June 30, 2011 and the Notes that we issued in August 2011:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes(1)	$118,751	$3,438	$11,250	$104,063	$—
Operating leases	28,828	7,076	16,042	5,275	435

Total	$147,579	$10,514	$27,292	$109,338	$435

(1)
These amounts represent principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on our consolidated balance sheet. Any conversion, redemption or purchase of Notes would impact our cash payments.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

        All of our significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 2, Summary of Significant Accounting Policies, in Notes to the consolidated financial statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes the critical accounting policies and estimates are those related to revenue recognition, inventory valuation, share-based compensation, income taxes, legal and other contingencies and corporate bonus accruals.

Revenue Recognition

        In the first quarter of fiscal 2011, we adopted Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition), and ASU 2009-14, Certain Arrangements That Include Software Elements (amendments to Financial Accounting Standards Board, or FASB, ASC Topic 985, Software). We adopted these new standards on a prospective basis; therefore, they apply only to revenue arrangements entered into or materially modified beginning July 1, 2010. The revised guidance primarily provides two significant changes: 1) it requires us to allocate revenues in an arrangement using best estimated selling prices, or BESP, of deliverables if we do not have VSOE or third-party evidence, or TPE, of selling price; and 2) it eliminates the residual method and requires us to allocate revenue using the relative selling price method. The BESP is established considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by our pricing committee, taking into consideration the overall go-to-market pricing strategy. We may modify or develop new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which may result in changes in selling prices, impacting both VSOE and BESP. These factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

        We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. In order to comply with GAAP, we have to make a number of reasoned judgments with respect to elements of these sales arrangements, including how to allocate the proceeds received from an arrangement, whether there are multiple elements in the arrangement, whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition with respect to these arrangements. During fiscal 2011, we accounted for pre-adoption multiple elements arrangements which have not subsequently been materially modified under the residual method and allocated arrangement consideration to each element based upon vendor specific objective evidence, or VSOE, of fair value of the respective elements. VSOE of fair value for each element is based upon our historical standard rates charged for the product or service when such product or service is sold separately or based upon the price established by our management-comprised pricing committee, which has the relevant authority when that product or service is not yet sold separately. Changes to the elements in an arrangement and the ability to establish VSOE of the fair value for those elements could affect the timing and the amount of revenue recognition.

        Revenue recognition also depends on all or a combination of the timing of shipment, completion of installation, customer acceptance and the readiness of customers' facilities. If shipments are not made on scheduled timelines, installation schedules are delayed or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

        Examples of the impact of these factors include the following. If the shipment of one of our systems that sold for $4.0 million was delayed, system revenue would be lowered by this $4.0 million, less any amounts deferred for service, training, or other future deliverables. If one of our systems was sold for $4.0 million and the sale involved multiple elements including training and service, a 5% change in BESP of the system could result in an approximately $25,000 impact to the amount of revenue allocated and recognized as product revenue rather than as service revenue.

Business Combinations and Intangible Asset Impairment

        Our methodology for allocating the purchase price relating to business combinations is determined through established valuation techniques. The allocation of the purchase price to intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and appropriate discount rate for those cash flows. Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible net assets of businesses acquired. Goodwill is evaluated for impairment on an annual basis or when impairment indicators are present.

        We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Impairment, if any, is measured as the amount by which the carrying value exceeds the fair value of the impaired asset. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

        Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.

Inventories

        The valuation of inventory requires us to estimate obsolete or excess inventory as well as damaged inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand to support future sales and service. If our demand forecast for specific products is greater than actual demand and we fail to reduce purchasing and manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin. For example, if the actual amount of inventory that is disposed of as obsolete, excess or damaged is 10% larger or smaller than the amount that we estimated at June 30, 2011, then we would need to increase or decrease cost of sales by approximately $1.7 million.

Share-Based Compensation Expense

        We use the Black-Scholes option valuation model to estimate the fair value of stock options and Employee Stock Purchase Plan shares. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Our expected volatility is derived from the historical volatilities of several unrelated public companies within industries related to our business because we do not have sufficient trading history on our common stock. When making the selections of our peer companies within industries related to our business to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. In addition, as our historical share option exercise experience as a publicly-held entity does not provide a reasonable basis upon which to estimate the expected term, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

        We recognize compensation cost for only those shares expected to vest over the requisite service period of the award. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on recent forfeiture activity and expected future employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the consolidated financial statements. If the estimated forfeiture rate was higher or lower by five percentage points, our share-based compensation expense related to stock options would increase or decrease by approximately 4%, respectively.

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

Loss Contingencies

        As discussed in "Note 8, Commitments and Contingencies", in Notes to consolidated financial statements, we are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Currently, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect our financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on our results of operations, financial position and cash flows.

Corporate Bonus Expense and Accruals

        We record accruals for estimated corporate bonus expense which is paid out in the first quarter of the subsequent fiscal year. Our expense accruals for fiscal 2011 are based on our results for three factors: net revenue, pre-tax operating income (loss) and orders to backlog. If we underestimate or overestimate any of these factors during a fiscal year, adjustments to bonus expense and accruals may be necessary in subsequent periods during the year. For example, if our actual results as of the end of a fiscal year yielded a bonus attainment that varied by 5% from our prior estimate, we would need to increase or decrease our bonus expense accrual in the fourth quarter of the fiscal year by approximately $0.4 million.

Item 7A.    QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Foreign Currency Exchange Rate Risk

        As of June 30, 2011, there were no amounts in deferred revenue for CyberKnife and TomoTherapy System contracts denominated in a foreign currency, in which system revenue would be recognized in future periods. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we will sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, including some of our commissions related to sales of the CyberKnife and TomoTherapy Systems, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

Interest Rate Risk

        At June 30, 2011, we had $95.9 million of cash and cash equivalents. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash balances. We believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, and except as described below, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. However, should interest rates increase, the market value of our investments may decline. This could result in a realized loss if we were forced to sell any of our investments before their scheduled maturity. At the end of fiscal 2011, we were not subject to significant levels of interest rate risk as a small amount of our cash was invested in money market funds.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Accuray Incorporated

        We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware Corporation) and subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits of the consolidated basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuray Incorporated and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accuray Incorporated's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 19, 2011 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP
San Francisco, California
September 19, 2011

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$95,906	$45,434
Restricted cash	3,172	22
Short-term available-for-sale securities	—	99,881
Accounts receivable, net of allowance for doubtful accounts of $324 and $115 at June 30, 2011 and 2010, respectively	61,853	37,955
Inventories	97,836	28,186
Prepaid expenses and other current assets	21,115	19,356
Deferred cost of revenue—current	5,840	7,889

Total current assets	285,722	238,723

Property and equipment, net	44,823	14,684
Goodwill	54,474	4,495
Intangible assets, net	66,039	388
Deferred cost of revenue—noncurrent	2,258	3,213
Other assets	2,468	1,681

Total assets	$455,784	$263,184

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$38,645	$10,317
Accrued compensation	27,406	10,786
Other accrued liabilities	43,012	10,669
Customer advances—current	25,829	12,884
Deferred revenue—current	68,152	42,019

Total current liabilities	203,044	86,675

Long-term liabilities:
Long-term other liabilities	6,321	1,059
Deferred revenue—noncurrent	6,092	5,374

Total liabilities	215,457	93,108

Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 72,199,837 and 60,666,974 shares at June 30, 2011 and 2010, respectively; outstanding: 70,059,819 and 58,526,956 shares at June 30, 2011 and 2010, respectively	70	59
Additional paid-in capital	373,963	287,764
Accumulated other comprehensive income (loss)	127	(71)
Accumulated deficit	(144,385)	(117,676)

Total stockholders' equity	229,775	170,076
Noncontrolling interest	10,552	—

Total equity	240,327	170,076

Total liabilities and stockholders' equity	$455,784	$263,184

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended June 30,
	2011	2010	2009
Net revenue:
Products	$138,595	$143,187	$162,908
Services	80,490	77,504	66,344
Other	3,199	934	4,346

Total net revenue	222,284	221,625	233,598
Cost of revenue:
Cost of products	55,524	66,216	69,679
Cost of services	56,218	50,732	44,591
Cost of other	3,300	659	4,038

Total cost of revenue	115,042	117,607	118,308

Gross profit	107,242	104,018	115,290
Operating expenses:
Selling and marketing	37,181	34,187	45,493
Research and development	41,687	31,523	35,992
General and administrative	56,657	35,472	36,223

Total operating expenses	135,525	101,182	117,708

Income (loss) from operations	(28,283)	2,836	(2,418)
Other income, net	2,288	1	3,082

Income (loss) before provision for (benefit from) income taxes	(25,995)	2,837	664
Provision for (benefit from) income taxes	1,116	(4)	55

Net income (loss)	(27,111)	2,841	609
Noncontrolling interest	(429)	—	—

Net income (loss) attributable to stockholders	$(26,682)	$2,841	$609

Net income (loss) per share:
Basic net income (loss) per share	$(0.44)	$0.05	$0.01

Diluted net income (loss) per share	$(0.44)	$0.05	$0.01

Weighted average common shares outstanding used in computing net income (loss) per share:
Basic	60,085	57,560	55,413
Diluted	60,085	60,191	58,729

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders' Equity

(in thousands, except share Amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)		Total Accuray Stockholders' Equity
			Additional Paid-In Capital		Accumulated Deficit		Non- Controlling Interests	Total Equity
	Shares	Amount
Balances at June 30, 2008	54,579,846	$55	$252,901	$(1,067)	$(121,126)	$130,763	$—	$130,763

Exercise of stock options, net	1,450,120	2	4,106	—	—	4,108	—	4,108
Issuance of common stock under employee stock purchase plan	437,005	—	1,667	—	—	1,667	—	1,667
Issuance of restricted stock	176,558	—		—	—	—	—	—
Stock-based compensation	—	—	15,403	—	—	15,403	—	15,403
Income tax charges from employee stock plans	—	—	(131)	—	—	(131)	—	(131)
Net income	—	—	—	—	609	609		609
Cumulative translation adjustment	—	—	—	(14)	—	(14)	—	(14)
Unrealized gain on investments, net	—	—	—	1,497	—	1,497	—	1,497

Total comprehensive income								2,092

Balances at June 30, 2009	56,643,529	57	273,946	416	(120,517)	153,902	—	153,902

Exercise of stock options, net	1,313,749	2	2,028	—	—	2,030	—	2,030
Issuance of common stock under employee stock purchase plan	399,283	—	1,807	—	—	1,807	—	1,807
Issuance of restricted stock	170,395	—	—	—	—	—	—	—
Stock-based compensation	—	—	10,397	—	—	10,397	—	10,397
Income tax charges from employee stock plans	—	—	(414)	—	—	(414)	—	(414)
Net income	—	—	—	—	2,841	2,841	—	2,841
Cumulative translation adjustment	—	—	—	(57)	—	(57)	—	(57)
Unrealized loss on investments, net	—	—	—	(430)	—	(430)	—	(430)

Total comprehensive income								2,354

Balances at June 30, 2010	58,526,956	59	287,764	(71)	(117,676)	170,076	—	170,076

Deconsolidation of Morphormics	—	—	—	—	(27)	(27)	—	(27)
Exercise of stock options, net	1,396,685	1	3,600	—	—	3,601	—	3,601
Issuance of common stock under employee stock purchase plan	392,084	—	2,000	—	—	2,000	—	2,000
Issuance of restricted stock	201,992	—	—	—	—	—		—
Shares issued in connection with acquisition of TomoTherapy	9,112,511	10	67,332	—	—	67,342	—	67,342
Shares issued in connection with the assumption of restricted stock awards related to acquisition of TomoTherapy	429,591	—	—	—	—	—		—
Restricted stock awards assumed in connection with acquisition of TomoTherapy	—	—	1,191	—	—	1,191	—	1,191
Stock options assumed in connection with acquisition of TomoTherapy	—	—	2,234	—	—	2,234	—	2,234
Stock-based compensation	—	—	9,842	—	—	9,842	—	9,842
Noncontrolling interest in CPAC resulting from acquisition of TomoTherapy	—	—	—	—	—	—	10,981	10,981
Net loss	—	—	—	—	(26,682)	(26,682)	(429)	(27,111)
Cumulative translation adjustment	—	—	—	236	—	236	—	236
Change in unrealized loss on investments	—	—	—	(38)	—	(38)	—	(38)

Total comprehensive loss						(26,484)	(429)	(26,913)

Balances at June 30, 2011	70,059,819	$70	$373,963	$127	$(144,385)	$229,775	$10,552	$240,327

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(27,111)	$2,841	$609
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,566	7,122	6,651
Share-based compensation	13,365	10,646	15,461
Tax charge from share-based compensation	—	(414)	(131)
Realized (gain) loss on investments	(27)	316	(30)
Unrealized loss on long-term trading securities, net of gain on put option	—	(251)	393
Provision for bad debts	239	(380)	496
Loss on write-down of inventories	1,698	626	2,730
Loss on disposal of property and equipment	312	195	342
Restricted cash	—	438	4,303
Changes in assets and liabilities:
Accounts receivable	8,698	(2,448)	(2,817)
Inventories	(4,321)	244	(9,679)
Prepaid expenses and other current assets	(1,340)	(4,230)	26
Deferred cost of revenue	7,586	8,980	22,010
Other assets	214	(228)	(113)
Accounts payable	10,662	(5,364)	1,833
Accrued liabilities	9,831	4,382	4,921
Customer advances	(909)	20	(12,216)
Deferred revenue	(14,060)	(27,568)	(38,532)

Net cash provided by (used in) operating activities	12,403	(5,073)	(3,743)
Cash Flows From Investing Activities
Purchases of property and equipment	(4,022)	(5,130)	(4,232)
Acquisition of business, net of cash acquired	(70,265)	—	—
Purchase of investments	(100,710)	(111,429)	(155,934)
Sale and maturity of investments	206,414	127,086	157,732

Net cash provided by (used in) investing activities	31,417	10,527	(2,434)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	3,601	2,030	4,108
Proceeds from employee stock purchase plan	2,000	1,807	1,667

Net cash provided by financing activities	5,601	3,837	5,775

Effect of exchange rate changes on cash	1,051	(692)	301

Net increase (decrease) in cash and cash equivalents	50,472	8,599	(101)
Cash and cash equivalents at beginning of period	45,434	36,835	36,936

Cash and cash equivalents at end of period	$95,906	$45,434	$36,835

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$1,392	$60	$194
Non-cash financing activity:
Fair value of common stock issued and vested options and restricted stock awards assumed in connection with acquisition	$73,845	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements

1. Description of Business

Organization

        Accuray Incorporated (the "Company") is incorporated in Delaware. The Company designs, develops and sells advanced medical radiation systems for the treatment of tumors throughout the body. The CyberKnife Systems are advanced, image-guided robotic systems used to deliver radiosurgery for the treatment of solid tumors anywhere in the body.

        On June 10, 2011, the Company completed the acquisition of TomoTherapy Incorporated ("TomoTherapy") by acquiring all of TomoTherapy's common stock in exchange for cash and shares of Accuray common stock (for further information, see "Note 12, Acquisition"). TomoTherapy designs, manufactures and sells systems used to deliver advanced radiation therapy for the treatment of a wide range of cancer types. The consolidated financial statements include the financial results of TomoTherapy prospectively from the date of acquisition.

2. Summary of Significant Accounting Policies

Fiscal Year

        Through fiscal year 2009, the Company's fiscal years ended on the Saturday closest to June 30th, so that in a 52 week period, each fiscal quarter consisted of 13 weeks. The additional week in a 53 week year was added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2009 was comprised of 52 weeks. For ease of presentation purposes, the Company refers to June 30 as its fiscal year end. On June 23, 2009, the Company's Board of Directors determined to change the Company's fiscal year end to June 30, beginning with fiscal 2010.

Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity, Compact Particle Acceleration Corporation ("CPAC") (for further information, see "Note 13 Investment in CPAC"). All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

        Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income (loss), net income (loss), or stockholders' equity.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to share-based compensation, valuation allowances for deferred tax assets, estimate of allowance for doubtful accounts, valuation of excess and obsolete inventories, impairment of long-lived assets and goodwill, the fair value of purchase consideration paid and assets acquired and liabilities assumed in business combinations, deferred revenue and deferred cost of revenue and estimates of the fair value of certain investments. Actual results could differ materially from those estimates.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in highly liquid investment accounts and money market accounts and amounted to $19,000 and $1.8 million at June 30, 2011 and 2010, respectively. Cash and cash equivalent balances denominated in a foreign currency amounted to $28.3 million and $20.7 million at June 30, 2011 and 2010, respectively.

Restricted Cash

        Restricted cash primarily relates to funds held related to VAT guarantees in a foreign jurisdiction and certain performance obligation guarantees. Restricted cash amounts were $3.2 million and $22,000 at June 30, 2011 and 2010, respectively.

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

Concentration of Credit Risk and Other Risks and Uncertainties

        The Company's cash and cash equivalents are mainly deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

        There were no customers that represented 10% or more of total net revenue for the years ended June 30, 2011, 2010 and 2009. There was one customer whose accounts receivable balance was in excess of 10% of total accounts receivable at June 30, 2011. There were no customers whose accounts receivable balance was in excess of 10% of total accounts receivable at June 30, 2010.

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

Revenue Recognition

        In the first quarter of fiscal 2011, the Company adopted Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Arrangements That Include Software Elements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product's functionality. The Company adopted these new standards on a prospective basis. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had an insignificant impact on the Company's reported net revenue since the first quarter of fiscal 2011 as compared to net revenue if the related

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

arrangements entered into or modified after the effective date were subject to the accounting requirements in effect in the prior year.

        The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables. For revenue arrangements with multiple elements which were entered into by June 30, 2010 and which have not subsequently been materially modified, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence ("VSOE") of fair value of the respective elements. VSOE of fair value for each element is based upon the Company's standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company's pricing committee when that product or service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the system and optional product upgrades, based upon the residual method. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, and (2) establishment of VSOE of fair value for all remaining undelivered elements.

        Under the new accounting guidance, in evaluating revenue recognition for arrangements which contain multiple deliverables, the Company determined that in certain instances it was not able to establish VSOE for all deliverables in an arrangement as the Company infrequently sells each element on a stand-alone basis, does not price products within a narrow range, or has a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence ("TPE"). TPE is determined based on competitors' prices for similar deliverables when sold separately. Generally, the Company's offerings contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitors' products' selling prices are on a stand-alone basis. Therefore, the Company typically is not able to determine TPE.

        When the Company is unable to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price ("BESP") in the Company's allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by the Company's pricing committee, taking into consideration the overall go-to-market pricing strategy.

        As the Company's go-to-market strategies and other factors evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including VSOE, TPE and BESP. As a result, the Company's future revenue recognition for multiple element arrangements could differ materially from that recorded in the current period. The Company regularly reviews VSOE, TPE and BESP and maintains internal controls over the establishment and update of these inputs.

        The Company has a limited number of software offerings which are not required to deliver the tangible product's essential functionality and can be sold separately. Revenues from sales of these software products and related post-contract support will continue to be accounted for under software

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

revenue recognition rules. The Company's multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable or group of software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance.

        The Company earns revenue from the sale of products, the operation of its shared ownership program, and the provision of related services, which include installation services, post-contract customer support ("PCS"), training and other professional services. The Company records its revenues net of any value added or sales tax. From time to time, the Company introduces customers to third party financing organizations. No amounts received from these third party financing organizations are at risk.

        The Company recognizes product revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. Payments received in advance of product shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation.

        The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers. If the Company determines that collection is not probable, the Company will defer the fee and recognize revenue upon receipt of cash.

        The Company records revenues from sales of systems to distributors on either a sell-through or sell-in basis, depending on the terms of the distribution agreement as well as terms and conditions executed for each sale, and once all revenue recognition criteria have been met. For sales of product upgrades and accessories to distributors, revenue is recognized on either a sell-through or sell-in basis, depending upon the terms of the purchase order or signed quotation and once all revenue recognition criteria have been met.

        The Company's agreements with customers and distributors for system sales generally do not contain product return rights. Certain distributor agreements include parts inventory buy-back provisions upon distributorship termination. The Company accrues an inventory buy-back liability when and if such distributorship termination is expected.

Product Revenue

        The majority of our product revenue is generated from sales of the systems. The Company sells its systems with PCS contracts that provide for upgrades when and if they become available, training points and at times, professional services. The amount of arrangement fee allocated to products is determined by application of the relative selling price method for all elements in the arrangement for arrangements entered into or materially modified on or after July 1, 2010, or by using the residual method for arrangements entered into on or before June 30, 2010. If the Company is responsible for installation, the Company recognizes revenue only after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Service Revenue

        Our service revenue is generated primarily from warranty services, post warranty services, installation services, unspecified when and if available product upgrades, training, and professional services. Warranty and post warranty service revenue is deferred and recognized ratably over the service period, generally one year, until no further obligation exists. Warranty service period starts upon product acceptance. Training and consulting service revenues that are not deemed essential to the functionality of the Systems are recognized as such services are performed. Installation service revenue is recognized concurrent with system revenue.

        Costs associated with providing services are expensed when incurred, except when those costs are related to system upgrades where revenue recognition has been deferred. In those cases, the costs are deferred and are recognized over the period of revenue recognition.

Other revenue

        Other revenue primarily consists of research and development and construction contract revenues.

Shared ownership program

        The Company also enters into arrangements under its shared ownership program with certain customers. Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the system, either at the end of the contractual period or in advance, at the customer's request, at pre-determined prices. Under the terms of such program, the Company retains title to its system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront non-refundable payments and minimum monthly payments from the customer are recognized as revenue over the contractual period. Additional revenues beyond the minimum payments from the shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues, which are included in products revenue in the consolidated statements of operations.

        Future minimum revenues under shared ownership arrangements as of June 30, 2011 are as follows (in thousands):

Year Ending June 30,	Amount
2012	$794
2013	734
2014	554
2015	554
2016	139

Total	$2,775

        Total usage-based fee revenues, which are included in products revenue, earned from the CyberKnife Systems under the shared ownership program amounted to $1.5 million, $1.6 million and $3.2 million for the years ended June 30, 2011, 2010 and 2009, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Under the terms of the shared ownership program, the customer has the option to purchase the CyberKnife System at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company's revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement. At June 30, 2011, the Company had four systems installed under its shared ownership program. During the years ended June 30, 2011, 2010 and 2009, $3.6 million, nil and $3.2 million, respectively, of revenue was recognized in the consolidated statements of operations for the sale of one, nil and two CyberKnife Systems, respectively, that were formerly under the shared ownership program. At June 30, 2011 and 2010, $0.5 million and nil, respectively, of amounts for extended warranty and training services related to these sold shared ownership units remained recorded as deferred revenue, and will be recognized over the life of the extended warranty service period and as training service obligations are fulfilled.

        The CyberKnife Systems associated with the Company's shared ownership program are recorded within property and equipment. Depreciation and warranty expenses attributable to the CyberKnife shared ownership systems are recorded within cost of products.

Long-term construction and manufacturing contracts

        The Company recognizes revenue and cost of revenue related to long-term construction and manufacturing contracts using contract accounting on the percentage-of-completion or the completed contract method. The Company recognizes such revenue under other revenue and cost of such revenue under cost of other. Any loss provision identified from the total contract in the period is recorded as an increase to cost of revenue.

Deferred Revenue and Deferred Cost of Revenue

        Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company's revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance payments that will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units, direct service costs for which the revenue has been deferred in accordance with the Company's revenue recognition policies. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Customer Advances

        Customer advances represent payments made by customers in advance of product shipment.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated on a straight-line basis over the remaining term of the lease or the estimated useful life of the asset, whichever is shorter. Machinery and equipment are depreciated over five years. Furniture and fixtures are depreciated over four years. Computer and office equipment and computer software are depreciated over three years. Repairs and maintenance costs, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

Software Capitalization Costs

        The Company capitalizes certain costs associated with obtaining or developing internal use software, including external direct costs of material and services. Software development costs relating to assets to be sold in the normal course of business are included in research and development and are expensed as incurred until technological feasibility is established. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant.

        Capitalized software costs are included in property, plant and equipment and amortized beginning when the software project is complete and the assets is ready for its intended use. The Company has capitalized software development costs relating to internal use software as identified and discussed below at "Note 5. Balance Sheet Components."

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable using pretax undiscounted cash flows. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through June 30, 2011, there have been no such impairment losses.

Goodwill and Acquired Intangible Assets

        Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired. Goodwill is not amortized, but is evaluated for impairment on an annual basis or when impairment indicators are present. In the first step of the analysis, the Company's assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The fair value of the reporting unit is determined using the market approach. Under the market approach, the Company estimates the fair value of each reporting unit based on the Company's closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required. Through June 30, 2011, there have been no such impairment losses. Purchased intangible assets other than goodwill, including developed technology, in-process research and development and backlog, are amortized on a straight-line basis over their estimated useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which range from approximately one to seven years.

Business Combinations

        In fiscal 2011, the Company applied ASC 805, Business Combinations, and accounted for the acquisition of TomoTherapy using the acquisition method of accounting. The underlying principles are similar to the previous guidance and require that the Company recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments, if any, are recorded to the Company's consolidated statements of operations. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired company are reflected in the Company's consolidated financial statements after the date of the merger or acquisition.

Shipping and Handling

        The Company's billings for shipping and handling for product shipments to customers are included in product revenue. Shipping and handling costs incurred for inventory purchases are also included in cost of products.

Advertising Expenses

        The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.4 million, $0.4 million and $1.8 million for the years ended June 30, 2011, 2010 and 2009, respectively.

Research and Development Costs

        Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salaries, benefits, and other headcount

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

related costs for research and development personnel; costs for materials used in research and development activities; costs for outside services and allocated portions of facilities and other corporate costs. The Company has entered into research and clinical study arrangements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. These agreements support the Company's internal research and development capabilities. The Company has also entered into an Agreement with Siemens for research and development work. Payments earned and received from Siemens will be recorded as contra research and development costs. See "Note 3. Collaboration Agreement" for additional information.

Share-Based Compensation

        The Company accounts for share-based compensation by measuring and recognizing the fair value of all share-based payment awards made to employees based on the estimated grant date fair values, including employee stock options, restricted stock units ("RSUs"), restricted stock awards (RSAs") and the employee stock based purchase plan. The determination of fair value involves a number of significant estimates. The Company uses the Black-Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of the Company's stock, the expected term of the share-based award, the expected risk free rate of interest and dividend yields. As share-based compensation expense is based on awards ultimately expected to vest, the expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option term, the Company concluded that its historical price volatility does not provide a reasonable basis for input assumptions within its Black-Scholes valuation model when determining the fair value of its stock options. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The Company continues to use the "simplified" method for the estimated term of the awards. Management's estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions which could result in a significant change in future share-based compensation expense. See "Note 9. Stockholder's Equity" for additional information.

Net Income (Loss) Per Common Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted- average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and other dilutive common shares outstanding during the period. The potential dilutive shares of the Company's common stock resulting from the assumed exercise of outstanding stock options, vesting of RSUs and RSAs and ESPP shares to be purchased are determined under the treasury stock method.

        For the fiscal year ended June 30, 2011, all potential dilutive common share equivalents were excluded from the calculation of net loss per share as their inclusion would have been anti-dilutive. Potential dilutive common share equivalents were comprised of outstanding options of 8,336,720, restricted stock units of 658,193 and restricted stock awards of 190,522 for the year ended June 30, 2011. For the years ended June 30, 2010 and 2009, outstanding options of 4,056,934 and 3,504,979,

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

respectively, and restricted stock units of 259,789 and 552,120, respectively, were excluded from the calculation of diluted net income per share as their inclusion would be anti-dilutive.

        The following table sets forth the basic and diluted per share computations (in thousands, except per share amounts):

	Years Ended June 30,
	2011	2010	2009
Numerator:
Net income (loss) attributable to stockholders	$(26,682)	$2,841	$609
Denominator:
Basic weighted-average shares outstanding	60,085	57,560	55,413
Stock options and restricted stock units	—	2,631	3,316

Diluted weighted-average shares of common stock outstanding	60,085	60,191	58,729

Basic net income (loss) per share	$(0.44)	$0.05	$0.01

Diluted net income (loss) per share	$(0.44)	$0.05	$0.01

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on investments that have been excluded from the determination of net

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

income (loss). The Company has reported the components of comprehensive income (loss) for the years ended June 30, 2011, 2010 and 2009 in its consolidated statement of stockholders' equity.

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

        Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region (in thousands):

	Years Ended June 30,
	2011	2010	2009
United States (including Puerto Rico)	$122,635	$147,381	$171,563
Europe	67,244	58,049	30,874
Asia (excluding Japan)	16,159	5,608	19,848
Japan	16,246	10,587	11,313

Total	$222,284	$221,625	$233,598

Recent Accounting Pronouncements

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in the first quarter of fiscal year 2013 and should be applied retrospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-05 on its consolidated financial statements.

        In December 2010, the FASB issued an amendment to the disclosure requirements for business combinations. This amendment clarifies that if a public entity is required to disclose pro forma information for business combinations, the entity should disclose such pro forma information as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures for business combinations to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. The Company is required to adopt this amendment on July 1, 2011, the first day of Fiscal 2012 for any business combinations that are material on an individual or aggregate basis.

        In December 2010, the FASB issued an amendment to the accounting requirements for goodwill and other intangibles. This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

consider whether there are any adverse qualitative factors indicating that impairment may exist. The Company is required to adopt this amendment on July 1, 2011, the first day of Fiscal 2012, and this adoption is not expected to have a material impact on the Company's financial statements.

3. Alliance Agreement

        In June 2010, the Company entered into a Strategic Alliance Agreement with Siemens AG, or the Alliance Agreement, pursuant to which (1) the Company granted Siemens certain distribution rights to its CyberKnife Systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linac products, the combined products being known as the Cayman Products, and (3) the Company created a research and development relationship between Accuray and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future. Siemens' right to distribute the CyberKnife System under this agreement remains unchanged, though sales activity to date under the Agreement has not been material. The Company believes that as a result of its acquisition of TomoTherapy, the elements of the Agreement described in sections (2) and (3) above are unlikely to develop further. Under the Alliance Agreement, both Siemens and the Company had the right to terminate the Alliance Agreement on written notice within 60 days following the acquisition of or by either party by specified competitors. On August 3, 2011, the Company entered into an Amendment to the Agreement with Siemens, which provides that each of the Company's and Siemens' right to terminate the Agreement as a result of the acquisition of TomoTherapy by the Company is extended until December 31, 2011 in order to allow the Company and Siemens to evaluate the impact of the TomoTherapy acquisition on the arrangements created by the Agreement. There can be no assurance that the strategic alliance with Siemens AG will be successful or that the economic terms of the Alliance Agreement will ultimately prove to be favorable to the Company or that Siemens will not terminate the Alliance Agreement as a result of the Company's acquisition of TomoTherapy.

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

        In November 2008, the Company had entered into an agreement ("Rights Agreement") with UBS, which provided the Company with ARS ("Auction Rate Security") Rights ("Rights") to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012.

        The Company elected fair value accounting for the put option recorded in connection with the Rights Agreement. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value resulted in a gain included in other income, net for the put option.

        During the year ended June 30, 2010, the Company recorded a total unrealized loss of $1.0 million for a total fair value of the put option of $0.4 million as of June 30, 2010. During the year ended June 30, 2010, $1.2 million of unrealized gain in fair value of the ARS resulted in a net unrealized gain of $0.3 million to other income, net. During the year ended June 30, 2010, UBS redeemed $0.4 million of the ARS, which generated realized gains that were not material. No activity related to the fair value

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

of the put option is included in the Company's consolidated statement of operations for the year ended June 30, 2011 due to the liquidation at par value of the underlying ARS securities as of June 30, 2010.

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

        At June 30, 2011, the Company had approximately $19,000 invested in money market funds, which were measured using Level 1 inputs and are classified as cash equivalents.

        The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis at June 30, 2010, according to the valuation techniques the Company used to determine their fair values (in thousands):

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2010
		Level 1	Level 2
Money market funds	$1,104	$1,104	$—
Corporate notes	34,992	—	34,992
Commercial paper	22,513	—	22,513
U.S. government agency securities	43,774	—	43,774

Total	$102,383	$1,104	$101,279

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

        Investments in marketable securities classified as available-for-sale by security type at June 30, 2010, consisted of the following (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$21,126	$—	$(11)	$21,115
Corporate notes	34,957	64	(29)	34,992
U.S. government agency securities	43,761	15	(2)	43,774

Total short-term investments	$99,844	$79	$(42)	$99,881

        The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented in the table below include changes in the fair value related to both observable and unobservable inputs (in thousands):

Year Ended June 30, 2010
Beginning balance	$22,007
Unrealized gain on auction rate securities included in earnings	1,656
Unrealized loss on put option included in earnings	(1,338)
Redemption of auction rate securities	(22,325)

Ending balance	$—

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

        Commercial paper.    Commercial paper is an unsecured, short-term debt instrument issued by corporations and financial institutions that generally mature within 270 days. The Company did not hold any commercial paper as of June 30, 2011. The total fair value of commercial paper held as of June 30, 2010 of $22.5 million included $1.4 million of money market funds invested in commercial paper, which is classified as cash equivalents. The portion in cash and cash equivalents represents highly liquid debt instruments with insignificant interest rate risk and maturities of ninety days or less at the time of purchase. The market approach was used to value the Company's commercial paper. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

        U.S. government agency securities.    U.S. government agency securities are issued by U.S. Federal, state and local governments, government-sponsored enterprises, and governmental entities such as authorities or special districts that generally mature within two years. These are classified as short-term marketable securities on the Company's consolidated balance sheets. The market approach was used to value the Company's U.S. government agency securities. The Company classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

5. Balance Sheet Components

Accounts Receivable, net

        Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2011	2010
Accounts receivable	$59,858	$37,861
Unbilled fees and services	2,319	209

	62,177	38,070
Less: Allowance for doubtful accounts	(324)	(115)

Accounts receivable, net	$61,853	$37,955

Inventories

        Inventories consisted of the following (in thousands):

	June 30,
	2011	2010
Raw materials	$60,309	$16,109
Work-in-process	10,002	2,491
Finished goods	27,525	9,586

Total inventories	$97,836	$28,186

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Balance Sheet Components (Continued)

Property and Equipment, net

        Property and equipment consisted of the following (in thousands):

	June 30,
	2011	2010
Furniture and fixtures	$5,317	$3,628
Computer and office equipment	8,280	5,627
Software	8,107	2,670
Leasehold improvements	15,386	7,771
Machinery and equipment	33,692	15,291
CyberKnife shared ownership systems	4,923	5,216
Construction in progress	602	1,927

	76,307	42,130
Less: Accumulated depreciation and amortization	(31,484)	(27,446)

Property and equipment, net	$44,823	$14,684

        Depreciation and amortization expense related to property and equipment for the years ended June 30, 2011, 2010, and 2009 was $6.3 million, $7.1 million and $6.4 million, respectively. Accumulated depreciation related to the CyberKnife Systems attributable to the shared ownership program at June 30, 2011 and 2010 was $2.1 million and $1.8 million, respectively.

        During fiscal 2011, the Company implemented a new enterprise resource planning information system that cost $3.8 million. The costs were primarily related to license and consulting fees and were previously capitalized in construction in progress.

6. Investment

        On July 29, 2008, the Company and Morphormics entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. In exchange, Morphormics granted the Company a non-exclusive worldwide license to integrate several of its software products into the Company's treatment planning software. The equity investment afforded the Company a voting interest of approximately 18% in Morphormics. The Company's equity was considered to be at risk and was deemed not sufficient to finance Morphormics' current product development activities without additional subordinated financial support. In addition, the Company was deemed to be Morphormics' primary beneficiary; therefore, it would absorb a majority of expected losses. The Company consolidated Morphormics in its financial results. The consolidation of Morphormics' assets and liabilities did not have a material effect on the Company's consolidated balance sheet at June 30, 2010. The Company recorded losses in fiscal years 2010 and 2009 of $0.5 million and $0.9 million, respectively. No additional investments were made by the Company, and as of June 30, 2010, the investment amount had been substantially utilized by Morphormics.

        Effective July 1, 2010, the determination of primary beneficiary status has changed from a quantitative approach to a qualitative approach under which the Company is no longer considered the primary beneficiary of Morphormics. Accordingly, the Company has deconsolidated Morphormics'

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

6. Investment (Continued)

assets and liabilities from its consolidated balance sheet as of July 1, 2010. The deconsolidation of the Company's investment in Morphormics resulted in a net cumulative-effect adjustment to accumulated deficit of $27,000 on the Company's consolidated balance sheet.

        The Company determined that the fair value of the investment was zero as of July 1, 2010 using an income approach. The assumptions for the valuation included historical financial data, operating projections, estimated future cash flows and an adjustment for lack of liquidity.

7. Goodwill and Intangible Assets

Goodwill

        Goodwill as of June 30, 2011 and 2010 and changes in the carrying amount of goodwill for the respective periods are as follows (in thousands):

	June 30,
	2011	2010
Balance at beginning of period	$4,495	$4,495
Goodwill resulting from acquisition of TomoTherapy (Note 12)	49,979	—

Balance at end of period	$54,474	$4,495

Intangible Assets

        The Company's intangible assets associated with completed acquisitions at June 30, 2011 and 2010 are as follows: (in thousands):

		June 30, 2011			June 30, 2010
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Developed technology	6.0	$43,455	$(2,069)	$41,386	$1,810	$(1,422)	$388
Backlog	1.25	10,500	(467)	10,033	—	—	—
Distributor license	2.5	1,860	(40)	1,820	—	—	—
In-process research and development (CPAC)	Indefinite	12,800	—	12,800	—	—	—

		$68,615	$(2,576)	$66,039	$1,810	$(1,422)	$388

        During the year ended June 30, 2011, the Company recorded additions to intangible assets of $66.8 million related to the acquisition of TomoTherapy. See "Note 12, Acquisition," for additional information on the acquisition of TomoTherapy. Amortization expense related to intangible assets was $1.2 million and $0.3 million for the years ended June 30, 2011 and 2010, respectively. During the years ended June 30, 2011 and 2010, the Company did not record any impairment charges as a result of its analysis of its intangible assets.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets (Continued)

        The estimated future amortization expense of purchased intangible assets, excluding in-process research and development, as of June 30, 2011, is as follows (in thousands):

Year Ending June 30,	Amount
2012	$16,220
2013	9,306
2014	7,298
2015	6,933
2016	6,934
Thereafter	6,548

$53,239

8. Commitments and Contingencies

Operating Lease Agreements

        The Company leases office and manufacturing space under non-cancelable operating leases with various expiration dates through December 2018. Rent expense, including common area maintenance, was $4.8 million, $5.2 million and $6.0 million for the years ended June 30, 2011, 2010 and 2009, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        Future minimum lease payments under non-cancelable operating lease agreements as of June 30, 2011 are as follows (in thousands):

Year Ending June 30,	Amount
2012	$7,076
2013	6,331
2014	5,953
2015	3,758
2016	1,762
Thereafter	3,948

Total	$28,828

        The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers' agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has recorded no liability

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2011.

Royalty Agreements

        In March 2007, the Company entered into a license and royalty agreement with Deutsches Krebsforschungszentrum ("DKFZ"), a German cancer research center. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay DKFZ $12,500 for each CyberKnife System sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $50,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $0.6 million, $0.6 million and $0.5 million for the years ended June 30, 2011, 2010 and 2009, respectively. At June 30, 2011 and 2010, the Company accrued approximately $0.3 million under this agreement and the amounts are included in other accrued liabilities in the accompanying consolidated balance sheets.

        The Company, as result of the acquisition of TomoTherapy, has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF's patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations, which are $0.3 million per year, or if the Company commits any breach of the license agreement's covenants. If the Company were to lose this license, it would be unable to produce or sell the TomoTherapy Systems.

Contingencies

        From time to time, the Company may become involved in litigation relating to claims arising during the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or future cash flows of the Company.

Software License Indemnity

        Under the terms of the Company's software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2011.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

Litigation

Accuray Securities Litigation

        On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions were consolidated. The consolidated complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding its operations and seek unspecified monetary damages and other relief. On August 31, 2010, the Court granted defendants' motion to dismiss the consolidated complaint and granted plaintiffs leave to file an amended complaint. On September 27, 2010, plaintiffs filed an amended complaint. The amended complaint names the Company and certain of its current and former officers and directors as defendants and generally alleges that the defendants made false or misleading public statements regarding its operations. The amended complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the amended complaint. On April 28, 2011, the parties filed a stipulation of settlement with the court, providing for the settlement of the litigation for a payment of $13.5 million which will be covered by insurance. The court preliminarily approved the settlement on June 10, 2011. A hearing on the terms of the settlement was held on September 1, 2011. A final judgment is expected in November of this year.

Stockholder Derivative Actions

        On August 5, 2009, a shareholder derivative lawsuit was filed in Santa Clara County Superior Court against certain of the Company's current and former officers and directors. The Company is named as a nominal defendant. The complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding its business and financial performance, and seeks unspecified monetary damages and other relief. On February 25, 2010, the plaintiff dismissed the action without prejudice.

        On November 24, 2009, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of the Company's current and former officers and directors. The Company is named as a nominal defendant. Three other shareholder derivative lawsuits were filed in the same court on November 30, 2009, December 1, 2009 and March 16, 2010. These actions have been consolidated. The amended consolidated complaint generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding its business and financial performance, and that certain defendants also violated federal and California securities laws. The amended consolidated complaint seeks unspecified monetary damages and other relief. On August 31, 2010, the Court granted defendants' motion to dismiss, with leave to amend. On September 27, 2010, plaintiffs filed a notice of their intent not to file an amended complaint. On October 6, 2010, judgment was entered and the action dismissed. Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on November 8, 2010. On March 15, 2011, the parties filed a joint motion to voluntarily dismiss the appeal without prejudice and to remand the action to the district court for consideration of the settlement. On March 16, 2011, the parties filed their Stipulation of Settlement and plaintiffs filed an unopposed motion for approval of the settlement. A hearing on final approval of the settlement was held on May 5, 2011. The court approved the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

settlement for a payment of $0.8 million, which was fully covered by insurance, and entered final judgment on May 6, 2011.

        On February 14, 2011, a purported shareholder filed a complaint in Santa Clara County Superior Court naming as defendants certain of the Company's current and former officers and directors. The Company is named as a nominal defendant. The complaint generally copied the allegations of the federal derivative action and also alleged that a litigation demand concerning such allegations was wrongfully denied. On March 24, 2011, the plaintiff filed an amended complaint. On April 28, 2011, the Company and a number of individual defendants filed demurrers to the amended complaint. On June 23, 2011, the court entered a stipulation and proposed order dismissing the case with prejudice.

Litigation relating to the TomoTherapy Acquisition

        On March 11, 2011, a purported class action complaint was filed in the Circuit Court for the State of Wisconsin, Dane County, on behalf of a putative class of TomoTherapy shareholders and naming as defendants TomoTherapy and TomoTherapy's board of directors (prior to the acquisition of TomoTherapy by the Company). Thereafter, four additional complaints were filed in the same court on behalf of the same class and against the same defendants, and two such complaints also named the Company and Jaguar Acquisition, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"). On April 4, 2011, all five actions were consolidated. The complaints generally allege that, in connection with the Company's then proposed merger transaction with TomoTherapy, TomoTherapy's board breached their fiduciary duties by, among other things, failing to maximize the value of TomoTherapy to its shareholders and purportedly agreeing to certain terms in the merger agreement, which are allegedly preclusive and onerous. The complaints further allege that the Company and Merger Sub aided and abetted TomoTherapy's board of directors in their alleged breaches of fiduciary duties. The plaintiffs seek, among other things, an injunction barring consummation of the merger, rescission or recessionary damages, costs and attorneys' fees. The Company and Merger Sub were dismissed from the litigation without prejudice on April 19, 2011. The consolidated complaint against TomoTherapy and the former directors of TomoTherapy was dismissed with prejudice and without costs to either party on July 5, 2011.

Best Medical Trade Secret Litigation

        On September 3, 2009, Best Medical International, Inc. ("Best Medical") filed a lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming it induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical's confidential information and trade secrets. The Company filed a motion for summary judgment on May 20, 2011, and Best Medical filed its response on June 21, 2011 and filed a response to their response on July 8, 2011. The Company is now awaiting a ruling by the court. Best Medical is seeking monetary damages and other relief. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

Best Medical Patent Litigation

        On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming it has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

radiation therapy. On December 2, 2010, the Court granted the Company's motion to dismiss, with leave to amend. On December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringed U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. The Court issued a Scheduling Order on May 12, 2011 appointing a special master for claim construction, and setting a claim construction hearing on January 10, 2012. Best Medical moved to voluntarily dismiss one of the two remaining patent claims on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent (U.S. Patent No. 6,038,283) at issue in the case. On September 1, 2011, the Court modified its Scheduling Order, setting a claim construction hearing on January 24-25, 2012. Best Medical is seeking declaratory and injunctive relief, as well as unspecified compensatory and treble damages and other relief. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

TomoTherapy Securities Litigation

        On May 30, 2008 and June 10, 2008, two separate complaints were filed by certain shareholders of TomoTherapy in the U.S. District Court for the Western District of Wisconsin against TomoTherapy, certain of its officers and all of its independent directors during the period in question. The complaints were consolidated on October 23, 2008. The consolidated complaint generally alleges that the defendants violated the Securities Act of 1933 with respect to statements made in connection with the initial and secondary public offerings of the Company's common stock and the Securities Exchange Act of 1934 by misrepresenting the Company's projected financial outlook during the period May 9, 2007 through April 17, 2008. The complaint seeks compensatory damages in an unspecified amount. TomoTherapy moved to dismiss the consolidated complaint on December 8, 2008. On July 9, 2009, the Court dismissed all but one claim for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs filed their Second Amended Consolidated Complaint. TomoTherapy filed a motion to dismiss on September 3, 2009, and on December 15, 2009, the Court granted this second motion to dismiss in part and denied it in part. On July 28, 2010, TomoTherapy entered into a settlement agreement, which was approved by the court on March 18, 2011 after notification to purported class members. Under the settlement, the claims against TomoTherapy and its officers and directors were dismissed with prejudice and released in exchange for a cash payment of $5.0 million, which has been placed in escrow, and was funded by TomoTherapy's insurance carrier. A portion of this amount was the fee awarded to class counsel by the Court.

TomoTherapy Stockholder Derivative Actions

        On May 28, 2010 and July 9, 2010, two separate derivative lawsuits were filed in the Circuit Court of Dane County in Madison, Wisconsin by certain shareholders of TomoTherapy against TomoTherapy and certain officers and all of the persons who have served as directors of TomoTherapy since May 9, 2007. The complaints allege that all of the individual defendants breached their fiduciary duties and engaged in abuse of control, gross mismanagement and waste of corporate assets, and that certain of them were unjustly enriched. The complaints were consolidated on October 11, 2010. The allegations are substantially similar to those claims made in the TomoTherapy Securities Litigation describe above. The Complaints seek damages, equitable relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief the court deems proper. In March 2010, TomoTherapy

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

received two shareholder demand letters from attorneys representing other shareholders containing allegations substantially similar to those made in the foregoing complaints.

        On February 9, 2011, TomoTherapy entered into an agreement to settle all of the foregoing complaints and demand letters. Under the proposed settlement, the claims against TomoTherapy and its officers and directors would be dismissed with prejudice and released in exchange for implementation of a number of governance changes and the payment of $275,000 for attorneys fees, $250,000 of which would be funded by TomoTherapy's insurance carrier. On March 4, 2011, the court preliminarily approved the terms of the settlement, subject to notice to shareholders. Final approval was granted by the court in April 2011. As of June 30, 2011, TomoTherapy estimated that it would not incur any material costs in connection with these claims or the defense thereof, given that TomoTherapy has already paid the applicable $0.5 million insurance deductible in connection with the TomoTherapy Securities Litigation described above.

TomoTherapy Former Distributor in Japan

        On July 17, 2009, Hi-Art Co., Ltd. (Hi-Art), TomoTherapy's former distributor in Japan, filed a complaint against TomoTherapy in the Tokyo District Court seeking compensation it claims is owed by TomoTherapy. The Company and Hi-Art entered into a settlement agreement pursuant to which the Company has agreed to pay 190,000,000 yen (or approximately $2.3 million) and Hi-Art has dropped all claims against TomoTherapy and the Company. This amount is included in accrued liabilities as of June 30, 2011. On July 26, 2011, the Court approved the settlement and issued a decree dismissing the case.

Rotary Systems

        On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets. Rotary Systems alleges TomoTherapy possessed Rotary Systems' trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). TomoTherapy moved to dismiss the case in June 2011. Rotary Systems has made unspecified claim for damages of greater than $50,000. At this time, we do not have enough information to estimate what, if any, financial impact this claim will have.

        From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. Currently, except for the settlement with Hi-Art previously discussed, management believes the Company does not have any probable and estimable loss related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity

        In August 2007, the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the Company to repurchase shares of its common stock. Under the plan, the Company had the ability to acquire up to $25.0 million of common shares in the open market over a period of one year. No shares were repurchased during the years ended June 30, 2011 and 2010. As of June 30, 2011, the Company had repurchased 2,140,018 shares of its common stock for $24.0 million. Such shares were not retired nor returned to the status of authorized, unissued shares. Accordingly, such shares remain issued and classified as treasury stock as of June 30, 2011. The Company accounts for its treasury stock under the par value method. At June 30, 2011, the par value of the Company's treasury stock was immaterial. The stock repurchase plan expired in August 2008 and was not renewed by the Board of Directors.

Stock Options, Restricted Stock Units and Restricted Stock Awards

        At June 30, 2011, the Company had seven share-based compensation plans. Options may be granted to employees, directors and non-employee consultants to purchase shares of the Company's common stock. Additionally, the Company grants RSUs to employees that entitle the holder to receive shares of common stock as the awards vest.

        Under the 2007 Plan, the Company may issue up to 9,000,000 shares, of which 3,600,095 were available for future issuances as of June 30, 2011. As of June 30, 2011, the 1993 Plan and the 1998 Plan continued to remain in effect along with the 2007 Plan; however, options can no longer be granted from the 1993 and 1998 Plans, and all options which expire or are forfeited will be retired from the pool.

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

        Generally, the Company's outstanding options and RSUs vest at a rate of 25% per year. However, certain RSUs granted vest 10% upon the first anniversary year of the grant date, 20% upon the second anniversary year of the grant date, 30% upon the third anniversary year of the grant date and 40% upon the fourth anniversary year of the grant date. Continued vesting typically terminates when the employment or consulting relationship ends. The maximum term of the options granted to persons who own at least 10% of the voting rights of all outstanding stock on the date of grant is five years. The maximum term of all other options is ten years. The Company's current practice with options is to issue new shares to satisfy share option exercises.

        In connection with the Company's acquisition of TomoTherapy, the Company assumed 1,539,255 outstanding stock options and 429,591 RSAs under TomoTherapy's stock plans. The remaining vesting term range, remaining contractual term range and exercise price range for the assumed stock options is 0 to 1.7 years, 0.4 to 4.4 years and $0.48 to $44.24, respectively, on an as converted basis. The remaining vesting term range for the RSAs is 0.1 to 3.1 years.

        As of June 30, 2011, there was approximately $3.0 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.3 years. As of June 30, 2011, there was approximately $6.8 million, net of estimated forfeitures, of unrecognized

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years. As of June 30, 2011, there was approximately $2.1 million of unrecognized compensation cost related to RSAs, which is expected to be recognized over a weighted-average period of 1.8 years.

        The Company uses the Black-Scholes option pricing model for determining the fair value of option grants. During the years ended June 30, 2011, 2010 and 2009, the following weighted average assumptions were used:

	Years Ended June 30,
	2011	2010	2009
Risk-free interest rate	1.88% - 2.44%	2.11% - 3.04%	1.66% - 3.59%
Dividend yield	—	—	—
Expected life	6.25	6.25	6.25
Expected volatility	52.8% - 54.9%	56.6% - 64.7%	61.2% - 68.5%

        The following table summarizes the share-based compensation charges included in the Company's consolidated statements of operations (in thousands):

	Years Ended June 30,
	2011	2010	2009
Cost of revenue	$1,312	$1,721	$2,285
Selling and marketing	695	1,433	3,441
Research and development	2,922	2,850	3,190
General and administrative	8,436	4,642	6,545

	$13,365	$10,646	$15,461

        During the years ended June 30, 2011 and 2009, the Company recognized $4.4 million and $0.9 million, respectively, of share-based compensation expense related to accelerated vesting of stock options, RSUs and RSAs in conjunction with employee separation costs. No such expenses were recognized during the year ended June 30, 2010. At June 30, 2011 and 2010, $0.3 million and $0.2 million, respectively, of capitalized share-based compensation costs were included as components of inventory and deferred cost of revenue.

        The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the fair value of the Company's common stock on June 30, 2011 of $8.01 and the exercise price of the options) that would have been received by option holders if all options exercisable had been exercised on June 30, 2011. The total intrinsic value of options exercised in the years ended June 30, 2011, 2010, and 2009 was approximately $6.1 million, $6.6 million and $4.4 million, respectively. The total fair value of shares vested during the years ended June 30, 2011, 2010 and 2009 was $3.4 million, $1.1 million and $1.1 million, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        Option activity during the year ended June 30, 2011 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balance at June 30, 2010	7,808,591	$6.03	5.94	$16,651,240
Options granted	914,770	$7.30
Options exercised	(1,396,685)	$2.58
Options assumed	1,539,255	$10.41
Options forfeited	(529,211)	$8.60

Balance at June 30, 2011	8,336,720	$7.39	5.13	$19,131,104

Vested or Expected to vest at June 30, 2011	8,326,649	$7.40	5.13	$19,118,440

Exercisable at June 30, 2011	6,426,627	$7.50	4.16	$16,537,781

        During the years ended June 30, 2011, 2010 and 2009, the Company recognized $4.7 million, $6.6 million, and $10.3 million, respectively, of share-based compensation expense for stock options granted to employees. The weighted average fair value of options granted was $3.91, $3.45 and $4.01 per share for the years ended June 30, 2011, 2010, and 2009, respectively.

        Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits for the years ended June 30, 2011, 2010, and 2009 were $0, $0.4 million and $0, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        Combined activity under the 1993 Plan, 1998 Plan and 2007 Plan (the "Plans") was as follows:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at June 30, 2008	2,226,181	9,212,831	$5.70	724,034	$23.43
Additional shares reserved	1,500,000	—	$—	—	$—
Expirations	(415,686)	—	$—	—	$—
Grants	(1,759,969)	1,584,404	$6.55	175,565	$6.49
Forfeitures	1,095,231	(891,799)	$11.94	(203,432)	$22.36
Exercises or releases	—	(1,450,120)	$2.83	(176,558)	$5.98

Balance at June 30, 2009	2,645,757	8,455,316	$5.70	519,609	$18.15
Additional shares reserved	1,500,000	—
Expirations	(325,120)	—
Grants	(1,686,498)	1,498,740	$6.09	187,758	$6.12
Forfeitures	904,502	(831,716)	$9.86	(72,786)	$18.92
Exercises or releases	—	(1,313,749)	$1.55	(170,395)	$6.32

Balance at June 30, 2010	3,038,641	7,808,591	$6.03	464,186	$12.52
Additional shares reserved	1,500,000	—		—
Expirations	(151,042)	—		—
Grants	(1,389,949)	914,770	$7.30	475,179	$6.77
Options assumed	—	1,539,255	$10.41	—	$—
Forfeitures	602,445	(529,211)	$8.60	(79,180)	$9.85
Exercises or releases	—	(1,396,685)	$2.58	(201,992)	$7.57

Balance at June 30, 2011	3,600,095	8,336,720	$7.39	658,193	$6.97

        Under the 2007 Plan, the Company issued RSUs and recognized $2.9 million, $3.0 million and $4.1 million of share-based compensation expense, net of estimated forfeitures, for RSUs during the years ended June 30, 2011, 2010 and 2009, at a weighted average grant date fair value of $6.77, $6.12 and $6.49 per share, respectively.

        The activity under the RSA Plan was as follows:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value
Balance at June 30, 2010	—	$—
RSAs assumed	429,591	$7.39
Forfeitures	—	$—
Releases	(239,069)	$7.39

Balance at June 30, 2011	190,522	$7.39

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        The Company recognized $5.0 million of share-based compensation expense (which included $3.6 million of cash-based compensation) from the acquisition date through June 30, 2011 for RSAs assumed in connection with the acquisition of TomoTherapy.

Employee Stock Purchase Plan

        Under the Company's 2007 Employee Stock Purchase Plan ("ESPP"), qualified employees are permitted to purchase the Company's common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the fair market value on the specified purchase date. The ESPP is deemed compensatory and compensation costs are accounted for under ASC 718, Stock Compensation. The maximum number of shares authorized for sale under the ESPP is 2,698,002.

        Employees' payroll deductions may not exceed 10% of their salaries. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

        The estimated fair value of ESPP shares was determined at the date of grant using the Black-Scholes option pricing model. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of six months was based upon the offering period of the ESPP. The risk-free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period. For the years ended June 30, 2011, 2010 and 2009, the Company recognized $0.8 million, $0.8 million and $1.0 million, respectively, of compensation expense related to its ESPP, respectively. The weighted average assumptions were as follows:

	Years Ended June 30,
	2011	2010	2009
Risk-free interest rate	0.11% - 0.23%	0.15% - 0.29%	0.29% - 1.99%
Dividend yield	—	—	—
Expected life	0.50	0.50	0.50
Expected volatility	33.6% - 56.7%	56.7% - 78.3%	66.4% - 85.4%

        As of June 30, 2011, there was approximately $0.4 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted average period of 0.4 years. The weighted average fair value of ESPP shares was $2.03 and $2.21 per share for the years ended June 30, 2011 and 2010, respectively.

        Pursuant to the terms of the Merger Agreement, the TomoTherapy ESPP was terminated upon closing of the transaction with the Company on June 10, 2011. TomoTherapy made its last purchase on June 9, 2011 under the TomoTherapy ESPP and any remaining funds were refunded to the participants.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

        Income (loss) before provision for income taxes on the accompanying statements of operations included the following components (in thousands):

	Years Ended June 30,
	2011	2010	2009
Domestic	$(28,192)	$1,169	$615
Foreign	2,626	1,668	49

Subtotal	(25,566)	2,837	664
Minority interest (CPAC)	(429)	—	—

Total worldwide	$(25,995)	$2,837	$664

        The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2011	2010	2009
Current:
Federal	$—	$(876)	$(164)
State	114	265	41
Foreign	939	724	345

Total current	1,053	113	222
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	63	(117)	(167)

Total deferred	63	(117)	(167)

Total provision for (benefit from) income taxes	$1,116	$(4)	$55

        A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Years Ended June 30,
	2011	2010	2009
U.S. federal taxes (benefit):
At federal statutory rate	$(8,961)	$993	$217
State tax, net of federal benefit	114	265	41
Stock-based compensation expense	33	389	682
Change in valuation allowance	8,883	(32)	45
Credits	(1,373)	(877)	(1,207)
Federal alternative minimum tax	—	(873)	(164)
Meals and entertainment	214	178	224
Acquisition costs	2,451	—	—
Other	(251)	(71)	39
Foreign	6	24	178

Total	$1,116	$(4)	$55

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at June 30, 2011 and 2010 were as follows (in thousands):

	June 30,
	2011	2010
Deferred tax assets:
Federal and state net operating losses	$46,110	$10,127
Accrued vacation	2,184	1,019
Accrued bonus	2,315	—
Deferred revenue	13,981	2,904
Deferred rent	1,355	362
Credits	12,500	6,692
Capitalized research and development	16	48
Stock-based compensation expense	15,007	9,008
Reserves not currently deductible for tax purposes	9,678	6,104
Fixed assets/intangibles	—	389
Unicap	1,818	773
Other	1,626	513

Total deferred tax assets	106,590	37,939
Deferred tax liabilities:
Fixed assets/intangibles	(21,629)	—
Unrealized gain on investment/foreign currency differences	(3,034)	(15)

Total deferred tax liabilities	(24,663)	(15)
Valuation allowance	(81,800)	(37,734)

Net deferred tax assets	$127	$190

        The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of June 30, 2011 was $3.0 million.

        As of June 30, 2011, the Company had approximately $116.1 million and $45.9 million in federal and state net operating loss carryforwards, respectively. Included in the federal and state net operating loss carryforwards is $72.0 million of federal net operating loss carryforwards and $18.0 million of state net operating loss carryforwards from the acquisition of TomoTherapy. The federal and state carryforwards expire in varying amounts beginning in 2019 for federal and 2015 for state purposes. Such net operating loss carryforwards included excess tax benefits from employee stock option exercises which, in accordance with ASC 718-10, had not been recorded in the Company's deferred tax assets. The Company will record approximately $7.3 million as a credit to additional paid-in capital as and when such excess benefits are ultimately realized.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        In addition, as of June 30, 2011, the Company had federal and state research and development tax credits of approximately $7.6 million and $7.5 million, respectively. The federal research credits will begin to expire in 2025 and the California research credits have no expiration date.

        Utilization of the Company's net operating loss and credit carryforwards is subject to annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. However, none of the Company's federal and state carryforwards are expected to expire as a result of the ownership change limitation.

        Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against its domestic and certain foreign net deferred tax assets due to the uncertainty surrounding the realization of such assets.

        The aggregate changes in the balance of gross unrecognized tax benefits were as follows at June 30, 2011, 2010, and 2009 (in thousands):

	Years Ended June 30,
	2011	2010	2009
Balance at beginning of year	$3,669	$3,364	$1,380
Tax positions related to current year:
Additions	10,468	347	551
Tax positions related to prior years:
Additions	58	6	1,496
Reductions	(37)	(48)	(63)

Balance at end of year	$14,158	$3,669	$3,364

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company does not believe there will be any material changes in the unrecognized tax benefits within the next 12 months. The Company has unrecognized tax positions of $11.2 million reserved for foreign tax issues which if recognized would impact the tax provision in future years.

        The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Such interest and penalties were immaterial for the years ended June 30, 2011, 2010 and 2009.

        The Company files income tax returns in the United States, various states and foreign jurisdictions. Due to attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 1999 and forward. The statute of limitations for Accuray France and Accuray Japan remain open from 2007 and 2010, respectively. For legacy TomoTherapy foreign entities, the statute of limitations in most foreign jurisdictions remain open from 2007.

        Currently, the Company is not under audit in any of its tax jurisdictions, both domestic and foreign.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Other Income, Net

        For the years ended June 30, 2011, 2010 and 2009, other income, net consisted of the following (in thousands):

	Years Ended June 30,
	2011	2010	2009
Interest income	$543	$1,813	$3,866
Foreign currrency transaction gain	2,193	—	169
Realized gain on investments	27	318	—
Other	69	270	95

Total interest and other income	2,832	2,401	4,130

Interest expense	(23)	(32)	(10)
Foreign currrency transaction loss	—	(1,920)	—
Loss on asset disposition	(254)	(195)	(342)
Realized loss on investments	—	—	(288)
State sales and local taxes	(267)	(226)	(231)
Fines and penalties	—	(27)	(177)

Total interest and other expense	(544)	(2,400)	(1,048)

Total other income, net	$2,288	$1	$3,082

12. Acquisition

        On June 10, 2011, the Company completed the acquisition of TomoTherapy by acquiring all of TomoTherapy's common stock in exchange for cash and shares of Accuray common stock. TomoTherapy is a creator of advanced radiation therapy solutions for cancer care. The objective of the acquisition is to create a company that can provide patients with radiation treatments tailored to their specific needs, from high-precision radiosurgery to image-guided, intensity-modulated radiation therapy. The Company has included the financial results of TomoTherapy in its consolidated financial statements from the date of acquisition. TomoTherapy's revenues from the acquisition date through June 30, 2011 were $11.1 million.

        The total purchase price for TomoTherapy was approximately $248.0 million and was comprised of the following (in thousands):

Cash	$174,178
Common stock issued (9,112,511 shares)	67,341
Stock options assumed (1,539,255 shares)	2,234
RSAs assumed (429,591 shares)	4,270

$248,023

        The fair value of the Common Stock issued was based on the per share price of Accuray's Common Stock on the date of acquisition.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Acquisition (Continued)

        The fair value of the stock options assumed was determined using the Black-Scholes option pricing model utilizing the following assumptions:

Risk Free Rate	0.10% - 1.36%
Dividend Yield	0%
Expected Life (in years)	0.44 - 4.44
Volatility	34% - 56%

        The fair value of the stock options assumed was attributed to purchase price and post-transaction compensation expense based on the ratio of the past service period to the total service period for each award.

        The value of the RSA's assumed was based on a combination of the per share price of Accuray's common stock on the date of acquisition and $3.15 for each pre-adjusted RSA. The fair value of the RSAs assumed was attributed to purchase price and post-transaction compensation expense based on the ratio of the past service period to the total service period for each award.

        The preliminary allocation of the purchase price to TomoTherapy's tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition as determined by the Company's management. The purchase price allocation has not been finalized since the Company has not had sufficient time to complete its analyses relating to certain accrued liabilities. Any adjustment that may result from the finalization of the above analyses may be included in the final allocation of the purchase price of TomoTherapy, if the adjustment is determined within the purchase price allocation period (up to twelve months from the closing date and deemed to have existed on the acquisition date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. As of June 30, 2011, the purchase price has been allocated as follows (in thousands):

Cash	$105,932
Accounts receivable	31,563
Inventories	72,383
Other assets	10,666
Property and equipment	28,878
Goodwill	49,979
Identified intangible assets	66,805
Accounts payable	(14,974)
Customer advances	(13,045)
Deferred revenue	(39,856)
Other liabilities	(39,327)
Noncontrolling interest	(10,981)

Total purchase price	$248,023

        The Company has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach, which included an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. The goodwill of $50.0 million represents the value that is expected from combining TomoTherapy with Accuray to

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Acquisition (Continued)

provide customers with a broader range of product offerings and generate greater opportunity for service revenue and for replacement business over time to customers who have purchased these best-in-class technologies. No amount of goodwill is expected to be deductible for tax purposes.

        In conjunction with the acquisition, the Company recorded an expense of $10.5 million for severance payments to certain TomoTherapy employees, most of which was paid as of June 30, 2011. These charges were recorded in operating expenses in the consolidated statements of operations for the year ended June 30, 2011. The Company incurred $18.5 million in acquisition-related costs for TomoTherapy during fiscal year 2011, including the severance liability above, and additional acquisition-related costs, such as bankers' fees, legal and accounting fees and integration costs.

        The identifiable intangible assets assumed in the acquisition of TomoTherapy were recognized as follows based upon their fair values as of June 10, 2011 (in thousands):

	Fair Value	Useful Life
		(in years)
Developed technology	$41,645	6
Backlog	10,500	1.25
Distributor license	1,860	2.5

Total intangible assets subject to amortization	54,005
In-process research and development (CPAC)	12,800	Indefinite

Total intangible assets	$66,805

        Acquired developed technology represents the fair value of TomoTherapy's products that have reached technological feasibility and are part of the existing product line. Backlog represents existing production or sales orders not yet fulfilled as of June 10, 2011. In-process research and development represents TomoTherapy's research and development projects that had not reached technological feasibility and had no alternative future use when acquired.

        The unaudited pro forma results presented below include the effects of pro forma adjustments as if TomoTherapy was acquired on July 1, 2009. The nonrecurring pro forma adjustments are primarily the result of fair value adjustments to intangible assets, inventory, fixed assets and deferred revenue. The pro forma financial results do not include any anticipated synergies or other expected benefits of the acquisition. The table below is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisition been completed as of July 1, 2009 (in thousands, except per share amounts).

	Years Ended June 30,
	2011	2010
	(unaudited)
Net revenue	$407,963	$409,313
Net loss attributable to stockholders	$(74,522)	$(50,037)
Diluted earnings per share	$(1.08)	$(0.75)

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Investment in CPAC

        During April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC's investors include TomoTherapy, private investors and potential customers.

        TomoTherapy contributed intellectual property with a fair market value of approximately $1.9 million as its investment in CPAC. CPAC raised additional capital of $6.6 million and $6.9 million during 2010 and 2009, respectively. As of June 30, 2011, the Company's ownership interest in CPAC was 5.5%. Although TomoTherapy's ownership in CPAC is less than 50%, it has consolidated CPAC, as TomoTherapy is the primary beneficiary of CPAC due to its overall control of CPAC's activities and TomoTherapy's option to purchase a portion of the CPAC stock held by CPAC investors in CPAC. CPAC's outside stockholders' interests are shown in the Company's consolidated financial statements as "Noncontrolling interests."

        In December, 2010, TomoTherapy and certain other CPAC investors purchased convertible promissory notes from CPAC. Under the terms of the notes, TomoTherapy received 1,386,983 of CPAC's warrants. Total consideration for the notes TomoTherapy purchased was $0.8 million. Outside investors purchased $0.8 million of the convertible promissory notes and received 1,386,981 of CPAC's warrants. The convertible promissory notes to outside investors are included in "Other accrued liabilities" in the consolidated balance sheets. The notes bear interest at 12% and are convertible into CPAC's common stock at a per share conversion price as defined in the notes. The CPAC warrants are exercisable through November 2020 at an exercise price of $0.57 per CPAC common share. At June 30, 2011, no notes had been converted and no warrants had been exercised.

        On March 9, 2011, TomoTherapy entered into a revolving promissory note with CPAC. On May 10, 2011, the revolving promissory note was amended and $1.2 million was outstanding as of June 30, 2011. The remaining available amount of the revolving promissory note is $0.7 million. The revolving promissory note bears interest at 12% per annum compounded quarterly. The revolving promissory note expires and all amounts become due on the earlier of December 31, 2011, a transaction involving a change of control, or an event of default.

        TomoTherapy also has a contractual agreement to provide certain accounting and back office support and management services to CPAC. TomoTherapy may provide additional financial support to CPAC in the future. Settlements of CPAC's obligations are restricted to the assets of CPAC. The creditors and beneficial interest holders of CPAC have no contractual recourse to TomoTherapy or the Company.

14. Related Party Transactions

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

        The Company recognized related party revenue of $1.6 million during the year ended June 30, 2009 related to products and services provided to Stanford. The Company recorded $0.2 million of expense during the year ended June 30, 2009 related to research grants with Stanford to support customer studies related to the Company's CyberKnife Systems.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

14. Related Party Transactions (Continued)

        In April 2008, the Company entered into a consulting agreement with Dr. Adler, whereby Dr. Adler was entitled to receive a maximum compensation of $167,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2008.

        In April 2009, the Company entered into a consulting agreement with Dr. Adler that terminated the prior consulting agreement discussed above. Under the new consulting agreement, Dr. Adler was entitled to receive maximum compensation of $168,100 per year, payable in quarterly installments at the beginning of each quarter beginning on April 1, 2009. This agreement had a term of one year however; Dr. Adler terminated this agreement effective March 20, 2010. The Company recognized consulting expense for Dr. Adler in the amount of $167,000 for the year ended June 30, 2009.

15. Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $0.7 million, $0.7 million and $0.9 million to the 401(k) Plan during the years ended June 30, 2011, 2010 and 2009, respectively.

16. Quarterly Financial Data (unaudited)

	Quarters ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
	(in thousands, except per share data)
Net revenue	$38,068	$54,246	$54,747	$75,223
Gross profit	$18,237	$29,466	$27,313	$32,226
Net income (loss)	$(4,640)	$4,098	$(1,160)	$(25,409)
Basic net income (loss) per share	$(0.08)	$0.07	$(0.02)	$(0.41)
Diluted net income (loss) per share	$(0.08)	$0.07	$(0.02)	$(0.41)
Shares used in basic per share calculation	58,667	59,282	59,960	62,451
Shares used in diluted per share calculation	58,667	61,376	59,960	62,451

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Financial Data (unaudited) (Continued)

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

17. Subsequent Events

        On August 1, 2011, the Company issued $100 million aggregate principal amount of 3.75% Convertible Senior Notes due 2016, (the "Notes") to certain qualified institutional buyers (collectively, the "QIBs"). The Notes were offered and sold to the QIBs (the "Offering") pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company received net proceeds of approximately $96.3 million from the Offering, after deducting the initial purchaser's discount and commission and the estimated expenses of the Offering payable by the Company. The Notes will bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted. On or after August 1, 2014 and prior to the maturity date, the Company may redeem for cash all or a portion of the notes if the closing sale price of our common stock exceeds 130% of the conversion price of approximately $9.47 per share of common stock of such notes for at least 20 trading days during any consecutive 30 trading-day period (including the last trading day of such period).

        On September 13, 2011, Accuray and certain other CPAC investors entered into a bridge loan with convertible promissory notes from CPAC. Accuray's portion was $175,000 and the other investors cumulative portion was an additional $175,000. The notes bear interest at 12% per annum and are due on December 31, 2011. In connection with the loan, the Company, as well as the other investors, received rights to warrants on terms similar to the previous convertible promissory notes.

        On September 15, 2011, Radiation Stabilization Solutions, LLC filed a patent infringement complaint in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint, which has not yet been served on the Company, alleges the Company's sale of our TomoHD product induces infringement of or contributorily infringes U.S. Patent No. 6,118,848, or the '848 Patent, and seeks unspecified monetary damages for the alleged infringement. The complaint also names Varian Medical Systems, Inc., BrainLab AG, BrainLab, Inc., Elekta AB and Elekta, Inc. as defendants, alleging that certain of their products also infringe the '848 patent. The Company is in the process of evaluating the allegations.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Annual Report on Form 10-K, in light of the material weakness in Internal Control over Financial Reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Notwithstanding the material weakness described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America.

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

        Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2011, based upon the framework in "Internal Control—Integrated Framework". Management's assessment identified a material weakness in accounting for significant, non-routine transactions. Specifically, we did not have sufficient numbers of highly skilled accountants to provide for a timely analysis, documentation and review of the acquisition of TomoTherapy which closed on June 10, 2011. This material weakness prevented us from timely reporting financial information for the year ended June 30, 2011.

        As allowed pursuant to guidance from the Securities and Exchange Commission (which states that management may omit an assessment of an acquired business' internal control over financial reporting from its assessment of internal control over financial reporting for a period not to exceed one year) we have excluded from our evaluation the internal control over the financial reporting of our wholly owned subsidiary TomoTherapy, which we acquired on June 10, 2011. From the acquisition date through June 30, 2011, net revenues of TomoTherapy represented five percent of our consolidated net revenues. As of June 30, 2011, total assets and net tangible assets of TomoTherapy represented 65% of consolidated total assets and 39% of consolidated net tangible assets, respectively.

        Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2011.

  Management's Remediation Plan

        We plan to remediate our material weakness in accounting for significant, non-routine transactions by hiring additional highly skilled accountants.

  Changes in Internal Control over Financial Reporting

        Except as described above, during the fiscal quarter ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Accuray Incorporated

        We have audited Accuray Incorporated (a Delaware Corporation) and subsidiaries' (the "Company") internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company's internal control over financial reporting does not include internal control over financial reporting of TomoTherapy Incorporated, a wholly owned subsidiary, whose financial statements reflect total assets and net revenues constituting 65% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2011. As indicated in Management's Report, TomoTherapy Incorporated was acquired on June 10, 2011 and therefore, management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of TomoTherapy Incorporated.

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

        A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company identified a material weakness in accounting for significant, non-routine transactions.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Accuray Incorporated and subsidiaries have not maintained effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Accuray Incorporated and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated September 19, 2011, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Francisco, California
September 19, 2011

Item 9B.    OTHER INFORMATION

        On April 14, 2011, we entered into an Amendment to Lease, or Lease Amendment, with OAW Orleans 1310, LLC, the successor company to The Realty Associates Fund III, L.P., from whom we lease a manufacturing building, which is approximately 50,000 square feet, in Sunnyvale, California. The effective date of the Lease Amendment is April 12, 2011. Pursuant to the Lease Amendment, we exercised an option to extend the term of the lease, which had been set to expire on December 31, 2011, to December 31, 2015, and extended the lease by an additional three year extension term beyond the option period, such that it expires on December 31, 2018. The Lease Amendment sets forth the monthly rent during the option period and additional extension term, which ranges from $60,750 in calendar year 2012 to $72,539 in calendar year 2018. It also reflects a reduction in rent for the remainder of calendar year 2011, such that for February and March 2011, monthly rent was equal to $45,000, and for the remainder of calendar year 2011, monthly rent is free.

        The Lease Amendment also provides that the Company may request a further extension of the lease term for a five year term beginning January 1, 2019 and expiring December 31, 2023, provided that the Company gives written notice of the exercise of such option at least 270 days, but not more than 360 days, prior to the date that the option period would commence. The monthly base rent payable during the option term will be the market rate on the date the option term commences, as determined in accordance with the Lease Amendment, in the landlord's good faith judgment.

        In addition, the Lease Amendment provides that the landlord is willing to approve the installation of additional radiation cells, on the terms and conditions set forth in the Lease Amendment.

        The foregoing descriptions are summaries and are therefore qualified in their entirety by reference to the complete text of the Lease Amendment, attached hereto as Exhibit 10.54.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

        The information in our 2011 Proxy Statement regarding Directors and Executive officers appearing under the headings "Proposal One—Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        In addition, the information in our 2011 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

        The information in our 2011 Proxy Statement appearing under the headings "Executive Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Non-Employee Directors" and "Compensation Committee Interlocks and Insider Information" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2011 Proxy Statement appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

  Equity Compensation Plan Information

        The following table sets forth as of June 30, 2011 certain information regarding our equity compensation plans. All of our equity compensation plans have been approved by our security holders.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants, and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflectede in Column A)
Equity compensation plans approved by security holders	9,185,435	$7.39	3,600,095
Equity compensation plans not approved by security holders	—	—	—

Total	9,185,435	$7.39	3,600,095

(1)
Includes securities to be issued upon vesting of 658,193 restricted stock units at a weighted average grant date fair value of $6.97 and 190,522 restricted stock awards at a weighted average grant date fair value of $7.39.

(2)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units and restricted stock awards, which have no exercise price.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2011 Proxy Statement appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2011 Proxy Statement appearing under the headings "Proposal Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   We have the filed the following documents as part of this report:

          1.     Consolidated Financial Statements (as set forth in Item 8)

          2.     Financial Statement Schedule

 SCHEDULE II
Valuation and Qualifying Accounts

	Beginning Balance	Additions (Deductions)	Write-offs	Ending Balance
Accounts receivable
Year ended June 30, 2009	$27	$496	$(39)	$484
Year ended June 30, 2010	$484	$(358)	$(11)	$115
Year ended June 30, 2011	$115	$239	$(30)	$324

	Beginning Balance	Increase Due to Acquisition	Additions	Deductions	Ending Balance
Accrued warranty
Year ended June 30, 2011	$—	$7,600	$—	$(805)	$6,795

        All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

          3.     Exhibits

        The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
2.1	Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.	ARAY	S-1/A	333-138622	2.1	02/07/2007

2.2	Agreement and Plan of Merger, dated March 6, 2011, among Registrant, Jaguar Acquisition, Inc. and TomoTherapy Incorporated.	ARAY	8-K	001-33301	2.1	3/07/2011

3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	10-Q	001-33301	3.1	11/08/2010

3.2	Amended and Restated Bylaws of Registrant.	ARAY	8-K	001-33301	3.1	8/29/2011

4.2	Investors' Rights Agreement dated October 30, 2006 by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock.	ARAY	S-1	333-138622	4.2	11/13/2006

4.3	Form of Common Stock Certificate.	ARAY	S-1/A	333-138622	4.3	02/05/2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.1		Industrial Complex Lease dated July 14, 2003 by and between Registrant and MP Caribbean, Inc., as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S-1	333-138622	10.1	11/13/2006

10.1	(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10-K	001-33301	10.1(a)	09/04/2007

10.2		Fourth Amendment to Industrial Complex Lease, dated September 18, 2007, by and between the Registrant and BRCP Caribbean Portfolio, LLC.	ARAY	10-Q	001-33301	10.3	02/04/2010

10.3		Fifth Amendment to Industrial Complex Lease, dated April 1, 2008, by and between the Registrant and BRCP Caribbean Portfolio, LLC.	ARAY	10-Q	001-33301	10.4	02/04/2010

10.4		Sixth Amendment to Industrial Complex Lease, dated December 18, 2009, by and between the Registrant and I & G Caribbean, Inc.	ARAY	10-Q	001-33301	10.5	02/04/2010

10.5		Standard Industrial Lease effective as of June 30, 2005 by and between Registrant and The Realty Associates Fund III, L.P.	ARAY	S-1	333-138622	10.2	11/13/2006

10.6	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.3	11/13/2006

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.7	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.4	11/13/2006

10.8	*	Accuray Incorporated 2007 Incentive Award Plan and forms of agreements relating thereto.						X

10.9	*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.	ARAY	S-1/A	333-138622	10.6	01/16/07

10.10	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10-Q	001-33301	10.7	05/10/11

10.11	*	Amended and Restated Employment Terms Letter dated February 2, 2011 by and between Registrant and Euan S. Thomson, Ph.D.	ARAY	10-Q	001-33301	10.1	05/10/11

10.12	*	Amended and Restated Employment Terms Letter dated February 2, 2011 by and between Registrant and Chris A. Raanes.	ARAY	10-Q	001-33301	10.2	05/10/11

10.13	*	Amended and Restated Employment Terms Letter dated October 22, 2008 by and between Registrant and Eric Lindquist.	ARAY	10-Q	001-33301	10.3	02/05/2009

10.14	*	Employment Terms Letter dated January 7, 2011 by and between Registrant and Eric Pauwels.	ARAY	10-Q	001-33301	10.6	05/10/11

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.15		Assignment & Assumption of License and Consent by Supplier effective as of January 10, 2005 by and among Registrant, American Science and Engineering, Inc., Yuri Batygin, and Anatoliy Zapreier.	ARAY	S-1	333-138622	10.17	11/13/2006

10.16	†	Nonexclusive End-User Software License Agreement dated September 9, 2005 by and between Registrant and The Regents of the University of California.	ARAY	S-1	333-138622	10.18	11/13/2006

10.17	†	License Agreement effective as of July 9, 1997 by and between Registrant and The Board of Trustees of the Leland Stanford Junior University.	ARAY	S-1	333-138622	10.19	11/13/2006

10.18	†	Non-Exclusive System Partner Agreement effective as of September 23, 2005 by and between Registrant and KUKA Robotics Corporation.	ARAY	S-1/A	333-138622	10.21	1/16/2007

10.19		Asset Purchase Agreement effective as of December 12, 2004 by and between the Registrant and American Science and Engineering, Inc.	ARAY	S-1/A	333-138622	10.45	12/22/2006

10.20	†	Exclusive Manufacturing Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.	ARAY	S-1/A	333-138622	10.46	01/16/2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.21	†	Patent and Trademark License Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.	ARAY	S-1/A	333-138622	10.49	01/23/2007

10.22	†	License and Development Agreement dated April 27, 2007 by and between the Registrant and CyberHeart, Inc.	ARAY	10-K	001-33301	10.51	08/31/2007

10.23	†	License Agreement dated December 10, 2010 by and between the Registrant and CyberHeart, Inc.	ARAY	10-Q	001-33301	10.3	01/27/2011

10.24	†	Patent License Agreement dated December 10, 2010 by and between the Registrant and CyberHeart, Inc.	ARAY	10-Q	001-33301	10.4	01/27/2011

10.25	*	Amended and Restated Employment Terms Letter effective as of February 2, 2011 by and between Registrant and Theresa Dadone.	ARAY	10-Q	001-33301	10.5	05/10/11

10.26	*	Amended and Restated Employment Terms Letter dated February 2, 2011 by and between Registrant and Derek Bertocci.	ARAY	10-Q	001-33301	10.2	05/10/11

10.27	*	General Release aned Separation Agreement, dated October 1, 2010, by and between Registrant and Eric Lindquist.	ARAY	10-Q	001-33301	10.1	1/27/2011

10.28	*	Amended and Restated Employment Letter Agreement dated February 2, 2011 by and between Registrant and Darren J. Milliken.	ARAY	10-Q	001-33301	10.4	05/10/11

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.29	†	Strategic Alliance Agreement, dated June 8, 2010, by and between the Registrant and Siemens Aktiengesellschaft.	ARAY	10-K	001-33301	10.30	09/01/2010

10.30	†	Multiple Linac and Multi-Modality Distributor Agreement dated June 8, 2010, by and between the Registrant and Siemens Aktiengesellschaft.	ARAY	10-K	001-33301	10.31	09/01/2010

10.31	*	Accuray Incorporated Performance Bonus Plan.	ARAY					X

10.32		Lease Agreement, dated January 26, 2005, by and between TomoTherapy Incorporated and Old Sauk Trails Park Limited Partnership	TOMO	S-1	333-140600	10.13	2/12/2007

10.33		Lease Agreement, dated October 28, 2005, between TomoTherapy Incorporated and Adelphia, LLC	TOMO	S-1	333-140600	10.14	2/12/2007

10.34		TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.1	06/17/2011

10.35		TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.2	06/17/2011

10.36		TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.3	06/17/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.37	Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Accleration Corporation and its investors	TOMO	8-K	001-33452	10.1	4/28/08

10.38	Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors	TOMO	8-K	001-33452	10.2	4/28/08

10.39	Investors' Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors	TOMO	8-K	001-33452	10.3	4/28/08

10.40	Limited Exclusive Sublicense Agreement, dated April 25, 2008, between TomoTherapy Incorporated and Compact Particle Acceleration Corporation	TOMO	8-K	001-33452	10.6	4/28/08

10.41	Development and OEM Supply Agreement, dated January 27, 2003, by and between TomoTherapy Incorporated and Analogic Corporation	TOMO	S-1/A	333-140600	10.11	4/16/07

10.42	License Agreement 98-0228, dated February 22, 1999, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation	TOMO	S-1/A	333-140600	10.4	4/19/07

10.43	Amendment to License Agreement 90-0228, dated April 16, 2007, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation	TOMO	S-1	333-146219	10.31	9/21/07

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.44		Amendment to License Agreement 90-0228, dated December 16, 2008, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation	TOMO	8-K	001-33452	10.2	12/30/08

10.45		Limited Exclusive License Agreement, dated February 23, 2007, between TomoTherapy Incorporated and Regents of the University of California	TOMO	8-K	001-33452	10.4	4/28/08

10.46		Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between TomoTherapy Incorporated and Lawrence Livermore National Security, LLC	TOMO	8-K	001-33452	10.5	4/28/08

10.47		Supply Agreement, dated June 25, 2008, between TomoTherapy Incorporated and Hitachi Medical Corporation	TOMO	8-K	001-33452	10.1	6/30/08

10.48		Amendment to Supply Agreement, dated September 10, 2010, between TomoTherapy Incorporated and Hitachi Medical Corporation	TOMO	8-K	001-33452	10.1	9/10/10

10.49	†	Long-term Purchase Agreement, dated December 22, 2008, among TomoTherapy Incorporated, e2v, Inc. and e2v Technologies (UK) Limited	TOMO	8-K	001-33452	10.1	12/30/08

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.50	†	Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between TomoTherapy Incorporated and Siemens AG healthcare Sector, Components & Vacuum Technology	TOMO	8-K	001-33452	10.1	1/16/09

10.51		Amendment One to Manufacture and Supply Agreement, dated April 13, 2009 and effective October 8, 2008, between TomoTherapy Incorporated and Siemens AG healthcare Sector, Components & Vacuum Technology	TOMO	8-K	001-33452	10.1	4/13/09

10.52	†	Magnetron Subscription Agreement, dated April 24, 2009 and effective May 1, 2009, between TomoTherapy Incorporated and e2v, Inc. and e2v Technologies (UK) Limited	TOMO	8-K/A	001-33452	10.1	10/28/09

10.53		Amended and Restated Equity Interest Transfer Agreement, dated November 18, 2009, between TomoTherapy Incorporated and Chengdu Twini-Peak Accelerator Technology Inc., Sichuan Nanguang Vacuum Technology Incorporated Ltd. And Yao Chongguo	TOMO	8-K	001-33452	2.1	11/23/09
10.54		Amendment to Lease, dated April 12, 2011, between Registrant and OAW Orleans 1310, LLC, as successor to The Realty Associates Fund III, L.P.						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith

21.1	List of subsidiaries.						X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.						X

24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).						X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

*
Management contract or compensatory plan or arrangement.

†
Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. The omitted information has been filed separately with the Securities and Exchange Commission.

        The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Accuray Incorporated under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 19th day of September 2011.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ EUAN S. THOMSON, PH.D. Euan S. Thomson, PH.D.	President and Chief Executive Officer and Director (principal executive officer)	September 19, 2011
/s/ DEREK BERTOCCI Derek Bertocci	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	September 19, 2011
/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Chairperson of the Board and Director	September 19, 2011

Signature	Title	Date

/s/ ELIZABETH DÁVILA Elizabeth Dávila	Vice Chairperson of the Board and Director	September 19, 2011
/s/ PETER FINE Peter Fine	Director	September 19, 2011
/s/ JACK GOLDSTEIN, PH.D. Jack Goldstein, PH.D.	Director	September 19, 2011
/s/ ROBERT S. WEISS Robert S. Weiss	Director	September 19, 2011
/s/ DENNIS WINGER Dennis Winger	Director	September 19, 2011
/s/ WAYNE WU Wayne Wu	Director	September 19, 2011