Form 10-Q
period 2011-09-30
ACCURAY INC
filed 2011-11-08
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 14, 2011, there were 70,513,501 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended September 30, 2011

PART I.                 FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	June 30,
	2011	2011 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,150	$95,906
Restricted cash	3,284	3,172
Accounts receivable, net of allowance for doubtful accounts of $1,066 and $324 at September 30, 2011 and June 30, 2011, respectively	77,913	61,853
Inventories	83,318	97,836
Prepaid expenses and other current assets	17,868	21,115
Deferred cost of revenue—current	8,690	5,840
Total current assets	331,223	285,722

Property and equipment, net	41,963	44,823
Goodwill	55,858	54,474
Intangible assets, net	61,952	66,039
Deferred cost of revenue—noncurrent	3,129	2,258
Other assets	5,910	2,468
Total assets	$500,035	$455,784
Liabilities and equity
Current liabilities:
Accounts payable	$24,763	$38,645
Accrued compensation	20,125	27,406
Other accrued liabilities	28,820	43,012
Customer advances	23,971	25,829
Deferred revenue—current	74,441	68,152
Total current liabilities	172,120	203,044
Long-term liabilities:
Long-term other liabilities	5,897	6,321
Deferred revenue—noncurrent	6,438	6,092
Long-term debt	76,559	—
Total liabilities	261,014	215,457
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 72,530,843 and 72,199,837 shares at September 30, 2011 and June 30, 2011, respectively; outstanding 70,390,825 and 70,059,819 shares at September 30, 2011 and June 30, 2011, respectively	70	70
Additional paid-in capital	399,905	373,963
Accumulated other comprehensive income	962	127
Accumulated deficit	(170,895)	(144,385)
Total stockholders’ equity	230,042	229,775
Noncontrolling interest	8,979	10,552
Total equity	239,021	240,327
Total liabilities and equity	$500,035	$455,784

(1)   Condensed consolidated balance sheet at June 30, 2011 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2011	2010
Net revenue:
Products	$56,174	$19,916
Services	43,401	17,734
Other	876	418
Total net revenue	100,451	38,068
Cost of revenue:
Cost of products	38,373	7,497
Cost of services	37,349	11,800
Cost of other	301	534
Total cost of revenue	76,023	19,831
Gross profit	24,428	18,237
Operating expenses:
Selling and marketing	13,581	7,760
Research and development	20,565	8,047
General and administrative	14,969	8,559
Total operating expenses	49,115	24,366
Loss from operations	(24,687)	(6,129)
Other income (expense), net	(2,858)	1,616
Loss before provision for income taxes	(27,545)	(4,513)
Provision for income taxes	538	127
Net loss	(28,083)	(4,640)
Noncontrolling interest	(1,573)	—
Net loss attributable to stockholders	$(26,510)	$(4,640)

Net loss per share:
Basic and diluted net loss per share	$(0.38)	$(0.08)
Weighted average common shares used in computing basic and diluted net loss per share	70,263	58,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2011	2010

Cash Flows From Operating Activities
Net loss	$(28,083)	$(4,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,319	1,389
Share-based compensation	2,609	2,496
Accretion of interest on long-term debt	639	—
Provision for (recovery of) bad debts	(454)	151
Provision for write-down of inventories	1,578	421
Loss on disposal of property and equipment	—	9
Changes in assets and liabilities:
Restricted cash	(112)	—
Accounts receivable	(16,656)	1,576
Inventories	11,545	(3,030)
Prepaid expenses and other current assets	3,138	(1,089)
Deferred cost of revenue	(3,726)	(458)
Other assets	(557)	(133)
Accounts payable	(14,013)	(1,359)
Accrued liabilities	(22,159)	(3,632)
Customer advances	(1,647)	2,453
Deferred revenue	7,762	(4,401)
Net cash used in operating activities	(51,817)	(10,247)
Cash Flows From Investing Activities
Purchases of property and equipment	(995)	(1,332)
Acquisition of business	(1,384)	—
Purchase of investments	—	(46,903)
Sale and maturity of investments	—	54,336
Net cash (used in) provided by investing activities	(2,379)	6,101
Cash Flows From Financing Activities
Proceeds from issuance of common stock	911	803
Proceeds from debt, net of costs	96,100	—
Net cash provided by financing activities	97,011	803
Effect of exchange rate changes on cash	1,429	451
Net increase (decrease) in cash and cash equivalents	44,244	(2,892)
Cash and cash equivalents at beginning of period	95,906	45,434
Cash and cash equivalents at end of period	$140,150	$42,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business

Organization

Accuray Incorporated (together with its subsidiaries, the “Company”) is incorporated in Delaware. The Company designs, develops and sells advanced medical radiation systems for the treatment of tumors throughout the body. The CyberKnife Systems are advanced, image-guided robotic systems used to deliver radiosurgery for the treatment of solid tumors anywhere in the body.

On June 10, 2011, the Company completed the acquisition of TomoTherapy Incorporated (“TomoTherapy”) by acquiring all of TomoTherapy’s common stock in exchange for cash and shares of Accuray common stock. TomoTherapy designs, manufactures and sells systems used to deliver advanced radiation therapy for the treatment of a wide range of cancer types. The condensed consolidated financial statements include the financial results of TomoTherapy prospectively from the date of acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity, Compact Particle Acceleration Corporation (“CPAC”) (for further information, see “Note 11. Investment in CPAC”). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2012, for any other interim period or for any future year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to share-based compensation, valuation allowances for deferred tax assets, estimate of allowance for doubtful accounts, valuation of excess and obsolete inventories, impairment of long-lived assets and goodwill, the fair value of purchase consideration paid and assets acquired and liabilities assumed in business combinations, deferred revenue and deferred cost of revenue. Actual results could differ materially from those estimates.

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net income and are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. Net foreign currency exchange transaction gains or losses are included as a component of other income (expense), net, in the Company’s condensed consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents consist of amounts invested in highly liquid investment accounts with original maturities of three months or less on the date of purchase and money market accounts.

Restricted Cash

Restricted cash primarily relates to funds held related to VAT guarantees in a foreign jurisdiction and certain performance obligation guarantees.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments. The fair value of the Convertible Senior Notes was $80.3 million at September 30, 2011, which was based on the quoted market price on September 29, 2011 (the last trading day during the three months ended September 30, 2011).

Concentration of Credit Risk

The Company’s cash and cash equivalents are mainly deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

For the three months ended September 30, 2011, there was no customer that represented 10% or more of total net revenue. For the three months ended September 30, 2010, there was one customer that represented 10% or more of total net revenue. At September 30, 2011 and 2010, there were no customers and two customers, respectively, whose accounts receivable balance was 10% or more of the Company’s total accounts receivable.

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

In the first quarter of fiscal 2011, the Company adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Arrangements That Include Software Elements. These standards change the requirements for establishing separate units of accounting in a multiple element arrangement and require the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The Financial Accounting Standards Board (“FASB”) also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company adopted these new standards on a prospective basis. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had an insignificant impact on the Company’s reported net revenue since the first quarter of fiscal 2011 as compared to net revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect in the prior year.

The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables. For revenue arrangements with multiple elements which were entered into prior to the adoption of ASU 2009-13 and 2009-14 and which have not subsequently been materially modified, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for each element is based upon the Company’s standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company’s pricing committee when that product or service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the system and optional product upgrades, based upon the residual method. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, and (2) establishment of VSOE of fair value for all remaining undelivered elements.

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

The Company has a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenues from sales of these software products and related post-contract support are accounted for under software revenue recognition rules. The Company’s multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable or group of software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance.

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

The Company’s agreements with customers and distributors for system sales generally do not contain product return rights. Certain distributor agreements include parts inventory buy-back provisions upon distributorship termination. The Company accrues an inventory buy-back liability when and if such distributorship termination is expected.

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

Service Revenue

Our service revenue is generated primarily from warranty services, post warranty services, installation services, unspecified when and if available product upgrades, training, and professional services. Warranty and post warranty service revenue is deferred and recognized ratably over the service period, generally 12-18 months, until no further obligation exists. Warranty service period starts upon product acceptance. Training and consulting service revenues that are not deemed essential to the functionality of the Systems are recognized as such services are performed. Installation service revenue is recognized concurrent with system revenue.

Costs associated with providing services are expensed when incurred, except when those costs are related to system upgrades where revenue recognition has been deferred. In those cases, the costs are deferred and are recognized over the period of revenue recognition.

Other revenue

Other revenue primarily consists of research and development and construction contract revenues.

Shared ownership program

The Company also enters into arrangements under its shared ownership program with certain customers. Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the system, either at the end of the contractual period or in advance, at the customer’s request, at pre-determined prices. Under the terms of such program, the Company retains title to its system, while the customer has use of the product. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the product. The Company may provide unspecified upgrades to the product during the term of each program when and if available. Upfront non-refundable payments and minimum monthly payments from the customer are recognized as revenue over the contractual period. Additional revenues beyond the minimum payments from the shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues, which are included in products revenue in the condensed consolidated statements of operations.

Future minimum revenues under shared ownership arrangements as of September 30, 2011 are as follows (in thousands):

Year Ending June 30,	Amount
2012 (remaining 9 months)	$206
2013	413
2014	594
2015	594
2016	594
Thereafter	594
Total	$2,995

Under the terms of the shared ownership program, the customer has the option to purchase a CyberKnife or TomoTherapy System at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement. At September 30, 2011, the Company had three systems installed under its shared ownership program. There were no sales of CyberKnife or TomoTherapy Systems that were formerly under the shared ownership program during the three months ended September 30, 2011.

The CyberKnife and TomoTherapy Systems associated with the Company’s shared ownership program are recorded within property and equipment. Depreciation and warranty expenses attributable to the CyberKnife shared ownership systems are recorded within cost of products.

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

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance payments that will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units and direct service costs for which the revenue has been deferred in accordance with the Company’s revenue recognition policies. Deferred revenue, and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired. Goodwill is not amortized, but is evaluated for impairment on an annual basis or when impairment indicators are present. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any.

The fair value of the reporting unit is determined using the market approach. Under the market approach, the Company estimates the fair value of each reporting unit based on the Company’s closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required. Through September 30, 2011, there have been no such impairment losses. Purchased intangible assets other than goodwill, including developed technology, in-process research and development and backlog, are amortized on a straight-line basis over their estimated useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which range from approximately one to six years.

Business Combinations

In fiscal 2011, the Company applied ASC 805, Business Combinations, and accounted for the acquisition of TomoTherapy using the acquisition method of accounting. The underlying principles are similar to the previous accounting guidance and require that the Company recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments, if any, are recorded to the Company’s condensed consolidated statements of operations. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired company are reflected in the Company’s condensed consolidated financial statements after the date of the merger or acquisition.

Share-Based Compensation

The Company accounts for share-based compensation by measuring and recognizing the fair value of all share-based payment awards made to employees based on the estimated grant date fair values, including employee stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance stock units (“PSUs”) and the employee stock based purchase plan (“ESPP”). The determination of fair value involves a number of significant estimates. The Company uses the Black-Scholes option pricing model to estimate the value of employee share-based awards which requires a number of assumptions to determine the model inputs. These include the expected volatility of the Company’s stock, the expected term of the share-based award, the expected risk free rate of interest and dividend yields. As share-based compensation expense is based on awards ultimately expected to vest, the expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option term, the Company concluded that its historical price volatility does not provide a reasonable basis for input assumptions within its Black-Scholes valuation model when determining the fair value of its stock options. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The Company continues to use the “simplified” method for the estimated term of the awards. Management’s estimate of forfeitures is based on historical experience, but actual forfeitures could differ materially as a result of voluntary employee actions which could result in a significant change in future share-based compensation expense. See “Note 9, Share-Based Compensation” for additional information.

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

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. As of September 30, 2011, the amount of gross unrecognized tax benefits was $14.8 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of September 30, 2011, the Company had accrued a net $0.4 million payable for interest and penalties. The Company anticipates that except for $0.2 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted- average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and other dilutive common shares outstanding during the period. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of RSUs, RSAs and PSUs, and the purchase of ESPP shares are determined under the treasury stock method.

For the three months ended September 30, 2011, outstanding options of 8,190,882, RSUs of 1,061,459, RSAs of 40,163 and PSUs of 529,851 were excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive.  For the three months ended September 30, 2010, outstanding options of 6,070,721 and RSUs of 160,116 were excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive.

The 3.75% Convertible Senior Notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method.  For the three months ended September 30, 2011, the potential dilutive shares under the 3.75% Convertible Senior Notes were excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive.

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the United States are not material. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Americas (including Puerto Rico)	$48,849	$23,071
Europe	28,615	9,950
Asia (excluding Japan)	16,157	3,332
Japan	6,830	1,715
Total	$100,451	$38,068

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, applicable for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment for a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative two-step impairment test is unnecessary. Early adoption is permitted for annual and interim goodwill impairment tests if an entity’s financial statements for the most recent interim period have not yet been issued. The Company does not expect that adoption of this guidance will have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in the first quarter of fiscal year 2013 and should be applied retrospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-05 on its condensed consolidated financial statements.

3. Alliance Agreement

In June 2010, the Company entered into a Strategic Alliance Agreement with Siemens AG, or the Alliance Agreement, pursuant to which (1) the Company granted Siemens certain distribution rights to its CyberKnife Systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linear accelerator (“linac”) products, the combined products being known as the Cayman Products, and (3) the Company created a research and development relationship between Accuray and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future. Siemens’ right to distribute the CyberKnife System under this agreement remains unchanged, though sales activity to date under the Agreement has not been material. The Company believes that as a result of its acquisition of TomoTherapy, the elements of the Agreement described in sections (2) and (3) above are unlikely to develop further. Under the Alliance Agreement, both Siemens and the Company had the right to terminate the Alliance Agreement on written notice within 60 days following the acquisition of or by either party by specified competitors. On August 3, 2011, the Company entered into an Amendment to the Agreement with Siemens, which provides that each of the Company’s and Siemens’ right to terminate the Agreement as a result of the acquisition of TomoTherapy by the Company is extended until December 31, 2011 in order to allow the Company and Siemens to evaluate the impact of the TomoTherapy acquisition on the arrangements created by the Agreement. There can be no assurance that the strategic alliance with Siemens AG will be successful or that the economic terms of the Alliance Agreement will ultimately prove to be favorable to the Company or that Siemens will not terminate the Alliance Agreement as a result of the Company’s acquisition of TomoTherapy.

4. Comprehensive Loss

The components of total comprehensive loss were as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net loss	$(26,510)	$(4,640)
Unrealized gain on investmnets	—	28
Foreign currency translation adjustments	835	89
Total comprehensive loss	$(25,675)	$(4,523)

Accumulated other comprehensive loss at September 30, 2011 and June 30, 2011 consisted of accumulated foreign currency translation adjustments. No comprehensive loss at September 30, 2011 was attributable to CPAC.

5. Balance Sheet Components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30,	June 30,
	2011	2011
Accounts receivable	$77,282	$59,858
Unbilled fees and services	1,697	2,319
	78,979	62,177
Less: Allowance for doubtful accounts	(1,066)	(324)
Accounts receivable, net	$77,913	$61,853

Inventories

Inventories consist of the following (in thousands):

	September 30,	June 30,
	2011	2011
Raw materials	$59,445	$60,309
Work-in-process	8,751	10,002
Finished goods	15,122	27,525
Total inventories	$83,318	$97,836

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	September 30,	June 30,
	2011	2011
Furniture and fixtures	$5,554	$5,317
Computer and office equipment	8,429	8,280
Software	8,357	8,107
Leasehold improvements	15,682	15,386
Machinery and equipment	34,072	33,692
CyberKnife shared ownership systems	4,923	4,923
Construction in progress	514	602
	77,531	76,307
Less: Accumulated depreciation and amortization	(35,568)	(31,484)
Property and equipment, net	$41,963	$44,823

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2011 and 2010 was $4.2 million and $1.3 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program as of September 30, 2011 and June 30, 2011 was $2.2 million and $2.1 million, respectively.

6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months
	Ended	Year Ended
	September 30,	June 30,
	2011	2011
Balance at beginning of period	$54,474	$4,495
Addition related to acquisition	—	49,979
Addition related to prior year acquisition (1)	1,384	—
Balance at end of period	$55,858	$54,474

(1) The addition to goodwill represents an additional liability incurred as part of the TomoTherapy acquisition.

Intangible Assets

The Company’s intangible assets associated with completed acquisitions at September 30, 2011 and June 30, 2011 are as follows (in thousands):

		September 30, 2011			June 30, 2011
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)
Developed technology	6	$43,455	$(3,874)	$39,581	$43,455	$(2,069)	$41,386
Backlog	1.25	10,500	(2,567)	7,933	10,500	(467)	10,033
Distributor license	2.5	1,860	(222)	1,638	1,860	(40)	1,820
In-process research and development (CPAC)	Indefinite	12,800	—	12,800	12,800	—	12,800
		$68,615	$(6,663)	$61,952	$68,615	$(2,576)	$66,039

Amortization expense related to intangible assets was $4.1 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively.

The estimated future amortization expense of purchased intangible assets, excluding in-process research and development, as of September 30, 2011 is as follows (in thousands):

Year Ending June 30,	Amount
2012 (remaining nine months)	$15,689
2013	7,666
2014	7,116
2015	6,933
2016	6,933
Thereafter	4,815
$49,152

7. Contingencies

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. Currently, management believes the Company does not have any probable and estimable loss related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

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

Litigation relating to the TomoTherapy Acquisition

On March 11, 2011, a purported class action complaint was filed in the Circuit Court for the State of Wisconsin, Dane County, on behalf of a putative class of TomoTherapy shareholders and naming as defendants TomoTherapy and TomoTherapy’s board of directors (prior to the acquisition of TomoTherapy by the Company). Thereafter, four additional complaints were filed in the same court on behalf of the same class and against the same defendants, and two such complaints also named the Company and Jaguar Acquisition, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). On April 4, 2011, all five actions were consolidated. The complaints generally alleged that, in connection with the Company’s then proposed merger transaction with TomoTherapy, TomoTherapy’s board breached their fiduciary duties by, among other things, failing to maximize the value of TomoTherapy to its shareholders and purportedly agreeing to certain terms in the merger agreement, which were allegedly preclusive and onerous. The complaints further alleged that the Company and Merger Sub aided and abetted TomoTherapy’s board of directors in their alleged breaches of fiduciary duties. The plaintiffs sought, among other things, an injunction barring consummation of the merger, rescission or recessionary damages, costs and attorneys’ fees. The Company and Merger Sub were dismissed from the litigation without prejudice on April 19, 2011. The consolidated complaint against TomoTherapy and the former directors of TomoTherapy was dismissed with prejudice and without costs to either party on July 5, 2011.

Best Medical Trade Secret Litigation

On September 3, 2009, Best Medical International, Inc. (“Best Medical”) filed a lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming it induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical’s confidential information and trade secrets. Best Medical is seeking monetary damages and other relief.  The Company filed a motion for summary judgment on May 20, 2011, Best Medical filed its response on June 21, 2011, and the Company filed a response to their response on July 8, 2011. On October 25, 2011, the court granted summary judgment in favor of the Company on all counts.  If Best Medical wishes to appeal the judgment, it must file its notice of appeal on or before November 25, 2011.

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

TomoTherapy Former Distributor in Japan

On July 17, 2009, Hi-Art Co., Ltd. (Hi-Art), TomoTherapy’s former distributor in Japan, filed a complaint against TomoTherapy in the Tokyo District Court seeking compensation it claimed was owed by TomoTherapy. The Company and Hi-Art entered into a settlement agreement pursuant to which the Company agreed to pay 190,000,000 yen (or approximately $2.3 million) and Hi-Art dropped all claims against TomoTherapy and the Company. On July 26, 2011, the Court approved the settlement and issued a decree dismissing the case. The settlement amount was paid during the fiscal quarter ended September 30, 2011.

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case in June 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. At this time, we do not have enough information to estimate what, if any, financial impact this claim will have.

Radiation Stabilization Solutions Patent Litigation

On September 15, 2011, Radiation Stabilization Solutions, LLC filed a patent infringement complaint in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint, alleged the Company’s sale of our TomoHD product induces infringement of or contributorily infringes U.S. Patent No. 6,118,848, or the ‘848 Patent, and sought unspecified monetary damages for the alleged infringement. The complaint also named Varian Medical Systems, Inc., BrainLab AG, BrainLab, Inc., Elekta AB and Elekta, Inc. as defendants, alleging that certain of their products also infringe the ‘848 patent. On October 27, 2011, the Court dismissed the complaint without prejudice because non-resident defendants had been improperly named in the complaint.  On October 28, 2011, Radiation Stabilization Solutions filed a new complaint in the same district against the Company and a customer of the Company. The new complaint, which has not yet been served on the Company, repeats the original complaint’s allegations against the Company, further alleges that the customer directly and indirectly infringes the ‘848 patent, and seeks unspecified monetary damages for the alleged infringement.  Radiation Stabilization Solutions also re-filed individual suits against each of Varian and Elekta and several of their respective customers, but has not re-filed a complaint against BrainLab.  At this time, we do not have enough information to estimate what, if any, financial impact this claim will have.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2011.

8. Acquisition

On June 10, 2011, the Company completed the acquisition of TomoTherapy by acquiring all of TomoTherapy’s common stock in exchange for cash and shares of Accuray common stock. TomoTherapy is a creator of advanced radiation therapy solutions for cancer care. The objective of the acquisition is to create a company that can provide patients with radiation treatments tailored to their specific needs, from high-precision radiosurgery to image-guided, intensity-modulated radiation therapy. The Company has included the financial results of TomoTherapy in its condensed consolidated financial statements from the date of acquisition.

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

Three Months
Ended
September 30, 2010
(unaudited)
Net revenue	$79,853
Net loss attributable to stockholders	$(22,318)
Diluted loss per share	$(0.33)

9. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2011	2010
Cost of revenue	$558	$463
Selling and marketing	229	244
Research and development	602	674
General and administrative	1,220	1,115
	$2,609	$2,496

At September 30, 2011 and June 30, 2011, capitalized share-based compensation costs of $0.3 million were included as components of inventories.

10. Debt

On August 1, 2011, the Company issued $100 million aggregate principal amount of 3.75% Convertible Senior Notes due August 1, 2016, (the “Notes”) to certain qualified institutional buyers or QIBs. The Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $96.1 million.  The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

The Notes were issued under the Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes are convertible, as described below, at the Company’s election, into common stock of the Company, cash or a combination thereof at an initial conversion rate equal to 105.5548 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $9.47 per share of common stock, subject to adjustment. Holders of the Notes may convert their Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date.  Prior to May 1, 2016, holders of the Notes may convert their Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of the Company’s common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the “Note Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture.

Holders of the Notes who convert their Notes in connection with a make-whole fundamental change, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of a fundamental change, as defined in the Indenture, holders of the Notes may require the Company to purchase all or a portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

On or after August 1, 2014 and prior to the maturity date, the Company may redeem for cash all or a portion of the Notes if the closing sale price of its common stock exceeds 130% of the applicable conversion price (the initial conversion price is approximately $9.47 per share of common stock) of such Notes for at least 20 trading days during any consecutive 30 trading-day period (including the last trading day of such period).

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the Notes. The principal amount of the liability component of the Notes was $75.9 million as of date of issuance, which was recognized at the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component will be accreted to the principal amount of the Notes using the effective interest method over five years.

The following table presents the carrying value of the Notes as of September 30, 2011 (in thousands):

Carrying amount of the equity conversion component	$23,189

Principal amount of the Notes	$100,000
Unamortized debt discount (1)	(23,491)
Net carrying amount	$76,509

(1)          As of September 30, 2011, the remaining period over which the unamortized debt discount will be amortized is 58 months.

A summary of interest expense and interest rate on the liability component related to the Notes for the three months ended September 30, 2011 is as follows (in thousands):

Effective interest rate	10.0%
Interest expense related to contractual interest coupon	$625
Interest expense related to amortization of debt discount	639
Total interest expense recognized	$1,264

11. Investment in CPAC

During April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include TomoTherapy, private investors and potential customers.

TomoTherapy contributed intellectual property with a fair market value of approximately $1.9 million as its investment in CPAC. CPAC raised additional capital of $6.6 million and $6.9 million during 2010 and 2009, respectively, through the sale of stock. As of September 30, 2011, the Company’s ownership interest in CPAC was 5.5%. Although TomoTherapy’s ownership in CPAC is less than 50%, the Company includes CPAC in its condensed consolidated financial statements because TomoTherapy is the primary beneficiary of CPAC due to its overall control of CPAC’s activities and TomoTherapy’s option to purchase a portion of the CPAC stock held by other CPAC investors. CPAC’s outside stockholders’ interests are shown in the Company’s condensed consolidated financial statements as “Noncontrolling interests.”

In December, 2010, TomoTherapy and certain other CPAC investors purchased convertible promissory notes from CPAC. Under the terms of the notes, TomoTherapy received warrants for 1,386,983 common shares of CPAC. Total consideration for the notes TomoTherapy purchased was $0.8 million. Other participating investors purchased $0.8 million of the convertible promissory notes and received warrants for an aggregate of 1,386,981 shares of CPAC. The convertible promissory notes to the other participating investors in CPAC are included in “Other accrued liabilities” in the Company’s condensed consolidated balance sheets. The notes bear interest at 12% and are convertible into CPAC’s common stock at a per share conversion price as defined in the notes. The CPAC warrants are exercisable through November 2020 at an exercise price of $0.57 per CPAC common share. At September 30, 2011, no notes had been converted and no warrants had been exercised.

On March 9, 2011, TomoTherapy entered into a revolving promissory note with CPAC. On May 10, 2011, the revolving promissory note was amended to increase the maximum amount available to borrow to $1.9 million. As of September 30, 2011, $1.9 million was outstanding under the revolving promissory note. The revolving promissory note bears interest at 12% per annum compounded quarterly. The revolving promissory note expires and all amounts become due on the earlier of December 31, 2011, a transaction involving a change of control, or an event of default.

On September 13, 2011 and October 18, 2011, Accuray and certain other CPAC investors purchased convertible promissory notes from CPAC. Total consideration for the notes Accuray purchased was $0.4 million. The other investors purchased a total of $0.4 million of the convertible promissory notes. The convertible promissory notes held by the other investors are included in “Other accrued liabilities” in the Company’s condensed consolidated balance sheets.  The convertible promissory notes issued in September and October 2011 bear interest at 12% per annum and are convertible upon the earlier of (a) a voluntary conversion, at a conversion price agreed by CPAC and holders of notes having at least 70% of the aggregate outstanding principal balance, and (b) an automatic conversion, simultaneously with the closing of CPAC’s next financing of a specified amount, at a specified per share conversion price.

In addition to the relationships described above, TomoTherapy also has a contractual agreement to provide certain accounting and back office support and management services to CPAC. Also, Accuray may provide additional financial support to CPAC in the future. Settlements of CPAC’s obligations are restricted to the assets of CPAC, and creditors and beneficial interest holders of CPAC have no contractual recourse to TomoTherapy or the Company.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2011 and results of operations for the three months ended September 30, 2011 and 2010 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding the extent and timing of future revenues and expenses, statements regarding reimbursement rates, statements regarding regulatory requirements, statements regarding future orders, statements regarding the cancer treatment market, statements regarding our strategy, statements regarding our strategic alliance with Siemens AG, statements regarding our products, statements regarding revenues, earnings or other financial results, statements regarding intellectual property rights, statements regarding the acquisition of TomoTherapy (including our expected timing for the acquisition to be accretive) and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof.  Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part II, Item 1A of this quarterly report on Form 10-Q. We encourage you to read that section carefully. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and are subject to business and economic risks.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  We undertake no obligation to update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

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

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. They are the only dedicated, full body radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It allows for the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently represents only a small portion of the patients who develop tumors treatable with CyberKnife Systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient.  Given, however, the CyberKnife Systems’ design to treat focal tumors, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse, wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic disease, like leukemias and lymphomas, which are not localized to an organ, but rather involve cells throughout the body.

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

•                  Improved access to radiosurgery with the CyberKnife System in various countries through regulatory approvals and / or medical insurance reimbursement rates; and

•                  Expansion of sales of CyberKnife Systems in countries throughout the world.

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. We began selling TomoTherapy Systems after our acquisition of TomoTherapy Incorporated on June 10, 2011. Radiation therapy is used in a variety of ways, often to treat tissue surrounding a tumor area after surgical removal of the tumor and also as the primary treatment for tumors. Radiation therapy treatments impact both cancer cells as well as healthy tissue; therefore the total prescribed radiation dose is divided into many fractions and delivered in an average of 25 to 35 treatment sessions over several weeks. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of linacs to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. Large companies, including Varian Medical Systems, Inc., Elekta AB and Siemens AG, generate most sales in this market. While the market for radiation therapy systems is very large and well established, growth in demand for radiation therapy system is generally considered to be lower than for radiosurgery systems. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales in this established market will be influenced by a number of factors including the following:

•                  Greater awareness among doctors and patients of the benefits of radiation therapy using TomoTherapy Systems;

•                  Advances in technology which improve the quality of treatments and ease of use of TomoTherapy Systems; and

•                  Expansion of TomoTherapy System sales in countries throughout the world.

Sale of Our Products

Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to two years and involves personnel with multiple skills. The time from receipt of a complete order to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system. This time varies significantly, generally from 6 to 24 months.

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in France, Belgium, Germany, England, Spain, Turkey, Russia, India, Japan, Hong Kong, China and Singapore. The following table shows the number of systems installed by geographic region as of September 30, 2011:

Americas	360
Asia	116
Europe	122
Total	598

International sales of our products account for a significant and growing portion of our total revenue. Revenue derived from sales outside of the United States was $51.6 million and $15.0 million for the three months ended September 30, 2011 and 2010, respectively, and international sales as a percentage of our total revenue was 51% and 39% for the three months ended September 30, 2011 and 2010, respectively. The increase in international revenue resulted from the inclusion of sales of TomoTherapy products and services in the quarter ended September 30, 2011, the first full quarter since the acquisition of TomoTherapy closed on June 10, 2011.

Backlog

Beginning in fiscal 2012 (the fiscal year beginning July 1, 2011), we are reporting backlog in a manner that is common for all of our products.

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

For orders that cover both products and services, only the portion of the order that will be recognized as product revenue will be reported as backlog. The portion of the order that will be recognized as service revenue (for example, warranty service, installation and training) will not be included in reported backlog. Additionally, orders for TomoTherapy that met the historical TomoTherapy backlog criteria have been grandfathered into, and are included in, our backlog, with the exception of orders that would have “aged out” as of June 30, 2011. TomoTherapy previously did not have an “age out” criteria, so we have adjusted the TomoTherapy backlog to age out orders where 2.5 years have passed from the time the order entered TomoTherapy’s backlog. As of September 30, 2011, product only backlog was $270.8 million in total. These amounts are calculated based on the criteria set forth below and therefore are not comparable to backlog amounts previously reported for CyberKnife or TomoTherapy Systems, which were calculated using different criteria.  Accordingly, we have not included, for comparison purposes, backlog amounts for the three months ended September 30, 2010 for either CyberKnife or TomoTherapy Systems, due to the changes in methodology.

Beginning with July 1, 2011, in order for the product portion of a sales agreement to be counted as backlog, it must meet the following criteria:

•                  The contract is signed and properly executed by both the customer and us. A customer purchase order that is signed and incorporates the terms of our contract quote will be considered equivalent to a signed and executed contract;

•                  The contract is non-contingent—it either has cleared all its contingencies or contains no contingencies when signed;

•                  We have received a deposit or a letter of credit; the sale is a direct channel sale to a government entity, or the product has shipped to a customer with credit sufficient to cover the deposit;

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

Material Weakness in Internal Control Over Financial Reporting

In connection with our evaluation of internal control over financial reporting for the fiscal year ended June 30, 2011 and the fiscal quarter ended September 30, 2011, we identified a material weakness relating to our accounting for significant, non-routine transactions.  During the three months ended September 30, 2011, our efforts to remediate the previously reported material weakness in internal controls over financial reporting consisted of the following corrective actions:

•                  We began actively recruiting for several positions within the finance function, which will provide us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner.

•                  We implemented a practice, pursuant to which we consulted with, and will continue to consult with external subject matter experts as necessary to address any significant, non-routine transactions that may arise in order to validate the accounting approach prior to execution.

Although we have taken measures to remediate the previously reported material weakness mentioned above, as well as other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses, significant deficiencies and control deficiencies.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Revenue

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent
Products	$56,174	$19,916	$36,258	182%
Services	43,401	17,734	25,667	145%
Other	876	418	458	110%
Net Revenue	$100,451	$38,068	$62,383	164%

Total net revenue for the three months ended September 30, 2011 increased $62.4 million from the three months ended September 30, 2010 to $100.5 million.  This increase was due to the addition of $69.3 million of revenue related to our TomoTherapy products, less a decline of $6.9 million in revenue related to our CyberKnife products due to fewer unit sales and a change in mix of products sold. We acquired TomoTherapy on June 10, 2011, therefore our results for the period ended September 30, 2010 did not include any revenues or cost of revenues related to TomoTherapy products.

The increase in product revenue for the three months ended September 30, 2011 as compared to the comparable period in 2010 was due to $44.9 million related to TomoTherapy products, less a decline of $8.6 million related to CyberKnife products. The increase in service revenue for the three months ended September 30, 2011 as compared to the comparable period in 2010 was due to $23.6 million related to TomoTherapy service revenue plus an increase of $2.0 million related to CyberKnife service revenue. In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. During the three months ended September 30, 2011, $5.1 million of the write-up of deferred service revenue was recognized as service revenue. We anticipate the balance of this write-up will be recognized as service revenue through the third quarter of fiscal 2012.

We expect our service revenue to increase as our installed base continues to grow.

Gross Profit

	Three Months Ended September 30,
	2011		2010
	(Dollars in	(% of net	(Dollars in	(% of net
	thousands)	revenue)	thousands)	revenue)
Gross profit	$24,428	24.3%	$18,237	47.9%
Products	$17,801	31.7%	$12,419	62.4%
Services	$6,052	13.9%	$5,934	33.5%
Other	$575	65.6%	$(116)	-27.8%

Our gross profit margin for the three months ended September 30, 2011 was 23.6 percentage points lower than during the three months ended September 30, 2010.  This decline was due principally to the lower gross profit margin of 17% on TomoTherapy revenues included in our results of operations for the three months ended September 30, 2011. In addition, the gross profit margin on CyberKnife revenues declined by 7.2 percentage points due to low product shipments and a different product mix which resulted in lower average selling prices.

In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. These included the write-up of inventory based on selling price rather than cost of manufacturing, the write-down of deferred product revenue, the write-up of deferred service revenue, and the recording of intangible assets related to developed technology and to backlog existing at the time of the acquisition. On the acquisition date, deferred service and product revenues were valued at cost plus a reasonable margin. Including the results of these and other purchase accounting adjustments, the results from the sale of TomoTherapy services for the three months ended September 30, 2011 reflect a negative gross margin. Also, the results from the sale of TomoTherapy products were negatively impacted by these purchase accounting adjustments during the same period. Products revenue was reduced by $0.3 million while product cost of revenues was increased by $11.4 million. Services revenue was increased by $5.1 million and services cost of revenues was increased by $2.4 million. We expect that the impact of the purchase accounting adjustments to inventory and deferred revenues will flow through our statement of operations from the date of the acquisition through the third quarter of fiscal 2012.

Selling and Marketing

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent
Sales and marketing	$13,581	$7,760	$5,821	75%
Percentage of net revenue	13.5%	20.4%

Selling and marketing expenses for the three months ended September 30, 2011 increased $5.8 million compared to the three months ended September 30, 2010. The increase was attributable in part to higher expense for employee related expenses and sales commissions of $3.2 million, travel expense of $1.1 million, consulting fees associated with the integration of TomoTherapy of $0.6 million, and tradeshows expense of $0.3 million. During the three months ended September 30, 2011, we incurred $4.8 million of selling and marketing expenses from our TomoTherapy subsidiary consisting primarily of employee related expenses and sales commissions of $3.3 million, travel expense of $0.7 million and tradeshows expense of $0.3 million.

Research and Development

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent
Research and development	$20,565	$8,047	$12,518	156%
Percentage of net revenue	20.5%	21.1%

Research and development, or R&D, expenses for the three months ended September 30, 2011 increased $12.5 million compared to the three months ended September 30, 2010. The increase was attributable in part to higher employee related expense of $7.7 million, increased spending for R&D projects of $3.0 million and higher travel expense of $0.4 million. During the three months ended September 30, 2011, we incurred $10.2 million of R&D expenses from our TomoTherapy subsidiary consisting primarily of employee related expenses of $6.4 million and consulting expense of $1.9 million.

General and Administrative

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent
General and administrative	$14,969	$8,559	$6,410	75%
Percentage of net revenue	14.9%	22.5%

General and administrative, or G&A, expenses for the three months ended September 30, 2011 increased $6.4 million compared to the three months ended September 30, 2010.  The increase was attributable in part to consulting, accounting and legal fees of $3.7 million, of which $1.1 million was associated with the integration of TomoTherapy and increased employee related expense of $2.2 million.  During the three months ended September 30, 2011, we incurred $2.5 million of G&A expenses from our TomoTherapy subsidiary consisting primarily of employee related expenses of $1.9 million and consulting, accounting and legal fees of $0.6 million.

Other Income (Expense), Net

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent
Other income (expense), net	$(2,858)	$1,616	$(4,474)	-277%
Percentage of net revenue	-2.8%	4.3%

Other income (expense), net, was a $2.9 million expense for the three months ended September 30, 2011 compared to net other income of $1.6 million for the three months ended September 30, 2010.  During the three months ended September 30, 2011, we incurred interest expense of $1.4 million primarily related to our 3.75% Convertible Senior Notes and a foreign currency loss of $1.5 million. During the three months ended September 30, 2010, our other income, net, consisted primarily of $1.6 million related to foreign currency transaction gains as a result of the appreciation of the Euro-U.S. dollar foreign exchange rate and its effects on the re-measurement of balances and translation of transactions denominated in Euros.

Provision for Incomes Taxes

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent
Provision for income taxes	$538	$127	$411	324%
Percentage of net revenue	0.5%	0.3%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  For the three months ended September 30, 2011 and 2010, we recorded income tax expense of $0.5 million and $0.1 million, respectively. The increase was primarily related to an increase in corporate earnings of our foreign subsidiaries.

Liquidity and Capital Resources

At September 30, 2011, we had $140.2 million in cash and cash equivalents.  Our existing cash and cash equivalents balances may decline in fiscal 2012 in the event of a weakening of the global economy or changes in our planned cash outlay. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.”  However, based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to continue operations for at least the next 12 months.

Cash Flows From Operating Activities

Net cash used in operating activities was $51.8 million for the three months ended September 30, 2011. Our net loss of $28.1 million contributed to the use of cash. Negative cash flow from working capital changes includes primarily a decrease in accrued liabilities of $22.2 million, a decrease in accounts payable of $14.0 million and an increase in account receivable of $16.7 million, partially offset primarily by a decrease in inventory of $11.5 million. Non-cash charges included $2.6 million of share-based compensation, $8.3 million of depreciation and amortization expense, the provision for write-down of inventories of $1.6 million and accretion of interest on the Convertible Senior Notes of $0.6 million.

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

Cash Flows From Investing Activities

Net cash used in investing activities was $2.4 million for the three months ended September 30, 2011, which consisted of $1.4 million related to the acquisition of TomoTherapy and cash used for purchases of property and equipment of $1.0 million.

Net cash provided by investing activities was $6.1 million for the three months ended September 30, 2010, which was primarily attributable to net marketable security activities of $7.4 million, which consisted of $54.3 million of sale and maturity of marketable securities, offset by $46.9 million in purchases, and $1.3 million of cash used for purchases of property and equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities was $97.0 million for the three months ended September 30, 2011. In August 2011, we issued 3.75% Convertible Senior Notes due August 1, 2016 for net proceeds of $96.1 million. In addition, we received $0.9 million attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.

Net cash provided by financing activities of $0.8 million for the three months ended September 30, 2010 was attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.

Convertible Debt

On August 1, 2011, we issued $100 million aggregate principal amount of 3.75% Convertible Senior Notes due August 1, 2016, (the “Notes”) to certain qualified institutional buyers or QIBs. The Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and related offering costs were approximately $96.1 million.  The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

The Notes were issued under the Indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes are convertible, as described below, at our election, into our common stock, cash or a combination thereof at an initial conversion rate equal to 105.5548 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $9.47 per share of common stock, subject to adjustment. Holders of the Notes may convert their Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date.  Prior to May 1, 2016, holders of the Notes may convert their Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of our common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the “Note Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of our common stock and the applicable conversion rate for such trading day; (3) if we call any or all of the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture.

Holders of the Notes, who convert their Notes in connection with a make-whole fundamental change, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of a fundamental change, as defined in the Indenture, holders of the Notes may require us to purchase all or a portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

In accordance with ASC 470-20 Debt with Conversion and Other Options, we separately account for the liability and equity conversion components of the Notes. The principal amount of the liability component of the Notes was $75.9 million as of date of issuance, which was recognized at the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component will be accreted to the principal amount of the Notes using the effective interest method over five years.

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

If our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2011. There have been no material changes outside of the ordinary course of business in those obligations during the current quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

All of our significant accounting policies and methods used in the preparation of our condensed consolidated financial statements are described in “Note 2, Summary of Significant Accounting Policies”, in Notes to the condensed consolidated financial statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes the critical accounting policies and estimates are those related to revenue recognition, business combinations and intangible asset impairment, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expense and accruals.

Revenue Recognition

In the first quarter of fiscal 2011, we adopted Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition), and ASU 2009-14, Certain Arrangements That Include Software Elements (amendments to Financial Accounting Standards Board, or FASB, ASC Topic 985, Software). We adopted these new standards on a prospective basis. The revised guidance primarily provides two significant changes: 1) it requires us to allocate revenues in an arrangement using best estimated selling prices, or BESP, of deliverables if we do not have VSOE or third-party evidence, or TPE, of selling price; and 2) it eliminates the residual method and requires us to allocate revenue using the relative selling price method. The BESP is established considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by our pricing committee, taking into consideration the overall go-to-market pricing strategy. We may modify or develop new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which may result in changes in selling prices, impacting both VSOE and BESP. These factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. In order to comply with GAAP, we have to make a number of reasoned judgments with respect to elements of these sales arrangements, including how to allocate the proceeds received from an arrangement, whether there are multiple elements in the arrangement, whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition with respect to these arrangements. During the first quarter of fiscal 2012, we accounted for pre-adoption multiple elements arrangements which have not subsequently been materially modified under the residual method and allocated arrangement consideration to each element based upon vendor specific objective evidence, or VSOE, of fair value of the respective elements. VSOE of fair value for each element is based upon our historical standard rates charged for the product or service when such product or service is sold separately or based upon the price established by our management-comprised pricing committee, which has the relevant authority when that product or service is not yet sold separately. Changes to the elements in an arrangement and the ability to establish VSOE of the fair value for those elements could affect the timing and the amount of revenue recognition.

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

Inventories

The valuation of inventory requires us to estimate obsolete or excess inventory as well as damaged inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand to support future sales and service. If our demand forecast for specific products is greater than actual demand and we fail to reduce purchasing and manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin. For example, if the actual amount of inventory that is disposed of as obsolete, excess or damaged is 10% larger or smaller than the amount that we estimated at September 30, 2011, then we would need to increase or decrease cost of sales by approximately $2.1 million.

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

We recognize compensation cost for only those shares expected to vest over the requisite service period of the award. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on recent forfeiture activity and expected future employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the consolidated financial statements. If the estimated forfeiture rate was higher or lower by five percentage points, our share-based compensation expense related to stock options would increase or decrease by approximately 3%, respectively.

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

Loss Contingencies

As discussed in “Note 7, Contingencies”, in Notes to the condensed consolidated financial statements, we are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Currently, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect our financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on our results of operations, financial position and cash flows.

Corporate Bonus Expense and Accruals

We record accruals for estimated corporate bonus expense which is paid out in the first quarter of the subsequent fiscal year. Our expense accruals for fiscal 2012 are based on our results for three financial measures: non-GAAP net revenue, non-GAAP gross margin and net dollars to backlog. If we underestimate or overestimate any of these factors during a fiscal year, adjustments to bonus expense and accruals may be necessary in subsequent periods during the year. For example, if our actual results as of the end of a fiscal year yielded a bonus attainment that varied by 5% from our prior estimate, we would need to increase or decrease our bonus expense accrual in the fourth quarter of the fiscal year by approximately $0.2 million.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

As of September 30, 2011, there were no amounts in deferred revenue for CyberKnife and TomoTherapy System contracts denominated in a foreign currency, in which system revenue would be recognized in future periods. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, including some of our commissions related to sales of the CyberKnife and TomoTherapy Systems, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

Interest Rate Risk

At September 30, 2011, we had $140.2 million of cash and cash equivalents. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash balances. We believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, at September 30, 2011, we were not subject to significant levels of interest rate risk as a small amount of our cash was invested in money market funds.

Equity Price Risk

On August 1, 2011, we issued $100 million aggregate principal amount of 3.75% Convertible Senior Notes due August 1, 2016 (the “Notes”).  Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 105.5548 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $9.47 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $9.47 upon conversion of the Notes.  For every $1 that the share price of our common stock exceeds $9.47, we expect to issue $10.6 million in cash or shares of our common stock, or a combination thereof, if all of the Notes are converted.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, and because of the continuing material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America.

Internal Control over Financial Reporting

Previously Reported Material Weakness

As described herein, and as previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, in connection with the audit of our consolidated financial statements for the year ended June 30, 2011 we identified a material weakness in our internal controls over financial reporting related to accounting for significant, non-routine transactions.

Specifically, we did not have sufficient numbers of highly skilled accountants to provide for a timely analysis, documentation and review of the acquisition of TomoTherapy which closed on June 10, 2011.  During the three months ended September 30, 2011, our efforts to remediate this continuing material weakness in our internal controls over financial reporting consisted of the following corrective actions:

•                  We began actively recruiting for several positions within the finance function which will provide us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner.

•                  We implemented a practice, pursuant to which we consulted with, and will continue to consult with external subject matter experts as necessary to address any significant, non-routine transactions that may arise in order to validate the accounting approach prior to execution.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Control Over Financial Reporting

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

Item 1A.            Risk Factors.

Set forth below and elsewhere in this report are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.  The descriptions below include any material changes to and supersede the descriptions of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the combined company’s operations or to realize the anticipated benefits of the integration.

We have incurred and expect to continue to incur significant costs in connection with the acquisition and integration of TomoTherapy.

We have incurred and expect to continue to incur non-recurring costs associated with combining the operations of TomoTherapy and our pre-existing operations. Most of these costs will be comprised of facilities and systems consolidation costs and employment-related costs. We also have incurred and will continue to incur fees and costs related to integration. Additional unanticipated costs may be incurred in the integration of the combined company’s businesses or we may incur transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with the acquisition. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

If the CyberKnife or TomoTherapy Systems do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

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

The CyberKnife and TomoTherapy Systems are major capital purchases, and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. These and other factors, including the following, may affect the rate and level of market acceptance of each of the CyberKnife and TomoTherapy Systems:

•                  The CyberKnife and TomoTherapy Systems’ price relative to other products or competing treatments;

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

•                  Perception by physicians and other members of the healthcare community of the CyberKnife and TomoTherapy Systems’ safety, efficacy, efficiency and benefits compared to competing technologies or treatments;

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

Our success depends on the successful development, regulatory clearance or approval, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products. The CyberKnife and TomoTherapy Systems, which are currently our principal products, are technologically complex and must keep pace with, among other things, the products of our competitors. We are making significant investments in long-term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements.

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

In June 2010, we entered into a Strategic Alliance Agreement with Siemens AG, or the Alliance Agreement, pursuant to which (1) we granted Siemens certain distribution rights to our CyberKnife Systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linac products, the combined products being known as the Cayman Products, and (3) we created a research and development relationship between Accuray and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future. Siemens’ right to distribute the CyberKnife System under the Alliance Agreement remains unchanged, though sales activity to date under the Agreement has not been material. We believe that as a result of our acquisition of TomoTherapy, the elements of the Alliance Agreement described in clauses (2) and (3) above are unlikely to develop further. Under the Alliance Agreement, both Siemens and the Company had the right to terminate the Alliance Agreement on written notice within 60 days following the acquisition of or by either party by specified competitors. On August 3, 2011, we entered into an Amendment to the Alliance Agreement with Siemens, which provides that each of the Company’s and Siemens’ right to terminate the Alliance Agreement as a result of the acquisition of TomoTherapy by the Company is extended until December 31, 2011 in order to allow the Company and Siemens to evaluate the impact of the TomoTherapy acquisition on the arrangements created by the Alliance Agreement.

There can be no assurance that the strategic alliance with Siemens AG will be successful or that the economic terms of the Alliance Agreement will ultimately prove to be favorable to us or that Siemens will not terminate the Alliance Agreement as a result of the Company’s acquisition of TomoTherapy. We are not able to control the amount and timing of resources that Siemens will devote to the development, sales or marketing of the Cayman Products, the distribution of CyberKnife Systems, or to future collaboration opportunities. Our own business may be disrupted, and we may have to divert attention from our other research and development activities, in order to satisfy our obligations under the Alliance Agreement. We may incur costs in excess of the consideration to be paid to us by Siemens. Even if Siemens and the Company successfully complete development of a product, it may not receive the regulatory approvals necessary to be marketed and sold. Failure to successfully develop, market and sell the product, failure of Siemens to distribute the CyberKnife System, and the failure of us and Siemens to successfully collaborate on future opportunities could negatively impact our stock price and our future business and financial results.

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

We may not be able to realize all of the desired benefits from our relationship with Compact Particle Acceleration Corporation (“CPAC”).

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

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. We implemented and began use of a new Enterprise Resource Planning, or ERP system effective January 1, 2011. Our initial implementation covered the basic elements of our ERP system. We plan to implement additional capabilities in the future and are in the process of migrating processes and systems used by TomoTherapy to the processes and systems used with our new ERP system. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, or if we fail to smoothly manage the new ERP system or its integration with TomoTherapy’s processes and systems, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized person or to the public. There can be no assurance that any efforts we make to prevent against such privacy breaches will prevent breakdowns or breaches in our systems that could adversely affect our business.

If we are unable to provide the significant education and training required for the healthcare market to accept our products, our business will suffer.

In order to achieve market acceptance of the CyberKnife and TomoTherapy Systems, we often need to educate physicians about the use of stereotactic radiosurgery and radiation therapy, convince healthcare payers that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs and help train qualified physicians in the skilled use of these systems. For example, the complexity and dynamic nature of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT require significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT and require departures from their customary practices. In addition, we also must educate clinicians regarding the entire functionality of our radiation therapy systems, including techniques using the full quantitative imaging capabilities of our treatment systems, which enable clinicians to adapt a patient’s treatment plan in response to anatomical changes and the cumulative amount of radiation received by specific areas within the patient over the course of treatment. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery, Robotic IMRT as well as adaptive radiation therapy and IGRT and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that any products we develop will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education. Failure to gain significant market acceptance would adversely affect our product sales and revenues, harming our business, financial condition and results of operations.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of September 30, 2011, we had an accumulated deficit of $170.9 million. We may incur net losses in the future, particularly as we increase our manufacturing, research and development, and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems and to control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

Multiple factors may adversely affect our ability to fully utilize certain tax loss carryforwards.

As of June 30, 2011, we had approximately $116.1 million and $45.9 million in federal and state net operating loss carry forwards, respectively, which expire in varying amounts beginning in 2019 for federal and 2015 for state purposes. Included in the federal and state net operating loss carryforwards is $72.0 million of federal net operating loss carryforwards and $18.0 million of state net operating loss carryforwards from the acquisition of TomoTherapy. The federal and state net operating loss carryforwards will expire in varying amounts beginning in 2010 for federal purposes and 2015 for state purposes. In addition, as of June 30, 2011, we had federal and state research and development tax credits of approximately $7.6 million and $7.5 million, respectively. The federal research credits will begin to expire in 2025 and the California research credits have no expiration date. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. However, none of Accuray and TomoTherapy’s federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

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

In addition, due to uncertain credit markets and concerns regarding the availability of credit, particularly in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which typically range from approximately $0.35 million for a TomoTherapy System and $0.5 million for a CyberKnife System, for customers who make only minor renovations to existing facilities, to up to $2 million for a TomoTherapy System and $2.5 million for a CyberKnife System, for customers who build entirely new facilities that include additional features not necessarily required for the operation of a TomoTherapy or CyberKnife System (e.g., audio visual equipment). This range is based solely on information provided to us by customers and will vary by geography and the needs of a particular customer. To date, these delays have primarily affected customers that were planning to operate freestanding CyberKnife or TomoTherapy Systems centers, rather than hospital-based customers. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations.

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

•                  Fluctuations in our gross margins and the factors that contribute to such fluctuations, as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations;

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

Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and service, which we may not be able to achieve.

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

We may not be able to achieve profitability with respect to our service business relating to TomoTherapy Systems.

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

Our customers rely significantly on reimbursement for CyberKnife and TomoTherapy procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for procedures that are performed with our products. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage for or payment for our procedures that are performed with our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results. In November 2011, the centers for Medicare and Medicaid Services, or CMS, issued the 2012 Medicare payment rates. While certain of the reimbursement rates are modestly higher than in the prior year, others are modestly lower than in the prior year, which could have a negative impact on the continued use of our products by existing customers and our ability to obtain new customers. CMS reviews such rates annually, and could implement more significant changes in future years. If in the future CMS significantly decreases reimbursement rates for stereotactic radiosurgery, Robotic IMRT or radiation therapy services, or if other cost containment measures are implemented in the United States or elsewhere, such changes could discourage cancer treatment centers and hospitals from purchasing our products. We have seen our customers’ decision making process complicated by the uncertainty surrounding the proposed reduction in Medicare reimbursement rates for radiotherapy and radiosurgery at freestanding clinics in the United States and for physician reimbursement for radiation oncology, which has resulted in delay and sometimes even failure to purchase our products.

We rely on a third party to perform spare parts shipping and other logistics functions on our behalf. A failure or disruption at our logistics provider would adversely impact our business.

Customer service is a critical element of our sales strategy. As of September 30, 2011, third-party logistics providers stored most of our spare parts inventory in depots around the world and performed a significant portion of our spare parts logistics and shipping activities. If any of our logistics providers suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify alternative logistics providers for our spare parts, shipments of spare parts to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.

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

If customers choose not to purchase a CyberKnife or TomoTherapy System or choose to purchase our competitors’ products, our revenue and market share would be adversely impacted, and there could be a material adverse effect on our business, financial condition and results of operations. In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy and radiosurgery, resulting in decreased demand for the TomoTherapy or CyberKnife Systems. Because the CyberKnife and TomoTherapy Systems have a long development cycle and because it can take significant time to receive government approvals or clearances for changes to the CyberKnife and TomoTherapy Systems, we must anticipate changes in the marketplace and the direction of technological innovation. Accordingly, if we are unable to anticipate and keep pace with new innovations in the cancer treatment market, the CyberKnife or TomoTherapy Systems or an aspect of their functionality may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If such pricing strategies are implemented, there could be downward pressure on the price of radiation therapy and radiosurgery systems. If we are unable to maintain or increase our selling prices, our gross margins will decline, and there could be a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Our management determined, as of June 30, 2011 and September 30, 2011, that we had a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective. We began our remediation efforts during the first quarter of fiscal 2012 which include (1) actively recruiting for several positions within the finance function, which will provide us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner and (2) implemented a practice, pursuant to which we consulted with, and will continue to consult with external subject matter experts as necessary to address any significant, non-routine transactions that may arise in order to validate the accounting approach prior to execution.

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

The complexity of our financial model contributes to our need for effective financial reporting systems and internal controls. We recognize revenue from a range of transactions including CyberKnife and TomoTherapy System sales, our shared ownership program and services. The CyberKnife and TomoTherapy Systems are complex products that contain both hardware and software elements. The complexity of the CyberKnife and TomoTherapy Systems and of our financial model pertaining to revenue recognition requires us to process a broader range of financial transactions than would be required by a company with a less complex financial model. Accordingly, deficiencies or weaknesses in our internal controls would likely impact us more significantly than they would impact a company with a less complex financial model. If we were to find that our internal controls were deficient, we could be required to amend or restate historical or pro forma financial statements, which would likely have a negative impact on our stock price. Our management determined, as of June 30, 2011 and September 30, 2011, that we had a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective. We began our remediation efforts during the first quarter of fiscal 2012.

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

Similarly, our issued patents and those of our licensors may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products which provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention from our core business. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge. In addition, we may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

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

As is common in the medical device industry, we employ individuals who were previously employed at other medical equipment or biotechnology companies, including our competitors or potential competitors. We may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend or against these claims. For example, on September 3, 2009, Best Medical filed a lawsuit against us in the U.S. District Court for the Western District of Pennsylvania, claiming we induced certain individuals to leave the employment of Best Medical and join our company in order to gain access to Best Medical’s confidential information and trade secrets. Best Medical is seeking monetary damages and other relief.  We filed a motion for summary judgment on May 20, 2011, Best Medical filed its response on June 21, 2011, and we filed a response to their response on July 8, 2011. On October 25, 2011, the court granted summary judgment in our favor on all counts.  If Best Medical wishes to appeal the judgment, it must file its notice of appeal on or before November 25, 2011. We are now awaiting a ruling by the court. Best Medical is seeking monetary damages and other relief. Even if we are successful in defending against claims of this nature, litigation could result in substantial costs and be a distraction to management.

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

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past, including two such recalls for the CyberKnife Systems, and two such recalls for the TomoTherapy Systems, during the three months ended September 30, 2011. Each of these recalls was initiated by Accuray. No serious adverse health consequences have been reported in connection with these recalls, and the costs associated with each such recall were not material. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations or recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

The CyberKnife Systems have been in use for a limited period of time for uses outside the brain, and the medical community has not yet developed a large quantity of peer-reviewed literature that supports safe and effective use in those locations in the body.

The CyberKnife System was initially cleared by a number of regulatory authorities for the treatment of tumors in the brain and neck. More recently, the CyberKnife Systems have been cleared in the United States to treat tumors anywhere in the body where radiation is indicated, and our future growth is dependent in large part on continued growth in full body use of the system. Currently, however, there are a limited number of peer-reviewed medical journal publications regarding the safety and efficacy of the CyberKnife System for treatment of tumors outside the brain or spine. If later studies show that the CyberKnife Systems are less effective or less safe with respect to particular types of solid tumors, or in the event clinical studies do not achieve the results anticipated at the outset of the study, use of the CyberKnife System could fail to increase or could decrease and our growth and operating results would therefore be harmed.

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

Our international sales have increased over the last four fiscal years. The percentage of our revenue derived from sales outside of the United States for the three months ended September 30, 2011 and 2010 was 51% and 39%, respectively. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

We depend on a limited number of distributors in our international markets. We have maintained both the distributors we had prior to the acquisition of TomoTherapy as well as TomoTherapy’s distributors, as product-specific distributors of our systems. We are evaluating whether to consolidate distribution channels in the jurisdictions in which we have multiple distributors. We cannot control the efforts and resources our third-party distributors will devote to marketing the CyberKnife or TomoTherapy Systems. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy Systems, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy Systems at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process and we are dependent on their ability to do so effectively. For example, our regulatory approval in Japan was suspended for a period of twelve months during 2003 as a result of a failure of our former CyberKnife System distributor to coordinate product modifications and obtain necessary regulatory clearances in a timely manner. As a result, the CyberKnife System was recalled in Japan and our former Japanese distributor was told to stop selling the CyberKnife System. In response, we retained a regulatory consultant who was not affiliated with our former Japanese distributor and worked with the Japanese Ministry of Health, Labor and Welfare and applied for, and received, approval to sell an updated version of the CyberKnife System under the name of CyberKnife II in Japan. By working with a new distributor, Chiyoda Technol Corporation, we were able to begin distributing the CyberKnife II System in 2004 with no probationary period. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy Systems, and our ability to sell and service the CyberKnife or TomoTherapy Systems in the region formerly serviced by such terminated distributor could be materially adversely affected. Any of these factors could materially adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not actively market the CyberKnife or TomoTherapy Systems or do not otherwise perform under our distribution agreements, our potential for revenue and gross margins from international markets may be dramatically reduced, and our business could be harmed. Finally, our efforts to consolidate distributors, if any, may not prove to be successful and may adversely affect our business, financial condition and results of operations.

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

Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production processes, controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe, as well as various other foreign laws and regulations. Because our manufacturing processes include diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future to be, subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. Our Sunnyvale facility, where we manufacture the CyberKnife System, was most recently inspected by the FDA in 2011. The 2011 inspection resulted in several observations. The initial classification of the inspection is considered to be Voluntary Action Indicated. We have undertaken corrective action in response to the FDA’s observations.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2011, customer contracts with extended payment terms of more than one year amounted to less than 2% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our net earnings. Also, longer or extended payment terms have, and may in the future, result in an increase in our days sales outstanding, or DSO.

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

At September 30, 2011, we had $140.2 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

The CyberKnife and TomoTherapy Systems are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device’s design, development, testing manufacturing, labeling, storage, record keeping, adverse event, reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication of or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA through either the premarket approval process or 510(k) clearance process. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

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

The FDA requires device manufacturers to make their own determination of whether or not a modification requires an approval or clearance; however, the FDA can review a manufacturer’s decision not to submit for additional approvals or clearances. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance. The FDA has recently issued a draft guidance that, if finalized, will result in manufacturers needing to seek a significant number of new or additional clearances for changes made to legally marketed devices.  We cannot assure you that the FDA will agree with our decisions not to seek approvals or clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications.

We have obtained 510(k) clearance for the CyberKnife System for the treatment of tumors anywhere in the body where radiation is indicated, and we have obtained 510(k) clearance for the TomoTherapy Systems to be used as integrated systems for the planning and delivery of IMRT for the treatment of cancer. The TomoTherapy Systems provide precise delivery of radiation to tumors while minimizing the delivery of radiation to vital healthy tissue. The TomoTherapy Systems deliver the radiation therapy, or stereotactic radiotherapy or radiosurgery, treatment in accordance with the physician approved plan using IMRT techniques delivered in a helical tomographic pattern. We have made modifications to the CyberKnife and TomoTherapy Systems in the past and may make additional modifications in the future that we believe do not or will not require additional approvals or clearances. If the FDA disagrees, based on new finalized guidance and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to the CyberKnife or TomoTherapy Systems and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA approval or clearance and we may be subject to significant regulatory fines or penalties.

In addition, even if the CyberKnife and TomoTherapy Systems are not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design, manufacture or labeling. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. We have voluntarily conducted recalls and product corrections in the past, including two such recalls for the CyberKnife Systems, and two such recalls for the TomoTherapy Systems, during the three months ended September 30, 2011. Each of these recalls was voluntarily initiated by Accuray. To date, no serious health consequences have been reported in connection with these recalls, and the costs associated with each such recall were not material. We cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. Any recall could divert management’s attention, cause us to incur significant expenses, generate negative publicity, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife or TomoTherapy Systems, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

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

Within the European Union, we are required under the Medical Device Directive to affix the Conformité Européene, or CE, mark on our products in order to sell the products in member countries of the EU. This conformity to the applicable directives is done through self declaration and is verified by an independent certification body, called a Notified body, before the CE mark can be placed on the device. Once the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking demonstrates that our products comply with the laws and regulations required by the European Union countries to allow free movement of trade within those countries. If we cannot support our performance claims and/or demonstrate or maintain compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the European Union.

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

On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations (1) to improve the 510(k) process and (2) to utilize science in regulatory decision making in ways that encourage innovation yet maintain predictability. The public comment period closed in early October 2010 and the FDA is targeting the implementation of or setting timelines for the implementation of “non-controversial” recommendations in 2011. At the same time, the FDA acknowledges that the recommendations are preliminary and no decisions have been made on specific changes to pursue. Nevertheless, we anticipate significant changes will result in the way 510(k) programs will operate and the increased data requirements, including clinical data, to obtain 510(k) clearance or PMA approval. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances or PMA approvals in a timely manner or the effect on our business.

On June 9 and 10, 2010, the FDA held a public meeting entitled “Device Improvements to Reduce the Number of Under-doses, Over-doses, and Misaligned Exposures from Therapeutic Radiation.” The expressed purpose of the meeting was to discuss steps that could be taken by manufacturers of radiation therapy devices to help reduce misadministration and misaligned exposures that have been reported in the press. In advance of and at the meeting, the FDA requested comments in the following areas: features that should be incorporated into radiation therapy devices and their related software, user training, and quality assurance measures. It is likely that the FDA will use the information gleaned at this meeting to significantly revise the standards and requirements for designing, manufacturing and marketing devices such as ours, creating uncertainty in the current regulatory environment around our current products and development of future products. Future legislative or policy initiatives directed at reducing costs could be introduced at either the federal or state level. We cannot predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere, what impact any legislation or regulations related to the healthcare system that may be enacted or adopted in the future might have on our business, or the effect of ongoing uncertainty or public perception about these matters will have on the purchasing decisions of our customers.

In July 2011, the Institute of Medicine, or IOM, which was requested by the FDA to evaluate and make recommendations on the 510(k) program, released its report entitled “Medical Devices and the Public Health, the FDA 510(k) Clearance Process.’ The report contained numerous and broad recommendations that, if followed, will have a significant impact on the medical device industry in general, and our operations specifically. We cannot predict what effect the recommendations by the IOM in its report to the FDA will have on the 510(k) program or our ability to obtain 510(k) clearances in a timely manner.

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

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services has promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information of patients by limiting their use and disclosure, giving patients the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities under which we are considered to be a “business associate” under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate physical, technical and administrative security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers could subject us to liability to both the government and the covered entity, adverse publicity, and could harm our business and impair our ability to attract new customers.

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

As of September 30, 2011, we had total consolidated long-term liabilities of approximately $88.9 million, including Notes in the amount of $76.6 million. Our level of indebtedness could have important consequences to you, because:

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

Furthermore, if a “fundamental change” (as defined in the indenture for the Notes) occurs, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. A “fundamental change” generally occurs when there is a change in control of the Company (acquisition of 50% or more of our voting stock, liquidation or sale of the Company not for stock) or trading of our stock is terminated. In the event of a “make-whole fundamental change” (as defined in the indenture for the Notes), we may also be required to increase the conversion rate applicable to Notes surrendered for conversion in connection with such make-whole fundamental change. A “make-whole fundamental change” is generally a sale of the company not for stock in another publicly traded company. In addition, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes.

Our directors, executive officers and major stockholders own approximately 23.8% of our outstanding common stock as of September 30, 2011, which could limit stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of September 30, 2011, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 23.8% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

None.

(b)	Use of Proceeds from Public Offering of Common Stock

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       (Removed and Reserved)

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws. (1)
10.1	Indenture by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of August 1, 2011.
10.2	Amendment to Strategic Alliance Agreement by and between the Registrant and Siemens Aktiengesellschaft, dated August 3, 2011.
10.3	Amendment to Employment Terms Letter Agreement by and between the Registrant and Chris Raanes, effective July 25, 2011.
10.4	Amended and Restated Employment Letter Agreement by and between the Registrant and Euan S. Thomson, Ph.D., dated September 29, 2011.
10.5	Employment Letter Agreement by and between the Registrant and Kelly Londy, dated September 13, 2011.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)          Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2011.

*   XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCURAY INCORPORATED

	By:	/s/ Euan S. Thomson
Euan S. Thomson, Ph.D.
President and Chief Executive Officer

	By:	/s/ Derek Bertocci
Derek Bertocci
Senior Vice President and Chief Financial Officer

Date: November 8, 2011