Form 10-Q
period 2011-12-31
ACCURAY INC
filed 2012-02-08
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of January 14, 2012, there were 71,053,981 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended December 31, 2011

PART I.                 FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2011	2011 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,467	$95,906
Restricted cash	3,502	3,172
Accounts receivable, net of allowance for doubtful accounts of $1,650 and $324 at December 31, 2011 and June 30, 2011, respectively	73,928	61,853
Inventories	82,881	97,836
Prepaid expenses and other current assets	12,481	21,115
Deferred cost of revenue—current	6,893	5,840
Total current assets	328,152	285,722

Property and equipment, net	40,825	44,823
Goodwill	56,187	54,474
Intangible assets, net	57,865	66,039
Deferred cost of revenue—noncurrent	2,945	2,258
Other assets	6,062	2,468
Total assets	$492,036	$455,784
Liabilities and equity
Current liabilities:
Accounts payable	$22,017	$38,645
Accrued compensation	19,175	27,406
Other accrued liabilities	23,659	43,012
Customer advances	22,968	25,829
Deferred revenue—current	83,552	68,152
Total current liabilities	171,371	203,044
Long-term liabilities:
Long-term other liabilities	5,744	6,321
Deferred revenue—noncurrent	5,997	6,092
Long-term debt	77,468	—
Total liabilities	260,580	215,457
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 73,145,513 and 72,199,837 shares at December 31, 2011 and June 30, 2011, respectively; outstanding: 71,005,545 and 70,059,819 shares at December 31, 2011 and June 30, 2011, respectively	71	70
Additional paid-in capital	402,998	373,963
Accumulated other comprehensive income	2,494	127
Accumulated deficit	(181,282)	(144,385)
Total stockholders’ equity	224,281	229,775
Noncontrolling interest	7,175	10,552
Total equity	231,456	240,327
Total liabilities and equity	$492,036	$455,784

(1) The condensed consolidated balance sheet at June 30, 2011 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue:
Products	$63,802	$35,271	$119,976	$55,187
Services	42,097	18,846	85,498	36,580
Other	524	129	1,400	547
Total net revenue	106,423	54,246	206,874	92,314
Cost of revenue:
Cost of products	32,800	13,256	71,173	20,753
Cost of services	33,177	11,380	70,526	23,180
Cost of other	203	144	504	678
Total cost of revenue	66,180	24,780	142,203	44,611
Gross profit	40,243	29,466	64,671	47,703
Operating expenses:
Selling and marketing	14,017	7,987	27,598	15,747
Research and development	19,874	9,313	40,439	17,360
General and administrative	13,663	8,481	28,632	17,040
Total operating expenses	47,554	25,781	96,669	50,147
Income (loss) from operations	(7,311)	3,685	(31,998)	(2,444)
Other income (expense), net	(4,513)	676	(7,371)	2,292
Income (loss) before provision for income taxes	(11,824)	4,361	(39,369)	(152)
Provision for income taxes	367	263	905	390
Net income (loss)	(12,191)	4,098	(40,274)	(542)
Noncontrolling interest	(1,804)	—	(3,377)	—
Net income (loss) attributable to stockholders	$(10,387)	$4,098	$(36,897)	$(542)

Net income (loss) per share:
Basic	$(0.15)	$0.07	$(0.52)	$(0.01)
Diluted	$(0.15)	$0.07	$(0.52)	$(0.01)
Weighted average common shares used in computing net income (loss) per share
Basic	70,698	59,282	70,481	58,975
Diluted	70,698	61,376	70,481	58,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010

Cash Flows From Operating Activities
Net loss	$(40,274)	$(542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,521	2,890
Share-based compensation	4,556	4,451
Realized gain on investments	—	(3)
Accretion of interest on long-term debt	1,597	—
Provision for bad debts	1,342	136
Provision for write-down of inventories	1,020	675
Loss (gain) on disposal of property and equipment	166	(117)
Changes in assets and liabilities:
Restricted cash	(335)	—
Accounts receivable	(15,036)	8,480
Inventories	12,104	(8,783)
Prepaid expenses and other current assets	8,406	796
Deferred cost of revenue	(1,751)	5,315
Other assets	(703)	(15)
Accounts payable	(16,974)	(4,009)
Accrued liabilities	(23,800)	(802)
Customer advances	(2,460)	631
Deferred revenue	17,204	(8,888)
Net cash (used in) provided by operating activities	(38,417)	215
Cash Flows From Investing Activities
Purchases of property and equipment , net	(3,900)	(3,250)
Acquisition of business	(1,384)	—
Purchase of investments	—	(71,619)
Sale and maturity of investments	—	74,929
Net cash (used in) provided by investing activities	(5,284)	60
Cash Flows From Financing Activities
Proceeds from issuance of common stock	978	2,543
Proceeds from employee stock purchase plan	1,052	973
Proceeds from debt, net of costs	96,100	—
Net cash provided by financing activities	98,130	3,516
Effect of exchange rate changes on cash	(1,868)	288
Net increase in cash and cash equivalents	52,561	4,079
Cash and cash equivalents at beginning of period	95,906	45,434
Cash and cash equivalents at end of period	$148,467	$49,513

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity, Compact Particle Acceleration Corporation (“CPAC”) (for further information, see “Note 11, Investment in CPAC”). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2012, for any other interim period or for any future year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to revenue recognition, business combination and intangible asset impairment, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expenses and accruals. Actual results could differ materially from those estimates.

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

Restricted Cash

Restricted cash primarily relates to funds held related to Value-Added Tax (‘VAT’) guarantees in a foreign jurisdiction and certain performance obligation guarantees.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments. The fair value of the 3.75% Convertible Senior Notes due August 1, 2016 (the “Notes”) was $78.3 million at December 31, 2011, which was based on the quoted market price on December 30, 2011 (the last trading day during the three and six months ended December 31, 2011).

Concentration of Credit and Other Risks

The Company’s cash and cash equivalents are mainly deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

For the three and six months ended December 31, 2011 and 2010, there were no customers that represented 10% or more of total net revenue. At December 31, 2011 and June 30, 2011, there were no customers and one customer, respectively, whose accounts receivable balance was 10% or more of the Company’s total accounts receivable.

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

The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables. For revenue arrangements with multiple elements which were entered into prior to the adoption of the new standards and which have not subsequently been materially modified, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for each element is based upon the Company’s standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company’s pricing committee when that product or service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the system and optional product upgrades, based upon the residual method. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, and (2) establishment of VSOE of fair value for all remaining undelivered elements.

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

Product Revenue

The majority of product revenue is generated from sales of the systems. The Company sells its systems with PCS contracts that provide for upgrades when and if they become available, training points and at times, professional services. If the Company is responsible for installation, the Company recognizes revenue only after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery.

Service Revenue

Service revenue is generated primarily from warranty services, post warranty services, installation services, unspecified when and if available product upgrades, training, and professional services. Warranty and post warranty service revenue is deferred and recognized ratably over the service period, generally 12-18 months, until no further obligation exists. The warranty service period starts upon product acceptance. Training and consulting service revenues that are not deemed essential to the functionality of the systems are recognized as such services are performed. Installation service revenue is recognized concurrent with system revenue.

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

Future minimum revenues under shared ownership arrangements as of December 31, 2011 are as follows (in thousands):

Year Ending June 30,	Amount
2012 (remaining 6 months)	$587
2013	1,113
2014	1,104
2015	1,104
2016	696
Thereafter	560
Total	$5,164

Under the terms of the shared ownership program, the customer has the option to purchase a CyberKnife or TomoTherapy System at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement. At December 31, 2011, the Company had three systems installed under its shared ownership program. There were no sales of CyberKnife or TomoTherapy Systems that were formerly under the shared ownership program during the three and six months ended December 31, 2011. Product revenue of $3.6 million was recognized during the three and six months ended December 31, 2010 from the sale of one CyberKnife system that was formerly a part of the Company’s shared ownership program.

The CyberKnife and TomoTherapy Systems associated with the Company’s shared ownership program are recorded within property and equipment. Depreciation and warranty expenses attributable to the CyberKnife shared ownership systems are recorded within cost of products.

Long-term construction and manufacturing contracts

The Company recognizes revenue and cost of revenue related to long-term construction and manufacturing contracts using contract accounting on the percentage-of-completion or the completed contract method. The Company records such revenue under other revenue and cost of such revenue under cost of other in the condensed consolidated statements of operations. Any loss provision identified from the total contract in the period is recorded as an increase to cost of revenue.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue, deferred service revenue and deferred other revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance payments that will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units and direct service costs for which the revenue has been deferred in accordance with the Company’s revenue recognition policies. Deferred revenue and associated deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively.

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

The fair value of the reporting unit is determined using the market approach. Under the market approach, the Company estimates the fair value of each reporting unit based on the Company’s closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required. Through December 31, 2011, there have been no such impairment losses. Purchased intangible assets other than goodwill, including developed technology, in-process research and development, backlog and distributor license, are amortized on a straight-line basis over their estimated useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which range from approximately one to six years.

Business Combinations

In fiscal 2011, the Company applied ASC 805, Business Combinations, and accounted for the acquisition of TomoTherapy using the acquisition method of accounting. The underlying principles are similar to the previous accounting guidance and require that the Company recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments, if any, are recorded to the Company’s consolidated statements of operations. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired company are reflected in the Company’s condensed consolidated financial statements after the date of the merger or acquisition.

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

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. As of December 31, 2011, the amount of gross unrecognized tax benefits was $14.8 million all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of December 31, 2011, the Company had accrued a net $0.5 million payable for interest and penalties. The Company anticipates that except for $0.2 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Numerator:
Net income (loss) used in computing basic and diluted net income (loss) per share	$(10,387)	$4,098	$(36,897)	$(542)
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	70,698	59,282	70,481	58,975
Add: dilutive stock options and awards outstanding	—	2,094	—	—
Weighted-average shares used in computing diluted net income (loss) per share	70,698	61,376	70,481	58,975

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of
	December 31,
	2011	2010

Options to purchase common stock	8,115	7,017
Restricted stock units	1,151	733
Performance stock units	954	—
Restricted stock awards	37	—
	10,257	7,750

The Notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method.  For the three and six months ended December 31, 2011, the potential dilutive shares under the Notes were excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Americas (including Puerto Rico)	$54,262	$38,890	$103,111	$61,961
Europe	25,330	10,575	53,945	20,525
Asia (excluding Japan)	19,715	3,689	35,872	7,021
Japan	7,116	1,092	13,946	2,807
Total	$106,423	$54,246	$206,874	$92,314

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, applicable for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment for a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative two-step impairment test is unnecessary. Early adoption is permitted for annual and interim goodwill impairment tests if an entity’s financial statements for the most recent interim period have not yet been issued. The Company does not expect that adoption of this guidance will have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The FASB issued ASU 2011-12 in December 2011 to defer certain presentation requirements of the new guidance. ASU 2011-05 is effective for the Company in the first quarter of fiscal year 2013 and should be applied retrospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-05 on its condensed consolidated financial statements.

3. Alliance Agreement

In June 2010, the Company entered into a Strategic Alliance Agreement with Siemens AG, (the “Agreement”), pursuant to which (1) the Company granted Siemens certain distribution rights to its CyberKnife Systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linear accelerator (“linac”) products, the combined products being known as the Cayman Products, and (3) the Company created a research and development relationship between Accuray and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future. Sales activity to date under the Agreement has not been material. Under the Agreement, both Siemens and the Company had the right to terminate the Agreement on written notice within 60 days following the acquisition of or by either party by specified competitors. On August 3, 2011, the Company entered into an Amendment to the Agreement with Siemens, which provided that each of the Company’s and Siemens’ right to terminate the Agreement as a result of the acquisition of TomoTherapy by the Company was extended until December 31, 2011 in order to allow the Company and Siemens to evaluate the impact of the TomoTherapy acquisition on the arrangements created by the Agreement. On December 23, 2011, the Company received notice from Siemens of its termination of the Agreement effective immediately. Siemens indicated that it was terminating the Agreement, as permitted by its terms, due to Accuray’s acquisition of TomoTherapy as well as to Siemens’ restructuring its radiation oncology business. In connection with the termination of the Agreement, on December 26, 2011, the Company and Siemens entered into an Amended and Restated Multiple Linac and Multi-Modality Distribution Agreement (the “Distribution Agreement”). The Distribution Agreement was amended in order to expand Siemens’ distribution rights, which had previously been specific to the Company’s CyberKnife Systems, to add the right to include TomoTherapy Systems in multi-product sales when it also sells its own products.

4. Comprehensive Income (Loss)

The components of total comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net income (loss)	$(10,387)	$4,098	$(36,897)	$(542)
Unrealized gain (loss) on investments	—	(25)	—	3
Foreign currency translation adjustments	1,532	(46)	2,367	43
Total comprehensive income (loss)	$(8,855)	$4,027	$(34,530)	$(496)

Accumulated other comprehensive income at December 31, 2011 and June 30, 2011 consisted of accumulated foreign currency translation adjustments. No component of other comprehensive income at December 31, 2011 was attributable to CPAC.

5. Balance Sheet Components

Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,	June 30,
	2011	2011
Accounts receivable	$72,649	$59,858
Unbilled fees and services	2,929	2,319
	75,578	62,177
Less: Allowance for doubtful accounts	(1,650)	(324)
Accounts receivable, net	$73,928	$61,853

Inventories

Inventories consist of the following (in thousands):

	December 31,	June 30,
	2011	2011
Raw materials	$59,892	$60,309
Work-in-process	7,317	10,002
Finished goods	15,672	27,525
Total inventories	$82,881	$97,836

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2011	2011
Furniture and fixtures	$5,765	$5,317
Computer and office equipment	8,545	8,280
Software	8,425	8,107
Leasehold improvements	15,740	15,386
Machinery and equipment	34,324	33,692
CyberKnife shared ownership systems	3,501	4,923
Construction in progress	2,517	602
	78,817	76,307
Less: Accumulated depreciation and amortization	(37,992)	(31,484)
Property and equipment, net	$40,825	$44,823

Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2011 was $4.1 million and $8.3 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended December 31, 2010 was $1.4 million and $2.7 million, respectively. Accumulated depreciation related to the CyberKnife systems attributable to the shared ownership program as of December 31, 2011 and June 30, 2011 was $0.9 million and $2.1 million, respectively.

6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months
	Ended	Year Ended
	December 31,	June 30,
	2011	2011
Balance at the beginning of the period	$54,474	$4,495
Addition related to acquisition	—	49,979
Adjustments related to prior year acquisition (1)	1,713	—
Balance at the end of the period	$56,187	$54,474

(1)  Primarily represents an additional liability incurred as part of the TomoTherapy acquisition.

Intangible Assets

The Company’s intangible assets associated with completed acquisitions at December 31, 2011 and June 30, 2011 are as follows (in thousands):

		December 31, 2011			June 30, 2011
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)
Developed technology	6	$43,455	$(5,679)	$37,776	$43,455	$(2,069)	$41,386
Backlog	1.25	10,500	(4,667)	5,833	10,500	(467)	10,033
Distributor license	2.5	1,860	(404)	1,456	1,860	(40)	1,820
In-process research and development (CPAC)	Indefinite	12,800	—	12,800	12,800	—	12,800
		$68,615	$(10,750)	$57,865	$68,615	$(2,576)	$66,039

Amortization expense related to intangible assets was $4.1 million and $0.1 million for the three months ended December 31, 2011 and 2010, respectively and $8.2 million and $0.1 million for the six months ended December 31, 2011 and 2010, respectively.

The estimated future amortization expense of purchased intangible assets, excluding in-process research and development, as of December 31, 2011 is as follows (in thousands):

Year Ending June 30,	Amount
2012 (remaining six months)	$8,046
2013	9,306
2014	7,298
2015	6,933
2016	6,934
Thereafter	6,548
$45,065

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

Accuray Securities Litigation

On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions were consolidated. The consolidated complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding its operations and seek unspecified monetary damages and other relief. On August 31, 2010, the Court granted defendants’

motion to dismiss the consolidated complaint and granted plaintiffs leave to file an amended complaint. On September 27, 2010, plaintiffs filed an amended complaint. The amended complaint names the Company and certain of its current and former officers and directors as defendants and generally alleges that the defendants made false or misleading public statements regarding its operations. The amended complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the amended complaint. On April 28, 2011, the parties filed a stipulation of settlement with the court, providing for the settlement of the litigation for a payment of $13.5 million which will be covered by insurance. The court preliminarily approved the settlement on June 10, 2011. A hearing on the terms of the settlement was held on September 1, 2011. On December 8, 2011 the Court issued its final judgment and order of dismissal with prejudice.

Litigation relating to the TomoTherapy Acquisition

On March 11, 2011, a purported class action complaint was filed in the Circuit Court for the State of Wisconsin, Dane County, on behalf of a putative class of TomoTherapy shareholders and naming as defendants TomoTherapy and TomoTherapy’s board of directors (prior to the acquisition of TomoTherapy by the Company). Thereafter, four additional complaints were filed in the same court on behalf of the same class and against the same defendants, and two such complaints also named the Company and Jaguar Acquisition, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). On April 4, 2011, all five actions were consolidated. The complaints generally alleged that, in connection with the Company’s then proposed merger transaction with TomoTherapy, TomoTherapy’s board breached their fiduciary duties by, among other things, failing to maximize the value of TomoTherapy to its shareholders and purportedly agreeing to certain terms in the merger agreement, which were allegedly preclusive and onerous. The complaints further alleged that the Company and Merger Sub aided and abetted TomoTherapy’s board of directors in their alleged breaches of fiduciary duties. The plaintiffs sought, among other things, an injunction barring consummation of the merger, rescission or recessionary damages, costs and attorney’s fees. The Company and Merger Sub were dismissed from the litigation without prejudice on April 19, 2011. The consolidated complaint against TomoTherapy and the former directors of TomoTherapy was dismissed with prejudice and without costs to either party on July 5, 2011.

Best Medical Trade Secret Litigation

On September 3, 2009, Best Medical International, Inc. (“Best Medical”) filed a lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming it induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical’s confidential information and trade secrets. Best Medical is seeking monetary damages and other relief. The Company filed a motion for summary judgment on May 20, 2011, Best Medical filed its response on June 21, 2011, and the Company filed a response to their response on July 8, 2011. On October 25, 2011, the court granted summary judgment in favor of the Company on all counts. On November 21, 2011 Best Medical filed a notice of appeal, and the parties await a ruling by the appellate court.

Best Medical Patent Litigation

On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming it has infringed U.S. Patent No. 5,596,619 a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. On December 2, 2010, the Court granted the Company’s motion to dismiss, with leave to amend. On December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringed U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. The Court issued a Scheduling Order on May 12, 2011 appointing a special master for claim construction, and setting a claim construction hearing on January 10, 2012. Best Medical moved to voluntarily dismiss one of the two remaining patent claims on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent (U.S. Patent No. 6,038,283) at issue in the case. On September 1, 2011, the Court modified its Scheduling Order, setting a claim construction hearing on January 24-25, 2012. On January 4, 2012, the Court again modified its Scheduling Order, changing the claim construction hearing to May 16-17, 2012. Best Medical is seeking declaratory and injunctive relief, as well as unspecified compensatory and treble damages and other relief. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

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

Radiation Stabilization Solutions Patent Litigation

On September 15, 2011, Radiation Stabilization Solutions LLC (“Radiation Stabilization Solutions”) filed a patent infringement complaint in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint, alleged the Company’s sale of our TomoHD product induces infringement of or contributorily infringes U.S. Patent No. 6,118,848, or the ‘848 Patent, and sought unspecified monetary damages for the alleged infringement. The complaint also named Varian Medical Systems, Inc., BrainLab AG, BrainLab, Inc., Elekta AB and Elekta, Inc. as defendants, alleging that certain of their products also infringe the ‘848 patent. On October 27, 2011, the Court dismissed the complaint without prejudice because non-resident defendants had been improperly named in the complaint.

On October 28, 2011, Radiation Stabilization Solutions filed a new complaint against the Company and a customer of the Company in the United States District Court for the Northern District of Illinois, Eastern Division. The new complaint repeats the original complaint’s allegations against the Company and seeks unspecified monetary damages for the alleged infringement. The complaint further alleges that the customer directly and indirectly infringes the ‘848 patent, and seeks unspecified monetary damages for the alleged infringement. Radiation Stabilization Solutions also filed individual suits against each of Varian and Elekta and several of their respective customers. Radiation Stabilization Solutions served the complaint on Accuray and its customer on December 7, 2011. At this time, we do not have enough information to estimate what, if any, financial impact this claim will have.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2011.

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

The total purchase price for TomoTherapy was approximately $248.0 million and was comprised of the following (in thousands):

Cash	$174,178
Common stock issued (9,112,511 shares)	67,341
Stock options assumed (1,539,255 shares)	2,234
Restricted stock awards assumed (429,591 shares)	4,270
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

	Three Months	Six Months
	Ended	Ended
	December 31, 2010	December 31, 2010
	(unaudited)
Net revenue	$116,348	$196,201
Net loss attributable to stockholders	$(4,104)	$(26,422)
Diluted loss per share	$(0.06)	$(0.39)

9. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Cost of revenue	$437	$181	$995	$644
Selling and marketing	151	113	$380	357
Research and development	567	620	$1,169	1,294
General and administrative	792	1,041	$2,012	2,156
	$1,947	$1,955	$4,556	$4,451

At December 31, 2011 and June 30, 2011, capitalized share-based compensation costs of $0.4 million and $0.3 million, respectively, were included as components of inventories.

Performance-Based Awards

During fiscal 2012, the Compensation Committee of the Board of Directors of the Company approved granting of Performance-Based Stock Units (“PSUs”) to employees of the Company which vest only upon meeting certain financial performance criteria during the performance period commencing on the first day of the Company’s 2012 fiscal year and ending on the last day of the Company’s 2013 fiscal year. In the event that the PSUs do not become vested as a result of the Company’s performance during the performance period, all PSUs are automatically forfeited by the participants effective as of the last day of the performance period. During the six months ended December 31, 2011, approximately 1.0 million PSUs have been granted to employees valued at approximately $3.9 million which was based on the fair value of the Company’s common stock on the grant date and will be recognized over the requisite performance period based on management’s assessment of the probability of achieving the performance criteria. As of September 30, 2011 and December 31, 2011, management assessed that it was not probable that the performance criteria would be met during the performance period and accordingly, no compensation cost has been recognized for the PSUs during the three and six months ended December 31, 2011.

10. Debt

On August 1, 2011, the Company issued $100 million aggregate principal amount of the Notes to certain qualified institutional buyers or QIBs. The Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $96.1 million.  The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

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

The following table presents the carrying value of the Notes as of December 31, 2011 (in thousands):

Carrying amount of the equity conversion component	$23,189

Principal amount of the Notes	$100,000
Unamortized debt discount (1)	(22,532)
Net carrying amount	$77,468

(1) As of December 31, 2011, the remaining period over which the unamortized debt discount will be amortized is 55 months.

A summary of interest expense and effective interest rate on the liability component related to the Notes for the three and six months ended December 31, 2011 is as follows (in thousands):

	Three months ended	Six months ended
	December 31, 2011	December 31, 2011

Effective interest rate	10.0%	10.0%
Interest expense related to contractual interest coupon	$938	$1,563
Interest expense related to amortization of debt discount	959	1,598
Total interest expense recognized	$1,897	$3,161

11. Investment in CPAC

During April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include TomoTherapy, private investors and potential customers.

TomoTherapy contributed intellectual property with a fair market value of approximately $1.9 million as its investment in CPAC. CPAC has raised additional capital from other investors of $22.7 million since 2008 through the sale of stock. As of December 31, 2011, the Company’s ownership interest in CPAC was 5.5%. Although TomoTherapy’s ownership in CPAC is less than 50%, the Company includes CPAC in its condensed consolidated financial statements because TomoTherapy is the primary beneficiary of CPAC due to its overall control of CPAC’s activities and TomoTherapy’s option to purchase a portion of the CPAC stock held by other CPAC investors. CPAC’s outside stockholders’ interests are shown in the Company’s condensed consolidated financial statements as “Noncontrolling interest.”

In December, 2010, TomoTherapy and certain other CPAC investors purchased convertible promissory notes from CPAC. Under the terms of the notes, TomoTherapy received warrants for 1,386,983 common shares of CPAC. Total consideration for the notes TomoTherapy purchased was $0.8 million. Other participating investors purchased $0.8 million of the convertible promissory notes and received warrants for an aggregate of 1,386,981 shares of CPAC. The convertible promissory notes to the other participating investors in CPAC are included in “Other accrued liabilities” in the Company’s condensed consolidated balance sheets. The notes bear interest at 12% and are convertible into CPAC’s common stock at a per share conversion price as defined in the notes. The CPAC warrants are exercisable through November 2020 at an exercise price of $0.57 per CPAC common share. At December 31, 2011, no notes had been converted and no warrants had been exercised.

On March 9, 2011, TomoTherapy entered into a revolving promissory note with CPAC. On May 10, 2011, the revolving promissory note was amended to increase the maximum amount available to borrow to $1.9 million. As of December 31, 2011, $1.9 million was outstanding under the revolving promissory note. The revolving promissory note bears interest at 12% per annum compounded quarterly. The revolving promissory note expires and all amounts become due on the earlier of December 31, 2011, a transaction involving a change of control, or an event of default. The Company has not waived its rights to repayment of the note.

In September 2011 and October 2011, Accuray and certain other CPAC investors purchased convertible promissory notes from CPAC. Total consideration for the notes Accuray purchased was $0.4 million. The other investors purchased a total of $0.4 million of the convertible promissory notes. The convertible promissory notes held by the other investors are included in “Other accrued liabilities” in the Company’s condensed consolidated balance sheets.  The convertible promissory notes issued in September and October 2011 bear interest at 12% per annum and are convertible upon the earlier of (a) a voluntary conversion, at a conversion price agreed by CPAC and holders of notes having at least 70% of the aggregate outstanding principal balance, and (b) an automatic conversion, simultaneously with the closing of CPAC’s next financing of a specified amount, at a specified per share conversion price.

In addition to the relationships described above, TomoTherapy also has a contractual agreement to provide certain accounting and back office support and management services to CPAC. Also, Accuray may provide additional financial support to CPAC in the future. Settlements of CPAC’s obligations are restricted to the assets of CPAC, and creditors and beneficial interest holders of CPAC have no contractual recourse to the Company.

12. Restructuring Charges

In the second quarter of fiscal 2012, the Company implemented a Workforce Re-alignment Program (“WFA”) which affects approximately 51 full-time positions across the organization. The WFA was designed to position the workforce more appropriately for the Company’s growth strategy and to help achieve cost synergies associated with the acquisition of TomoTherapy during fiscal 2011. The Company estimates the total restructuring-related charges associated with the WFA to be approximately $1.8 million in cash related to employee severance pay and related expenses. For the quarter ended December 31, 2011, the Company reduced its global workforce under this program by 34 full-time employees and recorded $1.5 million in charges for severance and related benefits, of which $1.1 million has been paid as of December 31, 2011. The activities comprising this WFA will be substantially completed by the end of the fourth quarter of fiscal 2012. Restructuring charges are reflected within the respective operating expenses in the condensed consolidated statements of operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2011 and results of operations for the three and six months ended December 31, 2011 and 2010 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to statements related to: anticipated costs and timing relating to the integration of TomoTherapy; the timing for recognition of deferred service revenue; the growth of our service business as our installed base grows; the impact and timing of purchase accounting adjustments; future profitability and cash flow generation; the sufficiency of our cash resources; future capital requirements; and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof.  Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A of our Form 10-K for the year ended June 30, 2011 and Part II, Item 1A of Form 10-Q for the quarter ended September 30, 2011, as updated in Part II, Item IA of this quarterly report on Form 10-Q. We encourage you to read those sections carefully. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and are subject to the risks referred to above. We have based these forward-looking statements on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We believe we are the premier radiation oncology company based on our history of rapid innovation and our leading edge technologies designed specifically to deliver radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy, and adaptive radiation therapy that is tailored to the specific needs of each patient. Our suite of products includes the CyberKnife® Systems and the TomoTherapy® Systems. The systems are highly complementary offerings, serving distinct patient populations treated by the same medical specialty.

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

•                  Greater awareness among doctors and patients of the benefits of radiosurgery with the CyberKnife Systems;

•                  Continued evolution in clinical studies demonstrating the safety and efficacy of the use of the CyberKnife Systems to treat tumors in various parts of the body;

•                  Continued advances in technology which improve the quality of treatments and ease of use of the CyberKnife Systems;

•                  Improved access to radiosurgery with the CyberKnife Systems in various countries through regulatory approvals and / or medical insurance reimbursement rates; and

•                  Expansion of sales of CyberKnife Systems in countries throughout the world.

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. We began selling TomoTherapy Systems after our acquisition of TomoTherapy Incorporated on June 10, 2011. Radiation therapy is used in a variety of ways, often to treat tissue surrounding a tumor area after surgical removal of the tumor and also as the primary treatment for tumors. Radiation therapy treatments impact both cancer cells as well as healthy tissue; therefore the total prescribed radiation dose is divided into many fractions and delivered in an average of 25 to 35 treatment sessions over several weeks. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of linacs to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. Large companies, including Varian Medical Systems, Inc. and Elekta AB, generate most sales in this market. While the market for radiation therapy systems is very large and well established, growth in demand for radiation therapy system is generally considered to be lower than for radiosurgery systems. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales in this established market will be influenced by a number of factors including the following:

•                  Greater awareness among doctors and patients of the benefits of radiation therapy using TomoTherapy Systems;

•                  Advances in technology which improve the quality of treatments and ease of use of TomoTherapy Systems; and

•                  Expansion of TomoTherapy System sales in countries throughout the world.

Sale of Our Products

Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to two years and involves personnel with multiple skills. The time from receipt of a complete order to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system. This time varies significantly, generally from six to twenty-four months.

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in France, Belgium, Germany, England, Spain, Turkey, Russia, India, Japan, Hong Kong, China and Singapore. The following table shows the number of systems installed by geographic region as of December 31, 2011:

Americas	364
Europe	130
Asia (excluding Japan)	75
Japan	47
Total	616

International sales of our products account for a significant and growing portion of our total revenue. Revenue derived from sales outside of the United States was $52.2 million and $103.8 million for the three and six months ended December 31, 2011 while it was $15.4 million and $30.4 million for the three and six months ended December 31, 2010, respectively. International sales as a percentage of our total revenue was 49% and 28% for the three months ended December 31, 2011 and 2010, respectively and 50% and 33% for the six months ended December 31, 2011 and 2010, respectively. The increase in international revenues during fiscal 2012 resulted from the inclusion of sales of TomoTherapy products and services in the three and six months ended December 31, 2011.

Backlog

Since the start of fiscal 2012 (the fiscal year beginning July 1, 2011), we have been reporting backlog in a manner that is common for all of our products.

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

For orders that cover both products and services, only the portion of the order that is recognized as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, warranty service, installation and training) is not included in reported backlog. Additionally, orders for TomoTherapy Systems made on or before June 30, 2011, that met the historical TomoTherapy backlog criteria have been grandfathered into, and are included in, our backlog, with the exception of orders that would have “aged out” as of June 30, 2011. TomoTherapy previously did not have an “age out” criteria, so we have adjusted the TomoTherapy backlog to age out orders where 2.5 years have passed from the time the order entered TomoTherapy’s backlog. As of December 31, 2011, product only backlog was $276.8 million in total. This amount is calculated based on the criteria set forth below and therefore is not comparable to backlog amounts previously reported for CyberKnife or TomoTherapy Systems, which were calculated using different criteria. Accordingly, we have not included, for comparison purposes, backlog amounts as of December 31, 2010 for either CyberKnife or TomoTherapy Systems, due to the changes in methodology.

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

Material Weakness in Internal Control Over Financial Reporting

In connection with our evaluation of internal control over financial reporting for the fiscal year ended June 30, 2011, we identified a material weakness relating to our accounting for significant, non-routine transactions.  During the three and six months ended December 31, 2011, our efforts to remediate the previously reported material weakness in internal control over financial reporting consisted of the following corrective actions:

•                  We hired several finance personnel and are continuing to recruit for several positions within the finance function, which will provide us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner.

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

Results of Operations

Three and Six Months Ended December 31, 2011 Compared to Three and Six Months Ended December 31, 2010

Net Revenue

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent	2011	2010	Variance	Percent
Products	$63,802	$35,271	$28,531	81%	$119,976	$55,187	$64,789	117%
Services	42,097	18,846	23,251	123%	85,498	36,580	48,918	134%
Other	524	129	395	306%	1,400	547	853	156%
Net Revenue	$106,423	$54,246	$52,177	96%	$206,874	$92,314	$114,560	124%

Total net revenue for the three months ended December 31, 2011 increased by $52.2 million from the three months ended December 31, 2010 to $106.4 million. This increase was due to the addition of $59.0 million of revenue related to our TomoTherapy Systems, less a decline of $6.8 million in revenue related to our CyberKnife Systems due to one less unit sold during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 and lower revenue per system due to unfavorable exchange rates in certain geographies where our products are sold.

The increase in product revenue for the three months ended December 31, 2011 as compared to the comparable period in 2010 was due to $37.1 million related to TomoTherapy Systems, less a decline of $8.6 million related to CyberKnife Systems. The increase in service revenue for the three months ended December 31, 2011 as compared to the comparable period in 2010 was due to $21.4 million related to TomoTherapy service revenue and an increase of $1.8 million related to CyberKnife service revenue.

We acquired TomoTherapy on June 10, 2011, therefore our results for the three and six month period ended December 31, 2010 did not include any revenues or cost of revenues related to TomoTherapy Systems. In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. During the three and six month periods ended December 31, 2011, $3.7 million and $8.8 million, respectively, of the write-up of deferred service revenue was recognized as service revenue. We anticipate the balance of this write-up will be recognized as service revenue through the fourth quarter of fiscal 2012.

We expect our service revenue to increase as our installed base continues to grow.

Total net revenue for the six months ended December 31, 2011 increased by $114.6 million from the six months ended December 31, 2010 to $206.9 million due to the addition of $128.3 million of revenue related to our TomoTherapy Systems, less a decline of $13.7 million in revenue related to our CyberKnife Systems due to one less unit sold during the six months ended December 31, 2011 as compared to the six months ended December 31, 2010, lower revenue per system due to changes in the mix of products sold, and unfavorable exchange rates in certain geographies where our products are sold, partially offset by increases in service revenues due to increases in the installed base.

The increase in product revenue for the six months ended December 31, 2011 as compared to the comparable period in 2010 was due to $82.0 million related to TomoTherapy Systems, less a decline of $17.2 million related to CyberKnife Systems. The increase in service revenue for the six months ended December 31, 2011 as compared to the comparable period in 2010 was due to $45.1 million related to TomoTherapy service revenue and an increase of $3.8 million related to CyberKnife service revenue.

Gross Profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net
	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)
Gross profit	$40,243	37.8%	$29,466	54.3%	$64,671	31.3%	$47,703	51.7%
Products	$31,002	48.6%	$22,015	62.4%	$48,803	40.7%	$34,434	62.4%
Services	$8,920	21.2%	$7,466	39.6%	$14,972	17.5%	$13,400	36.6%
Other	$321	61.3%	$(15)	-11.6%	$896	64.0%	$(131)	-23.9%

Our gross profit margin for the three months ended December 31, 2011 was 16.5 percentage points lower than during the three months ended December 31, 2010. This decline was due principally to the lower gross profit margin of 26.0% on TomoTherapy revenues included in our results of operations for the three months ended December 31, 2011. In addition, the gross profit margin on CyberKnife revenues declined slightly by 1.8 percentage points primarily due to unfavorable exchange rates which was partially offset by higher margins on service revenues.

Our gross profit margin for the six months ended December 31, 2011 was 20.4 percentage points lower than during the six months ended December 31, 2010. This decline was due principally to the lower gross profit margin of 21.1% on TomoTherapy revenues included in our results of operations for the six months ended December 31, 2011. In addition, the gross profit margin on CyberKnife revenues declined by 3.9 percentage points primarily due to changes in product mix and unfavorable exchange rates, partially offset by higher margins on service revenues.

In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. These included the write-up of inventory based on selling price rather than cost of manufacturing, the write-down of deferred product revenue, the write-up of deferred service revenue, and the recording of intangible assets related to developed technology and to backlog existing at the time of the acquisition. On the acquisition date, deferred service and product revenues were valued at cost plus a reasonable margin. Including the results of these and other purchase accounting adjustments, the results from the sale of TomoTherapy services for the six month period ended December 31, 2011 reflect a negative gross margin. Also, the results from the sale of TomoTherapy products were negatively impacted by these purchase accounting adjustments during the same period. During the three and six month periods ended December 31, 2011, product revenues were reduced by $0.1 million and $0.5 million, respectively, while product cost of revenues were increased by $4.5 million and $16.0 million, respectively. Services revenues were increased by $3.7 million and $8.8 million for the three and six month periods ended December 31, 2011, respectively, while services cost of revenues were decreased by $1.1 million during the three month period ended December 31, 2011 and increased by $1.4 million during the six month period ended December 31, 2011. We expect that the impact of the purchase accounting adjustments to inventory and deferred revenues will flow through our statement of operations from the date of the acquisition through the fourth quarter of fiscal 2012.

Selling and Marketing

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent	2011	2010	Variance	Percent
Selling and marketing	$14,017	$7,987	$6,030	75%	$27,598	$15,747	$11,851	75%
Percentage of net revenue	13.2%	14.7%			13.3%	17.1%

Selling and marketing expenses for the three months ended December 31, 2011 increased $6.0 million compared to the three months ended December 31, 2010. The increase was attributable primarily to higher employee related expenses and sales commissions of $3.8 million due to headcount increases, tradeshows expense of $0.8 million, travel expense of $0.7 million and office facilities and communications related expenses of $0.5 million. During the three months ended December 31, 2011, we incurred $4.5 million of selling and marketing expenses from our TomoTherapy subsidiary consisting primarily of employee related expenses and sales commissions of $3.0 million, travel expense of $0.7 million and tradeshows expense of $0.3 million.

Selling and marketing expenses for the six months ended December 31, 2011 increased $11.9 million compared to the six months ended December 31, 2010. The increase was primarily attributable to higher employee related expenses and sales commissions of $7.0 million, travel expense of $1.7 million, tradeshows expense of $1.1 million, office facilities and communication related expenses of $0.9 million and consulting fees of $0.7 million. During the six months ended December 31, 2011, we incurred $9.3 million of selling and marketing expenses from our TomoTherapy subsidiary consisting primarily of employee related expenses and sales commissions of $6.4 million, travel expense of $1.4 million and tradeshows expense of $0.6 million.

Research and Development

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent	2011	2010	Variance	Percent
Research and development	$19,874	$9,313	$10,561	113%	$40,439	$17,360	$23,079	133%
Percentage of net revenue	18.7%	17.2%			19.5%	18.8%

Research and development expenses for the three months ended December 31, 2011 increased $10.6 million compared to the three months ended December 31, 2010. The increase was primarily attributable to $6.2 million in higher employee related expense from increased headcount, $2.1 million in higher spending for non-employee project costs and consulting expenses and $2.1 million in higher office facilities and communications related expenses. During the three months ended December 31, 2011, we incurred $9.2 million of research and development expenses from our TomoTherapy subsidiary consisting primarily of employee related expenses of $5.2 million and non-employee project costs and consulting expenses of $1.8 million.

Research and development expenses for the six months ended December 31, 2011 increased $23.1 million compared to the six months ended December 31, 2010. The increase was primarily attributable to $13.4 million in higher employee related expenses, $5.1 million in higher spending for non-employee project costs and consulting expenses and $3.4 million in office and communication related expenses. During the six months ended December 31, 2011, we incurred $19.4 million of research and development expenses from our TomoTherapy subsidiary consisting primarily of employee related expenses of $11.1 million and non-employee project costs and consulting expenses of $3.7 million.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent	2011	2010	Variance	Percent
General and administrative	$13,663	$8,481	$5,182	61%	$28,632	$17,040	$11,592	68%
Percentage of net revenue	12.8%	15.6%			13.8%	18.5%

General and administrative expenses for the three months ended December 31, 2011 increased $5.2 million compared to the three months ended December 31, 2010.  The increase was primarily attributable to higher consulting, accounting and legal fees of $2.3 million, higher employee related expenses of $1.7 million due to increased headcount and costs associated with the TomoTherapy integration and higher office facilities and communications related expenses of $0.9 million. During the three months ended December 31, 2011, we incurred $2.7 million of general and administrative expenses from our TomoTherapy subsidiary consisting primarily of employee related expenses of $1.4 million and consulting, accounting and legal fees of $1.0 million.

General and administrative expenses for the six months ended December 31, 2011 increased $11.6 million compared to the six months ended December 31, 2010. The increase was primarily attributable to increased consulting, accounting and legal fees of $6.1 million, higher employee related costs of $3.9 million from higher headcount and higher office and communications related expenses of $0.9 million. During the six months ended December 31, 2011, we incurred $5.2 million of general and administrative expenses from our TomoTherapy subsidiary consisting of employee related expenses of $3.2 million and consulting, accounting and legal fees of $1.6 million.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent	2011	2010	Variance	Percent
Other income (expense), net	$(4,513)	$676	$(5,189)	-768%	$(7,371)	$2,292	$(9,663)	-422%
Percentage of net revenue	-4.2%	1.2%			-3.6%	2.5%

Other income (expense), net, was a $4.5 million expense for the three months ended December 31, 2011 compared to net other income of $0.7 million for the three months ended December 31, 2010. During the three months ended December 31, 2011, we incurred interest expense of $2.0 million related to our 3.75% Convertible Senior Notes due August 1, 2016 (the “Notes”), which were issued in August 2011. We incurred foreign currency transaction losses of $2.1 million during the three months ended December 31, 2011 while we recorded a gain of $0.5 million from foreign currency transaction gains during the three months ended December 31, 2010.

Other income (expense), net, was a $7.4 million expense for the six months ended December 31, 2011 compared to net other income of $2.3 million for the six months ended December 31, 2010. During the six months ended December 31, 2011, we incurred interest expense of $3.4 million related to the Notes and a foreign currency loss of $3.6 million. During the three months ended December 31, 2010, our other income, net, consisted primarily of $2.0 million related to foreign currency transaction gains.

Provision for Incomes Taxes

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2011	2010	Variance	Percent	2011	2010	Variance	Percent
Provision for income taxes	$367	$263	$104	40%	$905	$390	$515	132%
Percentage of net revenue	0.3%	0.5%			0.4%	0.4%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate.  For the three and six months ended December 31, 2011 we recorded income tax expense of $0.4 million and $0.9 million, respectively while for the three and six months ended December 31, 2010, we recorded income tax expense of $0.3 million and $0.4 million respectively. The increases during the three and six months ended December 31, 2011 are primarily related to increases in corporate earnings of our foreign subsidiaries.

Liquidity and Capital Resources

At December 31, 2011, we had $148.5 million in cash and cash equivalents.  We expect to use cash for the balance of fiscal 2012 driven primarily by operating losses and capital expenditures. We anticipate that we will begin to turn profitable and generate positive cash flow in the later part of fiscal 2013. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part II, Item 1A of our Form 10-Q for the quarter ended September 30, 2011 as updated in Part II, Item 1A titled “Risk Factors” of this Form 10-Q. However, based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to continue operations for at least the next 12 months.

Cash Flows From Operating Activities

Net cash used in operating activities was $38.4 million for the six months ended December 31, 2011 which was attributable to net loss of $40.3 million, $25.2 million of non-cash charges and cash used for working capital purposes of $23.3 million. Non-cash charges primarily included $16.5 million of depreciation and amortization expenses, $4.6 million of share-based compensation expense, accretion of interest expense on the Notes of $1.6 million, $1.3 million for provision for bad debts and $1.0 million for provision for write-down of inventories. Cash used for working capital was primarily attributed to increases in account receivable of $15.0 million due to higher billings, decreases in accounts payable of $17.0 million due to timing of vendor payments and decreases in accrued liabilities of $23.8 million due to payments for acquisition related, value-added tax related, and other liabilities, and partially offset by cash flow from decreases in inventory balances of $12.1 million due to usage and increases in deferred revenues of $17.2 million due to increased shipments and billings.

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

Cash Flows From Investing Activities

Net cash used in investing activities was $5.3 million for the six months ended December 31, 2011, which consisted of purchases of property and equipment of $3.9 million and $1.4 million related to the acquisition of TomoTherapy.

Net cash provided by investing activities was $60 thousand for the six months ended December 31, 2010, which was primarily attributable to net marketable securities activities of $3.3 million, which consisted of $74.9 million of sales and maturities of marketable securities, offset by $71.6 million in purchases, and $3.3 million of cash used for purchases of property and equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities was $98.1 million for the six months ended December 31, 2011. In August 2011, we issued the Notes for net proceeds of $96.1 million. In addition, we received $2.0 million attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.

Net cash provided by financing activities of $3.5 million for the six months ended December 31, 2010 was attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.

Convertible Debt

On August 1, 2011, we issued $100 million aggregate principal amount of the Notes to certain qualified institutional buyers or QIBs. The Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and related offering costs were approximately $96.1 million.  The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

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

All of our significant accounting policies and methods used in the preparation of our condensed consolidated financial statements are described in “Note 2, Summary of Significant Accounting Policies”, in notes to the condensed consolidated financial statements. During the three and six months ended December 31, 2011, there have been no changes to the critical accounting policies and estimates as discussed in Part II, Item 7 of our 2011 Annual Report on Form 10-K for the year ended June 30, 2011, which we believe are those related to revenue recognition, business combinations and intangible asset impairment, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expense and accruals.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

As of December 31, 2011, there were immaterial amounts in deferred revenue for CyberKnife and TomoTherapy System contracts denominated in a foreign currency, in which system revenue would be recognized in future periods. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, including some of our commissions related to sales of the CyberKnife and TomoTherapy Systems, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

Interest Rate Risk

At December 31, 2011, we had $148.5 million of cash and cash equivalents. Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash balances. We believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, at December 31, 2011, we were not subject to significant levels of interest rate risk as a small amount of our cash was invested in money market funds.

Equity Price Risk

On August 1, 2011, we issued $100 million aggregate principal amount of the Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 105.5548 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $9.47 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $9.47 upon conversion of the Notes.  For every $1 that the share price of our common stock exceeds $9.47, we expect to issue an additional $10.6 million in cash or shares of our common stock, or a combination thereof, if all of the Notes are converted.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, and because of the continuing material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America.

Internal Control over Financial Reporting

Previously Reported Material Weakness

As described herein, and as previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, in connection with the audit of our consolidated financial statements for the year ended June 30, 2011 we identified a material weakness in our internal control over financial reporting related to accounting for significant, non-routine transactions.

Specifically, we did not have sufficient numbers of highly skilled accountants to provide for a timely analysis, documentation and review of the acquisition of TomoTherapy which closed on June 10, 2011.  During the three and six months ended December 31, 2011, our efforts to remediate this continuing material weakness in our internal control over financial reporting consisted of the following corrective actions:

•                  We hired several finance personnel and continuing to recruit for several positions within the finance function which will provide us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner.

•                  We implemented a practice, pursuant to which we consulted with, and will continue to consult with external subject matter experts as necessary to address any significant, non-routine transactions that may arise in order to validate the accounting approach prior to execution.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2011, except as described above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                      Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2011 and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and is incorporated herein by reference. Other than the items discussed below, there have been no material changes in our risk factors since such filing.

The distribution arrangements between Accuray and Siemens AG may not be successful.

In June 2010, we entered into a Strategic Alliance Agreement with Siemens AG, or the Alliance Agreement, pursuant to which (1) we granted Siemens certain distribution rights to our CyberKnife Systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linac products, the combined products being known as the Cayman Products, and (3) we created a research and development relationship between Accuray and Siemens for the pursuit and implementation of other potential collaboration opportunities in the future. Sales activity to date under the Agreement has not been material. Siemens terminated the Alliance Agreement effective December 23, 2011, thereby terminating the elements of the Alliance Agreement described in clauses (2) and (3) above.  Simultaneously with the termination of the Alliance Agreement, Siemens and the Company entered into an Amended and Restated MultiModality and Multiple Linac Distribution Agreement, pursuant to which Siemens may distribute both CyberKnife and TomoTherapy Systems.

There can be no assurance that the distribution arrangements with Siemens AG will be successful. We are not able to control the amount and timing of resources that Siemens will devote to the distribution of CyberKnife or TomoTherapy Systems. Failure of Siemens to distribute the CyberKnife or TomoTherapy Systems could negatively impact our stock price and our future business and financial results.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. Our management determined, as of June 30, 2011, that we had a material weakness in our internal control over financial reporting, and they have further concluded that our disclosure controls and procedures were not effective as of December 31, 2011 due to such material weakness, which has not yet been fully remediated. Our remediation efforts during the first and second quarter of fiscal 2012 include (1) hiring several finance personnel and continuing to recruit for several positions within the finance function, which will provide us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner, and (2) implementing a practice, pursuant to which we consulted with, and will continue to consult with external subject matter experts as necessary to address any significant, non-routine transactions that may arise in order to validate the accounting approach prior to execution.

A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and operating results and our stock price, and we could be subject to stockholder litigation. In addition, remedying this material weakness may require significant additional financial and managerial resources

We may have difficulties in determining the effectiveness of our internal controls due to our complex financial model.

The complexity of our financial model contributes to our need for effective financial reporting systems and internal controls. We recognize revenue from a range of transactions including CyberKnife and TomoTherapy System sales, our shared ownership program and services. The CyberKnife and TomoTherapy Systems are complex products that contain both hardware and software elements. The complexity of the CyberKnife and TomoTherapy Systems and of our financial model pertaining to revenue recognition requires us to process a broader range of financial transactions than would be required by a company with a less complex financial model. Accordingly, deficiencies or weaknesses in our internal controls would likely impact us more significantly than they would impact a company with a less complex financial model. If we were to find that our internal controls were deficient, we could be required to amend or restate historical or pro forma financial statements, which would likely have a negative impact on our stock price. Our management determined, as of June 30, 2011, that we had a material weakness in our internal control over financial reporting, and they have further concluded that our disclosure controls and procedures were not effective as of December 31, 2011 due to such material weakness, which has not yet been fully remediated. We began our remediation efforts during the first and second quarters of fiscal 2012.

We face risks related to the current global economic environment, which could delay or prevent our customers from obtaining financing to purchase the CyberKnife and TomoTherapy Systems and implement the required facilities, which would adversely affect our business, financial condition and results of operations.

The state of the global economy continues to be uncertain. The current global economic conditions and uncertain credit markets and concerns regarding the availability of credit pose a risk that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected, including such areas as reduced demand for our products resulting from a slow-down in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which typically range from approximately $0.3 million for a TomoTherapy System and $0.5 million for a CyberKnife System, for customers who make only minor renovations to existing facilities, to up to $2 million for a TomoTherapy System and $2.5 million for a CyberKnife System, for customers who build entirely new facilities that include additional features not necessarily required for the operation of a TomoTherapy or CyberKnife System (e.g., audio visual equipment). This range is based solely on information provided to us by customers and will vary by geography and the needs of a particular customer. To date, these delays have primarily affected customers that were planning to operate freestanding CyberKnife or TomoTherapy Systems centers, rather than hospital-based customers. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations.

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

The HIPAA privacy standard was amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), enacted as part of the American Recovery and Reinvestment Act of 2009. HITECH significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Furthermore, as of February 2010, Business Associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including a new enforcement scheme and inspection requirements.

Moreover, we manufacture and sell products that allow our customers to store confidential information about their patients. While we have implemented security measures to protect our products from unauthorized access, these measures do not secure our customers’ equipment or any information stored in our customers’ systems or at their locations. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored information could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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

As is common in the medical device industry, we employ individuals who were previously employed at other medical equipment or biotechnology companies, including our competitors or potential competitors. We may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend or against these claims. For example, on September 3, 2009, Best Medical filed a lawsuit against us in the U.S. District Court for the Western District of Pennsylvania, claiming we induced certain individuals to leave the employment of Best Medical and join our company in order to gain access to Best Medical’s confidential information and trade secrets. Best Medical is seeking monetary damages and other relief.  We filed a motion for summary judgment on May 20, 2011, Best Medical filed its response on June 21, 2011, and we filed a response to their response on July 8, 2011. On October 25, 2011, the court granted summary judgment in our favor on all counts.  On November 21, 2011 Best Medical filed a notice of appeal, and the parties await a ruling by the appellate court.  Best Medical is seeking monetary damages and other relief. Even if we are successful in defending against claims of this nature, litigation could result in substantial costs and be a distraction to management.

Item 2.                                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)                               Sales of Unregistered Securities

None.

(b)                               Use of Proceeds from Public Offering of Common Stock

None.

(c)                                Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.                                               Defaults Upon Senior Securities

None.

Item 4.                                               Not applicable

Item 5.                                               Other Information

None.

Item 6.                                               Exhibits

Exhibit Number	Description
10.1	Performance Bonus Plan
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350
99.1	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement
99.2**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement
99.3**	Form of Stock Option Grant Notice and Stock Option Agreement
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2011

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCURAY INCORPORATED

By:	/s/ Euan S. Thomson
Euan S. Thomson, Ph.D.
President and Chief Executive Officer

By:	/s/ Derek Bertocci
Derek Bertocci
Senior Vice President and Chief Financial Officer

Date:   February 8, 2012