Form 10-Q
period 2012-03-31
ACCURAY INC
filed 2012-05-08
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 23, 2012, there were 71,299,498 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended March 31, 2012

PART I.                                               FINANCIAL INFORMATION

Item 1.                         Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	June 30,
	2012	2011 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,328	$95,906
Restricted cash	3,455	3,172
Accounts receivable, net of allowance for doubtful accounts of $1,305 and $324 at March 31, 2012 and June 30, 2011, respectively	72,481	61,853
Inventories	85,122	97,836
Prepaid expenses and other current assets	13,798	21,115
Deferred cost of revenue—current	6,094	5,840
Total current assets	332,278	285,722

Property and equipment, net	39,668	44,823
Goodwill	56,180	54,474
Intangible assets, net	53,842	66,039
Deferred cost of revenue—noncurrent	2,755	2,258
Other assets	8,006	2,468
Total assets	$492,729	$455,784
Liabilities and equity
Current liabilities:
Accounts payable	$23,468	$38,645
Accrued compensation	24,919	27,406
Other accrued liabilities	26,795	43,012
Customer advances	19,170	25,829
Deferred revenue—current	88,724	68,152
Total current liabilities	183,076	203,044

Long-term other liabilities	6,212	6,321
Deferred revenue—noncurrent	8,280	6,092
Long-term debt	78,460	—
Total liabilities	276,028	215,457
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 71,257,940 and 72,199,837 shares at March 31, 2012 and June 30, 2011, respectively; outstanding: 71,257,940 and 70,059,819 shares at March 31, 2012 and June 30, 2011, respectively	71	70
Additional paid-in capital	405,393	373,963
Accumulated other comprehensive income	1,877	127
Accumulated deficit	(196,163)	(144,385)
Total stockholders’ equity	211,178	229,775
Noncontrolling interest	5,523	10,552
Total equity	216,701	240,327
Total liabilities and equity	$492,729	$455,784

(1) The condensed consolidated balance sheet at June 30, 2011 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenue:
Products	$59,875	$35,584	$179,851	$90,771
Services	41,720	18,253	127,218	54,833
Other	221	910	1,621	1,457
Total net revenue	101,816	54,747	308,690	147,061
Cost of revenue:
Cost of products	32,401	14,199	103,574	34,887
Cost of services	33,100	12,152	103,626	35,397
Cost of other	204	1,083	708	1,761
Total cost of revenue	65,705	27,434	207,908	72,045
Gross profit	36,111	27,313	100,782	75,016
Operating expenses:
Selling and marketing	12,449	8,127	40,047	23,874
Research and development	23,783	9,291	64,222	26,651
General and administrative	14,213	10,421	42,845	27,461
Total operating expenses	50,445	27,839	147,114	77,986
Loss from operations	(14,334)	(526)	(46,332)	(2,970)
Other income (expense), net	(952)	22	(8,323)	2,314
Loss before provision for income taxes	(15,286)	(504)	(54,655)	(656)
Provision for income taxes	1,247	656	2,152	1,046
Net loss	(16,533)	(1,160)	(56,807)	(1,702)
Noncontrolling interest	(1,652)	—	(5,029)	—
Net loss attributable to stockholders	$(14,881)	$(1,160)	$(51,778)	$(1,702)

Net loss per share attributable to stockholders
Basic	$(0.21)	$(0.02)	$(0.73)	$(0.03)
Diluted	$(0.21)	$(0.02)	$(0.73)	$(0.03)
Weighted average common shares used in computing net loss per share
Basic	71,120	59,960	70,692	59,298
Diluted	71,120	59,960	70,692	59,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011

Cash Flows From Operating Activities
Net loss	$(56,807)	$(1,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,512	4,446
Share-based compensation	6,301	6,395
Accretion of interest on long-term debt	2,590	—
Provision for bad debts	997	111
Provision for write-down of inventories	2,007	687
Loss (gain) on disposal of property and equipment	245	(22)
Changes in assets and liabilities:
Restricted cash	(285)	—
Accounts receivable	(12,942)	(6,156)
Inventories	9,242	(7,826)
Prepaid expenses and other current assets	7,046	867
Deferred cost of revenue	563	5,503
Other assets	(2,678)	(102)
Accounts payable	(15,803)	(2,950)
Accrued liabilities	(15,577)	(531)
Customer advances	(6,333)	(22)
Deferred revenue	24,135	(7,787)
Net cash used in operating activities	(32,787)	(9,089)
Cash Flows From Investing Activities
Purchases of property and equipment , net	(7,714)	(4,061)
Acquisition of business	(1,384)	—
Purchase of investments	—	(100,710)
Sale and maturity of investments	—	120,817
Net cash (used in) provided by investing activities	(9,098)	16,046
Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,652	3,281
Proceeds from employee stock purchase plan	1,052	973
Proceeds from debt, net of costs	96,100	—
Net cash provided by financing activities	98,804	4,254
Effect of exchange rate changes on cash and cash equivalents	(1,497)	687
Net increase in cash and cash equivalents	55,422	11,898
Cash and cash equivalents at beginning of period	95,906	45,434
Cash and cash equivalents at end of period	$151,328	$57,332

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending June 30, 2012, for any other interim period or for any future year.

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

Cash and Cash Equivalents

Cash equivalents consist of amounts invested in highly liquid investment accounts with original maturities of three months or less on the date of purchase. Cash equivalents are comprised of money market funds and certificates of deposit.

Restricted Cash

Restricted cash primarily relates to funds held related to Value-Added Tax (‘VAT’) guarantees in a foreign jurisdiction and certain performance obligation guarantees.

Fair Value of Financial Instruments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements and related disclosures. The new guidance clarifies the application of existing guidance on fair value measurement for non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. The adoption of this guidance during the three months ended March 31, 2012 did not have any impact on the Company’s financial statements.

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments.

The fair value of the 3.75% Convertible Senior Notes due August 1, 2016 (the “Convertible Notes”) was $100.0 million at March 31, 2012 and is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

Concentration of Credit and Other Risks

The Company’s cash and cash equivalents are mainly deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

For the three and nine months ended March 31, 2012, there were no customers that represented 10% or more of total net revenue. For the three and nine months ended March 31, 2011, there was one customer and no customers, respectively, that represented 10% or more of total net revenue. At March 31, 2012 and June 30, 2011, there were no customers and one customer, respectively, whose accounts receivable balance was 10% or more of the Company’s total accounts receivable.

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

Single source suppliers presently provide the Company with several components. In most cases, if a supplier was unable to deliver these components, the Company believes that it would be able to find other sources for these components subject to any regulatory qualifications, if required.

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

In the first quarter of fiscal 2011, the Company adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Arrangements That Include Software Elements. These standards changed the requirements for establishing separate units of accounting in a multiple element arrangement and require the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company adopted these new standards on a prospective basis. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had an insignificant impact on the Company’s reported net revenue since the first quarter of fiscal 2011 as compared to net revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect in the prior year.

The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables. For revenue arrangements with multiple elements that were entered into prior to the adoption of the new standards and that have not subsequently been materially modified, the Company allocates arrangement consideration to each element based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value for each element is based upon the Company’s standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company’s pricing committee when that product or service is not yet being sold separately. When contracts contain multiple elements, and VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the system and optional product upgrades, based upon the residual method. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, and (2) establishment of VSOE of fair value for all remaining undelivered elements.

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

Product Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy systems. The Company sells its systems with PCS contracts that provide for upgrades when and if they become available, training points and at times, professional services. If the Company is responsible for installation, the Company recognizes revenue only after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery.

Service Revenue

Service revenue is generated primarily from warranty services, post warranty services, installation services, unspecified when and if available product upgrades, training, and professional services. Warranty and post warranty service revenue is deferred and recognized ratably over the service period, generally 12-18 months, until no further obligation exists. The warranty service period generally starts upon product acceptance. Training and consulting service revenues that are not deemed essential to the functionality of the systems are recognized as such services are performed. Installation service revenue is recognized concurrent with system revenue.

Costs associated with providing services are expensed when incurred, except when those costs are related to system upgrades where revenue recognition has been deferred. In those cases, the costs are deferred and are recognized over the period of revenue recognition.

Other revenue

Other revenue primarily consists of research and development and construction contract revenues.

Shared ownership program

The Company also enters into arrangements under its shared ownership program with certain customers. Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the system, either at the end of the contractual period or in advance, at the customer’s request, at pre-determined prices. Under the terms of this program, the Company retains title to its system, while the customer has use of the system. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the system. The Company may provide unspecified upgrades during the term of each program when and if available. Upfront non-refundable payments and minimum monthly payments from the customer are recognized as revenue over the contractual period. Additional revenues beyond the minimum payments from the shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues, which are included in products revenue in the condensed consolidated statements of operations.

Future minimum revenues under shared ownership arrangements as of March 31, 2012 are as follows (in thousands):

Year Ending June 30,	Amount
2012 (remaining 3 months)	$300
2013	1,801
2014	1,857
2015	1,857
2016	1,436
Thereafter	540
Total	$7,791

Under the terms of the shared ownership program, the customer has the option to purchase a system at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company’s revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement. At March 31, 2012, the Company had four systems installed under its shared ownership program. There were no sales of systems that were formerly under the shared ownership program during the three and nine months ended March 31, 2012. Product revenue of $3.6 million was recognized during the nine months ended March 31, 2011 from the sale of one CyberKnife system that was formerly a part of the Company’s shared ownership program.

The systems associated with the Company’s shared ownership program are recorded within property and equipment on the accompanying condensed consolidated balance sheets. Depreciation and warranty expenses attributable to the shared ownership systems are recorded within cost of products on the accompanying condensed consolidated statements of operations.

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

The fair value of the reporting unit is determined using the market approach. Under the market approach, the Company estimates the fair value of each reporting unit based on the Company’s closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required. Through March 31, 2012, there have been no such impairment losses. Purchased intangible assets other than goodwill, including developed technology, in-process research and development, backlog and distributor license, are amortized on a straight-line basis over their estimated useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which range from approximately one to six years.

Business Combinations

In fiscal 2011, the Company accounted for the acquisition of TomoTherapy using the acquisition method of accounting. The underlying principles of this method require that the Company recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded to the Company’s consolidated statements of operations. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired company are reflected in the Company’s condensed consolidated financial statements after the date of the merger or acquisition.

Share-Based Compensation

The Company accounts for share-based compensation by measuring and recognizing the fair value of all share-based payment awards made to employees based on the estimated grant date fair values, including employee stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance stock units (“PSUs”) and the employee stock purchase plan (“ESPP”). The determination of fair value involves a number of significant estimates. The Company uses the Black-Scholes model to estimate the value of employee stock options and ESPP, which requires a number of assumptions to determine the model inputs. These include the expected volatility of the Company’s stock, the expected term of the option, the expected risk free rate of interest and dividend yields. As share-based compensation expense is based on awards ultimately expected to vest, the expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option term, the Company concluded that its historical price volatility does not provide a reasonable basis for the expected volatility input assumption within its Black-Scholes model when determining the fair value of its stock options. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The Company continues to use the “simplified” method for the estimated term of the awards. Management’s estimate of forfeitures is based on historical experience, but actual forfeitures could differ materially as a result of voluntary employee terminations which could result in a significant change in future share-based compensation expense. See “Note 9, Share-Based Compensation” for additional information.

Income and Other Taxes

The Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.  The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, research and development credit carryforwards, and other deferred tax assets.

The Company records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized. Because of the uncertainty of the realization of the deferred tax assets, the Company has recorded a full valuation allowance against its domestic and certain foreign net deferred tax assets.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. As of March 31, 2012, the amount of gross unrecognized tax benefits was $14.8 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of March 31, 2012, the Company had accrued a net $0.6 million payable for interest and penalties. The Company anticipates that except for $0.2 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

Net Loss Per Common Share

Basic and diluted net loss per share is computed by dividing net loss attributable to stockholders by the weighted-average number of common shares outstanding during the period. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of RSUs and PSUs, and the purchase of ESPP shares, as determined under the treasury stock method, are included in the computation of diluted net loss per share if their effect would have been dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Numerator:
Net loss used in computing basic and diluted net loss per share attributable to stockholders	$14,881	$1,160	$51,778	$1,702
Denominator:
Weighted-average shares used in computing basic net loss per share attributable to stockholders	71,120	59,960	70,692	59,298
Add: dilutive stock options and awards outstanding	—	—	—	—
Weighted-average shares used in computing diluted net loss per share attributable to stockholders	71,120	59,960	70,692	59,298

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of
	March 31,
	2012	2011

Options to purchase common stock	7,925	6,876
Restricted stock units	1,150	676
Performance stock units	947	—
	10,022	7,552

The Convertible Notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. For the three and nine months ended March 31, 2012, the potential dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Americas (including Puerto Rico)	$46,655	$28,010	$149,766	$89,971
Europe	25,825	18,395	79,770	38,920
Asia (excluding Japan)	17,059	3,485	52,931	10,506
Japan	12,277	4,857	26,223	7,664
Total	$101,816	$54,747	$308,690	$147,061

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The FASB issued ASU 2011-12 in December 2011 to defer certain presentation requirements of the new guidance. ASU 2011-05 is effective for the Company in the first quarter of fiscal year 2013 and will be applied retrospectively. The adoption of these standards will only result in changes in the financial statement presentation.

3. Alliance Agreement

In June 2010, the Company entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with Siemens AG (“Siemens”), pursuant to which (1) the Company granted Siemens certain distribution rights to our CyberKnife Systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linear accelerator (“linac”) products, and (3) the Company created a research and development relationship with Siemens for the pursuit and implementation of other potential collaboration opportunities. Siemens terminated the Alliance Agreement effective December 23, 2011, thereby terminating the elements described in clauses (2) and (3) above. On December 26, 2011, Siemens and the Company entered into a distribution agreement pursuant to which Siemens has the right to distribute both CyberKnife and TomoTherapy Systems. The term of this agreement ends in March 2013. Sales to date under the Siemens Alliance Agreement and subsequent distribution agreement with Accuray have not been material.

In April 2012, Siemens and Varian Medical Systems, Inc. (“Varian”) announced that they had entered into a strategic global partnership involving mutual marketing and representation of products for imaging and treatment in the global radiation oncology business, the development of software interfaces between Siemens and Varian treatment systems and potential joint development of new products. Given this announcement, the Company anticipates that Siemens will distribute few, if any, CyberKnife or TomoTherapy Systems during the remaining term of its distribution agreement.

4. Comprehensive Loss

The components of total comprehensive loss were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net loss attributable to stockholders	$(14,881)	$(1,160)	$(51,778)	$(1,702)
Unrealized loss on investments	—	(25)	—	(22)
Foreign currency translation adjustments	(617)	135	1,750	178
Total comprehensive loss	$(15,498)	$(1,050)	$(50,028)	$(1,546)

Accumulated other comprehensive income at March 31, 2012 and June 30, 2011 consisted of accumulated foreign currency translation adjustments. No component of accumulated other comprehensive income at March 31, 2012 was attributable to CPAC.

5. Balance Sheet Components

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31,	June 30,
	2012	2011
Accounts receivable	$72,987	$59,858
Unbilled fees and services	799	2,319
	73,786	62,177
Less: Allowance for doubtful accounts	(1,305)	(324)
Accounts receivable, net	$72,481	$61,853

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, was $2.7 million as at March 31, 2012 and are included under Other Assets in the condensed consolidated balance sheet. There was no balance or activity in the allowance for doubtful financing receivable accounts during the three and nine months ended March 31, 2012.

Inventories

Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2012	2011
Raw materials	$57,426	$60,309
Work-in-process	10,012	10,002
Finished goods	17,684	27,525
Inventories	$85,122	$97,836

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	June 30,
	2012	2011
Furniture and fixtures	$5,856	$5,317
Computer and office equipment	8,873	8,280
Software	8,785	8,107
Leasehold improvements	15,888	15,386
Machinery and equipment	34,618	33,692
Shared ownership systems	4,957	4,923
Construction in progress	2,334	602
	81,311	76,307
Less: Accumulated depreciation and amortization	(41,643)	(31,484)
Property and equipment, net	$39,668	$44,823

Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2012 was $4.0 million and $12.3 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended March 31, 2011 was $1.5 million and $4.3 million, respectively. Accumulated depreciation related to the systems under the shared ownership program as of March 31, 2012 and June 30, 2011 was $1.1 million and $2.1 million, respectively.

6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months
	Ended	Year Ended
	March 31,	June 30,
	2012	2011
Balance at the beginning of the period	$54,474	$4,495
Addition related to acquisition	—	49,979
Adjustments related to prior year acquisition (1)	1,706	—
Balance at the end of the period	$56,180	$54,474

(1)  Primarily represents an additional liability incurred as part of the TomoTherapy acquisition.

Intangible Assets

The Company’s intangible assets associated with completed acquisitions at March 31, 2012 and June 30, 2011 are as follows (in thousands):

		March 31, 2012			June 30, 2011
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)
Developed technology	6	$43,455	$(7,420)	$36,035	$43,455	$(2,069)	$41,386
Backlog	1.25	10,500	(6,767)	3,733	10,500	(467)	10,033
Distributor license	2.5	1,860	(586)	1,274	1,860	(40)	1,820
In-process research and development (CPAC)	Indefinite	12,800	—	12,800	12,800	—	12,800
		$68,615	$(14,773)	$53,842	$68,615	$(2,576)	$66,039

Amortization expense related to intangible assets was $4.0 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively and $12.2 million and $0.2 million for the nine months ended March 31, 2012 and 2011, respectively.

The estimated future amortization expense of purchased intangible assets, excluding in-process research and development, as of March 31, 2012 is as follows (in thousands):

Year Ending June 30,	Amount
2012 (remaining three months)	$4,023
2013	9,306
2014	7,298
2015	6,933
2016	6,933
Thereafter	6,549

$41,042

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

Accuray Securities Litigation

On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions were consolidated. The consolidated complaint generally alleged that the Company and the individual defendants made false or misleading public statements regarding its operations and sought unspecified monetary damages and other relief. On August 31, 2010, the Court granted defendants’ motion to dismiss the consolidated complaint and granted plaintiffs leave to file an amended complaint. On September 27, 2010, plaintiffs filed an amended complaint. The amended complaint named the Company and certain of its current and former officers and directors as defendants and generally alleged that the defendants made false or misleading public statements regarding its operations. The amended complaint sought unspecified monetary damages and other relief. Defendants filed a motion to dismiss the amended complaint. On April 28, 2011, the parties filed a stipulation of settlement with the court, providing for the settlement of the litigation for a payment of $13.5 million which was covered by insurance. The court preliminarily approved the settlement on June 10, 2011. A hearing on the terms of the settlement was held on September 1, 2011. On December 8, 2011 the Court issued its final judgment and order of dismissal with prejudice.

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

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made a claim for unspecified damages of greater than $50,000. TomoTherapy moved to dismiss the case in June 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

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

On October 28, 2011, Radiation Stabilization Solutions filed a new complaint against the Company and a customer of the Company in the United States District Court for the Northern District of Illinois, Eastern Division. The new complaint repeats the original complaint’s allegations against the Company, and seeks unspecified monetary damages for the alleged infringement. The complaint further alleges that the customer directly and indirectly infringes the ‘848 patent, and seeks unspecified monetary damages for the alleged infringement. Radiation Stabilization Solutions also filed individual suits against each of Varian and Elekta and several of their respective customers. Radiation Stabilization Solutions served the complaint on Accuray and its customer on December 7, 2011. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2012.

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

	Three Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2011	2011
	(unaudited)
Net revenue	$101,951	$298,152
Net loss attributable to stockholders	$(10,249)	$(36,671)
Diluted loss per share	$(0.15)	$(0.54)

9. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Cost of revenue	$276	$242	$1,271	$886
Selling and marketing	165	155	545	512
Research and development	504	499	1,673	1,793
General and administrative	800	1,048	2,812	3,204
	$1,745	$1,944	$6,301	$6,395

At March 31, 2012 and June 30, 2011, capitalized share-based compensation expenses of $0.4 million and $0.3 million, respectively, were included as components of inventories.

Performance-Based Awards

During fiscal 2012, the Compensation Committee of the Board of Directors of the Company approved the granting of Performance-Based Stock Units (“PSUs”) to employees of the Company which vest only upon meeting certain financial performance criteria during the performance period commencing on the first day of the Company’s 2012 fiscal year and ending on the last day of the Company’s 2013 fiscal year. If the PSUs do not become vested as a result of the Company’s performance during the performance period, all PSUs are automatically forfeited by the participants effective as of the last day of the performance period. During the nine months ended March 31, 2012, approximately 1.0 million PSUs have been granted to employees valued at approximately $3.9 million which was based on the fair value of the Company’s common stock on the grant date and will be recognized over the requisite performance period based on management’s assessment of the probability of achieving the performance criteria. As of March 31, 2012, management assessed that it was not probable that the performance criteria would be met during the performance period and accordingly, no compensation cost has been recognized for the PSUs during the three and nine months ended March 31, 2012. If in a future period management revises its assessment and concludes that it is probable that the performance criteria will be met, the Company will record a cumulative catch up compensation charge for the PSUs in that period. Remaining compensation charges would be recognized ratably over the remaining performance period.

10. Debt

On August 1, 2011, the Company issued $100 million aggregate principal amount of 3.75% Convertible Senior Notes due August 1, 2016 (the “Notes”) to certain qualified institutional buyers or QIBs. The Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $96.1 million.  The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

The Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes are convertible, as described below, at the Company’s election, into common stock of the Company, cash or a combination thereof at an initial conversion rate equal to 105.5548 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $9.47 per share of common stock, subject to adjustment. Holders of the Notes may convert their Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date.  Prior to May 1, 2016, holders of the Notes may convert their Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of the Company’s common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the “Note Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture.

Holders of the Notes who convert their Notes in connection with a “make-whole fundamental change”, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of a fundamental change, as defined in the Indenture, holders of the Notes may require the Company to purchase all or a portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the Notes. The principal amount of the liability component of the Notes was $75.9 million as of date of issuance based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component will be accreted to the principal amount of the Notes using the effective interest method over five years.

The following table presents the carrying value of the Notes as of March 31, 2012 (in thousands):

At March 31, 2012

Carrying amount of the equity conversion component	$23,189

Principal amount of the Notes	$100,000
Unamortized debt discount (1)	(21,540)
Net carrying amount	$78,460

(1) As of March 31, 2012, the remaining period over which the unamortized debt discount will be amortized is 52 months.

A summary of interest expense and effective interest rate on the liability component related to the Notes for the three and nine months ended March 31, 2012 was as follows (in thousands):

	Three months ended	Nine months ended
	March 31, 2012	March 31, 2012

Effective interest rate	10.0%	10.0%
Interest expense related to contractual interest coupon	$937	$2,500
Interest expense related to amortization of debt discount	992	2,590
Total interest expense recognized	$1,929	$5,090

11. Investment in CPAC

During April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include TomoTherapy, private investors and potential customers.

TomoTherapy contributed intellectual property with a fair market value of approximately $1.9 million as its investment in CPAC. CPAC has raised additional capital from other investors of $22.7 million since 2008 through the sale of stock. As of March 31, 2012, the Company’s ownership interest in CPAC was 5.5%. Although TomoTherapy’s ownership in CPAC is less than 50%, the Company includes CPAC in its condensed consolidated financial statements because TomoTherapy is the primary beneficiary of CPAC due to its overall control of CPAC’s activities and TomoTherapy’s option to purchase a portion of the CPAC stock held by other CPAC investors. CPAC’s outside stockholders’ interests are shown in the Company’s condensed consolidated financial statements as “Noncontrolling interest.”

In December, 2010, September 2011 and October 2011, the Company (including its wholly owned subsidiary, TomoTherapy) and certain other CPAC investors purchased convertible promissory notes from CPAC. Total consideration for the notes Accuray and TomoTherapy purchased was $1.2 million. Under the terms of the December 2010 notes, TomoTherapy received warrants for 1,386,981 common shares of CPAC. Other participating investors also purchased $1.2 million of the convertible notes which are included in “other accrued liabilities” in the Company’s condensed consolidated balance sheets. The other investors also received warrants under the terms of the December 2010 notes for an aggregate of 1,386,983 shares of CPAC. The notes bear interest at 12% and are convertible based on a per share conversion price as defined in the notes. The CPAC warrants are exercisable through November 2020 at an exercise price of $0.57 per CPAC common share. At March 31, 2012, no notes had been converted and no warrants had been exercised.

On March 9, 2011, TomoTherapy entered into a revolving promissory note with CPAC. On May 10, 2011, the revolving note was amended to increase the maximum amount available to borrow to $1.9 million. As of March 31, 2012, $1.9 million was outstanding under the revolving note. The revolving note bears interest at 12% per annum compounded quarterly. The revolving note expired and all amounts became due on December 31, 2011. The Company has not waived its rights to repayment of the revolving note.

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

See Note 13 for further discussion on subsequent events related to CPAC.

12. Restructuring Charges

In the second quarter of fiscal 2012, the Company implemented a Workforce Re-alignment Program (“WFA”) which affects approximately 51 full-time positions across the organization. The WFA was designed to position the workforce more appropriately for the Company’s growth strategy and to help achieve cost synergies associated with the acquisition of TomoTherapy during fiscal 2011. The Company estimates the total restructuring-related charges associated with the WFA to be approximately $1.9 million in cash related to employee severance pay and related expenses. During the three and nine months ended March 31, 2012, the Company reduced its global workforce under this program by 7 and 41 full-time employees, respectively, and recorded $0.3 million and $1.8 million in charges for severance and related benefits, respectively, of which $1.4 million had been paid as of March 31, 2012. The activities comprising this WFA will be substantially completed by the end of the fourth quarter of fiscal 2012. Restructuring charges are reflected within the respective operating expenses in the condensed consolidated statements of operations.

13. Subsequent Events

Agreements with CPAC

On April 20, 2012, the Company entered into various transactions with CPAC and its other stockholders pursuant to which the Company invested $1.1 million and agreed to invest up to an additional $0.7 million in exchange for preferred stock of CPAC and warrants to purchase common stock. The Company also converted the outstanding principal and accrued interest on its convertible promissory notes, amounting to $1.3 million, into preferred stock. Certain other investors also participated in the financing. Following the initial closing, the Company owns approximately 14.1% of the outstanding stock of CPAC and approximately 16.3% on a fully diluted basis.  Following the completion of CPAC’s on-going preferred stock financing, the Company anticipates that it will own between 16.5% and 17.9% of the outstanding stock of CPAC and between 18.2% and 19.0% on a fully diluted basis.

The maturity date for the $1.9 million principal amount of revolving promissory note was extended from December 31, 2011 to December 31, 2012. The Company can convert all or any part of the revolving note into preferred stock of CPAC at any time until September 30, 2012. If the second closing of the preferred stock financing occurs (which requires a minimum specified investment amount from third parties), then the Company will be obligated to convert the revolving note to the extent such conversion will not result in the Company owning more than 19.0% of CPAC. If any portion of the revolving note remains outstanding following the second closing, the note will be amended to change the maturity date to December 31, 2015 and to decrease the interest rate from 12% per annum to 8% per annum compounded quarterly.

In connection with the transactions, the Company terminated the option it previously held, to purchase a portion of the CPAC stock held by other CPAC investors in exchange for the right to commercialize the technology in the medical field. The Company now has the option, upon the occurrence of certain events, to elect to either acquire CPAC at the then-determined fair value or enter into a non-exclusive supply and distribution agreement for CPAC’s compact proton therapy products. The triggers for the option becoming exercisable include CPAC achieving certain technical milestones or the CPAC board approving a proposal for the acquisition of CPAC.

The Company and CPAC also agreed to amend and restate certain licensing relationships for the DWA technology by and between the Company, CPAC and Lawrence Livermore National Security, LLC (“LLNS”) as well as terminate by June 30, 2012, the arrangement pursuant to which the Company provides certain accounting and back office support and management services to CPAC.

The Company believes that following the transactions described above, it will continue to consolidate CPAC in its financial statements since it will continue to be the primary beneficiary of CPAC (a variable interest entity).

Data Breach

On May 1, 2012, the Company experienced a data security breach wherein confidential employee information was mistakenly sent to all employees of one of the Company’s campuses. The Company has taken remedial measures such as notifying the affected parties, minimizing the distribution of the data, providing credit monitoring to the affected parties, and implementing additional control procedures and training in order to prevent such data breaches from occurring in the future.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2012 and results of operations for the three and nine months ended March 31, 2012 and 2011 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: expectations related to profitability and cash flows in fiscal 2013; sufficiency of cash resources and expected cash flows to fund future operations; expected uses of cash during the remainder of fiscal 2012; the anticipated drivers of our future capital requirements; the impact of our recent sales reorganization on sales performance, particularly in the United States; anticipated increases in service revenue; the ongoing impact of purchase accounting adjustments; our expectations regarding the factors that will impact sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; the anticipated risks associated with our foreign operations; our anticipated implementation of additional ERP capabilities; our expected ownership of CPAC following its ongoing financing; and the impact of our efforts to address data breaches.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including risks detailed from time to time under the heading “Risk Factors” in Part II, Section 1A of this report, in the Company’s report on Form 10-K for fiscal year 2011, and its reports on Form 10-Q for the first and second quarters of fiscal 2012. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We believe we are the premier radiation oncology company based on our history of rapid innovation and our leading edge technologies designed specifically to deliver radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy and adaptive radiation therapy that is tailored to the specific needs of each patient. Our suite of products includes the CyberKnife® Systems and the TomoTherapy® Systems. The systems are highly complementary offerings, serving distinct patient populations treated by the same medical specialty.

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. They are the only dedicated, full body radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It allows for the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently represents only a small portion of the patients who develop tumors treatable with CyberKnife Systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient.  However, given the CyberKnife Systems’ design to treat focal tumors, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse, wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic disease, like leukemias and lymphomas, which are not localized to an organ, but rather involve cells throughout the body.

We believe that the long term success of the CyberKnife System is dependent on a number of factors including the following:

•                  Change in medical practice to utilize radiosurgery more regularly as an alternative to surgery or other treatments;

•                  Greater awareness among doctors and patients of the benefits of radiosurgery with the CyberKnife Systems;

•                  Continued evolution in clinical studies demonstrating the safety, efficacy and other benefits of using the CyberKnife Systems to treat tumors in various parts of the body;

•                  Continued advances in technology that improve the quality of treatments and ease of use of the CyberKnife Systems;

•                  Improved access to radiosurgery with the CyberKnife Systems in various countries through regulatory approvals;

•                  Medical insurance reimbursement policies that cover CyberKnife System treatments; and

•                  Expansion of sales of CyberKnife Systems in countries throughout the world.

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. We began selling TomoTherapy Systems after our acquisition of TomoTherapy Incorporated on June 10, 2011. Radiation therapy is used in a variety of ways, often to treat tissue surrounding a tumor area after surgical removal of the tumor and also as the primary treatment for tumors. Radiation therapy treatments impact both cancer cells as well as healthy tissue; therefore the total prescribed radiation dose is divided into many fractions and delivered in an average of 25 to 35 treatment sessions over several weeks. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. Large companies, including Varian Medical Systems, Inc. and Elekta AB, generate most sales in this market. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales in this established market will be influenced by a number of factors including the following:

•                  Greater awareness among doctors and patients of the benefits of radiation therapy using TomoTherapy Systems;

•                  Advances in technology which improve the quality of treatments and ease of use of TomoTherapy Systems;

•                  Our ability to improve the reliability of the TomoTherapy Systems; and

•                  Expansion of TomoTherapy System sales in countries throughout the world.

Sale of Our Products

Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a signed sales contract, meeting backlog criteria, generally spans six months to two years. The time from receipt of a signed contract to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system. This time varies significantly, generally from six to twenty-four months.

In the United States, we sell to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we sell to customers in over 80 countries directly and through distributors. We have sales and service offices in Japan and many countries in Europe and Asia. The following table shows the number of systems installed by geographic region as of March 31, 2012:

Americas	366
Europe	138
Asia (excluding Japan)	80
Japan	51
Total	635

International sales of our products account for a significant and growing portion of our total net revenue. Revenue derived from sales outside of the United States was $55.2 million and $158.9 million for the three and nine months ended March 31, 2012, respectively, while it was $26.7 million and $57.1 million for the three and nine months ended March 31, 2011, respectively. International sales as a percentage of our total net revenue was 54% and 49% for the three months ended March 31, 2012 and 2011, respectively and 51% and 39% for the nine months ended March 31, 2012 and 2011, respectively. The increase in international revenue during fiscal 2012 compared to fiscal 2011 primarily resulted from the inclusion of sales of TomoTherapy products and services in the three and nine months ended March 31, 2012.

For the nine months ended March 31, 2012, total combined new orders for systems from customers outside the United States have increased from the same period in the prior year. However, system orders in the United States this fiscal year have not been as strong as in the prior year. Although the TomoTherapy integration has been going well on many fronts, we believe the integration of the two sales teams in the United States has contributed to lower than anticipated system orders in this region. We have recently implemented a realignment of the sales organization in the United States designed to improve performance in this region and we expect to see the effects of the realignment in the coming quarters.

Backlog

Since the start of fiscal 2012 (the fiscal year beginning July 1, 2011), we have been reporting backlog in a manner that is common for all of our products and services.

•                  Products:  Orders for systems, upgrades, and our shared ownership program will be reported in backlog, excluding amounts attributable to warranty service, training and installation.

•                  Service:  Orders for service, warranty, installation, training and other non-recurring services will not be reported in backlog. Previously, orders for service were reported in backlog for CyberKnife Systems but not for TomoTherapy Systems.

For orders that cover both products and services, only the portion of the order that is recognized as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, warranty service, training and installation) is not included in reported backlog. Additionally, orders for TomoTherapy Systems made on or before June 30, 2011, that met the historical TomoTherapy backlog criteria have been grandfathered into, and are included in, our backlog, with the exception of orders that would have “aged out” as of June 30, 2011. TomoTherapy previously did not have an “age out” criteria, so we have adjusted the TomoTherapy backlog to age out orders where 2.5 years have passed from the time the order entered TomoTherapy’s backlog. As of March 31, 2012, product only backlog was $279.6 million in total. This amount is calculated based on the criteria set forth below and therefore is not comparable to backlog amounts reported for CyberKnife or TomoTherapy Systems prior to fiscal 2012, which were calculated using different criteria. Accordingly, we have not included, for comparison purposes, backlog amounts as of March 31, 2011 for either CyberKnife or TomoTherapy Systems, due to the changes in methodology.

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

•                  We have received a minimum deposit or a letter of credit; the sale is a direct channel sale to a government entity, or the product has shipped to a customer with credit sufficient to cover the minimum deposit;

•                  The specific end customer site has been identified by the customer in the written contract or written amendment; and

•                  Less than 2.5 years have passed since the contract met all the criteria above.

Although our backlog includes only contractual agreements from our customers to purchase CyberKnife Systems or TomoTherapy Systems, we cannot make assurances that we will convert backlog into recognized revenue due to factors outside our control, which includes, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, changes to regulatory requirements, or other reasons for cancellation of orders.

Material Weakness in Internal Control Over Financial Reporting

In connection with our evaluation of internal control over financial reporting for the fiscal year ended June 30, 2011, we identified a material weakness relating to our accounting for significant, non-routine transactions.  During the three and nine months ended March 31, 2012, our efforts to remediate the previously reported material weakness in internal control over financial reporting consisted of the following corrective actions:

•                  We hired several finance personnel which has provided us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner.

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

Results of Operations

Three and nine months ended March 31, 2012 Compared to three and nine months ended March 31, 2011

Net Revenue

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
Products	$59,875	$35,584	$24,291	68%	$179,851	$90,771	$89,080	98%
Services	41,720	18,253	23,467	129%	127,218	54,833	72,385	132%
Other	221	910	(689)	-76%	1,621	1,457	164	11%
Net Revenue	$101,816	$54,747	$47,069	86%	$308,690	$147,061	$161,629	110%

Total net revenue for the three months ended March 31, 2012 increased by $47.1 million from the three months ended March 31, 2011 to $101.8 million. This increase was primarily due to the addition of $47.7 million of revenue related to our TomoTherapy Systems and services.

The increase in product revenue for the three months ended March 31, 2012 as compared to the comparable period in 2011 was due to the addition of $27.3 million of revenue from TomoTherapy Systems offset by a decline of $3.0 million of revenue from CyberKnife Systems resulting from a decrease in revenue by one unit. The increase in service revenue for the three months ended March 31, 2012 as compared to the comparable period in 2011 was due to the addition of $20.3 million of revenue generated from service of TomoTherapy systems and an increase of $3.2 million of revenue generated from service of CyberKnife systems due to increases in the installed base.

Total net revenue for the nine months ended March 31, 2012 increased by $161.6 million from the nine months ended March 31, 2011 to $308.7 million primarily due to the addition of $176.0 million of revenue related to our TomoTherapy Systems and services as well as from increases in CyberKnife service revenues due to increases in the installed base. This was offset by a decline of $20.2 million in revenue related to our CyberKnife Systems due to a decrease in revenue by one unit during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011, increases in revenue deferrals for systems sold with extended payment terms, decreases in revenue from treatment vault construction, and lower average revenue per system due to changes in the mix of products sold. In addition, we recognized nil and approximately $1.9 million of revenue during the nine months ended March 31, 2012 and 2011, respectively, arising from revenue previously deferred from systems sold with a platinum service agreement in prior years.

The increase in product revenue for the nine months ended March 31, 2012 as compared to the comparable period in 2011 was due to the addition of $109.3 million of revenue from TomoTherapy Systems offset by a decline of $20.2 million of revenue from CyberKnife Systems. The increase in service revenue for the nine months ended March 31, 2012 as compared to the comparable period in 2011 was due to the addition of $65.3 million of revenue generated from service of TomoTherapy systems and an increase of $7.1 million of revenue generated from service of CyberKnife systems due to increases in the installed base.

We acquired TomoTherapy on June 10, 2011, therefore our results for the three and nine month period ended March 31, 2011 did not include any revenues or cost of revenues related to TomoTherapy Systems. In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. During the three and nine month periods ended March 31, 2012, $1.9 million and $10.7 million, respectively, of the write-up of deferred service revenue was recognized as service revenue. We anticipate the balance of this write-up will be recognized as service revenue through the fourth quarter of fiscal 2012.

We expect our service revenue to increase as our installed base continues to grow.

Gross Profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012		2011		2012		2011
	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net
	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)
Gross profit	$36,111	35.5%	$27,313	49.9%	$100,782	32.6%	$75,016	51.0%
Products	27,474	45.9%	21,385	60.1%	76,277	42.4%	55,884	61.6%
Services	8,620	20.7%	6,101	33.4%	23,592	18.5%	19,436	35.4%
Other	17	7.7%	(173)	-19.0%	913	56.3%	(304)	-20.9%

Our gross profit margin for the three months ended March 31, 2012 was 14.4 percentage points lower than the gross profit margin during the three months ended March 31, 2011. This decline was due principally to the lower gross profit margin of 15.9% on TomoTherapy revenues included in our results of operations for the three months ended March 31, 2012. The gross profit margin on CyberKnife revenues was 52.7% during the three months ended March 31, 2012 as compared to 49.9% during the three months ended March 31, 2011 due to higher margins on service revenues.

Our gross profit margin for the nine months ended March 31, 2012 was 18.4 percentage points lower than the gross profit margin during the nine months ended March 31, 2011. This decline was due principally to the lower gross profit margin of 19.7% on TomoTherapy revenues included in our results of operations for the nine months ended March 31, 2012. In addition, the gross profit margin on CyberKnife revenues declined slightly by 1.2 percentage points during the nine months ended March 31, 2012 to 49.8%, primarily due to changes in product mix partially offset by higher margins on service revenues.

In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. These included the write-up of inventory based on selling price rather than cost of manufacturing, the write-down of deferred product revenue, the write-up of deferred service revenue, and the recording of intangible assets related to developed technology and to backlog existing at the time of the acquisition. On the acquisition date, deferred service and product revenues were valued at cost plus a reasonable margin. Including the results of these and other purchase accounting adjustments, the results from the sale of TomoTherapy products and services for the nine month period ended March 31, 2012 reflect a negative gross margin. During the three and nine month periods ended March 31, 2012, product revenues were reduced by $1.3 million and $1.9 million, respectively, while product cost of revenues were increased by $3.8 million and $19.7 million, respectively. Services revenues were increased by $1.9 million and $10.7 million for the three and nine month periods ended March 31, 2012, respectively, while services cost of revenues were decreased by $0.5 million during the three month period ended March 31, 2012 and increased by $0.9 million during the nine month period ended March 31, 2012. We expect that the impact of the purchase accounting adjustments to inventory and deferred revenues will flow through our statement of operations from the date of the acquisition through the fourth quarter of fiscal 2012.

Selling and Marketing

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
Selling and marketing	$12,449	$8,127	$4,322	53%	$40,047	$23,874	$16,173	68%
Percentage of net revenue	12.2%	14.8%			13.0%	16.2%

Selling and marketing expenses for the three months ended March 31, 2012 increased $4.3 million compared to the three months ended March 31, 2011, primarily due to headcount increases leading to higher compensation and employee related expenses of $2.2 million, facilities and information technology related expenses of $1.0 million, consulting expenses of $0.4 million and travel expenses of $0.3 million. During the three months ended March 31, 2012, we incurred $3.2 million of selling and marketing expenses in our TomoTherapy subsidiary consisting primarily of compensation and employee related expenses of $1.5 million and facilities and information technology related expenses of $1.0 million.

Selling and marketing expenses for the nine months ended March 31, 2012 increased $16.2 million compared to the nine months ended March 31, 2011. The increase was primarily attributable to higher compensation and employee related expenses of $9.2 million, travel expense of $2.0 million, facilities and information technology related expenses of $1.9 million, tradeshows expense of $1.3 million and consulting expenses of $1.2 million. During the nine months ended March 31, 2012, we incurred $12.5 million of selling and marketing expenses in our TomoTherapy subsidiary consisting primarily of compensation and employee related expenses of $7.8 million, travel expense of $1.7 million and facilities and information technology related expenses of $1.5 million.

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
Research and development	$23,783	$9,291	$14,492	156%	$64,222	$26,651	$37,571	141%
Percentage of net revenue	23.4%	17.0%			20.8%	18.1%

Research and development expenses for the three months ended March 31, 2012 increased $14.5 million compared to the three months ended March 31, 2011 due in part to our continued investment in research and development of new technologies. The increase was primarily attributable to $5.5 million in higher compensation and employee related expenses due to increased headcount, increases in facilities and information technology related expenses by $3.7 million, $3.1 million in higher spending for consulting expenses related to development projects and $1.7 million for project related costs. During the three months ended March 31, 2012, we incurred $12.0 million of research and development expenses in our TomoTherapy subsidiary consisting primarily of consulting expenses of $4.1 million, compensation and employee related expenses of $3.9 million and facilities and information technology related expenses of $3.3 million.

Research and development expenses for the nine months ended March 31, 2012 increased $37.6 million compared to the nine months ended March 31, 2011. The increase was primarily attributable to $18.9 million in higher compensation and employee related expenses, $7.2 million in higher facilities and information technology related expenses, $6.6 million in higher consulting expenses and $3.3 million in higher project related costs. During the nine months ended March 31, 2012, we incurred $30.7 million of research and development expenses in our TomoTherapy subsidiary consisting primarily of compensation and employee related expenses of $15.0 million, consulting expenses of $7.2 million and facilities and information technology related expenses of $6.9 million.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
General and administrative	$14,213	$10,421	$3,792	36%	$42,845	$27,461	$15,384	56%
Percentage of net revenue	14.0%	19.0%			13.9%	18.7%

General and administrative expenses for the three months ended March 31, 2012 increased $3.8 million compared to the three months ended March 31, 2011. The increase was primarily attributable to higher compensation and employee related expenses of $3.0 million due to increased headcount and higher office administrative expenses of $0.4 million. During the three months ended March 31, 2012, we incurred $2.5 million of general and administrative expenses in our TomoTherapy subsidiary consisting primarily of compensation and employee related expenses of $1.8 million and consulting, accounting and legal expenses of $0.3 million.

General and administrative expenses for the nine months ended March 31, 2012 increased $15.4 million compared to the nine months ended March 31, 2011. The increase was primarily attributable to increased compensation and employee related expenses of $7.1 million, higher consulting, accounting and legal expenses of $5.8 million, higher facilities and information technology related expenses of $1.2 million and higher office administrative expenses of $0.8 million. During the nine months ended March 31, 2012, we incurred $7.7 million of general and administrative expenses in our TomoTherapy subsidiary consisting primarily of compensation and employee related expenses of $5.2 million and consulting, accounting and legal expenses of $1.8 million.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
Other income (expense), net	$(952)	$22	$(974)	-4427%	$(8,323)	$2,314	$(10,637)	-460%
Percentage of net revenue	-0.9%	0.0%			-2.7%	1.6%

Other income (expense), net, was $1.0 million of net other expense for the three months ended March 31, 2012 compared to net other income of less than $0.1 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we incurred interest expense of $1.9 million related to our 3.75% Convertible Senior Notes due August 1, 2016 (the “Notes”), which were issued in August 2011 offset by gains of $1.2 million from foreign currency transactions. We earned interest income of $0.1 million on our investment portfolio and recorded losses of $0.1 million from foreign currency transactions during the three months ended March 31, 2011.

Other income (expense), net, was $8.3 million of net other expense for the nine months ended March 31, 2012 compared to net other income of $2.3 million for the nine months ended March 31, 2011. During the nine months ended March 31, 2012, we incurred interest expense of $5.1 million related to the Notes, foreign currency loss of $2.6 million and other miscellaneous expenses of $0.6 million. During the nine months ended March 31, 2011, our other income, net, consisted of $2.0 million related to foreign currency transaction gains and $0.5 million of interest income from our investment portfolio, offset by miscellaneous expenses of $0.2 million.

Provision for Incomes Taxes

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
Provision for income taxes	$1,247	$656	$591	90%	$2,152	$1,046	$1,106	106%
Percentage of net revenue	1.2%	1.2%			0.7%	0.7%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. For the three and nine months ended March 31, 2012 we recorded income tax expense of $1.2 million and $2.2 million, respectively, while for the three and nine months ended March 31, 2011, we recorded income tax expense of $0.7 million and $1.0 million respectively. The increases during the three and nine months ended March 31, 2012 are primarily related to increases in corporate earnings of our foreign subsidiaries.

The Company’s effective tax rate does not include the impact of certain undistributed foreign earnings for which it has not provided U.S. taxes because the Company plans to reinvest such earnings indefinitely outside the United States.

We are also subject to periodic examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. Currently, our fiscal year 2009 U.S. federal tax return is under examination by the IRS. The audit is still in the information gathering stage.

Performance-based Awards

During fiscal 2012, the Compensation Committee of our Board of Directors of the Company approved the granting of Performance-Based Stock Units (“PSUs”) to employees of the Company which vest only upon meeting certain financial performance criteria during the performance period commencing on the first day of our 2012 fiscal year and ending on the last day of our 2013 fiscal year. In the event that the PSUs do not become vested as a result of the Company’s performance during the performance period, all PSUs are automatically forfeited by the participants effective as of the last day of the performance period. During the nine months ended March 31, 2012, approximately 1.0 million PSUs have been granted to employees valued at approximately $3.9 million which was based on the fair value of the Company’s common stock on the grant date and will be recognized over the requisite performance period based on our assessment of the probability of achieving the performance criteria. As of March 31, 2012, we have assessed that it was not probable that the performance criteria would be met during the performance period and accordingly, no compensation cost has been recognized for the PSUs during the three and nine months ended March 31, 2012. If in a future period management revises its assessment and concludes that it is probable that the performance criteria will be met, we will record a cumulative catch up compensation charge for the PSUs in that period. Remaining compensation charges for the PSUs would be recognized ratably over the remaining performance period.

Liquidity and Capital Resources

At March 31, 2012, we had $151.3 million in cash and cash equivalents. We expect to use cash for the balance of fiscal 2012 driven primarily by operating losses and capital expenditures. We anticipate that we will begin to turn profitable and generate positive cash flow in the later part of fiscal 2013. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part II, Item 1A of our Form 10-Qs for the quarters ended September 30, 2011 and December 31, 2011, as updated in Part II, Item 1A titled “Risk Factors” of this Form 10-Q. However, based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

Cash Flows From Operating Activities

Net cash used in operating activities was $32.8 million for the nine months ended March 31, 2012 which was attributable to net loss of $56.8 million and cash used for working capital purposes of $12.6 million, partially offset by $36.7 million of non-cash charges. Non-cash charges primarily included $24.5 million of depreciation and amortization expenses, $6.3 million of share-based compensation expense, accretion of interest expense on the Notes of $2.6 million, $2.0 million for provision for write-down of inventories and $1.0 million for provision for bad debts. Cash used for working capital was primarily attributed to increases in accounts receivable of $12.9 million due to higher billings, decreases in accounts payable of $15.8 million due to timing of vendor payments and decreases in accrued liabilities of $15.6 million due to payments for acquisition related, value-added tax related, and other liabilities, decreases in customer deposits of $6.3 million due to lower minimum deposit requirements on new orders and partially offset by cash flow from decreases in inventory balances of $9.2 million due to usage and increases in deferred revenues of $24.1 million due to increased shipments and billings.

Net cash used in operating activities was $9.1 million for the nine months ended March 31, 2011 which was attributable to net loss of $1.7 million, $11.6 million of non-cash charges and cash used for working capital purposes of $19.0 million. Working capital changes included a decrease in deferred revenue, net of deferred cost of revenue of $2.3 million, an increase in inventories of $7.8 million, an increase in accounts receivable of $6.2 million and a decrease in accounts payable of $2.9 million. Non-cash charges primarily included $6.4 million of stock-based compensation charges, $4.4 million of depreciation and amortization expenses, and write-down of inventories of $0.7 million.

Cash Flows From Investing Activities

Net cash used in investing activities was $9.1 million for the nine months ended March 31, 2012, which consisted of purchases of property and equipment of $7.7 million and $1.4 million related to the acquisition of TomoTherapy.

Net cash provided by investing activities was $16.0 million for the nine months ended March 31, 2011, which was primarily attributable to net marketable securities activities of $20.1 million and $4.0 million of cash used for purchases of property and equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities was $98.8 million for the nine months ended March 31, 2012. In August 2011, we issued the Notes for net proceeds of $96.1 million. In addition, we received $2.7 million attributable to proceeds from the exercise of common stock options and the purchase of common stock under our equity compensation plans.

Net cash provided by financing activities of $4.3 million for the nine months ended March 31, 2011 was attributable to proceeds from the exercise of common stock options and the purchase of common stock under our equity compensation plans.

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

The Notes were issued under an Indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes are convertible, as described below, at our election, into our common stock, cash or a combination thereof at an initial conversion rate equal to 105.5548 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $9.47 per share of common stock, subject to adjustment. Holders of the Notes may convert their Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date.  Prior to May 1, 2016, holders of the Notes may convert their Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of our common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the “Note Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of our common stock and the applicable conversion rate for such trading day; (3) if we call any or all of the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture.

Holders of the Notes, who convert their Notes in connection with a “make-whole fundamental change”, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of a fundamental change, as defined in the Indenture, holders of the Notes may require us to purchase all or a portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

In accordance with ASC 470-20 Debt with Conversion and Other Options, we separately account for the liability and equity conversion components of the Notes. The principal amount of the liability component of the Notes was $75.9 million as of date of issuance, which was based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component will be accreted to the principal amount of the Notes using the effective interest method over five years.

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

All of our significant accounting policies and methods used in the preparation of our condensed consolidated financial statements are described in “Note 2, Summary of Significant Accounting Policies”, in notes to the condensed consolidated financial statements. During the three and nine months ended March 31, 2012, there have been no changes to the critical accounting policies and estimates as discussed in Part II, Item 7 of our 2011 Annual Report on Form 10-K for the year ended June 30, 2011, which we believe are those related to revenue recognition, business combinations and intangible asset impairment, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expense and accruals.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

As of March 31, 2012, there were no amounts in deferred revenue for CyberKnife and TomoTherapy System contracts denominated in a foreign currency, in which system revenue would be recognized in future periods. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, including some of our commissions related to sales of the CyberKnife and TomoTherapy Systems, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

Interest Rate Risk

At March 31, 2012, we had $74.9 million of cash equivalents invested in money market funds and certificates of deposit. Our earnings would not be materially affected by interest rate risk due to the low interest rate on these highly liquid investments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, and because of the continuing material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012 our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Specifically, we did not have sufficient numbers of highly skilled accountants to provide for a timely analysis, documentation and review of the acquisition of TomoTherapy which closed on June 10, 2011.  During the three and nine months ended March 31, 2012, our efforts to remediate this continuing material weakness in our internal control over financial reporting consisted of the following corrective actions:

•                  We hired several finance personnel which has provided us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner.

•                  We implemented a practice, pursuant to which we consulted with, and will continue to consult with external subject matter experts as necessary to address any significant, non-routine transactions that may arise in order to validate the accounting approach prior to execution.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, except as described above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.             Risk Factors.

Description of the risk factors associated with our business are included under “Risk Factors” Part II, Item 1A. of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2011 and December 31, 2011 (the “Prior Filings”) and are incorporated herein by reference.

The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in the Prior Filings.  Any risk factor included below supersedes the description of the relevant risk factor in the Prior Filings.

We anticipate that the distribution arrangements between Accuray and Siemens AG will terminate in March 2013 without Siemens having distributed any significant number of CyberKnife or TomoTherapy Systems.

In June 2010, we entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with Siemens AG (“Siemens”), pursuant to which (1) we granted Siemens certain distribution rights to our CyberKnife Systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linac products, and (3) we created a research and development relationship between Accuray and Siemens for the pursuit and implementation of other potential collaboration opportunities. Siemens terminated the Alliance Agreement effective December 23, 2011, thereby terminating the elements described in clauses (2) and (3) above.  On December 26, 2011, Siemens and the Company entered into a distribution agreement pursuant to which Siemens may (but is not required to) distribute both CyberKnife and TomoTherapy Systems.  The term of this agreement ends in March 2013.  Sales to date under the Siemens Alliance Agreement and subsequent distribution agreement with Accuray have not been material.

In April 2012, Siemens and Varian Medical Systems, Inc. (“Varian”) announced that they had entered into a strategic global partnership involving mutual marketing and representation of products for imaging and treatment in the global radiation oncology business, the development of software interfaces between Siemens and Varian treatment systems and potential joint development of new products.  Given this announcement, we anticipate that Siemens will distribute few, if any, CyberKnife or TomoTherapy Systems during the remaining term of its distribution agreement.

We may not be able to realize all of the desired benefits from our relationship with Compact Particle Acceleration Corporation (“CPAC”).

Since April 2008, TomoTherapy has been an investor in CPAC to continue development of its research initiative for a compact proton therapy system for the treatment of cancer. CPAC has sought, and is continuing to seek, investments from third parties to support the development of this technology.  On April 20, 2012, we entered into various transactions with CPAC and its other stockholders pursuant to which we invested $1.1 million and agreed to invest up to an additional $0.7 million in exchange for preferred stock of CPAC and warrants to purchase common stock. We also agreed to convert certain of our convertible loans with CPAC into preferred stock. Certain other investors also participated in the financing. In connection with the transactions, we terminated our option to purchase a portion of the CPAC stock held by other CPAC investors in exchange for the right to commercialize the technology in the medical field, but now we have the option, upon the occurrence of certain events, to elect to either acquire CPAC or enter into a non-exclusive supply and distribution agreement for CPAC’s compact proton therapy products.  The triggers for the option becoming exercisable include CPAC achieving certain technical milestones or the CPAC board approving a proposal for the acquisition of CPAC.  If Accuray were to elect the option to acquire CPAC, the acquisition price would be equal to the fair market value of CPAC at such time, as determined by one or more appraisers.

We may not be able to obtain all of the potential benefits relating to CPAC that we may desire. In addition, CPAC needs additional funding to continue its development efforts. We cannot be certain that CPAC will be able to obtain all of the additional financing required for this project on commercially reasonable terms or that the technology development will be successful. Even if CPAC is able to obtain financing and the technology development is successful, CPAC may not have the resources to commercialize the compact proton system, the market requirements may change such that commercialization is no longer feasible, or we may not be in a position to finance our option to purchase CPAC or to become a supplier or distributor of its technology. Any of these events could adversely affect our business, financial condition and results of operations.

Disruption of critical information systems could harm our business and financial condition.

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. We implemented and began use of a new Enterprise Resource Planning (“ERP”) system effective January 1, 2011. Our initial implementation covered the basic elements of our ERP system. We recently migrated processes and systems used by TomoTherapy to the processes and systems used with our new ERP system, and we plan to implement additional capabilities in the future.  If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, or if we fail to smoothly manage the new ERP system or its recent integration with TomoTherapy’s processes and systems, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. There can be no assurance that any efforts we make to guard against such privacy breaches will prevent breakdowns or breaches in our systems that could adversely affect our business.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of March 31, 2012, we had an accumulated deficit of $196.2 million. We may incur net losses in the future, particularly as we continue to increase our manufacturing, research and development, and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems and to control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. If we fail to achieve profitability, our stock price could decline.

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

We consider the competition for the TomoTherapy Systems to be existing radiation therapy systems, primarily using C-arm linacs, sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Mitsubishi Heavy Industries, and to a lesser extent, BrainLAB AG. Varian Medical Systems has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In 2008, Varian began selling and installing RapidArc technology. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems, including the TomoTherapy Systems, and Varian has maintained a strong marketing campaign claiming this technology has the same capabilities as, or better capabilities than, our TomoTherapy Systems. In April 2010, Varian announced the launch of a new line of TrueBeam systems, which Varian claims are specifically designed for high-precision image-guided radiotherapy and radiosurgery. Varian claims this new platform is designed to be versatile and can be used for all forms of advanced external beam radiation therapy. In April 2012, Varian and Siemens announced that they had entered into a strategic global partnership involving mutual marketing and representation of products for imaging and treatment in the global radiation oncology business, the development of software interfaces between Siemens and Varian treatment systems and potential joint development of new products.

The CyberKnife System also competes directly with conventional linac-based radiation therapy systems, primarily from Elekta AB, BrainLAB AG, Mitsubishi Heavy Industries and Varian Medical Systems. At least one other company has announced that it is developing a product that, if introduced, would be directly competitive with the CyberKnife System. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. The CyberKnife System has not typically been used to perform traditional radiation therapy and therefore competition has been limited with conventional medical linacs that perform traditional radiation therapy. However, the CyberKnife VSI System, which we introduced in November of 2009, may be used to perform Robotic IMRT, an advanced method of traditional radiation therapy, which products of Elekta, Siemens and Varian are also capable of performing. In addition, some manufacturers of conventional linac-based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image-guidance systems to perform radiosurgery.

Furthermore, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, MRI-guided radiotherapy systems, proton therapy systems, drug treatment, gene therapy (which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes) and other approaches. Moreover, at least one other company has announced that it is developing a product that, if introduced, would be directly competitive with the CyberKnife System. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy Systems and their technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience and resources in research and development than we have. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products less useful or obsolete. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

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

•                  Availability of adequate coverage and reimbursement from third-party payors, insurance companies and others for procedures performed using our systems;

•                  Properly identifying customer needs and delivering new products or product enhancements to address those needs;

•                  Published, peer-reviewed studies supporting the efficacy and safety and long-term clinical benefit of the CyberKnife and TomoTherapy Systems;

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

•                  Securing sufficient capital resources to expand both our continued research and development, and sales and marketing efforts; and

•                  Obtaining and maintaining any necessary United States or foreign market approvals or clearances.

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

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot maintain effective controls and provide reliable financial reports, our business and operating results could be harmed. Our management determined, as of June 30, 2011, that we had a material weakness in our internal control over financial reporting, and they have further concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weakness, which has not yet been fully remediated. Our remediation efforts during fiscal 2012 have included (1) hiring several finance personnel which will provide us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner, and (2) implementing a practice, pursuant to which we consulted with, and will continue to consult with, external subject matter experts as necessary to address any significant, non-routine transactions that may arise in order to validate the accounting approach prior to execution.

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

The complexity of our financial model contributes to our need for effective financial reporting systems and internal controls. We recognize revenue from a range of transactions including CyberKnife and TomoTherapy System sales, our shared ownership program and services. The CyberKnife and TomoTherapy Systems are complex products that contain both hardware and software elements. The complexity of the CyberKnife and TomoTherapy Systems and of our financial model pertaining to revenue recognition requires us to process a broader range of financial transactions than would be required by a company with a less complex financial model. Accordingly, deficiencies or weaknesses in our internal controls would likely impact us more significantly than they would impact a company with a less complex financial model. If we were to find that our internal controls were deficient, we could be required to amend or restate historical or pro forma financial statements, which would likely have a negative impact on our stock price. Our management determined, as of June 30, 2011, that we had a material weakness in our internal control over financial reporting, and they have further concluded that our disclosure controls and procedures were not effective as of March 31, 2012 due to the material weakness, which has not yet been fully remediated. As discussed above, we have been implementing remediation efforts throughout fiscal 2012.

We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of medical device products. We may be held liable if a CyberKnife or TomoTherapy System causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any weaknesses in training and services associated with our products may also result in product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create adverse publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. We may also be subject to claims for property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts of coverage. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which the CyberKnife or TomoTherapy Systems may be used, any of which could harm our reputation and business and result in a decline in revenue.

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past, including four recalls for the CyberKnife Systems and two recalls for the TomoTherapy Systems during the first nine months of fiscal 2012. Each of these recalls was initiated by Accuray. No serious adverse health consequences have been reported in connection with these recalls, and the costs associated with each such recall were not material. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

International sales of our products account for a significant portion of our revenue, which exposes us to risks inherent in international operations.

Our international sales have increased over the last four fiscal years. The percentages of our revenue derived from sales outside of the United States for the nine months ended March 31, 2012 and 2011 were 51% and 39%, respectively. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

Our international operations are also subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act of 2010. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with the obtaining of business overseas. Violations of the FCPA or other similar laws by us or any of our employees, executive officers, distributors or other agents could subject us or the individuals involved to criminal or civil liability and could therefore materially harm our business.

In addition, future imposition of, or significant increases in, the level of customs duties, export quotas, regulatory restrictions or trade restrictions could materially harm our business.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2012, customer contracts with extended payment terms of more than one year amounted to less than 4% of our receivable balances. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At March 31, 2012, we had $151.3 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions, consisting of money market funds and certificates of deposit. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We are directly, or indirectly through our customers, subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse. These laws, which directly or indirectly affect our ability to operate our business, primarily include but are not limited to the following:

•                  The federal Anti-Kickback Statute, which prohibits persons from soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•                  State law equivalents to the Anti-Kickback Statute, which may not be limited to government-reimbursed items;

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

The Physician Payment Sunshine Act (Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act on Dec. 14, 2011, requires medical device companies such as Accuray to track payments and all transfers of value to licensed physicians in the U.S. beginning January 1, 2012. Companies must report 2012 data by March 31, 2013. The government plans to post that data on a public searchable government-maintained website no later than September 2013.

Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million).

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

•                  Research funding arrangements, particularly post-market research activities, that are linked directly or indirectly to the purchase of products or services, or otherwise inappropriately influenced by sales and marketing considerations; and

•                  Other offers of remuneration to purchasers that are expressly or impliedly related to a sale or sales volume, such as “prebates” and “upfront payment,” other free or reduced-price goods or services, and payments to cover costs of “converting” from a competitor’s products, particularly where the selection criteria for such offers vary with the volume or value of business generated.

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

As of March 31, 2012, we had total consolidated long-term liabilities of approximately $93.0 million, including Notes in the amount of $78.5 million. Our level of indebtedness could have important consequences to stockholders and note holders, because:

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

Our directors, executive officers and major stockholders own approximately 46.5% of our outstanding common stock as of March 31, 2012, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of March 31, 2012, our directors, executive officers, and current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 46.5% of our outstanding common stock. This is a significant increase from the 23.8% of our outstanding common stock held by such persons as of September 30, 2011. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 8, 2012