Form 10-K
period 2012-06-30
ACCURAY INC
filed 2012-09-10
CIK 1138723

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

         Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 31, 2011, the last business day of the registrant's most recently completed second fiscal quarter was: $176,019,053. Shares of the registrant's common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 24, 2012, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 72,006,666.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2012 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2012

FORM 10-K

ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding the extent and timing of future revenues and expenses, statements regarding marketing efforts, statements regarding reimbursement rates, statements regarding regulatory requirements, statements regarding future orders, statements regarding the cancer treatment market, statements regarding our strategy, statements regarding our strategic alliance with Siemens AG, statements regarding our products, statements regarding revenues, statements regarding intellectual property rights, statements regarding the acquisition of TomoTherapy (including our expected timing for the acquisition to be accretive), statements regarding our earnings or other financial results, and other statements using words such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "intends," "may," "plans," "projects," "should," "will" and "would," and words of similar import and the negatives thereof. Accuray Incorporated ("we," "our," the "Company") has based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. Factors that could cause our actual results to differ materially include those discussed under "Risk Factors" in Part I, Item 1A of this report. We undertake no obligation to update or revise any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

 PART I

Item 1.    BUSINESS

The Company

        We believe we are the premier radiation oncology company based on our history of rapid innovation and our leading edge technologies designed specifically to deliver radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy, and adaptive radiation therapy that is tailored to the specific needs of each patient. Our suite of products includes the CyberKnife® Robotic Radiosurgery Systems and the TomoTherapy® Systems. The systems are highly complementary offerings, serving distinct patient populations treated by the same medical specialty.

        The CyberKnife System represents the next generation of dedicated radiosurgery systems. With its specialized tracking and robotic position correcting capabilities, it is able to deliver ablative doses of radiation with a high level of accuracy. The CyberKnife System is designed to combine continual image guidance technology with a compact linear accelerator, or linac, which has the ability to move in three dimensions according to the treatment plan. Our image-guided technology enables the CyberKnife System to continually acquire images to track and detect a tumor's location and movement and transmit any position corrections to the robotic arm prior to delivery of each dose of radiation. Our CyberKnife linac is a compact radiation treatment device that uses microwaves to accelerate electrons to create high-energy X-ray beams to destroy tumor cells. This combination of image-guided technology and linac, which we refer to as intelligent robotics, extends the benefits of radiosurgery to the treatment of tumors anywhere in the body. The CyberKnife System automatically tracks, detects and corrects for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation with sub-millimeter accuracy. Treatment with the CyberKnife System requires no anesthesia, can be performed in one to five staged treatment sessions, or fractions, on an outpatient basis and allows for the treatment of patients who otherwise might not have been treated with radiation or who may not have been good candidates for surgery. In addition, the CyberKnife

System is designed to minimize many of the risks and complications that are associated with other treatment options.

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

        The TomoTherapy System operates on a ring gantry and combines integrated computed tomography, or CT, imaging with intensity modulated radiation therapy, which is designed to deliver radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. The TomoTherapy Systems include the Hi-Art® System, delivering CT-guided, helical, intensity-modulated radiation therapy, or IMRT; the TomoHD™ System, which includes both our TomoHelicalTM and TomoDirectTM treatment modalities; and the TomoMobile™ relocatable radiation therapy solution, which consists of a standard TomoTherapy System, housed in a movable coach that replicates the environment of a conventional treatment vault and is designed to improve the access and availability of state-of-the-art cancer care. We refer to these systems collectively as the TomoTherapy Systems.

        As of June 30, 2012, 642 CyberKnife and TomoTherapy Systems were installed worldwide, four of which are pursuant to our shared ownership program. CyberKnife and TomoTherapy System customers have reported that more than 200,000 patients have been treated in 32 countries with our solutions since their commercial introductions. Our customers have increasingly used the CyberKnife System for indications outside of the brain, where radiosurgery treatments first originated, for tumors on or near the spine and elsewhere in the body, including for example, tumors in the lung, liver, prostate, pancreas and kidney. Based on customer data, over 50% of patients treated with the CyberKnife Systems in the United States during the year ended June 30, 2012 were treated for tumors outside of the brain.

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

Market Overview

        Despite significant improvements in cancer diagnosis and treatment, cancer rates continue to increase globally. According to the 2008 World Cancer Report and an update in June 2012, issued by the International Agency for Research on Cancer in the World Health Organization, or WHO, annual cancer rates around the world are projected to increase by over 73% to 22.0 million new cases in the year 2030 from 12.7 million cases in 2008. Since 2010, cancers are estimated to have been the leading cause of death. In the United States, cancer is the second leading cause of death after heart disease. The American Cancer Society, or ACS, estimates that more than 577,000 Americans will die as a result of cancer in 2012. The ACS also estimates that approximately 1.6 million new cases of cancer will be diagnosed in the United States in 2012, with the increase attributable to the aging U.S. population.

        Cancers can be broadly divided into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood-borne cancers, such as leukemia. The ACS estimates that solid tumor cancers will account for approximately 1.5 million, or approximately 91%, of new cancer cases diagnosed and will account for approximately 523,000 cancer related deaths in the United States. In addition, tumors at the original cancer site, called primary tumors, such as in the breast or prostate, even when diagnosed and treated, can lead to the development of tumors in other locations of the body, called secondary tumors. This is referred to as metastatic disease, the movement of cancer cells from one part of the body to another.

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

        Currently, the most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high-energy radiation generated by medical equipment external to the patient. According to the IMV 2011 Radiation Oncology Market Summary Report, over 90% of patients treated with radiation therapy in the United States received external beam radiation generated by a linac. Linacs have been widely used for radiation therapy for over 30 years. Linacs represent the largest product segment within the global radiation therapy equipment market which was estimated to have a market size of approximately $2.1 billion in 2011, according to a October 2010 Radiation Therapy Equipment Report by Global Industry Analysts, Inc.

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

Radiation Treatment

        Radiation energy is an effective method for killing cells and is used to treat various cancer types. Radiation therapy works by exposing clusters of cancer cells, or tumors, to a dose of high energy radiation sufficient to cause cell death. When the external beam radiation therapy process begins, the clinician's goal is to target radiation delivery to the tumor as precisely as possible in order to maximize the radiation dose delivered to cancerous tissue and minimize the exposure of healthy tissue. While the goal of radiation therapy is to selectively deliver radiation solely to cancer cells, radiation therapy can result in healthy tissue outside of the intended treatment area being exposed to significant doses of radiation. Damage to healthy tissue and structures can cause side effects ranging in severity from superficial burns, nausea and vomiting, to more serious side effects, such as damage to vital organs. Over time, the exposure of healthy tissue to radiation energy can result in accumulated damage to healthy tissue in the patient's body and limit the patient's future treatment possibilities. In order to reduce such damage and exposure, clinicians typically divide the prescribed radiation dose into fractions. Prescribed treatments typically consist of 25 to 45 fractions, and are administered in small daily doses over several weeks. Such fractions are intended to deliver a cumulative dose of radiation sufficient to kill cancer cells, while allowing healthy tissue to recover between treatment fractions.

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

  Radiosurgery and Stereotactic Body Radiation Therapy.    As the ability to precisely target tumors has evolved over the years, the need to fractionate treatment has diminished. Radiosurgery was traditionally defined as an ablative dose of radiation to a tumor. Traditionally, due to limitations of technology, radiosurgery was confined to intracranial treatment and typically only delivered in a single fraction. Generally, the more radiation dose delivered to a tumor, the greater the possibility of ablating (completely killing) that tumor. Delivery of radiosurgical doses requires absolute knowledge of the position of the tumor during treatment and its relationship to surrounding normal healthy tissue. With the development of frameless radiosurgery, the fields of fractionated radiosurgery (delivery of ablative doses in 2 to 5 fractions) and extracranial radiosurgery, also called stereotactic body radiotherapy (SBRT) developed. Extracranial radiosurgery presents additional challenges because many extracranial tumors move due to respiration or other body functions. Radiosurgery originated for tumors in the brain (intracranial). However, depending on the proximity of normal healthy tissue to the tumor, there was a need for fractionated radiosurgery, even intracranially. So, the ability to deliver fractionated intracranial radiosurgery (dividing the prescription dose into one to five fractions) has evolved. Additionally, the same tumor ablation logic has been extended to the treatment of targets anywhere in the body. The same guidelines hold true as with intracranial radiosurgery. The absolute position of the treatment target in relation to the normal healthy tissue and in relation to the source of the radiation must be known. To achieve the accuracy and precision required for both Radiosurgery and Stereotactic Body Radiation Therapy, image guidance and a wide range of beam angles are critical for treatment.

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

Development of Radiosurgery

        Based on the demonstrated principles of radiation as a method of destroying cancer cells, manufacturers have developed radiosurgery systems that have initially shown to be effective in the treatment of brain tumors, and there have been various attempts to develop similarly accurate systems to perform radiosurgery elsewhere in the body. By destroying the tumor with a high dose of radiation, radiosurgery systems have been shown to be effective at local control without the risks, costs and other limitations of traditional surgery. Radiosurgery systems differ from traditional radiation therapy systems in that they are designed to deliver a very high cumulative dose of radiation, in a single or a small number of treatments precisely targeted at the tumor rather than at a region that consists of the tumor plus healthy tissue that surrounds the tumor area. The more accurate delivery of radiation allows higher doses to be delivered, increasing the probability of tumor cell death and better local control. In addition, radiosurgery can be used on patients who cannot, due to advanced age or other health reasons, tolerate traditional surgery.

        One of the initial radiosurgery techniques was frame-based radiosurgery for the treatment of brain tumors, which requires attaching a rigid frame to the patient's head by screwing it into the skull through the skin to immobilize the patient's head and to aid in targeting the tumor. In addition to immobilizing the patient, the frame forms a fixed coordinate system that is used to target a tumor inside the head. Once the frame is attached, the physician then images the head, typically with a CT scan, to identify the tumor location relative to the frame. The physician then uses the acquired images to develop a treatment plan, and the patient receives treatment while being held in position by the rigid frame. The entire process usually lasts between four and eight hours.

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

Our Strategy

        Our goal is to develop equipment and technology that allows physicians to deliver personalized, leading-edge treatment solutions that help cancer patients live longer, better lives. We endeavor to achieve this goal by expanding clinical opportunities for healthcare providers, helping them offer the best treatment for each patient and by providing patients with radiation treatment tailored to their specific needs. Our vision is a future where the fear, pain and suffering of cancer are a thing of the past. We believe our current technologies and our future innovation can help to achieve this. Some of the key elements of our strategy include the following:

        Increase physician adoption and patient awareness to drive utilization.    We are continually working to increase adoption and awareness of our systems and demonstrate their advantages over more traditional treatment methods. We hold and sponsor symposia and educational meetings and support clinical studies in an effort to demonstrate the clinical benefits of our systems. We regularly meet with clinicians to educate them on the expanded versatility that our systems offer in comparison to more traditional radiation therapy products. To support awareness of all of our product offerings, we assist our customers to increase patient awareness in their communities by helping them develop marketing and educational campaigns.

        Continue to expand the radiosurgery market.    While radiosurgery has traditionally been used to treat brain tumors, the CyberKnife System received U.S. Food and Drug Administration, or FDA, clearance in 2001 to treat tumors anywhere in the body where radiation is indicated. Based on customer data, over 50% of patients treated with the CyberKnife Systems in the United States during the year ended June 30, 2012 were treated for tumors outside of the brain. We are currently facilitating studies to further demonstrate the CyberKnife System's efficacy for treating tumors outside the brain and we believe these studies may increase overall utilization of the CyberKnife System and continue to expand the number of patients eligible for radiosurgery.

        Continue to innovate through clinical development and collaboration.    The clinical success of our products is due in large part to the collaborative partnerships we have developed over the last decade with clinicians, researchers and patients. We proactively seek out and rely on constructive feedback from system users to learn what is needed to enhance the technology. Due to this collaborative process, we continually refine and upgrade our systems, thereby improving our competitive position in the radiation therapy and radiosurgery markets. Our upgrades are designed to improve the ease of use and accuracy of treatment, decrease treatment times, and improve utilization for specific types of tumors.

        Expand sales in international markets.    We intend to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. We currently have regional offices in Madison, Wisconsin, Lausanne, Switzerland, Paris, France, Brussels, Belgium, Hong Kong and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. Combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region and Latin America, our sales and distribution channels cover more than 80 countries. However, many of these countries are not highly developed at this time and therefore sales opportunities may be limited. We intend to increase our international revenue by select additions of direct sales and marketing personnel in targeted areas to further penetrate our most promising international markets, as well as additions of distributors.

        Pursue acquisitions, strategic partnerships and joint ventures.    We intend to actively pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with our customers. For example, we completed the acquisition of TomoTherapy in fiscal 2011, a creator of advanced radiation therapy solutions for cancer care. During July 2012, we completed the acquisition of Morphormics, Inc., a privately-held company based in North Carolina, which is a developer of medical imaging software systems.

Our Products

        Our suite of products includes the CyberKnife® System and the TomoTherapy® System.

The CyberKnife System

        Our principal radiosurgery product is the CyberKnife System, a robotic radiosurgery system designed to treat tumors anywhere in the body non-invasively. The current United States list price for the CyberKnife System ranges from approximately $4.5 million to $6.2 million, depending upon system configuration and options purchased by the customer. The list price typically includes initial training, installation and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife System, as well as service contracts and training to assist customers in realizing the full benefits of the CyberKnife System.

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

        Treatment of inoperable or surgically complex tumors.    The CyberKnife System may be used to target tumors that cannot be easily treated with traditional surgical techniques because of their location, number, size, shape or proximity to vital tissues or organs, or because of the age or health of the patient. The CyberKnife System's intelligent robotics are designed to enable the delivery of radiation doses that conform closely to the shape of the tumor. This enables the precise targeting of a tumor, while at the same time minimizing damage to surrounding healthy tissue. Radiosurgery treatments performed with the CyberKnife System can also be staged over two to five treatment sessions. Robotic IMRT treatments performed with the CyberKnife System can be delivered in as many as 40 or more fractions.

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

        Real-time tracking of tumor movement.    The CyberKnife System is the first device that is designed to enable the treatment of tumors that change position due to respiration, tumor or patient movement during treatment. That ability is achieved with a level of accuracy typically associated with radiosurgery procedures for brain tumors. The CyberKnife® VSI™ System offers the following features which enhance image guided robotic radiation surgery: Synchrony® Respiratory Tracking System, Xsight® Lung Tracking System, Xsight® Spine Tracking System, InTempo™ Adaptive Imaging System and Lung Optimized Treatment (optional).

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

        Upgradeable modular design.    The CyberKnife System has a modular design, which facilitates the implementation of upgrades that generally do not require our customers to purchase an entirely new system to gain the benefits of new features. We continue to work to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access. Key components and technologies of the CyberKnife System include the following:

  Compact X-band linear accelerator (linac).    The linac generates the radiation that is used to treat the tumor. We believe we are the only commercial manufacturer of a compact X-band linac. This technology allows us to manufacture linacs that achieve similar performance. The CyberKnife System linac provides high energy X-ray beams of different diameters and intensities without the use of radioactive material. In fiscal 2010, we introduced a linac capable of delivering 1,000 monitor units per minute of energy output, representing the highest output linac we have offered.

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

  Real-time image-guidance system with continuous target tracking and correction.    Without the need for clinician intervention or treatment interruption, the CyberKnife System's real-time image-guided robotics is designed to enable continuous monitoring and correction for patient and tumor movements throughout each treatment as it is being delivered. The CyberKnife System is able to deliver the prescribed radiation dose with great precision due to the virtually instantaneous and continuous feedback loop between X-ray-based target localization and automatic correction of the radiation beam throughout the entire treatment. This target tracking and feedback technology uses two digital image detectors to capture low energy X-ray images. The image guidance software carries out an automated comparison of the X-ray images with the patient's CT scan to detect, track and correct for movement of the tumor or patient before and during the treatment delivery. This allows the CyberKnife System to dynamically target the tumor and adjust the position of the beam to follow the motion of the tumor throughout the treatment, directing the beam to precisely match tumor movement.

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

        MultiPlan Treatment Planning System.    The proprietary MultiPlan® Treatment Planning System is designed for CyberKnife radiosurgery and includes the hardware necessary for treatment planning. The MultiPlan® System generates a series of beams and calculates the dose that must be delivered from each beam and provides these as a treatment plan. The treatment plan defines the pattern of radiation that meets the physician's dose prescription. The MultiPlan system uses input images from multiple modalities, including computed tomography, or CT, magnetic resonance imaging, or MRI, positron emission tomography, or PET, and 3D angiography. After the physician outlines a tumor and critical adjacent tissues on the computer, a medical physicist (or dosimetrist) uses the MultiPlan system to plan the number, intensity, position and direction of radiation beams. Using patented software algorithms, the system calculates and displays the resultant treatment plan for evaluation, optimization and approval by the physician.

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

        PlanTouch.    PlanTouch™ is the first commercially available, fully integrated software application in radiation oncology that allows physicians to remotely review and approve patients' radiation treatment plans on the iPad.

The TomoTherapy System

        Our principal radiation therapy product, the TomoTherapy System, consists of a fully integrated and versatile radiation therapy system used by healthcare professionals in the treatment of a wide range of cancer types. The current United States list price for the TomoTherapy System ranges from approximately $3.6 million to $4.5 million, depending upon system configuration and options purchased by the customer. The list price typically includes initial training, installation and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the TomoTherapy System, as well as service contracts and training to assist customers in realizing the full benefits of the TomoTherapy System. We believe the TomoTherapy System offers clinicians and patients the following benefits:

        Versatile treatment capabilities.    The TomoTherapy Systems' rigid ring gantry platform enables precise and efficient treatments by eliminating the need for the repeated adjustment and re-calibration steps necessitated by imaging and treating the patient on different systems and mechanically adjusting the C-arm to treat from different angles. The high-speed binary multi-leaf collimator, or MLC, is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam in less than 20 milliseconds to either block or allow the passage of radiation, effectively shaping the beam as it is emitted. The shape of the treatment field is defined by the pattern of all of the highly modulated beamlets, which the TomoTherapy System is capable of delivering quickly, by the tens of thousands. The combination of the ring gantry and the high-speed MLC (which we refer to as TomoHelicalTM) allow treatment to be delivered continuously in a 360-degree helical pattern around the patient's body, allowing radiation delivery from all angles to improve radiation dose distributions for some of the most challenging cases. Moreover, we believe the TomoDirectTM feature provides the TomoTherapy System added versatility to provide high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. Versatility in delivery modes effectively means efficient coverage of a wide range of patient cases, while still maintaining high quality plans throughout. In addition, all TomoTherapy Systems enable an operator to provide non-isocentric three-dimensional conformal image-guided IMRT or stereotactic treatments within a typical cylindrical volume of 80 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows large areas of the body to be treated in a single session and facilitates complex treatments, such as total bone irradiation, which specifically irradiates bone marrow while sparing surrounding normal healthy tissue, and the treatment of widely distant tumors. The TomoTherapy Systems' accuracy, precision and versatility offer clinicians an extensive range of treatment possibilities.

        Daily, quantitative imaging for better identification of tumors, dose verification and treatment planning.    The TomoTherapy System offers integrated quantitative CT imaging capabilities, which depict the density of tumors and healthy tissue more accurately than traditional radiation therapy systems. Our integrated mega-voltage computed tomography, or MVCT, which we market as our CTrue™ imaging technology, uses a low-intensity, fan beam CT to collect quantitative images prior to each treatment. These images allow lung tissue, fat, muscle and bone to be clearly distinguished. In addition, because of the low radiation dose involved, the clinician can collect daily, quantitative images, which can be used to monitor changes in the patient's internal anatomy and quickly adapt the plan if deemed clinically necessary. In addition to being prone to certain imaging artifacts, the higher doses of radiation associated with the typical cone beam imaging subsystems in many competing radiation delivery devices may lead clinicians to avoid daily imaging, making those imaging systems less useful for identifying subtle changes to the tumor or internal patient anatomy. We believe that daily, quantitative, relatively low dose images are essential to optimizing patient treatment by enabling clinicians to adapt the treatment plan in response to anatomical changes.

        Integrated treatment system for precise radiation delivery.    We believe that the integration of our CTrue imaging technology, treatment planning and helical delivery mode of radiation beams enables highly accurate and precise radiation delivery. Our adaptive software allows clinicians to establish at the time of treatment the contours of a tumor and any sensitive structures at risk. The TomoTherapy System uses a highly efficient dose computation algorithm to ensure that the radiation beam conforms to the patient's tumor and minimizes exposure to sensitive healthy tissue structures, providing a highly-targeted dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues while reducing damage to nearby healthy tissues.

        Efficient clinical workflow for Image Guided Radiation Therapy, or IGRT, and adaptive radiation therapy.    The TomoTherapy System integrates into a single system all of the key elements for radiation therapy, including treatment planning, CT image-guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add-ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients. Conversely, the integrated imaging and treatment features of the TomoTherapy Systems allow clinicians to scan, plan and treat cancer patients efficiently. This capability may enable healthcare providers to increase patient throughput for sophisticated image guided IGRT and adaptive radiation therapy procedures using the TomoTherapy Systems. Daily images can be easily accessed remotely, via our TomoPortal™ web-enabled interface, to verify patient positioning and collaboratively define patient treatment strategies. Taking advantage of this integration capability, our StatRT™ software allows the full radiation therapy process—CT scanning, treatment planning and treatment delivery—to be completed rapidly. The software is currently used primarily to enhance the quality of care for palliative and other time-critical cancer cases by allowing patients to be treated immediately. This software option is not available for competitors' systems that lack full integration, where scanning and treatment planning are usually completed a full day or more prior to delivery of treatment.

        Low barriers to installation and implementation.    All external beam radiation systems must be housed in rooms which have special radiation shielding to capture any radiation not absorbed by the patient. The TomoTherapy System's size and self-contained design allow customers to retrofit it into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are often required to install many other radiation therapy systems. With both imaging and radiation delivery capabilities in its ring gantry, the TomoTherapy System requires less space than other linac systems, which use large moving arms to position the linac or incorporate adjacent imaging equipment used for treatment planning. In addition, because the TomoTherapy System has an integrated radiation beam stop, which captures radiation that passes through the patient, it requires less radiation shielding in treatment room walls as compared to the shielding required by a traditional system. We also preassemble, test and commission each TomoTherapy System at our manufacturing facility, and ship the system almost fully assembled. This assembly process typically allows radiation "beam on" within four days after delivery and first patient treatments to begin within 30 to 45 days after delivery.

        Platform for further technological advancements in adaptive radiation therapy.    We believe that the TomoTherapy System is the only commercially available treatment device that enables truly adaptive radiation therapy because of its unique ability to provide daily, quantitative images, high speed delivery of radiation from fixed beam angles or helically from 360 degrees around the body and real-time verification of the dose received by the patient. We believe that the combination of these design features and our integrated treatment planning and optimization software will allow us to continue to enhance the TomoTherapy Systems' adaptive capabilities to a point where clinicians will routinely and easily adjust a patient's treatment as needed, thereby remaining true to the intent of the original treatment plan.

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

  3.
  Aiding in charge capture and billing (where applicable); and

  4.
  Aiding in integrating TomoTherapy treatments into patients' electronic medical records, via the OIS.

        SharePlan option.    The SharePlan™ package provides the ability to automatically convert a treatment plan created for the TomoTherapy System to a plan that can be delivered on a conventional linac. This allows for the introduction of the TomoTherapy System into an environment containing machines supplied by other vendors and can also assist with load balancing between available machines, enhancing departmental workflow and efficiency.

        TomoTherapy Remote Software Solutions—Remote Planning and TomoPortal.    Remote Planning securely and easily provides TomoTherapy System users fully functional operation of the TomoTherapy Planning Station application from outside of the TomoTherapy System network, via the internet. It allows a remote user to operate the Planning Station application and develop plans without being physically present in the facility where the TomoTherapy System is installed. Remote Planning is available in select countries/locations.

        The TomoPortal™ application also resides on the same Remote Software Solutions computer node as the Remote Planning application. The TomoPortal™ Remote Viewer securely and easily provides a web-enabled link to patient information stored in the TomoTherapy System. It is possible to review a plan, registration, and treatment data from down the hall or across a continent.

        Tomo Quality Assurance (TQA) package.    TQA™ is a calendar-based productivity tool that simplifies the collection and analysis of quality assurance testing for the TomoTherapy System. The application leverages internally-generated data to provide results quickly and easily. The TQA™ application offers trending and reporting of many system and dosimetric parameters that allow physicists to monitor the performance of their TomoTherapy System. To enable validation by third-party software, all data may be exported.

        VoLO Technology.    We introduced the VoLO™ Technology for the TomoTherapy System during fiscal 2012 as a new treatment planning system that leverages advanced graphics processing technology and a new calculation algorithm to increase clinical efficiency, throughput and flexibility in developing even the most complex radiation plans. The new VoLO solution features high-speed parallel processing for both dose calculation and optimization, based on Graphics Processing Unit (GPU) technology—a "first" for radiation oncology treatment planning. In addition, VoLO represents the first use of a new Non-Voxel Broad Beam (NVBB) calculation algorithm that takes advantage of both the GPU's unparalleled speed and the TomoTherapy Systems unique beamlet radiation delivery system to develop dose distributions from the perspective of each beamlet (up to tens of thousands in any given plan) as they pass through the patient's body. VoLO technology empowers clinicians to create highly personalized treatment plans in less time with greater flexibility, increasing the efficiency of the radiation oncology staff. The technology enhancements provide physicists and dosimetrists with the tools needed to work interactively and in real time to develop the best IMRT treatment plans for even the most complex cases.

Sales and Marketing

        We currently market the CyberKnife System through a direct sales force in the United States and a combination of direct sales personnel and distributors worldwide. Support for our international sales is handled through our European and Asian headquarters in Paris, France, Hong Kong and Tokyo, Japan.

        We market and sell the TomoTherapy System through an experienced team of direct sales personnel in the United States and Canada, while in Latin America our TomoTherapy System is marketed and sold through third-party distributors. In Europe and the Middle East, we market and sell our TomoTherapy System through the coordinated efforts of a direct sales and marketing team in most countries in Western Europe and distributors in other countries. The Asia-Pacific countries are all served by distributors, with marketing and sales support from our U.S. headquarters.

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

        In addition to marketing to hospitals and stand-alone treatment facilities, we market to radiation oncologists, neurosurgeons, general surgeons, oncology specialists and other referring physicians, both in the United States and internationally. We intend to continue to increase our focus on marketing and education efforts to surgical specialists and oncologists responsible for treating tumors throughout the body. Our marketing activities also include efforts to inform and educate cancer patients about the benefits of the CyberKnife and TomoTherapy Systems.

        Under our standard distribution agreement, we generally appoint an exclusive distributor for a specific country. Accuray typically also retains the right to distribute the CyberKnife and TomoTherapy Systems in such territories, though, we remain bound by certain agreements entered into by TomoTherapy prior to our acquisition that did not retain such rights in certain jurisdictions. Our distributors generally provide the full range of service and sales capabilities, although we may provide installation and service support for certain distributors.

        According to the 2010 Radiation Therapy Market Summary Report published by IMV, there were over 2,170 hospitals and stand-alone treatment facilities in the United States providing radiation therapy services. Our current United States sales and marketing focus is to target the hospitals and treatment facilities currently providing radiation therapy services; however, in the future we believe that the CyberKnife and TomoTherapy Systems will also be marketed to hospitals that do not have radiation therapy facilities.

        From time to time, we may provide our CyberKnife System's linac for use in non-medical areas. These areas may include non-destructive testing, visual inspection and other potential applications. We do not currently expect these non-medical uses to represent a significant portion of our revenue in the near term.

Manufacturing

        We purchase major components from outside suppliers, including the robotic manipulator, treatment couches, gantry, magnetrons, imaging detectors and computers. We closely monitor supplier quality, delivery performance and conformance to product specifications, and we also expect suppliers to contribute to our efforts to improve our manufacturing cost and quality.

        Some of the components are obtained from single-source suppliers. These components include the gantry, magnetron, solid state modulator and detector for the TomoTherapy System and the robot and imaging detectors for the CyberKnife System. In most cases, if a supplier were unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required. In the event of a disruption in any of these suppliers' ability to deliver a component, we would need to secure a replacement supplier. Additionally, any disruption or interruption of the supply of key subsystems could result in increased costs and delays in deliveries of our treatment systems, which could adversely affect our reputation and results of operations. To help mitigate these risks, we negotiate long-term supply contracts or submit long-term orders and forecasts to our single-source suppliers with the goal that our demand can be satisfied and any capacity problem can be mitigated.

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

        The manufacturing processes at our facilities include fabrication, subassembly, assembly, system integration and final testing. Our manufacturing personnel consist of fabricators, assemblers and technicians supported by production engineers as well as planning and supply chain managers. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We have also incorporated lean manufacturing techniques to improve manufacturing flow and efficiency. Lean manufacturing techniques include reducing wasteful and extraneous activities, balancing assembly and test flow, as well as better utilizing production assets and resources.

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

        As of June 30, 2012, we held exclusive field of use licenses or ownership of more than 330 U.S. and foreign patents, and more than 300 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy Systems, or are being incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation treatment. We cannot be sure that any patents will be issued from any of our pending patent applications, nor can we assure you that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

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

Research and Development

        Continued innovation is critical to our future success. Our current product development activities include projects expanding clinical applications, driving product differentiation, and continually improving the usability, interoperability, reliability, and performance of our products. We continue to seek to develop innovative technologies so that we can increase our sales. Some of our product improvements have been discussed above under the heading "Products."

        Research activities strive to enable new product development opportunities by developing new technologies and advancing areas of existing core technology such as next generation linac, adaptive therapy, patient imaging, motion management, or treatment planning capabilities.

        The modular design of our systems supports rapid development for new clinical capabilities and performance enhancements by generally allowing each subsystem to evolve within the overall platform design. Access to regular product upgrades protects customer investment in the system, facilitates the rapid adoption of new features and capabilities among existing installed base customers, and drives increasing value in our multiyear service plans. These upgrades will generally consist of software and hardware enhancements designed to increase the ease of use of our systems and improve the speed and accuracy of patient treatment.

        As of June 30, 2012, we had 318 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2012, 2011 and 2010 were $87.1 million, $41.7 million and $31.5 million, respectively. We anticipate that research and development expenses for fiscal 2013 will be lower than for fiscal 2012 based on the current schedule of our development projects. Beyond fiscal 2013, we expect that research and development expenses will trend toward our long term goal of 14% of revenue.

        A key component of our research and development program is our collaboration with research programs at selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. Our agreements with these third-party collaborators generally require us to make milestone-based payments during the course of a particular project and often also require that we make up-front payments to fund initial activities. Generally, we obtain non-exclusive worldwide rights to commercialize results from the collaboration with an option to negotiate an exclusive license. For inventions resulting from the collaboration owned or exclusively licensed by Accuray, we generally grant a royalty-free license for the purpose of continuing the institution's research and development, and from time to time, we also grant broader licenses. Our research collaboration programs include work on clinical protocols and hardware and software developments. We also work with suppliers to develop new components in order to increase the reliability and performance of our products and seek opportunities to acquire or invest in the research of other parties where we believe it is likely to benefit our existing or future products.

        Through Compact Particle Acceleration Corporation ("CPAC"), an entity of which we owned 15.4% as of June 30, 2012, we also have a collaboration with Lawrence Livermore National Laboratories with regard to proton acceleration technology that could result in the development of a more affordable and accessible proton therapy system than is currently available. Proton therapy has the capability to deposit radiation within tumors at specific depths while minimizing radiation to adjacent healthy tissues. The project is in an early technology development phase where feasibility assessments and prototype components are being developed. The successful development of products from this collaboration is expected to take a number of years and may not ever occur.

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

        New product sales into this competitive market are primarily dominated by two companies: Elekta AB and Varian Medical Systems, Inc., or Varian. Although Siemens AG has announced its withdrawal from the market, they are still filling orders and providing services to existing customers and have entered into a strategic alliance with Varian. Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image-guidance systems to perform both radiosurgical and radiotherapy procedures. Other companies that compete with us to a lesser extent include Mitsubishi Heavy Industries and BrainLAB AG.

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

        Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy Systems and their technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assume that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete or less useful. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

        Our competitive position also depends, among other things, on:

  •
  Widespread awareness, acceptance and adoption of our products by the radiation oncology and cancer therapy markets;

  •
  Innovations that improve the effectiveness and productivity of our systems' treatment processes;

  •
  Availability of reimbursement coverage from third-party payors (including insurance companies, governments, and/or others) for procedures performed using our systems;

  •
  Properly identifying customer needs and delivering new upgrades to address those needs;

  •
  Published, peer-reviewed studies supporting the efficacy and safety of our systems;

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

  •
  Securing sufficient capital resources to expand both our continued research and development, and sales and marketing efforts; and

  •
  Obtaining and maintaining any necessary United States or foreign regulatory approvals or clearances.

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

Coverage

        Approximately 60% of patients treated in the United States with the CyberKnife and TomoTherapy Systems are covered through private insurance, rather than through Medicare. There are currently no national coverage determinations in place under Medicare for CyberKnife or TomoTherapy treatment. Coverage criteria for treatment with CyberKnife and TomoTherapy are outlined in local determinations or, in the absence of a formal policy, treatment is covered as long as it is considered reasonable and necessary. The most common indications covered by Medicare in local coverage determinations for robotic radiosurgery are primary and metastatic tumors in the brain, spine, lung, liver, kidney, pancreas, adrenal gland, prostate as well as other cancers that have failed previous treatment. Intensity Modulated Radiation Therapy (IMRT) is generally covered for cancers of head and neck, lung, breast, prostate, brain, spine, liver, pancreas, kidneys, ovaries, bladder, and other cancers appropriate for treatment with conventional fractionation.

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

Payment

        The majority of CyberKnife and TomoTherapy procedures are performed in the hospital outpatient department. Medicare payment for CyberKnife and TomoTherapy procedures delivered in the hospital outpatient setting is developed by the Centers for Medicare and Medicaid Services (CMS), which calculates rates based on costs submitted by hospitals to perform outpatient procedures. Every year, CMS reviews hospital cost data for outpatient procedures, including robotic radiosurgery and radiotherapy, makes adjustments to rates for the following year, and publishes national unadjusted averages for all procedures eligible for payment in this site of service. For calendar year 2012, the national unadjusted average Medicare payment rates for robotic radiosurgery treatment delivered in the hospital outpatient department under codes G0339 and G0340 are $3,370 and $2,517 respectively. The 2012 national unadjusted Medicare payment rate for IMRT delivery in the hospital outpatient department under CPT code 77418 is $458. Imaging is bundled and not separately payable in the hospital outpatient department.

        Payment for treatment with CyberKnife and TomoTherapy is also available in the freestanding center setting. In 2012, the primary treatment delivery codes for robotic radiosugery are carrier priced under Medicare and range from low payment to payment at parity with hospital outpatient departments to slightly above outpatient rates. Medicare payment for IMRT delivery in the freestanding center site of service is calculated by applying a universal multiplier (called a conversion factor) to values set for resource and malpractice costs for the procedure and adjusted to account for geographic variations. The 2012 national unadjusted Medicare payment rate for IMRT delivery in the freestanding center site of service is $476. Unlike in the hospital outpatient setting, imaging with IMRT is paid separately.

        On July 6, 2012, Medicare published its proposed rules for hospital outpatient services, for physicians, and services performed in the freestanding center setting for calendar year 2013. After a 60 day comment period, Medicare will review and analyze the comments. We expect Medicare to complete its review and publish the final rules sometime in early November 2012. The proposed 2013 rates for robotic radiosurgery treatment delivery in the hospital outpatient setting are $3,294 for G0339 and $2,361 for G0340. The 2013 proposed national unadjusted payment rate for IMRT delivery under CPT code 77418 in the hospital outpatient department is $484. Image guidance remains bundled in the hospital outpatient setting and no separate payment is made.

        The 2013 proposed payment in the freestanding center setting for robotic radiosurgery delivery for the first and subsequent treatments continues to be set by local Medicare carriers. For delivery of IMRT in the freestanding clinic, Medicare has released its proposed conversion factor, resource and malpractice values and geographic adjustment indices that would be used to calculate payment in 2013. In addition to making adjustment to the conversion factor (the multiplier used to calculate rates for all services priced under the Physician Fee Schedule), CMS has proposed targeted cuts to IMRT based on its belief that shorter treatment times are typically in practice as against the longer treatment times that had previously been used to calculate IMRT payments. If the time-based proposal by CMS is retained in the final rule, the result will be a dramatic reduction in the reimbursement rate for IMRT. The rate calculation, using both the proposed conversion factor and time-based reduction, would result in a payment rate of $208, a 56% decrease from 2012 rates, if Congress does not intervene to prevent major cuts in Medicare as it has done for the past nine years. Based on historical actions, it is expected that the conversion factor will remain closer to the conversion factor used to calculate 2012 rates; however, if the time-based reductions remain in place, we expect the reduction to result in rates closer to $287, a 40% decrease over 2012 rates. Additional payment for image guidance in this site of service remains available.

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

        Product modifications.    After a device receives 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance or approval. We have modified aspects of our CyberKnife and TomoTherapy families of products since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required for the modifications. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. During our fiscal year ended June 30, 2012, we submitted one 510(k) clearance notification for modifications made to the operation of the CyberKnife System and two 510(k) clearance notifications for the TomoTherapy System. The CyberKnife submission was cleared on March 9, 2012 and the TomoTherapy submissions were cleared on October 20 and December 12, 2011.

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

        The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. In the past, our prior facility has been inspected, and observations were noted. In June 2012, during an inspection performed by the FDA at our Sunnyvale facility, several minor observations of non-compliance were made. The initial classification of the inspection is considered to be Voluntary Action Indicated. We are undertaking corrective action in response to the FDA's observations. We believe there were no observations that involved a material violation of regulatory requirements. In July 2012, the FDA completed an inspection at our Madison facility, and no observations were noted. We believe that we are in substantial compliance with the QSR. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

        Radiological health.    Because our CyberKnife and TomoTherapy Systems contain both laser and X-ray components, and because we assemble these components during manufacturing and service activities, we are also regulated under the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. This law requires laser and X-ray products to comply with regulations and applicable performance standards, and manufacturers of these products to certify in product labeling and reports to the FDA that their products comply with all such standards. The law also requires manufacturers to file new product reports, and to file annual reports and maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed. Assemblers of diagnostic X-ray systems are also required to certify in reports to the FDA, equipment purchasers, and where applicable, to state agencies responsible for radiation protection, that diagnostic and/or therapeutic X-ray systems they assemble meet applicable requirements. Failure to comply with these requirements could result in enforcement action by the FDA, which can include injunctions, civil penalties, and the issuance of warning letters.

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

        If our past or present operations are found to be in violation of the federal Anti-Kickback Statute or similar government regulations to which we or our customers are subject, we or our officers may be subject to the applicable penalty associated with the violation, including significant civil and criminal penalties, damages, fines, imprisonment, and exclusion from the Medicare and Medicaid programs. The impact of any such violation may lead to curtailment or restructuring of our operations. Any penalties, damages, fines, or curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that some of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation. If an enforcement action were to occur, our reputation and our business and financial condition could be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business. Several recently enacted state and federal laws, including laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, now require, among other things, extensive tracking, maintenance of data bases regarding and disclosures of relationships and payments to physicians and other designated healthcare providers. These laws require or will require that we implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

        Federal False Claims Act.    The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as "relators" or, more commonly, as "whistleblowers", may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife or TomoTherapy System or acquired a CyberKnife or TomoTherapy System through our shared ownership program, with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement, and even though such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated and determined to be in violation of any of these laws.

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

        As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information, including privacy and security standards required under HIPAA. The HIPAA privacy standard was recently amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), enacted as part of the American Recovery and Reinvestment Act of 2009. HITECH significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities under which we are considered to be a "business associate" under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Furthermore, as of February 2010, business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including a new enforcement scheme, criminal and civil penalties for certain violations, and inspection requirements.

        Foreign Corrupt Practices Act:    The United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the Foreign Corrupt Practices Act. Whenever the United States or another foreign governmental authority concludes that we are not in compliance with applicable laws or regulations, such governmental authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the Department of Justice. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. We are also potentially subject to the UK Bribery Act, which could also lead to the imposition of civil and criminal fines. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.

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

        The method of assessing conformity to applicable standards and directives depends on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a European Union member state to conduct the conformity assessment. This relevant assessment may consist of an audit of the manufacturer's quality system (currently ISO 13485), provisions of the Medical Devices Directive, and specific testing of the manufacturer's device. In September 2002 and February 2005, Accuray's and TomoTherapy's facilities, respectively, were awarded the ISO 13485 certification, which replaces the ISO 9001 and EN 46001 standards, which have been subsequently maintained through periodic assessments, in accordance with the expiration dates of the standards, and we are currently authorized to affix the CE mark to our products, allowing us to sell our products throughout the European Economic Area.

        We are also currently subject to regulations in Japan. A Japanese distributor received the first government approval to market the CyberKnife System from the Ministry of Health and Welfare, or MHLW, in November 1996. In December, 2003, we received approval from the MHLW to market the CyberKnife System in Japan for clinical applications in the head and neck, and a new distributor, Chiyoda Technology Corporation, was appointed to distribute the CyberKnife System. In June 2008, we received approval from the MHLW to market the CyberKnife System for treatments throughout the body where radiation treatment is indicated. On June 30, 2009, our subsidiary, Accuray Japan KK, became the Marketing Authorization Holder in Japan, which allowed the Company to directly sell our products in Japan. In August 2010, we received Shonin approval from MHLW to market the CyberKnife G4 System to treat tumors non-invasively anywhere in the body, inclusive of head and neck. Hi-Art Co. Ltd., the original distributor for TomoTherapy in Japan, received the Shonin approval from the MHLW to market the TomoTherapy System for use as an integrated system for the planning and delivery of IMR for the treatment of cancer in January 2006. The Shonin was transferred to another distributor, Hitachi Medical Corporation in January 2009. During September 2011, Hitachi Medical

Corporation received a Shonin approval for the marketing of the TomoHD model. In July 2012, we took over the Shonins and the service operations of the TomoTherapy Systems in Japan from Hitachi Medical Corporation.

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

Backlog

        For a discussion of the Company's fiscal 2012 backlog, please refer to the section entitled "Backlog," in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees

        As of June 30, 2012, we had nearly 1,100 employees worldwide. None of the employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

Geographic Information

        For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements, which is incorporated herein by reference.

Available Information

        Our main corporate website address is www.accuray.com. We make available on this web site, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements, and any amendments to those reports, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission, the SEC. All SEC filings are also available at the SEC's website at www.sec.gov. In addition, the Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee, Nominating and Disclosure Committee of our Board of Directors are also available on the investor relations page of our website. The contents of our web site are not intended to be incorporated by reference into this report or in any other report or document we file or furnish, and any references to our web site are intended to be textual references only.

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

  •
  The impact of the current economic environment on our business and our customer's business, including the postponement by our customers of purchase decisions or required build-outs;

  •
  Capital equipment budgets of healthcare institutions;

  •
  Increased scrutiny by state boards when evaluating certificates of need requested by purchasing institutions;

  •
  Perception by patients, physicians and other members of the healthcare community of the CyberKnife and TomoTherapy Systems' safety, efficacy, efficiency and benefits compared to competing technologies or treatments;

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

        As of June 30, 2012, we had an accumulated deficit of $216.4 million. We may incur net losses in the future, particularly as we continue to increase our manufacturing, research and development, and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems and to control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

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

        Our primary products are the CyberKnife and TomoTherapy Systems. We expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife and TomoTherapy Systems. The CyberKnife and TomoTherapy Systems have lengthy sales and purchase order cycles because they are major capital equipment items and require the approval of senior management at purchasing institutions. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to two years and involves personnel with multiple skills. The sales process in the United States typically begins with pre-selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife or TomoTherapy System, we negotiate and enter into a definitive purchase contract with the customer. The negotiation of terms that are not standard for Accuray may require additional time and approvals. Typically, following the execution of the contract, the customer begins the building or renovation of a facility to house the CyberKnife or TomoTherapy System, which together with the subsequent installation of the CyberKnife or TomoTherapy System, can take up to 24 months to complete. During the period prior to installation, the customer must build a radiation-shielded facility to house its CyberKnife or TomoTherapy System. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit were denied for installation at a specific hospital or treatment center, our CyberKnife or TomoTherapy System could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases it may be necessary for the entire facility to be completed before the CyberKnife or TomoTherapy System can be installed, which can result in additional construction and installation delays. Our sales and installations of CyberKnife and TomoTherapy Systems tend to be heaviest during the third month of each fiscal quarter.

        Under our revenue recognition policy, we generally do not recognize revenue attributable to a CyberKnife or TomoTherapy System purchase until after installation has occurred, if we are responsible for providing installation, or delivery. For international sales through distributors, we typically recognize revenue when the system is shipped and we have evidence of a purchase commitment from the end user. Under our current forms of purchase and service contracts, we record a majority of the purchase price as revenue for a CyberKnife or TomoTherapy System upon installation or delivery of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, such as:

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

        In the event that a customer, for any of the reasons above or other reasons, does not proceed with installation of a system after entering into a purchase contract, we would only recognize up to the deposit portion of the purchase price as revenue, unless the deposit was refunded to the customer. Therefore, the long sales cycle together with delays in the shipment and installation of CyberKnife and TomoTherapy Systems or customer cancellations would adversely affect our cash flows and revenue, which would harm our results of operations and may result in significant fluctuations in our reporting of quarterly revenues. Because of these fluctuations, it is likely that in some future quarters, our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

We may not be able to achieve profitability with respect to our service business relating to TomoTherapy Systems.

        Our overall service operations relating to TomoTherapy Systems currently are close to break-even levels. Our ability to increase the profitability of this service business depends in part on reducing warranty and service costs for the TomoTherapy Systems and improving economies of scale in service operations. We may be unable to achieve these reductions in costs or improve the reliability of the TomoTherapy Systems during the time period expected or at all, and this could adversely affect our results of operations, reduce physician confidence in our system, and erode our brand.

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

        On June 10, 2011, we acquired TomoTherapy, the business of which we are continuing to integrate with our pre-existing business. While we have made significant progress in integrating the TomoTherapy business into our pre-existing business, we anticipate our integration efforts will continue for the foreseeable future. Our future success, results of operations and the value of our common stock depend, in part, on our ability to realize the anticipated benefits from integrating the TomoTherapy business with our pre-existing business. To realize these anticipated benefits, we must successfully combine our businesses in an efficient and effective manner. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, and our results of operations and the value of our common stock may be adversely affected.

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

  •
  consolidating corporate and administrative infrastructures of the combined company, including the consolidation of our European offices into one new location, which we anticipate to occur in the fall of 2012;

  •
  coordinating geographically dispersed organizations of the combined company;

  •
  retaining existing customers of, and attracting new customers to, the combined company; and

  •
  conforming standards, controls, procedures and policies, business cultures and compensation structures throughout the combined company.

        For example, system orders in the United States this fiscal year have not been as strong as in the prior year. We believe the integration of the two sales teams in the United States has contributed to lower than anticipated system orders in this region. We have recently implemented a realignment of the sales organization in the United States designed to improve performance in this region, and we expect to see the effects of the realignment in the coming quarters.

        Integration efforts require a significant increase in workload across the organization, and have diverted and will continue to divert management attention and resources. An inability to realize the full extent of the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our results of operations, which may affect adversely the value of our common stock.

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

        We depend on a limited number of distributors in our international markets. We have maintained both the distributors we had prior to the acquisition of TomoTherapy as well as TomoTherapy's distributors, as product-specific distributors of our systems. We are in the process of consolidating distribution channels in the jurisdictions in which we have multiple distributors. We cannot control the efforts and resources our third-party distributors will devote to marketing the CyberKnife or TomoTherapy Systems. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy Systems, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy Systems at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process, and we are dependent on their ability to do so effectively. For example, our regulatory approval in Japan was suspended for a period of twelve months during 2003 as a result of a failure of our former CyberKnife System distributor to coordinate product modifications and obtain necessary regulatory clearances in a timely manner. As a result, the CyberKnife System was recalled in Japan and our former Japanese distributor was told to stop selling the CyberKnife System. In response, we retained a regulatory consultant who was not affiliated with our former Japanese distributor and worked with the Japanese Ministry of Health, Labor and Welfare and applied for, and received, approval to sell an updated version of the CyberKnife System under the name of CyberKnife II in Japan. By working with a new distributor, Chiyoda Technol Corporation, we were able to begin distributing the CyberKnife II System in 2004 with no probationary period. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy Systems, and our ability to sell and service the CyberKnife or TomoTherapy Systems in the region formerly serviced by such terminated distributor could be materially adversely affected. Any of these factors could materially adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not actively market the CyberKnife or TomoTherapy Systems or do not otherwise perform under our distribution agreements, our potential for revenue and gross margins from international markets may be dramatically reduced, and our business could be harmed. Finally, our efforts to consolidate distributors may not prove to be successful and may adversely affect our business, financial condition and results of operations.

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

        For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which typically range from approximately $0.3 million for a TomoTherapy System and $0.5 million for a CyberKnife System, for customers who make only minor renovations to existing facilities, to up to $2.0 million for a TomoTherapy System and $2.5 million for a CyberKnife System, for customers who build entirely new facilities that include additional features not necessarily required for the operation of a TomoTherapy or CyberKnife System (e.g., audio visual equipment). This range is based solely on information provided to us by customers and will vary by geography and the needs of a particular customer. To date, these delays have primarily affected customers that were planning to operate freestanding CyberKnife or TomoTherapy Systems centers, rather than hospital-based customers. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations.

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

        Our customers rely significantly on reimbursement for CyberKnife and TomoTherapy procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for procedures that are performed with our products. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage for or payment for our procedures that are performed with our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results. In November 2011, the centers for Medicare and Medicaid Services, or CMS, issued the 2012 Medicare payment rates. While certain of the reimbursement rates are modestly higher than in the prior year, others are modestly lower than in the prior year, which could have a negative impact on the continued use of our products by existing customers and our ability to obtain new customers. On July 6, 2012, Medicare published its proposed rules for hospital outpatient services, for physicians, and services performed in the freestanding center setting for calendar year 2013. We expect Medicare to compile its review and publish the final rules sometime in November 2012. The proposed rates for 2013 are roughly the same as the 2012 rates in the hospital outpatient setting. CMS reviews such rates annually, and could implement more significant changes in future years.

        In addition, local Medicare carriers have set the 2013 proposed payment in the freestanding center setting for robotic radiosurgery delivery. For delivery of IMRT in the freestanding clinic, Medicare has released its proposed conversion factor, resource and malpractice values and geographic adjustment indices that would be used to calculate payment in 2013. In addition to making an adjustment to the conversion factor (the multiplier used to calculate rates for all services priced under the Physician Fee Schedule), CMS has proposed targeted cuts to IMRT based on its belief that shorter treatment times are typically seen in practice, as opposed to the longer times which had previously been used to calculate IMRT payment. If the CMS time-based proposal is retained in the final rule, the result will be a dramatic reduction in the reimbursement rate for IMRT. The rate calculation, using both the proposed conversion factor and time-based reduction, would result in a 56% decrease in the payment rate from 2012 rates, if Congress does not intervene to prevent major cuts in Medicare as it has done for the past nine years. Based on historical actions, we expect that the conversion factor will remain closer to the conversion factor used to calculate 2012 rates, however, if the time-based reductions remain in place, we expect the reduction to result in approximately a 40% decrease as compared to 2012 rates.

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

Our industry is subject to intense competition and rapid technological change, which may result in products or new tumor treatments that are superior to the CyberKnife and TomoTherapy Systems. If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products may become obsolete or less useful and our operating results will suffer.

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

        We consider the competition for the TomoTherapy Systems to be existing radiation therapy systems, primarily using C-arm linacs, which are sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Mitsubishi Heavy Industries, and to a lesser extent, BrainLAB AG. Varian Medical Systems has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In 2008, Varian began selling and installing RapidArc technology. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems, including the TomoTherapy Systems, and Varian has maintained a strong marketing campaign claiming this technology has the same capabilities as, or better capabilities than, our TomoTherapy Systems. In April, 2010, Varian announced the launch of a new line of TrueBeam systems, which Varian claims are specifically designed for high-precision image-guided radiotherapy and radiosurgery. Varian claims this new platform is designed to be versatile and can be used for all forms of advanced external beam radiation therapy. In April 2012, Varian and Siemens announced that they had entered into a strategic global partnership involving mutual marketing and representation of products for imaging and treatment in the global radiation oncology business, the development of software interfaces between Siemens and Varian treatment systems and potential joint development of new products.

        The CyberKnife System also competes directly with conventional linac based radiation therapy systems primarily from Elekta AB, BrainLAB AG, Mitsubishi Heavy Industries and Varian Medical Systems. At least one other company has announced that it is developing a product that, if introduced, would be directly competitive with the CyberKnife System. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. The CyberKnife System has not typically been used to perform traditional radiation therapy and therefore competition has been limited with conventional medical linacs that perform traditional radiation therapy. However, the CyberKnife VSI System, which we introduced in November of 2009, may be used to perform Robotic IMRT, an advanced method of traditional radiation therapy, which products of Elekta, Siemens and Varian are also capable of performing. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image-guidance systems to perform both radiosurgical and radiotherapy procedures.

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

        Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy Systems and their technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience and resources in research and development than we have. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete or less useful. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

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

  •
  The ability of our competitors to obtain government funding for the development of intellectual property in foreign jurisdictions;

  •
  Securing sufficient capital resources to expand both our continued research and development, and sales and marketing efforts; and

  •
  Obtaining and maintaining any necessary United States or foreign market approvals or clearances.

        If customers choose not to purchase a CyberKnife or TomoTherapy System or choose to purchase our competitors' products, our revenue and market share would be adversely impacted, and there could be a material adverse effect on our business, financial condition and results of operations. In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy and radiosurgery, resulting in decreased demand for the TomoTherapy or CyberKnife Systems. Because the CyberKnife and TomoTherapy Systems have a long development cycle and because it can take significant time to receive government approvals or clearances for changes to the CyberKnife and TomoTherapy Systems, we must anticipate changes in the marketplace and the direction of technological innovation. Accordingly, if we are unable to anticipate and keep pace with new innovations in the cancer treatment market, the CyberKnife or TomoTherapy Systems or an aspect of their functionality may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies, or by combining with other competitors. If such pricing strategies are implemented, there could be downward pressure on the price of radiation therapy and radiosurgery systems. If we are unable to maintain or increase our selling prices, our gross margins will decline, and there could be a material adverse effect on our business, financial condition and results of operations.

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we may be unable to continue to grow our business.

        We are highly dependent on the members of our senior management, operations and research and development staff. Our future success will depend in part on our ability to retain these key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry, particularly in northern California and in Madison, Wisconsin, is intense, and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. It is increasingly difficult, time consuming and expensive to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. A significant portion of our compensation to our key employees is in the form of stock option grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain personnel in key positions, we may be unable to continue to grow our business successfully.

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

        Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. We implemented and began use of a new Enterprise Resource Planning, or ERP system effective January 1, 2011. Our initial implementation covered the basic elements of our ERP system. We recently migrated processes and systems used by TomoTherapy to the processes and systems used with our new ERP system, and we plan to implement additional capabilities in the future. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, or if we fail to smoothly manage the new ERP system or its recent integration with TomoTherapy's processes and systems, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. In addition, we are considering moving some of our data and information to the cloud, where applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. In a cloud computing environment, we could be subject to outages and security breaches by the third party service provider. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results.

        Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized person or to the public. For example, in May of 2012, an email containing confidential employee information was inadvertently sent to all company employees in our Madison, Wisconsin campus. Immediately upon discovery of this error, Accuray's information technology department took all possible steps to recover this email and to prevent its further distribution. In addition, the Company offered to pay for up to two years of credit monitoring for any employee desiring such service. There can be no assurance that any efforts we make to prevent against such privacy breaches will prevent breakdowns or breaches in our systems that could adversely affect our business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

        Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot maintain effective controls and provide reliable financial reports, our business and operating results could be harmed. Our management determined, as of June 30, 2011, that we had a material weakness in our internal control over financial reporting relating to our accounting for significant and non-routine transactions. During fiscal 2012, our remediation efforts with respect to this material weakness included (1) hiring several finance personnel, which has provided us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner and (2) implementing a practice pursuant to which we have consulted with, and will continue to consult with, external subject matter experts as necessary, prior to execution of any significant, non-routine transactions in order to validate the accounting approach to be taken with respect to such transactions. As a result of the implementation of these remediation measures, management determined that the material weakness described above was successfully remediated and no longer existed as of June 30, 2012.

        A failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and operating results and our stock price, and we could be subject to stockholder litigation.

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

        Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. For example, on August 6, 2010, Best Medical International, Inc., or Best Medical, filed a lawsuit against Accuray in the U.S. District court for the Western District of Pennsylvania, claiming Accuray has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy, and on December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringes U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. The Court issued a Scheduling Order on May 12, 2011 appointing a special master for claim construction, and setting a claim construction hearing on January 10, 2012. Best Medical moved to voluntarily dismiss one of the two remaining patents on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent at issue in the case. The Court held a claim construction hearing on May 16, 2012, and we await a ruling by the Court. Best Medical is seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief.

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

        As is common in the medical device industry, we employ individuals who were previously employed at other medical equipment or biotechnology companies, including our competitors or potential competitors. We may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend or against these claims. For example, on September 3, 2009, Best Medical filed a lawsuit against us in the U.S. District Court for the Western District of Pennsylvania, claiming we induced certain individuals to leave the employment of Best Medical and join our company in order to gain access to Best Medical's confidential information and trade secrets. Best Medical is seeking monetary damages and other relief. We filed a motion for summary judgment on May 20, 2011, Best Medical filed its response on June 21, 2011, and we filed a response to their response on July 8, 2011. On October 25, 2011, the court granted summary judgment in our favor on all counts. On November 21, 2011 Best Medical filed a notice of appeal, and the parties await a ruling by the appellate court. Best Medical is seeking monetary damages and other relief. Even if we are successful in defending against claims of this nature, litigation could result in substantial costs and be a distraction to management.

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

        In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past, including four recalls for the CyberKnife Systems and two recalls for the TomoTherapy Systems during fiscal year 2012. Each of these recalls was initiated by Accuray. No serious adverse health consequences have been reported in connection with these recalls, and the costs associated with each such recall were not material. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

        Such results could reduce the rate of reimbursement by both public and private third-party payors for procedures that are performed with our products, slow the adoption of our products by physicians, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. In addition, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, the FDA could rescind our clearances, our reputation with physicians, patients and others may suffer and we could be subject to significant legal liability.

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

        We have facilities in countries around the world, including three manufacturing facilities, each of which is equipped to manufacture unique components of our products. The manufacturing facilities are located in Sunnyvale, California, Madison, Wisconsin and Chengdu, China. We do not maintain backup manufacturing facilities for all of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in the State of California which has experienced major earthquakes in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. Unexpected events at any of our facilities, including fires or explosions; natural disasters, such as hurricanes, floods, tornados and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation.

        In addition, the March 2011 earthquake and tsunami in Japan, and other collateral events, including, among others, the catastrophic loss of lives, businesses, infrastructure, and delays in transportation, may have a direct negative impact on us or an indirect impact on us by affecting our employees, customers, or the overall economy in Japan, and as a result, we may experience a reduction in demand for our products and services. In addition, we have experienced, and may continue to experience, delays in sales to potential customers in Japan. We may also experience delays in installation schedules for, or cancellations of sales to, existing Japanese customers. If installation schedules are delayed or products are not accepted by our customers in a timely manner, our reported revenues may differ materially from expectations. As a result of these events, our revenue and our results of operations could be adversely affected.

We rely on a third party to perform spare parts shipping and other logistics functions on our behalf. A failure or disruption at our logistics provider would adversely impact our business.

        Customer service is a critical element of our sales strategy. As of June 30, 2012, third-party logistics providers stored most of our spare parts inventory in depots around the world and performed a significant portion of our spare parts logistics and shipping activities. If any of our logistics providers suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify alternative logistics providers for our spare parts, shipments of spare parts to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.

Our reliance on single-source suppliers for critical components of the CyberKnife and TomoTherapy Systems could harm our ability to meet demand for our products in a timely and cost effective manner.

        We currently depend on single-source suppliers for some of the critical components necessary for the assembly of the CyberKnife and TomoTherapy Systems, including, with respect to the CyberKnife System, the robot and imaging detectors, and, with respect to the TomoTherapy Systems, the ring gantry, the solid state modulator, the radiation detector and the magnetron. If any single-source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political, and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy Systems, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single-source suppliers will be able or willing to meet our future demands.

        We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single-source supplier fails to deliver components on a timely basis. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy Systems, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements. We also will be required to assess the new manufacturer's compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy Systems could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and adversely affect our reputation and results of operations.

If Compact Particle Acceleration Corporation ("CPAC") is not able to achieve its goals, we may need to write down or write off our investment in CPAC.

        Since April 2008, TomoTherapy has been an investor in CPAC to continue development of its research initiative for a compact proton therapy system for the treatment of cancer. CPAC has sought, and is continuing to seek, investments from third parties to support the development of this technology. On April 20, 2012, we entered into various transactions with CPAC and its other stockholders pursuant to which we invested $1.1 million and the other stockholders invested $0.5 million. We also agreed, under certain circumstances, (1) to invest up to an additional $0.7 million in exchange for preferred stock of CPAC and warrants to purchase common stock, provided CPAC is able to raise an additional $4.1 million from other investors, and (2) convert certain of our convertible loans with CPAC into preferred stock. In connection with the transactions, we terminated our option to purchase a portion of the CPAC stock held by other CPAC investors. We now have the option, upon the occurrence of certain events, to elect to either acquire CPAC or enter into a non-exclusive supply and distribution agreement for CPAC's compact proton therapy products. The triggers for the option becoming exercisable include CPAC achieving certain technical milestones or the CPAC board approving a proposal for the acquisition of CPAC. If Accuray were to elect the option to acquire CPAC, the acquisition price would be equal to the fair market value of CPAC at such time, as determined by one or more appraisers.

        In the future, CPAC will require additional funding to continue its development efforts. We cannot be certain that CPAC will be able to obtain all of the additional financing required for this project on commercially reasonable terms or that the technology development will be successful. Even if CPAC is able to obtain financing and the technology development is successful, CPAC may not have the resources to commercialize the compact proton system, the market requirements may change such that commercialization is no longer feasible, or we may not be in a position to finance our option to purchase CPAC or to become a supplier or distributor of its technology. If any or all of these risks occur, we may need to write down or write off our investment in CPAC, which could adversely affect our business, financial condition and results of operations.

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

        Our international sales have increased over the last four fiscal years. The percentage of our revenue derived from sales outside of the United States was 54% in 2012, 45% in 2011 and 34% in 2010. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

        Our international operations are also subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act of 2010. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with the obtaining of business overseas. Becoming familiar with and implementing the infrastructure necessary to ensure that we and our distributors comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly, and there can be no assurance that any policies and procedures we do implement will protect us against liability under the FCPA or related laws for actions taken by our agents, employees and intermediaries with respect to our business. Violations of the FCPA or other similar laws by us or any of our employees, executive officers, distributors or other agents could subject us or the individuals involved to criminal or civil liability, cause a loss of reputation in the market, and materially harm our business.

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

        The CyberKnife and TomoTherapy Systems are complex, and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with strictly enforced regulatory requirements and at an acceptable cost. We have a limited history of manufacturing commercial quantities of the CyberKnife and TomoTherapy Systems. In particular, we manufacture compact linacs as a component of the CyberKnife and TomoTherapy Systems. Our linac components are extremely complex devices and require significant expertise to manufacture, and as a result of our limited manufacturing experience we may have difficulty producing needed materials in a commercially viable manner. We may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy Systems, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation-shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

        Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA's Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production processes, controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe, as well as various other foreign laws and regulations. Because our manufacturing processes include diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. Our Sunnyvale facility, where we manufacture the CyberKnife System, was most recently inspected by the FDA in June 2012. The 2012 inspection resulted in several observations. The initial classification of the inspection is considered to be Voluntary Action Indicated. We have undertaken corrective actions in response to the FDA's observations.

        If a manufacturer does not adequately address the observations, the FDA may take enforcement action against the manufacturer, including the imposition of fines, restriction of the ability to export product, total shutdown of production facilities and criminal prosecution. If we or a third-party supplier receive a Form FDA 483 with material or major observations that are not promptly corrected, fail to pass a QSR inspection, or fail to comply with these, ISO and other applicable regulatory requirements, our operations could be disrupted and our manufacturing operations could be delayed. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. In addition, because some foreign regulatory approvals are based on approvals or clearances from the FDA, any failure to comply with FDA requirements may also disrupt our sales of products in other countries. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we or our third-party suppliers have in all instances fully complied with all applicable requirements. If any of these events occurs, our reputation could be harmed, we could lose customers and there could be a material adverse effect on our business, financial condition and results of operations.

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

        As of June 30, 2012, we had approximately $209.0 million and $43.0 million in federal and state net operating loss carry forwards, respectively, which expire in varying amounts beginning in 2019 for federal and 2015 for state purposes. In addition, as of June 30, 2012, we had federal and state research and development tax credit carryforwards of approximately $13.5 million and $13.1 million, respectively. The federal research credits will begin to expire in 2025, the California research credits have no expiration date, and the other state research credits will begin to expire in 2013. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

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

        We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2012, customer contracts with extended payment terms of more than one year amounted to less than 4% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

        At June 30, 2012, we had $143.5 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions, consisting of money market funds and certificates of deposit. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        At any point in time, we also have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

        The CyberKnife and TomoTherapy Systems are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device's design, development, testing manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication of or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA's 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA through either the premarket approval process or 510(k) clearance process. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

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

        A component of our strategy is to continue to upgrade the CyberKnife and TomoTherapy Systems. Upgrades previously released by us required 510(k) clearance before we were able to offer them for sale. We expect our future upgrades will similarly require 510(k) clearance; however, future upgrades may be subject to the substantially more time consuming data generation requirements and uncertain premarket approval or clearance process. If we were required to use the premarket approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business.

        The FDA requires device manufacturers to make their own determination of whether or not a modification requires an approval or clearance; however, the FDA can review a manufacturer's decision not to submit for additional approvals or clearances. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance. The FDA has recently issued a draft guidance that, if finalized, will result in manufacturers needing to seek a significant number of new or additional clearances for changes made to legally marketed devices. We cannot assure you that the FDA will agree with our decisions not to seek approvals or clearances for particular device modifications or that we will be successful in obtaining premarket approvals or 510(k) clearances for modifications.

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

        In addition, even if the CyberKnife and TomoTherapy Systems are not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design, manufacture or labeling. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. We have voluntarily conducted recalls and product corrections in the past, including four such recalls for the CyberKnife Systems, and two such recalls for the TomoTherapy Systems, during fiscal year 2012. Each of these recalls was voluntarily initiated by Accuray. To date, no serious health consequences have been reported in connection with these recalls, and the costs associated with each such recall were not material. We cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. Any recall could divert management's attention, cause us to incur significant expenses, generate negative publicity, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife or TomoTherapy Systems, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

If we are found to have violated laws protecting the confidentiality of patient health information that we possess, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

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

        Moreover, we manufacture and sell products that allow our customers to store confidential information about their patients. While we have implemented security measures to protect our products from unauthorized access, these measures do not secure our customers' equipment or any information stored in our customers' systems or at their locations. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers' stored information could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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

        In addition to laws and regulations regarding medical devices, we are subject to a variety of environmental laws and regulations regulating our operations, including those relating to the use, generation, handling, storage, transportation, treatment and disposal of hazardous materials, which laws impose compliance costs on our business and can also result in liability to us. For example, we are in the process of updating the way our products are built such that they will be compliant with the recast Directive on Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or the RoHS Directive, which applies to medical devices beginning in July 2014. The recast RoHS Directive bans the placing on the EU market of new electrical and electronic equipment containing more than certain levels of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE). If we fail to meet the requirements of the recast RoHS Directive, we may be prevented from selling our products within the European Union.

We are required to comply with federal and state "fraud and abuse" laws, and if we are unable to comply with such laws, we could face substantial penalties and we could be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

        We are directly or indirectly through our customers, subject to various federal, state and foreign laws pertaining to healthcare fraud and abuse. These laws, which directly or indirectly affect our ability to operate our business primarily include, but are not limited to, the following:

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

        The Physician Payment Sunshine Act (Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act on Dec. 14, 2011, requires medical device companies such as Accuray to track payments and all transfers of value greater than $10 to licensed physicians in the U.S. Final regulations for the tracking and reporting of payments and transfers of value to licensed physicians have not been finalized, but it is anticipated that companies must begin tracking payments beginning January 1, 2013 and must begin reporting payments to the government by March 31, 2014. After receiving reports of payments and transfers of value, the government plans to post that data on a public searchable government-maintained website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from

$1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million).

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

        On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. There continue to be many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. Effective in 2013, there will be a 2.3% excise tax on U.S. sales of medical devices. U.S. net sales represented 46% of our worldwide net sales in 2012, and therefore, this tax burden may have a material, negative impact on our results of operations and our cash flow.

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

        In April 2008, at the time CMS published final 2009 Medicare inpatient reimbursement rates, CMS issued final rules implementing significant amendments to the regulations under the federal Ethics in Patient Referrals Act, which is more commonly known as the Stark Law, with an effective date of October 1, 2009. These regulations, among other things, impose additional limitations on the ability of physicians to refer patients to medical facilities in which the physician has an ownership interest for treatment. Among other things, the regulations provide that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than on a per use basis. Physician owned entities have increasingly become involved in the acquisition of medical technologies, including the CyberKnife and TomoTherapy Systems. In many cases, these entities enter into arrangements with hospitals that bill Medicare for the furnishing of medical services, and the physician owners are among the physicians who refer patients to the entity for services. The regulations limit these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and may also discourage physicians from participating in the acquisition and ownership of medical technologies. As a result of the finalization of these regulations, some existing CyberKnife and TomoTherapy System operators may have to modify or restructure their corporate or organizational structures. In addition, certain existing customers that planned to open CyberKnife or TomoTherapy centers in the United States involving physician ownership could also have to restructure. Accordingly, these regulations could reduce the attractiveness of medical technology acquisitions, including CyberKnife and TomoTherapy System purchases, by physician-owned joint ventures or similar entities. As a result, these regulations could have an adverse impact on our product sales and therefore on our business and results of operations.

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

Risks Related to Our Common Stock

Our major stockholders own approximately 49% and directors and executive officers own approximately 2% of our outstanding common stock as of June 30, 2012, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

        As of June 30, 2012, our current holders of 5% or more of our outstanding common stock, held, in the aggregate, approximately 49% of our outstanding common stock while our directors and executive officers held, in the aggregate, approximately 2% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

        We currently anticipate that the acquisition of TomoTherapy will be accretive to our earnings per share (on an adjusted earnings basis) in our fiscal year beginning July 1, 2012. This expectation is based on current estimates, which may change materially. We may also encounter additional transaction related costs or other factors such as the failure to realize all of the benefits anticipated in the acquisition. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the acquisition and cause a decrease in the market price of our common stock.

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

        On August 1, 2011, we issued $100 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2016, which we refer to as the Convertible Notes. The price of our common stock could also be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company or by any hedging or arbitrage trading activity that involves our common stock. To the extent we issue common stock upon conversion of the Convertible Notes, that conversion would dilute the ownership interests of our stockholders.

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

Increased leverage as a result of the Convertible Notes offering may harm our financial condition and operating results.

        As of June 30, 2012, we had total consolidated long-term liabilities of approximately $95.1 million, including the liability component of the Convertible Notes in the amount of $79.5 million. Our level of indebtedness could have important consequences to stockholders and note holders, because:

  •
  it could affect our ability to satisfy our obligations under the Convertible Notes;

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

The conditional conversion features of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

        In the event the conditional conversion features of the Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, if we have irrevocably elected net share settlement upon conversion we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

Provisions in the indenture for the Convertible Notes, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

        Furthermore, if a "fundamental change" (as defined in the indenture for the Convertible Notes) occurs, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. A "fundamental change" generally occurs when there is a change in control of the Company (acquisition of 50% or more of our voting stock, liquidation or sale of the Company not for stock) or trading of our stock is terminated. In the event of a "make-whole fundamental change" (as defined in the indenture for the Convertible Notes), we may also be required to increase the conversion rate applicable to Convertible Notes surrendered for conversion in connection with such make-whole fundamental change. A "make-whole fundamental change" is generally a sale of the company not for stock in another publicly traded company. In addition, the indenture for the Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes.

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future.

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

        We also lease approximately 25,000 square feet of development and manufacturing space in Mountain View, California, under a lease expiring in September 2013, following which the lease becomes a month-to-month lease, requiring 90 days written notice of termination by either party. We sublease approximately 1,350 square feet of this space until September 2012.

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

        In addition, our wholly-owned subsidiary, Chengdu Twin Peak Accelerator Technology Inc., leases approximately 9,200 square feet of space in a manufacturing facility in Chengdu, China until December 2013.

        We, directly or through our subsidiaries, also maintain offices in: Pittsburgh, Pennsylvania; Miami, Florida; Switzerland; France; China; Hong Kong; Japan; Spain; India; Russia; Germany; Turkey; Belgium, the United Kingdom; and the United Arab Emirates.

        We believe our current facilities are adequate to meet our current needs, but additional space, including additional radiation shielded areas in which systems can be assembled and tested, may be required in the future to accommodate anticipated increases in manufacturing needs.

Item 3.    LEGAL PROCEEDINGS

        Refer to Note 8, Commitments and Contingencies, to the Consolidated Financial Statements for a description of certain legal proceedings currently pending against the Company. From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "ARAY." The high and low sale prices for each quarterly period during our fiscal years ended June 30, 2012 and 2011 are as follows:

	High	Low
Year ended June 30, 2012
First Quarter	$8.73	$3.63
Second Quarter	$4.45	$3.60
Third Quarter	$7.54	$4.41
Fourth Quarter	$7.91	$5.95
Year ended June 30, 2011
First Quarter	$7.00	$5.87
Second Quarter	$7.00	$5.85
Third Quarter	$11.16	$6.63
Fourth Quarter	$9.64	$6.67

        We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay out cash dividends to common stockholders in the foreseeable future.

        As of August 24, 2012, there were 230 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

        During the quarter ended June 30, 2012, there were no sales of unregistered equity securities by the Company.

        The Company does not have a stock repurchase program and has not made any share repurchase during the quarter ended June 30, 2012.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2007 and June 30, 2012, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on June 30, 2007 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Accuray Incorporated, the NASDAQ Composite Index, and the S&P Health Care Index

*
$100 invested on 6/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

        The comparisons shown in the graph above are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations for the years ended June 30, 2012, 2011 and 2010, and the consolidated balance sheet data at June 30, 2012 and 2011 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2009 and 2008 and the consolidated balance sheet data at June 30, 2010, 2009 and 2008 is derived from our audited consolidated financial statements not included in this Form 10-K.

        On June 10, 2011, we completed the acquisition of TomoTherapy by acquiring all of the common stock of TomoTherapy in exchange for cash and shares of Company common stock. TomoTherapy is now a wholly owned subsidiary of the Company.

	Years Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$409,223	$222,284	$221,625	$233,598	$210,381
Cost of revenue(1)	271,951	115,042	117,607	118,308	103,429

Gross profit	137,272	107,242	104,018	115,290	106,952
Operating expenses:
Selling and marketing(1)	54,547	37,181	34,187	45,493	42,726
Research and development(1)	87,114	41,687	31,523	35,992	32,880
General and administrative(1)	58,598	56,657	35,472	36,223	32,280

Total operating expenses	200,259	135,525	101,182	117,708	107,886

Income (loss) from operations	(62,987)	(28,283)	2,836	(2,418)	(934)
Other income (expense), net	(12,871)	2,288	1	3,082	7,184

Income (loss) before provision for income taxes	(75,858)	(25,995)	2,837	664	6,250
Provision for (benefit from) income taxes	2,595	1,116	(4)	55	867

Net income (loss)	(78,453)	(27,111)	2,841	609	5,383
Noncontrolling interest	(6,411)	(429)	—	—	—

Net income (loss) attributable to stockholders	$(72,042)	$(26,682)	$2,841	$609	$5,383

Net income (loss) per share attributable to stockholders
Basic	$(1.02)	$(0.44)	$0.05	$0.01	$0.10

Diluted	$(1.02)	$(0.44)	$0.05	$0.01	$0.09

Weighted average common shares used in computing net income (loss) per share
Basic	70,887	60,085	57,560	55,413	54,531

Diluted	70,887	60,085	60,191	58,729	60,434

(1)
Includes share-based compensation expense as follows:

	Years Ended June 30,
	2012	2011	2010	2009	2008
		(in thousands)
Cost of revenue	$1,672	$1,312	$1,721	$2,285	$1,858
Selling and marketing	$729	$695	$1,433	$3,441	$4,197
Research and development	$2,340	$2,922	$2,850	$3,190	$3,059
General and administrative	$3,717	$8,436	$4,642	$6,545	$7,785

	Years Ended June 30,
	2012	2011	2010	2009	2008
Selected Operating Data:
Number of CyberKnife and TomoTherapy systems installed per year:
United States	15	14	18	25	19
International	45	20	13	11	12

Total	60	34	31	36	31

	As of June 30,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$143,504	$95,906	$45,434	$36,835	$36,936
Investments	$—	$—	$99,881	$121,886	$122,550
Deferred cost of revenue	$7,329	$8,098	$11,102	$21,917	$43,391
Total assets	$473,170	$455,784	$263,184	$274,386	$295,004
Deferred revenue	$92,746	$74,244	$47,393	$75,882	$114,175
Long-term debt	$79,466	$—	$—	$—	$—
Working capital	$142,084	$82,678	$152,048	$80,083	$87,744
Stockholders' equity	$195,625	$229,775	$170,076	$153,902	$130,763

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

        The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. They are the only dedicated, full body radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It allows for the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently represents only a small portion of the patients who develop tumors treatable with CyberKnife Systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, given the CyberKnife Systems' design to treat focal tumors, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse, wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic disease, like leukemias and lymphomas, which are not localized to an organ, but rather involve cells throughout the body.

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

  •
  Greater awareness among doctors of the improvement in reliability of TomoTherapy Systems; and

  •
  Expansion of TomoTherapy System sales in countries throughout the world.

Sale of Our Products

        Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a signed sales contract, that meets backlog criteria, generally spans six months to two years. The time from receipt of a signed contract to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system. This time varies significantly, generally from six to twenty-four months.

        In the United States, we market to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we market to customers in over 80 countries directly and through distributors. We have sales and service offices in Japan and many countries in Europe and Asia.

        The following table shows the number of systems installed by geographic region as of June 30, 2012:

Americas	368
Europe	140
Asia (excluding Japan)	82
Japan	52

Total	642

        International sales of our products account for a significant and growing portion of our total net revenue. Revenue derived from sales outside of the United States was $220.2 million, $99.6 million and $74.2 million for fiscal 2012, 2011 and 2010, respectively. International sales as a percentage of our total net revenue were 54% in fiscal 2012, 45% in fiscal 2011 and 34% in fiscal 2010. We believe the increase in international sales for the year ended June 30, 2012 is due to a number of factors, including the following: inclusion of sales of TomoTherapy products and services for the full fiscal year, increased focus on international markets through regionalization, different impact of the economic downturn by country, greater significance of government affiliated hospital customers, different competitive dynamics, and growth in select country markets.

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

        For orders that cover both products and services, only the portion of the order that is recognized as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, warranty service, training and installation) is not included in reported backlog. Additionally, orders for TomoTherapy Systems made on or before June 30, 2011, that met the historical TomoTherapy backlog criteria have been grandfathered into, and are included in, our backlog, with the exception of orders that would have "aged out" as of June 30, 2011. TomoTherapy previously did not have an "age out" criteria, so we have adjusted the TomoTherapy backlog to age out orders where 2.5 years have passed from the time the order entered TomoTherapy's backlog. As of June 30, 2012, product only backlog was $283.6 million in total. This amount is calculated based on the criteria set forth below and therefore is not comparable to backlog amounts reported for CyberKnife or TomoTherapy Systems prior to fiscal 2012, which were calculated using different criteria. Accordingly, we have not included, for comparison purposes, backlog amounts as of June 30, 2011 for either CyberKnife or TomoTherapy Systems, due to the changes in methodology.

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

        Although our backlog includes only contractual agreements from our customers to purchase CyberKnife Systems or TomoTherapy Systems, we cannot provide assurance that we will convert backlog into recognized revenue due to factors outside our control, which includes, without limitation, changes in customers' needs or financial condition, changes in government or health insurance reimbursement policies, changes to regulatory requirements, or other reasons for cancellation of orders.

        We also use book-to-bill ratios to assess the quality and growth of our backlog. The ratio is calculated for a period as new orders booked and included in backlog upon meeting criteria described above less any orders cancelled from backlog, and the resultant net orders being divided by total product revenue recognized during that period.

Material Weakness in Internal Control

        In connection with our evaluation of internal control over financial reporting for the year ended June 30, 2011, we identified a material weakness relating to our accounting for significant, non-routine transactions. During the year ended June 30, 2012, we took the following corrective actions to remediate the previously reported material weakness in internal control over financial reporting:

  •
  We hired several finance personnel which has provided us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner.

  •
  We implemented a practice pursuant to which we consulted with, and will continue to consult with external subject matter experts as necessary prior to execution of any significant, non-routine transactions in order to validate the accounting approach to be taken with respect to such transactions.

As a result of the implementation of these remediation measures, management determined that the material weakness described above was successfully remediated and no longer existed as of June 30, 2012. Although we have successfully remediated previously reported material weaknesses as well as other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses, significant deficiencies and control deficiencies.

Results of Operations

Years ended June 30, 2012, 2011 and 2010

        We acquired TomoTherapy on June 10, 2011. Therefore our results for the fiscal year ended June 30, 2011 include revenues, cost of revenues and operating expenses of the TomoTherapy subsidiary for the 20 day period from the acquisition date to the end of the fiscal year, while results for the year ended June 30, 2012 includes revenues, cost of revenues and operating expenses of the TomoTherapy subsidiary for the full fiscal year. In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011.

Net revenue

	Years Ended June 30,
(Dollars in thousands)	2012	2011	2010	FY12 vs. FY11		FY11 vs. FY10
Products	$240,472	$138,595	$143,187	$101,877	74%	$(4,592)	-3%
Services	$166,681	$80,490	$77,504	86,191	107%	2,986	4%
Other	$2,070	$3,199	$934	(1,129)	-35%	2,265	243%

Net revenue	$409,223	$222,284	$221,625	$186,939	84%	$659	0%

        Total net revenue for fiscal 2012 increased $186.9 million from fiscal 2011 primarily due to the addition of $216.7 million of revenue related to our TomoTherapy System and related services and increases in our CyberKnife service revenue by $7.8 million. This was partially offset by decreases in the CyberKnife Systems revenues by $35.3 million.

  •
  Product revenue increased by $101.9 million as it includes $141.9 million of revenue from the sale of TomoTherapy Systems during fiscal 2012 as compared to $4.8 million of revenue from the sale of TomoTherapy Systems from the close of the acquisition on June 10, 2011 until the end of fiscal 2011. CyberKnife System revenues decreased by $35.3 million primarily due to a decrease in revenue by three units, lower average revenue per system due to changes in the mix of products sold, increases in revenue deferrals for systems sold with extended payment terms, and decreases in revenue from treatment vault construction. This revenue decline was related to shipment schedules in the European region and a decline in new orders in the Americas region, offset partially by increases in our APAC and Japan regions. Additionally, we recognized nil and $3.6 million of revenue from the sale of a shared ownership system in fiscal 2012 and 2011, respectively. Revenue was recognized on 32 CyberKnife units during fiscal 2012 as compared to 35 units in fiscal 2011. During fiscal 2012, we placed 99 system orders into backlog and shipped 92 systems. The number of new orders increased for both CyberKnife and TomoTherapy systems in our international market but were offset by a decline in orders for systems in the US market.

  •
  Services revenue increased by $86.2 million due to the addition of $78.4 million of revenue generated from service of TomoTherapy systems and an increase of $7.8 million of revenue generated from service of CyberKnife systems due to increases in the installed base. During the year ended June 30, 2012, $11.5 million of the write-up of deferred service revenue was recognized as service revenue as compared to $2.7 million recognized during the year ended June 30, 2011. We anticipate the balance of this write-up will be recognized as service revenue through the first quarter of fiscal 2013.

        We expect the majority of revenue during fiscal 2013 to occur in the second half of the fiscal year due to potential shipment delays as customers wait for our next technology release and the normalization of TomoTherapy System shipments from the unseasonably high level seen in the first quarter following the acquisition. We expect the primary impact on our product revenues from these factors during the first quarter of fiscal 2013.

        Total net revenue for fiscal 2011 increased $0.7 million from fiscal 2010 to $222.3 million. This includes $11.1 million of net revenue from the sale of TomoTherapy Systems and services from the close of the acquisition on June 10, 2011 through June 30, 2011: $4.8 million of products revenue, $6.1 million of services revenue, and $0.2 million of other revenue.

  •
  Revenue recognized from arrangements previously deferred on CyberKnife Systems sold with a platinum service agreement declined to $1.9 million during fiscal 2011 from $12.6 million in fiscal 2010.

  •
  Excluding $1.4 million of revenue previously deferred under platinum service agreements, service revenue totaled $79.1 million for fiscal 2011, an increase of $11.4 million from fiscal 2010 service revenue excluding revenue from platinum service agreements. This increase was the result of continued growth in our installed base of CyberKnife Systems covered by service plans and the addition of service revenue for TomoTherapy Systems.

  •
  Other revenue increased due to facility construction work that we managed for customers in fiscal 2011.

Gross profit

	Years Ended June 30,
	2012		2011		2010
	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)
Gross profit	$137,272	33.5%	$107,242	48.2%	$104,018	46.9%

Products	$104,292	43.4%	$83,071	59.9%	$76,971	53.8%
Services	$32,119	19.3%	$24,272	30.2%	$26,772	34.5%
Other	$861	41.6%	$(101)	-3.2%	$275	29.4%

        Our gross profit margin for fiscal 2012 was 14.7 percentage points lower than the gross profit margin during fiscal 2011. This decline was due principally to the lower gross profit margin of 21.4% on TomoTherapy revenues included in our results of operations for the year ended June 30, 2012. The gross profit margin on CyberKnife revenues was 48.8% during the year ended June 30, 2012 as compared to 51.1% during the year ended June 30, 2011 due to margins declining by 5.5 percentage points on product revenues from changes in product mix which was partially offset by margins on service revenues increasing by 6.4 percentage points due to lower service cost per unit as the install base increases.

        In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. These included the write-up of inventory based on selling price rather than cost of manufacturing, the write-down of deferred product revenue, the write-up of deferred service revenue, and the recording of intangible assets related to developed technology and to backlog existing at the time of the acquisition. On the acquisition date, deferred service and product revenues were valued at cost plus a reasonable margin. Purchase accounting adjustments reduced gross profit for fiscal 2012 by $14.9 million as follows: Product revenues were reduced by $2.4 million while product cost of revenues was increased by $23.5 million; Services revenues were increased by $11.6 million while services cost of revenues was increased by $0.6 million. We expect that the impact of purchase accounting adjustments, other than the amortization of intangible assets assigned to developed technology and to distributor licenses, to be significantly smaller in fiscal 2013 and be mostly completed by the end of the first quarter of fiscal 2013. The impact of the purchase accounting adjustments of $10.5 million of intangible assets assigned to backlog will be charged to cost of revenues over a 15-month period from acquisition through August 2012. The $41.6 million of intangible assets assigned to developed technology will be charged to cost of revenues over a six year period from acquisition through fiscal 2017. The $1.9 million of intangible assets assigned to distributor license will be charged to cost of revenues over a 2.5 year period from acquisition through December 2013.

        Our gross profit margin was higher by 1.3 percentage points in fiscal 2011 than in fiscal 2010 due to the improved margin on products revenue, offset partially by a reduction in the gross profit margin on services revenue. The improvement in our overall gross profit margin was limited by negative gross profit margin associated with the TomoTherapy revenues included in our results from the close of the acquisition on June 10, 2011 through June 30, 2011.

        The gross profit margin on products revenue rose by 6.1 percentage points due mainly to the commencement of shipments of our newest CyberKnife model, the CyberKnife VSI, which sold for a higher average price than the predecessor model, the G4. The higher average price, combined with improved manufacturing efficiency and cost reductions, resulted in a higher gross profit margin on the CyberKnife VSI model, which accounted for the majority of product sales in fiscal 2011.

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

        Due to the adjustments made to assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011, the resultant entries to revenues and cost of revenues caused the results from the sale of TomoTherapy products and services for the period June 11 to June 30, 2011 to reflect a negative gross margin. Product revenues were reduced by $5.7 million while product cost of revenues was increased by $0.1 million. Services revenues were increased by $2.7 million and services cost of revenues was increased by $1.4 million.

Selling and marketing expenses

        We acquired TomoTherapy on June 10, 2011. Therefore our results for the fiscal year ended June 30, 2011 include revenues, cost of revenues and operating expenses of the TomoTherapy subsidiary for the 20 day period from the acquisition date to the end of the fiscal year, while results for the year ended June 30, 2012 includes revenues, cost of revenues and operating expenses of the TomoTherapy subsidiary for the full fiscal year. In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011.

	Years Ended June 30,
(Dollars in thousands)	2012	2011	2010	FY12 vs. FY11		FY11 vs. FY10
Selling and marketing	$54,547	$37,181	$34,187	$17,366	47%	$2,994	9%
% of net revenue	13.3%	16.7%	15.4%

        Selling and marketing expenses for fiscal 2012 increased $17.4 million compared to fiscal 2011 primarily due to headcount increases leading to higher compensation and employee related expenses of $10.6 million, travel expenses of $1.9 million, facilities and information technology related expenses of $1.8 million, consulting expenses of $1.3 million and trade-show related expenses of $1.2 million. During fiscal 2012, we incurred $15.5 million of selling and marketing expenses in our TomoTherapy subsidiary as compared to $2.0 million during the period from the acquisition date until the end of fiscal 2011. The expenses in the TomoTherapy subsidiary during fiscal 2012 were primarily comprised of compensation and employee related expenses of $9.7 million, travel expenses of $2.0 million, facilities and information technology related expenses of $1.8 million and trade-show related expenses of $1.0 million.

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

        We anticipate selling and marketing expenses to increase in fiscal 2013 from fiscal 2012 to enable us to improve the marketing of our systems and technology and to provide our sales teams with improved sales tools.

Research and development expenses

        We acquired TomoTherapy on June 10, 2011. Therefore our results for the fiscal year ended June 30, 2011 include revenues, cost of revenues and operating expenses of the TomoTherapy subsidiary for the 20 day period from the acquisition date to the end of the fiscal year, while results for the year ended June 30, 2012 includes revenues, cost of revenues and operating expenses of the TomoTherapy subsidiary for the full fiscal year. In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011.

	Years Ended June 30,
(Dollars in thousands)	2012	2011	2010	FY12 vs. FY11		FY11 vs. FY10
Research and development	$87,114	$41,687	$31,523	$45,427	109%	$10,164	32%
% of net revenue	21.3%	18.8%	14.2%

        Research and development, or R&D, expenses for fiscal 2012 increased $45.4 million compared to fiscal 2011 due mainly to the addition of a full year of expenses in our TomoTherapy subsidiary and development of new technologies. The increase was primarily attributable to $22.9 million in higher compensation and employee related expenses due to increased headcount, increases in facilities and information technology related expenses by $8.9 million, $8.1 million in higher spending for consulting expenses related to development projects, $4.4 million higher expenses for other development project related costs and $1.1 million of higher travel expenses. During fiscal 2012, we incurred $41.4 million of R&D expenses in our TomoTherapy subsidiary as compared to $4.0 million during the period from the acquisition date until the end of fiscal 2011. The expenses in the TomoTherapy subsidiary during fiscal 2012 were primarily comprised of $20.6 million of compensation and employee related expenses, $9.8 million of consulting expenses, $8.5 million of facilities and information technology related expenses and $1.8 million of other development project related costs.

        R&D expenses for fiscal 2011 increased $10.2 million from fiscal 2010. The increase was primarily attributable to increased consulting fees, materials and supplies of $4.5 million for internal development projects, along with externally sponsored clinical research programs and higher compensation and employee related costs, including contract labor, recruiting and relocation of $2.0 million to support ongoing research projects. Additionally, we incurred $4.0 million for R&D expenses in our TomoTherapy subsidiary, of which $1.4 million was related to severance expense, $0.9 million of employee related expenses, $0.7 million related to the accelerated vesting of stock options and restricted stock awards and $0.3 million of consulting expenses.

        We anticipate that R&D expenses for fiscal 2013 will be lower than for fiscal 2012 based on the current schedule of our development projects.

General and administrative expenses

        We acquired TomoTherapy on June 10, 2011. Therefore our results for the fiscal year ended June 30, 2011 include revenues, cost of revenues and operating expenses of the TomoTherapy subsidiary for the 20 day period from the acquisition date to the end of the fiscal year, while results for the year ended June 30, 2012 includes revenues, cost of revenues and operating expenses of the TomoTherapy subsidiary for the full fiscal year. In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011.

	Years Ended June 30,
(Dollars in thousands)	2012	2011	2010	FY12 vs. FY11		FY11 vs. FY10
General and administrative	$58,598	$56,657	$35,472	$1,941	3%	$21,185	60%
% of net revenue	14.3%	25.5%	16.0%

        General and administrative, or G&A, expenses for fiscal 2012 increased $1.9 million compared to fiscal 2011. The increase was primarily attributable to higher consulting, accounting and legal expenses of $4.2 million, higher travel and office administrative expenses of $1.2 million and higher facilities and information technology related expenses of $1.6 million. This was partially offset by lower compensation and employee related expenses of $5.0 million. During fiscal 2011, higher share-based compensation expenses were incurred from the acceleration of stock options and restricted stock awards for TomoTherapy employees. During fiscal 2012, we incurred $9.4 million of general and administrative expenses in our TomoTherapy subsidiary as compared to $14.0 million during the period from the acquisition date until the end of fiscal 2011. The expenses in the TomoTherapy subsidiary during fiscal 2012 were primarily comprised of $6.3 million of compensation and employee related expenses and $2.1 million of consulting, accounting and legal expenses.

        General and administrative expenses for fiscal 2011 increased $21.2 million from fiscal 2010. The increase was primarily attributable to $15.7 million of acquisition—related expenses (including costs of severance, share-based compensation arising from acceleration of stock options and restricted stock awards for TomoTherapy employees, fees to investment bankers, integration planning, legal and accounting services), higher employee related expense of $0.7 million, higher insurance expense of $0.4 million and increased travel expense of $0.3 million. Additionally, we incurred $5.1 million for general and administrative expenses, excluding acquisition-related costs, from our TomoTherapy subsidiary, primarily consisting of $3.6 million in accelerated vesting of stock options and restricted stock awards, $0.9 million in employee related expenses and $0.2 million of consulting expense.

        We expect G&A expenses to be relatively unchanged for fiscal 2013 as compared to fiscal 2012.

Other income (expense), net

	Years Ended June 30,
(Dollars in thousands)	2012	2011	2010	FY12 vs. FY11		FY11 vs. FY10
Other income (expense), net	$(12,871)	$2,288	$1	$(15,159)	-663%	$2,287	nm

nm—not meaningful

        Other expense, net for fiscal 2012 increased $15.2 million from fiscal 2011 and was primarily attributable to interest expenses on the 3.75% Convertible Senior Notes due August 1, 2016 (the "Convertible Notes") totaling $7.4 million and foreign currency transaction losses of $6.6 million due to appreciation of the U.S dollar against the Euro and Swiss Franc exchange rates during the year and their effects on the re-measurement of balances denominated in those currencies.

        Other income, net for fiscal 2011 increased $2.3 million from fiscal 2010. The increase was primarily attributable to an increase of $4.1 million related to foreign currency transaction gains as a result of the appreciation of the Euro-U.S. dollar foreign exchange rate and its effects on the re-measurement of balances denominated in Euros. This was partially offset by a decrease in net interest income of $1.3 million due to lower average interest rates earned on amounts kept in interest bearing accounts during fiscal 2011 compared to fiscal 2010.

Provision for income taxes

	Years Ended June 30,
(Dollars in thousands)	2012	2011	2010	FY12 vs. FY11		FY11 vs. FY10
Provision for (benefit from) income taxes	$2,595	$1,116	$(4)	$1,479	133%	$1,120	nm
% of income (loss) before provision for (benefit from) income taxes	-3.4%	-4.3%	-0.1%

nm—not meaningful

        The provision for income taxes was higher in fiscal 2012 compared to fiscal 2011 primarily due to the increased earnings in international locations.

        The provision for income taxes was higher in fiscal 2011 compared to fiscal 2010 due to $0.2 million of additional foreign taxes resulting from higher international revenue in fiscal 2011 combined with a federal tax benefit of $0.9 million recorded in fiscal 2010 resulting from enactment of The Worker, Homeownership, and Business Assistance Act of 2009, which permits some relief from federal alternative minimum tax.

        At June 30, 2012, we had federal and state net operating loss carryforwards of $209.0 million and $43.0 million. These federal and state net operating loss carryforwards are available to offset future taxable income, if any, in varying amounts and will begin to expire in 2019 for federal and 2015 for state purposes, respectively. Such net operating loss carryforwards include tax benefits from employee stock option exercises in excess of the share-based compensation expense that has been recognized for these awards. We will record approximately $5.5 million as a credit to additional paid-in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards of approximately $13.5 million and $13.1 million, respectively. If not utilized, the federal research credits will begin to expire in 2025, the California research credits have no expiration date, and the other state research credits begin to expire in 2013. Realization of the deferred tax assets, among other factors, is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Due to the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

        At June 30, 2012, there was no provision for U.S. income tax for undistributed earnings of our foreign subsidiaries as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

Share-based Compensation Expense

        Share-based compensation expense was recorded net of estimated forfeitures for fiscal 2012, 2011 and 2010 such that expense was recorded only for those share-based awards that are expected to vest. For fiscal 2012, 2011 and 2010, we recorded $8.5 million, $13.4 million and $10.6 million, respectively, of share-based compensation expense, net of estimated forfeitures, for stock options, 2007 Employee Stock Purchase Plan, or ESPP, shares issued, restricted stock units granted to employees and restricted stock awards assumed in connection with the acquisition of TomoTherapy.

        As of June 30, 2012, there was approximately $11.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, ESPP options, restricted stock awards and restricted stock units which we expect to be recognized over a weighted average period from 0.4 to 2.7 years.

Performance-based Awards

        During fiscal 2012, the Compensation Committee of our Board of Directors of the Company approved the granting of Performance-Based Stock Units ("PSUs") to employees of the Company which vest only upon meeting certain financial performance criteria during the performance period commencing on the first day of our 2012 fiscal year and ending on the last day of our 2013 fiscal year. In the event that the PSUs do not become vested as a result of the Company's performance during the performance period, all PSUs are automatically forfeited by the participants effective as of the last day of the performance period. During the year ended June 30, 2012, approximately 1.0 million PSUs have been granted to employees valued at approximately $3.9 million which was based on the fair value of the Company's common stock on the grant date and will be recognized over the requisite performance period based on our assessment of the probability of achieving the performance criteria. Approximately 0.9 million PSUs are outstanding as of June 30, 2012.

        As of June 30, 2012, we have assessed that it was not probable that the performance criteria would be met during the performance period and accordingly, no compensation cost has been recognized for the PSUs during the year ended June 30, 2012. If in a future period management revises its assessment and concludes that it is probable that the performance criteria will be met, we will record a cumulative catch-up compensation charge for the PSUs in that period. Remaining compensation charges for the PSUs would be recognized ratably over the remaining performance period.

Liquidity and Capital Resources

        At June 30, 2012, we had $143.5 million in cash and cash equivalents. We anticipate that we will begin to turn profitable and generate positive cash flow in the fourth quarter of fiscal 2013. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part I, Item 1A titled "Risk Factors." However, based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

        On July 15, 2012, we paid approximately $5.7 million in cash to acquire all of the remaining outstanding equity of Morphormics, Inc. that we did not previously own. Morphormics is a privately-held developer of medical imaging software. Refer to Note 18, Subsequent Events, to the Consolidated Financial Statements for further details. We do not expect this acquisition to have a significant impact on our anticipated cash flows for at least the next 12 months.

Convertible Notes

        On August 1, 2011, we issued $100 million aggregate principal amount of the Convertible Notes to certain qualified institutional buyers or QIBs. The Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchaser's discount and commission and related offering costs were approximately $96.1 million. The offering costs and the initial purchaser's discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The Convertible Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

        The Convertible Notes were issued under an Indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the Convertible Notes may convert their

Convertible Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date. Prior to May 1, 2016, holders of the Convertible Notes may convert their Convertible Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of our common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the "Note Measurement Period") in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of our common stock and the applicable conversion rate for such trading day; (3) if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the Convertible Notes, we will have the right to pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election. At any time on or prior to the 33rd business day immediately preceding the maturity date, we may irrevocably elect to (a) deliver solely shares of our common stock in respect of our conversion obligation or (b) pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The initial conversion rate will be 105.5548 shares of our common stock per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of approximately $9.47 per share of our common stock). The conversion rate, and thus the conversion price, will be subject to adjustment as further described below.

        Holders of the Convertible Notes, who convert their Convertible Notes in connection with a "make-whole fundamental change", as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, as defined in the Indenture, holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

        On or after August 1, 2014 and prior to the maturity date, we may redeem for cash all or a portion of the Convertible Notes if the closing sale price of our common stock exceeds 130% of the applicable conversion price (the initial conversion price is approximately $9.47 per share of common stock) of such Convertible Notes for at least 20 trading days during any consecutive 30 trading-day period (including the last trading day of such period).

        In accordance with ASC 470-20 Debt with Conversion and Other Options, we separately account for the liability and equity conversion components of the Convertible Notes. The principal amount of the liability component of the Convertible Notes was $75.9 million as of date of issuance, which was based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser's discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component will be accreted to the principal amount of the Convertible Notes using the effective interest method over five years.

Years ended June 30, 2012, 2011 and 2010

Cash Flows From Operating Activities

        Net cash used in operating activities during 2012 was $38.3 million which was attributable to the net loss of $78.5 million and cash used for working capital purposes of $8.3 million, partially offset by $48.5 million of non-cash charges. Non-cash charges primarily included $32.6 million of depreciation and amortization expenses, $8.5 million of share-based compensation expense, accretion of interest expense on the Convertible Notes of $3.6 million, $2.1 million for provision for write-down of inventories and $1.4 million for provision for bad debts. Cash used for working capital was primarily attributed to $9.2 million of increases in accounts receivables due to increased billings, decreases in accounts payable of $21.4 million due to timing of vendor payments, decreases in accrued liabilities of $10.0 million due to payments for acquisition related, value-added tax related, and other liabilities and decreases in customer advances of $7.0 million due to lower minimum deposit requirements on new orders. This was partially offset by decreases in inventories by $11.9 million due to usage, decreases in prepayments by $5.5 million mainly due to timing of payments and increases in deferred revenues by $20.9 million due to increased shipment and billings as well as higher deferred service revenues from increases in installed base.

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

        Net cash used in operating activities was $5.1 million for fiscal 2010. Our net income of $2.8 million during fiscal 2010 was offset by a decrease in deferred revenue, net of deferred cost of revenue, of $18.6 million, an increase in prepaid expenses and other current assets of $4.2 million, an increase in accounts receivable of $2.5 million and a decrease in accounts payable of $5.4 million. The decrease in deferred revenue, net of deferred cost of revenue, was primarily a result of the recognition of revenue previously deferred for systems sold under our Platinum plan, partially offset by differences between invoicing customers for products and services and the recognition of the invoicing as revenue. The increase in prepaid expenses and other current assets was due to an insurance receivable amount recorded for insurance claims. Accounts payable decreased as a result of the timing of the receipt of invoices and when payment was made. Positive cash flow from working capital changes includes an increase of $4.4 million of accrued liabilities, which was primarily due to an increase in compensation accruals and taxes payable due to higher profitability compared to the prior fiscal year. Non-cash charges included $10.2 million of share-based compensation, $0.8 million of charges for write-down of inventories and loss on disposal of property and equipment, $0.4 million reduction in the provision for bad debts and $7.1 million of depreciation and amortization.

Cash Flows From Investing Activities

        Net cash used in investing activities was $12.2 million for fiscal 2012, which consisted of purchases of property and equipment of $10.8 million and $1.4 million related to the acquisition of TomoTherapy.

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

Cash Flows From Financing Activities

        Net cash provided by financing activities during fiscal 2012 was $100.5 million. In August 2011, we issued the Convertible Notes for net proceeds of $96.1 million. In addition, we received $4.4 million from the exercise of common stock options by our employees and the purchase of common stock under our ESPP.

        Net cash provided by financing activities was $5.6 million and $3.8 million for fiscal 2011 and 2010, respectively, and was primarily attributable to proceeds from the exercise of common stock options and the purchase of common stock under our ESPP.

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

        We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We estimate that capital expenditures will be in the range of $12 million to $16 million during fiscal 2013. If these sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

        The following is a schedule summarizing our obligations to make future payments under contractual obligations as of June 30, 2012:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Convertible Notes(1)	$115,313	$3,750	$11,250	$100,313	$—
Operating leases	27,189	8,021	11,926	4,597	2,645

Total	$142,502	$11,771	$23,176	$104,910	$2,645

(1)
These amounts represent principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on our consolidated balance sheet. Any conversion, redemption or purchase of Convertible Notes would impact our cash payments.

        Our purchase commitments and obligations include all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, and hence, have not been included in the table above.

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

Revenue Recognition

        In the first quarter of fiscal 2011, we adopted Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition), and ASU 2009-14, Certain Arrangements That Include Software Elements (amendments to Financial Accounting Standards Board, or FASB, ASC Topic 985, Software). We adopted these new standards on a prospective basis; therefore, they apply only to revenue arrangements entered into or materially modified beginning July 1, 2010. The revised guidance primarily provides two significant changes: 1) it requires us to allocate revenues in an arrangement using best estimated selling prices, or BESP, of deliverables if we do not have VSOE or third-party evidence, or TPE, of selling price; and 2) it eliminates the residual method and requires us to allocate revenue using the relative selling price method. The BESP is established considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with our pricing committee, taking into consideration the overall go-to-market pricing strategy. We may modify or develop new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which may result in changes in selling prices, impacting both VSOE and BESP. These factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

        We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. In order to comply with GAAP, we have to make a number of reasoned judgments with respect to elements of these sales arrangements, including how to allocate the proceeds received from an arrangement, whether there are multiple elements in the arrangement, whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition with respect to these arrangements. During fiscal 2011 and 2012, we accounted for pre-adoption multiple elements arrangements which have not subsequently been materially modified under the residual method and allocated arrangement consideration to each element based upon vendor specific objective evidence, or VSOE, of fair value of the respective elements. VSOE of fair value for each element is based upon our historical standard rates charged for the product or service when such product or service is sold separately or based upon the price established by our management-comprised pricing committee, which has the relevant authority when that product or service is not yet sold separately. Changes to the elements in an arrangement and the ability to establish VSOE of the fair value for those elements could affect the timing and the amount of revenue recognition.

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

        Examples of the impact of these factors include the following. If the shipment of one of our systems that sold for $4.0 million was delayed, system revenue would be lowered by this $4.0 million, less any amounts deferred for service, training, or other future deliverables. If our CyberKnife or TomoTherapy systems were sold for between $3.0 to $4.0 million and the sale involved multiple elements including training and service, a 5% change in BESP of the systems could result in an approximately $20,000 to $25,000 impact to the amount of revenue allocated and recognized as product revenue rather than as service revenue.

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

        We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Impairment, if any, is measured as the amount by which the carrying value exceeds the fair value of the impaired asset. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

        Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.

Inventories

        The valuation of inventory requires us to estimate obsolete or excess inventory as well as damaged inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand to support future sales and service. If our demand forecast for specific products is greater than actual demand and we fail to reduce purchasing and manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin. For example, if the actual amount of inventory that is disposed of as obsolete, excess or damaged is 10% larger or smaller than the amount that we estimated at June 30, 2012, then we would need to increase or decrease cost of sales by approximately $0.7 million.

Share-Based Compensation Expense

        We use the Black-Scholes option valuation model to estimate the fair value of stock options and ESPP shares. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Our expected volatility is derived from the historical volatilities of several unrelated public companies within industries related to our business because we do not have sufficient trading history on our common stock. When making the selections of our peer companies within industries related to our business to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. In addition, as our historical share option exercise experience as a publicly-held entity does not provide a reasonable basis upon which to estimate the expected term, we estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

        We recognize compensation cost for only those shares expected to vest over the requisite service period of the award. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on recent forfeiture activity and expected future employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the consolidated financial statements. If the estimated forfeiture rate was higher or lower by five percentage points, our share-based compensation expense related to stock options would increase or decrease by approximately 2%, respectively.

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

Loss Contingencies

        As discussed in Note 8, Commitments and Contingencies, in Notes to consolidated financial statements, we are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Currently, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect our financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on our results of operations, financial position and cash flows.

Corporate Bonus Expense and Accruals

        We record accruals for estimated corporate bonus expense each quarter which is paid out in the first quarter of the subsequent fiscal year. Our expense accrual for each quarter during fiscal 2012 is based on our performance against each of these metrics: net revenue, gross margin and orders to backlog. If we underestimate or overestimate any of these metrics during any quarter, adjustments to bonus expense and accruals may be necessary in subsequent periods during the year.

Item 7A.    QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Foreign Currency Exchange Rate Risk

        Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

Interest Rate Risk

        At June 30, 2012, we had $46.8 million of cash equivalents invested in money market funds and certificates of deposit. Our earnings would not be materially affected by interest rate risk due to the low interest rate on these highly liquid investments.

Equity Price Risk

        On August 1, 2011, we issued $100 million aggregate principal amount of the Convertible Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 105.5548 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $9.47 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $9.47 upon conversion of the Convertible Notes. For every $1 that the share price of our common stock exceeds $9.47, we expect to issue an additional $10.6 million in cash or shares of our common stock, or a combination thereof, if all of the Convertible Notes are converted.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Accuray Incorporated

        We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits of the consolidated basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuray Incorporated and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 7, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Jose, California
September 7, 2012

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$143,504	$95,906
Restricted cash	1,560	3,172
Accounts receivable, net of allowance for doubtful accounts of $1,700 and $324 at June 30, 2012 and 2011, respectively	67,890	61,853
Inventories	81,693	97,836
Prepaid expenses and other current assets	16,715	21,115
Deferred cost of revenue—current	4,896	5,840

Total current assets	316,258	285,722
Property and equipment, net	37,458	44,823
Goodwill	59,215	54,474
Intangible assets, net	49,819	66,039
Deferred cost of revenue—noncurrent	2,433	2,258
Other assets	7,987	2,468

Total assets	$473,170	$455,784

Liabilities and equity
Current liabilities:
Accounts payable	$18,209	$38,645
Accrued compensation	23,071	27,406
Other accrued liabilities	31,646	43,012
Customer advances—current	18,177	25,829
Deferred revenue—current	83,071	68,152

Total current liabilities	174,174	203,044
Long-term liabilities:
Long-term other liabilities	5,988	6,321
Deferred revenue—noncurrent	9,675	6,092
Long-term debt	79,466	—

Total liabilities	269,303	215,457
Commitment and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued: 71,864,268 and 72,199,837 shares at June 30, 2012 and 2011, respectively; outstanding: 71,864,268 and 70,059,819 shares at June 30, 2012 and 2011, respectively	72	70
Additional paid-in capital	409,143	373,963
Accumulated other comprehensive income	2,837	127
Accumulated deficit	(216,427)	(144,385)

Total stockholders' equity	195,625	229,775
Non-controlling interest	8,242	10,552

Total equity	203,867	240,327

Total liabilities and equity	$473,170	$455,784

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended June 30,
	2012	2011	2010
Net revenue:
Products	$240,472	$138,595	$143,187
Services	166,681	80,490	77,504
Other	2,070	3,199	934

Total net revenue	409,223	222,284	221,625
Cost of revenue:
Cost of products	136,180	55,524	66,216
Cost of services	134,562	56,218	50,732
Cost of other	1,209	3,300	659

Total cost of revenue	271,951	115,042	117,607

Gross profit	137,272	107,242	104,018
Operating expenses:
Selling and marketing	54,547	37,181	34,187
Research and development	87,114	41,687	31,523
General and administrative	58,598	56,657	35,472

Total operating expenses	200,259	135,525	101,182

Income (loss) from operations	(62,987)	(28,283)	2,836
Other income (expense), net	(12,871)	2,288	1

Income (loss) before provision for (benefit from) income taxes	(75,858)	(25,995)	2,837
Provision for (benefit from) income taxes	2,595	1,116	(4)

Net income (loss)	(78,453)	(27,111)	2,841
Non-controlling interest	(6,411)	(429)	—

Net income (loss) attributable to stockholders	$(72,042)	$(26,682)	$2,841

Net income (loss) per share attributable to stockholders
Basic	$(1.02)	$(0.44)	$0.05

Diluted	$(1.02)	$(0.44)	$0.05

Weighted average common shares used in computing net income (loss) per share
Basic	70,887	60,085	57,560

Diluted	70,887	60,085	60,191

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders' Equity

(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2009	56,643,529	$57	$273,946	$416	$(120,517)	$153,902	$—	$153,902

Exercise of stock options, net	1,313,749	2	2,028	—	—	2,030	—	2,030
Issuance of common stock under employee stock purchase plan	399,283	—	1,807	—	—	1,807	—	1,807
Issuance of restricted stock	170,395	—	—	—	—	—	—	—
Share-based compensation	—	—	10,397	—	—	10,397	—	10,397
Income tax charges from employee stock plans	—	—	(414)	—	—	(414)	—	(414)
Net income	—	—	—	—	2,841	2,841	—	2,841
Cumulative translation adjustment	—	—	—	(57)	—	(57)	—	(57)
Unrealized loss on investments, net	—	—	—	(430)	—	(430)	—	(430)

Total comprehensive income						2,354	—	2,354

Balance at June 30, 2010	58,526,956	59	287,764	(71)	(117,676)	170,076	—	170,076

Deconsolidation of Morphormics	—	—	—	—	(27)	(27)	—	(27)
Exercise of stock options, net	1,396,685	1	3,600	—	—	3,601	—	3,601
Issuance of common stock under employee stock purchase plan	392,084	—	2,000	—	—	2,000	—	2,000
Issuance of restricted stock	201,992	—	—	—	—	—	—	—
Share-based compensation	—	—	9,842	—	—	9,842	—	9,842
Shares issued in connection with acquisition of TomoTherapy	9,112,511	10	67,332	—	—	67,342	—	67,342
Shares issued in connection with the assumption of restricted stock awards related to acquisition of TomoTherapy	429,591	—	—	—	—	—	—	—
Restricted stock awards assumed in connection with acquisition of TomoTherapy	—	—	1,191	—	—	1,191	—	1,191
Stock options assumed in connection with acquisition of TomoTherapy	—	—	2,234	—	—	2,234	—	2,234
Non-controlling interest in CPAC resulting from acquisition of TomoTherapy	—	—	—	—	—	—	10,981	10,981
Net loss	—	—	—	—	(26,682)	(26,682)	(429)	(27,111)
Cumulative translation adjustment	—	—	—	236	—	236	—	236
Unrealized loss on investments, net	—	—	—	(38)	—	(38)	—	(38)

Total comprehensive loss						(26,484)	(429)	(26,913)

Balance at June 30, 2011	70,059,819	70	373,963	127	(144,385)	229,775	10,552	240,327

Exercise of stock options, net	746,441	1	1,865	—	—	1,866	—	1,866
Issuance of common stock under employee stock purchase plan	755,532	1	2,580	—	—	2,581	—	2,581
Issuance of restricted stock	302,476	—	—	—	—	—	—	—
Share-based compensation	—	—	7,546	—	—	7,546	—	7,546
Embedded conversion feature on Covertible Note	—	—	23,189	—	—	23,189	—	23,189
Change in non-controlling interest in CPAC	—	—	—	—	—	—	4,101	4,101
Net loss	—	—	—	—	(72,042)	(72,042)	(6,411)	(78,453)
Cumulative translation adjustment	—	—	—	2,710	—	2,710	—	2,710

Total comprehensive loss						(69,332)	(6,411)	(75,743)

Balance at June 30, 2012	71,864,268	$72	$409,143	$2,837	$(216,427)	$195,625	$8,242	$203,867

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years ended June 30,
	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(78,453)	$(27,111)	$2,841
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	32,592	7,566	7,122
Share-based compensation	8,458	13,365	10,232
Realized and unrealized (gain) loss on investments, net	—	(27)	65
Accretion of interest on long-term debt	3,596	—	—
Provision for (recovery of) bad debt	1,392	239	(380)
Provision for write-down of inventories	2,129	1,698	626
Loss on disposal of property and equipment	296	312	195
Changes in assets and liabilities:
Restricted cash	1,605	—	438
Accounts receivable	(9,162)	8,698	(2,448)
Inventories	11,927	(4,321)	244
Prepaid expenses and other current assets	5,533	(1,340)	(4,230)
Deferred cost of revenue	2,080	7,586	8,980
Other assets	(2,647)	214	(228)
Accounts payable	(21,425)	10,662	(5,364)
Accrued liabilities	(10,043)	9,831	4,382
Customer advances	(7,044)	(909)	20
Deferred revenue	20,887	(14,060)	(27,568)

Net cash provided by (used in) operating activities	(38,279)	12,403	(5,073)
Cash Flows From Investing Activities
Purchases of property and equipment , net	(10,769)	(4,022)	(5,130)
Acquisition of business, net of cash acquired	(1,384)	(70,265)	—
Purchase of investments	—	(100,710)	(111,429)
Sale and maturity of investments	—	206,414	127,086

Net cash provided by (used in) investing activities	(12,153)	31,417	10,527
Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,867	3,601	2,030
Proceeds from employee stock purchase plan	2,582	2,000	1,807
Proceeds from debt, net of costs	96,100	—	—

Net cash provided by financing activities	100,549	5,601	3,837
Effect of exchange rate changes on cash and cash equivalents	(2,519)	1,051	(692)

Net increase in cash and cash equivalent	47,598	50,472	8,599
Cash and cash equivalents at beginning of period	95,906	45,434	36,835

Cash and cash equivalents at end of period	$143,504	$95,906	$45,434

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,198	$1,392	$60
Cash paid for interest	$1,875	—	—
Non-cash financing activity:
Fair value of common stock issued and vested options and restricted stock awards assumed in connection with acquisition of TomoTherapy	$—	$73,845	$—

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements

1. Description of Business

Organization

        Accuray Incorporated (together with its subsidiaries, the "Company") is incorporated in Delaware. The Company designs, develops and sells advanced medical radiation systems for the treatment of tumors throughout the body. The CyberKnife Systems are advanced, image-guided robotic systems used to deliver radiosurgery for the treatment of solid tumors anywhere in the body.

        On June 10, 2011, the Company completed the acquisition of TomoTherapy Incorporated ("TomoTherapy") by acquiring all of TomoTherapy's common stock in exchange for cash and shares of Accuray common stock (for further information, see Note 12, Acquisition). TomoTherapy designs, manufactures and sells systems used to deliver advanced radiation therapy for the treatment of a wide range of cancer types. The consolidated financial statements include the financial results of TomoTherapy prospectively from the date of acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity, Compact Particle Acceleration Corporation ("CPAC") (for further information, see Note 13, Investment in CPAC). All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to revenue recognition, business combinations and intangible asset impairment, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expenses and accruals. Actual results could differ materially from those estimates.

Foreign Currency

        The Company's international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net income (loss) and are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Net foreign currency exchange transaction gains or losses are included as a component of other income (expense), net, in the Company's consolidated statements of operations.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash equivalents consist of amounts invested in highly liquid investment accounts with original maturities of three months or less on the date of purchase. Cash equivalents are comprised of money market funds and certificates of deposit and amounted to $46.8 million and $19,000 at June 30, 2012 and 2011, respectively. Cash and cash equivalent balances denominated in foreign currencies amounted to $43.2 million and $28.3 million at June 30, 2012 and 2011, respectively.

Restricted Cash

        Restricted cash primarily relates to funds held related to Value-Added Tax ("VAT") guarantees in a foreign jurisdiction and certain performance obligation guarantees.

Fair Value Measurements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued additional guidance on fair value measurements and related disclosures. The new guidance clarifies the application of existing guidance on fair value measurement for non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. The adoption of this guidance during the year ended June 30, 2012 did not have any impact on the Company's financial statements.

        The carrying values of the Company's financial instruments including cash equivalents, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments. Also refer to Note 4, Financial Instruments, for further details.

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

        There were no customers that represented 10% or more of total net revenue for the years ended June 30, 2012, 2011 and 2010. At June 30, 2012 and 2011, there were two customers and one customer, respectively, whose accounts receivable balance was 10% or more of the Company's total accounts receivable.

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

        Single-source suppliers presently provide the Company with several components. In most cases, if a supplier was unable to deliver these components, the Company believes that it would be able to find other sources for these components subject to any regulatory qualifications, if required.

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

        In the first quarter of fiscal 2011, the Company adopted Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Arrangements That Include Software Elements. These standards changed the requirements for establishing separate units of accounting in a multiple element arrangement and require the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product's functionality. The Company adopted these new standards on a prospective basis. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had an insignificant impact on the Company's reported net revenue since the first quarter of fiscal 2011 as compared to net revenue if the related arrangements entered into or modified after the effective date were subject to the accounting requirements in effect prior to the first quarter of fiscal 2011.

        The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables. For revenue arrangements with multiple elements that were entered into prior to the adoption of the new standards and that have not subsequently been materially modified, the Company allocated arrangement consideration to each element based upon vendor specific objective evidence ("VSOE") of fair value of the respective elements. VSOE of fair value for each element is based upon the Company's standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company's pricing committee when that product or service is not yet being sold separately. When contracts contain multiple elements, and

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements, principally the system and optional product upgrades, based upon the residual method. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred until the earlier of: (1) delivery of all elements, or (2) establishment of VSOE of fair value for all remaining undelivered elements.

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

        When the Company is unable to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price ("BESP") in the Company's allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with the Company's pricing committee, taking into consideration the overall go-to-market pricing strategy.

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

        The Company's agreements with customers and distributors for system sales generally do not contain product return rights. Certain distributor agreements include parts inventory buy-back provisions upon distributorship termination. The Company accrues an inventory buy-back liability when and if such distributorship termination is expected and the liability can be estimated.

Product Revenue

        The majority of product revenue is generated from sales of CyberKnife and TomoTherapy systems. The Company sells its systems with PCS contracts, training points, and at times, professional services. PCS contracts provide planned and corrective maintenance services, software updates, bug fixes, as well as call-center support. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery.

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

        Costs associated with service revenue are expensed when incurred, except when those costs are related to system upgrades where revenue recognition has been deferred. In those cases, the costs are deferred and are recognized over the period of revenue recognition.

Other revenue

        Other revenue primarily consists of research and development and construction contract revenues.

Shared ownership program

        The Company also enters into arrangements under its shared ownership program with certain customers. Agreements under the shared ownership program typically have a term of five years, during which the customer has the option to purchase the system, either at the end of the contractual period or in advance, at the customer's request, at pre-determined prices. Under the terms of this program,

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the Company retains title to its system, while the customer has use of the system. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the system. The Company may provide unspecified upgrades during the term of each program when and if available. Upfront non-refundable payments and minimum monthly payments from the customer are recognized as revenue over the contractual period. Additional revenues beyond the minimum payments from the shared ownership program are recorded as they become earned and receivable and are included within shared ownership program revenues, which are included in products revenue in the consolidated statements of operations.

        Future minimum revenues under shared ownership arrangements as of June 30, 2012 are as follows (in thousands):

Year Ending June 30,	Amount
2013	$1,744
2014	1,789
2015	1,789
2016	1,394
2017	540

Total	$7,256

        Total usage-based fee revenues, which are included in products revenue, earned from the systems under the shared ownership program amounted to $1.7 million, $1.5 million and $1.6 million for the years ended June 30, 2012, 2011 and 2010, respectively.

        Under the terms of the shared ownership program, the customer has the option to purchase the CyberKnife or TomoTherapy System at pre-determined prices based on the period the system has been in use and considering the lease payments already received. Revenue from such sales is recorded in accordance with the Company's revenue recognition policy, taking into account the PCS and any other elements that might be sold as part of the arrangement. At June 30, 2012, the Company had four systems installed under its shared ownership program. During the years ended June 30, 2012, 2011 and 2010, nil, $3.6 million and nil, respectively, of revenue was recognized in the consolidated statements of operations for the sale of nil, one and nil systems, respectively, that were formerly under the shared ownership program.

        The systems associated with the Company's shared ownership program are recorded within property and equipment on the accompanying consolidated balance sheets. Depreciation and warranty expenses attributable to the shared ownership systems are recorded within cost of products in the accompanying consolidated statements of operations.

Long-term construction and manufacturing contracts

        The Company recognizes revenue and cost of revenue related to long-term construction and manufacturing contracts using contract accounting on the percentage-of-completion or the completed contract method. The Company records such revenue under other revenue and cost of such revenue under cost of other in the consolidated statements of operations. Any loss provision identified from the total contract in the period is recorded as an increase to cost of revenue.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Deferred Revenue and Deferred Cost of Revenue

        Deferred revenue consists of deferred product revenue, deferred shared ownership program revenue and deferred service revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company's revenue recognition policy. Deferred shared ownership program revenue results from the receipt of advance payments that will be recognized ratably over the term of the shared ownership program. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units and direct service costs for which the revenue has been deferred in accordance with the Company's revenue recognition policies. Deferred revenue and associated deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively.

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

        Capitalized software costs are included in property, plant and equipment and amortized beginning when the software project is complete and the assets is ready for its intended use. The Company has capitalized software development costs relating to internal use software as identified and discussed below at Note 5, Balance Sheet Components.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable using pretax undiscounted cash flows. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through June 30, 2012, there have been no such impairment losses.

Goodwill and Acquired Intangible Assets

        Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired. Goodwill is not amortized, but is evaluated for impairment on an annual basis or when impairment indicators are present. The Company has assessed that it has one reporting unit and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company's closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. Through June 30, 2012, there have been no such impairment losses.

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

Business Combinations

        In fiscal 2011, the Company accounted for the acquisition of TomoTherapy using the acquisition method of accounting. The underlying principles of this method require that the Company recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded to the Company's consolidated statements of operations. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired company are reflected in the Company's consolidated financial statements after the date of the merger or acquisition.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Shipping and Handling

        The Company's billings for shipping and handling for product shipments to customers are included in cost of products. Shipping and handling costs incurred for inventory purchases are capitalized in inventory and expensed in cost of products.

Advertising Expenses

        The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.5 million, $0.4 million and $0.4 million for the years ended June 30, 2012, 2011 and 2010, respectively.

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

Share-Based Compensation

        The Company accounts for share-based compensation by measuring and recognizing the fair value of all share-based payment awards made to employees based on the estimated grant date fair values, including employee stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), performance stock units ("PSUs") and the employee stock purchase plan ("ESPP"). The determination of fair value involves a number of significant estimates. The Company uses the Black-Scholes model to estimate the value of employee stock options and ESPP, which requires a number of assumptions to determine the model inputs. These include the expected volatility of the Company's stock, the expected term of the option, the expected risk free rate of interest and dividend yields. As share-based compensation expense is based on awards ultimately expected to vest, the expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option term, the Company concluded that its historical price volatility does not provide a reasonable basis for the expected volatility input assumption within its Black-Scholes model when determining the fair value of its stock options. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The Company continues to use the "simplified" method for the estimated term of the awards. Management's estimate of forfeitures is based on historical experience, but actual forfeitures could differ materially as a result of voluntary employee terminations which could result in a significant change in future share-based compensation expense. See Note 9, Stockholders' Equity, for additional information.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share

        Basic net income (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted- average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of common shares outstanding and other dilutive common shares outstanding during the period. The potential dilutive shares of the Company's common stock resulting from the assumed exercise of outstanding stock options, the vesting of RSUs and PSUs, and the purchase of ESPP shares, as determined under the treasury stock method, are included in the computation of diluted net income (loss) per share if their effect would have been dilutive.

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands):

	Years ended June 30,
	2012	2011	2010
Numerator:
Net income (loss) used in computing basic and diluted net income (loss) per share	(72,042)	(26,682)	2,841

Denominator:
Weighted average shares used in computing basic net income (loss) per share	70,887	60,085	57,560
Add: Dilutive stock options and awards outstanding	—	—	2,631

Weighted average shares used in computing diluted net income (loss) per share	70,887	60,085	60,191

        The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2012	2011	2010
Option to purchase common stock	7,873	8,337	4,057
Restricted stock units	1,171	658	260
Performance stock units	926	—	—

	9,970	8,995	4,317

        The 3.75% Convertible Senior Notes due August 1, 2016 (the "Convertible Notes") are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. For the year ended June 30, 2012, the potential dilutive shares under the convertible notes were excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. See Note 14, Debt, for further details.

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

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company anticipates that except for $0.3 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments for years ended June 30, 2012, 2011 and 2010, and unrealized gains and losses on investments for years ended June 30, 2011 and 2010, that have been excluded from the determination of net income (loss). The Company has reported the components of comprehensive income (loss) for the years ended June 30, 2012, 2011 and 2010 in its consolidated statement of stockholders' equity.

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

	Years ended June 30,
	2012	2011	2010
Americas (including Puerto Rico)	$189,072	$122,636	$147,381
Europe	110,331	67,244	58,049
Asia (excluding Japan)	64,026	16,158	5,608
Japan	45,794	16,246	10,587

Total	$409,223	$222,284	$221,625

Recent Accounting Pronouncements

        In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350—the revised standard). The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determined that it is more likely than not that the asset is impaired. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted for annual and interim goodwill impairment tests if an entity's financial statements for the most recent interim period have not yet been issued. The Company does not expect that adoption of this guidance during fiscal 2013 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, applicable for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment for a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative two-step impairment test is unnecessary. Early adoption is permitted for annual and interim goodwill impairment tests if an entity's financial statements for the most recent interim period have not yet been issued. The Company does not expect that adoption of this guidance during fiscal 2013 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Alliance Agreement

        In June 2010, the Company entered into a Strategic Alliance Agreement (the "Alliance Agreement") with Siemens AG ("Siemens"), pursuant to which (1) the Company granted Siemens certain distribution rights to our CyberKnife Systems, (2) Siemens agreed to incorporate certain Accuray technology into certain of its linear accelerator ("linac") products, and (3) the Company created a research and development relationship with Siemens for the pursuit and implementation of other potential collaboration opportunities. Siemens terminated the Alliance Agreement effective December 23, 2011, thereby terminating the elements described in clauses (2) and (3) above. On December 26, 2011, Siemens and the Company entered into a distribution agreement pursuant to which Siemens has the right to distribute both CyberKnife and TomoTherapy Systems. The term of this agreement ends in March 2013. Sales to date under the Siemens Alliance Agreement and subsequent distribution agreement with Accuray have not been material.

        In April 2012, Siemens and Varian Medical Systems, Inc. ("Varian") announced that they had entered into a strategic global partnership involving mutual marketing and representation of products for imaging and treatment in the global radiation oncology business, the development of software interfaces between Siemens and Varian treatment systems and potential joint development of new products. Given this announcement, the Company anticipates that Siemens will distribute few, if any, CyberKnife or TomoTherapy Systems during the remaining term of its distribution agreement.

4. Financial Instruments

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

        At June 30, 2012, the Company held money market funds totaling $40.1 million, which are included in cash equivalents on the consolidated balance sheet. These money market funds are measured on a recurring basis using Level 1 inputs.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

        The fair value of the 3.75% Convertible Senior Notes due August 1, 2016 (the "Convertible Notes") was approximately $101.4 million at June 30, 2012 and is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company's underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available. Refer to "Note 14, Debt" for details.

5. Balance Sheet Components

Accounts receivable, net

        Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2012	2011
Accounts receivable	$69,285	$59,858
Unbilled fees and services	305	2,319

	69,590	62,177
Less: Allowance for doubtful accounts	(1,700)	(324)

Accounts receivable, net	$67,890	$61,853

  Financing receivables

        A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor's balance sheet. The Company's financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, was $2.5 million and nil at June 30, 2012 and 2011, respectively and are included in Other Assets in the consolidated balance sheet. There was no balance or activity in the allowance for doubtful financing receivable accounts as of or during the years ended June 30, 2012 and 2011.

Inventories

        Inventories consisted of the following (in thousands):

	June 30,
	2012	2011(1)
Raw materials	$42,951	$32,988
Work-in-process	16,932	28,216
Finished goods	21,810	36,632

Inventories	$81,693	$97,836

(1)
Prior year numbers have been reclassified to conform to current year classification and presentation.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Balance Sheet Components (Continued)

Property and Equipment, net

        Property and equipment consisted of the following (in thousands):

	June 30,
	2012	2011
Furniture and fixtures	$5,921	$5,317
Computer and office equipment	9,126	8,280
Software	9,429	8,107
Leasehold improvements	16,065	15,386
Machinery and equipment	33,493	33,692
Shared ownership systems	4,979	4,923
Construction in progress	3,787	602

	82,800	76,307
Less: Accumulated depreciation and amortization	(45,342)	(31,484)

Property and equipment, net	$37,458	$44,823

        Depreciation and amortization expense related to property and equipment for the years ended June 30, 2012, 2011 and 2010 was $16.4 million, $6.4 million and $6.8 million, respectively. Accumulated depreciation related to the CyberKnife and TomoTherapy Systems attributable to the shared ownership program at June 30, 2012 and 2011 was $1.3 million and $2.1 million, respectively.

6. Investment

  Morphormics

        In 2008, the Company purchased 120,000 shares of Morphormics Series C Preferred Stock at $12.50 per share, for a total purchase price of $1.5 million. The investment is carried at zero value as of June 30, 2012 and 2011. See Note 18, Subsequent Events, for further details.

7. Goodwill and Intangible Assets

Goodwill

        Goodwill as of June 30, 2012 and 2011 and changes in the carrying amount of goodwill for the respective periods are as follows (in thousands):

	Year Ended June 30, 2012	Year Ended June 30, 2011
Balance at the beginning of the period	$54,474	$4,495
Addition related to acquisition	—	49,979
Adjustments related to prior year acquisition(1)	4,741	—

Balance at the end of the period	$59,215	$54,474

(1)
Primarily represents liabilities related to the TomoTherapy acquisition.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets (Continued)

Intangible Assets

        The Company's intangible assets associated with completed acquisitions at June 30, 2012 and 2011 are as follows: (in thousands):

		June 30, 2012			June 30, 2011
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Developed technology	6.0	$43,455	$(9,161)	$34,294	$43,455	$(2,069)	$41,386
Backlog	1.25	10,500	(8,867)	1,633	10,500	(467)	10,033
Distributor license	2.5	1,860	(768)	1,092	1,860	(40)	1,820
In-process research and development (CPAC)	Indefinite	12,800	—	12,800	12,800	—	12,800

		$68,615	$(18,796)	$49,819	$68,615	$(2,576)	$66,039

        During the year ended June 30, 2011, the Company recorded additions to intangible assets of $66.8 million related to the acquisition of TomoTherapy. See Note 12, Acquisition, for additional information on the acquisition of TomoTherapy. Amortization expense related to intangible assets was $16.2 million, $1.2 million and $0.3 million for the years ended June 30, 2012, 2011 and 2010, respectively. During the years ended June 30, 2012, 2011 and 2010, the Company did not record any impairment charges as a result of its analysis of its intangible assets.

        The estimated future amortization expense of purchased intangible assets, excluding in-process research and development, as of June 30, 2012, is as follows (in thousands):

Year Ending June 30,	Amount
2013	$9,306
2014	7,298
2015	6,933
2016	6,933
2017	6,549

$37,019

8. Commitments and Contingencies

Operating Lease Agreements and Long-term Debt

        The Company leases office and manufacturing space under non-cancelable operating leases with various expiration dates through December 2018. Rent expense, including common area maintenance, was $7.1 million, $4.8 million and $5.2 million for the years ended June 30, 2012, 2011 and 2010, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

        The Company is required to make semi-annual interest payments on the Convertible Notes. See Note 14, Debt, for details.

        Future minimum lease payments under non-cancelable operating lease agreements and long-term principal and interest on the Convertible Note as of June 30, 2012 are as follows (in thousands):

Year Ending June 30,	Operating Leases	Long-term Debt(1)
2013	$8,021	$3,750
2014	7,245	3,750
2015	4,681	3,750
2016	2,272	3,750
2017	2,325	100,313
Thereafter	2,645	—

Total	$27,189	$115,313

(1)
These amounts represent principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on the Company's consolidated balance sheet. Any conversion, redemption or purchase of Convertible Notes would impact cash payments.

        The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers' agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has recorded no liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2012.

Royalty Agreements

        In March 2007, the Company entered into a license and royalty agreement with Deutsches Krebsforschungszentrum ("DKFZ"), a German cancer research center. Under this agreement, the Company has a non-exclusive license to use certain technology. The Company is obligated to pay DKFZ $12,500 for each CyberKnife System sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $50,000. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $0.1 million, $0.6 million and $0.6 million for the years ended June 30, 2012, 2011 and 2010, respectively. At June 30, 2012 and 2011, the Company accrued approximately $25,000 and $0.3 million, respectively, under this agreement and the amounts are included in other accrued liabilities in the accompanying consolidated balance sheets.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

        The Company, as a result of the acquisition of TomoTherapy, has a license and royalty agreement with RaySearch Laboratories AB, a Swedish provider of treatment planning software. Under this agreement, the Company has a non-exclusive license to use certain technology until September 2013. The Company is obligated to pay RaySearch $25,000 for each TomoTherapy System sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $750,000 for the remainder of the licensing term. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $0.7 million, $40,000 and nil for the years ended June 30, 2012, 2011 and 2010, respectively. At June 30, 2012 and 2011, the Company accrued approximately $0.6 million and $0.6 million, respectively, under this agreement and the amounts are included in other accrued liabilities in the accompanying consolidated balance sheets.

        The Company, as result of the acquisition of TomoTherapy, has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF's patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations, which are $0.3 million per year, or if the Company commits any breach of the license agreement's covenants. If the Company were to lose this license, it would be unable to produce or sell the TomoTherapy Systems. Royalty expense under this agreement recorded in cost of revenue or deferred cost of revenue was $1.0 million, nil and nil for the years ended June 30, 2012, 2011 and 2010, respectively. At June 30, 2012 and 2011, the Company accrued approximately $0.1 million and $0.3 million, respectively, under this agreement and the amounts are included in other accrued liabilities in the accompanying consolidated balance sheets.

Contingencies

        From time to time, the Company may become involved in litigation relating to claims arising during the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or future cash flows of the Company.

Software License Indemnity

        Under the terms of the Company's software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2012.

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

Accuray Securities Litigation

        On July 22, 2009, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. On August 7, 2009 and August 9, 2009, two securities class action complaints, both similar to the one filed on July 22, 2009, were filed against the same defendants in the same court. These three actions were consolidated. The consolidated complaint generally alleged that the Company and the individual defendants made false or misleading public statements regarding its operations and sought unspecified monetary damages and other relief. On August 31, 2010, the Court granted defendants' motion to dismiss the consolidated complaint and granted plaintiffs leave to file an amended complaint. On September 27, 2010, plaintiffs filed an amended complaint. The amended complaint named the Company and certain of its current and former officers and directors as defendants and generally alleged that the defendants made false or misleading public statements regarding its operations. The amended complaint sought unspecified monetary damages and other relief. Defendants filed a motion to dismiss the amended complaint. On April 28, 2011, the parties filed a stipulation of settlement with the court, providing for the settlement of the litigation for a payment of $13.5 million which was covered by insurance. The court preliminarily approved the settlement on June 10, 2011. A hearing on the terms of the settlement was held on September 1, 2011. On December 8, 2011, the Court issued its final judgment and order of dismissal with prejudice.

Litigation relating to the TomoTherapy Acquisition

        On March 11, 2011, a purported class action complaint was filed in the Circuit Court for the State of Wisconsin, Dane County, on behalf of a putative class of TomoTherapy shareholders and naming as defendants TomoTherapy and TomoTherapy's board of directors (prior to the acquisition of TomoTherapy by the Company). Thereafter, four additional complaints were filed in the same court on behalf of the same class and against the same defendants, and two such complaints also named the Company and Jaguar Acquisition, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"). On April 4, 2011, all five actions were consolidated. The complaints generally alleged that, in connection with the Company's then proposed merger transaction with TomoTherapy, TomoTherapy's board breached their fiduciary duties by, among other things, failing to maximize the value of TomoTherapy to its shareholders and purportedly agreeing to certain terms in the merger agreement, which were allegedly preclusive and onerous. The complaints further alleged that the Company and Merger Sub aided and abetted TomoTherapy's board of directors in their alleged breaches of fiduciary duties. The plaintiffs sought, among other things, an injunction barring consummation of the merger, rescission or recessionary damages, costs and attorney's fees. The Company and Merger Sub were dismissed from

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

the litigation without prejudice on April 19, 2011. The consolidated complaint against TomoTherapy and the former directors of TomoTherapy was dismissed with prejudice and without costs to either party on July 5, 2011.

Best Medical Trade Secret Litigation

        On September 3, 2009, Best Medical International, Inc. ("Best Medical") filed a lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical's confidential information and trade secrets. Best Medical is seeking monetary damages and other relief. The Company filed a motion for summary judgment on May 20, 2011, Best Medical filed its response on June 21, 2011, and the Company filed a response to their response on July 8, 2011. On October 25, 2011, the court granted summary judgment in favor of the Company on all counts. On November 21, 2011 Best Medical filed a notice of appeal, and the parties await a ruling by the appellate court. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

Best Medical Patent Litigation

        On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company has infringed U.S. Patent No. 5,596,619; a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. On December 2, 2010, the Court granted the Company's motion to dismiss, with leave to amend. On December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringed U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. The Court issued a Scheduling Order on May 12, 2011 appointing a special master for claim construction, and setting a claim construction hearing on January 10, 2012. Best Medical moved to voluntarily dismiss one of the two remaining patent claims on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent (U.S. Patent No. 6,038,283) at issue in the case. The Court held a claim construction hearing on May 16, 2012, and we await a ruling by the Court. Best Medical is seeking declaratory and injunctive relief, as well as unspecified compensatory and treble damages and other relief. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

Rotary Systems

        On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems' trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case in June 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

Radiation Stabilization Solutions Patent Litigation

        On September 15, 2011, Radiation Stabilization Solutions LLC ("Radiation Stabilization Solutions") filed a patent infringement complaint in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint, alleged the Company's sale of the TomoHD product induces infringement of or contributorily infringes U.S. Patent No. 6,118,848, or the '848 Patent, and sought unspecified monetary damages for the alleged infringement. The complaint also named Varian Medical Systems, Inc., BrainLab AG, BrainLab, Inc., Elekta AB and Elekta, Inc. as defendants, alleging that certain of their products also infringe the '848 patent. On October 27, 2011, the Court dismissed the complaint without prejudice because non-resident defendants had been improperly named in the complaint.

        On October 28, 2011, Radiation Stabilization Solutions filed a new complaint against the Company and a customer of the Company in the United States District Court for the Northern District of Illinois, Eastern Division. The new complaint repeats the original complaint's allegations against the Company and seeks unspecified monetary damages for the alleged infringement. The complaint further alleges that the customer directly and indirectly infringes the '848 patent, and seeks unspecified monetary damages for the alleged infringement. Radiation Stabilization Solutions also filed individual suits against each of Varian and Elekta and several of their respective customers. Radiation Stabilization Solutions served the complaint on Accuray and its customer on December 7, 2011. On January 30, 2012 the Company filed a motion to dismiss the complaint, and the Court heard oral argument for the motion on June 29, 2012. The parties await a ruling by the Court. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

9. Stockholders' Equity

        In August 2007, the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the Company to repurchase shares of its common stock. Under the plan, the Company had the ability to acquire up to $25.0 million of common shares in the open market over a period of one year. The stock repurchase plan expired in August 2008 and was not renewed by the Board of Directors. During the year ended June 30, 2012, the Company retired 2,140,018 shares of

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

its common stock that had been repurchased in prior years. At June 30, 2012, the Company has reserved approximately 13.2 million shares of its authorized common stock for future issuance to the 3.75% Convertible Senior Note-holders, while 14.7 million shares of authorized common stock are reserved for issuance under the share-based compensation plans and the employee stock purchase plan.

Stock Options, Restricted Stock Units, Performance Stock Units and Restricted Stock Awards

        At June 30, 2012, the Company has one active share-based compensation plan, the 2007 Incentive Award Plan (the '2007 Plan'). Options may be granted to employees, directors and non-employee consultants to purchase shares of the Company's common stock. Additionally, the Company grants Restricted Stock Units, or RSUs, and Performance Stock Units, or PSUs, to employees that entitle the holder to receive shares of common stock as the awards vest.

        Under the 2007 Plan, the Company may issue up to 10.5 million shares, of which 2.3 million were available for future issuances as of June 30, 2012. As of June 30, 2012, the 1993 Plan and the 1998 Plan continued to remain in effect along with the 2007 Plan; however, options can no longer be granted from the 1993 and 1998 Plans, and all options which expire or are forfeited will be retired from the pool.

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

        In connection with the Company's acquisition of TomoTherapy, the Company assumed 1,539,255 outstanding stock options and 429,591 RSAs under TomoTherapy's stock plans. The remaining vesting term, remaining contractual term range and exercise price range for the assumed stock options is 0 years, 0.1 to 3.4 years and $0.48 to $44.24, respectively. The remaining vesting term for the RSAs is 1.2 years.

        As of June 30, 2012, there was approximately $4.5 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted average period of 1.9 years. As of June 30, 2012, there was approximately $5.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years. As of June 30, 2012, there was approximately $0.5 million of unrecognized compensation cost related to RSAs, which is expected to be recognized over a weighted-average period of 1.2 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        The Company uses the Black-Scholes option pricing model for determining the fair value of option grants. During the years ended June 30, 2012, 2011 and 2010, the following weighted average assumptions were used:

	Years Ended June 30,
	2012	2011	2010
Risk-free interest rate	0.85% - 1.72%	1.88% - 2.44%	2.11% - 3.04%
Dividend yield	—	—	—
Expected life	6.25	6.25	6.25
Expected volatility	52.0% - 52.9%	52.8% - 54.9%	56.6% - 64.7%

        The following table summarizes the share-based compensation charges included in the Company's consolidated statements of operations (in thousands):

	Years ended June 30,
	2012	2011	2010
Cost of revenue	$1,672	$1,312	$1,721
Selling and marketing	729	695	1,433
Research and development	2,340	2,922	2,850
General and administrative	3,717	8,436	4,642

	$8,458	$13,365	$10,646

        During the years ended June 30, 2011, the Company recognized $4.4 million of share-based compensation expense related to accelerated vesting of stock options, RSUs and RSAs in conjunction with employee separation costs. No such expenses were recognized during the year ended June 30, 2012 and 2010. At June 30, 2012 and 2011, $0.4 million and $0.3 million, respectively, of capitalized share-based compensation costs were included as components of inventory.

        The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the fair value of the Company's common stock on June 30, 2012 of $6.82 and the exercise price of the options) that would have been received by option holders if all options exercisable had been exercised on June 30, 2012. The total intrinsic value of options exercised in the years ended June 30, 2012, 2011, and 2010 was approximately $2.9 million, $6.1 million and $6.6 million, respectively. The total fair value of shares vested during the years ended June 30, 2012, 2011 and 2010 was $2.8 million, $3.4 million and $1.1 million, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        Option activity during the year ended June 30, 2012 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2011	8,336,220	$7.39	5.13	$19,131
Options granted	1,399,424	$4.53
Options exercised	(746,441)	$2.50
Options forfeited/expired	(1,116,603)	$9.79

Balance at June 30, 2012	7,872,600	$7.00	5.57	$12,359

Vested or Expected to vest at June 30, 2012	7,871,741	$7.00	5.57	$12,359

Exercisable at June 30, 2012	5,816,292	$7.57	4.46	$9,242

        During the years ended June 30, 2012, 2011 and 2010, the Company recognized $3.5 million, $4.7 million and $6.6 million, respectively, of share-based compensation expense for stock options granted to employees. The weighted average fair value of options granted was $2.30, $3.91 and $3.45 per share for the years ended June 30, 2012, 2011 and 2010, respectively.

        Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits for the years ended June 30, 2012, 2011 and 2010 were nil, nil and $0.4 million, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        Combined activity under the share based compensation plans were as follows:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Number of RSUs/PSUs Outstanding	Weighted Average Grant Date Fair Value
Balance at June 30, 2009	2,645,757	8,455,316	$5.70	519,609	$18.15
Additional shares reserved	1,500,000	—
Expirations	(325,120)	—
Grants	(1,686,498)	1,498,740	$6.09	187,758	$6.12
Forfeitures or cancellations	904,502	(831,716)	$9.86	(72,786)	$18.92
Exercises or releases	—	(1,313,749)	$1.55	(170,395)	$6.32

Balance at June 30, 2010	3,038,641	7,808,591	$6.03	464,186	$12.52
Additional shares reserved	1,500,000	—		—
Expirations	(151,042)	—		—
Grants	(1,389,949)	914,770	$7.30	475,179	$6.77
Options assumed	—	1,539,255	$10.41	—	$—
Forfeitures or cancellations	602,945	(529,711)	$8.60	(79,180)	$9.85
Exercises or releases	—	(1,396,685)	$2.58	(201,992)	$7.57

Balance at June 30, 2011	3,600,595	8,336,220	$7.39	658,193	$6.97

Additional shares reserved	1,500,000	—		—
Expirations	—	—		—
Grants	(3,400,449)	1,399,424	$4.53	2,001,025	$4.53
Forfeitures or cancellations	617,864	(1,116,603)	$9.79	(259,107)	$5.67
Exercises or releases	—	(746,441)	$2.50	(302,476)	$4.47

Balance at June 30, 2012	2,318,010	7,872,600	$7.00	2,097,635	$5.16

Vested during year ended June 30, 2012				296,905	$4.47
Non-vested at June 30, 2011				652,622	$6.97
Non-vested at June 30, 2012				2,097,635	$5.16

        Under the 2007 Plan, the Company issued RSUs to employees and recognized $2.5 million, $2.9 million and $3.0 million of share-based compensation expense, net of estimated forfeitures, during the years ended June 30, 2012, 2011 and 2010, at a weighted average grant date fair value of $4.53, $6.77 and $6.12 per share, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        The activity under the RSA Plan was as follows:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value
Balance at June 30, 2011	190,522	$7.39
Grants	—	$—
Forfeitures	(10,804)	$7.39
Releases	(147,290)	$7.39

Balance at June 30, 2012	32,428	$7.39

        The Company recognized $1.4 million and $5.0 million of share-based compensation expense during the years ended June 30, 2012 and 2011, respectively, for RSAs assumed in connection with the acquisition of TomoTherapy.

Employee Stock Purchase Plan

        Under the Company's 2007 Employee Stock Purchase Plan ("ESPP"), qualified employees are permitted to purchase the Company's common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the fair market value on the specified purchase date. The ESPP is deemed compensatory and compensation costs are accounted for under ASC 718, Stock Compensation. The maximum number of shares authorized for sale under the ESPP is 1.2 million.

        Employees' payroll deductions may not exceed 10% of their salaries. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

        The estimated fair value of ESPP shares was determined at the date of grant using the Black-Scholes option pricing model. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of six months was based upon the offering period of the ESPP. The risk-free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period. For the years ended June 30, 2012, 2011 and 2010, the Company recognized $1.1 million, $0.8 million and $0.8 million, respectively, of compensation expense related to its ESPP. The weighted average assumptions were as follows:

	Years Ended June 30,
	2012	2011	2010
Risk-free interest rate	0.05% - 0.12%	0.11% - 0.23%	0.15% - 0.29%
Dividend yield	—	—	—
Expected life	0.50	0.50	0.50
Expected volatility	33.6% - 50.6%	33.6% - 56.7%	56.7% - 78.3%

        As of June 30, 2012, there was approximately $0.6 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted average period of 0.4 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

The weighted average fair value of ESPP shares was $1.80, $2.03 and $2.21 per share for the years ended June 30, 2012, 2011 and 2010, respectively.

Performance-Based Awards

        During fiscal 2012, the Compensation Committee of the Board of Directors of the Company approved the granting of Performance-Based Stock Units ("PSUs") to employees of the Company which vest only upon meeting certain financial performance criteria during the performance period commencing on the first day of the Company's 2012 fiscal year and ending on the last day of the Company's 2013 fiscal year. If the PSUs do not become vested as a result of the Company's performance during the performance period, all PSUs are automatically forfeited by the participants effective as of the last day of the performance period. During the year ended June 30, 2012, approximately 1.0 million PSUs have been granted to employees valued at approximately $3.9 million which was based on the fair value of the Company's common stock on the grant date and will be recognized over the requisite performance period based on management's assessment of the probability of achieving the performance criteria. Approximately 0.9 million PSUs are outstanding as of June 30, 2012.

        As of June 30, 2012, management assessed that it was not probable that the performance criteria would be met during the performance period and accordingly, no compensation cost has been recognized for the PSUs during the year ended June 30, 2012. If in a future period management revises its assessment and concludes that it is probable that the performance criteria will be met, the Company will record a cumulative catch up compensation charge for the PSUs in that period. Remaining compensation charges would be recognized ratably over the remaining performance period.

10. Income Taxes

        Income (loss) before provision for (benefit from) income taxes on the accompanying statements of operations included the following components (in thousands):

	Years Ended June 30,
	2012	2011	2010
Domestic	$(82,494)	$(28,621)	$1,169
Foreign	6,636	2,626	1,668

Total worldwide	(75,858)	(25,995)	2,837

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2012	2011	2010
Current:
Federal	$—	$—	$(876)
State	(7)	114	265
Foreign	2,107	939	724

Total current	2,100	1,053	113
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	495	63	(117)

Total deferred	495	63	(117)

Total provision for (benefit from) income taxes	$2,595	$1,116	$(4)

        Income tax payable was $1.1 million and $0.4 million at June 30, 2012 and 2011 respectively. A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Years Ended June 30,
	2012	2011	2010
U.S. federal taxes (benefit):
At federal statutory rate	$(26,551)	$(8,961)	$993
State tax, net of federal benefit	(7)	114	265
Stock-based compensation expense	3,645	33	389
Change in valuation allowance	24,796	8,883	(32)
Credits	(846)	(1,373)	(877)
Federal alternative minimum tax	—	—	(873)
Meals and entertainment	335	214	178
Acquisition costs	89	2,451	—
Other	818	(251)	(71)
Foreign taxes	316	6	24

Total	$2,595	$1,116	$(4)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

purposes. Significant components of the Company's net deferred tax assets at June 30, 2012 and 2011 were as follows (in thousands):

	June 30,
	2012	2011
Deferred tax assets:
Federal and state net operating losses	$80,834	$46,110
Accrued vacation	1,973	2,184
Accrued bonus	—	2,315
Deferred revenue	1,125	13,981
Deferred rent	1,165	1,355
Credits	13,985	12,500
Share-based compensation expense	13,103	15,007
Reserves not deductible for tax purposes	4,085	9,678
Unicap	1,347	1,818
Other	689	1,642

Total deferred tax assets	118,306	106,590
Deferred tax liabilities:
Fixed assets/intangibles	(15,198)	(21,629)
Foreign currency differences	(594)	(3,034)

Total deferred tax liabilities	(15,792)	(24,663)
Valuation allowance	(102,142)	(81,800)

Net deferred tax assets	$372	$127

        The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of June 30, 2012 was $6.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

        As of June 30, 2012, the Company had approximately $209.0 million and $43.0 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2019 for federal and 2015 for state purposes. Such net operating loss carryforwards includes excess tax benefits from employee stock option exercises which, in accordance with guidance for income tax accounting, have not been recorded within the Company's deferred tax asset balances. The Company will record approximately $5.5 million as a credit to additional paid-in capital as and when such excess benefits are ultimately realized.

        In addition, as of June 30, 2012, the Company had federal and state research and development tax credits of approximately $13.5 million and $13.1 million, respectively. The federal research credits will begin to expire in 2025, the California research credits have no expiration date, and the other state research credits will begin to expire in 2013.

        Utilization of the Company's net operating loss and credit carryforwards is subject to annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Code and similar state provisions. The acquisition of TomoTherapy and the resulting Section 382 limitation should not result in the expiration of net operating losses or credits due to the Section 382 limitation.

        Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against its domestic and certain foreign net deferred tax assets due to the uncertainty surrounding the realization of such assets.

        The aggregate changes in the balance of gross unrecognized tax benefits were as follows at June 30, 2012, 2011, and 2010 (in thousands):

	Years Ended June 30,
	2012	2011	2010
Balance at beginning of year	$14,158	$3,669	$3,364
Tax positions related to current year:
Additions	1,129	10,468	347
Tax positions related to prior years:
Additions	40	58	6
Reductions	(180)	(37)	(48)

Balance at end of year	$15,147	$14,158	$3,669

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company anticipates that except for $0.3 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2012, the amount of gross unrecognized tax benefits was $15.1 million of which $2.5 million would affect the Company's effective tax rate if realized.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2012 and 2011, respectively, the Company had approximately $0.6 million and $0.4 million of accrued interest and penalties related to uncertain tax positions.

        The Company files income tax returns in the United States federal, various states and foreign jurisdictions. Due to attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 1999 and forward. The statute of limitations for Accuray France and Accuray Japan remain open from 2008 and 2011, respectively. For legacy TomoTherapy foreign entities, the statute of limitations in most foreign jurisdictions remain open from 2008, with the exception of TomoTherapy China which remains open from 2011.

        The Company is also subject to the periodic examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases we have received additional tax assessments. Currently, certain tax years are under audit by the relevant tax authorities, including an examination of our U.S. federal tax returns for the calendar year 2009 for TomoTherapy Incorporated and an examination in France for fiscal years 2009 through 2011. Both audits are in the information gathering stage.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Other Income (Expense), Net

        For the years ended June 30, 2012, 2011 and 2010, other income (expense), net consisted of the following (in thousands):

	Years Ended June 30,
	2012	2011	2010
Interest income	$360	$543	$1,813
Foreign currrency transaction gain	—	2,193	—
Realized gain on investments	—	27	318
Other	170	69	270

Total interest and other income	530	2,832	2,401

Interest expense on convertible notes	(7,397)	—	—
Other interest expenses	(414)	(23)	(32)
Foreign currrency transaction loss	(4,386)	—	(1,920)
Loss on asset disposition	(296)	(254)	(195)
State sales, use and local taxes	(877)	(267)	(226)
Fines and penalties	(31)	—	(27)

Total interest and other expense	(13,401)	(544)	(2,400)

Total other income (expense), net	$(12,871)	$2,288	$1

12. Acquisition

Fiscal year 2011

        On June 10, 2011, the Company completed the acquisition of TomoTherapy by acquiring all of TomoTherapy's common stock in exchange for cash and shares of Accuray common stock. TomoTherapy is a creator of advanced radiation therapy solutions for cancer care. The objective of the acquisition is to create a company that can provide patients with radiation treatments tailored to their specific needs, from high-precision radiosurgery to image-guided, intensity-modulated radiation therapy. The Company has included the financial results of TomoTherapy in its consolidated financial statements from the date of acquisition. TomoTherapy's revenues and net loss from the acquisition date through June 30, 2011 were $11.1 million and $20.6 million, respectively.

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

Risk Free Rate	0.10% - 1.36%
Dividend Yield	0%
Expected Life	0.44 - 4.44
Volatility	34% - 56%

        The fair value of the stock options assumed was attributed to purchase price and post-transaction compensation expense based on the ratio of the past service period to the total service period for each award.

        The fair value of the RSA's assumed was based on a combination of the per share price of Accuray's common stock on the date of acquisition and $3.15 for each pre-adjusted RSA. The fair value of the RSA's assumed was attributed to purchase price and post-transaction compensation expense based on the ratio of the past service period to the total service period for each award.

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

        The Company has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach, which included an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. The goodwill of $50.0 million represents the value that is expected from combining TomoTherapy with Accuray to provide customers with a broader range of product offerings and generate greater opportunity for service revenue and for replacement business over time to customers who have purchased these best-in-class technologies. No amount of goodwill is expected to be deductible for tax purposes.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Acquisition (Continued)

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

13. Investment in CPAC

        In April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. As its initial investment in CPAC, TomoTherapy contributed intellectual property with a fair market value of approximately $1.9 million. Since then, CPAC has raised additional funds from TomoTherapy, the Company and other investors through the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Investment in CPAC (Continued)

sale of stock and issuance of promissory notes. As of June 30, 2012, the Company and its wholly owned subsidiary, TomoTherapy, together own approximately 15.4% of the outstanding stock of CPAC and approximately 16.3% on a fully diluted basis. Although TomoTherapy's and the Company's combined ownership in CPAC is less than 50%, the Company includes CPAC in its consolidated financial statements because the Company and TomoTherapy are the primary beneficiaries of CPAC (a variable interest entity, or VIE). The Company and TomoTherapy were involved in the design of CPAC, from which CPAC cannot depart due to restrictions that are part of its financing arrangements. The Company also provided intellectual property, which is the basis of CPAC and also holds influence over the VIE through representation on CPAC's board of directors. Further, the Company has an option to either acquire CPAC or enter into a distribution arrangement for the technology developed by CPAC as further described below. CPAC's outside stockholders' interests are shown in the Company's consolidated financial statements as "Non-controlling interest." The liabilities of the VIE do not represent additional claims on the Company's general assets; rather they represent claims against the specific assets of the VIE. Likewise, the assets of the VIE consolidated by the Company do not represent additional assets available to satisfy claims against the Company's general assets. The creditors of the VIE do not have recourse to the Company. Total assets and liabilities of CPAC were $15.0 million and $0.6 million, respectively, as of June 30, 2012 and $16.0 million and $1.6 million, respectively, as of June 30, 2011, which are included within the Company's consolidated balance sheets. The largest component of CPAC assets as of June 30, 2012 and 2011 is its in-process research and development intangible asset valued at $12.8 million. See Note 7, Goodwill and Intangible Assets for details.

        From December 2010 through March 2012, the Company, TomoTherapy and certain other CPAC investors purchased convertible promissory notes from CPAC. Total consideration for the notes that the Company and TomoTherapy purchased was $1.2 million. Under the terms of the December 2010 notes, TomoTherapy received warrants for 1,386,981 common shares of CPAC. Other participating investors also purchased $3.3 million of the convertible notes which were included in "other accrued liabilities" in the Company's consolidated balance sheets prior to their conversion to equity in April 2012. The other investors also received warrants under the terms of the December 2010 notes for an aggregate of 1,386,983 shares of CPAC, which were equity classified. The notes bore interest at 12% and were convertible based on a per share conversion price as defined in the notes. The CPAC warrants described above are exercisable through November 2020 at an exercise price of $0.57 per CPAC common share. At June 30, 2012, none of these warrants had been exercised.

        On March 9, 2011, TomoTherapy entered into a revolving promissory note with CPAC. On May 10, 2011, the revolving note was amended to increase the maximum amount available to borrow to $1.9 million. As of June 30, 2012, $2.2 million of principal and accrued interest was outstanding under the revolving note. The revolving note bears interest at 12% per annum compounded quarterly. This note and related interest is eliminated in consolidation.

        On April 20, 2012, the Company entered into various transactions with CPAC and its other stockholders pursuant to which the Company invested $1.1 million and agreed, under certain circumstances, to invest up to an additional $0.7 million in exchange for preferred stock of CPAC and warrants to purchase common stock. The Company (including TomoTherapy) also converted the outstanding principal and accrued interest on its convertible promissory notes, amounting to $1.3 million, into preferred stock. The other note holders also converted their outstanding principal and accrued interest, amounting to $3.6 million into preferred stock. Certain other investors also

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Investment in CPAC (Continued)

participated in the financing. In connection with such transactions, the Company received warrants for 338,839 common shares of CPAC. These warrants are exercisable through April 2017 at an exercise price of $0.8725 per CPAC common share. At June 30, 2012, none of these warrants had been exercised.

        The $1.9 million principal amount revolving promissory note remains outstanding but its maturity date was extended from December 31, 2011 to December 31, 2012 as part of the April 2012 transaction. The Company can convert all or any part of the revolving note into preferred stock of CPAC at any time until September 30, 2012. If the second closing of the preferred stock financing occurs, then the Company will be obligated to convert the revolving note to the extent such conversion will not result in the Company owning more than 19.0% of CPAC. If any portion of the revolving note remains outstanding following the second closing, the note will be amended to change the maturity date to December 31, 2015 and to decrease the interest rate from 12% per annum to 8% per annum compounded quarterly.

        In connection with the April 2012 transactions, the Company modified the option it previously held to purchase a portion of the CPAC stock held by other CPAC investors. The Company now has the option, upon the occurrence of certain events, to elect to either acquire CPAC at the then-determined fair value or enter into a non-exclusive supply and distribution agreement for CPAC's compact proton therapy products. The triggers for the option becoming exercisable include CPAC achieving certain technical milestones or the CPAC board approving a proposal for the acquisition of CPAC.

        The Company and CPAC also amended certain licensing relationships for the DWA technology by and between the Company, CPAC and Lawrence Livermore National Security, LLC ("LLNS") and terminated a previous arrangement pursuant to which the Company had provided CPAC with certain accounting and back office support and management services.

14. Debt

        On August 1, 2011, the Company issued $100 million aggregate principal amount of 3.75% Convertible Senior Notes due August 1, 2016 (the "Convertible Notes") to certain qualified institutional buyers or QIBs. The Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchaser's discount and commission and the related offering costs, were approximately $96.1 million. The offering costs and the initial purchaser's discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The Convertible Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

        The Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the Convertible Notes may convert their Convertible Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date. Prior to May 1, 2016, holders of the Convertible Notes may convert their Convertible Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

14. Debt (Continued)

closing sale price of the Company's common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the "Note Measurement Period") in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company's common stock and the applicable conversion rate for such trading day; (3) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the Convertible Notes, the Company will have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company's election. At any time on or prior to the 33rd business day immediately preceding the maturity date, the Company may irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company's conversion obligation or (b) pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The initial conversion rate will be 105.5548 shares of the Company's common stock per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of approximately $9.47 per share of the Company's common stock). The conversion rate, and thus the conversion price, will be subject to adjustment as further described below.

        Holders of the Convertible Notes who convert their Convertible Notes in connection with a "make-whole fundamental change", as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, as defined in the Indenture, holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

        On or after August 1, 2014 and prior to the maturity date, the Company may redeem for cash all or a portion of the Convertible Notes if the closing sale price of its common stock exceeds 130% of the applicable conversion price (the initial conversion price is approximately $9.47 per share of common stock) of such Convertible Notes for at least 20 trading days during any consecutive 30 trading-day period (including the last trading day of such period).

        In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the Convertible Notes. The principal amount of the liability component of the Convertible Notes was $75.9 million as of date of issuance based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser's discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component will be accreted to the principal amount of the Convertible Notes using the effective interest method over five years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

14. Debt (Continued)

        The following table presents the carrying value of the Convertible Notes as of June 30, 2012 (in thousands):

Carrying amount of the equity conversion component	$23,189

Principal amount of the Convertible Notes	$100,000
Unamortized debt discount(1)	(20,534)

Net carrying amount	$79,466

(1)
As of June 30, 2012, the remaining period over which the unamortized debt discount will be amortized is 49 months.

        A summary of interest expense and effective interest rate on the liability component related to the Convertible Notes for the year ended June 30, 2012 is as follows (in thousands):

Year ended June 30, 2012
Effective interest rate	10.0%
Interest expense related to contractual interest coupon	$3,438
Interest expense related to amortization of debt discount	3,596

Total interest expense recognized	$7,034

15. Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $1.7 million, $0.7 million and $0.7 million to the 401(k) Plan during the years ended June 30, 2012, 2011 and 2010, respectively.

16. Restructuring Charges

        In the second quarter of fiscal 2012, the Company implemented a Workforce Re-alignment Program ("WFA") which affected approximately 51 full-time positions across the organization. The WFA was designed to position the workforce more appropriately for the Company's growth strategy and to help achieve cost synergies associated with the acquisition of TomoTherapy during fiscal 2011. The Company originally estimated the total restructuring-related charges associated with the WFA to be approximately $1.7 million in cash related to employee severance pay and related expenses. The WFA program has been completed by the end of the fourth quarter of fiscal 2012 and the Company reduced its global workforce under this program by 51 full-time employees and recorded $1.9 million in charges for severance and related benefits, which has been paid as of June 30, 2012. Restructuring charges are reflected within the respective operating expenses in the consolidated statements of operations.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Financial Data (unaudited)

	Quarters ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net revenue	$100,451	$106,423	$101,816	$100,533
Gross profit	$24,428	$40,243	$36,111	$36,490
Net loss	$(28,083)	$(12,191)	$(16,533)	$(21,646)
Net loss attributable to stockholders	$(26,510)	$(10,387)	$(14,881)	$(20,264)
Basic net loss per share attributable to stockholders	$(0.38)	$(0.15)	$(0.21)	$(0.28)
Diluted net loss per share attributable to stockholders	$(0.38)	$(0.15)	$(0.21)	$(0.28)
Shares used in basic per share calculation	70,263	70,698	71,120	71,473
Shares used in diluted per share calculation	70,263	70,698	71,120	71,473

	Quarters ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Net revenue	$38,068	$54,246	$54,747	$75,223
Gross profit	$18,237	$29,466	$27,313	$32,226
Net income (loss)	$(4,640)	$4,098	$(1,160)	$(25,409)
Net income (loss) attributable to stockholders	$(4,640)	$4,098	$(1,160)	$(24,980)
Basic net (loss) per share attributable to stockholders	$(0.08)	$0.07	$(0.02)	$(0.40)
Diluted net (loss) per share attributable to stockholders	$(0.08)	$0.07	$(0.02)	$(0.40)
Shares used in basic per share calculation	58,667	59,282	59,960	62,451
Shares used in diluted per share calculation	58,667	61,376	59,960	62,451

18. Subsequent Events

Acquisition of Morphormics, Inc.

        On July 15, 2012, the Company acquired all of the remaining outstanding equity of Morphormics, Inc. that it did not previously own for a cash payment of approximately $5.7 million. Morphormics is a privately-held developer of medical imaging software. This acquisition will enable the Company to extend auto-contouring capabilities for both the CyberKnife and TomoTherapy systems to improve disease specific workflows. The purchase price is primarily attributable to developed technology which is expected to be amortized over 5 years. Given the proximity of this acquisition, the initial accounting for the business combination was incomplete at the time the financial statements were issued.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management's Report on Internal Control over Financial Reporting

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

        Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2012, based upon the framework in "Internal Control—Integrated Framework".

        Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2012.

  Previously Reported Material Weakness

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. It was determined that a material weakness existed in our internal controls over financial reporting relating to our accounting for significant and non-routine transactions, as previously reported in our Quarterly Report on Form 10-Q for the fiscal quarters ended September 30, 2011, December 31, 2011, and March 31, 2012, and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

        During the year ended June 30, 2012, we took the following corrective actions to remediate the previously reported material weakness in internal control over financial reporting:

  •
  We hired several finance personnel which has provided us with the appropriate resources and technical skills to ensure that the period-end financial close and reporting processes are completed in an adequate and reliable manner.

  •
  We implemented a practice, pursuant to which we have consulted with, and will continue to consult with external subject matter experts as necessary prior to execution of any significant, non-routine transactions in order to validate the accounting approach to be taken with respect to such transactions.

        As a result of the implementation of these remediation measures, management determined that the material weakness described above was successfully remediated and no longer existed as of June 30, 2012.

(c)   Changes in Internal Control over Financial Reporting

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, and has concluded that, except for the remediation of the previously reported material weakness discussed above, there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION

        Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Accuray Incorporated

        We have audited Accuray Incorporated's (a Delaware Corporation) and subsidiaries' (the "Company") internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Accuray Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Accuray Incorporated and subsidiaries as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2012.

/s/ GRANT THORNTON LLP

San Jose, California
September 7, 2012

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

        The information in our 2012 Proxy Statement regarding Directors and Executive officers appearing under the headings "Proposal One—Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        In addition, the information in our 2012 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

        The information in our 2012 Proxy Statement appearing under the headings "Executive Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Non-Employee Directors" and "Compensation Committee Interlocks and Insider Information" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2012 Proxy Statement appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2012 Proxy Statement appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2012 Proxy Statement appearing under the headings "Proposal Four—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Four—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
We have the filed the following documents as part of this report:

1.
Consolidated Financial Statements (as set forth in Item 8)

  2.
  Financial Statement Schedule

 SCHEDULE II
Valuation and Qualifying Accounts

	Beginning Balance	Additions (Deductions)	Write-offs	Ending Balance
Accounts receivable allowances
Year ended June 30, 2010	$484	$(358)	$(11)	$115
Year ended June 30, 2011	$115	$239	$(30)	$324
Year ended June 30, 2012	$324	$1,392	$(16)	$1,700

	Beginning Balance	Increase Due to Acquisition	Additions	Deductions	Ending Balance
Accrued warranty
Year ended June 30, 2011	$—	$7,600	$—	$(805)	$6,795
Year ended June 30, 2012	$6,795	$—	$48	$(6,095)	$748

        All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

  3.
  Exhibits

        The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith

2.1	Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.	ARAY	S-1/A	333-138622	2.1	02/07/2007

2.2	Agreement and Plan of Merger, dated March 6, 2011, among Registrant, Jaguar Acquisition, Inc. and TomoTherapy Incorporated.	ARAY	8-K	001-33301	2.1	03/07/2011

3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	10-Q	001-33301	3.1	11/08/2010

3.2	Amended and Restated Bylaws of Registrant.	ARAY	8-K	001-33301	3.1	08/29/2011

4.2	Investors' Rights Agreement dated October 30, 2006 by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock.	ARAY	S-1	333-138622	4.2	11/13/2006

4.3	Form of Common Stock Certificate.	ARAY	S-1/A	333-138622	4.3	02/05/2007

10.1	Industrial Complex Lease dated July 14, 2003 by and between Registrant and MP Caribbean, Inc., as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S-1	333-138622	10.1	11/13/2006

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit		Filing Date	Furnished or Filed Herewith
10.1	(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10-K	001-33301	10.1	(a)	09/04/2007

10.2		Fourth Amendment to Industrial Complex Lease, dated September 18, 2007, by and between the Registrant and BRCP Caribbean Portfolio, LLC.	ARAY	10-Q	001-33301	10.3		02/04/2010

10.3		Fifth Amendment to Industrial Complex Lease, dated April 1, 2008, by and between the Registrant and BRCP Caribbean Portfolio, LLC.	ARAY	10-Q	001-33301	10.4		02/04/2010

10.4		Sixth Amendment to Industrial Complex Lease, dated December 18, 2009, by and between the Registrant and I & G Caribbean, Inc.	ARAY	10-Q	001-33301	10.5		02/04/2010

10.5		Standard Industrial Lease effective as of June 30, 2005 by and between Registrant and The Realty Associates Fund III, L.P.	ARAY	S-1	333-138622	10.2		11/13/2006

10.6	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.3		11/13/2006

10.7	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.4		11/13/2006

10.8	*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10-K	001-3330110.8	10.8		09/19/2011

10.9	*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.	ARAY	S-1/A	333-138622	10.6		01/16/2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.10	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10-Q	001-33301	10.7	05/10/2011

10.11	*	Amended and Restated Employment Terms Letter dated September 29, 2011 by and between Registrant and Euan S. Thomson, Ph.D.	ARAY	10-Q	001-33301	10.4	11/08/2011

10.12	*	Amended and Restated Employment Terms Letter dated February 2, 2011 by and between Registrant and Chris A. Raanes.	ARAY	10-Q	001-33301	10.2	05/10/2011

10.13	*	Amendment to Employment Terms Letter Agreement by and between Registrant and Chris Raanes, effective July 25, 2011.	ARAY	10-Q	001-33301	10.3	11/08/2011

10.14	*	Employment Terms Letter dated January 7, 2011 by and between Registrant and Eric Pauwels.	ARAY	10-Q	001-33301	10.6	05/10/2011

10.15	*	Employment Letter Agreement by and between Registrant and Kelly Londy, dated September 13, 2011	ARAY	S-1	001-33301	10.5	11/08/2011

10.16	*	Amended and Restated Employment Terms Letter effective as of February 2, 2011 by and between Registrant and Theresa Dadone.	ARAY	10-Q	001-33301	10.5	05/10/2011

10.17	*	Amended and Restated Employment Terms Letter dated February 2, 2011 by and between Registrant and Derek Bertocci.	ARAY	10-Q	001-33301	10.2	05/10/2011

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.18	*	Amended and Restated Employment Letter Agreement dated February 2, 2011 by and between Registrant and Darren J. Milliken.	ARAY	10-Q	001-33301	10.4	05/10/2011

10.19	†	Nonexclusive End-User Software License Agreement dated September 9, 2005 by and between Registrant and The Regents of the University of California.	ARAY	S-1	333-138622	10.18	11/13/2006

10.20	†	License Agreement effective as of July 9, 1997 by and between Registrant and The Board of Trustees of the Leland Stanford Junior University.	ARAY	S-1	333-138622	10.19	11/13/2006

10.21	†	Non-Exclusive System Partner Agreement effective as of September 23, 2005 by and between Registrant and KUKA Robotics Corporation.	ARAY	S-1/A	333-138622	10.21	1/16/2007

10.22	†	Exclusive Manufacturing Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.	ARAY	S-1/A	333-138622	10.46	01/16/2007

10.23	†	Patent and Trademark License Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.	ARAY	S-1/A	333-138622	10.49	01/23/2007

10.24	†	License and Development Agreement dated April 27, 2007 by and between the Registrant and CyberHeart, Inc.	ARAY	10-K	001-33301	10.51	08/31/2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.25	†	License Agreement dated December 10, 2010 by and between the Registrant and CyberHeart, Inc.	ARAY	10-Q	001-33301	10.3	01/27/2011

10.26	†	Patent License Agreement dated December 10, 2010 by and between the Registrant and CyberHeart, Inc.	ARAY	10-Q	001-33301	10.4	01/27/2011

10.27	*	Accuray Incorporated Performance Bonus Plan.	ARAY	10-Q	001-33301	10.1	02/08/2012

10.28		Lease Agreement, dated January 26, 2005, by and between TomoTherapy Incorporated and Old Sauk Trails Park Limited Partnership	TOMO	S-1	333-140600	10.13	02/12/2007

10.29		Lease Agreement, dated October 28, 2005, between TomoTherapy Incorporated and Adelphia, LLC	TOMO	S-1	333-140600	10.14	02/12/2007

10.30		TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.1	06/17/2011

10.31		TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.2	06/17/2011

10.32		TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.3	06/17/2011

10.33		Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors	TOMO	8-K	001-33452	10.1	04/28/2008

Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.34	‡	Preferred Stock and Warrant Purchase Agreement, dated April 20, 2012 for Compact Particle Acceleration Corporation and its investors						X

10.35		Series B Common Stock Purchase Agreement dated April 20, 2012 between the Registrant and Compact Particle Acceleration Corporation						X

10.36	‡	Second Amended and Restated Shareholder Agreement, dated April 20, 2012, between Compact Particle Acceleration Corporation and its investors						X

10.37	‡	Amended and Restated Investors' Rights Agreement, dated April 20, 2012, between Compact Particle Acceleration Corporation and its investors						X

10.38	‡	Amended and Restated Limited Exclusive Sublicense and Cross-License Agreement for Dielectric Wall Accelerator Technology, dated April 20, 2012, between TomoTherapy Incorporated and Compact Particle Acceleration Corporation						X

10.39		Development and OEM Supply Agreement, dated January 27, 2003, by and between TomoTherapy Incorporated and Analogic Corporation	TOMO	S-1/A	333-140600	10.11	04/16/2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.40		License Agreement 98-0228, dated February 22, 1999, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation	TOMO	S-1/A	333-140600	10.4	04/19/2007

10.41		Amendment to License Agreement 90-0228, dated April 16, 2007, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation	TOMO	S-1	333-146219	10.31	09/21/2007

10.42		Amendment to License Agreement 90-0228, dated December 16, 2008, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation	TOMO	8-K	001-33452	10.2	12/30/2008

10.43		Limited Exclusive License Agreement, dated February 23, 2007, between TomoTherapy Incorporated and Regents of the University of California	TOMO	8-K	001-33452	10.4	04/28/2008

10.44		Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between TomoTherapy Incorporated and Lawrence Livermore National Security, LLC	TOMO	8-K	001-33452	10.5	04/28/2008

10.45	†	Long-term Purchase Agreement, dated December 22, 2008, among TomoTherapy Incorporated, e2v, Inc. and e2v Technologies (UK) Limited	TOMO	8-K	001-33452	10.1	12/30/2008

10.46	†	Magnetron Subscription Agreement, dated April 24, 2009 and effective May 1, 2009, between TomoTherapy Incorporated and e2v, Inc. and e2v Technologies (UK) Limited	TOMO	8-K/A	001-33452	10.1	10/28/2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.47		Amendment to Lease, dated April 12, 2011, between Registrant and OAW Orleans 1310, LLC, as successor to The Realty Associates Fund III, L.P.	ARAY	10-K	001-33301	10.54	09/19/2012

10.48		Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of August 1, 2011.	ARAY	10-Q	001-33301	10.1	11/08/2011

21.1		List of subsidiaries.						X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.						X

24.1		Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).						X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.						X

99.1	*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement	ARAY	10-Q	001-33301	99.1	02/08/2012

99.2	*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	ARAY	8-K	001-33301	99.2	11/23/2011

Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
99.3	*	Form of Stock Option Grant Notice and Stock Option Agreement	ARAY	8-K	001-33301	99.3	11/23/2011

101.INS	**	XBRL Instance Document						X

101.SCH	**	XBRL Taxonomy Extension Schema Document						X

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document						X

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document						X

*
Management contract or compensatory plan or arrangement.

†
Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which has been granted. The omitted information has been filed separately with the Securities and Exchange Commission.

‡
Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

**
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 7th day of September 2012.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ EUAN S. THOMSON, PH.D. Euan S. Thomson, PH.D.	President and Chief Executive Officer and Director (principal executive officer)	September 7, 2012
/s/ DEREK BERTOCCI Derek Bertocci	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	September 7, 2012
/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Chairperson of the Board and Director	September 7, 2012

Signature	Title	Date

/s/ ELIZABETH DÁVILA Elizabeth Dávila	Vice Chairperson of the Board and Director	September 7, 2012
/s/ JACK GOLDSTEIN, PH.D. Jack Goldstein, PH.D.	Director	September 7, 2012
/s/ RICHARD R. PETTINGILL Richard R. Pettingill	Director	September 7, 2012
/s/ ROBERT S. WEISS Robert S. Weiss	Director	September 7, 2012
/s/ DENNIS WINGER Dennis Winger	Director	September 7, 2012
/s/ WAYNE WU Wayne Wu	Director	September 7, 2012