Form 10-Q
period 2012-09-30
ACCURAY INC
filed 2012-11-08
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 26, 2012, there were 72,273,072 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended September 30, 2012

PART I.                 FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	June 30,
	2012	2012 (1)
Assets
Current assets:
Cash and cash equivalents	$121,861	$143,504
Restricted cash	2,611	1,560
Accounts receivable, net of allowance for doubtful accounts of $1,773 and $1,700, respectively	57,620	67,890
Inventories	81,739	81,693
Prepaid expenses and other current assets	17,619	16,715
Deferred cost of revenue - current	4,078	4,896
Total current assets	285,528	316,258
Property and equipment, net	39,536	37,458
Goodwill	59,344	59,215
Intangible assets, net	39,122	49,819
Deferred cost of revenue - noncurrent	3,575	2,433
Other assets	10,912	7,987
Total assets	$438,017	$473,170
Liabilities and equity
Current liabilities:
Accounts payable	$28,025	$18,209
Accrued compensation	16,226	23,071
Other accrued liabilities	27,025	31,646
Customer advances - current	21,173	18,177
Deferred revenue - current	77,797	83,071
Total current liabilities	170,246	174,174
Long-term liabilities:
Long-term other liabilities	5,592	5,988
Deferred revenue - noncurrent	12,582	9,675
Long-term debt	80,507	79,466
Total liabilities	268,927	269,303
Commitment and contingencies (Note 5)
Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 100,000,000 shares; issued and outstanding: 72,143,926 and 71,864,268 shares at September 30 and June 30, 2012, respectively	72	72
Additional paid-in capital	411,136	409,143
Accumulated other comprehensive income	2,302	2,837
Accumulated deficit	(240,557)	(216,427)
Total stockholders’ equity	172,953	195,625
Non-controlling interest	(3,863)	8,242
Total equity	169,090	203,867
Total liabilities and equity	$438,017	$473,170

(1) The condensed consolidated balance sheet at June 30, 2012 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Net revenue:
Products	$40,628	$56,174
Services	42,120	43,401
Other	—	876
Total net revenue	82,748	100,451
Cost of revenue:
Cost of products	24,009	38,373
Cost of services	35,063	37,349
Cost of other	—	301
Total cost of revenue	59,072	76,023
Gross profit	23,676	24,428
Operating expenses:
Selling and marketing	12,889	13,581
Research and development	20,209	20,565
General and administrative	13,269	14,969
Impairment of indefinite lived intangible asset	12,200	—
Total operating expenses	58,567	49,115
Loss from operations	(34,891)	(24,687)
Other income (expense), net	(747)	(2,858)
Loss before provision for income taxes	(35,638)	(27,545)
Provision for income taxes	597	538
Net loss	(36,235)	(28,083)
Net loss attributable to non-controlling interest	(12,105)	(1,573)
Net loss attributable to stockholders	$(24,130)	$(26,510)

Net loss per share attributable to stockholders
Basic and diluted	$(0.34)	$(0.38)
Weighted average common shares used in computing net loss per share
Basic and diluted	71,995	70,263

Net loss attributable to stockholders	$(24,130)	$(26,510)
Foreign currency translation adjustment	(535)	835
Comprehensive loss	$(24,665)	$(25,675)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(36,235)	$(28,083)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,827	8,319
Impairment of indefinite lived intangible asset	12,200	—
Share-based compensation	1,755	2,609
Accretion of interest on long-term debt	1,041	639
Provision for (recovery of) bad debt	73	(454)
Provision for write-down of inventories	375	1,578
Gain on previously held equity interest in Morphormics	(662)	—
Changes in assets and liabilities:
Restricted cash	(1,050)	(112)
Accounts receivable	10,769	(16,659)
Inventories	(320)	11,545
Prepaid expenses and other current assets	(3,673)	2,579
Deferred cost of revenue	(322)	(3,726)
Accounts payable	9,805	(14,010)
Accrued liabilities	(14,872)	(19,657)
Customer advances	2,834	(1,647)
Deferred revenue	(2,707)	7,763
Net cash used in operating activities	(13,162)	(49,316)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(5,319)	(995)
Purchase of intangible asset	(232)	—
Acquisition of business, net of cash acquired	(3,861)	(1,384)
Net cash used in investing activities	(9,412)	(2,379)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	251	911
Proceeds from debt, net of costs	—	96,100
Net cash provided by financing activities	251	97,011
Effect of exchange rate changes on cash and cash equivalents	680	(1,072)
Net increase (decrease) in cash and cash equivalent	(21,643)	44,244
Cash and cash equivalents at beginning of period	143,504	95,906
Cash and cash equivalents at end of period	$121,861	$140,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Accuray Incorporated (together with its subsidiaries, the “Company”) is incorporated in Delaware. The Company designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity, Compact Particle Acceleration Corporation (“CPAC”) (for further information, see “Note 9, Investment in CPAC”). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending June 30, 2013, for any other interim period or for any future year.

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

For the three months ended September 30, 2012 and 2011, there were no customers that represented 10% or more of total net revenue. At September 30, 2012 and June 30, 2012, there were no customers and two customers, respectively, whose accounts receivable balance was 10% or more of the Company’s total accounts receivable.

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

Revenue Recognition

The Company earns revenue from the sale of products, the operation of its shared ownership program, and the provision of related services, which include installation services, post-contract customer support (“PCS”), training and other professional services. The Company records its revenues net of any value added or sales tax. For arrangements with multiple elements, the Company allocates arrangement fees to product and services based upon Vendor Specific Objective Evidence (“VSOE”) of fair value of the respective elements, or Third-Party Evidence (“TPE”), or Best Estimate of Selling Price (“BESP”), using the relative selling price method.

Product Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy systems. The Company sells its systems with PCS contracts, training, and at times, professional services. PCS contracts provide planned and corrective maintenance services, software updates, bug fixes, as well as call-center support. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery.

Service Revenue

Service revenue is generated primarily from PCS (warranty period services and post warranty services), installation services, training, and professional services. PCS revenue is deferred and recognized over the service period. Installation service revenue is recognized concurrent with system revenue. Training and professional service revenues that are not deemed essential to the functionality of the systems are recognized as such services are performed.

Costs associated with service revenue are expensed when incurred, except when those costs are related to system upgrades where revenue recognition has been deferred. In those cases, the costs are deferred and are recognized over the period of revenue recognition.

Shared ownership program

The Company also enters into arrangements under its shared ownership program with certain customers. These arrangements typically have a term of five years and provide the customer an option to purchase the system during the contractual term at pre-determined prices. Under the terms of this program, the Company retains title to its system, while the customer has use of the system. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the system which are included in product revenue in the condensed consolidated statements of operations and comprehensive loss.

Other revenue

Other revenue primarily consists of research and development and construction contract revenues.

Long-term construction and manufacturing contracts

The Company recognizes revenue and cost of revenue related to long-term construction and manufacturing contracts using contract accounting on the percentage-of-completion or the completed contract method. The Company records such revenue under other revenue and cost of such revenue under cost of other revenue in the condensed consolidated statements of operations and comprehensive loss. Any loss provision identified from the total contract in the period is recorded as an increase to cost of revenue.

Net Loss Per Common Share

Basic and diluted net loss per share is computed by dividing net loss attributable to stockholders by the weighted average number of common shares outstanding during the period. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSUs) and Performance-based Stock Units (PSUs), and the purchase of shares under the Employee Stock Purchase Plan (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Numerator:
Net loss used in computing basic and diluted net loss per share	$(24,130)	$(26,510)
Denominator:
Weighted average shares used in computing basic net loss per share	71,995	70,263
Add: Dilutive stock options and awards outstanding	—	—
Weighted average shares used in computing diluted net loss per share	71,995	70,263

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As at
	September 30,
	2012	2011
Stock options	7,703	8,191
RSUs and PSUs	2,007	1,591
	9,710	9,782

The 3.75% Convertible Senior Notes due August 1, 2016 (the “Convertible Notes”) are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. For the three months ended September 30, 2012, the potential dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive.

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

	Three Months Ended
	September 30,
	2012	2011
Americas	$35,811	$48,849
Europe, Middle East, India and Africa	25,118	28,615
Asia (excluding Japan)	15,121	16,157
Japan	6,698	6,830
Total	$82,748	$100,451

2. Balance Sheet Components

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30,	June 30,
	2012	2012
Accounts receivable	$59,167	$69,285
Unbilled fees and services	226	305
	59,393	69,590
Less: Allowance for doubtful accounts	(1,773)	(1,700)
Accounts receivable, net	$57,620	$67,890

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, was $5.6 million and $2.5 million at September 30, 2012 and June 30, 2012, respectively and are included in Other Assets in the condensed consolidated balance sheets. There was no balance in the allowance for doubtful financing receivable accounts as of September 30 and June 30, 2012.

Inventories

Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2012	2012
Raw materials	$34,719	$34,579
Work-in-process	16,541	16,547
Finished goods	30,479	30,567
Inventories	$81,739	$81,693

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	June 30,
	2012	2012
Furniture and fixtures	$5,966	$5,921
Computer and office equipment	9,452	9,126
Software	9,409	9,429
Leasehold improvements	16,340	16,065
Machinery and equipment	33,536	33,493
Shared ownership systems	4,979	4,979
Construction in progress	8,794	3,787
	88,476	82,800
Less: Accumulated depreciation and amortization	(48,940)	(45,342)
Property and equipment, net	$39,536	$37,458

Depreciation expense related to property and equipment for the three months ended September 30, 2012 and 2011 was $4.1 million and $4.2 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months
	Ended	Year Ended
	September 30,	June 30,
	2012	2012
Balance at the beginning of the period	$59,215	$54,474
Addition related to acquisition	77	—
Currency translation and other adjustments	52	—
Adjustments related to prior year acquisition (1)	—	4,741
Balance at the end of the period	$59,344	$59,215

(1)  Primarily represents liabilities related to the TomoTherapy acquisition.

Intangible Assets

The Company’s intangible assets associated with completed acquisitions at September 30, 2012 and June 30, 2012 are as follows (in thousands):

		September 30, 2012				June 30, 2012
		Gross				Gross
		Carrying	Impairment	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Charges	Amortization	Amount	Amount	Amortization	Amount
	(in years)
Developed technology	5 - 6	$48,556	$—	$(11,136)	$37,420	$43,455	$(9,161)	$34,294
Backlog	1.25	10,500	—	(10,500)	—	10,500	(8,867)	1,633
Distributor license	1.5 - 2.5	2,091	—	(989)	1,102	1,860	(768)	1,092
In-process research and development (CPAC)	Indefinite	12,800	(12,200)	—	600	12,800	—	12,800
		$73,947	$(12,200)	$(22,625)	$39,122	$68,615	$(18,796)	$49,819

At September 30, 2012, the Company noted certain impairment triggers based on results of research and development work carried out by CPAC. As a result, based on projected future usage of the in-process research and development (“IPR&D”) technology by CPAC, an impairment charge of $12.2 million was recorded during the three months ended September 30, 2012. The Company did not identify any impairment triggers on goodwill or any of its definite intangible and long-lived assets.

Amortization expense related to intangible assets was $3.8 million and $4.1 million for the three months ended September 30, 2012 and 2011, respectively.

The estimated future amortization expense of purchased intangible assets, excluding in-process research and development, as of September 30, 2012 is as follows (in thousands):

Year Ending June 30,	Amount
2013 (remaining 9 months)	$6,610
2014	8,395
2015	7,953
2016	7,953
2017	7,568
Thereafter	43
$38,522

4. Financial Instruments

The following tables summarize the fair value of assets measured on a recurring basis as of September 30, 2012 and June 30, 2012 (in thousands):

	Fair value measurement using
Type of instrument and line item in condensed consolidated balance sheets	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total balance

Assets at September 30, 2012
Money market funds - included in cash and cash equivalents	$20,080	$—	$—	$20,080
Certificate of deposits - included in cash and cash equivalents	$9,775	$—	$—	$9,775

Assets at June 30, 2012
Money market funds - included in cash and cash equivalents	$40,068	$—	$—	$40,068
Certificate of deposits - included in cash and cash equivalents	$6,742	$—	$—	$6,742

The following tables summarize the fair value of financial instruments that are not measured on a recurring basis as of September 30, 2012 and June 30, 2012 (in thousands):

	Fair value measurement using
Type of instrument and line item in condensed consolidated balance sheets	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total balance

At September 30, 2012
Long-term debt	$—	$103,900	$—	$103,900

At June 30, 2012
Long-term debt	$—	$101,400	$—	$101,400

The long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

5. Contingencies

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

Best Medical Patent Litigation

On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. On December 2, 2010, the Court granted the Company’s motion to dismiss, with leave to amend. On December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringed U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. The Court issued a Scheduling Order on May 12, 2011 appointing a special master for claim construction, and setting a claim construction hearing on January 10, 2012. Best Medical moved to voluntarily dismiss one of the two remaining patent claims on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent (U.S. Patent No. 6,038,283) at issue in the case. The Court held a claim construction hearing on May 16, 2012, and the Company believes the court will issue a claim construction order sometime in December 2012 or January 2013. Best Medical is seeking declaratory and injunctive relief, as well as unspecified compensatory and treble damages and other relief. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case on May 19, 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court granted the Company’s motion for sanctions, in part, and gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012, and the Company awaits the court’s ruling. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

Radiation Stabilization Solutions Patent Litigation

On September 15, 2011, Radiation Stabilization Solutions LLC (“RSS”) filed a patent infringement complaint in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint, alleged the Company’s sale of the TomoHD product induces infringement of or contributorily infringes U.S. Patent No. 6,118,848, or the ‘848 Patent, and sought unspecified monetary damages for the alleged infringement. The complaint also named Varian Medical Systems, Inc., BrainLab AG, BrainLab, Inc., Elekta AB and Elekta, Inc. as defendants, alleging that certain of their products also infringe the ‘848 patent. On October 27, 2011, the Court dismissed the complaint without prejudice because non-resident defendants had been improperly named in the complaint.

On October 28, 2011, RSS filed a new complaint against the Company and a customer of the Company in the United States District Court for the Northern District of Illinois, Eastern Division. The new complaint repeats the original complaint’s allegations against the Company and seeks unspecified monetary damages for the alleged infringement. The complaint further alleges that the customer directly and indirectly infringes the ‘848 patent, and seeks unspecified monetary damages for the alleged infringement. RSS also filed individual suits against each of Varian and Elekta and several of their respective customers. RSS served the complaint on Accuray and its customer on December 7, 2011. On January 30, 2012 the Company filed a motion to dismiss the complaint, and the Court heard oral argument for the motion on June 29, 2012. On August 21, 2012, the court granted the Company’s motion in part and gave RSS leave to amend the complaint. On September 21, 2012, RSS filed an amended complaint. On November 2, 2012, the Company and RSS entered into a settlement agreement, under which the Company will pay $150,000 to resolve all outstanding claims.

Accuray Securities Complaint

On November 1, 2012, a complaint was filed in Santa Clara County Superior Court purportedly on behalf of a class of shareholders seeking to enjoin the shareholder vote to be held at our annual meeting scheduled for November 30, 2012. The complaint names as defendants the Company and the members of the board of directors and alleges that the disclosures in the proxy statement for the annual meeting concerning the advisory vote on executive compensation and the proposal to amend the certificate of incorporation to increase the number of authorized shares are inadequate and constitute a breach of fiduciary duty. In addition to an injunction, the complaint seeks unspecified monetary damages and other relief. At this time, the Company does not have enough information to estimate what, if any, financial impact this complaint will have.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2012.

6. Acquisition

On July 16, 2012, the Company acquired the remaining 90% of the outstanding shares of Morphormics, Inc. (“Morphormics”), a privately-held developer of medical imaging software based in North Carolina. The purpose of this acquisition was to enable the Company to extend auto-contouring capabilities for both the CyberKnife and TomoTherapy systems to improve disease specific workflows. The Company previously held 10% of the outstanding shares of Morphormics which was carried at zero value prior to the acquisition and re-measured to its acquisition-date fair value of $0.7 million based on the fair value of the consideration transferred. As a result, the Company recognized a gain of $0.7 million in other income (expense), net, during the three months ended September 30, 2012. The acquisition has been accounted for as a business combination using purchase accounting and Morphormics’ results of operations are included in the condensed consolidated financial statements from July 16, 2012. The acquisition was not considered a material business combination and was funded through cash on-hand. As per the acquisition agreement, $0.9 million of the purchase consideration is to be paid on April 16, 2013 and is included in other accrued liabilities in the condensed consolidated balance sheet at September 30, 2012. The Company has not incurred material severance or acquisition-related costs.

The fair value of total purchase consideration paid and payable for 100% of Morphormics’ equity interest as of the acquisition date was as follows (in thousands):

Cash paid and payable	$5,385
Fair value of pre-existing investment in Morphormics	662
Total	$6,047

The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date as follows (in thousands):

Cash and cash equivalents	$668
Accounts receivable	283
Other current assets	7
Amortizable intangible assets - developed technology	5,100
Goodwill	77
Accrued compensation	(88)
Total purchase price	$6,047

Developed technology represents the fair value of Morphormics’ imaging software product which is being amortized on a straight-line basis over an estimated life of 5 years.

Pro forma results of operations for the acquisition have not been presented because it is not material to the Company’s condensed consolidated statements of operations and comprehensive loss, balance sheets, or cash flows.

7. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,
	2012	2011
Cost of revenue	$247	$558
Selling and marketing	220	229
Research and development	516	602
General and administrative	772	1,220
	$1,755	$2,609

At September 30, 2012 and June 30, 2012, capitalized share-based compensation expenses of $0.4 million were included as a component of inventories.

Performance-Based Awards

During fiscal 2012, the Compensation Committee of the Board of Directors of the Company approved the granting of PSUs to employees of the Company which vest only upon meeting certain financial performance criteria during the performance period commencing on the first day of the Company’s 2012 fiscal year and ending on the last day of the Company’s 2013 fiscal year. If the PSUs do not become vested as a result of the Company’s performance during the performance period, all PSUs are automatically forfeited by the participants effective as of the last day of the performance period. During fiscal 2012, approximately 1.0 million PSUs were granted to employees valued at approximately $3.9 million which was based on the fair value of the Company’s common stock on the grant date and will be recognized over the requisite performance period based on management’s assessment of the probability of achieving the performance criteria. Approximately 0.9 million PSUs are outstanding as of September 30, 2012.

As of September 30, 2012, management assessed that it was not probable that the performance criteria would be met during the performance period and accordingly, no compensation cost has been recognized for the PSUs to date or during the three months ended September 30, 2012. If in a future period management revises its assessment and concludes that it is probable that the performance criteria will be met, the Company will record a cumulative catch up compensation charge for the PSUs in that period. Remaining compensation charges would be recognized ratably over the remaining performance period.

8. Debt

On August 1, 2011, the Company issued the Convertible Notes to certain qualified institutional buyers or QIBs. The Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the $100 million offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $96.1 million.  The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The Convertible Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

The Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the Convertible Notes may convert their Convertible Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date.  Prior to May 1, 2016, holders of the Convertible Notes may convert their Convertible Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of the Company’s common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the “Note Measurement Period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; (3) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the Convertible Notes, the Company will have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company’s election. At any time on or prior to the 33rd business day immediately preceding the maturity date, the Company may irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company’s conversion obligation or (b) pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The initial conversion rate is 105.5548 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of approximately $9.47 per share of the Company’s common stock). The conversion rate, and thus the conversion price, are subject to adjustment as further described below.

Holders of the Convertible Notes who convert their Convertible Notes in connection with a “make-whole fundamental change”, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of a fundamental change, as defined in the Indenture, holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

In accordance with Accounting Standards Codification (“ASC”) 470-20 Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the Convertible Notes. The principal amount of the liability component of the Convertible Notes was $75.9 million as of the date of issuance based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component will be accreted to the principal amount of the Convertible Notes using the effective interest method over five years.

The following table presents the carrying value of the Convertible Notes as of September 30, 2012 (in thousands):

Carrying amount of the equity conversion component	$23,189

Principal amount of the Convertible Notes	$100,000
Unamortized debt discount (1)	(19,493)
Net carrying amount	$80,507

(1)As of September 30, 2012, the remaining period over which the unamortized debt discount will be amortized is 46 months.

A summary of interest expense and effective interest rate on the liability component related to the Convertible Notes for the three months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended	Three months ended
	September 30, 2012	September 30, 2011
Effective interest rate	10.0%	10.0%
Interest expense related to contractual interest coupon	$938	$625
Interest expense related to amortization of debt discount	1,041	639
Total interest expense recognized	$1,979	$1,264

9. Investment in CPAC

In April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. As its initial investment in CPAC, TomoTherapy contributed intellectual property with a fair market value of approximately $1.9 million. Since then, CPAC has raised additional funds from TomoTherapy, the Company and other investors through the sale of stock and issuance of promissory notes. As of September 30, 2012, the Company and its wholly owned subsidiary, TomoTherapy, together own approximately 15.4% of the outstanding stock of CPAC and approximately 16.3% on a fully diluted basis. Although TomoTherapy’s and the Company’s combined ownership in CPAC is less than 50%, the Company includes CPAC in its condensed consolidated financial statements because the Company and TomoTherapy are the primary beneficiaries of CPAC (a variable interest entity, or VIE). The Company and TomoTherapy were involved in the design of CPAC, from which CPAC cannot depart due to restrictions that are part of its financing arrangements. The Company also provided intellectual property, which is the basis of CPAC and also holds influence over the VIE through representation on CPAC’s board of directors. Further, the Company has an option to either acquire CPAC or enter into a distribution arrangement for the technology developed by CPAC as further described below. CPAC’s outside stockholders’ interests are shown in the Company’s condensed consolidated financial statements as “Non-controlling interest.” The liabilities of the VIE do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of the VIE. Likewise, the assets of the VIE consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets. The creditors of the VIE do not have recourse to the Company. Total assets and liabilities of CPAC were $2.4 million and $2.2 million, respectively, as of September 30, 2012 and $15.0 million and $0.6 million, respectively, as of June 30, 2012, which are included within the Company’s condensed consolidated balance sheets. See Note 3, Goodwill and Intangible Assets for details of the impairment charge recorded for CPAC’s in-process research and development intangible asset in the three months ended September 30, 2012.

From December 2010 through March 2012, the Company, TomoTherapy and certain other CPAC investors purchased convertible promissory notes from CPAC. Total consideration for the notes that the Company and TomoTherapy purchased was $1.2 million. Under the terms of the December 2010 notes, TomoTherapy received warrants for 1,386,981 common shares of CPAC. Other participating investors also purchased $3.3 million of the convertible notes which were included in “other accrued liabilities” in the Company’s condensed consolidated balance sheets prior to their conversion to equity in April 2012. The other investors also received warrants under the terms of the December 2010 notes for an aggregate of 1,386,983 shares of CPAC, which were equity classified. The notes bore interest at 12% and were convertible based on a per share conversion price as defined in the notes. The CPAC warrants described above are exercisable through November 2020 at an exercise price of $0.57 per CPAC common share. At September 30, 2012, none of these warrants had been exercised.

On March 9, 2011, TomoTherapy entered into a revolving promissory note with CPAC. On May 10, 2011, the revolving note was amended to increase the maximum amount available to borrow to $1.9 million. As of September 30, 2012, $2.3 million of principal and accrued interest was outstanding under the revolving note. The revolving note bears interest at 12% per annum compounded quarterly. This note and related interest is eliminated in consolidation.

On April 20, 2012, the Company entered into various transactions with CPAC and its other stockholders pursuant to which the Company invested $1.1 million and also converted the outstanding principal and accrued interest on its convertible promissory notes, amounting to $1.3 million, into preferred stock. The other note holders also converted their outstanding principal and accrued interest, amounting to $3.6 million into preferred stock. Certain other investors also participated in the financing. In connection with such transactions, the Company received warrants for 338,839 common shares of CPAC. These warrants are exercisable through April 2017 at an exercise price of $0.8725 per CPAC common share. At September 30, 2012, none of these warrants had been exercised. The $1.9 million principal amount revolving promissory note remains outstanding but its maturity date was extended from December 31, 2011 to December 31, 2012 as part of the April 2012 transaction.

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

The Company and CPAC also amended certain licensing relationships for the DWA technology by and between the Company, CPAC and Lawrence Livermore National Security, LLC (“LLNS”) and terminated a previous arrangement pursuant to which the Company had provided CPAC with certain accounting and back office support and management services.

In July 2012, some of the participating investors of CPAC purchased convertible notes from CPAC for $1.3 million. The notes bear interest at 12% per annum and mature on May 31, 2013. The outstanding notes at September 30, 2012 are included in “other accrued liabilities” in the Company’s condensed consolidated balance sheets.

At September 30, 2012, the Company’s equity investment in CPAC was $4.3 million and the outstanding receivables from CPAC were $2.6 million, which includes $1.9 million of the principal portion of the revolving promissory note issued by CPAC. The equity investment and the outstanding receivables are eliminated in consolidation. If CPAC is not successful in raising additional funds to continue its development efforts, or if it is not successful in development of the compact proton accelerator technology, or if it is not successful in commercialization of the technology, or if the Company is not in a position to finance its option to purchase CPAC or to become a supplier or distributor of its technology, the Company may need to write down or write off the equity investment and outstanding receivables.

10. Subsequent Events

Change in Chief Executive Officer

On October 11, 2012, Dr. Euan S. Thomson, Ph.D. resigned from his positions as President and Chief Executive Officer of the Company. In addition, on October 11, 2012, Dr. Thomson also resigned as a member of the Board of Directors of the Company. In connection with his resignation and separation from the Company in October 2012, the Company and Dr. Thomson entered into a General Release and Separation Agreement (the “Separation Agreement”) on October 27, 2012, in accordance with the terms of his employment letter agreement. Dr. Thomson received approximately $1.2 million of severance related compensation and accelerated vesting of equity awards of approximately $0.5 million under the Separation Agreement. In addition, the Company and Dr. Thomson entered into a Consulting Services Agreement on October 27, 2012, whereby Dr. Thomson would provide the Company with consulting services in exchange for a monthly consulting fee of $20,500 for a period of six months.

Effective October 12, 2012, Joshua H. Levine was appointed President and Chief Executive Officer of the Company. Mr. Levine was also appointed as a director of the Company by the Company’s Board of Directors effective October 12, 2012 to fill the vacancy created by Dr. Thomson’s resignation.

Market Stock Unit (“MSU”) program

In October 2012, the Compensation Committee approved a new performance equity program, referred to as the market stock unit program (“MSU Program”). The program uses the Russell 2000 index as a performance benchmark and requires that the Company’s total stockholder return exceed that of the Russell 2000. Based on a sliding scale of how much the Russell 2000 benchmark is exceeded, participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods, one at the end of fiscal 2014 and another at the end of fiscal 2015.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2012 and results of operations for the three months ended September 30, 2012 and 2011 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: expectations related to profitability and cash flows in fiscal 2013; sufficiency of cash resources and expected cash flows to fund future operations; expected uses of cash during fiscal 2013; the anticipated drivers of our future capital requirements; the impact of our recent sales reorganization on sales performance, particularly in the United States; anticipated increases in service revenue; the ongoing impact of purchase accounting adjustments; our expectations regarding the factors that will impact sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our expectations regarding the impact on our revenues and business of the introduction of our new CyberKnife and TomoTherapy Systems; and the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including risks detailed from time to time under the heading “Risk Factors” in Part II, Item 1A of this report and in Part I, Item 1A of the Company’s report on Form 10-K for fiscal year 2012. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

We believe that the long term success of the CyberKnife System is dependent on a number of factors including the following:

•                  Adoption of our recently launched new CyberKnife platform and receipt of regulatory clearances associated with such new platform;

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

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. We began selling TomoTherapy Systems after our acquisition of TomoTherapy Incorporated on June 10, 2011. Radiation therapy is used in a variety of ways, often to treat tissue surrounding a tumor area after surgical removal of the tumor and also as the primary treatment for tumors. Radiation therapy treatments impact both cancer cells as well as healthy tissue; therefore the total prescribed radiation dose is divided into many fractions and delivered in an average of 25 to 35 treatment sessions over several weeks. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. Large companies, including Varian Medical Systems, Inc. and Elekta AB, generate most sales in this market. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales in this established market will be influenced by a number of factors including the following:

•                  Adoption of our recently launched new TomoTherapy platform and receipt of regulatory clearances associated with such new platform;

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

Sale of Our Products

Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a signed sales contract that meets backlog criteria, generally spans six months to two years. The time from receipt of a signed contract to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system. This time varies significantly, generally from six to twenty-four months.

In the United States, we market to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we market to customers in over 80 countries directly and through distributors. We have sales and service offices in Japan and many countries in Europe and Asia.

The following table shows the number of systems installed by geographic region as of September 30, 2012:

Americas	376
Europe, Middle East, India and Africa	150
Asia (excluding Japan)	86
Japan	55
Total	667

International sales of our products account for a significant and growing portion of our total net revenue. Revenue derived from sales outside of the United States was $46.9 million and $51.6 million for the three months ended September 30, 2012 and 2011, respectively, and represented 57% and 51% of our net sales during these periods, respectively.

Backlog

We report backlog in the following manner:

•                  Products: Orders for systems, upgrades, and our shared ownership program are reported in backlog, excluding amounts attributable to PCS (warranty period services and post warranty services), installation, training and professional services.

•                  Service: Orders for PCS, installation services, training and professional services are not reported in backlog.

For orders that cover both products and services, only the portion of the order that is recognized as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, PCS) is not included in reported backlog. Additionally, orders for TomoTherapy Systems made on or before June 30, 2011, that met the historical TomoTherapy backlog criteria have been grandfathered into, and are included in, our backlog, with the exception of orders that would have “aged out” as of June 30, 2011. TomoTherapy previously did not have an “age out” criteria, so we have adjusted the TomoTherapy backlog to age out orders where 2.5 years have passed from the time the order entered TomoTherapy’s backlog. As of September 30, 2012, product only backlog was $294.3 million as compared to $270.8 million as of September 30, 2011.

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

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Net Revenue

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent
Products	$40,628	$56,174	$(15,546)	-28%
Services	42,120	43,401	(1,281)	-3%
Other	—	876	(876)	-100%
Net Revenue	$82,748	$100,451	$(17,703)	-18%

Total product revenues during the three months ended September 30, 2012 decreased by 28% from the three months ended September 30, 2011 primarily due to a lower number of unit sales, which was partially offset by higher revenue per unit and decreases in revenue deferrals for units sold with extended payment terms. We recognized revenues on 15 units during the three months ended September 30, 2012 as compared to 24 units during the three months ended September 30, 2011.

Services revenues during the three months ended September 30, 2012 decreased by $1.3 million from the three months ended September 30, 2011. Service revenues were higher in the three months ended September 30, 2011 due to inclusion of $5.1 million of service revenues arising from purchase accounting adjustments related to the TomoTherapy acquisition which was completed in June 2011. Such purchase accounting adjustments were not material during the three months ended September 30, 2012. Excluding such adjustments, service revenues increased by $3.8 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to increases in our installed base. We expect our service revenue to increase as our installed base continues to grow.

Gross Profit

	Three Months Ended September 30,
	2012		2011
	(Dollars in	(% of net	(Dollars in	(% of net
	thousands)	revenue)	thousands)	revenue)
Gross profit	$23,676	28.6%	$24,428	24.3%
Products	16,619	40.9%	17,801	31.7%
Services	7,057	16.8%	6,052	13.9%
Other	—	0.0%	575	65.6%

Gross margins during the three months ended September 30, 2012 improved by 4.3 percentage points as compared to the three months ended September 30, 2011. Product margins were higher during the three months ended September 30, 2012 primarily due to the favorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011. Service margins were higher during the three months ended September 30, 2012 primarily due to improvements in the reliability of the TomoTherapy Systems, partially offset by the unfavorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011.

In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. These included the write-up of inventory based on selling price rather than cost of manufacturing, the write-down of deferred product revenue, the write-up of deferred service revenue, and the recording of intangible assets related to developed technology and to backlog existing at the time of the acquisition. On the acquisition date, deferred service and product revenues were valued at cost plus a reasonable margin. Purchase accounting adjustments reduced gross profit for the three months ended September 30, 2011 by $9.2 million as follows: Product revenues were reduced by $0.5 million while product cost of revenues was increased by $11.4 million; Services revenues were increased by $5.1 million while services cost of revenues was increased by $2.4 million. Purchase accounting adjustments reduced gross profit for the three months ended September 30, 2012 by $3.6 million resulting primarily from the reduction of product revenue by $0.3 million and increases in product cost of revenues by $3.4 million. The impact of purchase accounting adjustments, other than the amortization of intangible assets assigned to developed technology, are expected to be significantly smaller during the rest of fiscal 2013 and subsequent years.

Selling and Marketing

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent
Selling and marketing	$12,889	$13,581	$(692)	-5%
Percentage of net revenue	15.6%	13.5%

Selling and marketing expenses decreased by $0.7 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to decreases in travel, tradeshow and other operational related expenses of $1.0 million due to cost control initiatives, which was partially offset by increases in compensation and facilities related expenses of $0.4 million due to increases in headcount.

Research and Development

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent
Research and development	$20,209	$20,565	$(356)	-2%
Percentage of net revenue	24.4%	20.5%

Research and development expenses decreased by $0.4 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to decreases in project related consulting and travel costs of $1.2 million due to cost control initiatives, which was partially offset by increases in compensation, employee related costs and facilities related expenses of $0.7 million due to increases in headcount.

General and Administrative

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent
General and administrative	$13,269	$14,969	$(1,700)	-11%
Percentage of net revenue	16.0%	14.9%

General and administrative expenses decreased by $1.7 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to lower consulting, legal and accounting related expenses of $1.5 million.

Impairment of indefinite lived intangible assets

We incurred $12.2 million of impairment charges related to the write-down of our in-process research and development (IPR&D) asset during the three months ended September 30, 2012 based on results of research and development work carried out by CPAC, a variable interest entity consolidated by us. See Note 3, “Goodwill and Intangible Assets” for details.

Other Income (Expense), Net

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent
Other income (expense), net	$(747)	$(2,858)	$2,111	-74%

Other income (expense), net, was $0.7 million of net other expense for the three months ended September 30, 2012, compared to net other expense of $2.9 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we incurred interest expense of $2.1 million related to our 3.75% Convertible Senior Notes due August 1, 2016 (the “Convertible Notes”). This was partially offset by gains of $0.9 million from foreign currency transactions primarily due to the appreciation of the Japanese Yen against the U.S. Dollar and recognition of a $0.7 million gain on our previously held equity interest in Morphormics, Inc., resulting from our acquisition of Morphormics on July 16, 2012. See Note 6, “Acquisition” for further details.

During the three months ended September 30, 2011, we incurred interest expense of $1.3 million related to our Convertible Notes which were issued on August 1, 2011, and foreign currency transaction losses of $1.5 million.

Provision for Incomes Taxes

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent
Provision for income taxes	$597	$538	$59	11%
Percentage of loss before provision for income taxes	-1.7%	-2.0%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. For the three months ended September 30, 2012 and 2011, we recorded income tax expense of $0.6 million and $0.5 million, respectively. The increase was primarily due to increased earnings in international locations.

Investments in CPAC

The condensed consolidated financial statements include the results of a variable interest entity, Compact Particle Acceleration Corporation (“CPAC”), since we are deemed to be the primary beneficiary of that entity. Also refer to Note 9, “Investment in CPAC”, for additional details. At September 30, 2012, our equity investment in CPAC was $4.3 million and our outstanding receivables from CPAC were $2.6 million, which includes $1.9 million of the principal portion of a revolving promissory note issued by CPAC. Our equity investment and the outstanding receivables are eliminated in consolidation. If CPAC is not successful in raising additional funds to continue its development efforts, or if it is not successful in development of the compact proton accelerator technology, or if it is not successful in commercialization of the technology, or if we are not in a position to finance our option to purchase CPAC or to become a supplier or distributor of its technology, we may need to write down or write off our equity investments and outstanding receivables.

Performance-based Awards

During fiscal 2012, the Compensation Committee of our Board of Directors of the Company approved the granting of Performance-Based Stock Units (“PSUs”) to employees of the Company which vest only upon meeting certain financial performance criteria during the performance period commencing on the first day of our 2012 fiscal year and ending on the last day of our 2013 fiscal year. In the event that the PSUs do not become vested as a result of the Company’s performance during the performance period, all PSUs are automatically forfeited by the participants effective as of the last day of the performance period. During fiscal 2012, approximately 1.0 million PSUs were granted to employees valued at approximately $3.9 million which was based on the fair value of the Company’s common stock on the grant date and will be recognized over the requisite performance period based on our assessment of the probability of achieving the performance criteria. Approximately 0.9 million PSUs are outstanding as of September 30, 2012.

As of September 30, 2012, we have assessed that it was not probable that the performance criteria would be met during the performance period and accordingly, no compensation cost has been recognized for the PSUs to date or during the three months ended September 30, 2012. If in a future period management revises its assessment and concludes that it is probable that the performance criteria will be met, we will record a cumulative catch up compensation charge for the PSUs in that period. Remaining compensation charges for the PSUs would be recognized ratably over the remaining performance period.

Market Stock Unit (“MSU”) program

In October 2012, the Compensation Committee approved a new performance equity program, referred to as the market stock unit program (“MSU Program”). The program uses the Russell 2000 index as a performance benchmark and requires that the Company’s total stockholder return exceed that of the Russell 2000. Based on a sliding scale of how much the Russell 2000 benchmark is exceeded, participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods, one at the end of fiscal 2014 and another at the end of fiscal 2015.

Liquidity and Capital Resources

At September 30, 2012, we had $121.9 million in cash and cash equivalents. We expect to use cash for the balance of fiscal 2013 driven primarily by operating losses and capital expenditures. We anticipate that we will begin to generate positive cash flow in the later part of fiscal 2013. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A titled “Risk Factors” of Form 10-K for the year ended June 30, 2012. Also refer to Note 8, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

Cash Flows From Operating Activities

Net cash used in operating activities was $13.2 million for the three months ended September 30, 2012 which was attributable to a net loss of $36.2 million, offset by $22.6 million of non-cash charges and cash provided by working capital changes of $0.5 million. Non-cash charges primarily included $12.2 million of impairment charges related to in-process research and development assets, depreciation and amortization expenses of $7.8 million, share-based compensation expenses of $1.8 million and accretion of interest expense on the Convertible Notes of $1.0 million. Cash provided by working capital was primarily attributed to decreases in accounts receivable of $10.8 million due to higher collections and lower billings and increases in accounts payable of $9.8 million due to timing of vendor payments. This was partially offset by increases in prepayment and other assets of $3.7 million due to payment of insurance premiums and increases in long-term receivables and decreases in accrued liabilities of $14.9 million due to payment of bonuses, reduction of vacation accruals, payments for inventory buy-back obligations and other liabilities.

Net cash used in operating activities was $49.3 million for the three months ended September 30, 2011 which was attributable to a net loss of $28.1 million and cash used for working capital purposes of $33.9 million, offset by $12.7 million of non-cash charges. Cash used for working capital purposes primarily included decreases in accrued liabilities of $19.7 million, decreases in accounts payable of $14.0 million and an increase in accounts receivable of $16.7 million, partially offset by decreases in inventory of $11.5 million and increases in deferred revenues of $7.8 million. Non-cash charges primarily included $8.3 million of depreciation and amortization expense, $2.6 million of share-based compensation and provision for write-down of inventories of $1.6 million.

Cash Flows From Investing Activities

Net cash used in investing activities was $9.4 million for the three months ended September 30, 2012, which primarily consisted of the purchase of property and equipment of $5.3 million and $3.9 million related to the acquisition of Morphormics.

Net cash used in investing activities was $2.4 million for the three months ended September 30, 2011, which consisted of $1.4 million related to the acquisition of TomoTherapy and cash used for purchases of property and equipment of $1.0 million.

Cash Flows From Financing Activities

Cash flows from financing activities during the three months ended September 30, 2012 were not material.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2012. There have been no material changes outside of the ordinary course of business in those obligations during the current quarter.

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

During the three months ended September 30, 2012, there have been no changes to the critical accounting policies and estimates as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2012, which we believe are those related to revenue recognition, business combinations and intangible asset impairment, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expense and accruals.

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

Interest Rate Risk

At September 30, 2012, we had $29.9 million of cash equivalents invested in money market funds and certificates of deposit. Our earnings would not be materially affected by interest rate risk due to the low interest rate on these highly liquid investments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.                                             Legal Proceedings.

Please refer to Note 5 to the condensed consolidated financial statements above for a description of certain legal proceedings currently pending against the Company.  From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 1A.                                    Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A. of our Form 10-K for the year ended June 30, 2012 and is incorporated herein by reference. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filing. Any risk factor included below supersedes the description of the relevant risk factor in such filing. Other than the items discussed below, there have been no material changes in our risk factors since such filing.

If the CyberKnife or TomoTherapy Systems do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Achieving physician, patient, hospital administrator and third party payor acceptance of the CyberKnife and TomoTherapy Systems as preferred methods of tumor treatment will be crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife or TomoTherapy Systems unless they determine, based on experience, clinical data and other factors, that the CyberKnife and TomoTherapy Systems are safe and effective alternatives to current treatment methods. We often need to educate physicians about the use of stereotactic radiosurgery, IGRT and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs and help train qualified physicians in the skilled use of the CyberKnife and TomoTherapy Systems. For example, the complexity and dynamic nature of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT, require significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and Robotic IMRT, as well as adaptive radiation therapy and IGRT, and require departures from their customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies.

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

•                  The impact of the current economic environment on our business and our customer’s business, including the postponement by our customers of purchase decisions or required build-outs;

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

•                  Extent of third party coverage and reimbursement rates, particularly from Medicare, for procedures using the CyberKnife and TomoTherapy Systems;

•                  Development of new products and technologies by our competitors or new treatment alternatives;

•                  Regulatory developments related to manufacturing, marketing and selling the CyberKnife and TomoTherapy Systems both within and outside the United States;

•                  Perceived liability risks arising from the use of new products; and

•                  Unfavorable publicity concerning the CyberKnife or TomoTherapy Systems or radiation based treatment alternatives.

In October 2012, we formally introduced two new versions of our technology platforms: the CyberKnife M6 Series and the TomoTherapy H Series. We expect that these new platforms will drive future orders and revenue growth. If either of these new CyberKnife or TomoTherapy Systems, or any of the CyberKnife or TomoTherapy Systems are unable to achieve or maintain market acceptance, new orders and sales of our systems would be adversely affected, our revenue levels would decrease and our business would be harmed.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of September 30, 2012, we had an accumulated deficit of $240.6 million. We may incur net losses in the future, particularly as we continue to increase our manufacturing, research and development and selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems and to control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

If we are unable to develop new products or enhance existing products, we may be unable to attract or retain customers.

Our success depends on the successful development, regulatory clearance or approval, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products. The CyberKnife and TomoTherapy Systems, which are currently our principal products, are technologically complex and must keep pace with, among other things, the products of our competitors. We are making significant investments in long-term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements. This includes two new versions of our technology platforms: the CyberKnife M6 Series and the TomoTherapy H Series, which we formally introduced in October 2012.

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

If third party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife and TomoTherapy Systems, demand for our products and our revenue could be adversely affected.

Our customers rely significantly on reimbursement for CyberKnife and TomoTherapy procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third party payors provide adequate coverage and reimbursement for procedures that are performed with our products. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage for or payment for the procedures that are performed with our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results. In November 2012, the centers for Medicare and Medicaid Services, or CMS, issued the 2013 Medicare payment rates for hospital outpatient services, for physicians, and services performed in the freestanding center setting for calendar year 2013. While some of the reimbursement rates are modestly higher than in the prior year, others are modestly lower than in the prior year, which could have a negative impact on the continued use of our products by existing customers and our ability to obtain new customers. The final rates for 2013 increase payment in the hospital outpatient setting for many professional and technical codes billed in conjunction with both IMRT and robotic radiosurgery. The payment for robotic radiosurgery delivery decreased slightly while the payment for IMRT delivery increased slightly. CMS reviews such rates annually, and could implement more significant changes in future years.

In 2013, payment for robotic radiosurgery will continue to be set by local Medicare carriers in the freestanding center setting for robotic radiosurgery delivery. For delivery of IMRT in the freestanding clinic, Medicare has released its conversion factor, resource and malpractice values and geographic adjustment indices that would be used to calculate payment in 2013. In addition to making an adjustment to the conversion factor (the multiplier used to calculate rates for all services priced under the Physician Fee Schedule), CMS made targeted cuts to IMRT based on its belief that shorter treatment times are typically seen in practice, as opposed to the longer times which had previously been used to calculate IMRT payment. While the time-based proposal by CMS was retained in the final rule, CMS considered other direct and indirect inputs that mitigated the overall payment reduction to less than half what it proposed for the reimbursement rate for IMRT. The rate calculation, using both the proposed conversion factor and time-based reduction, would result in a 37% decrease in the payment rate from 2012 rates if Congress does not intervene to prevent major cuts in Medicare as it has done for the past nine years. Based on historical actions, we expect that the conversion factor will remain closer to the conversion factor used to calculate 2012 rates, however, if the time-based reductions remain in place, we expect the reduction to result in approximately a 15% decrease as compared to 2012 rates.

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

We consider the competition for the TomoTherapy Systems to be existing radiation therapy systems, primarily using C-arm linacs, which are sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Mitsubishi Heavy Industries, and to a lesser extent, BrainLAB AG. Varian Medical Systems has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In 2008, Varian began selling and installing RapidArc technology. The RapidArc technology purports to be able to deliver image guided, intensity modulated radiation therapy more rapidly than other similar systems, including the TomoTherapy Systems, and Varian has maintained a strong marketing campaign claiming this technology has the same capabilities as, or better capabilities than, our TomoTherapy Systems. In April, 2010, Varian announced the launch of a new line of TrueBeam systems, which Varian claims are specifically designed for high-precision image guided radiotherapy and radiosurgery. Varian claims this new platform is designed to be versatile and can be used for all forms of advanced external beam radiation therapy.  In April 2012, Varian and Siemens announced that they had entered into a strategic global partnership involving mutual marketing and representation of products for imaging and treatment in the global radiation oncology business, the development of software interfaces between Siemens and Varian treatment systems and potential joint development of new products.

The CyberKnife System also competes directly with conventional linac based radiation therapy systems primarily from Elekta AB, BrainLAB AG, Mitsubishi Heavy Industries and Varian Medical Systems. At least one other company has announced that it is developing a product that, if introduced, would be directly competitive with the CyberKnife System. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. The CyberKnife System has not typically been used to perform traditional radiation therapy and therefore competition has been limited with conventional medical linacs that perform traditional radiation therapy. However, the CyberKnife VSI System, which we introduced in November of 2009, may be used to perform Robotic IMRT, an advanced method of traditional radiation therapy, which products of Elekta, Siemens and Varian are also capable of performing. The new CyberKnife M6 Series, which we introduced in October 2012, includes the option of a multi-leaf collimator (MLC) which may further the use of the CyberKnife system to perform radiation therapy. In October 2012, Varian announced a new line of C-arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife Systems. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures.

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

•                  Product and procedure coverage and reimbursement from third party payors, insurance companies and others;

•                  Availability of adequate coverage and reimbursement from third party payors, insurance companies and others for procedures performed using our systems;

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

We are highly dependent on the members of our senior management, operations and research and development staff. In October 2012, we hired a new CEO. We are unable to predict how the market and our customers may react to such a leadership change. Our future success will depend in part on our ability to retain these key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry, particularly in northern California and in Madison, Wisconsin, is intense, and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. It is increasingly difficult, time consuming and expensive to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. A significant portion of our compensation to our key employees is in the form of stock option grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain personnel in key positions, we may be unable to continue to grow our business successfully.

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

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. For example, on August 6, 2010, Best Medical International, Inc., or Best Medical, filed a lawsuit against Accuray in the U.S. District court for the Western District of Pennsylvania, claiming Accuray has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy, and on December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringes U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. The Court issued a Scheduling Order on May 12, 2011 appointing a special master for claim construction, and setting a claim construction hearing on January 10, 2012. Best Medical moved to voluntarily dismiss one of the two remaining patents on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent at issue in the case. The Court held a claim construction hearing on May 16, 2012, and the Company believes the court will issue a claim construction order sometime in December 2012 or January 2013. Best Medical is seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief.

In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Regardless of the merit of infringement claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds, if necessary, to continue our operations.

In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement. Required licenses may not be made available to us on acceptable terms or at all. If we were unable to obtain a license or successfully redesign our system, we might be prevented from selling our system. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, or a settlement or ongoing royalties. In these circumstances, we may be unable to sell our products at competitive prices or at all, and thus, our business and operating results could be harmed.

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

In addition, the October 2012 hurricane on the east coast of the United States, and other collateral events, including, among others, the damage to businesses, infrastructure, and delays in transportation, may have a direct negative impact on us or an indirect impact on us by affecting our employees, customers, or the overall economy in United States, and as a result, we may experience a reduction in demand for our products and services. We may experience delays in sales to potential customers and delays in installation schedules for, or cancellations of sales to, existing customers that may have been affected by the hurricane. If installation schedules are delayed or products are not accepted by our customers in a timely manner, our reported revenues may differ materially from expectations. As a result of these events, our revenue and our results of operations could be adversely affected.

If Compact Particle Acceleration Corporation (“CPAC”) is not able to achieve its goals, we may need to write down or write off our investment and outstanding receivables in CPAC.

Since April 2008, TomoTherapy has been an investor in CPAC to continue development of its research initiative for a compact proton therapy system for the treatment of cancer. CPAC has sought, and is continuing to seek, investments from third parties to support the development of this technology. On April 20, 2012, we entered into various transactions with CPAC and its other stockholders pursuant to which we invested $1.1 million and also converted the outstanding principal and accrued interest on our convertible promissory notes from CPAC for $1.3 million. The other stockholders in CPAC also invested $0.5 million and also converted their outstanding principal and accrued interest on the convertible promissory notes from CPAC for $3.6 million. In connection with the transactions, we terminated our option to purchase a portion of the CPAC stock held by other CPAC investors. We now have the option, upon the occurrence of certain events, to elect to either acquire CPAC or enter into a non-exclusive supply and distribution agreement for CPAC’s compact proton therapy products.  The triggers for the option becoming exercisable include CPAC achieving certain technical milestones or the CPAC board approving a proposal for the acquisition of CPAC. If Accuray were to elect the option to acquire CPAC, the acquisition price would be equal to the fair market value of CPAC at such time, as determined by one or more appraisers. At September 30, 2012, our equity investment in CPAC was $4.3 million and our outstanding receivables from CPAC were $2.6 million.

In the future, CPAC will require additional funding to continue its development efforts. We cannot be certain that CPAC will be able to obtain all of the additional financing required for this project on commercially reasonable terms or that the technology development will be successful. Even if CPAC is able to obtain financing and the technology development is successful, CPAC may not have the resources to commercialize the compact proton system, the market requirements may change such that commercialization is no longer feasible, or we may not be in a position to finance our option to purchase CPAC or to become a supplier or distributor of its technology. If any or all of these risks occur, we may need to write down or write off our investment and outstanding receivables in CPAC, which could adversely affect our business, financial condition and results of operations.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At September 30, 2012, we had $121.9 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions, consisting of money market funds and certificates of deposit. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

ACCURAY INCORPORATED

By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer

By:	/s/ Derek Bertocci
Derek Bertocci
Senior Vice President and Chief Financial Officer

Date:   November 8, 2012