Form 10-Q
period 2012-12-31
ACCURAY INC
filed 2013-02-06
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of January 25, 2013, there were 73,926,393 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended December 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	December 31, 2012	June 30, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$94,773	$143,504
Restricted cash	2,657	1,560
Accounts receivable, net of allowance for doubtful accounts of $1,327 and $1,700, respectively	63,468	67,890
Inventories	88,830	81,693
Prepaid expenses and other current assets	14,766	16,715
Deferred cost of revenue - current	7,509	4,896
Total current assets	272,003	316,258
Property and equipment, net	37,209	37,458
Goodwill	59,389	59,215
Intangible assets, net	36,317	49,819
Deferred cost of revenue - noncurrent	2,760	2,433
Other assets	7,957	7,987
Total assets	$415,635	$473,170
Liabilities and equity
Current liabilities:
Accounts payable	$20,668	$18,209
Accrued compensation	12,809	23,071
Other accrued liabilities	28,657	31,646
Customer advances - current	18,576	18,177
Deferred revenue - current	87,272	83,071
Total current liabilities	167,982	174,174
Long-term liabilities:
Long-term other liabilities	5,293	5,988
Deferred revenue - noncurrent	9,968	9,675
Long-term debt	81,565	79,466
Total liabilities	264,808	269,303
Commitment and contingencies (Note 5)
Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 and 100,000,000 shares; issued and outstanding: 73,920,824 and 71,864,268 shares at December 31 and June 30, 2012, respectively	74	72
Additional paid-in capital	418,008	409,143
Accumulated other comprehensive income	2,473	2,837
Accumulated deficit	(269,728)	(216,427)
Total stockholders’ equity	150,827	195,625
Non-controlling interest	—	8,242
Total equity	150,827	203,867
Total liabilities and equity	$415,635	$473,170

(1) The condensed consolidated balance sheet at June 30, 2012 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenue:
Products	$33,170	$63,802	$73,798	$119,976
Services	44,609	42,097	86,729	85,498
Other	—	524	—	1,400
Total net revenue	77,779	106,423	160,527	206,874
Cost of revenue:
Cost of products	18,564	32,800	42,573	71,173
Cost of services	32,589	33,177	67,652	70,526
Cost of other	—	203	—	504
Total cost of revenue	51,153	66,180	110,225	142,203
Gross profit	26,626	40,243	50,302	64,671
Operating expenses:
Selling and marketing	15,761	14,017	28,650	27,598
Research and development	17,239	18,283	35,813	37,401
General and administrative	15,892	13,395	28,734	28,083
Total operating expenses	48,892	45,695	93,197	93,082
Loss from operations	(22,266)	(5,452)	(42,895)	(28,411)
Other expense, net	(2,580)	(4,464)	(3,284)	(7,236)
Loss before provision for income taxes	(24,846)	(9,916)	(46,179)	(35,647)
Provision for income taxes	667	367	1,264	905
Loss from continuing operations	(25,513)	(10,283)	(47,443)	(36,552)

Loss from discontinued operations (Note 9):
Loss from operations of a discontinued variable interest entity	(1,400)	(1,908)	(3,505)	(3,722)
Impairment of indefinite lived intangible asset of discontinued variable interest entity	—	—	(12,200)	—
Loss from deconsolidation of a variable interest entity	(3,442)	—	(3,442)	—
Loss from discontinued operations, net of tax of $0	(4,842)	(1,908)	(19,147)	(3,722)
Loss from discontinued operations attributable to non-controlling interest	(1,184)	(1,804)	(13,289)	(3,377)
Loss from discontinued operations attributable to stockholders	(3,658)	(104)	(5,858)	(345)

Net loss attributable to stockholders	$(29,171)	$(10,387)	$(53,301)	$(36,897)

Loss per share attributable to stockholders
Basic and diluted - continuing operations	$(0.35)	$(0.15)	$(0.65)	$(0.52)
Basic and diluted - discontinued operations	$(0.05)	$—	$(0.09)	$—
Basic and diluted - net loss	$(0.40)	$(0.15)	$(0.74)	$(0.52)
Weighted average common shares used in computing loss per share
Basic and diluted	72,870	70,698	72,433	70,481

Net loss attributable to stockholders	$(29,171)	$(10,387)	$(53,301)	$(36,897)
Foreign currency translation adjustment	171	1,532	(364)	2,367
Comprehensive loss	$(29,000)	$(8,855)	$(53,665)	$(34,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash Flows From Operating Activities
Loss from continuing operations	$(47,443)	$(36,552)
Loss from discontinued operations	(19,147)	(3,722)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,920	16,521
Impairment of indefinite lived intangible asset	12,200	—
Share-based compensation	4,051	4,556
Accretion of interest on long-term debt	2,099	1,597
Provision for (recovery of) bad debt	(373)	1,342
Provision for write-down of inventories	408	1,020
Loss on disposal of property and equipment	391	166
Gain on previously held equity interest in Morphormics	(662)	—
Loss from deconsolidation of a variable interest entity	3,442	—
Changes in assets and liabilities:
Restricted cash	(1,050)	(335)
Accounts receivable	5,415	(15,036)
Inventories	(7,308)	12,104
Prepaid expenses and other assets	2,096	7,703
Deferred cost of revenue	(2,951)	(1,751)
Accounts payable	3,335	(16,974)
Accrued liabilities	(13,871)	(23,800)
Customer advances	49	(2,460)
Deferred revenue	3,588	17,204
Net cash used in operating activities	(41,811)	(38,417)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(9,207)	(3,900)
Purchase of intangible asset	(232)	—
Acquisition of business, net of cash acquired	(3,861)	(1,384)
Net cash used in investing activities	(13,300)	(5,284)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	5,147	2,030
Proceeds from debt, net of costs	—	96,100
Net cash provided by financing activities	5,147	98,130
Effect of exchange rate changes on cash and cash equivalents	1,233	(1,868)
Net increase (decrease) in cash and cash equivalents	(48,731)	52,561
Cash and cash equivalents at beginning of period	143,504	95,906
Cash and cash equivalents at end of period	$94,773	$148,467

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity, Compact Particle Acceleration Corporation (“CPAC”) until its deconsolidation on December 21, 2012 (for further information, see “Note 9, Investment in CPAC”). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the year ending June 30, 2013, for any other interim period or for any future year.

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

For the three and six months ended December 31, 2012 and 2011, there were no customers that represented 10% or more of total net revenue. At December 31, 2012 and June 30, 2012, there was one customer and two customers, respectively, whose accounts receivable balances were 10% or more of the Company’s total accounts receivable.

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

Revenue Recognition

The Company earns revenue from the sale of products, the operation of its shared ownership program, and the provision of related services, which include post-contract customer support (“PCS”), installation services, training and other professional services. The Company records its revenues net of any value added or sales tax. For arrangements with multiple elements, the Company allocates arrangement fees to product and services based upon Vendor Specific Objective Evidence of fair value of the respective elements, or Third-Party Evidence, or Best Estimate of Selling Price using the relative selling price method.

Product Revenue

The majority of product revenue is normally generated from sales of CyberKnife and TomoTherapy systems. The Company sells its systems with PCS contracts, installation services, training, and at times, professional services. PCS contracts provide planned and corrective maintenance services, software updates, bug fixes, as well as call-center support. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery.

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

Loss Per Share

Basic and diluted loss per share is computed by dividing loss attributable to stockholders by the weighted average number of common shares outstanding during the period. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSUs), Market Stock Units (MSUs) and Performance-based Stock Units (PSUs), and the purchase of shares under the Employee Stock Purchase Plan (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share attributable to stockholders follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Loss from operations used in computing loss per share from continuing operations	$(25,513)	$(10,283)	$(47,443)	$(36,552)
Loss from discontinued operations used in computing loss per share from discontinued operations	$(3,658)	$(104)	$(5,858)	$(345)
Net loss used in computing net loss per share	$(29,171)	$(10,387)	$(53,301)	$(36,897)
Denominator:
Weighted average shares used in computing basic loss per share	72,870	70,698	72,433	70,481
Add: Dilutive stock options and awards outstanding	—	—	—	—
Weighted average shares used in computing diluted loss per share	72,870	70,698	72,433	70,481

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2012	2011
Stock options	6,911	8,115
RSUs, MSUs and PSUs	2,581	2,105
3.75% Convertible Notes	10,560	10,560
	20,052	20,780

The 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Americas	$35,079	$54,262	$70,890	$103,111
Europe, Middle East, India and Africa	27,838	25,330	52,956	53,945
Asia (excluding Japan)	5,537	19,715	20,658	35,872
Japan	9,325	7,116	16,023	13,946
Total	$77,779	$106,423	$160,527	$206,874

2. Balance Sheet Components

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,	June 30,
	2012	2012
Accounts receivable	$64,422	$69,285
Unbilled fees and services	373	305
	64,795	69,590
Less: Allowance for doubtful accounts	(1,327)	(1,700)
Accounts receivable, net	$63,468	$67,890

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year totaled $2.9 million and $2.5 million at December 31, 2012 and June 30, 2012, respectively and are included in Other Assets in the condensed consolidated balance sheets. There was no balance in the allowance for doubtful financing receivable accounts related to financing receivables as of December 31, 2012 and June 30, 2012.

Inventories

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2012	2012
Raw materials	$38,071	$34,579
Work-in-process	21,644	16,547
Finished goods	29,115	30,567
Inventories	$88,830	$81,693

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,
	2012	2012
Furniture and fixtures	$6,515	$5,921
Computer and office equipment	9,520	9,126
Software	9,445	9,429
Leasehold improvements	16,842	16,065
Machinery and equipment	31,843	33,493
Shared ownership systems	4,979	4,979
Construction in progress	7,928	3,787
	87,072	82,800
Less: Accumulated depreciation	(49,863)	(45,342)
Property and equipment, net	$37,209	$37,458

Depreciation expense related to property and equipment for the three and six months ended December 31, 2012 was $3.9 million and $8.0 million, respectively. Depreciation expense related to property and equipment for the three and six months ended December 31, 2011 was $4.1 million and $8.3 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months
	Ended	Year Ended
	December 31,	June 30,
	2012	2012
Balance at the beginning of the period	$59,215	$54,474
Addition related to acquisition	77	—
Currency translation and other adjustments	97	—
Adjustments related to prior year acquisition (1)	—	4,741
Balance at the end of the period	$59,389	$59,215

(1)  Primarily represents liabilities related to the TomoTherapy acquisition.

Intangible Assets

The Company’s intangible assets associated with completed acquisitions at December 31, 2012 and June 30, 2012 are as follows (in thousands):

		December 31, 2012			June 30, 2012
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)
Developed technology	5 - 6	$48,556	$(13,107)	$35,449	$43,455	$(9,161)	$34,294
Backlog	1.25	10,500	(10,500)	—	10,500	(8,867)	1,633
Distributor license	1.5 - 2.5	2,070	(1,202)	868	1,860	(768)	1,092
In-process research and development (CPAC)	Indefinite	—	—	—	12,800	—	12,800
		$61,126	$(24,809)	$36,317	$68,615	$(18,796)	$49,819

Prior to the deconsolidation of CPAC on December 21, 2012 (see Note 9), the Company had noted certain impairment triggers based on results of research and development work carried out by CPAC. As a result, based on projected future usage of the in-process research and development (“IPR&D”) technology by CPAC, an impairment charge of $12.2 million was recorded during the three months ended September 30, 2012.  The Company did not identify any impairment triggers on goodwill or any of its other definite-lived intangible and long-lived assets.

Amortization expense related to intangible assets for the three and six months ended December 31, 2012 was $2.2 million and $6.0 million, respectively. Amortization expense related to intangible assets for the three and six months ended December 31, 2011 was $4.1 million and $8.2 million, respectively.

The estimated future amortization expense of purchased intangible assets as of December 31, 2012 is as follows (in thousands):

Year Ending June 30,	Amount
2013 (remaining 6 months)	$4,412
2014	8,388
2015	7,953
2016	7,953
2017	7,568
Thereafter	43
$36,317

4. Financial Instruments

The following tables summarize the fair value of financial instruments measured on a recurring basis as of December 31, 2012 and June 30, 2012 (in thousands):

	Fair value measurement using
Type of instrument and line item in condensed consolidated balance sheets	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total balance

Assets at December 31, 2012
Money market funds - included in cash and cash equivalents	$20,086	$—	$—	$20,086
Certificate of deposits - included in cash and cash equivalents	$9,139	$—	$—	$9,139

Assets at June 30, 2012
Money market funds - included in cash and cash equivalents	$40,068	$—	$—	$40,068
Certificate of deposits - included in cash and cash equivalents	$6,742	$—	$—	$6,742

The following tables summarize the fair value of financial instruments that are not measured on a recurring basis as of December 31, 2012 and June 30, 2012 (in thousands):

	Fair value measurement using
Type of instrument and line item in condensed consolidated balance sheets	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total balance

At December 31, 2012
Long-term debt	$—	$100,400	$—	$100,400

At June 30, 2012
Long-term debt	$—	$101,400	$—	$101,400

The long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the 3.75% Convertible Notes is not readily available.

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

Best Medical Patent Litigation

On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. On December 2, 2010, the Court granted the Company’s motion to dismiss, with leave to amend. On December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringed U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. The Court issued a Scheduling Order on May 12, 2011 appointing a special master for claim construction, and setting a claim construction hearing on January 10, 2012. Best Medical moved to voluntarily dismiss one of the two remaining patent claims on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent (U.S. Patent No. 6,038,283) at issue in the case. The Court held a claim construction hearing on May 16, 2012. On January 10, 2013, the Court issued the claim construction order and a mandatory mediation will occur in March 2013. Best Medical is seeking declaratory and injunctive relief, as well as unspecified compensatory and treble damages and other relief. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case on May 19, 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court granted the Company’s motion for sanctions, in part, and gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary System’s amended complaint and set a calendar for discovery. At this time, the Company does not have enough information to estimate what, if any, financial impact this claim will have.

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

On October 28, 2011, RSS filed a new complaint against the Company and a customer of the Company in the United States District Court for the Northern District of Illinois, Eastern Division. The new complaint repeats the original complaint’s allegations against the Company and seeks unspecified monetary damages for the alleged infringement. The complaint further alleges that the customer directly and indirectly infringes the ‘848 patent, and seeks unspecified monetary damages for the alleged infringement. RSS also filed individual suits against each of Varian and Elekta and several of their respective customers. RSS served the complaint on Accuray and its customer on December 7, 2011. On January 30, 2012 the Company filed a motion to dismiss the complaint, and the Court heard oral argument for the motion on June 29, 2012. On August 21, 2012, the court granted the Company’s motion in part and gave RSS leave to amend the complaint. On September 21, 2012, RSS filed an amended complaint. On November 2, 2012, the Company and RSS entered into a settlement agreement, under which the Company paid $150,000 to resolve all outstanding claims.

Accuray Securities Complaint

On November 1, 2012, a complaint was filed in Santa Clara County Superior Court purportedly on behalf of a class of shareholders seeking to enjoin the shareholder vote to be held at our annual meeting scheduled for November 30, 2012. The complaint named as defendants the Company and the members of the board of directors and alleged that the disclosures in the proxy statement for the annual meeting concerning the advisory vote on executive compensation and the proposal to amend the certificate of incorporation to increase the number of authorized shares are inadequate and constitute a breach of fiduciary duty. In addition to an injunction, the complaint sought unspecified monetary damages and other relief. The annual meeting was held on November 30, 2012. On December 28, 2012, the plaintiffs requested dismissal of the case from the court without prejudice, which was granted on January 3, 2013.

Sarif Biomedical Patent Litigation

On January 28, 2013 Sarif Biomedical filed a patent infringement complaint in the United States District Court for Delaware. The complaint alleges the Company’s CyberKnife system directly infringes U.S. Patent No. 5,755,725, or the ‘725 Patent, and seeks unspecified monetary damages for the alleged infringement. At this time, we do not have enough information to estimate what, if any, financial impact this claim will have.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2012.

6. Acquisition

On July 16, 2012, the Company acquired the remaining 90% of the outstanding shares of Morphormics, Inc. (“Morphormics”), a privately-held developer of medical imaging software based in North Carolina. The purpose of this acquisition was to enable the Company to extend auto-contouring capabilities for both the CyberKnife and TomoTherapy systems to improve disease specific workflows. The Company previously held 10% of the outstanding shares of Morphormics which was carried at zero value prior to the acquisition and re-measured to its acquisition-date fair value of $0.7 million based on the fair value of the consideration transferred. The acquisition has been accounted for as a business combination using purchase accounting and Morphormics’ results of operations are included in the condensed consolidated financial statements from July 16, 2012. The acquisition was not considered a material business combination and was funded through cash on-hand. As per the acquisition agreement, $0.9 million of the purchase consideration is to be paid on April 16, 2013 and is included in other accrued liabilities in the condensed consolidated balance sheet at December 31, 2012. The Company has not incurred material severance or acquisition-related costs.

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

Pro forma results of operations for the acquisition have not been presented because they are not material to the Company’s condensed consolidated statements of operations and comprehensive loss, balance sheets, or cash flows.

7. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Cost of revenue	$319	$437	$566	$995
Selling and marketing	327	151	547	380
Research and development	477	567	993	1,169
General and administrative	1,173	792	1,945	2,012
	$2,296	$1,947	$4,051	$4,556

At December 31, 2012 and June 30, 2012, capitalized share-based compensation expenses of $0.5 million and $0.4 million, respectively, were included as a component of inventories.

Performance-Based Awards

During fiscal 2012, the Compensation Committee of the Board of Directors of the Company approved the granting of PSUs to employees of the Company which vest only upon meeting certain financial performance criteria during the performance period commencing on the first day of the Company’s 2012 fiscal year and ending on the last day of the Company’s 2013 fiscal year. If the PSUs do not become vested as a result of the Company’s performance during the performance period, all PSUs are automatically forfeited by the participants effective as of the last day of the performance period. During fiscal 2012, approximately 1.0 million PSUs were granted to employees valued at approximately $3.9 million which was based on the fair value of the Company’s common stock on the grant date and will be recognized over the requisite performance period based on management’s assessment of the probability of achieving the performance criteria. Approximately 0.7 million PSUs are outstanding as of December 31, 2012.

As of December 31, 2012, management assessed that it was not probable that the performance criteria would be met during the performance period and accordingly, no compensation cost has been recognized for the PSUs to date or during the three months ended December 31, 2012. If in a future period management revises its assessment and concludes that it is probable that the performance criteria will be met, the Company will record a cumulative catch-up compensation charge for the PSUs in that period. Remaining compensation charges would be recognized ratably over the remaining performance period.

Market Stock Unit (“MSU”) program

In October 2012, the Compensation Committee approved a new performance equity program, referred to as the market stock unit program (“MSU Program”). The program uses the Russell 2000 index as a performance benchmark and requires that the Company’s total stockholder return exceed that of the Russell 2000. Based on a sliding scale of how much the Russell 2000 benchmark is exceeded, participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods, one at the end of fiscal 2014 and another at the end of fiscal 2015. During the three months ended December 31, 2012, 0.2 million MSUs were granted to participating executives. The MSUs were valued at approximately $1.2 million based on a Monte-Carlo simulation on the grant date and will be recognized over a weighted average period of 2.1 years.

8. Debt

On August 1, 2011, the Company issued the 3.75% Convertible Notes to certain qualified institutional buyers or QIBs. The 3.75% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the $100 million offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $96.1 million. The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The 3.75% Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The 3.75% Convertible Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

The 3.75% Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.75% Convertible Notes may convert their 3.75% Convertible Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date.  Prior to May 1, 2016, holders of the 3.75% Convertible Notes may convert their 3.75% Convertible Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of the Company’s common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the “Note Measurement Period”) in which the trading price per $1,000 principal amount of 3.75% Convertible Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; (3) if the Company calls any or all of the 3.75% Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the 3.75% Convertible Notes, the Company will have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company’s election. At any time on or prior to the 33rd business day immediately preceding the maturity date, the Company may irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company’s conversion obligation or (b) pay cash up to the aggregate principal amount of the 3.75% Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 3.75% Convertible Notes being converted. The initial conversion rate is 105.5548 shares of the Company’s common stock per $1,000 principal amount of 3.75% Convertible Notes (which represents an initial conversion price of approximately $9.47 per share of the Company’s common stock). The conversion rate, and thus the conversion price, are subject to adjustment as further described below.

Holders of the 3.75% Convertible Notes who convert their 3.75% Convertible Notes in connection with a “make-whole fundamental change”, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, as defined in the Indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their 3.75% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

On or after August 1, 2014 and prior to the maturity date, the Company may redeem for cash all or a portion of the 3.75% Convertible Notes if the closing sale price of its common stock exceeds 130% of the applicable conversion price (the initial conversion price is approximately $9.47 per share of common stock) of such 3.75% Convertible Notes for at least 20 trading days during any consecutive 30 trading-day period (including the last trading day of such period).

In accordance with Accounting Standards Codification (“ASC”) 470-20 Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the 3.75% Convertible Notes. The principal amount of the liability component of the 3.75% Convertible Notes was $75.9 million as of the date of issuance based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component will be accreted to the principal amount of the 3.75% Convertible Notes using the effective interest method over five years.

The following table presents the carrying value of the 3.75% Convertible Notes as of December 31, 2012 (in thousands):

Carrying amount of the equity conversion component	$23,189

Principal amount of the 3.75% Convertible Notes	$100,000
Unamortized debt discount (1)	(18,435)
Net carrying amount	$81,565

(1)As of December 31, 2012, the remaining period over which the unamortized debt discount will be amortized is 43 months.

A summary of interest expense and effective interest rate on the liability component related to the 3.75% Convertible Notes for the three and six months ended December 31, 2012 and 2011 was as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Effective interest rate	10.0%	10.0%	10.0%	10.0%
Interest expense related to contractual interest coupon	$937	$938	$1,875	$1,563
Interest expense related to amortization of debt discount	1,058	959	2,099	1,597
Total interest expense recognized	$1,995	$1,897	$3,974	$3,160

9. Investment in CPAC

On December 21, 2012, the Company and CPAC entered into a Purchase Agreement (the “Purchase Agreement”), whereby all the equity and debt investments held by the Company in CPAC were purchased by CPAC for a nominal consideration. Additionally, the Company assigned all its rights to the Dielectric Wall Accelerator (“DWA”) technology licensed from Lawrence Livermore National Security, LLC to CPAC. As a result of the Purchase Agreement, the Company has concluded that it is no longer the primary beneficiary of CPAC since it does not have any variable interests in that entity. Accordingly, the Company has deconsolidated CPAC and recorded a loss of $3.4 million during the three and six months ended December 31, 2012 due to the write-down of the carrying value of CPAC’s net liabilities, the write-off of the receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded during the three and six months ended December 31, 2012 and 2011 have been disclosed as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

10. Restructuring and Severance Charges

During December 2012, the Company vacated an office facility and recorded a charge of $1.4 million in general and administrative expenses during the three months ended December 31, 2012 for the remaining lease obligations on the facility, net of estimated sub-lease income. The Company also recorded a charge of $0.3 million in general and administrative expenses during the three months ended December 31, 2012 related to the disposition of certain fixed assets and leasehold improvements at this facility.

During the three months ended December 31, 2012, the Company also recorded severance related charges of $2.2 million in general and administrative expenses due to the departure of Dr. Euan S. Thomson (former Chief Executive Officer), Mr. Chris Raanes (former Chief Operating Officer) and certain other employees.

11. Subsequent Events

Restructuring

On January 3, 2013, the Company announced a restructuring of operations to focus on improving commercial execution and position the Company to support sustainable revenue growth and profitability. The restructuring reduced staffing by approximately 13 percent and was most heavily concentrated in the United States. As a result of the restructuring, the Company expects to record a charge of $3 million to $4 million, most of which will be recorded in the third quarter of fiscal 2013.

Proposed Financing

On February 6, 2013, the Company announced its intention to engage in a financing pursuant to Rule 144A under the Securities Act of 1933, as amended.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2012 and results of operations for the three and six months ended December 31, 2012 and 2011 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: expectations related to profitability and cash flows in fiscal 2013; sufficiency of cash resources and expected cash flows to fund future operations; expected uses of cash during fiscal 2013; the anticipated drivers of our future capital requirements; the impact of our prior sales reorganization on sales performance, particularly in the United States; the expected impact of and benefits from our recent restructuring of operations; anticipated increases in service revenue; the ongoing impact of purchase accounting adjustments; our expectations regarding the factors that will impact sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our expectations regarding the impact on our revenues and business of the introduction of our new CyberKnife and TomoTherapy Systems; and the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including risks detailed from time to time under the heading “Risk Factors” in Part II, Item 1A of this report, Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2012, and Part II, Item 1A of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2012. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We believe we are a leading radiation oncology company with a history of rapid innovations. Our leading edge technologies are designed specifically to deliver radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy and adaptive radiation therapy that is tailored to the specific needs of each patient. Our suite of products includes the CyberKnife® Systems and the TomoTherapy® Systems. The systems are generally complementary offerings, serving generally separate patient populations treated by the same medical specialty.

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. They are the only dedicated, full body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It allows for the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently represents only a small portion of the patients who develop tumors treatable with CyberKnife Systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, given the CyberKnife Systems’ design to treat focal tumors, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse, wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic disease, like leukemias and lymphomas, which are not localized to an organ, but rather involve cells throughout the body.

In October 2012, we formally introduced two new versions of our technology platforms: the CyberKnife M6 Series and the TomoTherapy H Series. We expect that these new platforms will drive future orders and revenue growth. Due to an aggressive product development and launch plan as well as certain manufacturing and supply issues affecting the new CyberKnife M6 Series with the Multileaf Collimator, or MLC, including low manufacturing yields with the MLC, we have experienced, and may continue to experience, delays in new orders and sales of these systems, which has had and may continue to have an adverse impact on our revenue levels and our business. Further continuation of these manufacturing and supply issues or the occurrence of new manufacturing and supply issues with either the CyberKnife M6 Series or the TomoTherapy H Series may adversely affect market acceptance of these new systems and negatively impact our revenue and our overall business.

We believe that the long term success of the CyberKnife System is dependent on a number of factors including the following:

•                  Adoption of our recently introduced new CyberKnife platform;

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

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. We began selling TomoTherapy Systems after our acquisition of TomoTherapy Incorporated on June 10, 2011. Radiation therapy is used in a variety of ways, often to treat tissue surrounding a tumor area after surgical removal of the tumor and also as the primary treatment for tumors. Radiation therapy treatments impact both cancer cells as well as healthy tissue; therefore the total prescribed radiation dose is divided into many fractions and delivered in an average of 25 to 35 treatment sessions over several weeks. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. Large companies, including Varian Medical Systems, Inc. and Elekta AB, generate most of the sales in this market. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales in this established market will be influenced by a number of factors including the following:

•                  Adoption of our recently introduced new TomoTherapy platform and receipt of regulatory clearances associated with such new platform;

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

Sale of Our Products

Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a signed sales contract that meets our backlog criteria, generally spans six months to two years. The time from receipt of a signed contract to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system. This time varies significantly, generally from six to twenty-four months.

In the United States, we market to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we market to customers in over 80 countries directly and through distributors. We have sales and service offices in Japan and many countries in Europe and Asia.

The following table shows the number of systems installed by geographic region as of December 31, 2012:

	CyberKnife	TomoTherapy	Total
Americas	158	217	375
Europe, Middle East, India and Africa	60	97	157
Asia (excluding Japan)	33	57	90
Japan	23	32	55
Total	274	403	677

International sales of our products account for a significant and growing portion of our total net revenue. Revenue derived from sales outside of the United States was $42.7 million and $52.2 million for the three months ended December 31, 2012 and 2011, respectively, and represented 55% and 49% of our net sales during these periods, respectively. Revenue derived from sales outside of the United States was $89.6 million and $103.8 million for the six months ended December 31, 2012 and 2011, respectively, and represented 56% and 50% of our net sales during these periods, respectively.

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

For orders that cover both products and services, only the portion of the order that is recognized as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, PCS) is not included in reported backlog. Additionally, orders for TomoTherapy Systems made on or before June 30, 2011, that met the historical TomoTherapy backlog criteria have been grandfathered into, and are included in, our backlog, with the exception of orders that would have “aged out” as of June 30, 2011. TomoTherapy previously did not have an “age out” criteria, so we have adjusted the TomoTherapy backlog to age out orders where 2.5 years have passed from the time the order entered TomoTherapy’s backlog. As of December 31, 2012, product only backlog was $279.0 million as compared to $276.8 million as of December 31, 2011.

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

Results of Continuing Operations

Three and six month periods ended December 31, 2012 compared to three and six month periods ended December 31, 2011

Net Revenue

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
Products	$33,170	$63,802	$(30,632)	-48%	$73,798	$119,976	$(46,178)	-38%
Services	44,609	42,097	2,512	6%	86,729	85,498	1,231	1%
Other	—	524	(524)	-100%	—	1,400	(1,400)	-100%
Net Revenue	$77,779	$106,423	$(28,644)	-27%	$160,527	$206,874	$(46,347)	-22%

Total revenues during the three months ended December 31, 2012 decreased by 27% from the three months ended December 31, 2011 primarily due to lower product revenues.  We recognized revenues on 11 units during the three months ended December 31, 2012 as compared to 24 units during the three months ended December 31, 2011. This resulted in decreases in product revenues by $30.8 million during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. Additionally, product upgrade revenues decreased by $2.0 million during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The decreases were partially offset by $2.1 million of higher revenues during the three months ended December 31, 2012 resulting from a decrease in revenue deferrals for units sold with extended payment terms as compared to the three months ended December 31, 2011.

Total revenues during the six months ended December 31, 2012 decreased by 22% from the six months ended December 31, 2011 primarily due to lower product revenues. We recognized revenues on 26 units during the six months ended December 31, 2012 as compared to 48 units during the six months ended December 31, 2011. This resulted in decreases in product revenues by $50.2 million during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011. Additionally, product upgrade revenues decreased by $2.0 million during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011. The decreases were partially offset by $4.4 million of higher revenues during the six months ended December 31, 2012 resulting from a decrease in revenue deferrals for units sold with extended payment terms as compared to the six months ended December 31, 2011.

Services revenues during the three and six months ended December 31, 2012 increased by $2.5 million and $1.2 million, respectively, from the three and six months ended December 31, 2011. Service revenues during the three and six months ended December 31, 2011 included $3.7 million and $8.8 million, respectively, of service revenues arising from purchase accounting adjustments related to the TomoTherapy acquisition which was completed in June 2011. Such purchase accounting adjustments were not material during the three and six months ended December 31, 2012. Excluding such adjustments, service revenues increased by $6.2 million and $9.9 million, respectively, during the three and six months ended December 31, 2012 as compared to the three and six months ended December 31, 2011 due to increases in our installed base. We expect our service revenue to increase as our installed base continues to grow.

Gross Profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net
	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)
Gross profit	$26,626	34.2%	$40,243	37.8%	$50,302	31.3%	$64,671	31.3%
Products	14,606	44.0%	31,002	48.6%	31,225	42.3%	48,803	40.7%
Services	12,020	26.9%	8,920	21.2%	19,077	22.0%	14,972	17.5%
Other	—	0.0%	321	61.3%	—	0.0%	896	64.0%

The overall gross profit margin during the three months ended December 31, 2012 declined by 3.6 percentage points as compared to the three months ended December 31, 2011. Product margins were lower during the three months ended December 31, 2012 primarily due to higher cost of units sold, partially offset by the favorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011. Service margins were higher during the three months ended December 31, 2012 primarily due to improvements in the reliability of the TomoTherapy Systems leading to reduced parts usage, partially offset by the unfavorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011.

The overall gross profit margin percentage during the six months ended December 31, 2012 remained relatively unchanged as compared to the six months ended December 31, 2011. Product margins were higher during the six months ended December 31, 2012 primarily due to the favorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011. This was partially offset by higher cost of units sold during the six months ended December 31, 2012. Service margins were higher during the six months ended December 31, 2012 primarily due to improvements in the reliability of the TomoTherapy Systems, partially offset by the unfavorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011.

In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. These included the write-up of inventory based on selling price rather than cost of manufacturing, the write-down of deferred product revenue, the write-up of deferred service revenue, and the recording of intangible assets related to developed technology and to backlog existing at the time of the acquisition. On the acquisition date, deferred service and product revenues were valued at cost plus a reasonable margin. Purchase accounting adjustments increased gross profits for the three months ended December 31, 2011 by $0.1 million as follows: Product revenues were reduced by $0.1 million while product cost of revenues was increased by $4.5 million; Services revenues were increased by $3.7 million while services cost of revenues was decreased by $1.1 million. Purchase accounting adjustments reduced gross profit for the six months ended December 31, 2011 by $9.1 million as follows: Product revenues were reduced by $0.6 million, while product cost of revenues was increased by $15.9 million; Services revenues were increased by $8.8 million while services cost of revenues was increased by $1.4 million. Purchase accounting adjustments reduced gross profit for the three and six months ended December 31, 2012 by $1.6 million and $5.2 million, respectively, resulting primarily from the increases in product cost of revenues by $1.7 million and $5.1 million, respectively. The impact of purchase accounting adjustments, other than the amortization of intangible assets assigned to developed technology, are expected to be significantly smaller during the rest of fiscal 2013 and subsequent years.

Selling and Marketing

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
Selling and marketing	$15,761	$14,017	$1,744	12%	$28,650	$27,598	$1,052	4%
Percentage of net revenue	20.3%	13.2%			17.8%	13.3%

Selling and marketing expenses increased by $1.7 million during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 primarily due to higher tradeshow, advertising and consulting related expenses of $2.6 million related to the introduction of two new products at an industry trade show in October 2012, partially offset by lower compensation related costs of $1.1 million due to cost control initiatives.

Selling and marketing expenses increased by $1.1 million during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 primarily due to higher tradeshow, advertising and consulting related expenses of $2.3 million related to the introduction of two new products at an industry trade show in October 2012, and facilities and information technology related expenses of $0.5 million, partially offset by lower compensation related costs of $0.9 million and travel related expenses of $0.8 million due to cost control initiatives.

Research and Development

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
Research and development	$17,239	$18,283	$(1,044)	-6%	$35,813	$37,401	$(1,588)	-4%
Percentage of net revenue	22.2%	17.2%			22.3%	18.1%

Research and development expenses decreased by $1.0 million during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 primarily due to decreases in project related costs of $0.7 million and compensation related costs of $0.3 million due to cost control initiatives and reduction in development related activities since the two new product introductions at an industry trade show in October 2012.

Research and development expenses decreased by $1.6 million during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 primarily due to decreases in project related costs of $1.8 million due to cost control initiatives and reduction in development related activities since the two new product introductions at an industry trade show in October 2012.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
General and administrative	$15,892	$13,395	$2,497	19%	$28,734	$28,083	$651	2%
Percentage of net revenue	20.4%	12.6%			17.9%	13.6%

General and administrative expenses increased by $2.5 million during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 primarily due to $2.2 million of severance charges incurred for the departure of our former CEO,  COO and other employees and $1.7 million related to lease acceleration and fixed asset disposal charges from vacating an office facility during the three months ended December 31, 2012. This was partially offset by lower consulting, legal and accounting related expenses of $0.9 million and operational expenses of $0.3 million due to cost control initiatives.

General and administrative expenses increased by $0.7 million during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 primarily due to $2.2 million of severance charges incurred for the departure of our former CEO,  COO and other employees and $1.7 million related to lease acceleration and fixed asset disposal charges from vacating an office facility during the six months ended December 31, 2012. This was partially offset by lower consulting, legal and accounting related expenses of $2.4 million and compensation and travel related expenses of $1.1 million due to cost control initiatives.

Other Expense, Net

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
Other expense, net	$(2,580)	$(4,464)	$1,884	-42%	$(3,284)	$(7,236)	$3,952	-55%

Net other expense decreased by $1.9 million during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. During the three months ended December 31, 2012, we recognized net other expense of $2.6 million primarily due to $2.2 million of interest expenses related to our 3.75% Convertible Note and $0.6 million of foreign currency losses primarily resulting from the depreciation of the Japanese Yen against the U.S. Dollar. During the three months ended December 31, 2011, we recognized net other expense of $4.5 million primarily due to $2.3 million of foreign currency losses resulting primarily from the depreciation of the Euro against the U.S. Dollar and $2.0 million of interest expenses related to our 3.75% Convertible Note.

Net other expense decreased by $4.0 million during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011. During the six months ended December 31, 2012, we recognized net other expense of $3.3 million primarily due to $4.3 million of interest expenses related to our 3.75% Convertible Note partially offset by a $0.7 million gain on our previously held equity interest in Morphormics, Inc., resulting from our acquisition of Morphormics on July 16, 2012 and $0.3 million of foreign currency gains. During the six months ended December 31, 2011, we recognized net other expense of $7.2 million primarily due to $3.8 million of foreign currency losses and $3.4 million of interest expenses related to our 3.75% Convertible Note, which was issued on August 1, 2011.

Provision for Incomes Taxes

	Three Months Ended				Six Months Ended
	December 31,			Variance in	December 31,			Variance in
(Dollars in thousands)	2012	2011	Variance	Percent	2012	2011	Variance	Percent
Provision for income taxes	$667	$367	$300	82%	$1,264	$905	$359	40%
Percentage of loss before provision for income taxes	-2.8%	-3.7%			-2.8%	-2.5%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. Income tax expenses were $0.7 million and $1.3 million for the three and six months ended December 31, 2012 respectively, compared to income tax expenses of $0.4 million and $0.9 million for the three and six months ended December 31, 2011 respectively. The increases were primarily due to increased earnings in international locations.

Loss from Discontinued Operations

The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded during the three and six months ended December 31, 2012 and 2011 have been disclosed as discontinued operations.

Impairment of Indefinite Lived Intangible Assets

We incurred $12.2 million of impairment charges related to the write-down of our in-process research and development (IPR&D) asset during the first quarter of fiscal 2013, based on results of research and development work carried out by CPAC, then a variable interest entity consolidated by us. See Note 3, “Goodwill and Intangible Assets” for details.

Loss from Deconsolidation of CPAC

On December 21, 2012, the Company and CPAC entered into a Purchase Agreement, whereby all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. Additionally, we assigned all our rights to the DWA technology licensed from Lawrence Livermore National Security, LLC to CPAC. As a result of the Purchase Agreement, we concluded that we are no longer the primary beneficiary of CPAC since we do not have any variable interests in that entity. Accordingly, we have deconsolidated CPAC and recorded a loss of $3.4 million during the three and six months ended December 31, 2012 due to the write-down of the carrying value of CPAC’s net liabilities, the write-off of the receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received.

Equity Awards

Performance-based Awards

During fiscal 2012, the Compensation Committee of our Board of Directors of the Company approved the granting of Performance-Based Stock Units (“PSUs”) to employees of the Company which vest only upon meeting certain financial performance criteria during the performance period commencing on the first day of our 2012 fiscal year and ending on the last day of our 2013 fiscal year. In the event that the PSUs do not become vested as a result of the Company’s performance during the performance period, all PSUs are automatically forfeited by the participants effective as of the last day of the performance period. During fiscal 2012, approximately 1.0 million PSUs were granted to employees valued at approximately $3.9 million which was based on the fair value of the Company’s common stock on the grant date and will be recognized over the requisite performance period based on our assessment of the probability of achieving the performance criteria. Approximately 0.7 million PSUs are outstanding as of December 31, 2012.

As of December 31, 2012, we have assessed that it was not probable that the performance criteria would be met during the performance period and accordingly, no compensation cost has been recognized for the PSUs to date or during the three months ended December 31, 2012. If in a future period management revises its assessment and concludes that it is probable that the performance criteria will be met, we will record a cumulative catch-up compensation charge for the PSUs in that period. Remaining compensation charges for the PSUs would be recognized ratably over the remaining performance period.

Market Stock Unit (“MSU”) program

In October 2012, the Compensation Committee approved a new performance equity program, referred to as the market stock unit program (“MSU Program”). The program uses the Russell 2000 index as a performance benchmark and requires that the Company’s total stockholder return exceed that of the Russell 2000. Based on a sliding scale of how much the Russell 2000 benchmark is exceeded, participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods, one at the end of fiscal 2014 and another at the end of fiscal 2015. During the three months ended December 31, 2012, 0.2 million MSUs were granted to participating executives. The MSUs were valued at approximately $1.2 million based on a Monte-Carlo simulation on the grant date and will be recognized over a weighted average period of 2.1 years.

Liquidity and Capital Resources

At December 31, 2012, we had $94.8 million in cash and cash equivalents. We expect to use cash for the balance of fiscal 2013 driven primarily by operating losses and capital expenditures. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A titled “Risk Factors” of Form 10-K for the year ended June 30, 2012. Also refer to Note 8, “Debt” to the condensed consolidated financial statements for discussion of the 3.75% Convertible Notes and Note 11, “Subsequent Events” for discussion of our announcement on February 6, 2013 regarding our intention to engage in a financing pursuant to Rule 144A under the Securities Act of 1933, as amended. Based on our current business and financial plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

Cash Flows From Operating Activities

Net cash used in operating activities was $41.8 million for the six months ended December 31, 2012 which was attributable to a net loss of $66.6 million, comprised of $47.4 million from continuing operations and $19.1 million from discontinued operations, and cash used for working capital purposes of $10.7 million. This was partially offset by $35.5 million of non-cash charges, which primarily included depreciation and amortization expenses of $13.9 million, $12.2 million of impairment charges related to in-process research and development assets,  share-based compensation expenses of $4.1 million, loss on deconsolidation of CPAC of $3.4 million and accretion of interest expense on the 3.75% Convertible Notes of $2.1 million. Cash used for working capital was primarily attributed to increases in inventory balances of $7.3 million due to delays in manufacturing newly introduced products and decreases in accrued liabilities of $13.9 million due to payment of bonuses, reduction of compensation related accruals, payments for inventory buy-back obligations and other liabilities. This was partially offset by decreases in accounts receivable of $5.4 million due to lower billings, increases in deferred revenue of $3.6 million and increases in accounts payable of $3.3 million due to timing of vendor payments.

Net cash used in operating activities was $38.4 million for the six months ended December 31, 2011 which was attributable to net loss of $40.3 million, comprised of $36.6 million from continuing operations and $3.7 million from discontinued operations, and cash used for working capital purposes of $23.3 million, offset by $25.2 million of non-cash charges. Cash used for working capital was primarily attributed to increases in account receivable of $15.0 million due to higher billings, decreases in accounts payable of $17.0 million due to timing of vendor payments and decreases in accrued liabilities of $23.8 million due to payments for acquisition related, value-added tax related, and other liabilities, and partially offset by cash flow from decreases in inventory balances of $12.1 million due to usage and increases in deferred revenues of $17.2 million due to increased shipments and billings. Non-cash charges primarily included $16.5 million of depreciation and amortization expenses, $4.6 million of share-based compensation expense, accretion of interest expense on the 3.75% Convertible Notes of $1.6 million, $1.3 million for provision for bad debts and $1.0 million for provision for write-down of inventories.

Cash Flows From Investing Activities

Net cash used in investing activities was $13.3 million for the six months ended December 31, 2012, which primarily consisted of the purchase of property and equipment of $9.2 million and $3.9 million related to the acquisition of Morphormics.

Net cash used in investing activities was $5.3 million for the six months ended December 31, 2011, which consisted of purchases of property and equipment of $3.9 million and $1.4 million related to the acquisition of TomoTherapy.

Cash Flows From Financing Activities

Cash flows from financing activities during the six months ended December 31, 2012 was attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.

Net cash provided by financing activities was $98.1 million for the six months ended December 31, 2011. In August 2011, we issued the 3.75% Convertible Notes for net proceeds of $96.1 million. In addition, we received $2.0 million attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2012. There have been no material changes outside of the ordinary course of business in those obligations during the current quarter. Also refer to Note 11, “Subsequent Events” to the condensed consolidated financial statements for discussion of our announcement on February 6, 2013 regarding our intention to engage in a financing pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

During the three and six months ended December 31, 2012, there have been no changes to the critical accounting policies and estimates as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2012, which we believe are those related to revenue recognition, business combinations and intangible asset impairment, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expense and accruals.

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

Interest Rate Risk

At December 31, 2012, we had $29.2 million of cash equivalents invested in money market funds and certificates of deposit. Our earnings would not be materially affected by interest rate risk due to the low interest rate on these highly liquid investments.

Equity Price Risk

On August 1, 2011, we issued $100 million aggregate principal amount of the 3.75% Convertible Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 105.5548 shares of common stock per $1,000 principal amount of the 3.75% Convertible Notes, which is equivalent to a conversion price of approximately $9.47 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $9.47 upon conversion of the 3.75% Convertible Notes. For every $1 that the share price of our common stock exceeds $9.47, we expect to issue an additional $10.6 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Notes are converted.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.            Risk Factors.

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, could materially and adversely affect our business, operations and financial condition. These risk factors do not identify all risks that we face—our business, operations and financial conditions also could be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  The Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 remains current as updated by our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 with the exception of the revised and additional risk factors below that amend and supplement the risk factors previously disclosed.

If the CyberKnife or TomoTherapy Systems do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

We are highly dependent on the commercial success of our two principal products, the CyberKnife and TomoTherapy Systems. Achieving physician, patient, hospital administrator and third-party payor acceptance of the CyberKnife and TomoTherapy Systems as preferred methods of tumor treatment will be crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife or TomoTherapy Systems unless they determine, based on experience, clinical data and other factors, that the CyberKnife and TomoTherapy Systems are safe and effective alternatives to current treatment methods. We often need to educate physicians about the use of stereotactic radiosurgery, image guided radiation therapy, or IGRT and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs and help train qualified physicians in the skilled use of the CyberKnife and TomoTherapy Systems. For example, the complexity and dynamic nature of stereotactic radiosurgery and Robotic Intensity - Modulated Radiation Therapy, or IMRT, as well as adaptive radiation therapy and IGRT, require significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and Robotic IMRT, as well as adaptive radiation therapy and IGRT, and require departures from their customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies.

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

•                  Our ability to develop new products and enhancements to products and receive regulatory clearances and approval, if required, in a timely manner;

•                  Effectiveness of our sales and marketing efforts;

•                  Impact of the current economic environment on our business and our customer’s business, including the postponement by our customers of purchase decisions or required build-outs;

•                  Capital equipment budgets of healthcare institutions;

•                  Increased scrutiny by state boards when evaluating certificates of need requested by purchasing institutions;

•                  Perception by patients, physicians and other members of the healthcare community of the CyberKnife and TomoTherapy Systems’ safety, efficacy, efficiency, reliability, cost-effectiveness and benefits compared to competing technologies or treatments;

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

In October 2012, we formally introduced two new versions of our technology platforms: the CyberKnife M6 Series and the TomoTherapy H Series. We expect that these new platforms will drive future orders and revenue growth. If either of these new CyberKnife or TomoTherapy Systems, or any of the CyberKnife or TomoTherapy Systems, is unable to achieve or maintain market acceptance, new orders and sales of our systems would be adversely affected, our revenue levels would decrease and our business would be harmed. Due to an aggressive product development and launch plan as well as certain manufacturing and supply issues affecting the new CyberKnife M6 Series with the Multileaf Collimator, or MLC, including low manufacturing yields for the MLC, we have experienced, and may continue to experience, delays in new orders and sales of these systems, which has had and may continue to have an adverse impact on our revenue levels and our business. Any continuation of these manufacturing and supply issues or the occurrence of new manufacturing and supply issues with either the CyberKnife M6 Series or the TomoTherapy H Series may adversely affect market acceptance of these new systems and negatively impact our revenue and our overall business.

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

Due to an aggressive product development and launch plan as well as certain manufacturing and supply issues affecting the new CyberKnife M6 Series with the MLC, including low manufacturing yields for the MLC, we have experienced, and may continue to experience, delays in new orders and sales of these systems, which has had and may continue to have an adverse impact on our revenue levels and our business. Any continuation of these manufacturing and supply issues or the occurrence of new manufacturing and supply issues with either the CyberKnife M6 Series or the TomoTherapy H Series may adversely affect market acceptance of these new systems and negatively impact our revenue and our overall business.

Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production processes, controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. Our Sunnyvale facility, where we manufacture the CyberKnife System, was most recently inspected by the FDA in June 2012. The 2012 inspection resulted in several observations. The initial classification of the inspection is considered to be Voluntary Action Indicated. We have undertaken corrective actions in response to the FDA’s observations, although there can be no assurance that such action will be adequate.

If a manufacturer does not adequately address the observations, the FDA may take enforcement action against the manufacturer, including the imposition of fines, restriction of the ability to export product, total shutdown of production facilities and criminal prosecution. If we or a third-party supplier receive a Form FDA 483 with material or major observations that are not promptly corrected, fail to pass a QSR inspection, or fail to comply with these, ISO and other applicable regulatory requirements, our operations could be disrupted and our ability to generate sales could be delayed. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. In addition, because some foreign regulatory approvals are based on approvals or clearances from the FDA, any failure to comply with FDA requirements may also disrupt our sales of products in other countries. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we or our third-party suppliers have in all instances fully complied with all applicable requirements. If any of these events occurs, our reputation could be harmed, we could lose customers and there could be a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2012, we had an accumulated deficit of $269.7 million. We may incur net losses in the future, particularly as we resolve the manufacturing and supply issues with our new CyberKnife M6 Series with the MLC, and restructure our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems and to control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and service, which we may not be able to achieve.

A number of factors may result in adverse impacts to our gross margins, including:

•                  Actions related to new products, pricing and marketing programs;

•                  Lower than expected manufacturing yields of high cost components leading to increased manufacturing costs;

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

We may not realize all of the benefits that we expect from our restructuring of operations that was announced in January 2013 and it may adversely affect our business.

In January 2013, we announced a restructuring of our operations to focus on improving commercial execution and position the Company to support sustainable revenue growth and profitability. The restructuring was designed to establish a cost structure that reallocates resources to commercial sales and marketing initiatives and improve business processes to support accelerated revenue growth. The restructuring is expected to generate an annual savings of approximately $40 million compared to our operating expenses as originally reported for fiscal 2012. It is expected that approximately half of these savings will come from reducing the number of our employees by approximately 13 percent and the remaining savings will come from program and discretionary spending reduction. We may not be able to implement all of the actions that we intend to take in the restructuring of our operations and we may not realize all of the benefits that were expected from the restructuring. The Company may not be able to successfully establish a cost structure that appropriately reallocates resources to commercial sales and marketing initiatives or may not be able to implement improved business processes to support accelerated revenue growth. The restructuring may not improve commercial execution, and the Company may not be able to support sustainable revenue growth and profitability following the restructuring.

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

Our ability to successfully develop and introduce new products, treatment systems and product enhancements and simplifications, and the revenues and costs associated with these efforts, will be affected by our ability to:

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

•                  Meet our product development plan and launch timelines;

•                  Improve manufacturing yields of components;

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

We are highly dependent on the members of our senior management, operations and research and development staff. In October 2012, we hired a new CEO. We are unable to predict how the market and our customers may react to this leadership change. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. In January 2013, we underwent a restructuring of our operations, and it may be more difficult to recruit new qualified personnel as a result of that restructuring. Competition for qualified personnel in the medical device industry, particularly in northern California and in Madison, Wisconsin, is intense, and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. It is increasingly difficult, time consuming and expensive to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. A significant portion of our compensation to our key employees is in the form of stock option grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain personnel in key positions, we may be unable to continue to grow our business successfully.

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

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third-party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. For example, on August 6, 2010, Best Medical International, Inc., or Best Medical, filed a lawsuit against Accuray in the U.S. District court for the Western District of Pennsylvania, claiming Accuray has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy, and on December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringes U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. The Court issued a Scheduling Order on May 12, 2011 appointing a special master for claim construction, and setting a claim construction hearing on January 10, 2012. Best Medical moved to voluntarily dismiss one of the two remaining patents on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent at issue in the case. The Court held a claim construction hearing on May 16, 2012. On January 10, 2013, the Court issued the claim construction order and a mandatory mediation will occur in March 2013. Best Medical is seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief.

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

In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement. Required licenses may not be made available to us on acceptable terms or at all. If we were unable to obtain a license or successfully redesign our system, we might be prevented from selling our system. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, enter into a settlement or pay ongoing royalties. In these circumstances, we may be unable to sell our products at competitive prices or at all, and thus, our business and operating results could be harmed.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At December 31, 2012, we had $94.8 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions, consisting of money market funds and certificates of deposit. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we also have funds in our operating accounts that are with third-party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Increased leverage as a result of our Convertible Notes may harm our financial condition and operating results.

As of December 31, 2012, we had total consolidated long-term liabilities of approximately $96.8 million, including the liability component of the 3.75% Convertible Notes in the amount of $81.6 million.

Our level of indebtedness could have important consequences to stockholders and note holders, because:

•                  it could affect our ability to satisfy our obligations under the 3.75% Convertible Notes;

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

While we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described above and below, as well as:

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

The trading prices of the stock of high-technology companies of our size can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. The market price of our common stock has experienced, and may continue to experience, significant volatility. Any negative change in the public’s perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. In addition to the risk factors described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, other factors affecting the trading price of our common stock include, among other things:

•                  Changes in our revenue guidance or other financial metrics;

•                  Restructuring activities and operating expense reductions;

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

•                  Changes in the estimates of our operating results or changes in recommendations by any securities analyst;

•                  Market conditions in our industry, the industries of our customers and the economy as a whole;

•                  Sales (or anticipated sales) of large blocks of our common stock; and

•                  Changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results.

In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our common stock, regardless of our operating performance. In addition, sales of substantial amounts of our common stock in the public market after this offering, or the perception that those sales may occur, could cause the market price of our common stock to decline. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our common stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management. These factors, among others, could significantly depress the price of our common stock.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities

None.

(b)           Use of Proceeds from Public Offering of Common Stock

None.

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Mine Safety Disclosures

Not applicable.

Item 5.               Other Information

None.

Item 6.               Exhibits

Exhibit Number	Description
10.2	General Release and Separation Agreement by and between Registrant and Euan S. Thomson, Ph.D., dated October 27, 2012.

10.3	Consulting Services Agreement by and between Registrant and Euan S. Thomson, Ph.D., dated October 27, 2012.

10.4	General Release and Separation Agreement by and between Registrant and Chris Raanes, dated November 26, 2012.

10.5*	Purchase Agreement and Release dated December 21, 2012, by and between Registrant and Compact Particle Acceleration Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

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

ACCURAY INCORPORATED

By:	/s/ Joshua Levine
Joshua Levine
President and Chief Executive Officer

By:	/s/ Derek Bertocci
Derek Bertocci
Senior Vice President and Chief Financial Officer

Date:   February 6, 2013