Form 10-K/A
period 2012-06-30
ACCURAY INC
filed 2013-03-25
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was: $176,019,053. Shares of the registrant’s common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 24, 2012, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 72,006,666.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended June 30, 2012, which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 10, 2012 (the “Original Filing”) to re-file Exhibit 10.36 to (i) include a section of this exhibit for which we are no longer seeking confidential treatment from the SEC and (ii) include an additional schedule not previously filed with this exhibit.  In addition, we are also renumbering in this Amendment the previously filed Exhibit 10.48 as Exhibit 4.4.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included with this Amendment currently dated certifications by the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rules 13a-14(a) and (b).  Except for Exhibit 10.36 submitted herewith, the renumbering of Exhibit 10.48 as Exhibit 4.4 and the currently dated certifications, this Amendment contains no other modifications and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 We have filed the following documents as part of this Form 10-K/A Amendment No. 1:

1.                                      Exhibits

The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
2.1	Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.	ARAY	S-1/A	333-138622	2.1	02/07/2007

2.2	Agreement and Plan of Merger, dated March 6, 2011, among Registrant, Jaguar Acquisition, Inc. and TomoTherapy Incorporated.	ARAY	8-K	001-33301	2.1	03/07/2011

3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	10-Q	001-33301	3.1	11/08/2010

3.2	Amended and Restated Bylaws of Registrant.	ARAY	8-K	001-33301	3.1	08/29/2011

4.2	Investors’ Rights Agreement dated October 30, 2006 by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock.	ARAY	S-1	333-138622	4.2	11/13/2006

4.3	Form of Common Stock Certificate.	ARAY	S-1/A	333-138622	4.3	02/05/2007

4.4	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of August 1, 2011.	ARAY	10-Q	001-33301	10.1	11/08/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.1	Industrial Complex Lease dated July 14, 2003 by and between Registrant and MP Caribbean, Inc., as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S-1	333-138622	10.1	11/13/2006

10.1(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10-K	001-33301	10.1(a)	09/04/2007

10.2	Fourth Amendment to Industrial Complex Lease, dated September 18, 2007, by and between the Registrant and BRCP Caribbean Portfolio, LLC.	ARAY	10-Q	001-33301	10.3	02/04/2010

10.3	Fifth Amendment to Industrial Complex Lease, dated April 1, 2008, by and between the Registrant and BRCP Caribbean Portfolio, LLC.	ARAY	10-Q	001-33301	10.4	02/04/2010

10.4	Sixth Amendment to Industrial Complex Lease, dated December 18, 2009, by and between the Registrant and I & G Caribbean, Inc.	ARAY	10-Q	001-33301	10.5	02/04/2010

10.5	Standard Industrial Lease effective as of June 30, 2005 by and between Registrant and The Realty Associates Fund III, L.P.	ARAY	S-1	333-138622	10.2	11/13/2006

10.6*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.3	11/13/2006

10.7*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.4	11/13/2006

10.8*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10-K	001-3330110.8	10.8	09/19/2011

10.9*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.	ARAY	S-1/A	333-138622	10.6	01/16/2007

10.10*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10-Q	001-33301	10.7	05/10/2011

10.11*	Amended and Restated Employment Terms Letter dated September 29, 2011 by and between Registrant and Euan S. Thomson, Ph.D.	ARAY	10-Q	001-33301	10.4	11/08/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.12*	Amended and Restated Employment Terms Letter dated February 2, 2011 by and between Registrant and Chris A. Raanes.	ARAY	10-Q	001-33301	10.2	05/10/2011

10.13*	Amendment to Employment Terms Letter Agreement by and between Registrant and Chris Raanes, effective July 25, 2011.	ARAY	10-Q	001-33301	10.3	11/08/2011

10.14*	Employment Terms Letter dated January 7, 2011 by and between Registrant and Eric Pauwels.	ARAY	10-Q	001-33301	10.6	05/10/2011

10.15*	Employment Letter Agreement by and between Registrant and Kelly Londy, dated September 13, 2011	ARAY	S-1	001-33301	10.5	11/08/2011

10.16*	Amended and Restated Employment Terms Letter effective as of February 2, 2011 by and between Registrant and Theresa Dadone.	ARAY	10-Q	001-33301	10.5	05/10/2011

10.17*	Amended and Restated Employment Terms Letter dated February 2, 2011 by and between Registrant and Derek Bertocci.	ARAY	10-Q	001-33301	10.2	05/10/2011

10.18*	Amended and Restated Employment Letter Agreement dated February 2, 2011 by and between Registrant and Darren J. Milliken.	ARAY	10-Q	001-33301	10.4	05/10/2011

10.19†	Nonexclusive End-User Software License Agreement dated September 9, 2005 by and between Registrant and The Regents of the University of California.	ARAY	S-1	333-138622	10.18	11/13/2006

10.20†	License Agreement effective as of July 9, 1997 by and between Registrant and The Board of Trustees of the Leland Stanford Junior University.	ARAY	S-1	333-138622	10.19	11/13/2006

10.21†	Non-Exclusive System Partner Agreement effective as of September 23, 2005 by and between Registrant and KUKA Robotics Corporation.	ARAY	S-1/A	333-138622	10.21	1/16/2007

10.22†	Exclusive Manufacturing Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.	ARAY	S-1/A	333-138622	10.46	01/16/2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.23†	Patent and Trademark License Agreement effective as of November 29, 2006 by and between the Registrant and Forte Automation Systems, Inc.	ARAY	S-1/A	333-138622	10.49	01/23/2007

10.24†	License and Development Agreement dated April 27, 2007 by and between the Registrant and CyberHeart, Inc.	ARAY	10-K	001-33301	10.51	08/31/2007

10.25†	License Agreement dated December 10, 2010 by and between the Registrant and CyberHeart, Inc.	ARAY	10-Q	001-33301	10.3	01/27/2011

10.26†	Patent License Agreement dated December 10, 2010 by and between the Registrant and CyberHeart, Inc.	ARAY	10-Q	001-33301	10.4	01/27/2011

10.27*	Accuray Incorporated Performance Bonus Plan.	ARAY	10-Q	001-33301	10.1	02/08/2012

10.28	Lease Agreement, dated January 26, 2005, by and between TomoTherapy Incorporated and Old Sauk Trails Park Limited Partnership	TOMO	S-1	333-140600	10.13	02/12/2007

10.29	Lease Agreement, dated October 28, 2005, between TomoTherapy Incorporated and Adelphia, LLC	TOMO	S-1	333-140600	10.14	02/12/2007

10.30	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.1	06/17/2011

10.31	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.2	06/17/2011

10.32	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.3	06/17/2011

10.33	Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors	TOMO	8-K	001-33452	10.1	04/28/2008

10.34‡	Preferred Stock and Warrant Purchase Agreement, dated April 20, 2012 for Compact Particle Acceleration Corporation and its investors					09/10/2012

10.35	Series B Common Stock Purchase Agreement dated April 20, 2012 between the Registrant and Compact Particle Acceleration Corporation					09/10/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.36‡	Second Amended and Restated Shareholder Agreement, dated April 20, 2012, between Compact Particle Acceleration Corporation and its investors						X

10.37‡	Amended and Restated Investors’ Rights Agreement, dated April 20, 2012, between Compact Particle Acceleration Corporation and its investors					09/10/2012

10.38‡

Amended and Restated Limited Exclusive Sublicense and Cross-License Agreement for Dielectric Wall Accelerator Technology, dated April 20, 2012, between TomoTherapy Incorporated and Compact Particle Acceleration Corporation

						09/10/2012

10.39	Development and OEM Supply Agreement, dated January 27, 2003, by and between TomoTherapy Incorporated and Analogic Corporation	TOMO	S-1/A	333-140600	10.11	04/16/2007

10.40	License Agreement 98-0228, dated February 22, 1999, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation	TOMO	S-1/A	333-140600	10.4	04/19/2007

10.41	Amendment to License Agreement 90-0228, dated April 16, 2007, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation	TOMO	S-1	333-146219	10.31	09/21/2007

10.42	Amendment to License Agreement 90-0228, dated December 16, 2008, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation	TOMO	8-K	001-33452	10.2	12/30/2008

10.43	Limited Exclusive License Agreement, dated February 23, 2007, between TomoTherapy Incorporated and Regents of the University of California	TOMO	8-K	001-33452	10.4	04/28/2008

10.44	Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between TomoTherapy Incorporated and Lawrence Livermore National Security, LLC	TOMO	8-K	001-33452	10.5	04/28/2008

10.45†	Long-term Purchase Agreement, dated December 22, 2008, among TomoTherapy Incorporated, e2v, Inc. and e2v Technologies (UK) Limited	TOMO	8-K	001-33452	10.1	12/30/2008

Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.46†	Magnetron Subscription Agreement, dated April 24, 2009 and effective May 1, 2009, between TomoTherapy Incorporated and e2v, Inc. and e2v Technologies (UK) Limited	TOMO	8-K/A	001-33452	10.1	10/28/2009

10.47	Amendment to Lease, dated April 12, 2011, between Registrant and OAW Orleans 1310, LLC, as successor to The Realty Associates Fund III, L.P.	ARAY	10-K	001-33301	10.54	09/19/2012

21.1	List of subsidiaries.					09/10/2012

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.					09/10/2012

24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).					09/10/2012

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					09/10/2012

99.1*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement	ARAY	10-Q	001-33301	99.1	02/08/2012

99.2*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	ARAY	8-K	001-33301	99.2	11/23/2011

99.3*	Form of Stock Option Grant Notice and Stock Option Agreement	ARAY	8-K	001-33301	99.3	11/23/2011

101.INS**	XBRL Instance Document					09/10/2012

101.SCH**	XBRL Taxonomy Extension Schema Document					09/10/2012

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					09/10/2012

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					09/10/2012

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					09/10/2012

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					09/10/2012

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

The certification attached as Exhibit 32.1 that accompanies the Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Accuray Incorporated under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 21st day of March, 2013.

ACCURAY INCORPORATED

By:	/s/ Joshua Levine
Joshua Levine
President and Chief Executive Officer

By:	/s/ Derek Bertocci
Derek Bertocci
Senior Vice President and Chief Financial Officer