Form 10-Q
period 2013-03-31
ACCURAY INC
filed 2013-05-09
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 74,115,872 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	June 30,
	2013	2012 (1)
Assets
Current assets:
Cash and cash equivalents	$181,526	$143,504
Restricted cash	2,613	1,560
Accounts receivable, net of allowance for doubtful accounts of $1,383 and $1,700, respectively	53,992	67,890
Inventories	92,225	81,693
Prepaid expenses and other current assets	15,869	16,715
Deferred cost of revenue - current	7,345	4,896
Total current assets	353,570	316,258
Property and equipment, net	35,325	37,458
Goodwill	59,368	59,215
Intangible assets, net	34,102	49,819
Deferred cost of revenue - noncurrent	2,295	2,433
Other assets	12,418	7,987
Total assets	$497,078	$473,170
Liabilities and equity
Current liabilities:
Accounts payable	$14,982	$18,209
Accrued compensation	15,456	23,071
Other accrued liabilities	26,323	31,646
Customer advances - current	16,114	18,177
Deferred revenue - current	91,091	83,071
Total current liabilities	163,966	174,174
Long-term liabilities:
Long-term other liabilities	4,322	5,988
Deferred revenue - noncurrent	9,087	9,675
Long-term debt	197,658	79,466
Total liabilities	375,033	269,303
Commitment and contingencies (Note 5)
Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 and 100,000,000 shares at March 31, 2013 and June 30, 2012, respectively; issued and outstanding: 74,096,245 and 71,864,268 shares at March 31, 2013 and June 30, 2012, respectively	74	72
Additional paid-in capital	420,511	409,143
Accumulated other comprehensive income	2,391	2,837
Accumulated deficit	(300,931)	(216,427)
Total stockholders’ equity	122,045	195,625
Non-controlling interest	—	8,242
Total equity	122,045	203,867
Total liabilities and equity	$497,078	$473,170

(1) The condensed consolidated balance sheet at June 30, 2012 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenue:
Products	$25,023	$59,875	$98,821	$179,851
Services	45,524	41,720	132,253	127,218
Other	—	221	—	1,621
Total net revenue	70,547	101,816	231,074	308,690
Cost of revenue:
Cost of products	18,403	32,401	60,976	103,574
Cost of services	32,091	33,100	99,743	103,626
Cost of other	—	204	—	708
Total cost of revenue	50,494	65,705	160,719	207,908
Gross profit	20,053	36,111	70,355	100,782
Operating expenses:
Selling and marketing	12,646	12,449	41,296	40,047
Research and development	15,697	22,398	51,510	59,799
General and administrative	16,745	13,964	45,479	42,047
Total operating expenses	45,088	48,811	138,285	141,893
Loss from operations	(25,035)	(12,700)	(67,930)	(41,111)
Other expense, net	(5,565)	(838)	(8,849)	(8,074)
Loss before provision for income taxes	(30,600)	(13,538)	(76,779)	(49,185)
Provision for income taxes	603	1,247	1,867	2,152
Loss from continuing operations	(31,203)	(14,785)	(78,646)	(51,337)

Loss from discontinued operations (Note 9):
Loss from operations of a discontinued variable interest entity	—	(1,748)	(3,505)	(5,470)
Impairment of indefinite lived intangible asset of discontinued variable interest entity	—	—	(12,200)	—
Loss from deconsolidation of a variable interest entity	—	—	(3,442)	—
Loss from discontinued operations, net of tax of $0	—	(1,748)	(19,147)	(5,470)
Loss from discontinued operations attributable to non-controlling interest	—	(1,652)	(13,289)	(5,029)
Loss from discontinued operations attributable to stockholders	—	(96)	(5,858)	(441)

Net loss attributable to stockholders	$(31,203)	$(14,881)	$(84,504)	$(51,778)

Loss per share attributable to stockholders
Basic and diluted - continuing operations	$(0.42)	$(0.21)	$(1.08)	$(0.73)
Basic and diluted - discontinued operations	$—	$(0.00)	$(0.08)	$(0.00)
Basic and diluted - net loss	$(0.42)	$(0.21)	$(1.16)	$(0.73)
Weighted average common shares used in computing loss per share
Basic and diluted	74,016	71,120	72,953	70,692

Net loss attributable to stockholders	$(31,203)	$(14,881)	$(84,504)	$(51,778)
Foreign currency translation adjustment	(82)	(617)	(446)	1,750
Comprehensive loss	$(31,285)	$(15,498)	$(84,950)	$(50,028)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Loss from continuing operations	$(78,646)	$(51,337)
Loss from discontinued operations	(19,147)	(5,470)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19,845	24,512
Impairment of indefinite lived intangible asset	12,200	—
Share-based compensation	6,119	6,301
Accretion of interest on long-term debt	3,192	2,590
Provision for (recovery of) bad debt	(317)	997
Provision for write-down of inventories	1,718	2,007
Loss on disposal of property and equipment	585	245
Gain on previously held equity interest in Morphormics	(662)	—
Loss from deconsolidation of a variable interest entity	3,442	—
Changes in assets and liabilities:
Restricted cash	(1,050)	(285)
Accounts receivable	13,238	(12,942)
Inventories	(12,248)	9,242
Prepaid expenses and other assets	693	4,368
Deferred cost of revenue	(2,333)	563
Accounts payable	(2,197)	(15,803)
Accrued liabilities	(12,313)	(15,577)
Customer advances	(2,185)	(6,333)
Deferred revenue	8,125	24,135
Net cash used in operating activities	(61,941)	(32,787)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(11,621)	(7,714)
Purchase of intangible asset	(232)	—
Acquisition of business, net of cash acquired	(3,861)	(1,384)
Net cash used in investing activities	(15,714)	(9,098)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	5,555	2,704
Proceeds from debt, net of costs	110,462	96,100
Net cash provided by financing activities	116,017	98,804
Effect of exchange rate changes on cash and cash equivalents	(340)	(1,497)
Net increase in cash and cash equivalents	38,022	55,422
Cash and cash equivalents at beginning of period	143,504	95,906
Cash and cash equivalents at end of period	$181,526	$151,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Accuray Incorporated (together with its subsidiaries, the “Company” or “Accuray”) is incorporated in Delaware. The Company designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity, Compact Particle Acceleration Corporation (“CPAC”) until its deconsolidation on December 21, 2012 (for further information, see Note 9, “Investment in CPAC”). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending June 30, 2013, for any other interim period or for any future year.

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

For the three and nine months ended March 31, 2013 and 2012, there were no customers that represented 10% or more of total net revenue. At March 31, 2013 and June 30, 2012, there was one customer and two customers, respectively, whose accounts receivable balances were 10% or more of the Company’s total accounts receivable.

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

Product Revenue

The majority of product revenue is normally generated from sales of CyberKnife and TomoTherapy systems. The Company sells its systems with PCS contracts, installation services, training, and at times, professional services. PCS contracts provide planned and corrective maintenance services, software updates, bug fixes, as well as call-center support. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system; otherwise, revenue is recognized upon delivery.

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

Costs associated with service revenue are expensed when incurred, except when those costs are related to system upgrades where revenue recognition has been deferred. In those cases, the incremental costs are deferred and are recognized over the period of revenue recognition.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share attributable to stockholders follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Numerator:
Loss from operations used in computing loss per share from continuing operations	$(31,203)	$(14,785)	$(78,646)	$(51,337)
Loss from discontinued operations used in computing loss per share from discontinued operations	$—	$(96)	$(5,858)	$(441)
Net loss used in computing net loss per share	$(31,203)	$(14,881)	$(84,504)	$(51,778)
Denominator:
Weighted average shares used in computing basic loss per share	74,016	71,120	72,953	70,692
Add: Dilutive stock options and awards outstanding	—	—	—	—
Weighted average shares used in computing diluted loss per share	74,016	71,120	72,953	70,692

The 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”) and the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of
	March 31,
	2013	2012
Stock options	5,257	7,925
RSUs, MSUs and PSUs	3,321	2,097
3.75% Convertible Notes	10,560	10,560
3.50% Convertible Notes	21,576	—
	40,714	20,582

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Americas	$28,372	$46,655	$99,262	$149,766
Europe, Middle East, India and Africa	25,290	25,825	78,246	79,770
Asia (excluding Japan)	8,496	17,059	29,154	52,931
Japan	8,389	12,277	24,412	26,223
Total	$70,547	$101,816	$231,074	$308,690

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company in its first quarter of fiscal 2014 with earlier adoption permitted, which should be applied prospectively. The Company does not expect that adoption of this guidance during fiscal 2014 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Balance Sheet Components

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31,	June 30,
	2013	2012
Accounts receivable	$54,970	$69,285
Unbilled fees and services	405	305
	55,375	69,590
Less: Allowance for doubtful accounts	(1,383)	(1,700)
Accounts receivable, net	$53,992	$67,890

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year totaled $3.0 million and $2.5 million at March 31, 2013 and June 30, 2012, respectively and are included in Other Assets in the condensed consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of March 31, 2013 and June 30, 2012, respectively.

Inventories

Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2013	2012
Raw materials	$37,780	$34,579
Work-in-process	24,729	16,547
Finished goods	29,716	30,567
Inventories	$92,225	$81,693

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	June 30,
	2013	2012
Furniture and fixtures	$6,495	$5,921
Computer and office equipment	9,166	9,126
Software	9,420	9,429
Leasehold improvements	19,301	16,065
Machinery and equipment	37,173	33,493
Shared ownership systems	4,979	4,979
Construction in progress	1,241	3,787
	87,775	82,800
Less: Accumulated depreciation	(52,450)	(45,342)
Property and equipment, net	$35,325	$37,458

Depreciation expense related to property and equipment for the three and nine months ended March 31, 2013 was $3.7 million and $11.6 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended March 31, 2012 was $4.0 million and $12.3 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months
	Ended	Year Ended
	March 31,	June 30,
	2013	2012
Balance at the beginning of the period	$59,215	$54,474
Addition related to acquisition	77	—
Currency translation and other adjustments	76	—
Adjustments related to prior year acquisition (1)	—	4,741
Balance at the end of the period	$59,368	$59,215

(1)  Primarily represents liabilities related to the TomoTherapy acquisition.

Intangible Assets

The Company’s intangible assets associated with completed acquisitions at March 31, 2013 and June 30, 2012 are as follows (in thousands):

		March 31, 2013			June 30, 2012
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)
Developed technology	5 - 6	$48,556	$(15,096)	$33,460	$43,455	$(9,161)	$34,294
Backlog	1.25	10,500	(10,500)	—	10,500	(8,867)	1,633
Distributor license	1.5 - 2.5	2,052	(1,410)	642	1,860	(768)	1,092
In-process research and development (CPAC)	Indefinite	—	—	—	12,800	—	12,800
		$61,108	$(27,006)	$34,102	$68,615	$(18,796)	$49,819

Prior to the deconsolidation of CPAC on December 21, 2012 (see Note 9, “Investment in CPAC”), the Company had noted certain impairment triggers based on results of research and development work carried out by CPAC. As a result, based on projected future usage of the in-process research and development (“IPR&D”) technology by CPAC, an impairment charge of $12.2 million was recorded during the three months ended September 30, 2012. The Company did not identify any impairment triggers on goodwill or any of its other definite-lived intangible and long-lived assets.

Amortization expense related to intangible assets for the three and nine months ended March 31, 2013 was $2.2 million and $8.2 million, respectively. Amortization expense related to intangible assets for the three and nine months ended March 31, 2012 was $4.0 million and $12.2 million, respectively.

The estimated future amortization expense of purchased intangible assets as of March 31, 2013 is as follows (in thousands):

Year Ending June 30,	Amount
2013 (remaining 3 months)	$2,203
2014	8,382
2015	7,953
2016	7,953
2017	7,568
Thereafter	43
$34,102

4. Financial Instruments

The following tables summarize the fair value of financial instruments measured on a recurring basis as of March 31, 2013 and June 30, 2012 (in thousands):

	Fair value measurement using
Type of instrument and line item in condensed consolidated balance sheets	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total balance

Assets at March 31, 2013
Money market funds - included in cash and cash equivalents	$—	$—	$—	$—
Certificate of deposits - included in cash and cash equivalents	$5,038	$—	$—	$5,038

Assets at June 30, 2012
Money market funds - included in cash and cash equivalents	$40,068	$—	$—	$40,068
Certificate of deposits - included in cash and cash equivalents	$6,742	$—	$—	$6,742

The following tables summarize the fair value of financial instruments that are not measured on a recurring basis as of March 31, 2013 and June 30, 2012 (in thousands):

	Fair value measurement using
Type of instrument and line item in condensed consolidated balance sheets	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total balance

At March 31, 2013
3.75% Convertible Notes - included in long term debt	$—	$89,200	$—	$89,200
3.50% Convertible Notes - included in long term debt	$—	$123,200	$—	$123,200

At June 30, 2012
3.75% Convertible Notes - included in long term debt	$—	$101,400	$—	$101,400

Long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since observable quoted prices of the 3.75% Convertible Notes and the 3.50% Convertible Notes are not readily available.

5. Commitments and Contingencies

Commitments

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2012. There have been no material changes outside of the ordinary course of business in those obligations during the three and nine months ended March 31, 2013, except for the issuance of the 3.50% Convertible Notes during February 2013. See Note 8, “Debt” for additional information about the 3.50% Convertible Notes. Future payments expected for the 3.75% Convertible Notes and the 3.50% Convertible Notes as of March 31, 2013 are as follows (in thousands):

Year Ending June 30,	Amount
2013 (remaining 3 months)	$1,944
2014	7,775
2015	7,775
2016	7,775
2017	104,338
2018	117,348
Thereafter	—
$246,955

These amounts represent principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on the Company’s condensed consolidated balance sheet. Any conversion, redemption or purchase of Convertible Notes would impact cash payments.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. Currently, management believes the Company does not have any probable and estimable loss related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. In excess of amounts accrued, management believes that there is a reasonable possibility that losses may be incurred for current legal proceedings. Management currently estimates a range of loss between zero and $3 million in the aggregate for such legal proceedings, where it is possible to make such estimates. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

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

Best Medical Patent Litigation

On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. In December 2010 Best Medical amended its complaint by claiming that the Company also infringed U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. In March 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. Following several procedural rulings by the court, Best Medical moved to voluntarily dismiss one of the two remaining patent claims on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent (U.S. Patent No. 6,038,283) at issue in the case. A mandatory mediation hearing was held in March 2013 during which the parties failed to reach settlement and another mediation hearing is scheduled for May 2013. If the parties fail to reach settlement then, we will continue to litigate this case. Best Medical is seeking declaratory and injunctive relief, as well as unspecified compensatory and treble damages and other relief.

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case on May 19, 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court granted the Company’s motion for sanctions, in part, and gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary System’s amended complaint and set a calendar for discovery. The court ruled on the amended complaint, and the parties have started discovery, which is expected to be completed by October 2013.

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

Sarif Biomedical Patent Litigation

On January 28, 2013, Sarif Biomedical filed a patent infringement complaint against the Company in the United States District Court for Delaware. The complaint alleges the Company’s CyberKnife System directly infringes U.S. Patent No. 5,755,725 and seeks unspecified monetary damages for the alleged infringement.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2013.

6. Acquisition

On July 16, 2012, the Company acquired the remaining 90% of the outstanding shares of Morphormics, Inc. (“Morphormics”), a privately-held developer of medical imaging software based in North Carolina. The purpose of this acquisition was to enable the Company to extend auto-contouring capabilities for both the CyberKnife and TomoTherapy systems to improve disease specific workflows. The Company previously held 10% of the outstanding shares of Morphormics which was carried at zero value prior to the acquisition and re-measured to its acquisition-date fair value of $0.7 million based on the fair value of the consideration transferred. The acquisition has been accounted for as a business combination using purchase accounting and Morphormics’ results of operations are included in the condensed consolidated financial statements from July 16, 2012. The acquisition was not considered a material business combination and was funded through cash on-hand. In accordance with the terms of the acquisition agreement, $0.9 million of the purchase consideration was paid on April 16, 2013 and was included in other accrued liabilities in the condensed consolidated balance sheet at March 31, 2013. The Company has not incurred material severance or acquisition-related costs.

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

7. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Cost of revenue	$477	$276	$1,043	$1,271
Selling and marketing	256	165	803	545
Research and development	462	504	1,455	1,673
General and administrative	873	800	2,818	2,812
	$2,068	$1,745	$6,119	$6,301

At March 31, 2013 and June 30, 2012, capitalized share-based compensation expenses of $0.6 million and $0.4 million, respectively, were included as a component of inventories.

Performance-Based Awards (“PSUs”)

During fiscal 2012, the Compensation Committee of the Board of Directors of the Company approved the granting of PSUs to employees of the Company which vest only upon meeting certain financial performance criteria during the performance period commencing on the first day of the Company’s 2012 fiscal year and ending on the last day of the Company’s 2013 fiscal year. If the PSUs do not become vested as a result of the Company’s performance during the performance period, all PSUs are automatically forfeited by the participants effective as of the last day of the performance period. During fiscal 2012, approximately 1.0 million PSUs were granted to employees valued at approximately $3.9 million which was based on the fair value of the Company’s common stock on the grant date and will be recognized over the requisite performance period based on management’s assessment of the probability of achieving the performance criteria. Approximately 0.6 million PSUs are outstanding as of March 31, 2013.

As of March 31, 2013, management assessed that it was not probable that the performance criteria would be met during the performance period and accordingly, no compensation cost has been recognized for the PSUs to date or during the three months ended March 31, 2013. If in a future period management revises its assessment and concludes that it is probable that the performance criteria will be met, the Company will record a cumulative catch-up compensation charge for the PSUs in that period. Remaining compensation charges would be recognized ratably over the remaining performance period.

Market Stock Unit (“MSU”) program

In October 2012, the Compensation Committee approved a new performance equity program, referred to as the market stock unit program (“MSU Program”). The MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company’s total stockholder return exceed that of the Russell 2000. Based on a sliding scale of how much the Russell 2000 benchmark is exceeded, participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods, one at the end of fiscal 2014 and another at the end of fiscal 2015. During the nine months ended March 31, 2013, 0.4 million MSUs were granted to participating executives. The MSUs were valued at approximately $1.5 million based on a Monte-Carlo simulation on the grant date and will be recognized over a weighted average period of 1.8 years.

8. Debt

3.75% Convertible Senior Notes due August 2016

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

Holders of the 3.75% Convertible Notes who convert their 3.75% Convertible Notes in connection with a “make-whole fundamental change,” as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the Indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their 3.75% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

In accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the 3.75% Convertible Notes. The principal amount of the liability component of the 3.75% Convertible Notes was $75.9 million as of the date of issuance based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component will be accreted to the principal amount of the 3.75% Convertible Notes using the effective interest method over five years.

The following table presents the carrying value of the 3.75% Convertible Notes as of March 31, 2013 (in thousands):

Carrying amount of the equity conversion component	$23,189
Principal amount of the 3.75% Convertible Notes	$100,000
Unamortized debt discount (1)	(17,342)
Net carrying amount	$82,658

(1)As of March 31, 2013, the remaining period over which the unamortized debt discount will be amortized is 40 months using an effective interest rate of 10.0%.

3.50% Convertible Senior Notes due February 2018

In February 2013, the Company issued $115 million aggregate principal amount of its 3.50% Convertible Notes to certain qualified institutional buyers or QIBs. The 3.50% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $110.5 million. The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The 3.50% Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on August 1, 2013. The 3.50% Convertible Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted.

The 3.50% Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Convertible Notes may convert their 3.50% Convertible Notes at any time until the close of business on the business day immediately preceding the maturity date. The 3.50% Convertible Notes are convertible, as described below into common stock of Accuray at an initial conversion rate equal to 187.6877 shares of common stock per $1,000 principal amount of the 3.50% Convertible Notes, which is equivalent to a conversion price of approximately $5.33 per share of common stock, subject to adjustment.

Holders of the 3.50% Convertible Notes who convert their 3.50% Convertible Notes in connection with a “make-whole fundamental change”, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the Indenture, holders of the 3.50% Convertible

Notes may require the Company to purchase all or a portion of their 3.50% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of 3.50% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The $115 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the condensed consolidated balance sheet as of March 31, 2013.

A summary of interest expenses on the 3.75% Convertible Note and the 3.50% Convertible Note for the three and nine months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Interest expense related to contractual interest coupon	$1,441	$937	$3,316	$2,500
Interest expense related to amortization of debt discount	1,093	992	3,192	2,590
	$2,534	$1,929	$6,508	$5,090

9. Investment in CPAC

On December 21, 2012, the Company and CPAC entered into a Purchase Agreement and Release (the “Purchase Agreement”), whereby all the equity and debt investments held by the Company in CPAC were purchased by CPAC for a nominal consideration. Additionally, the Company assigned all its rights to the Dielectric Wall Accelerator (“DWA”) technology licensed from Lawrence Livermore National Security, LLC to CPAC. As a result of the Purchase Agreement, the Company has concluded that it is no longer the primary beneficiary of CPAC since it does not have any variable interests in that entity. Accordingly, the Company has deconsolidated CPAC and recorded a loss of $3.4 million during the three months ended December 31, 2012 due to the write-down of the carrying value of CPAC’s net liabilities, the write-off of the receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded during the three and nine months ended March 31, 2013 and 2012 have been disclosed as discontinued operations in the condensed consolidated statements of operations and comprehensive loss.

10. Restructuring Charges

During December 2012, the company vacated an office facility and recorded a charge of $1.4 million in general and administrative expenses during the three months ended December 31, 2012 for the remaining lease obligations on the facility, net of estimated sub-lease income. The company also recorded a change of $0.3 million in general and administrative expenses during the three months ended December 31, 2012 related to the disposition of certain fixed assets and leasehold improvements at this facility.

During the three months ended December 31, 2012, the company also recorded severance related charges of $2.2 million in general and administrative expenses due to the departure of Dr. Euan S.Thomson (former Chief Executive Officer), Mr. Chris Raanes (former Chief Operating Officer) and certain other employees.

On January 3, 2013, the Company announced a restructuring of operations to focus on improving commercial execution and position the Company to support sustainable revenue growth and profitability. The restructuring is expected to reduce staffing by approximately 13 percent and was heavily concentrated in the United States. During the three months ended March 31, 2013, the Company substantially completed the restructuring exercise, reduced its global workforce under this program by 108 full-time employees and recorded $4.9 million in charges for severance and related benefits for all affected employees. At March 31, 2013, approximately $2.0 million of the restructuring related liabilities were included in accrued compensation in the condensed consolidated balance sheet. The Company does not expect any significant severance-related charges to be incurred during the fourth quarter of fiscal 2013 and expects the remaining activities under this program to be substantially completed by the end of fiscal 2013. The Company expects annualized savings of approximately $17 million to $19 million of compensation related expenses as a result of this restructuring of operations. Restructuring charges are reflected within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2013 and results of operations for the three and nine months ended March 31, 2013 and 2012 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: expectations related to profitability and cash flows in fiscal 2013; sufficiency of cash resources and expected cash flows to fund future operations; expected uses of cash during fiscal 2013; the anticipated drivers of our future capital requirements; the impact of our prior sales reorganization on sales performance, particularly in the United States; the expected impact of and benefits from our recent restructuring of operations; anticipated increases in service revenue; the ongoing impact of purchase accounting adjustments; our expectations regarding the factors that will impact sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our expectations regarding the impact on our revenues and business of the introduction of our new CyberKnife and TomoTherapy Systems; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar; the impact of recent legislation and regulation on our business; and the impact of the medical device excise tax on our business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including risks detailed from time to time under the heading “Risk Factors” in Part II, Item 1A of this report, Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2012, Part II, Item 1A of the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2012 and December 31, 2012, respectively. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. They are the only dedicated, full body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It allows for the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently represents only a small portion of the patients who develop tumors treatable with CyberKnife Systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, given the CyberKnife Systems’ design to treat focal tumors, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic disease, like leukemias and lymphomas, which are not localized to an organ, but rather involve cells throughout the body.

In October 2012, we formally introduced two new versions of our technology platforms: the CyberKnife M6 Series and the TomoTherapy H Series. We expect that these new platforms will drive future orders and revenue growth. However, due to an aggressive product development and launch plan as well as certain manufacturing and supply issues affecting the new CyberKnife M6 Series with the Multileaf Collimator, or MLC, including low manufacturing yields with the MLC, we have experienced, and may continue to experience, delays in new orders and sales of these systems, which has had and may continue to have an adverse impact on our revenue levels and our business. Further continuation of these manufacturing and supply issues or the occurrence of new manufacturing and supply issues with either the CyberKnife M6 Series or the TomoTherapy H Series may adversely affect market acceptance of these new systems and negatively impact our revenue and our overall business.

We believe that the long term success of the CyberKnife System is dependent on a number of factors including the following:

•                  Adoption of our recently introduced new CyberKnife platform and receipt of regulatory clearances associated with such new platform;

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

In the United States, we market to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we market to customers in over 92 countries directly and through distributors. We have sales and service offices in Japan and many countries in Europe and Asia.

The following table shows the number of systems installed by geographic region as of March 31, 2013:

	CyberKnife	TomoTherapy	Total
Americas	158	217	375
Europe, Middle East, India and Africa	64	100	164
Asia (excluding Japan)	36	60	96
Japan	25	33	58
Total	283	410	693

International sales of our products account for a significant and growing portion of our total net revenue. Revenue derived from sales outside of the United States was approximately $42.2 million and $55.2 million for the three months ended March 31, 2013 and 2012, respectively, and represented 60% and 54% of our net sales during these periods, respectively. Revenue derived from sales outside of the United States was approximately $131.8 million and $158.9 million for the nine months ended March 31, 2013 and 2012, respectively, and represented 57% and 51% of our net sales during these periods, respectively.

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

For orders that cover both products and services, only the portion of the order that is recognized as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, PCS) is not included in reported backlog. Additionally, orders for TomoTherapy Systems made on or before June 30, 2011, that met the historical TomoTherapy backlog criteria have been grandfathered into, and are included in, our backlog, with the exception of orders that would have “aged out” as of June 30, 2011. TomoTherapy previously did not have an “age out” criteria, so we have adjusted the TomoTherapy backlog to age out orders where 2.5 years have passed from the time the order entered TomoTherapy’s backlog. As of March 31, 2013, product only backlog was $297.9 million as compared to $279.6 million as of March 31, 2012.

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

Results of Continuing Operations

Three and nine month periods ended March 31, 2013 compared to three and nine month periods ended March 31, 2012

Net Revenue

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent	2013	2012	Variance	Percent
Products	$25,023	$59,875	$(34,852)	-58%	$98,821	$179,851	$(81,030)	-45%
Services	45,524	41,720	3,804	9%	132,253	127,218	5,035	4%
Other	—	221	(221)	-100%	—	1,621	(1,621)	-100%
Net Revenue	$70,547	$101,816	$(31,269)	-31%	$231,074	$308,690	$(77,616)	-25%

Total revenues during the three months ended March 31, 2013 decreased by 31% from the three months ended March 31, 2012 primarily due to lower product revenues. We recognized revenues on 9 units during the three months ended March 31, 2013 as compared to 21 units during the three months ended March 31, 2012. The decrease in units along with a decline in average selling price per unit resulted in decreases in product revenues of $34.9 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Total revenues during the nine months ended March 31, 2013 decreased by 25% from the nine months ended March 31, 2012 primarily due to lower product revenues. We recognized revenues on 36 units during the nine months ended March 31, 2013 as compared to 69 units during the nine months ended March 31, 2012. This resulted in decreases in product revenues of $81.0 million during the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012. During the three and nine months ended March 31, 2013, product revenues from the sale of our units have continued to be slow primarily in the North American and Asia-Pacific regions due to the slowdown in capital expenditures by hospitals, continued uncertainties around economic growth in certain key markets, and the lack of availability of the new models of the CyberKnife System and the TomoTherapy System.

Services revenues during the three and nine months ended March 31, 2013 increased by $3.8 million and $5.0 million, respectively, from the three and nine months ended March 31, 2012. Service revenues during the three and nine months ended March 31, 2012 included $1.9 million and $10.6 million, respectively, of service revenues arising from purchase accounting adjustments related to the TomoTherapy acquisition which was completed in June 2011. Such purchase accounting adjustments were not material during the three and nine months ended March 31, 2013. Excluding such adjustments, service revenues increased by $5.7 million and $15.6 million, respectively, during the three and nine months ended March 31, 2013 as compared to the three and nine months ended March 31, 2012 primarily due to increases in sales of higher priced maintenance contracts, particularly to customers using the TomoTherapy systems, as well as an increase in our installed base. We expect our service revenue to increase as our installed base continues to grow.

Gross Profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net	(Dollars in	(% of net
(Dollars in thousands)	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)	thousands)	revenue)
Gross profit	$20,053	28.4%	$36,111	35.5%	$70,355	30.4%	$100,782	32.6%
Products	6,620	26.5%	27,474	45.9%	37,845	38.3%	76,277	42.4%
Services	13,433	29.5%	8,620	20.7%	32,510	24.6%	23,592	18.5%
Other	—	0.0%	17	7.7%	—	0.0%	913	56.3%

The overall gross profit margin during the three and nine months ended March 31, 2013 declined by 7.1 percentage points and 2.2 percentage points, respectively, as compared to the three and nine months ended March 31, 2012. Product margins were lower during the three and nine months ended March 31, 2013 primarily due to higher cost of units sold attributed to higher per-unit production-related costs resulting from lower volume of production and lower revenues per unit, partially offset by the favorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011. Service margins were higher during the three and nine months ended March 31, 2013 primarily due to improvements in the reliability of the TomoTherapy Systems leading to reduced parts usage and other cost saving initiatives, partially offset by the unfavorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011.

In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. These included the write-up of inventory based on selling price rather than cost of manufacturing, the write-down of deferred product revenue, the write-up of deferred service revenue, and the recording of intangible assets related to developed technology and to backlog existing at the time of the acquisition. On the acquisition date, deferred service and product revenues were valued at cost plus a reasonable margin. Purchase accounting adjustments decreased gross profits for the three months ended March 31, 2012 by $2.7 million as follows: Product revenues were reduced by $1.3 million while product cost of revenues was increased by $3.8 million; Services revenues were increased by $1.9 million while services cost of revenues was decreased by $0.5 million. Purchase accounting adjustments reduced gross profit for the nine months ended March 31, 2012 by $11.8 million as follows: Product revenues were reduced by $1.9 million, while product cost of revenues was increased by $19.7 million; Services revenues were increased by $10.6 million while services cost of revenues was increased by $0.8 million. Purchase accounting adjustments reduced gross profit for the three and nine months ended March 31, 2013 by $1.7 million and $6.9 million, respectively, resulting primarily from the increases in product cost of revenues by $1.7 million and $6.8 million, respectively.

Selling and Marketing

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent	2013	2012	Variance	Percent
Selling and marketing	$12,646	$12,449	$197	2%	$41,296	$40,047	$1,249	3%
Percentage of net revenue	17.9%	12.2%			17.9%	13.0%

Selling and marketing expenses increased by $0.2 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to higher compensation related costs of $0.8 million and travel related costs of $0.2 million, resulting from a re-organization of the marketing function, partially offset by cost control initiatives, resulting in lower facilities and information technology related expenses of $0.5 million and tradeshow and advertising related expenses of $0.3 million.

Selling and marketing expenses increased by $1.2 million during the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 primarily due to higher tradeshow and advertising related expenses of $1.8 million and consulting expenses of $0.3 million related to the introduction of two new products at an industry trade show in October 2012, partially offset by lower travel related expenses of $0.5 million and other operational expenses of $0.2 million due to cost control initiatives.

Research and Development

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent	2013	2012	Variance	Percent
Research and development	$15,697	$22,398	$(6,701)	-30%	$51,510	$59,799	$(8,289)	-14%
Percentage of net revenue	22.3%	22.0%			22.3%	19.4%

Research and development expenses decreased by $6.7 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to decreases in consulting and project related costs of $3.4 million and facilities and information technology related costs of $1.8 million due to cost control initiatives and a reduction in development related activities after the two new product introductions at an industry trade show in October 2012 as well as lower compensation related costs of $0.9 million and travel related costs of $0.5 million resulting from a re-organization of the research and development function.

Research and development expenses decreased by $8.3 million during the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 primarily due to decreases in consulting and project related costs of $5.3 million and facilities and information technology related costs of $1.7 million due to cost control initiatives and a reduction in development related activities after the two new product introductions at an industry trade show in October 2012 as well as lower compensation related costs of $0.7 million and travel related costs of $0.6 million resulting from a re-organization of the research and development function during the three months ended March 31, 2013.

General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent	2013	2012	Variance	Percent
General and administrative	$16,745	$13,964	$2,781	20%	$45,479	$42,047	$3,432	8%
Percentage of net revenue	23.7%	13.7%			19.7%	13.6%

General and administrative expenses increased by $2.8 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to $4.9 million of severance charges incurred due to the restructuring of operations announced in January 2013. This was partially offset by lower compensation related costs of $1.1 million, lower consulting, legal and accounting related expenses of $0.6 million and lower travel and operational expenses of $0.4 million due to cost control initiatives.

General and administrative expenses increased by $3.4 million during the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 primarily due to $7.2 million of severance charges incurred for the departure of our former CEO, COO and other employees in the three months ended December 31, 2012 and the restructuring of operations announced in January 2013 and $1.7 million related to lease acceleration and fixed asset disposal charges from vacating an office facility during December 2012. This was partially offset by lower consulting, legal and accounting related expenses of $2.8 million, lower compensation related costs of $2.1 million, lower facilities and information technology related costs of $0.3 million and lower travel and operational related expenses of $0.2 million due to cost control initiatives.

Other Expense, Net

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent	2013	2012	Variance	Percent
Other expense, net	$(5,565)	$(838)	$(4,727)	564%	$(8,849)	$(8,074)	$(775)	10%

Net other expense increased by $4.7 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. During the three months ended March 31, 2013, we recognized net other expense of $5.6 million primarily due to $2.8 million of interest expense related to our 3.75% Convertible Notes and 3.50% Convertible Notes and $2.5 million of foreign currency losses primarily resulting from the depreciation of the Japanese Yen against the U.S. Dollar. During the three months ended March 31, 2012, we recognized net other expense of $0.8 million primarily due to $2.0 million of interest expense related to our 3.75% Convertible Notes, partially offset by foreign currency gains of $1.2 million primarily due to the strengthening of the Euro and the Swiss Franc against the U.S. Dollar.

Net other expense increased by $0.8 million during the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012. During the nine months ended March 31, 2013, we recognized net other expense of $8.8 million primarily due to $7.0 million of interest expense related to our 3.75% Convertible Notes and 3.50% Convertible Notes and $2.2 million of foreign currency losses primarily resulting from the depreciation of the Japanese Yen against the U.S. Dollar, partially offset by a $0.7 million gain on our previously held equity interest in Morphormics, Inc., resulting from our acquisition of Morphormics on July 16, 2012. During the nine months ended March 31, 2012, we recognized net other expense of $8.1 million primarily due to $5.3 million of interest expense related to our 3.75% Convertible Notes, which were issued on August 1, 2011 and $2.6 million of foreign currency losses primarily resulting from the strengthening of the U.S. Dollar against the Euro and the Swiss Franc.

Provision for Incomes Taxes

	Three Months Ended				Nine Months Ended
	March 31,			Variance in	March 31,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent	2013	2012	Variance	Percent
Provision for income taxes	$603	$1,247	$(644)	-52%	$1,867	$2,152	$(285)	-13%
Percentage of loss before provision for income taxes	-2.0%	-9.2%			-2.4%	-4.4%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. Income tax expenses were $0.6 million and $1.9 million for the three and nine months ended March 31, 2013 respectively, compared to income tax expenses of $1.2 million and $2.2 million for the three and nine months ended March 31, 2012 respectively. The decrease in tax expenses were primarily related to the release of tax reserves in certain foreign subsidiaries due to the expiration of statutes of limitation and the completion of tax audits.

Restructuring Charges

During December 2012, we vacated an office facility and recorded a charge of $1.4 million in general and administrative expenses during the three months ended December 31, 2012 for the remaining lease obligations on the facility, net of estimated sub-lease income. We also recorded a charge of $0.3 million in general and administrative expenses during the three months ended December 31, 2012 related to the disposition of certain fixed assets and leasehold improvements at this facility.

During the three months ended December 31, 2012, we also recorded severance related charges of $2.2 million in general and administrative expenses due to the departure of Dr. Euan S. Thomson (former Chief Executive Officer), Mr. Chris Raanes (former Chief Operating Officer) and certain other employees.

On January 3, 2013, management announced a restructuring of operations to focus on improving commercial execution and position the Company to support sustainable revenue growth and profitability. The restructuring is expected to reduce staffing by approximately 13 percent and was heavily concentrated in the United States. During the three months ended March 31, 2013, we substantially completed the restructuring exercise, reduced its global workforce under this program by 108 full-time employees and recorded $4.9 million in charges for severance and related benefits for all affected employees. At March 31, 2013, approximately $2.0 million of the restructuring related liabilities were included in accrued compensation in the condensed consolidated balance sheet. We do not expect any significant severance-related charges to be incurred during the fourth quarter of fiscal 2013 and expect the remaining activities under this program to be substantially completed by the end of fiscal 2013. Management expects annualized savings of approximately $17 million to $19 million of compensation related expenses as a result of this restructuring of operations. Restructuring charges are reflected within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Loss from Discontinued Operations

The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded during the three and nine months ended March 31, 2013 and 2012, respectively, have been disclosed as discontinued operations.

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

Loss from Deconsolidation of CPAC

On December 21, 2012, the Company and CPAC entered into a Purchase Agreement and Release, whereby all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. Additionally, we assigned all our rights to the DWA technology licensed from Lawrence Livermore National Security, LLC to CPAC. As a result of the Purchase Agreement, we concluded that we are no longer the primary beneficiary of CPAC since we do not have any variable interests in that entity. Accordingly, we have deconsolidated CPAC and recorded a loss of $3.4 million during the second quarter of fiscal 2013 due to the write-down of the carrying value of CPAC’s net liabilities, the write-off of the receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received.

Equity Awards

Performance-based Awards (“PSUs”)

During fiscal 2012, the Compensation Committee of our Board of Directors of the Company approved the granting of Performance-Based Stock Units (“PSUs”) to employees of the Company which vest only upon meeting certain financial performance criteria during the performance period commencing on the first day of our 2012 fiscal year and ending on the last day of our 2013 fiscal year. In the event that the PSUs do not become vested as a result of the Company’s performance during the performance period, all PSUs are automatically forfeited by the participants effective as of the last day of the performance period. During fiscal 2012, approximately 1.0 million PSUs were granted to employees valued at approximately $3.9 million which was based on the fair value of the Company’s common stock on the grant date and will be recognized over the requisite performance period based on our assessment of the probability of achieving the performance criteria. Approximately 0.6 million PSUs are outstanding as of March 31, 2013.

As of March 31, 2013, we have assessed that it was not probable that the performance criteria would be met during the performance period and accordingly, no compensation cost has been recognized for the PSUs to date or during the three months ended March 31, 2013. If in a future period management revises its assessment and concludes that it is probable that the performance criteria will be met, we will record a cumulative catch-up compensation charge for the PSUs in that period. Remaining compensation charges for the PSUs would be recognized ratably over the remaining performance period.

Market Stock Unit (“MSU”) program

In October 2012, the Compensation Committee approved a new performance equity program, referred to as the market stock unit program (“MSU Program”). The MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company’s total stockholder return exceed that of the Russell 2000. Based on a sliding scale of how much the Russell 2000 benchmark is exceeded, participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods, one at the end of fiscal 2014 and another at the end of fiscal 2015. During the nine months ended March 31, 2013, 0.4 million MSUs were granted to participating executives. The MSUs were valued at approximately $1.5 million based on a Monte-Carlo simulation on the grant date and will be recognized over a weighted average period of 1.8 years.

Liquidity and Capital Resources

At March 31, 2013, we had $181.5 million in cash and cash equivalents. We expect to use cash for the balance of fiscal 2013 driven primarily by operating losses and capital expenditures. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A titled “Risk Factors” of Form 10-K for the year ended June 30, 2012. Also refer to Note 8, “Debt,” to the condensed consolidated financial statements for discussion of the 3.75% Convertible Notes and the 3.50% Convertible Notes. Based on our current business and financial plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

Cash Flows From Operating Activities

Net cash used in operating activities was $61.9 million for the nine months ended March 31, 2013 which was attributable to a net loss of $97.8 million, comprised of $78.7 million from continuing operations and $19.1 million from discontinued operations, and cash used for working capital purposes of $10.2 million. This was primarily offset by $46.1 million of non-cash charges, which primarily included depreciation and amortization expenses of $19.8 million, $12.2 million of impairment charges related to in-process research and development assets, share-based compensation expenses of $6.1 million, loss on deconsolidation of CPAC of $3.4 million, accretion of interest expense on the 3.75% Convertible Notes of $3.2 million and inventory write-downs of $1.7 million. Cash used for working capital was primarily attributed to increases in inventory balances of $12.2 million due to delays in manufacturing newly introduced products and decreases in accounts payable and accrued liabilities of $14.5 million due to timing of vendor payments, payment of accrued bonuses for the prior fiscal year, reduction of compensation related accruals, payments for inventory buy-back obligations and other liabilities. This was partially offset by decreases in accounts receivable of $13.2 million due to lower billings and increases in deferred revenue of $8.1 million mainly from increases in deferrals for support services due to an increase in the install base.

Net cash used in operating activities was $32.8 million for the nine months ended March 31, 2012 which was attributable to a net loss of $56.8 million, comprised of $51.3 million from continuing operations and $5.5 million from discontinued operations, and cash used for working capital purposes of $12.6 million. This was partially offset by $36.7 million of non-cash charges, which primarily included $24.5 million of depreciation and amortization expenses, $6.3 million of share-based compensation expense, accretion of interest expense on the 3.75% Convertible Notes of $2.6 million, $2.0 million for provision for write-down of inventories and $1.0 million for provision for bad debts. Cash used for working capital was primarily attributed to increases in accounts receivable of $12.9 million due to higher billings, decreases in accounts payable of $15.8 million due to timing of vendor payments and decreases in accrued liabilities of $15.6 million due to payments for acquisition related, value-added tax related, and other liabilities, decreases in customer deposits of $6.3 million due to lower minimum deposit requirements on new orders and partially offset by cash flow from decreases in inventory balances of $9.2 million due to usage and increases in deferred revenues of $24.1 million due to increased shipments and billings.

Cash Flows From Investing Activities

Net cash used in investing activities was $15.7 million for the nine months ended March 31, 2013, which primarily consisted of the purchase of property and equipment of $11.6 million and $3.9 million related to the acquisition of Morphormics.

Net cash used in investing activities was $9.1 million for the nine months ended March 31, 2012, which consisted of purchases of property and equipment of $7.7 million and $1.4 million related to the acquisition of TomoTherapy.

Cash Flows From Financing Activities

Net cash provided by financing activities was $116.0 million for the nine months ended March 31, 2013. In February 2013, we issued the 3.50% Convertible Notes for net proceeds of $110.5 million. In addition, we received $5.5 million attributable to proceeds from the exercise of common stock options and the purchase of common stock under our equity compensation plans.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2012. There have been no material changes outside of the ordinary course of business in those obligations during the current quarter, except for the issuance of 3.50% Convertible Notes during February 2013. See Note 8, “Debt,” to the condensed consolidated financial statements for additional information. The following is a schedule summarizing our obligations to make future payments under the 3.75% Convertible Notes and the 3.50% Convertible Notes as of March 31, 2013:

		Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
3.75% Convertible Note	$112,500	$3,750	$7,500	$101,250	$—
3.50% Convertible Note	134,455	4,026	8,050	122,379	—
Total	$246,955	$7,776	$15,550	$223,629	$—

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

During the three and nine months ended March 31, 2013, there have been no changes to the critical accounting policies and estimates as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2012, which we believe are those related to revenue recognition, business combinations and intangible asset impairment, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expense and accruals.

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

Interest Rate Risk

At March 31, 2013, we had $5.0 million of cash equivalents invested in certificates of deposit. Our earnings would not be materially affected by interest rate risk due to the low interest rate on these highly liquid investments.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.                                             Legal Proceedings.

Please refer to Note 5, “Commitments and Contingencies,” to the condensed consolidated financial statements above for a description of certain legal proceedings currently pending against the Company.  From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 1A.                                    Risk Factors.

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, could materially and adversely affect our business, operations and financial condition. These risk factors do not identify all risks that we face—our business, operations and financial conditions also could be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 remains current as updated by our Quarterly Report on Form 10-Q for the quarters ended September 30, 2012 and December 31, 2012 with the exception of the revised and additional risk factors below that amend and supplement the risk factors previously disclosed.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of March 31, 2013, we had an accumulated deficit of $300.9 million. We may incur net losses in the future, particularly as we resolve the manufacturing and supply issues with our new CyberKnife M6 Series with the MLC, and restructure our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems and to control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

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

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third-party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. For example, on August 6, 2010, Best Medical International, Inc., or Best Medical, filed a lawsuit against Accuray in the U.S. District court for the Western District of Pennsylvania, claiming Accuray has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy, and on December 16, 2010, Best Medical filed an amended complaint, claiming that the Company also infringes U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. On March 9, 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. The Court issued a Scheduling Order on May 12, 2011 appointing a special master for claim construction, and setting a claim construction hearing on January 10, 2012. Best Medical moved to voluntarily dismiss one of the two remaining patents on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent at issue in the case. The Court held a claim construction hearing on May 17, 2012 and in January 2013, the Court issued the claim construction order. During a mandatory mediation held on March 25, 2013, the parties failed to reach a settlement agreement and a new mediation hearing is scheduled for May 16, 2013. If the parties fail to reach a settlement agreement then, we expect the matter to move into discovery and litigation. Best Medical is seeking declaratory and injunctive relief as well as unspecified compensatory and treble damages and other relief.

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

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of medical device products. We may be held liable if a CyberKnife or TomoTherapy System causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any weaknesses in training and services associated with our products may also result in product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create adverse publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. We may also be subject to claims for property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts of coverage. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which the CyberKnife or TomoTherapy Systems may be used, any of which could harm our reputation and business and result in a decline in revenue.

In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past, including four recalls for the CyberKnife System and two recalls for the TomoTherapy System during fiscal year 2012 and two recalls for the CyberKnife System in fiscal year 2013. Accuray initiated each of these recalls. No serious adverse health consequences have been reported in connection with these recalls, and the costs associated with each such recall were not material. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Modifications, upgrades and future products related to the CyberKnife or TomoTherapy Systems or new indications may require new FDA 510(k) clearances or premarket approvals, and such modifications, or any defects in design, manufacture or labeling may require us to recall or cease marketing the CyberKnife or TomoTherapy Systems until approvals or clearances are obtained.

The CyberKnife and TomoTherapy Systems are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device’s design, development, testing manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication of or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA through either the premarket approval process or 510(k) clearance process. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

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

In addition, even if the CyberKnife and TomoTherapy Systems are not modified, the FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design, manufacture or labeling. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. We have voluntarily conducted recalls and product corrections in the past, including four such recalls for the CyberKnife System and two such recalls for the TomoTherapy System during fiscal year 2012 and two recalls for the CyberKnife System in fiscal year 2013.  Accuray voluntarily initiated each of these recalls. To date, no serious health consequences have been reported in connection with these recalls, and the costs associated with each such recall were not material. We cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. Any recall could divert management’s attention, cause us to incur significant expenses, generate negative publicity, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife or TomoTherapy Systems, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

If we are found to have violated laws protecting the confidentiality of patient health information that we possess, we could be subject to contractual liability and civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, has promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information of patients by limiting their use and disclosure, giving patients the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA privacy standard was amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), enacted as part of the American Recovery and Reinvestment Act of 2009. Although we are not a “covered entity” under HIPAA, we are considered a “business associate” of certain covered entities. As a business associate which has access to patient health information provided by hospitals and healthcare providers, we are directly subject to HIPAA, including its enforcement scheme and inspection requirements, and are required to implement policies, procedures and reasonable and appropriate physical, technical and administrative security measures to protect individually identifiable health information we receive from covered entities.

We also are obligated to enter into, and have entered into, agreements with certain covered entities under which we are considered to be a “business associate” under HIPAA. In addition, as a result of rules enacted by HHS which became effective in March 2013, we are required, beginning September 2013, to enter into HIPPA-compliant business associate contracts with any subcontractors to which we delegate any function, activity or service that we agreed to perform for a covered entity, where such function, activity or service involves creating, receiving, maintaining or transmitting any protected health information.  Under these rules, we also will be liable for violations of the HIPPA rules by any subcontractor if that subcontractor is our agent and is acting within the scope of its arrangement with us.

Our failure to protect health information received from customers in compliance with HIPAA or other laws could subject us to civil and criminal liability to the government and civil liability to the covered entity, could result in adverse publicity, and could harm our business and impair our ability to attract new customers.

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

Certain governmental agencies, such as HHS and the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. We are also subject to the laws of those foreign jurisdictions in which we sell the CyberKnife and TomoTherapy Systems, some of which currently have more protective privacy laws. If we fail to comply with applicable regulations in this area, our business and prospects could be harmed.

Healthcare reform legislation could adversely affect demand for our products, our revenue and our financial condition.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators, and third-party payors to keep these costs down. For example, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. In addition, certain proposals, if passed, may impose limitations on the coverage or amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations and a material adverse effect on our financial position and results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, the two measures made the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health related provisions, some of which have already taken effect and others of which will take effect by 2014, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. There continue to be many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. Effective in 2013, there is a 2.3% excise tax on U.S. sales of medical devices, including our products. U.S. net sales represented 46% of our worldwide consolidated net sales in 2012, and therefore, this tax burden may have a material, negative impact on our business, results of operations and cash flow.

In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict the exact effect recently enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may materially lower reimbursements for our products, materially reduce medical procedure volumes and significantly and adversely affect our business.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At March 31, 2013, we had $181.5 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions, consisting of money market funds and certificates of deposit. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

On August 1, 2011, we issued $100 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2016 (which we refer to as the 3.75% Convertible Notes) and in February 2013, we issued $115 million aggregate principal amount of our 3.50% Convertible Senior Notes due 2018 (which we refer to as the 3.50% Convertible Notes, and together with the 3.75% Notes, we refer to them as the Convertible Notes). The price of our common stock could also be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company or by any hedging or arbitrage trading activity that involves our common stock. To the extent we issue common stock upon conversion of the Convertible Notes, that conversion would dilute the ownership interests of our stockholders.

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

Increased leverage as a result of our 3.50% Convertible Notes offering may harm our financial condition and operating results.

As of March 31, 2013, we had total consolidated long-term liabilities of approximately $211.1 million, including the liability component of the 3.75% Convertible Notes in the amount of $82.7 million and the 3.50% Convertible Notes in the amount of $115.0 million.

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

The conditional conversion features of the 3.75% Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the 3.75% Convertible Notes are triggered, holders of the 3.75% Convertible Notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their 3.75% Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 3.75% Convertible Notes, if we have irrevocably elected net share settlement upon conversion we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 3.75% Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

The 3.50% Convertible Notes do not provide for such a conditional conversion feature.

Provisions in the respective indentures for the Convertible Notes, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

Furthermore, if a “fundamental change” (as such terms are defined in each the indentures of the Convertible Notes) occurs, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes.  A “fundamental change” generally occurs when there is a change in control of Accuray (acquisition of 50% or more of our voting stock, liquidation or sale of Accuray not for stock) or trading of our stock is terminated. In the event of a “make-whole fundamental change” (as such term is defined in each of the indentures for the Convertible Notes), we may also be required to increase the conversion rate applicable to the Convertible Notes surrendered for conversion in connection with such make-whole fundamental change. A “make-whole fundamental change” is generally a sale of Accuray not for stock in another publicly traded company. In addition, each of the indentures for the Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes.

Item 2.                                             Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Sales of Unregistered Securities

None.

(b)                                 Use of Proceeds from Public Offering of Common Stock

None.

(c)                                  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.                                             Defaults Upon Senior Securities

None.

Item 4.                                             Mine Safety Disclosures

Not applicable.

Item 5.                                             Other Information

None.

Item 6.                                             Exhibits

Exhibit Number	Description
4.1	Indenture by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of February 13, 2013.

10.1	Renewal Executive Employment Agreement by and between the Registrant and Derek Bertocci, dated January 1, 2013.

10.2	Renewal Executive Employment Agreement by and between the Registrant and Theresa Dadone, dated January 1, 2013.

10.3	Renewal Executive Employment Agreement by and between the Registrant and Kelly Londy, dated January 1, 2013.

10.4	Renewal Executive Employment Agreement by and between the Registrant and Darren Milliken, dated January 1, 2013.

10.5	Renewal Executive Employment Agreement by and between the Registrant and Robert Ragusa, dated January 1, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCURAY INCORPORATED

By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer

By:	/s/ Derek Bertocci
Derek Bertocci
Senior Vice President and Chief Financial Officer

Date:   May 9, 2013