Form 10-K
period 2013-06-30
ACCURAY INC
filed 2013-08-29
CIK 1138723

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

         Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter was: $247,564,392. Shares of the registrant's common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 19, 2013, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 74,705,405.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2013 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2013

FORM 10-K

ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding the extent and timing of future revenues and expenses, statements regarding marketing efforts, statements regarding reimbursement rates, statements regarding regulatory requirements, statements regarding future orders, statements regarding the cancer treatment market, statements regarding our strategy, statements regarding our products, statements regarding revenues, statements regarding intellectual property rights, statements regarding TomoTherapy, statements regarding our earnings or other financial results, and other statements using words such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "intends," "may," "plans," "projects," "should," "will" and "would," and words of similar import and the negatives thereof. Accuray Incorporated ("we," "our," the "Company") has based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. Factors that could cause our actual results to differ materially include those discussed under "Risk Factors" in Part I, Item 1A of this report. We undertake no obligation to update or revise any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

 PART I

Item 1.    BUSINESS

The Company

        We believe we are a leading radiation oncology company with a history of rapid innovations. Our leading edge technologies are designed specifically to deliver highly precise radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. Our suite of products includes the CyberKnife® Systems and the TomoTherapy® Systems.

        The CyberKnife Systems are fully robotic stereotactic radiosurgery systems, or SRS and stereotactic body radiation therapy systems, or SBRT used to treat multiple types of cancer and tumors throughout the body. The CyberKnife Systems automatically track, detect and correct for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation with sub-millimeter accuracy while patients breathe normally. Treatment with the CyberKnife Systems requires no anesthesia, and can be performed in one to five staged treatment sessions on an outpatient basis. In addition, the CyberKnife Systems are designed to minimize many of the risks and complications that are associated with other treatment options. The CyberKnife Systems include: the CyberKnife G4, which includes the Fixed collimator; CyberKnife® VSI™ System, which includes the Fixed and Iris collimators and the new CyberKnife M6 Series System, that comes in configurations that have the option of Fixed collimator, Iris collimator, and a MultiLeaf collimator, or MLC.

        The TomoTherapy Systems are used to treat a wide range of cancers and tumors, and enable efficient daily imaging to ensure the accuracy of the patient position before each treatment delivery. The TomoTherapy Systems operate on ring gantries and combine integrated CT imaging with intensity modulated radiation therapy or IMRT, which is designed to deliver radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. The TomoTherapy Systems include the Hi-Art® System, delivering CT-guided, helical IMRT; the TomoHD™ System, which includes both our TomoHelicalTM and TomoDirectTM treatment modalities and the Tomo H TM Series Systems that come in configuration options of TomoHTM, TomoHD™ and TomoHDATM and which includes one or more of the following options: TomoHelicalTM, TomoDirectTM, High Performance VoLo TM Planning and TomoEdge Dynamic Jaws.

        As of June 30, 2013, 700 CyberKnife and TomoTherapy Systems were installed worldwide, four of which were installed under our shared ownership program.

        We were incorporated in California in 1990 and commenced operations in 1992. We reincorporated in Delaware in 2007. Our principal offices are located at 1310 Chesapeake Terrace, Sunnyvale, CA 94089, and our telephone number is (408) 716-4600.

Market Overview

        Despite significant improvements in cancer diagnosis and treatment, cancer rates continue to increase globally and are a leading cause of death. According to the 2008 World Cancer Report and an update in June 2012, issued by the International Agency for Research on Cancer in the World Health Organization, or WHO, annual cancer rates around the world are projected to increase by over 73% to 22.0 million new cases in the year 2030 from 12.7 million cases in 2008. Since 2010, cancers are estimated to have been the leading cause of death. In the United States, cancer is the second leading cause of death after heart disease.

        Cancers can be broadly divided into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood-borne cancers, such as leukemia. The ACS estimates that solid tumor cancers will account for approximately 1.5 million, or approximately 91% of new cancer cases diagnosed and will account for approximately 0.5 million cancer related deaths in the United States.

        Traditional methods for the treatment of solid tumor cancers include chemotherapy, surgery and radiation therapy. Currently, the most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high-energy radiation generated by medical equipment external to the patient. Linear accelerators (linacs) have been widely used for radiation therapy for over 30 years. Linacs represent the largest product segment within the global radiation therapy equipment market which was estimated to have a market size of approximately $2.1 billion in 2011, according to the October 2010 Radiation Therapy Equipment Report by Global Industry Analysts, Inc. While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linacs to adequately treat their domestic cancer patient populations. We believe increasing demand for advanced medical treatments in many international markets and growth in cancer incidences worldwide will continue to drive demand for advanced linacs in the coming years.

Radiation Therapy

        Radiation therapy is used to treat a wide range of cancer and tumor types. Radiation therapy works by exposing clusters of cancer cells, or tumors, to a dose of high energy radiation sufficient to cause cell death. When the external beam radiation therapy process begins, the clinician's goal is to target radiation delivery to the tumor as precisely as possible in order to maximize the radiation dose delivered to cancerous tissue and minimize the exposure of healthy tissue. Recent advances in radiation therapy technologies have focused clinicians on further improving the ability to target the radiation dose more precisely at cancer cells while minimizing the exposure of healthy tissue. These advances include the following:

  Intensity modulated radiation therapy.    Intensity modulated radiation therapy, or IMRT, involves varying, or modulating, the radiation beam intensity across the treatment area. This technique aims to conform the high dose region of the radiation beam more closely with the shape of the tumor, enabling the delivery of higher doses of radiation to tumors with a reduced impact on surrounding healthy tissue.

  Image guided radiation therapy.    Image guided radiation therapy, or IGRT, involves delivering radiation guided by images of the treatment area taken shortly before and/or during treatment using CT scan, x-ray, ultrasound or other imaging technologies. By combining imaging with radiation treatment, clinicians can adjust the patient's position relative to the radiation source prior to each treatment to target the tumor more precisely.

  Radiosurgery and Stereotactic Body Radiation Therapy.    Radiosurgery originated for tumors in the brain (intracranial). However, depending on the proximity of normal healthy tissue to the tumor, there was a need for fractionated radiosurgery, even intracranially. The ability to deliver fractionated intracranial radiosurgery (dividing the prescription dose into one to five fractions) has evolved to meet this need. Additionally, the same tumor ablation technique has been extended to the treatment of targets anywhere in the body. To achieve the accuracy and precision required for both radiosurgery and Stereotactic Body Radiation Therapy, image guidance and a wide range of beam angles are critical for treatment.

  Adaptive radiation therapy.    Adaptive radiation therapy involves adjusting a patient's radiation therapy plan during or between fractions to account for changes in the patient's anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. While there is no widely accepted definition of adaptive radiation therapy, it has been characterized to include as little as an adjustment to the physical position of the patient relative to the radiation source prior to treatment, as occurs during IGRT, rather than adjustment to the treatment plan. Our approach is based on the belief that adaptive radiation therapy requires monitoring and adjustments to the treatment plan facilitated by both the regular acquisition of updated quantitative images showing the location, size, shape and density of the tumor, and verification of the radiation dose received by the patient throughout the entire course of treatment.

  Dose escalation.    Higher doses of radiation have been shown to yield greater local control of the tumor. The advent of innovative technological features in radiation therapy treatment planning and delivery has allowed the clinical use of dose escalation, increasing the radiation dose administered to tumors in the patient, which has resulted in improved local tumor control and, in some cases, improved patient survival. Hypofractionation is an evolving radiation therapy technique that involves reducing the number of fractions and delivering larger doses of radiation per fraction. The benefits of hypofractionation include patient convenience as a result of fewer treatment visits and more efficient use of radiation therapy systems. Stereotactic radiation therapy and stereotactic radiosurgery procedures, in which treatment is provided in one to five sessions, are extreme examples of hypofractionation. Hypofractionation has been used to date to treat only a limited number of tumor types. These tumors are generally small and are located in a few specific, sensitive regions of the body, such as the head and neck, spinal cord, lung and prostate, where the very high intensity radiation involved in dose escalation increases the need for a radiation delivery system that is capable of locating tumors and delivering radiation with high precision.

        Despite advances in radiation therapy techniques, most commercially available radiation therapy systems from other manufacturers still present significant limitations that restrict clinicians' ability to provide the most effective treatment possible. These limitations include:

  Limited versatility and precision.    The C-arm configuration of traditional radiation therapy systems has a limited range and speed of motion due to its size and mechanical structure. Most existing MLCs, which modulate or shape the radiation beams, also have mechanical limitations that reduce their beam-shaping ability and the speed at which they operate. These design elements limit the motion and dynamic range of IMRT intensities capable of being delivered by traditional radiation therapy systems and often make it impractical to deliver radiation from more than five to nine treatment angles during a typical treatment session. These limited treatment angles reduce the ability to deliver precisely targeted radiation that minimizes exposure to healthy tissue. Such imprecision may prevent clinicians from treating tumors near sensitive anatomic structures, such as the eye or the spinal cord, or from re-treating patients in an area of the body that was previously exposed to radiation and may be unable to tolerate additional exposure.

  Limited ability to provide frequent, quantitative images.    Precise radiation therapy requires frequent images that accurately depict the size, shape and location of the tumor. Many traditional radiation therapy systems either do not incorporate CT imaging functionality or use imaging technologies that do not have the ability to generate a quantitative assessment of the patient's and/or target volume's position. In addition, traditional radiation therapy systems measure the amount of radiation emitted by the device based on the system's performance specifications. This calculation does not provide the clinician with data regarding the amount of radiation that was received by the patient or what tissue within the patient's body received any particular amount of radiation. Also, many radiation therapy systems have imaging subsystems that are not suited to use for daily imaging of the patient due to concerns about the additional radiation exposure. Since it is common for internal organs to shift and for the size of the tumor to change during the course of treatment, failure to obtain updated images and adapt the treatment plan throughout the course of treatment may result in a portion, or potentially all, of the radiation dose missing the tumor and instead being absorbed by healthy tissue.

  Failure to integrate multiple functions.    Many traditional radiation therapy systems were designed solely for the purpose of delivering radiation and therefore do not possess integrated imaging, treatment planning, dose verification or quality assurance capabilities necessary for more advanced treatment protocols. Some systems subsequently have been adapted to include certain elements of this functionality by incorporating modular add-on devices to legacy linac designs. These separate modular components can provide imaging, treatment planning, quality assurance procedures or post-treatment analysis functionality. However, this add-on architectural approach can have safety and accuracy implications because the onus for checking proper data transmission and receipt often falls back to manual methods. This can result in a user reconfiguring and recalibrating the system between patient imaging, treatment planning, radiation delivery and quality assurance.

Development of Radiosurgery

        Radiosurgery systems differ from traditional radiation therapy systems in that they are designed to deliver a very high cumulative dose of radiation, in a single or a small number of treatments precisely targeted at the tumor rather than at a region that consists of the tumor plus healthy tissue that surrounds the tumor area. The more accurate delivery of radiation allows higher doses to be delivered, increasing the probability of tumor cell death and better local control. In addition, radiosurgery can be used on patients who cannot, because of advanced age or other health reasons, tolerate traditional surgery.

Our Strategy

        Our goal is to develop equipment and technology that allows physicians to deliver customized leading-edge treatment solutions that help cancer patients live longer, better lives. We endeavor to achieve this goal by expanding clinical opportunities for healthcare providers, helping them offer the best radiation treatment for each patient and by providing patients with treatment tailored to their specific needs. Our vision is a future where the fear, pain and suffering of cancer are a thing of the past. We believe our current technologies and our future innovation can help to achieve this. Some of the key elements of our strategy include the following:

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

        Continue to expand the radiosurgery market.    While radiosurgery has traditionally been used to treat brain tumors, the CyberKnife Systems received U.S. Food and Drug Administration, or FDA, clearance in 2001 to treat tumors anywhere in the body where radiation is indicated. Our system data demonstrate that over 50% of CyberKnife utilization is for cancers and tumors in the body in places other than the brain. There are now hundreds of peer-reviewed publications supporting use of CyberKnife in treatment of various cancer and tumor types.

        Continue to innovate through clinical development and collaboration.    The clinical success of our products is due in large part to the collaborative partnerships we have developed over the last decade with clinicians, researchers and patients. We proactively seek out and rely on constructive feedback from system users to learn what is needed to enhance the technology. As a result of this collaborative process, we continually refine and upgrade our systems, thereby improving our competitive position in the radiation therapy and radiosurgery markets. Our upgrades are designed to address customer needs in the areas of improving the ease of use and accuracy of treatment, decreasing treatment times, and improving utilization for specific types of tumors.

        Expand sales in international markets.    We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. We currently have regional offices in Madison, Wisconsin, Morges, Switzerland, Paris, France, Brussels, Belgium, Hong Kong, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. Combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region and Latin America, our sales and distribution channels cover more than 92 countries. However, many of these countries are not highly developed at this time and therefore sales opportunities may be limited. We intend to increase our international revenue by select additions of direct sales and marketing personnel in targeted areas to further penetrate our most promising international markets, as well as additions of distributors.

        Pursue acquisitions, strategic partnerships and joint ventures.    We intend to actively pursue acquisitions, strategic partnerships and joint ventures we believe will allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with our customers. For example, in fiscal 2011, we completed the acquisition of TomoTherapy, Inc., a creator of advanced radiation therapy solutions for cancer care. In July 2012, we completed the acquisition of Morphormics, Inc., a privately-held company based in North Carolina, which is a developer of medical imaging software systems.

Our Products

        Our suite of products includes the CyberKnife® Systems and the TomoTherapy® Systems.

The CyberKnife Systems

        Our principal radiosurgery products are the CyberKnife Systems, a robotic radiosurgery system designed to treat tumors anywhere in the body non-invasively, which include the CyberKnife M6 Series with configuration options of Fixed collimators (F), Fixed collimators plus Iris variable aperture collimator (FI), Fixed collimators plus the InCiseTM MultiLeaf collimator (FM) and Fixed collimators plus Iris variable aperture collimator plus the InCise MultiLeaf collimator (FIM). The current United States list price for the CyberKnife Systems range from approximately $4.5 million to $7 million, depending upon system configuration and options purchased by the customer. The list price typically includes initial training, installation and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the CyberKnife Systems, as well as service contracts and training to assist customers in realizing the full benefits of the CyberKnife Systems.

        Using continual image guidance technology and computer controlled robotic mobility, the CyberKnife Systems are designed to deliver precise radiation from almost any angle and automatically track, detect and correct for tumor and patient movement in real-time throughout the treatment. This design is intended to enable the CyberKnife Systems to deliver high-dose radiation with precision, which minimizes damage to surrounding healthy tissue and eliminates the need for invasive head or body stabilization frames. Our patented image-guidance technology correlates low dose, real-time treatment X-rays with images previously taken with a CT scan of the tumor and surrounding tissue to direct each beam of radiation with increased precision versus treatments without this real-time feedback. This, in turn, enables delivery of a highly conformal, non-isocentric dose of radiation to the tumor, with minimal radiation delivered to surrounding healthy tissue. With its autonomous ability to track, detect and correct for even the slightest tumor and patient movement throughout the entire treatment, the CyberKnife System is intended to provide clinicians with an effective, uninterrupted and accurate treatment

        Our newest configurations of CyberKnife Systems include the following:

        The CyberKnife M6 Series with configurations of F, FI, FM and FIM.    The M6 Series is FDA approved to be used with any of the following options: Fixed collimators (F), an Iris collimator (I) or a Multileaf collimator (M). When the InCise™ Multileaf collimator (MLC) is available, larger tumors previously thought untreatable with radiosurgery and SBRT will be able to be treated efficiently and with unrivaled accuracy and tissue sparing. The InCise MLC and IMRT planning tools will enable expansion of indications that can be treated with a CyberKnife to include many IMRT indications. The CyberKnife® M6™ Series includes disease-specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors.

        CyberKnife VSI System.    The CyberKnife VSI System is available with the Fixed collimators or an optional Iris collimator. The VSI System uses an intuitive planning process to enable clinicians to adapt treatment delivery to the distinct characteristics of each patient with continual image guidance.

        We believe the CyberKnife Systems offer clinicians and patients the following benefits:

        The only truly robotic system in the market.    Combining the benefits of continual image guidance and non-isocentric, non-coplanar treatment delivery, the CyberKnife Systems precisely contour radiation delivery to spare healthy tissue while maintaining sub-millimeter accuracy, even for targets that move during treatment. The CyberKnife Systems are the clinical solution to choose when accuracy, flexibility, efficiency and patient comfort are essential.

        Treatment of inoperable or surgically complex tumors.    The CyberKnife Systems may be used to target tumors that cannot be easily treated with traditional surgical techniques because of their location, number, size, shape or proximity to vital tissues or organs, or because of the age or health of the patient. The CyberKnife Systems' intelligent robotics enable the precise targeting of a tumor, while at the same time minimizing damage to surrounding healthy tissue.

        Treatment of tumors throughout the body.    The CyberKnife Systems have been cleared by the FDA to provide treatment planning and image-guided radiosurgery treatment for tumors anywhere in the body where radiation treatment is indicated. Unlike frame-based radiosurgery systems, which are generally limited to treating brain tumors, the CyberKnife Systems are being used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the lung, liver, prostate and pancreas.

        Real-time tracking of tumor movement.    The CyberKnife Systems are designed to enable the treatment of tumors that change position due to respiration, tumor or patient movement during treatment. The CyberKnife Systems offer the following features which enhance image guided robotic radiation surgery: Synchrony® Respiratory Tracking System, Xsight® Lung Tracking System, Xsight® Spine Tracking System, InTempo™ Adaptive Imaging System and Lung Optimized Treatment (optional).

        Significant patient benefits.    Patients may be treated with the CyberKnife Systems on an outpatient basis without anesthesia and without the risks and complications inherent in traditional surgery. Patients do not require substantial pre-treatment preparation, and typically there is little to no recovery time or hospital stay associated with CyberKnife Systems' treatments. In addition, the CyberKnife Systems eliminate the need for an invasive rigid frame to be screwed into the patient's skull or affixed to other parts of the body, or for artificial breath holding or gating instruments.

        Additional revenue generation through increased patient volumes.    We believe clinical use of the CyberKnife Systems allows our customers to effectively treat patients where extreme precision and ability to account for motion are important, and patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery. Therefore, we believe the treatment of these patients generates additional revenue without affecting our customers' traditional radiation therapy practices.

        Upgradeable modular design.    The CyberKnife Systems have a modular design, which facilitates the implementation of upgrades that generally do not require our customers to purchase an entirely new system to gain the benefits of new features. We continue to work to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access. The main components and options of the CyberKnife Systems include: the Compact X-brand linear accelerator (linac); Robotic manipulator, the Real-time image-guidance system with continuous target tracking and correction; X-ray sources; Image detectors. Key features of these components include:

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

  Real-time image-guidance system with continuous target tracking and correction.    Without the need for clinician intervention or treatment interruption, the CyberKnife Systems' real-time image-guided robotics is designed to enable continuous monitoring and correction for patient and tumor movements throughout each treatment as it is being delivered.

  X-ray sources.    The low-energy X-ray sources generate the X-ray images that help determine the location of bony or other anatomic landmarks, or implanted fiducials, which are used for tracking throughout the entire treatment.

  Image detectors.    The image detectors capture high-resolution anatomical images throughout the treatment. These live images are continually compared to the patient's CT scan to determine real-time patient positioning. Based on this information, the robotic manipulator automatically corrects for detected movements.

        In addition to the main components listed above, we also offer the following components and options: Synchrony Respiratory Tracking System; Xsight Spine Tracking System; Xsight Lung Tracking System; Lung Optimized Treatment; RoboCouch® Patient Positioning System; Xchange Robotic Collimator Changer; Iris Variable Aperture Collimator; 4D Treatment Optimization and Planning System; InTempo Adaptive Imaging System; MultiPlan® Treatment Planning System; MultiPlan MD Suite; CyberKnife Data Management System; MultiPlan Quick Review; Radiosurgery DICOM Interface; Monte Carlo Dose Calculation; Sequential Optimization Treatment Planning; Robotic IMRTTM; AutoSegmentation; QuickPlan; PlanTouchTM; the InCiseTM Multileaf Collimator. Key features of these components are as follow:

        Synchrony Respiratory Tracking System.    The CyberKnife Systems' proprietary motion tracking system, the Synchrony® Respiratory Tracking System, is used to continuously track tumors that move with respiration as beams are synchronized in real-time to tumor position while adapting to changes in breathing patterns, allowing for the delivery of highly conformed radiation beams while reducing areas of healthy tissue exposed to radiation. The Synchrony system provides what we believe is unsurpassed clinical accuracy of approximately 1.5 millimeters for tumors that move with respiration without the need for implanted fiducials.

        Iris Variable Aperture Collimator, which enables delivery of beams in 12 unique sizes with a single collimator, significantly reducing treatment times and the total radiation dose delivered to the patient.

        4D Treatment Optimization and Planning System, designed to optimize treatment by taking into account the movement of the tumor and the movement and change in shape of the surrounding tissue, thereby minimizing margins and radiation exposure to healthy tissue.

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

        CyberKnife Data Management System.    The results of a patient's treatment delivery, such as dose delivered from each beam, each path and each fraction, and details about the images acquired and corrections applied are recorded and stored in the data management system.

        Radiosurgery DICOM Interface.    Data management systems, such as the CyberKnife Data Management System, utilize industry-standard interface protocols, such as DICOM, to export patient information to the OIS. With the Radiosurgery DICOM Interface, the CyberKnife Systems complete the Oncology Information System (OIS) electronic medical record with a comprehensive export of the radiosurgery treatment history.

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

        PlanTouch.    PlanTouch™is the first commercially available, fully integrated software application in radiation oncology that allows physicians to remotely review and approve patients' radiation treatment plans on the iPad.

        InCise™ Multileaf Collimator.    The new InCise Multileaf Collimator is designed specifically for stereotactic radiosurgery (SRS) and stereotactic body radiation therapy (SBRT) treatments, giving the system the capability to extend its radiosurgical accuracy into a broader field of applications, meeting radiosurgery and radiotherapy needs. With the InCise Multileaf Collimator, the CyberKnife M6 Series can be used to treat large and irregular tumors more efficiently with excellent dose gradients. This added flexibility expands the number of patients eligible for treatment with the CyberKnife M6 Series.

The TomoTherapy Systems

        The TomoTherapy Systems include the new TomoTherapy H Series with configuration options of TomoH™, TomoHD™ and TomoHDA™. The TomoTherapy Systems consist of fully integrated and versatile radiation therapy systems used by healthcare professionals in the treatment of a wide range of cancer types. The current United States list price for the TomoTherapy Systems range from approximately $3.4 million to $4.5 million, depending upon system configuration and options purchased by the customer. The list price typically includes initial training, installation and a one-year warranty. We also offer optional hardware and software, technical enhancements and upgrades to the TomoTherapy Systems, as well as service contracts and training to assist customers in realizing the full benefits of the TomoTherapy Systems. We believe the TomoTherapy Systems offer clinicians and patients the following benefits:

        Versatile treatment capabilities.    The TomoTherapy Systems' ring gantry platform enables precise and efficient treatments by eliminating the need for the repeated adjustment and re-calibration steps necessitated by imaging and treating the patient on different systems and mechanically adjusting the C-arm to treat from different angles. The high-speed binary multi-leaf collimator, or MLC, is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam to either block or allow the passage of radiation, effectively shaping the beam as it is emitted. The combination of the ring gantry and the high-speed MLC (which we refer to as TomoHelicalTM) allow treatment to be delivered continuously in a 360-degree helical pattern around the patient's body. Moreover, we believe the TomoDirectTM feature provides the TomoTherapy Systems added versatility to provide high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. In addition, all TomoTherapy Systems enable an operator to provide non-isocentric three-dimensional conformal image-guided IMRT or stereotactic treatments within a typical cylindrical volume of 80 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows large areas of the body to be treated in a single session and the treatment of widely distant tumors. The TomoTherapy Systems' versatility, efficiency and precision offer clinicians an extensive range of effective treatment possibilities.

        Daily, quantitative imaging for better identification of tumors, dose verification and treatment planning.    The TomoTherapy Systems offer integrated quantitative CT imaging capabilities, which depict the density of tumors and healthy tissue more accurately than traditional radiation therapy systems. Our integrated mega-voltage computed tomography, or MVCT, which we market as our CTrue™ imaging technology, uses a low-intensity, fan beam CT to collect quantitative images prior to each treatment. These images allow lung tissue, fat, muscle and bone to be clearly distinguished. In addition, because of the low radiation dose involved, the clinician can collect daily, quantitative images, which can be used to monitor changes in the patient's internal anatomy and quickly adapt the plan if deemed clinically necessary. We believe daily, quantitative, relatively low dose images are essential to optimizing patient treatment by enabling clinicians to adapt the treatment plan in response to anatomical changes.

        Integrated treatment system for precise radiation delivery.    We believe the integration of our CTrue imaging technology, treatment planning and helical delivery mode of radiation beams enables highly accurate and precise radiation delivery. Our adaptive software allows clinicians to establish at the time of treatment the contours of a tumor and any sensitive structures at risk. The TomoTherapy Systems use a highly efficient dose computation algorithm to ensure the radiation beam conforms to the patient's tumor and minimizes exposure to sensitive healthy tissue structures, providing a highly-targeted dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues while reducing damage to nearby healthy tissues.

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

        Low barriers to installation and implementation.    All external beam radiation systems must be housed in rooms which have special radiation shielding to capture any radiation not absorbed by the patient. The TomoTherapy Systems' size and self-contained design allow customers to retrofit it into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are often required to install many other radiation therapy systems. With both imaging and radiation delivery capabilities in its ring gantry, the TomoTherapy Systems require less space than other linac systems, which use large moving arms to position the linac or incorporate adjacent imaging equipment used for treatment planning. In addition, because the TomoTherapy Systems have an integrated radiation beam stop, which captures radiation that passes through the patient, it requires less radiation shielding in treatment room walls as compared to the shielding required by a traditional system. We also preassemble, test and commission each TomoTherapy Systems at our manufacturing facility, and ship the system almost fully assembled. This assembly process typically allows radiation "beam on" within four days after delivery and first patient treatments to begin within 30 to 45 days after delivery.

        Platform for further technological advancements in adaptive radiation therapy.    We believe the TomoTherapy Systems are the only commercially available treatment device that enables truly adaptive radiation therapy because of its unique ability to provide daily, quantitative images, high speed delivery of radiation from fixed beam angles or helically from 360 degrees around the body and real-time verification of the dose received by the patient. We believe the combination of these design features and our integrated treatment planning and optimization software will allow us to continue to enhance the TomoTherapy Systems' adaptive capabilities to enable clinicians to routinely and easily adjust a patient's treatment as needed, thereby remaining true to the intent of the original treatment plan.

        In addition to the functionality listed above, the TomoTherapy Systems may be enhanced with the following product options: TomoDirectTM Treatment Mode; Planned Adaptive; OIS Connect™; SharePlan™; TomoTherapy Remote Software Solutions (Remote Planning and TomoPortal);

TomoQuality Assurance (TQATM) Package; VoLOTM Technology; TomoEdge Dynamic Jaws. Key features of these options are as follow:

        TomoDirect Treatment Mode.    The TomoDirect mode is a discrete angle, non-rotational delivery mode for the TomoTherapy Systems that allows the user to create a treatment plan that defines up to twelve target-specific gantry angles. Treatment planning is completed rapidly by all beams for each target being delivered sequentially with the couch passing through the bore of the system at an appropriate speed for each gantry angle. The TomoDirectTM mode enables users to plan and treat routine cases with greater efficiency, while achieving the quality of TomoTherapy's unique beamlet-based delivery.

        OIS Connect software option.    The OIS Connect software option is a DICOM standard-based solution that provides the ability to interface a TomoTherapy Systems to a compatible OIS.

        SharePlan option.    The SharePlan package provides the ability to automatically convert a treatment plan created for the TomoTherapy Systems to a plan that can be delivered on a conventional linac.

        Tomo Quality Assurance (TQA) package.    The TQA application offers trending and reporting of many system and dosimetric parameters that allow physicists to monitor the performance of their TomoTherapy Systems.

        VoLO Technology.    We introduced the VoLO Technology for the TomoTherapy System during fiscal 2012 as a new treatment planning system that leverages advanced graphics processing technology and a new calculation algorithm to increase clinical efficiency, throughput and flexibility in developing even the most complex radiation plans. The new VoLO solution features high-speed parallel processing for both dose calculation and optimization, based on Graphics Processing Unit (GPU) technology—a "first" for radiation oncology treatment planning. In addition, VoLO represents the first use of a new Non-Voxel Broad Beam (NVBB) calculation algorithm that takes advantage of both the GPU's unparalleled speed and the TomoTherapy Systems unique beamlet radiation delivery system to develop dose distributions from the perspective of each beamlet (up to tens of thousands in any given plan) as they pass through the patient's body. VoLO technology empowers clinicians to create highly customized treatment plans in less time, with greater flexibility to work interactively and in real time to efficiently develop the best IMRT treatment plans for even the most complex cases.

        TomoEdge Dynamic Jaws.    We introduced the TomoEdge Dynamic Jaws feature in October 2012 along with the new TomoTherapy H Series. TomoEdge is standard on the TomoTherapy HDA model and is also available on H and HD models. By dynamically varying the width of the collimator jaws during treatment delivery, dose to normal tissues immediately adjacent to the tumor is reduced, contributing to the minimization of radiation side effects. Additionally, overall irradiation time is shortened because the jaws are allowed to open more broadly throughout much of the delivery. The resulting gains in treatment quality and speed expand the TomoTherapy Systems clinical and market reach within the conventional and stereotactic radiotherapy spaces.

Sales and Marketing

        We market the CyberKnife and TomoTherapy Systems worldwide through a direct sales force in the United States and Canada, distributors in Latin America, and a combination of direct sales personnel and distributors managed through our regional headquarters in Morges, Switzerland, Hong Kong, China and Tokyo, Japan.

        In direct sales markets, we employ a combination of territory sales managers, product specialists, training specialists and marketing managers. Territory sales managers and product specialists are responsible for selling the systems to hospitals and stand-alone treatment facilities. Our marketing managers help market our current products and work with our engineering group to identify and develop upgrades and enhancements for our suite of products. Our training specialists train radiation oncologists, surgeons, physicists, dosimetrists and radiation therapists. Additionally, we have sales specialists dedicated to selling upgrades and service to our installed base customers.

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

        Under our standard distribution agreement, we generally appoint an exclusive distributor for a specific country. We typically also retains the right to distribute the CyberKnife and TomoTherapy Systems in such territories, though, we remain bound by certain agreements entered into by TomoTherapy prior to our acquisition that did not retain such rights in certain jurisdictions. Our distributors generally provide the full range of service and sales capabilities, although we may provide installation and service support for certain distributors.

        From time to time, we may provide our CyberKnife Systems' linac for use in non-medical areas. These areas may include non-destructive testing, visual inspection and other potential applications. We do not currently expect these non-medical uses to represent a significant portion of our revenue in the near term nor have they historically represented a significant portion of our revenues.

Manufacturing

        We purchase major components for each of our products from outside suppliers, including the robotic manipulator, treatment couches, gantry, magnetrons, imaging detectors and computers. We closely monitor supplier quality, delivery performance and conformance to product specifications, and we also expect suppliers to contribute to our efforts to improve our manufacturing cost and quality.

        Some of the components are obtained from single-source suppliers. These components include the gantry, couch, magnetron, solid state modulator and detector for the TomoTherapy Systems and the robot, magnetron and MLC for the CyberKnife Systems. In most cases, if a supplier were unable to deliver these components, we believe we would be able to find other sources for these components subject to any regulatory qualifications, if required. In the event of a disruption in any of these suppliers' ability to deliver a component, we would need to secure a replacement supplier. Additionally, any disruption or interruption of the supply of key subsystems could result in increased costs and delays in deliveries of our treatment systems, which could adversely affect our reputation and results of operations. To help mitigate these risks, we negotiate long-term supply contracts or submit long-term orders and forecasts to our single-source suppliers with the goal that our demand can be satisfied and any capacity problem can be mitigated.

        We manufacture certain electrical subsystems, including the linac for our CyberKnife Systems, at our Sunnyvale, California facility, and manufacture TomoTherapy Systems in Madison, Wisconsin. We manufacture the linac for our TomoTherapy Systems at our Chengdu, China facility. Our facilities employ state-of-the-art manufacturing techniques and equipment. Our company-wide quality systems are certified independently and compliant to the internationally recognized quality system standard for medical devices, International Standards Organization, or ISO, 13485:2003, and the Quality System regulations enforced by the FDA. We believe our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

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

        As of June 30, 2013, we held exclusive field of use licenses or ownership of more than 311 U.S. and foreign patents, and more than 116 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy Systems, or are being incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation treatment. We cannot be sure that any patents will be issued from any of our pending patent applications, nor can we assure you that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

        Patents may provide some degree of protection for preventing others from making, using, selling, or offering for sale a system that shares one or more features of the CyberKnife or TomoTherapy Systems. However, patent protection involves complex legal and factual determinations and is therefore uncertain. The laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of technology of interest to us. As a result, we cannot assure you that patents will issue from any of our patent applications. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. In view of these factors, our intellectual property positions bear some degree of uncertainty.

        We have periodically monitored and continue to monitor the activities of our competitors and other third parties with respect to their use of intellectual property.

        In April 2007, we entered into a License and Development Agreement, or Original Agreement, with CyberHeart, Inc., or CyberHeart, and in December 2010, we entered into a License Agreement, or New Agreement, with CyberHeart. As part of these agreements, we have licensed and will continue to license certain intellectual property rights and technologies to CyberHeart, which CyberHeart will use to develop and commercialize new systems and applications in the field of cardiac disease. In the event CyberHeart is able to successfully develop and commercialize such an application, under the agreements, we would be the sole supplier of radiosurgery equipment to CyberHeart and would also be entitled to receive specified payments based on the sale of any CyberHeart products covered by the intellectual property Accuray licenses to CyberHeart. The Original Agreement remains in full force and effect until the effective date of the New Agreement, which is the first date of human clinical treatment performed by CyberHeart, using a CyberHeart product together with a CyberKnife System, to affect cardiac tissue ablation with the goal of achieving a therapeutic effect. In December 2010, we also entered into a Patent License Agreement with CyberHeart, pursuant to which CyberHeart granted the Company certain patent rights in the field of non-tumor cardiovascular disease, which rights are exercisable by us only upon the occurrence of certain trigger events specified in the New Agreement. We would pay a specified royalty to CyberHeart for the sale of any our products covered by the licensed CyberHeart patents. Roderick Young, a former member of our Board of Directors, is a founder, officer and director of CyberHeart.

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

        The modular design of our systems supports rapid development for new clinical capabilities and performance enhancements by generally allowing each subsystem to evolve within the overall platform design. Access to regular product upgrades protects customer investment in the system, facilitates the rapid adoption of new features and capabilities among existing installed base customers, and drives increasing value in our multiyear service plans. These upgrades will generally consist of software and hardware enhancements designed to increase the ease of use of our systems, improve the speed and accuracy of patient treatment and meet other customer needs.

        As of June 30, 2013, we had 232 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2013, 2012 and 2011 were $66.2 million, $81.3 million and $41.3 million, respectively. We anticipate research and development expenses for fiscal 2014 will be lower than for fiscal 2013 based on the current schedule of our development projects.

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

Competition

        The medical device industry in general and the non-invasive cancer treatment field in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and regulatory clearance and approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well-established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery and other forms of minimally invasive procedures, brachytherapy, chemotherapy and other drugs remain alternatives to the CyberKnife and TomoTherapy Systems.

        New product sales into this competitive market are primarily dominated by two companies: Elekta AB, or Elekta, and Varian Medical Systems, Inc., or Varian. Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image-guidance systems to perform both radiosurgical and radiotherapy procedures. Other companies that compete with us to a lesser extent include Mitsubishi Heavy Industries, Ltd., BrainLAB AG, and ViewRay Incorporated.

        Furthermore, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, MRI-guided radiotherapy systems, proton therapy systems, drug treatment, gene therapy, and other approaches. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

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

  •
  Innovations that improve the effectiveness and productivity of our systems' treatment processes and enable them to address emerging customer needs;

  •
  Availability of reimbursement coverage from third-party payors (including insurance companies, governments, and/or others) for procedures performed using our systems;

  •
  Published, peer-reviewed data supporting the efficacy and safety of our systems;

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

        Our customers' equipment purchase considerations typically include reliability, treatment quality, service capabilities, patient throughput, price, payment terms and equipment supplier viability. We believe we compete favorably with our competitors on price and value based upon the technology offered by our treatment systems. We strive to provide a technologically superior product that covers substantially all aspects of radiation therapy to deliver precise treatments with high-quality clinical outcomes that meet or exceed customer expectations.

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

US Reimbursement

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

Coverage

        Approximately 60% of patients treated in the United States with the CyberKnife and TomoTherapy Systems are covered through private insurance, rather than through Medicare. There are currently no national coverage determinations in place under Medicare for CyberKnife or TomoTherapy treatment. Coverage criteria for treatment with CyberKnife and TomoTherapy are outlined in local determinations or, in the absence of a formal policy, treatment is covered as long as it is considered reasonable and necessary. The most common indications covered by Medicare in local coverage determinations for robotic radiosurgery are primary and metastatic tumors in the brain, spine, lung, liver, kidney, pancreas, adrenal gland, prostate as well as other cancers that have failed previous treatment. Intensity Modulated Radiation Therapy, or IMRT, is generally covered for cancers of the brain, spine, head and neck, prostate, thoracic, abdominal and retroperitoneal regions, other cancers (e.g. breast) meeting certain criteria, and tumors requiring re-irradiation or where dose tolerance may be exceeded with conventional treatment.

        Commercial payor policies vary with most covering robotic radiosurgery for tumors in the brain, spine, and lung. Other indications such as renal, liver, prostate, and pancreatic cancers are also covered by some national and local commercial payors. IMRT is typically covered by commercial payors for the indications covered by Medicare.

Coding

        The codes that are used to report robotic radiosurgery treatment delivery are healthcare common procedural codes, or HCPCS, G0339 for the first fraction and G0340 for fractions two through five. For 2014 CMS has proposed to eliminate the G codes for robotic and gantry based SRS/SBRT and replace them with CPT codes 77372 and 77373 in the hospital outpatient setting. The G codes will remain active codes in the freestanding center setting. IMRT delivery is billed under Current Procedural Terminology, or CPT, code 77418. Both HCPCS and CPT codes are valid codes for payment under Medicare and are recognized by commercial payors for use in the hospital outpatient and freestanding center sites of service. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

Payment

        The majority of procedures using the CyberKnife and TomoTherapy Systems are performed in the hospital outpatient department. Medicare payment for CyberKnife and TomoTherapy procedures delivered in the hospital outpatient setting is developed by the Centers for Medicare and Medicaid Services, or CMS, which calculates rates based on costs submitted by hospitals to perform outpatient procedures. Every year, CMS reviews hospital cost data for outpatient procedures, including radiosurgery and radiotherapy, makes adjustments to rates for the following year, and publishes national unadjusted averages for all procedures eligible for payment in this site of service. For calendar year 2013, the national unadjusted average Medicare payment rates for radiosurgery treatment delivered in the hospital outpatient department under codes G0339 and G0340 are $3,301 and $2,355 respectively. The 2013 national unadjusted Medicare payment rate for IMRT delivery in the hospital outpatient department under CPT code 77418 is $484. Imaging is bundled and not separately payable in the hospital outpatient department.

        Payment for treatment with CyberKnife and TomoTherapy Systems are also available in the freestanding center settings. In 2013, the primary treatment delivery codes for robotic radiosugery are carrier priced under Medicare and range from low payment to payment at parity with hospital outpatient departments to slightly above outpatient rates. Medicare payment for IMRT delivery in the freestanding center site of service is calculated by applying a universal multiplier (called a conversion factor) to values set for resource and malpractice costs for the procedure and adjusted to account for geographic variations. The 2013 national unadjusted Medicare payment rate for IMRT delivery in the freestanding center site of service is $406. Unlike in the hospital outpatient setting, imaging with IMRT is paid separately.

        On July 8, 2013, Medicare published its proposed rules for hospital outpatient services, for physicians, and services performed in the freestanding center setting for calendar year 2014. After a 60 day comment period, Medicare will review and analyze the comments. We expect Medicare to complete its review and publish the final rules sometime in early November 2013. For services delivered in the hospital outpatient department CMS has proposed increased payment rates for nearly all radiation oncology codes, while CMS has also proposed bundling of ancillary services (e.g. non-delivery codes). If finalized, the bundling will limit the number of codes and units of codes that can be paid separately; however, the increases in payment rates may mitigate the impact of the cuts, potentially resulting in increases in payment for IMRT treatments, depending on practice patterns. For radiosurgery procedures, the same bundling rules will apply, however, CMS has proposed to replace the G codes (G0339 and G0340) that have historically been used to report robotic treatment delivery and (G0173 and G0251) for non-robotic treatment delivery, with CPT codes that will be used to report gantry and robotic procedures combined. CPT code 77372 will be used for single session intracranial linear accelerator based radiosurgery and CPT code 77373 will be used for multi-session intracranial and multi-session extracranial radiosurgery. If finalized, the payment for single session CyberKnife and

TomoTherapy radiosurgery treatment delivery in the hospital outpatient setting, will increase significantly up from the current payment rate of $3,301 for robotic radiosurgery (G0339) and gantry based SRS (G0173) to $8,576. Payment for multi-session radiosurgery will increase slightly for robotic radiosurgery, up from the 2013 rate of $2,355 and significantly increase for non-robotic SRS from $978 to $2,480 for both. The 2014 proposed national unadjusted payment rate for IMRT delivery under CPT code 77418 in the hospital outpatient department is $538. Image guidance remains bundled in the hospital outpatient setting and no separate payment is made.

        The 2014 proposed payment in the freestanding center setting for robotic radiosurgery delivery for the first and subsequent treatments continues to be set by local Medicare carriers. For delivery of IMRT in the freestanding clinic, Medicare has released its proposed conversion factor, resource and malpractice values and geographic adjustment indices that would be used to calculate payment in 2014. In addition to making adjustment to the conversion factor (the multiplier used to calculate rates for all services priced under the Physician Fee Schedule), CMS has proposed a Medicare Economic Index (MEI) of 5% that could result in smaller cuts to radiation therapy procedures performed in the freestanding center setting, however Congress may wish to capture that savings to offset the Sustainable Growth Rate (SGR). Therefore we have estimated the payment rate for IMRT treatment delivery, conservatively, using the current 2013 conversion factor (which CMS also assumes Congress will keep) but not the 5% MEI. This calculation would result in a payment rate of $375, an 8% decrease from 2013 for IMRT delivery. Additional payment for image guidance in this site of service remains available. Commercial payors typically base payment on a percentage of billed charges, or on contracted rates, and may benchmark prices based on a percent of Medicare rates. Medicaid develops its own payment policies independently, which vary from state to state.

Foreign Reimbursement

        Internationally, reimbursement and healthcare payment systems vary from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side-by-side. In general, the process of obtaining coverage approvals has been slower outside of the United States. Our ability to achieve adoption of our treatment systems, and significant sales volume in international markets, will depend in part on the availability of reimbursement for procedures performed using our products.

Regulatory Matters

Domestic Regulation

        Our products and software are medical devices subject to regulation by the FDA, as well as other regulatory bodies. FDA regulations govern the following activities that we perform and will continue to perform to ensure medical products distributed domestically or exported internationally are safe and effective for their intended uses:

  •
  Product design and development;

  •
  Document and purchasing controls;

  •
  Production and process controls;

  •
  Labeling and packaging controls;

  •
  Product storage;

  •
  Recordkeeping;

  •
  Servicing;

  •
  Corrective and preventive action and complaint handling;

  •
  Pre-market clearance or approval;

  •
  Advertising and promotion; and

  •
  Product sales and distribution.

        FDA pre-market clearance and approval requirements.    Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either 510(k) clearance or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device, known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring pre-market approval. All of our current products are class II devices requiring 510(k) clearances.

        510(k) clearance pathway.    When a 510(k) clearance is required, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or PMA. By regulation, the FDA is required to clear or deny a 510(k) pre-market notification within 90 days of submission of the application. Clearance generally takes longer as the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

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

        Pre-market approval (PMA) pathway.    A PMA must be submitted to the FDA if the device is not eligible for the 510(k) clearance process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate reasonable evidence of the device's safety and efficacy to the FDA's satisfaction. Currently, no device we have developed and commercialized has required pre-market approval.

        Product modifications.    After a device receives 510(k) clearance or a PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance or approval. The FDA has issued draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices.

        We have modified aspects of our CyberKnife and TomoTherapy families of products since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA approval, the FDA may require us to seek 510(k) clearance or PMA approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is are obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. During our fiscal year ended June 30, 2013, we submitted one 510(k) clearance notification for modifications made to the operation of the CyberKnife System and one 510(k) clearance notification for the TomoTherapy System. The CyberKnife submission was cleared on October 26, 2012 and the TomoTherapy submission was cleared on August 29, 2012.

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

        The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. In June 2012, during an inspection performed by the FDA at our Sunnyvale facility, several minor observations of non-compliance were made. The initial classification of the inspection is considered to be Voluntary Action Indicated. We are undertaking corrective action in response to the FDA's observations and the FDA will reevaluate our correction actions upon reinspection. We believe there were no observations that involved a material violation of regulatory requirements. In July 2012, the FDA completed an inspection at our Madison facility, and no observations were noted. We believe we are in substantial compliance with the QSR. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

        On June 9 and 10, 2010, the FDA held a public meeting entitled "Device Improvements to Reduce the Number of Under-doses, Over-doses, and Misaligned Exposures from Therapeutic Radiation." The expressed purpose of the meeting was to discuss steps that could be taken by manufacturers of radiation therapy devices to help reduce misadministration and misaligned exposures. In advance of and at the meeting, the FDA requested comments in the following areas: features that should be incorporated into radiation therapy devices and their related software, user training, and quality assurance measures. It is likely the FDA will use the information gathered at this meeting to revise the standards and requirements for designing, manufacturing and marketing devices such as ours, creating uncertainty in the current regulatory environment around our current products and development of future products.

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

        If our past or present operations are found to be in violation of the federal Anti-Kickback Statute or similar government regulations to which we or our customers are subject, we or our officers may be subject to the applicable penalty associated with the violation, including significant civil and criminal penalties, damages, fines, imprisonment, and exclusion from the Medicare and Medicaid programs. The impact of any such violation may lead to curtailment or restructuring of our operations. Any penalties, damages, fines, or curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that some of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation. If an enforcement action were to occur, our reputation and our business and financial condition could be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with which we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business. Several recently enacted state and federal laws, including laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, now require, among other things, extensive tracking, maintenance of data bases regarding payments to physicians and other designated healthcare providers. These laws require or will require that we implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

        In addition, in July 2008, CMS issued a final rule implementing significant amendments to the regulations under the Stark Law. The final rule, which was effective October 1, 2009, imposes additional limitations on the ability of physicians to refer patients to medical facilities in which the physician or an immediate family member has an ownership interest for treatment. Among other things, the rule provides that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use basis. Prior to enactment of the final rule, physician owned entities had increasingly become involved in the acquisition of medical technologies, including the CyberKnife System. In many cases, these entities entered into arrangements with hospitals that billed Medicare for the furnishing of medical services, and the physician owners were among the physicians who referred patients to the entity for services. The rule limits these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and could discourage physicians from participating in the acquisition and ownership of medical technologies. The final rule also prohibits percentage-based compensation in equipment leases. As a result of the finalization of these regulations, some existing CyberKnife System operators have modified or restructured their corporate or organizational structures. In addition, certain customers that planned to open CyberKnife centers in the United States involving physician ownership have restructured their legal ownership structure. Certain entities were not able to establish viable models for CyberKnife System operation and therefore canceled their CyberKnife System purchase agreements. Accordingly, these regulations have resulted in cancellations of CyberKnife System purchase agreements and could also reduce the attractiveness of medical technology acquisitions, including CyberKnife System purchases, by physician-owned joint ventures or similar entities. As a result, these regulations have had, and could continue to have, an adverse impact on our product sales and therefore on our business and results of operations.

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

        Federal False Claims Act.    The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as "relators" or, more commonly, as "whistleblowers," may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife or TomoTherapy System or acquired a CyberKnife or TomoTherapy System through our shared ownership program, with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement, and even though such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated and determined to be in violation of any of these laws.

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

        As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information, including privacy and security standards required under HIPAA. The HIPAA privacy standard was recently amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, enacted as part of the American Recovery and Reinvestment Act of 2009. HITECH significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities under which we are considered to be a "business associate" under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Furthermore, as of February 2010, business associates are now directly subject to regulations under HIPAA, including a new enforcement scheme, criminal and civil penalties for certain violations, and inspection requirements.

        Foreign Corrupt Practices Act.    The United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the Foreign Corrupt Practices Act. Whenever the United States or another foreign governmental authority concludes that we are not in compliance with applicable laws or regulations, such governmental authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the Department of Justice. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. We are also potentially subject to the UK Bribery Act, which could also lead to the imposition of civil and criminal fines. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.

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

        We are also currently subject to regulations in Japan. A Japanese distributor received the first government approval to market the CyberKnife System from the Ministry of Health and Welfare, or MHLW, in November 1996. In December 2003, we received approval from the MHLW to market the CyberKnife System in Japan for clinical applications in the head and neck, and a new distributor, Chiyoda Technology Corporation, was appointed to distribute the CyberKnife System. In June 2008, we received approval from the MHLW to market the CyberKnife System for treatments throughout the body where radiation treatment is indicated. On June 30, 2009, our subsidiary, Accuray Japan KK, became the Marketing Authorization Holder in Japan, which allowed the Company to directly sell our products in Japan. In August 2010, we received Shonin approval from MHLW to market the CyberKnife G4 System to treat tumors non-invasively anywhere in the body, inclusive of head and neck. Hi-Art Co. Ltd., the original distributor for TomoTherapy in Japan, received the Shonin approval from the MHLW to market the TomoTherapy System for use as an integrated system for the planning and delivery of IMR for the treatment of cancer in January 2006. The Shonin was transferred to another distributor, Hitachi Medical Corporation in January 2009. During September 2011, Hitachi Medical Corporation received a Shonin approval for the marketing of the TomoHD model. In July 2012, we took over the Shonins and the service operations of the TomoTherapy Systems in Japan from Hitachi Medical Corporation.

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

Backlog

        For a discussion of the Company's fiscal 2013 backlog, please refer to the section entitled "Backlog," in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees

        As of June 30, 2013, we had 989 employees worldwide. None of the employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

Geographic Information

        For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements, which are incorporated herein by reference.

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

Item 1A.    RISK FACTORS

Risks Related to Our Business

If we do not effectively manage our growth, our business may be significantly harmed.

        In order to implement our business strategy, we expect continued growth in our infrastructure requirements, particularly as we expand our manufacturing capacities and our sales and marketing capabilities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

        As of June 30, 2013, we had an accumulated deficit of $319.6 million. We may incur net losses in the future, particularly as we resolve manufacturing and supply issues with the MLC option for our new CyberKnife M6 Series and improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems and to control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

If the CyberKnife or TomoTherapy Systems do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

        Achieving physician, patient, hospital administrator and third-party payor acceptance of the CyberKnife and TomoTherapy Systems as preferred methods of tumor treatment will be crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife or TomoTherapy Systems unless they determine, based on experience, clinical data and other factors, that the CyberKnife and TomoTherapy Systems are safe and effective alternatives to traditional treatment methods. We often need to educate physicians about the use of stereotactic radiosurgery, IGRT and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs and help train qualified physicians in the skilled use of the CyberKnife and TomoTherapy Systems. For example, the complexity and dynamic nature of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT, require significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and Robotic IMRT, as well as adaptive radiation therapy and IGRT, and require departures from their customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies.

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

  •
  The impact of the current economic environment on our business and our customers' business, including the postponement by our customers of purchase decisions or required build-outs;

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

        In October 2012, we introduced our new CyberKnife M6 Series Systems that come in configurations that have the option of: fixed collimator, iris collimator, and multi-leaf collimator (MLC). The vendor producing the MLC for our CyberKnife M6 Series Systems has experienced low manufacturing yields and has been able to deliver only a small number of units. Our life-cycle testing revealed that the units did not have the durability that we, and our customers, expect in our products. Therefore, we have decided that we will not release the MLC units produced by our current supplier to the market for commercial use. We are working with additional vendors for key components of our MLC and expect that this will enable us to produce an MLC that meets our standards in the future. The delay in shipment of our MLC may cause a delay in new orders and shipments of CyberKnife M6 Series Systems.

        In October 2012, we introduced our new TomoTherapy H Series Systems which come in configurations of TomoH™, TomoHD™ and TomoHDA™. We expect that these new TomoTherapy H Series Systems will drive future orders and revenue growth. If either of these new CyberKnife or TomoTherapy Systems, or any of the CyberKnife or TomoTherapy Systems, is unable to achieve or maintain market acceptance, new orders and sales of our systems would be adversely affected, our revenue levels would decrease and our business would be harmed.

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

        We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. In January 2013, we underwent a restructuring of our operations, and it may be more difficult to recruit new qualified personnel as a result of that restructuring. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry, particularly in northern California and in Madison, Wisconsin, is intense, and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. It is increasingly difficult, time consuming and expensive to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. A significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain personnel in key positions, we may be unable to continue to grow our business successfully.

We may not be able to achieve profitability with respect to our service business relating to TomoTherapy Systems.

        Our overall service operations relating to TomoTherapy Systems currently are modestly profitable. Our ability to increase the profitability of this service business depends in part on reducing warranty and service costs for the TomoTherapy Systems and improving economies of scale in service operations. We may be unable to achieve these reductions in costs or improve the reliability of the TomoTherapy Systems during the time period expected or at all, and this could adversely affect our results of operations, reduce physician confidence in our system, and erode our brand.

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

  •
  Low production volume which will result in high levels of overhead cost per unit of production;

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

        In January 2013, we announced a restructuring of our operations to focus on improving commercial execution and to position the Company to support sustainable revenue growth and profitability. The restructuring was designed to establish a reduced cost structure and to reallocate resources to commercial sales and marketing initiatives and improve business processes to support accelerated revenue growth. The restructuring was designed to generate expense reductions by reducing the number of our employees by approximately 13 percent and reducing program and discretionary spending. We may not be able to implement all of the actions that we intended to take in the restructuring of our operations and we may not realize all of the benefits that were expected from the restructuring. The Company may not be able to successfully establish a cost structure that appropriately reallocates resources to commercial sales and marketing initiatives or may not be able to implement improved business processes to support accelerated revenue growth. The restructuring may not improve commercial execution, and the Company may not be able to support sustainable revenue growth and profitability following the restructuring.

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

        We consider the competition for the TomoTherapy Systems to be existing radiation therapy systems, primarily using C-arm linacs, which are sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc. and Elekta AB, and to a lesser extent, Mitsubishi Heavy Industries, Ltd., BrainLAB AG and ViewRay Incorporated. Varian Medical Systems has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In 2008, Varian began selling and installing RapidArc technology. The RapidArc technology purports to be able to deliver image guided, intensity modulated radiation therapy more rapidly than other similar systems, including the TomoTherapy Systems, and Varian has maintained a strong marketing campaign claiming this technology has the same capabilities as, or better capabilities than, our TomoTherapy Systems. In April, 2010, Varian announced the launch of a new line of TrueBeam systems, which Varian claims are specifically designed for high-precision image guided radiotherapy and radiosurgery. Varian claims this new platform is designed to be versatile and can be used for all forms of advanced external beam radiation therapy. In April 2012, Varian and Siemens announced that they had entered into a strategic global partnership involving mutual marketing and representation of products for imaging and treatment in the global radiation oncology business, the development of software interfaces between Siemens and Varian treatment systems and potential joint development of new products.

        The CyberKnife System also competes directly with conventional linac based radiation therapy systems primarily from Elekta AB, BrainLAB AG, Mitsubishi Heavy Industries, Ltd. and Varian Medical Systems, Inc. At least one other company has announced that it is developing a product that, if introduced, would be directly competitive with the CyberKnife System. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. The CyberKnife System has not typically been used to perform traditional radiation therapy and therefore competition has been limited with conventional medical linacs that perform traditional radiation therapy. However, the CyberKnife VSI System, which we introduced in November of 2009, may be used to perform Robotic IMRT, an advanced method of traditional radiation therapy, which products of Elekta and Varian are also capable of performing. The new CyberKnife M6 Series, which we introduced in October 2012, includes the option of an MLC which may further the use of the CyberKnife Systems to perform radiation therapy, when this feature is commercially available. In October 2012, Varian announced a new line of C-arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife Systems. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures.

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

        Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. We implemented and began use of a new Enterprise Resource Planning, or ERP system effective January 1, 2011. Our initial implementation covered the basic elements of our ERP system. We migrated processes and systems used by TomoTherapy to the processes and systems used with our new ERP system, and we plan to implement additional capabilities in the future. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, or if we fail to smoothly manage the new ERP system or its integration with TomoTherapy's processes and systems, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. In addition, we are considering moving some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. In a cloud computing environment, we could be subject to outages and security breaches by the third party service provider. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results.

        Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized person or to the public. For example, in May of 2012, an email containing confidential employee information was inadvertently sent to all company employees in our Madison, Wisconsin campus. Immediately upon discovery of this error, Accuray's information technology department took all possible steps to recover this email and to prevent its further distribution. In addition, we offered to pay for up to two years of credit monitoring for any employee desiring such service. There can be no assurance that any efforts we make to prevent against such privacy breaches will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

        In October 2012, we introduced our new CyberKnife M6 Series Systems that come in configurations that have the option of: fixed collimator, iris collimator, and multi-leaf collimator (MLC). The vendor producing the MLC for our CyberKnife M6 Series Systems has experienced low manufacturing yields and has been able to deliver only a small number of units. Our life-cycle testing revealed that the units did not have the durability that we, and our customers, expect in our products. Therefore, we have decided that we will not release the MLC units produced by our current supplier to the market for commercial use. We are working with additional vendors for key components of our MLC and expect that this will enable us to produce an MLC that meets our standards in the future. The delay in shipment of our MLC may cause a delay in new orders and shipments of CyberKnife M6 Series Systems.

        Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA's Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production process, controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. Our Sunnyvale facility, where we manufacture the CyberKnife Systems, was most recently inspected by the FDA in June 2012. The 2012 inspection resulted in several observations. The initial classification of the inspection is considered to be Voluntary Action Indicated. We have undertaken corrective actions in response to the FDA's observations. In addition, our Madison facility, where we manufacture the TomoTherapy System, was most recently inspected by the FDA in July 2012. The 2012 inspection resulted in no observations.

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

        The CyberKnife System was initially cleared by a number of regulatory authorities for the treatment of tumors in the brain and neck. More recently, the CyberKnife Systems have been cleared in the United States to treat tumors anywhere in the body where radiation is indicated, and our future growth is dependent in large part on continued growth in full body use of the system. Currently, however, there are a limited number of peer-reviewed medical journal publications regarding the safety and efficacy of the CyberKnife System for treatment of tumors outside the brain or spine. If later studies show that the CyberKnife Systems are less effective or less safe with respect to particular types of solid tumors, or in the event clinical studies do not achieve the results anticipated at the outset of the study, use of the CyberKnife Systems could be negatively affected and our growth and operating results would therefore be harmed.

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

  •
  Consolidating corporate and administrative infrastructures of the combined company, including the consolidation of our European offices into one new location, which occurred in the fall of 2012;

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

        The complexity of our financial model contributes to our need for effective financial reporting systems and internal controls. We recognize revenue from a range of transactions including CyberKnife and TomoTherapy Systems sales, our shared ownership program and services. The CyberKnife and TomoTherapy Systems are complex products that contain both hardware and software elements. The complexity of the CyberKnife and TomoTherapy Systems and of our financial model pertaining to revenue recognition requires us to process a broader range of financial transactions than would be required by a company with a less complex financial model. Accordingly, deficiencies or weaknesses in our internal controls would likely impact us more significantly than they would impact a company with a less complex financial model. If we were to find that our internal controls were deficient, we could be required to amend or restate historical or pro forma financial statements, which would likely have a negative impact on our stock price.

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

        In calendar year 2013, payment for robotic radiosurgery will continue to be set by local Medicare carriers in the freestanding center setting for robotic radiosurgery delivery. For delivery of IMRT in the freestanding clinic, Medicare has released its conversion factor, resource and malpractice values and geographic adjustment indices that would be used to calculate payment in 2013. In addition to making an adjustment to the conversion factor (the multiplier used to calculate rates for all services priced under the Physician Fee Schedule), CMS made targeted cuts to IMRT based on its belief that shorter treatment times are typically seen in practice, as opposed to the longer times which had previously been used to calculate IMRT payment. While the time-based proposal by CMS was retained in the final rule, CMS considered other direct and indirect inputs that mitigated the overall payment reduction to less than half what it proposed for the reimbursement rate for IMRT.

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

        We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2013, customer contracts with extended payment terms of more than one year amounted to less than 5% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

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

        Although we believe that the CyberKnife and TomoTherapy Systems have advantages over competing products and technologies, we do not have sufficient clinical data demonstrating these advantages for all tumor indications. For example, because our CyberKnife procedures are relatively new, we have limited clinical data relating to the effectiveness of the CyberKnife Systems as a means of controlling the growth of cancer at a particular body site. In addition, we have only limited five-year patient survival rate data, which is a common long-term measure of clinical effectiveness in cancer treatment. Further, future patient studies or clinical experience may indicate that treatment with the CyberKnife System does not improve patient survival or outcomes.

        Likewise, because the TomoTherapy Systems have only been on the market since 2003, we have limited complication or patient survival rate data with respect to treatment using the system. In addition, while the effectiveness of radiation therapy is well understood, there is a growing but still limited number of peer-reviewed medical journal publications regarding the efficacy of highly conformal treatment such as that delivered by the TomoTherapy System. If future patient studies or clinical experience do not support our beliefs that the TomoTherapy System offers a more advantageous treatment for a wide variety of cancer types, use of the system could fail to increase or could decrease, and our business would therefore be adversely affected.

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

        Customer service is a critical element of our sales strategy. As of June 30, 2013 third-party logistics providers stored most of our spare parts inventory in depots around the world and performed a significant portion of our spare parts logistics and shipping activities. If any of our logistics providers suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify alternative logistics providers for our spare parts, shipments of spare parts to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.

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

        In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement. Required licenses may not be made available to us on acceptable terms or at all. If we were unable to obtain a license or successfully redesign our system, we might be prevented from selling our system. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, or a settlement or ongoing royalties. In these circumstances, we may be unable to sell our products at competitive prices or at all, and our business and operating results could be harmed.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

        As is common in the medical device industry, we employ individuals who were previously employed at other medical equipment or biotechnology companies, including our competitors or potential competitors. We may be subject to claims that we or those employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against claims of this nature, litigation could result in substantial costs and be a distraction to management.

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

If we are not able to meet the requirements of our license agreement with the Wisconsin Alumni Research Foundation, or WARF we could lose access to the technologies licensed thereunder and be unable to manufacture, market or sell the TomoTherapy Systems.

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

        Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies, or through collaborating with complementary businesses, rather than through internal development. The identification of suitable acquisition or alliance candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions or alliances. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition or alliance, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time consuming and may strain our resources, and we may not realize the expected benefits of any acquisition, collaboration or strategic alliance. Furthermore, the products and technologies that we acquire or with respect to which we collaborate may not be successful, or may require significantly greater resources and investments than we originally anticipated. In addition, we may be unable to retain employees of acquired companies, or retain the acquired company's customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. Consequently, we may not achieve anticipated benefits of the acquisitions or alliances which could harm our existing business. In addition, future acquisitions or alliances could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock.

Because the majority of our product revenue is derived from sales of the CyberKnife and TomoTherapy Systems, and because we experience a long and variable sales and installation cycle, our quarterly results may be inconsistent from period to period. These fluctuations in revenue may make it difficult to predict our revenue.

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

        We depend on a number of distributors in our international markets. In some cases, we have maintained both the distributors we had prior to the acquisition of TomoTherapy as well as TomoTherapy's distributors, as product-specific distributors of our systems. We are in the process of consolidating distribution channels in the jurisdictions in which we have multiple distributors. We cannot control the efforts and resources our third-party distributors will devote to marketing the CyberKnife or TomoTherapy Systems. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy Systems, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy Systems at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process, and we are dependent on their ability to do so effectively. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy Systems, and our ability to sell and service the CyberKnife or TomoTherapy Systems in the region formerly serviced by such terminated distributor could be materially adversely affected. Any of these factors could materially adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not actively market the CyberKnife or TomoTherapy Systems or do not otherwise perform under our distribution agreements, our potential for revenue and gross margins from international markets may be dramatically reduced, and our business could be harmed. Finally, our efforts to consolidate distributors may not prove to be successful and may adversely affect our business, financial condition and results of operations.

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

        Our international sales, as a percentage of total revenue, have increased over the last four fiscal years. The percentage of our revenue derived from sales outside of the United States was 55% in 2013, 54% in 2012 and 45% in 2011. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

        As of June 30, 2013, we had approximately $288.1 million and $114.5 million in federal and state net operating loss carry forwards, respectively, which expire in varying amounts beginning in 2019 for federal and 2015 for state purposes. In addition, as of June 30, 2013, we had federal and state research and development tax credit carryforwards of approximately $9.8 million and $6.8 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits will begin to expire in 2014. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

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

        We prepare our financial statements to conform with United States Generally Accepted Accounting Principles. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period. For example, due to the significance of the software component in certain of our products, we are currently bound by the software revenue recognition rules for a portion of our business

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

        At June 30, 2013, we had $73.3 million in cash and cash equivalents and $101.1 million in investments. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in money market funds and certificates of deposit. The investments are managed by third party financial institutions and consist of U.S. corporate debt securities and commercial paper. To date, we have experienced no realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

        While we believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described above and below, as well as:

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

        The CyberKnife and TomoTherapy Systems are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device's design, development, testing manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication of or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive, lengthy and unpredictable. The FDA's 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA in a timely fashion, if at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

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

        The FDA requires device manufacturers to make their own determination of whether or not a modification requires an approval or clearance; however, the FDA can review a manufacturer's decision not to submit for additional approvals or clearances. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance. The FDA has recently issued a draft guidance that, if finalized, will result in manufacturers needing to seek a significant number of new or additional clearances for changes made to legally marketed devices. We cannot assure you that the FDA will agree with our decisions not to seek approvals or clearances for particular device modifications or that we will be successful in obtaining premarket approvals or 510(k) clearances for modifications in a timely fashion, if at all.

        We have obtained 510(k) clearance for the CyberKnife Systems for the treatment of tumors anywhere in the body where radiation is indicated, and we have obtained 510(k) clearance for the TomoTherapy Systems to be used as integrated systems for the planning and delivery of IMRT for the treatment of cancer. The TomoTherapy Systems provide precise delivery of radiation to tumors while minimizing the delivery of radiation to vital healthy tissue. The TomoTherapy Systems deliver the radiation therapy, or stereotactic radiotherapy or radiosurgery, treatment in accordance with the physician approved plan using IMRT techniques delivered in a helical tomographic pattern. We have made modifications to the CyberKnife and TomoTherapy Systems in the past and may make additional modifications in the future that we believe do not or will not require additional approvals or clearances. If the FDA disagrees, based on new finalized guidance and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to the CyberKnife or TomoTherapy Systems and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA approval or clearance and we may be subject to significant regulatory fines or penalties.

        The FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design, manufacture or labeling. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. We have voluntarily conducted recalls and product corrections in the past, including four such recalls for the CyberKnife System and two such recalls for the TomoTherapy System during fiscal 2012 and two recalls for the CyberKnife System in fiscal 2013. Accuray voluntarily initiated each of these recalls. To date, no serious health consequences have been reported in connection with these recalls, and the costs associated with each such recall were not material. We cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. Any recall could divert management's attention, cause us to incur significant expenses, generate negative publicity, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife or TomoTherapy Systems, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

If we are found to have violated laws protecting the confidentiality of patient health information that we possess, we could be subject to contractual liability and civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

        There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, has promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information of patients by limiting their use and disclosure, giving patients the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA privacy standard was amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, enacted as part of the American Recovery and Reinvestment Act of

2009. Although we are not a "covered entity" under HIPAA, we are considered a "business associate" of certain covered entities and we have access to patient data, we are directly subject to HIPAA, including its enforcement scheme and inspection requirements, and are required to implement policies, procedures and reasonable and appropriate physical, technical and administrative security measures to protect individually identifiable health information we receive from covered entities.

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

        The Physician Payment Sunshine Act or the Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act on December 14, 2011, requires medical device companies such as Accuray to track payments and all transfers of value greater than $10 to licensed physicians and teaching hospitals in the U.S. Final regulations for the tracking and reporting of payments and transfers of value to licensed physicians have been finalized and we must begin tracking such payments beginning August 1, 2013 and must begin reporting payments to the government by March 31, 2014, and annually thereafter. After receiving reports of payments and transfers of value, the government plans to post that data on a public searchable government-maintained website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million).

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

        We have various arrangements with physicians, hospitals and other entities which implicate these laws. For example, certain physicians who own our stock also provide medical advisory and other consulting and personal services. Similarly, we have a variety of different types of arrangements with our customers. For example, our shared ownership program entails the provision of our products to our customers under a deferred payment program, where we generally receive the greater of a fixed minimum payment or a portion of the revenues of services. Included in the fee we charge for the placement and shared ownership program are a variety of services, including physician training, educational and marketing support, general reimbursement guidance and technical support. In the past, we have also provided loans to our customers. We also provide research grants to customers to support customer studies related to, among other things, our CyberKnife and TomoTherapy Systems. Certain of these arrangements do not meet Anti-Kickback Statute safe harbor protections, which may result in increased scrutiny by government authorities having responsibility for enforcing these laws.

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

        In addition to laws and regulations regarding medical devices, we are subject to a variety of environmental laws and regulations regulating our operations, including those relating to the use, generation, handling, storage, transportation, treatment and disposal of hazardous materials, which laws impose compliance costs on our business and can also result in liability to us. For example, we are in the process of updating the way our products are built such that they will be compliant with the recast Directive on Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or the RoHS Directive, which applies to medical devices beginning in July 2014. The recast RoHS Directive bans the placing on the EU market of new electrical and electronic equipment containing more than certain levels of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyl or PBB and polybrominated diphenyl ether, or PBDE. We believe that the RoHS Directive does not impose any restrictions on our products because our products are exempt as large scale fixed installations. The Notified Body which audits our compliance efforts has indicated that they share our view in this respect and that we are and will remain in compliance with the RoHS Directive because the RoHS Directive's restrictions do not apply to our products. Nevertheless, we are considering implementing the restrictions contemplated by RoHS whether or not they apply, albeit possibly not by July 2014.

Healthcare reform legislation could adversely affect demand for our products, our revenue and our financial condition.

        Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators, and third-party payors to keep these costs down. For example, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. In addition, certain proposals, if passed, may impose limitations on the coverage or amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations.

        In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, the two measures made the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health related provisions, some of which have already taken effect and others of which will take effect by 2014, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. There continue to be many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. Effective in 2013, there is a 2.3% excise tax on U.S. sales of medical devices, including our products. U.S. net sales represented 45% of our worldwide consolidated net sales in fiscal 2013, and therefore, this tax burden may have a material, negative impact on our business, results of operations and cash flow.

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

Risks Related to Our Common Stock

Our major stockholders own approximately 55% and directors and executive officers own approximately 0.8% of our outstanding common stock as of June 30, 2013, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

        As of June 30, 2013, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 55% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 0.8% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

        On August 1, 2011, we issued $100 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2016, which we refer to as the 3.75% Convertible Notes, and in February 2013, we issued $115 million aggregate principal amount of our 3.50% Convertible Senior Notes due 2018, which we refer to as the 3.50% Convertible Notes, and together with the 3.75% Notes, we refer to them as the Convertible Notes. The price of our common stock could also be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company or by any hedging or arbitrage trading activity that involves our common stock. To the extent we issue common stock upon conversion of the Convertible Notes, that conversion would dilute the ownership interests of our stockholders.

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

        As of June 30, 2013, we had total consolidated long-term liabilities of approximately $213.2 million, including the liability component of the 3.75% Convertible Notes in the amount of $83.8 million and the 3.50% Convertible Notes in the amount of $115.0 million.

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

        Furthermore, if a "fundamental change" (as such terms are defined in each the indentures of the Convertible Notes) occurs, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. A "fundamental change" generally occurs when there is a change in control of Accuray (acquisition of 50% or more of our voting stock, liquidation or sale of Accuray not for stock) or trading of our stock is terminated. In the event of a "make-whole fundamental change" (as such term is defined in each of the indentures for the Convertible Notes), we may also be required to increase the conversion rate applicable to the Convertible Notes surrendered for conversion in connection with such make-whole fundamental change. A "make-whole fundamental change" is generally a sale of Accuray not for stock in another publicly traded company. In addition, each of the indentures for the Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes.

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

        We also lease approximately 25,000 square feet of development and manufacturing space in Mountain View, California, under a lease expiring in September 2013, which we do not intend to renew.

        Our wholly owned subsidiary, TomoTherapy leases approximately 150,000 square feet of product development, manufacturing and administrative space in three buildings in Madison, Wisconsin, as follows:

  •
  An office building, which is approximately 61,000 square feet, which is leased to TomoTherapy until June 2018;

  •
  A manufacturing facility, which is approximately 56,000 square feet, which is leased to TomoTherapy until May 2018; and

  •
  A portion of an office building totaling approximately 33,000 square feet, which is leased to TomoTherapy until July 2014.

        In addition, our wholly-owned subsidiary, Chengdu Twin Peak Accelerator Technology Inc., leases approximately 18,000 square feet of space in a manufacturing facility in Chengdu, China until February 2018.

        We, directly or through our subsidiaries, also maintain offices in: Pittsburgh, Pennsylvania; Miami, Florida; Switzerland; France; China; Hong Kong; Japan; Spain; India; Russia; Germany; Turkey; Belgium, the United Kingdom; Brazil; and the United Arab Emirates.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "ARAY." The high and low sale prices for each quarterly period during our fiscal years ended June 30, 2013 and 2012 are as follows:

	High	Low
Year ended June 30, 2013
First Quarter	$7.28	$5.67
Second Quarter	$7.19	$6.10
Third Quarter	$6.78	$4.18
Fourth Quarter	$5.90	$4.17
Year ended June 30, 2012
First Quarter	$8.73	$3.63
Second Quarter	$4.45	$3.60
Third Quarter	$7.54	$4.41
Fourth Quarter	$7.91	$5.95

        We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay out cash dividends to common stockholders in the foreseeable future.

        As of August 19, 2013, there were 303 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

        During the quarter ended June 30, 2013, there were no sales of unregistered equity securities by the Company.

        The Company does not have a stock repurchase program and has not made any share repurchase during the quarter ended June 30, 2013.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2008 and June 30, 2013, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on June 30, 2008 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Accuray Incorporated, the NASDAQ Composite Index, and the S&P Health Care Index

*
$100 invested on 6/30/08 in stock or index, including reinvestment of dividends.

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

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations for the years ended June 30, 2013, 2012 and 2011, and the consolidated balance sheet data at June 30, 2013 and 2012 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2010 and 2009 and the consolidated balance sheet data at June 30, 2011, 2010 and 2009 is derived from our audited consolidated financial statements not included in this Form 10-K.

	Years Ended June 30,
	2013(2)(3)	2012(2)(3)	2011(2)(3)	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$315,974	$409,223	$222,284	$221,625	$233,598
Cost of revenue(1)	218,334	271,951	115,042	117,607	118,308

Gross profit	97,640	137,272	107,242	104,018	115,290
Operating expenses:
Selling and marketing(1)	54,372	54,547	37,181	34,187	45,493
Research and development(1)	66,197	81,287	41,301	31,523	35,992
General and administrative(1)	57,726	57,672	56,589	35,472	36,223

Total operating expenses	178,295	193,506	135,071	101,182	117,708

Income (loss) from operations	(80,655)	(56,234)	(27,829)	2,836	(2,418)
Other income (expense), net	(13,133)	(12,521)	2,288	1	3,082

Income (loss) before provision for income taxes	(93,788)	(68,755)	(25,541)	2,837	664
Provision for (benefit from) income taxes	3,573	2,595	1,116	(4)	55

Income (loss) from continuing operations	(97,361)	(71,350)	(26,657)	2,841	609

Loss from operations of a discontinued variable interest entity	(3,505)	(7,103)	(454)	—	—
Impairment of indefinite lived intangible asset of discontinued variable interest entity	(12,200)	—	—	—	—
Loss from deconsolidation of a variable interest entity	(3,442)	—	—	—	—

Loss from discontinued operations, net of tax of $0	(19,147)	(7,103)	(454)	—	—
Loss from discontinued operations attributable to non-controlling interest	(13,289)	(6,411)	(429)	—	—

Loss from discontinued operations attributable to stockholders	(5,858)	(692)	(25)	—	—

Net loss attributable to stockholders	$(103,219)	$(72,042)	$(26,682)	$2,841	$609

Loss per share attributable to stockholders
Basic—continuing operations	$(1.33)	$(1.01)	$(0.44)	$0.05	$0.01
Diluted—continuing operations	$(1.33)	$(1.01)	$(0.44)	$0.05	$0.01
Basic—discontinued operations	$(0.08)	$(0.01)	$(0.00)	$—	$—
Diluted—discontinued operations	$(0.08)	$(0.01)	$(0.00)	$—	$—
Basic—net loss	$(1.41)	$(1.02)	$(0.44)	$0.05	$0.01
Diluted—net loss	$(1.41)	$(1.02)	$(0.44)	$0.05	$0.01
Weighted average common shares used in computing loss per share
Basic	73,281	70,887	60,085	57,560	55,413

Diluted	73,281	70,887	60,085	60,191	58,729

(1)
Includes share-based compensation expense as follows:

	Years Ended June 30,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenue	$1,498	$1,672	$1,312	$1,721	$2,285
Selling and marketing	$1,121	$729	$695	$1,433	$3,441
Research and development	$1,949	$2,340	$2,922	$2,850	$3,190
General and administrative	$3,648	$3,717	$8,436	$4,642	$6,545

	Years Ended June 30,
	2013	2012	2011	2010	2009
Selected Operating Data:
Number of CyberKnife and TomoTherapy systems installed per year:
United States	6	15	14	18	25
International	52	45	20	13	11

Total	58	60	34	31	36

	As of June 30,
	2013(2)(3)	2012(2)(3)	2011(2)(3)	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$73,313	$143,504	$95,906	$45,434	$36,835
Investments	$101,084	$—	$—	$99,881	$121,886
Deferred cost of revenue	$11,314	$7,329	$8,098	$11,102	$21,917
Total assets	$475,929	$473,170	$455,784	$263,184	$274,386
Deferred revenue	$95,978	$92,746	$74,244	$47,393	$75,882
Long-term debt	$198,768	$79,466	$—	$—	$—
Working capital	$180,076	$142,084	$82,678	$152,048	$80,083
Total stockholders' equity	$106,835	$195,625	$229,775	$170,076	$153,902
(2)
We acquired TomoTherapy on June 10, 2011. As a result, our results for the fiscal year ended June 30, 2011 include revenues, cost of revenues and operating expenses of TomoTherapy for the 20-day period from the acquisition date to the end of our fiscal year (June 30, 2011). Our results for the years ended June 30, 2013 and 2012 include revenues, cost of revenues and operating expenses of TomoTherapy for the full fiscal years. In addition, we made a number of purchase accounting adjustments to the recorded values of assets and liabilities acquired from TomoTherapy as of the acquisition date (June 10, 2011).

(3)
On December 21, 2012, we entered into a Purchase Agreement and Release with Compact Particle Acceleration Corporation, or CPAC, under which all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. As a result of the Purchase Agreement and Release, we concluded that we were no longer the primary beneficiary of CPAC, and therefore, deconsolidated CPAC as of December 21, 2012. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded for the years ended June 30, 2013, 2012 and 2011 have been reported as discontinued operations. In addition, we revised our previously reported results of operations for the years ended June 30, 2012 and 2011 to reflect the reclassification of the results of operations of CPAC as discontinued operations. Refer to Note 7, "Investment in CPAC" for further details.

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

        The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. The CyberKnife Systems are the only dedicated, full body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It allows for the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently represents only a small portion of the patients who develop tumors treatable with CyberKnife Systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, given the CyberKnife Systems' design to treat focal tumors, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic disease, like leukemias and lymphomas, which are not localized to an organ, but rather involve cells throughout the body.

        In October 2012, we introduced our new CyberKnife M6 Series Systems that come in configurations that have the option of: fixed collimator, iris collimator, and multi-leaf collimator, or MLC. The vendor producing the MLC for our CyberKnife M6 Series Systems has experienced low manufacturing yields and has been able to deliver only a small number of units. Our life-cycle testing revealed that the units did not have the durability that we, and our customers, expect in our products. Therefore, we have decided that we will not release the MLC units produced by our current supplier to the market for commercial use. We are working with additional vendors for key components of our MLC and expect that this will enable us to produce an MLC that meets our standards in the future. The delay in shipment of our MLC may cause a delay in new orders and shipments of CyberKnife M6 Series Systems.

        We believe that the long term success of the CyberKnife Systems is dependent on a number of factors including the following:

  •
  Adoption of our recently introduced new CyberKnife M6 Series Systems;

  •
  Production and shipment of our MLC that meets the standards that we, and our customers, expect in our products;

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

        The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. We began selling TomoTherapy Systems after our acquisition of TomoTherapy Incorporated on June 10, 2011. In October 2012, we introduced our new TomoTherapy H Series Systems that come in configurations of TomoHTM, TomoHDTM and TomoHDATM. Radiation therapy is used in a variety of ways, often to treat tissue surrounding a tumor area after surgical removal of the tumor and also as the primary treatment for tumors. Radiation therapy treatments impact both cancer cells as well as healthy tissue; therefore the total prescribed radiation dose is divided into many fractions and delivered in an average of 25 to 35 treatment sessions over several weeks. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. Large companies, including Varian Medical Systems, Inc. and Elekta AB, generate most of the sales in this market. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales in this established market will be influenced by a number of factors including the following:

  •
  Adoption of our recently introduced new TomoTherapy H Series Systems;

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

        In the United States, we market to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we market to customers in over 92 countries directly and through distributors. We have sales and service offices in Japan, in many countries in Europe and Hong Kong.

        The following table shows the number of systems installed by geographic region as of June 30, 2013:

	CyberKnife	TomoTherapy	Total
Americas	159	215	374
Europe, Middle East, India and Africa	68	100	168
Asia (excluding Japan)	37	61	98
Japan	27	33	60

Total	291	409	700

        International sales of our products account for a significant and growing portion of our total net revenue. Revenue derived from sales outside of the United States was $172.4 million, $220.2 million and $99.6 million in fiscal 2013, 2012 and 2011, respectively. International sales as a percentage of our total net revenue were 55% in fiscal 2013, 54% in fiscal 2012 and 45% in fiscal 2011.

Backlog

        We report backlog in the following manner:

  •
  Products:    Orders for systems, upgrades excluding those acquired through the upgrade rights included in our Diamond service contracts, and our shared ownership program are reported in backlog, excluding amounts attributable to PCS (warranty period services and post warranty services), installation, training and professional services.

  •
  Service:    Orders for PCS, upgrades acquired through the upgrade rights included in our Diamond service contracts, installation services, training and professional services are not reported in backlog.

        For orders that cover both products and services, only the portion of the order that is recognized as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, PCS) is not included in reported backlog. Additionally, orders for TomoTherapy Systems made on or before June 30, 2011, that met the historical TomoTherapy backlog criteria have been grandfathered into, and are included in, our backlog, with the exception of orders that would have "aged out" as of June 30, 2011. TomoTherapy previously did not have an "age out" criteria, so we have adjusted the TomoTherapy backlog to age out orders where 2.5 years have passed from the time the order entered TomoTherapy's backlog. Product backlog totaled $317.4 million as of June 30, 2013. This included $34.1 million of orders for either new CyberKnife M6 Systems configured with an MLC or orders for MLC units to upgrade existing installed CyberKnife M6 Systems. Additionally, for $16.1 million of CyberKnife orders, the customer has the option to upgrade to the new platform (M6) if the CyberKnife M6 Series is approved by regulatory authorities in their country prior to shipment. Product backlog totaled $283.6 million as of June 30, 2012.

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

Results of Operations

Years ended June 30, 2013, 2012 and 2011

        We acquired TomoTherapy on June 10, 2011. As a result, our results for the fiscal year ended June 30, 2011 include revenues, cost of revenues and operating expenses of TomoTherapy for the 20-day period from the acquisition date to the end of our fiscal year (June 30, 2011). Our results for the years ended June 30, 2013 and 2012 include revenues, cost of revenues and operating expenses of TomoTherapy for the full fiscal years. In addition, we made a number of purchase accounting adjustments to the recorded values of assets and liabilities acquired from TomoTherapy as of June 10, 2011.

        On December 21, 2012, we entered into a Purchase Agreement and Release with CPAC, under which all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. As a result of the Purchase Agreement and Release, we concluded that we were no longer the primary beneficiary of CPAC, and therefore, deconsolidated CPAC as of December 21, 2012. We revised our previously reported results of operations for the years ended June 30, 2012 and 2011 to reflect the reclassification of the results of operations of CPAC as discontinued operations. Refer to Note 7, "Investment in CPAC" for further details.

Net revenue

	Years Ended June 30,
(Dollars in thousands)	2013	2012	2011	FY13 vs. FY12		FY12 vs. FY11
Products	$137,403	$240,472	$138,595	$(103,069)	-43%	$101,877	74%
Services	178,571	166,681	80,490	11,890	7%	86,191	107%
Other	—	2,070	3,199	(2,070)	-100%	(1,129)	-35%

Net revenue	$315,974	$409,223	$222,284	$(93,249)	-23%	$186,939	84%

        Total net revenue decreased by $93.2 million in fiscal 2013 compared to fiscal 2012, primarily due to a $103.1 million decrease in product revenue, partially offset by an increase in service revenues of $11.9 million. The decrease in product revenue was primarily attributable to a 48% decrease in the number of systems sold during fiscal 2013 as compared to fiscal 2012. During fiscal 2013, product revenues from the sale of our systems have continued to be slow primarily in the North America and Asia-Pacific regions due to the slowdown in capital expenditures by hospitals, continued uncertainties around economic growth in certain key markets, the delay in availability of the new models of the CyberKnife Systems and the TomoTherapy Systems, and the lack of availability of the MLC option for the new CyberKnife M6 Series Systems.

        Services revenues during fiscal 2013 increased by $11.9 million as compared to fiscal 2012. Service revenues during fiscal 2012 included $11.5 million of service revenues arising from purchase accounting adjustments related to the TomoTherapy acquisition which was completed in June 2011. Such purchase accounting adjustments were not material during fiscal 2013. Excluding such adjustments, service revenues increased by $23.4 million during fiscal 2013 as compared to fiscal 2012 primarily due to an increase in the installed base by 58 systems contributing $14.5 million of incremental revenue, sales of higher priced maintenance contracts (particularly to customers using the TomoTherapy systems) contributing $3.0 million of incremental revenue and increased revenues of $4.5 million resulting from providing direct maintenance services to customers in Japan. We expect our service revenue to increase in the future due to continued growth in our installed base.

        Total net revenue in fiscal 2012 increased by $186.9 million from fiscal 2011 primarily due to incremental revenue of $216.7 million from sales of TomoTherapy systems and related services, and an increase in CyberKnife service revenue of $7.8 million, partially offset by a $35.3 million decrease in product revenue from CyberKnife Systems. Product revenue increased by $101.9 million, primarily due to $141.9 million of revenue attributable to TomoTherapy systems compared to $4.8 million in fiscal 2011, which only reflected revenue during the 20-day period from the close of the acquisition on June 10, 2011 to the end of our fiscal 2011. CyberKnife System revenues decreased by $35.3 million in fiscal 2012 compared to fiscal 2011 primarily due to a volume decrease by 3 systems affecting revenue by approximately $10.0 million, and lower average revenue per system affecting revenue by approximately $18.4 million due to changes in the mix of products sold and increases in revenue deferrals for systems sold with extended payment terms.

        Services revenue increased by $86.2 million in fiscal 2012 compared to fiscal 2011 primarily due to a $78.4 million increase in revenue from services of TomoTherapy systems and an increase of $7.8 million in revenue generated from services of CyberKnife systems driven by the growth in installed base. Service revenue in fiscal 2012 included $11.5 million arising from purchase accounting adjustments related to the TomoTherapy acquisition which was completed in June 2011.

Gross profit

	Years Ended June 30,
	2013		2012		2011
	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)	(Dollars in thousands)	(% of net revenue)
Gross profit	$97,640	30.9%	$137,272	33.5%	$107,242	48.2%

Products	$51,905	37.8%	$104,292	43.4%	$83,071	59.9%
Services	$45,735	25.6%	$32,119	19.3%	$24,272	30.2%
Other	$—	0.0%	$861	41.6%	$(101)	-3.2%

        The overall gross profit margin during fiscal 2013 declined by 2.6 percentage points as compared to fiscal 2012. Product margins were lower during fiscal 2013 primarily due to higher cost of units sold attributed to higher per-unit production-related costs resulting from lower volume of production and higher charges for write-down of inventories, partially offset by the favorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011. Service margins were higher during fiscal 2013 primarily due to improvements in the reliability of the TomoTherapy Systems leading to reduced parts and labor usage and other cost saving initiatives, partially offset by the unfavorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011.

        In accordance with purchase accounting standards, a number of adjustments were recorded to the value of assets and liabilities of TomoTherapy as of the closing of the acquisition on June 10, 2011. These included the write-up of inventory based on selling price rather than cost of manufacturing, the write-down of deferred product revenue, the write-up of deferred service revenue, and the recording of intangible assets related to developed technology and to backlog existing at the time of the acquisition. On the acquisition date, deferred service and product revenues were valued at cost plus a reasonable margin. Purchase accounting adjustments reduced gross profit for fiscal 2013 by $8.6 million as follows: Product revenues were reduced by $0.4 million, while product cost of revenues was increased by $8.5 million; Services revenues were increased by $0.1 million while services cost of revenues was decreased by $0.2 million. Purchase accounting adjustments decreased gross profits for fiscal 2012 by $14.9 million as follows: Product revenues were reduced by $2.3 million while product cost of revenues was increased by $23.5 million; Services revenues were increased by $11.5 million while services cost of revenues was increased by $0.6 million.

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

Selling and marketing expenses

	Years Ended June 30,
(Dollars in thousands)	2013	2012	2011	FY13 vs. FY12		FY12 vs. FY11
Selling and marketing	$54,372	$54,547	$37,181	$(175)	-0.3%	$17,366	47%
% of net revenue	17.2%	13.3%	16.7%

        Selling and marketing expenses decreased by $0.2 million during fiscal 2013 as compared to fiscal 2012 primarily due to lower travel related expenses of $0.8 million and other operational expenses of $0.2 million due to cost control initiatives, partially offset by higher tradeshow and advertising related expenses of $0.8 million related to the introduction of two new products at an industry trade show in October 2012.

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

        We anticipate that selling and marketing expenses will increase in fiscal 2014 from fiscal 2013 due to anticipated headcount increases to expand our sales force.

Research and development expenses

        On December 21, 2012, we entered into a Purchase Agreement and Release with CPAC, under which all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. As a result of the Purchase Agreement and Release, we concluded that we were no longer the primary beneficiary of CPAC, and therefore, deconsolidated CPAC as of December 21, 2012. We revised our previously reported results of operations for the years ended June 30, 2012 and 2011 to reflect the reclassification of the results of operations of CPAC as discontinued operations. Refer to Note 7, "Investment in CPAC" for further details.

	Years Ended June 30,
(Dollars in thousands)	2013	2012	2011	FY13 vs. FY12		FY12 vs. FY11
Research and development	$66,197	$81,287	$41,301	$(15,090)	-19%	$39,986	97%
% of net revenue	21.0%	19.9%	18.6%

        Research and development expenses decreased by $15.1 million during fiscal 2013 as compared to fiscal 2012 primarily due to decreases in consulting and project related costs of $8.0 million, compensation related costs of $3.7 million, facilities and information technology related costs of $2.4 million and travel related costs of $0.9 million resulting from cost control initiatives and a reduction in development related activities after the two new product introductions at an industry trade show in October 2012 as well as a re-organization of the research and development function during the third quarter of fiscal 2013.

        Research and development expenses for fiscal 2012 increased $40.0 million compared to fiscal 2011 due mainly to the addition of a full year of expenses in our TomoTherapy subsidiary and development of new technologies. The increase was primarily attributable to $21.7 million in higher compensation and employee related expenses due to increased headcount, increases in facilities and information technology related expenses by $7.3 million, $6.0 million in higher spending for consulting expenses related to development projects, $4.0 million higher expenses for other development project related costs and $1.1 million of higher travel expenses. During fiscal 2012, we incurred $35.6 million of R&D expenses in our TomoTherapy subsidiary as compared to $3.6 million during the period from the acquisition date until the end of fiscal 2011. The expenses in the TomoTherapy subsidiary during fiscal 2012 were primarily comprised of $19.0 million of compensation and employee related expenses, $7.7 million of consulting expenses, $6.9 million of facilities and information technology related expenses and $1.4 million of other development project related costs.

        We anticipate that research and development expenses in fiscal 2014 will be lower than fiscal 2013 based on the current schedule of our development projects.

General and administrative expenses

        On December 21, 2012, we entered into a Purchase Agreement and Release with CPAC, under which all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. As a result of the Purchase Agreement and Release, we concluded that we were no longer the primary beneficiary of CPAC, and therefore, deconsolidated CPAC as of December 21, 2012. We revised our previously reported results of operations for the years ended June 30, 2012 and 2011 to reflect the reclassification of the results of operations of CPAC as discontinued operations. Refer to Note 7, "Investment in CPAC" for further details.

	Years Ended June 30,
				FY13 vs. FY12
(Dollars in thousands)	2013	2012	2011			FY12 vs. FY11
General and administrative	$57,726	$57,672	$56,589	$54	0%	$1,083	2%
% of net revenue	18.3%	14.1%	25.5%

        General and administrative expenses remained relatively consistent between fiscal 2013 and 2012. However, we incurred additional compensation and severance related charges of $7.4 million during fiscal 2013 due to the departure of our former CEO, COO and other employees during the second quarter of fiscal 2013 and the restructuring of operations during the third and fourth quarter of fiscal 2013. During fiscal 2013, we incurred $1.4 million of lease termination charge, net of estimated sub-lease income, for the remaining lease obligations on an office facility that we vacated, and a charge of $0.3 million related to the disposition of certain fixed assets and the write-down of leasehold improvements at this office facility. Additionally, we incurred higher operational costs of $1.6 million during fiscal 2013 primarily due to the write-off of non-recoverable VAT. This was partially offset by lower consulting, legal and accounting related expenses of $5.4 million, lower compensation related costs of $3.2 million, lower travel related expenses of $1.0 million and lower facilities and information technology related costs of $0.7 million due to cost control initiatives.

        General and administrative expenses for fiscal 2012 increased $1.1 million compared to fiscal 2011. The increase was primarily attributable to higher consulting, accounting and legal expenses of $4.0 million, higher travel and office administrative expenses of $1.1 million and higher facilities and information technology related expenses of $1.5 million. This was partially offset by lower compensation and employee related expenses of $4.5 million. During fiscal 2011, higher share-based compensation expenses were incurred from the acceleration of stock options and restricted stock awards for TomoTherapy employees. During fiscal 2012, we incurred $8.5 million of general and administrative expenses in our TomoTherapy subsidiary as compared to $14.0 million during the period from the acquisition date until the end of fiscal 2011. The expenses in the TomoTherapy subsidiary during fiscal 2012 were primarily comprised of $5.8 million of compensation and employee related expenses and $1.9 million of consulting, accounting and legal expenses.

        We expect that general and administrative expenses in fiscal 2014 will be modestly lower than fiscal 2013.

Other income (expense), net

        On December 21, 2012, we entered into a Purchase Agreement and Release with CPAC, under which all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. As a result of the Purchase Agreement and Release, we concluded that we were no longer the primary beneficiary of CPAC, and therefore, deconsolidated CPAC as of December 21, 2012. We revised our previously reported results of operations for the years ended June 30, 2012 and 2011 to reflect the reclassification of the results of operations of CPAC as discontinued operations. Refer to Note 7, "Investment in CPAC" for further details.

	Years Ended June 30,
(Dollars in thousands)	2013	2012	2011	FY13 vs. FY12		FY12 vs. FY11
Other income (expense), net	$(13,133)	$(12,521)	$2,288	$(612)	5%	$(14,809)	nm

nm—not meaningful

        Net other expense increased by $0.6 million during fiscal 2013 as compared to fiscal 2012. During fiscal 2013, we recognized net other expense of $13.1 million primarily due to $10.4 million of interest expense related to our 3.75% and 3.50% Convertible Notes and $2.7 million of foreign currency losses primarily resulting from the depreciation of the Japanese Yen against the U.S. Dollar and the appreciation of the Euro against the U.S. Dollar and their effects on the re-measurement of balances denominated in those currencies.

        During fiscal 2012, we recognized net other expense of $12.5 million primarily due to $7.4 million of interest expense related to our 3.75% Convertible Notes, which were issued on August 1, 2011 and $4.4 million of foreign currency losses primarily resulting from the strengthening of the U.S. Dollar against the Euro and the Swiss Franc and their effects on the re-measurement of balances denominated in those currencies.

Provision for income taxes

	Years Ended June 30,
(Dollars in thousands)	2013	2012	2011	FY13 vs. FY12		FY12 vs. FY11
Provision for income taxes	$3,573	$2,595	$1,116	$978	38%	$1,479	nm
% of loss before provision for income taxes	-3.8%	-3.8%	-4.4%

        The provision for income taxes was higher in fiscal 2013 compared to fiscal 2012 primarily due to the increased earnings in international locations. The provision for income taxes was higher in fiscal 2012 compared to fiscal 2011 also primarily due to the increased earnings in international locations.

        At June 30, 2013, we had federal and state net operating loss carryforwards of $288.1 million and $114.5 million, respectively. These federal and state net operating loss carryforwards are available to offset future taxable income, if any, in varying amounts and will begin to expire in 2019 for federal and 2015 for state purposes, respectively. Such net operating loss carryforwards include tax benefits from employee stock option exercises in excess of the share-based compensation expense that has been recognized for these awards. We will record approximately $3.4 million as a credit to additional paid-in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards of approximately $9.8 million and $6.8 million, respectively. If not utilized, the federal research credits will begin to expire in 2019, the California research credits have no expiration date and the other state research credits begin to expire in 2014. Realization of the deferred tax assets, among other factors, is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Due to the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

        At June 30, 2013, there was no provision for U.S. income tax for undistributed earnings of our foreign subsidiaries as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of June 30, 2013 was $9.8 million. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

Loss from Discontinued Operations

        The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded for the years ended June 30, 2013, 2012 and 2011 were disclosed as discontinued operations.

Impairment of Indefinite Lived Intangible Assets

        In fiscal 2013, we incurred impairment charges of $12.2 million related to the write-down of our in-process research and development, or IPR&D asset based on results of research and development work carried out by CPAC, then a variable interest entity consolidated by us. See Note 6, "Goodwill and Purchased Intangible Assets" for details.

Loss from Deconsolidation of CPAC

        On December 21, 2012, we entered into a Purchase Agreement and Release with CPAC, under which all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. As a result of the Purchase Agreement, we concluded that we were no longer the primary beneficiary of CPAC, and therefore, deconsolidated CPAC. We recorded a loss of $3.4 million in the second quarter of fiscal 2013 due to the write-down of the carrying value of CPAC's net liabilities, the write-off of the receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received.

Equity Awards

Performance-Based Awards, or PSUs

        During fiscal 2012, the Compensation Committee approved the grant of 1.0 million PSUs to certain of our employees. The PSUs had a grant date fair value of $3.9 million and would vest 100% if we met certain financial performance targets during the performance period that commenced on the first day of our 2012 fiscal year (July, 1 2011) and ended on the last day of our 2013 fiscal year (June 30, 2013). As of June 30, 2013, the last day of the performance period, we determined that we did not achieve the requisite performance targets. We did not recognize any associated stock-based compensation expense during the years ended June 30, 2013 and 2012.

Market Stock Unit, or MSU program

        In October 2012, the Compensation Committee approved a new performance equity program, referred to as the market stock unit program, or MSU Program. The MSU Program uses the Russell 2000 index as a performance benchmark and requires that our total stockholder return exceeds that of the Russell 2000. To the extent, our total stockholder return outperforms the Russell 2000 benchmark, the participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods (at June 30, 2014 and June 30, 2015). The MSUs were valued at approximately $1.5 million based on a Monte-Carlo simulation on the grant date and the related stock-based compensation expense is being recognized over a weighted average period of 1.8 years.

Share-based Compensation Expense

        In fiscal 2013, 2012 and 2011, we recorded share-based compensation expense of $8.2 million, $8.5 million and $13.4 million, respectively, related to awards under our incentive stock plans and restricted stock awards, or RSAs assumed in connection with the acquisition of TomoTherapy. Share-based compensation expense was recorded net of estimated forfeitures (excludes share-based awards not expected to vest). As of June 30, 2013, we had approximately $17.8 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, Employee Stock Purchase Plan, or ESPP shares, restricted stock units, or RSUs, MSUs and RSAs, which we expect to recognize over a weighted average period from 0.4 to 2.8 years.

Liquidity and Capital Resources

        At June 30, 2013, we had $73.3 million in cash and cash equivalents and $101.1 million in investments. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part I, Item 1A titled "Risk Factors." However, based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to continue in operation for at least the next 12 months.

Convertible Notes

        In February 2013, we issued $115.0 million aggregate principal amount of convertible notes bearing interest at a rate of 3.50% per year, or 3.50% Convertible Notes to certain qualified institutional buyers or QIBs. The 3.50% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchaser's discount and commission and the related offering costs, were approximately $110.5 million. The offering costs and the initial purchaser's discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The 3.50% Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on August 1, 2013. The 3.50% Convertible Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted.

        The 3.50% Convertible Notes were issued under an Indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Convertible Notes may convert their 3.50% Convertible Notes at any time until the close of business on the business day immediately preceding the maturity date. The 3.50% Convertible Notes are convertible, as described below into our common stock at an initial conversion rate equal to 187.6877 shares of common stock per $1,000 principal amount of the 3.50% Convertible Notes, which is equivalent to a conversion price of approximately $5.33 per share of common stock, subject to adjustment.

        Holders of the 3.50% Convertible Notes who convert their 3.50% Convertible Notes in connection with a "make-whole fundamental change", as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a "fundamental change," as defined in the Indenture, holders of the 3.50% Convertible Notes may require us to purchase all or a portion of their 3.50% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of 3.50% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

        In accordance with authoritative guidance for debt with conversion features and the guidance for debt instruments with embedded derivatives, we determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The $115 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the consolidated balance sheet as of June 30, 2013.

        On August 1, 2011, we issued $100 million aggregate principal amount of convertible notes bearing interest at a rate of 3.75% per year, or 3.75% Convertible Notes to certain qualified institutional buyers or QIBs. The 3.75% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchaser's discount and commission and related offering costs were approximately $96.1 million. The offering costs and the initial purchaser's discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The 3.75% Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012 and will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

        The 3.75% Convertible Notes were issued under an Indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.75% Convertible Notes may convert their notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date. Prior to May 1, 2016, holders of the 3.75% Convertible Notes may convert their notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of our common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the "Note Measurement Period") in which the trading price per $1,000 principal amount of the 3.75% Convertible Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of our common stock and the applicable conversion rate for such trading day; (3) if we call any or all of the 3.75% Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the 3.75% Convertible Notes, we will have the right to pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election. At any time on or prior to the 33rd business day immediately preceding the maturity date, we may irrevocably elect to (a) deliver solely shares of our common stock in respect of our conversion obligation or (b) pay cash up to the aggregate principal amount of the 3.75% Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 3.75% Convertible Notes being converted. The initial conversion rate will be 105.5548 shares of our common stock per $1,000 principal amount of the 3.75% Convertible Notes (which represents an initial conversion price of approximately $9.47 per share of our common stock). The conversion rate, and thus the conversion price, will be subject to adjustment as further described below.

        Holders of the 3.75% Convertible Notes, who convert their notes in connection with a "make-whole fundamental change", as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, as defined in the Indenture, holders of the 3.75% Convertible Notes may require us to purchase all or a portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

        On or after August 1, 2014 and prior to the maturity date, we may redeem for cash all or a portion of the 3.75% Convertible Notes if the closing sale price of our common stock exceeds 130% of the applicable conversion price (the initial conversion price is approximately $9.47 per share of common stock) of such 3.75% Convertible Notes for at least 20 trading days during any consecutive 30 trading-day period (including the last trading day of such period).

        In accordance with the authoritative guidance for debt with conversion features, we separately account for the liability and equity conversion components of the 3.75% Convertible Notes. The principal amount of the liability component of the 3.75% Convertible Notes was $75.9 million as of date of the issuance, which was based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser's discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component is being accreted to the

$100 million principal amount of the 3.75% Convertible Notes using the effective interest method over five years.

Years ended June 30, 2013, 2012 and 2011

Cash Flows From Operating Activities

        Net cash used in operating activities during fiscal 2013 was $66.2 million which was attributable to a net loss of $116.5 million, comprised of $97.4 million from continuing operations and $19.1 million from discontinued operations, and cash used for working capital purposes of $11.0 million. This was primarily offset by $61.3 million of non-cash charges, which primarily included depreciation and amortization expenses of $25.6 million, $12.2 million of impairment charges related to in-process research and development assets, share-based compensation expenses of $8.2 million, inventory write-downs of $5.3 million due to obsolescence of certain customized parts, accretion of interest expense on the 3.75% Convertible Notes of $4.3 million and loss on deconsolidation of CPAC of $3.4 million. Cash used for working capital was primarily attributed to increases in inventory balances of $5.1 million due to delays in shipping newly introduced products and decreases in accrued liabilities of $18.5 million due to timing of vendor payments, payment of accrued bonuses for the prior fiscal year, reduction of compensation related accruals, payments for inventory buy-back obligations and other liabilities. This was partially offset by decreases in accounts receivable of $10.9 million due to lower billings during the year.

        Net cash used in operating activities during fiscal 2012 was $38.3 million which was attributable to the net loss of $78.5 million, comprised of $71.4 million from continuing operations and $7.1 million from discontinued operations, and cash used for working capital purposes of $8.8 million, partially offset by $49.0 million of non-cash charges. Non-cash charges primarily included $32.6 million of depreciation and amortization expenses, $8.5 million of share-based compensation expense, accretion of interest expense on the 3.75% Convertible Notes of $3.6 million, $2.1 million for provision for write-down of inventories and $1.4 million for provision for bad debts. Cash used for working capital was primarily attributed to $9.2 million of increases in accounts receivables due to increased billings, decreases in accounts payable of $21.4 million due to timing of vendor payments, decreases in accrued liabilities of $10.5 million due to payments for acquisition related, value-added tax related, and other liabilities and decreases in customer advances of $7.0 million due to lower minimum deposit requirements on new orders. This was partially offset by decreases in inventories by $11.9 million due to usage, decreases in prepayments by $5.5 million mainly due to timing of payments and increases in deferred revenues by $20.9 million due to increased shipment and billings as well as higher deferred service revenues from increases in installed base.

        Net cash provided by operating activities during fiscal 2011 was $12.4 million. Our net loss from continuing operations of $26.7 million contributed to the negative cash flows from working capital changes, including a decrease in deferred revenue, net of deferred cost of revenue of $6.5 million, an increase in inventories of $4.3 million and an increase in prepaid expenses and other current assets of $1.3 million. This decrease was offset primarily by an increase in accounts payable and accrued liabilities of $20.4 million and a decrease in accounts receivable of $8.7 million. The increase in accounts payable was due to timing differences between the receipt of goods and service and vendor payments. Non-cash charges included primarily $13.4 million of share-based compensation charges, $7.6 million of depreciation and amortization expense, and write-down of inventories of $1.7 million.

Cash Flows From Investing Activities

        Net cash used in investing activities was $121.6 million in fiscal 2013, which was primarily comprised of purchases of investment securities for $102.4 million, purchases of property and equipment for $15.1 million and $3.9 million related to the acquisition of Morphormics.

        Net cash used in investing activities was $12.2 million in fiscal 2012, which consisted of $10.8 million used to purchase property and equipment and $1.4 million of additional payments related to the acquisition of TomoTherapy.

        Net cash provided by investing activities was $31.4 million in fiscal 2011, which was attributable to net marketable security activities of $105.7 million, which consisted of $206.4 million of sales and maturities of marketable securities, offset by $100.7 million in purchases. Cash used to fund the acquisition of TomoTherapy, net of cash acquired, was $70.3 million. In addition, we used $4.0 million of cash for purchases of property and equipment.

Cash Flows From Financing Activities

        Net cash provided by financing activities during fiscal 2013 was $117.9 million. In February 2013, we issued the 3.50% Convertible Notes for net proceeds of $110.5 million. In addition, we received cash proceeds of $7.4 million from the exercise of stock options by our employees and the purchase of common stock under our ESPP.

        Net cash provided by financing activities during fiscal 2012 was $100.5 million. In August 2011, we issued the 3.75% Convertible Notes for net proceeds of $96.1 million. In addition, we received $4.4 million from the exercise of common stock options by our employees and the purchase of common stock under our ESPP.

        Net cash provided by financing activities during fiscal 2011 was $5.6 million from the exercise of common stock options and the purchase of common stock under our ESPP.

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

        We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We estimate that capital expenditures will be in the range of $15 million to $20 million during fiscal 2014. If these sources of cash, cash equivalents and investments are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

        The following is a schedule summarizing our obligations to make future payments under contractual obligations as of June 30, 2013:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Convertible Notes(1)	$245,011	$7,775	$15,550	$221,686	$—
Operating leases	25,102	7,602	9,794	7,271	435

Total	$270,113	$15,377	$25,344	$228,957	$435

(1)
These amounts represent principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on our consolidated balance sheet. Any conversion, redemption or purchase of Convertible Notes would impact our cash payments noted in the preceding table.

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

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

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

Revenue Recognition

        We frequently enter into sales arrangements with customers that contain multiple elements or deliverables, and in order to comply with GAAP, we have to make a number of reasoned judgments with respect to elements of these sales arrangements, including how to allocate the proceeds received from an arrangement, whether there are multiple elements in the arrangement, whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition with respect to these arrangements. For sale arrangements that contain multiple elements, we allocate the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence, or VSOE of fair value, if it exists. VSOE of fair value for each element is based on our standard rates charged for the product or service when such product or service is sold separately or based upon the price established by our pricing committee when that product or service is not yet being sold separately. When we are not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, we attempt to determine the selling price of each element based on third-party evidence of selling price, or TPE, as determined based on competitors' prices for similar deliverables when sold separately. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When we are not able to establish selling price using VSOE or TPE, we use our best estimate of selling price, or BESP in the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with our pricing committee, taking into consideration its overall go-to-market pricing strategy.

        Revenue recognition also depends on all or a combination of the following: timing of shipment, completion of installation, customer acceptance and the readiness of customers' facilities. If shipments are not made on scheduled timelines, installation schedules are delayed or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations. Examples of the impact of these factors include the following. If the shipment of one of our systems that sold for $4.0 million was delayed, system revenue would be lowered by this $4.0 million, less any amounts deferred for service, training, or other future deliverables. If our CyberKnife or TomoTherapy systems were sold for between $3.0 million to $4.0 million and the sale involved multiple elements including training and service, a 5% change in BESP of the systems could result in an approximately $20,000 to $25,000 impact to the amount of revenue allocated and recognized as product revenue rather than as service revenue.

Business Combinations and Intangible Asset Impairment

        Our methodology for allocating the purchase price relating to business combinations is determined through established valuation techniques. The allocation of the purchase price to intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and appropriate discount rate for those cash flows. Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible net assets of businesses acquired. Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. We have one reporting unit. Therefore, our consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. We estimate the fair value of the reporting unit based on the closing price of our common stock on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and we must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required.

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

Inventories

        The valuation of inventory requires us to estimate obsolete or excess inventory as well as damaged inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand to support future sales and service. If our demand forecast for specific products is greater than actual demand and we fail to reduce purchasing and manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin. For example, if the actual amount of inventory that is disposed of as obsolete, excess or damaged is 10% larger or smaller than the amount that we estimated at June 30, 2013, then we would need to increase or decrease cost of sales by approximately $1.1 million.

Share-Based Compensation Expense

        We use the Black-Scholes option valuation model to estimate the fair value of stock options and ESPP shares. These valuation models require the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the expected term of the award. Our expected volatility is derived from the historical volatilities of our common stock. Prior to the second quarter of fiscal 2013, our expected volatility was based on the historical volatilities of several unrelated public companies within industries related to our business. We estimate the expected term of stock option by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. We use the Monte-Carlo simulation model to estimate the fair value of MSUs. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Income Taxes

        We determine our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions, respectively. We have placed a full valuation allowance on all net U.S. deferred tax assets because realization of these tax benefits through future taxable income cannot be reasonably assured. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Any decision to reverse part or all of the valuation allowance would be based on our estimate of future profitability. If our estimate were to be wrong, we could be required to charge potentially significant amounts to income tax expense to establish a new valuation allowance.

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

Corporate Bonus Expense and Accruals

        We record accruals for estimated corporate bonus expense each quarter which is paid out in the first quarter of the subsequent fiscal year. Our expense accrual for each quarter is based on our performance against Company defined metrics. If we underestimate or overestimate any of these metrics during any quarter, adjustments to bonus expense and accruals may be necessary in subsequent periods during the year.

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

Interest Rate Risk

        We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2013 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $101.1 million at June 30, 2013. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$1,446	$1,080	$718	$358	$(355)	$(707)	$(1,057)	$(1,405)

Equity Price Risk

        On August 1, 2011, we issued $100 million aggregate principal amount of 3.75% Convertible Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 105.5548 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $9.47 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $9.47 upon conversion of the Convertible Notes. For every $1 that the share price of our common stock exceeds $9.47, we expect to issue an additional $10.6 million in cash or shares of our common stock, or a combination thereof, if all of the Convertible Notes are converted.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Accuray Incorporated

        We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware Corporation) and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuray Incorporated and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Francisco, California
August 29, 2013

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$73,313	$143,504
Restricted cash	2,728	1,560
Investments	101,084	—
Accounts receivable, net of allowance for doubtful accounts of $2,160 and $1,700, respectively	55,458	67,890
Inventories	81,592	81,693
Prepaid expenses and other current assets	12,595	16,715
Deferred cost of revenue—current	9,165	4,896

Total current assets	335,935	316,258
Property and equipment, net	34,733	37,458
Goodwill	59,368	59,215
Intangible assets, net	31,896	49,819
Deferred cost of revenue—noncurrent	2,149	2,433
Other assets	11,848	7,987

Total assets	$475,929	$473,170

Liabilities and equity
Current liabilities:
Accounts payable	$15,920	$18,209
Accrued compensation	12,461	23,071
Other accrued liabilities	22,893	31,646
Customer advances—current	17,692	18,177
Deferred revenue—current	86,893	83,071

Total current liabilities	155,859	174,174
Long-term liabilities:
Long-term other liabilities	5,382	5,988
Deferred revenue—noncurrent	9,085	9,675
Long-term debt	198,768	79,466

Total liabilities	369,094	269,303
Commitment and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 and 100,000,000 shares June 30, 2013 and June 30, 2012, respectively; issued and outstanding: 74,587,231 and 71,864,268 shares at June 30, 2013 and June 30, 2012, respectively	75	72
Additional paid-in capital	424,524	409,143
Accumulated other comprehensive income	1,882	2,837
Accumulated deficit	(319,646)	(216,427)

Total stockholders' equity	106,835	195,625
Non-controlling interest	—	8,242

Total equity	106,835	203,867

Total liabilities and equity	$475,929	$473,170

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended June 30,
	2013	2012	2011
Net revenue:
Products	$137,403	$240,472	$138,595
Services	178,571	166,681	80,490
Other	—	2,070	3,199

Total net revenue	315,974	409,223	222,284
Cost of revenue:
Cost of products	85,498	136,180	55,524
Cost of services	132,836	134,562	56,218
Cost of other	—	1,209	3,300

Total cost of revenue	218,334	271,951	115,042

Gross profit	97,640	137,272	107,242
Operating expenses:
Selling and marketing	54,372	54,547	37,181
Research and development	66,197	81,287	41,301
General and administrative	57,726	57,672	56,589

Total operating expenses	178,295	193,506	135,071

Loss from operations	(80,655)	(56,234)	(27,829)
Other income (expense), net	(13,133)	(12,521)	2,288

Loss before provision for income taxes	(93,788)	(68,755)	(25,541)
Provision for income taxes	3,573	2,595	1,116

Loss from continuing operations	(97,361)	(71,350)	(26,657)
Loss from discontinued operations (Note 7):
Loss from operations of a discontinued variable interest entity	(3,505)	(7,103)	(454)
Impairment of indefinite lived intangible asset of discontinued variable interest entity	(12,200)	—	—
Loss from deconsolidation of a variable interest entity	(3,442)	—	—

Loss from discontinued operations, net of tax	(19,147)	(7,103)	(454)
Loss from discontinued operations attributable to non-controlling interest	(13,289)	(6,411)	(429)

Loss from discontinued operations attributable to stockholders	(5,858)	(692)	(25)

Net loss attributable to stockholders	$(103,219)	$(72,042)	$(26,682)

Loss per share attributable to stockholders
Basic and diluted—continuing operations	$(1.33)	$(1.01)	$(0.44)
Basic and diluted—discontinued operations	$(0.08)	$(0.01)	$(0.00)
Basic and diluted—net loss	$(1.41)	$(1.02)	$(0.44)
Weighted average common shares used in computing loss per share
Basic and diluted	73,281	70,887	60,085

Net loss attributable to stockholders	$(103,219)	$(72,042)	$(26,682)
Foreign currency translation adjustment	(498)	2,710	236
Unrealized loss on investments, net of tax	(457)	—	(38)

Comprehensive loss	$(104,174)	$(69,332)	$(26,484)

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders' Equity

(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2010	58,526,956	$59	$287,764	$(71)	$(117,676)	$170,076	$—	$170,076

Deconsolidation of Morphormics	—	—	—	—	(27)	(27)	—	(27)
Exercise of stock options, net	1,396,685	1	3,600	—	—	3,601	—	3,601
Issuance of common stock under employee stock purchase plan	392,084	—	2,000	—	—	2,000	—	2,000
Issuance of restricted stock	201,992	—	—	—	—	—	—	—
Share-based compensation	—	—	9,842	—	—	9,842	—	9,842
Shares issued in connection with acquisition of TomoTherapy	9,112,511	10	67,332	—	—	67,342	—	67,342
Shares issued in connection with the assumption of restricted stock awards related to acquisition of TomoTherapy	429,591	—	—	—	—	—	—	—
Restricted stock awards assumed in connection with acquisition of TomoTherapy	—	—	1,191	—	—	1,191	—	1,191
Stock options assumed in connection with acquisition of TomoTherapy	—	—	2,234	—	—	2,234	—	2,234
Non-controlling interest in CPAC resulting from acquisition of TomoTherapy	—	—	—	—	—	—	10,981	10,981
Net loss	—	—	—	—	(26,682)	(26,682)	(429)	(27,111)
Cumulative translation adjustment	—	—	—	236	—	236	—	236
Unrealized loss on investments, net of tax	—	—	—	(38)	—	(38)	—	(38)

Balance at June 30, 2011	70,059,819	70	373,963	127	(144,385)	229,775	10,552	240,327

Exercise of stock options, net	746,441	1	1,865	—	—	1,866	—	1,866
Issuance of common stock under employee stock purchase plan	755,532	1	2,580	—	—	2,581	—	2,581
Issuance of restricted stock	302,476	—	—	—	—	—	—	—
Share-based compensation	—	—	7,546	—	—	7,546	—	7,546
Embedded conversion feature on Covertible Note	—	—	23,189	—	—	23,189	—	23,189
Change in non-controlling interest in CPAC	—	—	—	—	—	—	4,101	4,101
Net loss	—	—	—	—	(72,042)	(72,042)	(6,411)	(78,453)
Cumulative translation adjustment	—	—	—	2,710	—	2,710	—	2,710

Balance at June 30, 2012	71,864,268	$72	$409,143	$2,837	$(216,427)	$195,625	$8,242	$203,867

Exercise of stock options, net	1,514,591	2	4,199	—	—	4,201	—	4,201
Issuance of common stock under employee stock purchase plan	663,986	1	3,256	—	—	3,257	—	3,257
Issuance of restricted stock	544,386	—	—	—	—	—	—	—
Share-based compensation	—	—	8,236	—	—	8,236	—	8,236
Deconsolidation of CPAC	—	—	(310)	—	—	(310)	5,047	4,737
Net loss	—	—	—	—	(103,219)	(103,219)	(13,289)	(116,508)
Cumulative translation adjustment	—	—	—	(498)	—	(498)	—	(498)
Unrealized loss on investments, net of tax	—	—	—	(457)	—	(457)	—	(457)

Balance at June 30, 2013	74,587,231	$75	$424,524	$1,882	$(319,646)	$106,835	$—	$106,835

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years ended June 30,
	2013	2012	2011
Cash Flows From Operating Activities
Loss from continuing operations	$(97,361)	$(71,350)	$(26,657)
Loss from discontinued operations	(19,147)	(7,103)	(454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	25,564	32,592	7,566
Impairment of indefinite lived intangible asset	12,200	—	—
Share-based compensation	8,216	8,458	13,365
Accretion/(amortization) of investment premiums/discounts	295	—	(27)
Accretion of interest on long-term debt	4,302	3,596	—
Provision for bad debt	787	1,392	239
Provision for write-down of inventories	5,255	2,129	1,698
Loss on disposal of property and equipment	1,013	296	312
Gain on previously held equity interest in Morphormics	(662)	—	—
Loss from deconsolidation of a variable interest entity	3,442	—	—
Provision for deferred income taxes	947	495	63
Changes in assets and liabilities:
Restricted cash	(1,163)	1,605	—
Accounts receivable	10,858	(9,162)	8,698
Inventories	(5,147)	11,927	(4,321)
Prepaid expenses and other assets	5,166	2,886	(1,126)
Deferred cost of revenue	(4,005)	2,080	7,586
Accounts payable	(1,140)	(21,425)	10,662
Accrued liabilities	(18,525)	(10,538)	9,768
Customer advances	(659)	(7,044)	(909)
Deferred revenue	3,587	20,887	(14,060)

Net cash provided by (used in) operating activities	(66,177)	(38,279)	12,403
Cash Flows From Investing Activities
Purchases of property and equipment, net	(15,126)	(10,769)	(4,022)
Purchases of intangible assets	(232)	—	—
Purchases of investments	(102,403)	—	(100,710)
Sales and maturities of investments	—	—	206,414
Acquisition of businesses, net of cash acquired	(3,861)	(1,384)	(70,265)

Net cash provided by (used in) investing activities	(121,622)	(12,153)	31,417
Cash Flows From Financing Activities
Proceeds from issuance of common stock	7,455	4,449	5,601
Proceeds from debt, net of costs	110,462	96,100	—

Net cash provided by financing activities	117,917	100,549	5,601
Effect of exchange rate changes on cash and cash equivalents	(309)	(2,519)	1,051

Net increase (decrease) in cash and cash equivalents	(70,191)	47,598	50,472
Cash and cash equivalents at beginning of period	143,504	95,906	45,434

Cash and cash equivalents at end of period	$73,313	$143,504	$95,906

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,000	$1,198	$1,392
Cash paid for interest	$3,750	$1,875	$—
Non-cash financing activity:
Fair value of common stock issued and vested options and restricted stock awards assumed in connection with acquisition of TomoTherapy	$—	$—	$73,845

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements

1. Description of Business

Organization

        Accuray Incorporated, together with its subsidiaries, the Company or Accuray, is incorporated in Delaware. The Company designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company conducts its business worldwide. The Company has its headquarters in Sunnyvale, California, with additional locations in other regions in the United States, Europe and Asia.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity, Compact Particle Acceleration Corporation, or CPAC until the deconsolidation of CPAC on December 21, 2012 (for further information, see Note 7, Investment in CPAC). All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassification

        As a result of the deconsolidation of CPAC, the results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded for the years ended June 30, 2013, 2012 and 2011 have been presented as discontinued operations. Accordingly, the Company revised its previously reported consolidated statements of operations and comprehensive loss and consolidated statements of cash flows for the years ended June 30, 2012 and 2011.

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

Foreign Currency

        The Company's international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net income (loss) and are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Net foreign currency exchange transaction gains or losses are included as a component of other income (expense), net, in the Company's consolidated statements of operations and comprehensive loss.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

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

Investments

        The Company classifies its marketable securities as available-for-sale. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income (expense), net. Interest on securities classified as available-for-sale is included as a component of other income (expense), net. As the Company's marketable securities are considered by the Company as available to support current operations, these securities have been classified as current assets on the consolidated balance sheets.

        The Company considers highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities greater than three months are classified as Investments in the consolidated balance sheet. Investments include available-for-sale investment-grade debt securities that the Company carries at fair value. The Company accumulates unrealized gains and losses on the Company's available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders' equity section of its consolidated balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) the Company intends to sell the instrument, (2) it is more likely than not that the Company will be required to sell the instrument before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If the Company intends to sell or it is more likely than not that the Company will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, the Company recognizes an other-than-temporary impairment in earnings equal to the entire difference between the debt instrument's amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), the Company separates the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument's amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument's fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income (loss).

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk and Other Risks and Uncertainties

        The Company's cash and cash equivalents are mainly deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances. The Company does not invest an amount exceeding 5% of its combined cash, cash equivalents and investments in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts.

        There were no customers that represented 10% or more of total net revenue for the years ended June 30, 2013, 2012 and 2011. At June 30, 2013, one customer accounted for 10% of accounts receivable. At June 30, 2012, two customers accounted for 16% and 10%, respectively, of accounts receivable.

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

Restricted Cash

        Restricted cash primarily consists of certificates of deposit held as guarantees in connection with corporate leases as well as funds held as guarantees for Value-Added Tax, or VAT obligations in a foreign jurisdiction.

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management. The Company determines inventory and product costs, which include allocated production overheads, through use of standard costs, which approximate actual costs.

Revenue Recognition

        The Company's revenue is primarily derived from sales of CyberKnife and TomoTherapy Systems, arrangements under its shared ownership program, and services, which include installation services, post-contract customer support or PCS, training and other professional services. The Company records its revenues net of any value added or sales tax. In all sales arrangements, the Company recognizes revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is reasonably assured and delivery has occurred. Payments received in advance of system shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

customer. The Company generally does not request collateral from its customers. If the Company determines that collection is not probable, the Company will defer the fee and recognize revenue upon receipt of cash.

        The Company frequently enters into sales arrangements that contain multiple elements or deliverables. For example, a customer may purchase a system along with PCS and training. This arrangement would consist of multiple elements, with the system delivered in one reporting period and the PCS and training delivered across multiple reporting periods. For sale arrangements that contain multiple elements, the Company allocates the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence, or VSOE of fair value, if it exists. VSOE of fair value for each element is based on the Company's standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company's pricing committee when that product or service is not yet being sold separately. When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, the Company attempts to determine the selling price of each element based on third-party evidence of selling price, or TPE, as determined based on competitors' prices for similar deliverables when sold separately. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When the Company is not able to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price, or BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with the Company's pricing committee, taking into consideration its overall go-to-market pricing strategy.

        The Company has a limited number of software offerings which are not required to deliver its systems' essential functionality and can be sold separately. The Company accounts for the sale of its software products in accordance with the applicable guidance for software revenue recognition. The Company's multiple-element arrangements may also include software deliverables that are subject to the software revenue recognition guidance; and in these cases, the revenue for these multiple-element arrangements is allocated to the software deliverable and the nonsoftware deliverables based on the relative selling prices of all of the deliverables in the arrangement using VSOE, TPE or BESP.

        The Company regularly reviews VSOE, TPE and BESP for all of its products and services and maintains internal controls over the establishment and updates of these estimates. As the Company's go-to-market strategies and other factors change, the Company may modify its pricing practices in the future, which may impact the selling prices of systems and services as well as VSOE, TPE and BESP of systems and services. As a result, the Company's future revenue recognition for multiple element arrangements could differ materially from that recorded in the current period.

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

        The Company records revenues from sales of systems to distributors on either a sell-through or sell-in basis, depending on the terms of the distribution agreement as well as terms and conditions executed for each sale, and once all revenue recognition criteria have been met, including evidence of an end-user order. For sales of product upgrades and accessories to distributors, revenue is recognized on either a sell-through or sell-in basis, depending upon the terms of the purchase order or signed quotation and once all revenue recognition criteria have been met, including evidence of an end-user order.

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

Shared ownership program

        The Company enters into arrangements under its shared ownership program with certain customers. These arrangements typically have a term of five years and provide the customer an option to purchase the system during the contractual term at pre-determined prices. Under the terms of this program, the Company retains title to its system, while the customer has use of the system. The Company generally receives a minimum monthly payment and earns additional revenues from the customer based upon its use of the system which are included in product revenue in the consolidated statements of operations and comprehensive loss. Revenues from shared ownership arrangements were $1.5 million, $1.2 million and $1.4 million for the years ended June 30, 2013, 2012 and 2011, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Other revenue

        Other revenue primarily consists of research and development and construction and manufacturing contract revenues.

Long-term construction and manufacturing contracts

        The Company recognizes revenue and cost of revenue related to long-term construction and manufacturing contracts using contract accounting on the percentage-of-completion or the completed contract method. The Company records such revenue under other revenue and cost of such revenue under cost of other revenue in the consolidated statements of operations and comprehensive loss. Any loss provision identified from the total contract in the period is recorded as an increase to cost of revenue. Historically, such loss provisions have not been significant.

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

        Capitalized software costs are included in property, plant and equipment and amortized beginning when the software project is complete and the assets is ready for its intended use. The Company has capitalized software development costs relating to internal use software as identified and discussed below at Note 3, Balance Sheet Components.

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

Business Combinations

        The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded to the Company's consolidated statements of operations and comprehensive loss. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired company are reflected in the Company's consolidated financial statements after the closing date of the merger or acquisition.

Goodwill and Purchased Intangible Assets

        Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one reporting unit and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company's closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. Through June 30, 2013, there have been no such impairment losses.

        Purchased intangible assets other than goodwill, including developed technology, in-process research and development, backlog and distributor license, are amortized on a straight-line basis over their estimated useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which range from approximately one to six years. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over the asset's estimated useful life. During the year ended June 30, 2013, the Company recorded an impairment charge of approximately $12.2 million related to IPR&D (see Note 6, Goodwill and Purchased Intangible Assets).

        Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

Shipping and Handling

        The Company's billings for shipping and handling for product shipments to customers are included in cost of products. Shipping and handling costs incurred for inventory purchases are capitalized in inventory and expensed in cost of products.

Advertising Expenses

        The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.7 million, $0.5 million and $0.4 million for the years ended June 30, 2013, 2012 and 2011, respectively.

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

Share-Based Compensation

        The Company accounts for share-based compensation by measuring the fair value of all share-based payment awards based on the estimated grant date fair values and recognizing the related expense over the requisite service periods. Such share-based payment awards include employee stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, performance stock units, or PSUs, market stock units, or MSUs and the employee stock purchase plan, or ESPP. For some awards,

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the determination of fair value involves a number of significant estimates. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options and ESPP shares, which requires a number of assumptions to determine the model inputs. These include the expected volatility of the Company's stock, the expected term of the option, the expected risk free rate of interest and dividend yields. As share-based compensation expense is based on awards ultimately expected to vest, the expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Expected volatility is derived from the historical volatilities of the Company's common stock. Prior to the second quarter of fiscal 2013, the Company used expected volatility derived from the historical volatilities of several unrelated public companies within industries related to its business. The Company estimates the expected term of stock options by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. Management's estimate of forfeitures is based on historical experience, but actual forfeitures could differ materially as a result of voluntary employee terminations which could result in a significant change in future share-based compensation expense. See Note 10, Stock Incentive Plan and Employee Stock Purchase Plan, for additional information.

        The Company uses the Monte-Carlo simulation model to estimate the fair value of MSUs and recognizes the related expense over the requisite service period.

Loss Contingencies

        The Company is involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

Corporate Bonus Expense and Accruals

        The Company records accruals for estimated corporate bonus expense each quarter which is paid out in the first quarter of the subsequent fiscal year. The Company's expense accrual for each quarter is based on its performance against Company defined metrics: net revenue, gross margin and orders to backlog. If the Company underestimates or overestimates any of these metrics during any quarter, adjustments to bonus expense and accruals may be necessary in subsequent periods during the year.

Net Loss Per Common Share

        Basic and diluted loss per share is computed by dividing loss attributable to stockholders by the weighted average number of common shares outstanding during the period. The potential dilutive shares of the Company's common stock resulting from the assumed exercise of outstanding stock options, the vesting of RSUs, PSUs and MSUs, and the purchase of shares under the ESPP, as

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

determined under the treasury stock method, are excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. The 3.75% Convertible Senior Notes due August 1, 2016, or the "3.75% Convertible Notes," and the 3.50% Convertible Senior Notes due February 1, 2018, or the "3.50% Convertible Notes" are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method.

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share attributable to stockholders follows (in thousands):

	Years ended June 30,
	2013	2012	2011
Numerator:
Loss from operations used in computing loss per share from continuing operations	$(97,361)	$(71,350)	$(26,657)

Loss from discontinued operations used in computing loss per share from discontinued operations	(5,858)	(692)	(25)

Net loss used in computing net loss per share	$(103,219)	$(72,042)	$(26,682)

Denominator:
Weighted average shares used in computing basic net loss per share	73,281	70,887	60,085
Add: Dilutive stock options and awards outstanding	—	—	—

Weighted average shares used in computing diluted net loss per share	73,281	70,887	60,085

        The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2013	2012	2011
Stock options	4,844	7,873	8,337
RSUs, PSUs and MSUs	3,387	2,097	658
3.50% Convertible Notes	21,576	—	—
3.75% Convertible Notes	10,560	10,560

	40,367	20,530	8,995

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments for the years ended June 30, 2013, 2012 and 2011, and unrealized losses on investments for the year ended June 30, 2013.

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

	Years ended June 30,
	2013	2012	2011
Americas (including Puerto Rico)	$143,613	$189,072	$122,636
Europe, Middle East, India and Africa	101,172	110,331	67,244
Asia (excluding Japan)	37,829	64,026	16,158
Japan	33,360	45,794	16,246

Total	$315,974	$409,223	$222,284

Recent Accounting Pronouncements

        In October 2012, the Financial Accounting Standards Board, or FASB, issued ASU No. 2012-04—Technical Corrections and Improvements. The amendments in this ASU cover a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update will be effective for annual periods beginning after December 15, 2012. The Company does not expect this to have a material impact on its consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02, to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company in its first quarter of fiscal 2014 and will be applied prospectively. The Company does not expect that adoption of this guidance during fiscal 2014 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3. Balance Sheet Components

Cash and Cash Equivalents

        The following is a summary of cash and cash equivalents (in thousands):

	June 30, 2013	June 30, 2012
Cash	$60,082	$96,694
Certificates of deposit	12,758	6,742
Money market funds	473	40,068

	$73,313	$143,504

Investments

        The following is a summary of investments (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Loss	Fair Value
Certificates of deposit	$2,607	$—	$2,607
Commercial paper	3,993	(1)	3,992
Corporate notes	94,941	(456)	94,485

	$101,541	$(457)	$101,084

        Investments classified as available-for-sale are carried at fair value as of June 30, 2013. The Company did not have such investments June 30, 2012. The aggregate fair value of available-for-sale securities with unrealized losses as of June 30, 2013 was $98.5 million. The Company did not have realized gains and losses from sales and/or maturities of investments during the year ended June 30, 2013. Gross unrealized loss on available-for-sale securities as of June 30, 2013 was $0.5 million, which the Company believes to be temporary losses. In determining that the decline in fair value of these

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

securities was temporary, the Company considered the length of time each security was in an unrealized loss position, the extent to which the fair value was less than cost, and the fact that it does not intend to sell these securities and it is more likely than not that it will not be required to sell these securities before the recovery of their amortized cost basis.

        The Company did not have any investments that were in an unrealized loss position for 12 months or greater as of June 30, 2013. The aggregate fair value and unrealized loss of investments in an unrealized loss position for less than 12 months was $98.5 million and $0.5 million, respectively, as of June 30, 2013.

        The following table summarizes the estimated fair value of our investments in marketable securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	June 30, 2013
	Amortized Cost	Fair Value
Due in 1 year or less	$40,235	$40,188
Due in 1 - 2 years	35,428	35,256
Due in 2 - 3 years	25,878	25,640

	$101,541	$101,084

Accounts receivable, net

        Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2013	2012
Accounts receivable	$56,830	$69,285
Unbilled fees and services	788	305

	57,618	69,590
Less: Allowance for doubtful accounts	(2,160)	(1,700)

Accounts receivable, net	$55,458	$67,890

  Financing receivables

        A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor's balance sheet. The Company's financing receivables, consisting of its accounts receivable with contractual maturities of more than one year totaled $2.9 million and $2.5 million at June 30, 2013 and June 30, 2012, respectively and are included in Other Assets in the consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of June 30, 2013 and June 30, 2012, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

Inventories

        Inventories consisted of the following (in thousands):

	June 30,
	2013	2012
Raw materials	$33,721	$42,951
Work-in-process	20,564	16,932
Finished goods	27,307	21,810

Inventories	$81,592	$81,693

Property and Equipment, net

        Property and equipment consisted of the following (in thousands):

	June 30,
	2013	2012
Furniture and fixtures	$6,506	$5,921
Computer and office equipment	9,481	9,126
Software	9,586	9,429
Leasehold improvements	19,199	16,065
Machinery and equipment	37,371	33,493
Shared ownership systems	4,979	4,979
Construction in progress	3,084	3,787

	90,206	82,800
Less: Accumulated depreciation and amortization	(55,473)	(45,342)

Property and equipment, net	$34,733	$37,458

        Depreciation and amortization expense related to property and equipment for the years ended June 30, 2013, 2012 and 2011 was $15.2 million, $16.4 million and $6.4 million, respectively.

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

4. Financial Instruments (Continued)

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

        The following tables summarize the fair value of financial instruments measured on a recurring basis as of June 30, 2013 and June 30, 2012 (in thousands):

	Fair value measurement using
Type of instrument and line item in consolidated balance sheets	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets at June 30, 2013
Certificates of deposit—included in cash and cash equivalents and investments(1)	$15,365	$—	$—	$15,365
Money market funds—included in cash and cash equivalents	473	—	—	473
Commercial paper—included in investments	—	3,992	—	3,992
Corporate notes—included in investments	—	94,485	—	94,485

Total assets measured and recorded at fair value	$15,838	$98,477	$—	$114,315

Assets at June 30, 2012
Money market funds—included in cash and cash equivalents	$40,068	$—	$—	$40,068
Certificates of deposit—included in cash and cash equivalents	6,742	—	—	6,742

Total assets measured and recorded at fair value	$46,810	$—	$—	$46,810

(1)
Includes $2.6 million of certificates of deposit, which were included in investments in the consolidated balance sheet at June 30, 2013.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

        The following tables summarize the fair value of financial instruments that are not measured on a recurring basis as of June 30, 2013 and June 30, 2012 (in thousands):

	Fair value measurement using
Type of instrument and line item in consolidated balance sheets	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
At June 30, 2013
3.75% Convertible Notes—included in long term debt	$—	$96,560	$—	$96,560
3.50% Convertible Notes—included in long term debt	—	144,302	—	144,302

Total liabilities measured on a non-recurring basis	$—	$240,862	$—	$240,862

At June 30, 2012
3.75% Convertible Notes—included in long term debt	$—	$101,400	$—	$101,400

Total liabilities measured on a non-recurring basis	$—	$101,400	$—	$101,400

        The Company's Level 2 investments in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

        Long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company's underlying stock price and the time value of the conversion option, since observable quoted prices of the 3.75% Convertible Notes and the 3.50% Convertible Notes are not readily available.

5. Business Combinations

Fiscal 2013 Acquisition

        On July 16, 2012, the Company acquired the remaining 90% of the outstanding shares of Morphormics, Inc., or Morphormics, a privately-held developer of medical imaging software based in North Carolina. This acquisition enables the Company to extend auto-contouring capabilities for both the CyberKnife and TomoTherapy systems to improve disease specific workflows. The Company previously held 10% of the outstanding shares of Morphormics, which had a carrying value of zero prior to the acquisition date and was valued at $0.7 million as of the acquisition date based on the fair value of the consideration paid. The acquisition was accounted for as a business combination, and accordingly, Morphormics' results of operations were included in the consolidated financial statements from July 16, 2012. This transaction was not considered a material business combination, and Company did not incur significant severance or acquisition-related costs in connection with the transaction.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Business Combinations (Continued)

        The fair value of total purchase consideration paid and payable for 100% of Morphormics' equity interest as of the acquisition date was as follows (in thousands):

Cash paid and payable	$5,385
Fair value of pre-existing investment in Morphormics	662

Total	$6,047

        The total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date as follows (in thousands):

Cash and cash equivalents	$668
Accounts receivable	283
Other current assets	7
Amortizable intangible assets—developed technology	5,100
Goodwill	77
Accrued compensation	(88)

Total purchase price	$6,047

        Pro forma results of operations for the acquisition have not been presented because they are not material to the Company's consolidated statements of operations and comprehensive loss, balance sheets, or cash flows.

Fiscal 2011 Acquisition

        On June 10, 2011, the Company completed the acquisition of TomoTherapy for a total purchase price of $248.0 million. TomoTherapy is a creator of advanced radiation therapy solutions for cancer care. The acquisition of TomoTherapy enables the Company to provide patients with radiation treatments tailored to their specific needs, from high-precision radiosurgery to image-guided, intensity-modulated radiation therapy. The purchase price allocation was as follows:

Net tangible assets	$142,220
Purchased intangible assets	66,805
Goodwill	49,979
Noncontrolling interest	(10,981)

Total purchase price	$248,023

        The Company incurred $18.5 million of acquisition-related costs in connection with the TomoTherapy acquisition, including $10.5 million of severance payments to certain employees of TomoTherapy. These costs were included in operating expenses in the consolidated statements of operations and comprehensive loss for the year ended June 30, 2011.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Purchased Intangible Assets

Goodwill

        Goodwill as of June 30, 2013 and 2012 and changes in the carrying amount of goodwill for the respective periods are as follows (in thousands):

	Year Ended June 30, 2013	Year Ended June 30, 2012
Balance at the beginning of the period	$59,215	$54,474
Addition related to acquisition	77	—
Currency translation and other adjustments	76	—
Adjustments related to prior year acquisition(1)	—	4,741

Balance at the end of the period	$59,368	$59,215

(1)
Primarily represents liabilities related to the TomoTherapy acquisition.

Purchased Intangible Assets

        The Company's intangible assets associated with completed acquisitions are as follows:

        (in thousands):

		June 30, 2013			June 30, 2012
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Developed technology	5 - 6	$46,747	$(15,276)	$31,471	$43,455	$(9,161)	$34,294
Backlog	1.25	10,500	(10,500)	—	10,500	(8,867)	1,633
Distributor license	1.5 - 2.5	2,043	(1,618)	425	1,860	(768)	1,092
In-process research and development (CPAC)	Indefinite	—	—	—	12,800	—	12,800

		$59,290	$(27,394)	$31,896	$68,615	$(18,796)	$49,819

        During the year ended June 30, 2013, the Company recorded an impairment charge of approximately $12.2 million related to IPR&D technology due to a decrease in projected future usage of the technology. The Company did not have an impairment of goodwill during the years ended June 30, 2013, 2012 and 2011.

        Amortization expense, excluding impairment charges related to purchased intangible assets was $10.4 million, $16.2 million and $1.2 million for the years ended June 30, 2013, 2012 and 2011, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Purchased Intangible Assets (Continued)

        The estimated future amortization expense of purchased intangible assets as of June 30, 2013 is as follows (in thousands):

Year Ending June 30,	Amount
2014	$8,380
2015	7,953
2016	7,953
2017	7,568
2018	42

$31,896

7. Investment in CPAC

        In April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. From the formation of CPAC through December 2012, the Company and TomoTherapy contributed both cash and intellectual property to CPAC, resulting in a combined equity interest of approximately 15.4% of the outstanding stock of CPAC and approximately 16.3% on a fully diluted basis. The Company determined that CPAC was a variable interest entity or VIE, as CPAC depended on the Company, TomoTherapy and other investors to fund its operations. Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity with the power to direct the activities of the venture that most significantly impact the venture's economic performance and with the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. Although the Company and its subsidiary held less than a 50% ownership interest in CPAC, it was determined that the Company met these two characteristics, and therefore, was the primary beneficiary of CPAC. The Company consolidated the results of operations of CPAC from June 10, 2011 (the date the Company acquired TomoTherapy) to December 21, 2012.

        On December 21, 2012, the Company and CPAC entered into a Purchase Agreement and Release, or Purchase Agreement, which provided for all the equity and debt investments held by the Company in CPAC to be purchased by CPAC for a nominal consideration. In addition, the Company assigned all its rights to the Dielectric Wall Accelerator, or DWA technology licensed from Lawrence Livermore National Security, LLC to CPAC. As a result of the Purchase Agreement, the Company concluded that it was no longer the primary beneficiary of CPAC since it did not have any variable interest in CPAC. In the second quarter of fiscal 2013, the Company deconsolidated CPAC and recorded a loss of $3.4 million, resulting from the write-down of the carrying value of CPAC's net liabilities, the write-off of receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded for the years ended June 30, 2013, 2012 and 2011 have been presented as discontinued operations in the consolidated statements of operations and comprehensive loss. The results of operations of CPAC during the years ended June 30, 2013, 2012 and 2011 comprised of research and development expenses of $2.8 million, $5.8 million and $0.4 million, respectively, general and administrative expenses of $0.6 million, $0.9 million and $0.1 million, respectively and other expense, net of $0.1 million, $0.4 million and nil, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies

Operating Lease Agreements and Long-term Debt

        The Company leases office and manufacturing space under non-cancelable operating leases with various expiration dates through December 2018. Rent expense, including common area maintenance, was $8.7 million, $7.1 million and $4.8 million for the years ended June 30, 2013, 2012 and 2011, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        The Company is required to make semi-annual interest payments on the Convertible Notes. See Note 13, Debt, for details.

        Future minimum lease payments under non-cancelable operating lease agreements and long-term principal and interest on the Convertible Notes as of June 30, 2013 are as follows (in thousands):

Year Ending June 30,	Operating Leases	Long-term Debt(1)
2014	$7,602	$7,775
2015	6,067	7,775
2016	3,727	7,775
2017	3,735	104,338
2018	3,536	117,348
Thereafter	435	—

Total	$25,102	$245,011

(1)
These amounts represent principal and interest cash payments over the life of the debt obligations, including anticipated interest payments that are not recorded on the Company's consolidated balance sheet. Any conversion, redemption or purchase of Convertible Notes would impact cash payments noted in the preceding table.

        The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers' agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has recorded no liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2013.

Royalty Agreements

        The Company has a license and royalty agreement with RaySearch Laboratories AB, or RaySearch, a Swedish provider of treatment planning software, which provides the Company with a

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

non-exclusive license to use certain technology owned by RaySearch until September 2013. Under the agreement, the Company is obligated to pay RaySearch $25,000 for each TomoTherapy System sold that includes the licensed technology, with the stipulation that the Company must make minimum annual payments of $750,000 to RaySearch for the remainder of the licensing term. The Company recorded royalty costs of $0.7 million, $0.7 million and $40,000 during the years ended June 30, 2013, 2012 and 2011, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had accrued liabilities of approximately $0.6 million at June 30, 2013 and 2012 related to this agreement. The Company does not intend to renew this license and royalty agreement.

        The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation, or WARF, a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF's patents anywhere in the world. The Company is required to pay WARF a royalty for each TomoTherapy System sold that includes the licensed technology. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligation of $0.3 million per year, or if the Company commits any breach of the license agreement's covenants. The Company recorded royalty costs of $0.6 million, $1.0 million and zero for the years ended June 30, 2013, 2012 and 2011, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had accrued liabilities of approximately $0.1 million at June 30, 2013 and 2012 related to this agreement.

Software License Indemnity

        Under the terms of the Company's software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2013.

Litigation

        From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. Currently, management believes the Company does not have any probable and estimable losses related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. For certain legal proceedings, management believes that there is a reasonable possibility that losses may be incurred. Management currently estimates a range of loss between zero and $3 million in the aggregate for such legal proceedings, where it is possible to make such estimates in excess of amounts accrued. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Best Medical Trade Secret Litigation

        On September 3, 2009, Best Medical International, Inc., or Best Medical filed a lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical's confidential information and trade secrets. Best Medical is seeking monetary damages and other relief. On October 25, 2011, the court presiding over the case granted summary judgment in favor of the Company on all counts. On November 21, 2011 Best Medical filed a notice of appeal. On December 22, 2011 the Court awarded attorney fees and costs to the Company and ordered the Company to file an accounting of its fees and costs. Following the filing of the accounting of the Company's fees and costs, the magistrate judge presiding over the case issued a report on the Company's accounting and recommended an award to the Company in the amount of $512,090 in attorney fees and costs. Best Medical filed objections to the report. On July 3, 2013, the Court of Appeals for the Third Circuit issued a briefing schedule for the appeal of this case. Best Medical's brief was due on August 26, 2013 with the Company's brief due 30 days thereafter. Best Medical has filed for an extension but the Court has not yet ruled on the extension request.

Best Medical Patent Litigation

        On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. In December 2010 Best Medical amended its complaint by claiming that the Company also infringed U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. In March 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. Following several procedural rulings by the court, Best Medical moved to voluntarily dismiss one of the two remaining patent claims on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent (U.S. Patent No. 6,038,283) at issue in the case. The parties failed to a reach settlement during the mandatory hearings held in March and May 2013. Best Medical is seeking declaratory and injunctive relief, as well as unspecified compensatory and treble damages and other relief. The Company will continue to litigate this case, and discovery is expected to be completed by January 2014.

Rotary Systems

        On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems' trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

dismiss the case on May 19, 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court granted the Company's motion for sanctions, in part, and gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary System's amended complaint and set a calendar for discovery. The court ruled on the amended complaint, and the parties have started discovery, which is expected to be completed by October 2013.

Radiation Stabilization Solutions Patent Litigation

        On September 15, 2011, Radiation Stabilization Solutions LLC, or RSS filed a patent infringement complaint in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleged the Company's sale of the TomoHD product induces infringement of or contributorily infringes U.S. Patent No. 6,118,848, or the '848 Patent, and sought unspecified monetary damages for the alleged infringement. The complaint also named Varian Medical Systems, Inc., BrainLab AG, BrainLab, Inc., Elekta AB and Elekta, Inc. as defendants, alleging that certain of their products also infringe the '848 patent. On October 27, 2011, the Court dismissed the complaint without prejudice because non-resident defendants had been improperly named in the complaint.

        On October 28, 2011, RSS filed a new complaint against the Company and a customer of the Company in the United States District Court for the Northern District of Illinois, Eastern Division. The new complaint repeats the original complaint's allegations against the Company and seeks unspecified monetary damages for the alleged infringement. The complaint further alleges that the customer directly and indirectly infringes the '848 patent and seeks unspecified monetary damages for the alleged infringement. RSS also filed individual suits against each of Varian and Elekta and several of their respective customers. RSS served the complaint on Accuray and its customer on December 7, 2011. On January 30, 2012 the Company filed a motion to dismiss the complaint, and the Court heard oral argument for the motion on June 29, 2012. On August 21, 2012, the court granted the Company's motion in part and gave RSS leave to amend the complaint. On September 21, 2012, RSS filed an amended complaint. On November 2, 2012, the Company and RSS entered into a settlement agreement, under which the Company paid $150,000 to resolve all outstanding claims.

Accuray Securities Complaint

        On November 1, 2012, a complaint was filed in Santa Clara County Superior Court purportedly on behalf of a class of shareholders seeking to enjoin the shareholder vote to be held at our annual meeting scheduled for November 30, 2012. The complaint named as defendants the Company and the members of the board of directors and alleged that the disclosures in the proxy statement for the annual meeting concerning the advisory vote on executive compensation and the proposal to amend the certificate of incorporation to increase the number of authorized shares were inadequate and constituted a breach of fiduciary duty. In addition to an injunction, the complaint sought unspecified monetary damages and other relief. The annual meeting was held on November 30, 2012. On December 28, 2012, the plaintiffs requested dismissal of the case from the court without prejudice, which was granted on January 3, 2013.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

Sarif Biomedical Patent Litigation

        On January 28, 2013, Sarif Biomedical filed a patent infringement complaint against the Company in the United States District Court for Delaware. The complaint alleges the Company's CyberKnife System directly infringes U.S. Patent No. 5,755,725 and seeks unspecified monetary damages for the alleged infringement. Accuray filed an answer to the complaint in March 2013.

9. Stockholders' Equity

        In fiscal 2012, the Company retired 2,140,018 shares of its common stock that were repurchased in prior years and accounted for as treasury stock. The Company did not have an active stock repurchase program at June 30, 2013.

        At June 30, 2013, the Company had 13.2 million and 21.6 million shares of common stock reserved for future issuance to the holders of the 3.75% Convertible Senior Note and the 3.50% Convertible Senior Note, respectively, and had 14.2 million shares of common stock reserved for issuance under the stock incentive plans and the employee stock purchase plan.

10. Stock Incentive Plan and Employee Stock Purchase Plan

        As of June 30, 2013, the Company had three stock incentive plans: the 2007 Stock Incentive Plan, or the 2007 Plan; the 1998 Stock Incentive Plan, or the1998 Plan; and the 1993 Stock Incentive Plan, or the1993 Plan. The 2007 Plan permits the granting of stock options, restricted stock awards, or RSA and restricted stock units, or RSU. The vesting of RSUs under the 2007 Plan may be time-based (over the requisite service period), performance-based, or PSU or market-based, orMSU. Only employees of the Company are eligible to receive incentive stock options. Non-employees may be granted non-qualified options.

        Stock options granted under the 2007 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and no less than 85% of the fair value for non-qualified stock options. The stock options have 10 year contractual terms and generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Time-based RSUs generally vest 25% of the share units covered by the grant on each of the first through fourth anniversaries of the date of the grant. However, certain of the outstanding RSUs vest 10% upon the first anniversary year of the grant date, 20% upon the second anniversary year of the grant date, 30% upon the third anniversary year of the grant date and 40% upon the fourth anniversary year of the grant date. The Board of Directors has the discretion to use different vesting schedules.

        As of June 30, 2013, the 1998 Plan and the 1993 Plan continued to remain in effect; however, the Company can no longer make equity awards under the 1998 Plan and 1993 Plan.

        In connection with the acquisition of TomoTherapy in June 2011, the Company assumed 1,539,255 outstanding stock options and 429,591 Restricted Stock Awards, or RSAs under TomoTherapy's stock plans. The stock options had exercise prices ranging from $0.48 to $44.24. As of the acquisition date, the options were fully vested and had remaining contractual terms of 0.1 to 3.4 years. The RSAs had remaining vesting terms of 1.2 years as of the acquisition date.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        The Company uses the Black-Scholes option pricing model to measure the fair value of stock option grants. During the years ended June 30, 2013, 2012 and 2011, the following weighted average assumptions were used:

	Years Ended June 30,
	2013	2012	2011
Risk-free interest rate	0.87% - 1.15%	0.85% - 1.72%	1.88% - 2.44%
Dividend yield	—	—	—
Expected life	6.25	6.25	6.25
Expected volatility	52.7% - 63.2%	52.0% - 52.9%	52.8% - 54.9%

        The following table summarizes the share-based compensation charges included in the Company's consolidated statements of operations and comprehensive loss (in thousands):

	Years ended June 30,
	2013	2012	2011
Cost of revenue	$1,498	$1,672	$1,312
Selling and marketing	1,121	729	695
Research and development	1,949	2,340	2,922
General and administrative	3,648	3,717	8,436

	$8,216	$8,458	$13,365

        In fiscal 2011, the Company recognized $4.4 million of share-based compensation expense related to accelerated vesting of stock options, RSUs and RSAs in connection with employee separation costs. The Company did not have such expenses in the years ended June 30, 2013 and 2012. For the years ended June 30, 2013, 2012 and 2011, the Company capitalized share-based compensation costs of $0.6 million, $0.4 million and $0.3 million, respectively, as components of inventory.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        Option activity during the years ended June 30, 2011, 2012 and 2013 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2010	7,809	$6.03	5.94	$16,651
Options granted	915	$7.30
Options assumed	1,539	$10.41
Options exercised	(1,397)	$2.58
Options forfeited/expired	(530)	$8.60

Balance at June 30, 2011	8,336	$7.39	5.13	$19,131
Options granted	1,399	$4.53
Options exercised	(746)	$2.50
Options forfeited/expired	(1,116)	$9.79

Balance at June 30, 2012	7,873	$7.00	5.57	$12,359
Options granted	1,250	$6.54
Options exercised	(1,515)	$2.77
Options forfeited/expired	(2,764)	$8.86

Balance at June 30, 2013	4,844	$7.15	6.17	$2,771

Vested or Expected to vest at June 30, 2013	4,843	$7.15	6.17	$2,771

Exercisable at June 30, 2013	3,205	$7.77	4.81	$1,996

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the Company's common stock on June 28, 2013 of $5.74 and the exercise price of the options) that would have been received by option holders if all options exercisable had been exercised on June 30, 2013. The total intrinsic value of options exercised in the years ended June 30, 2013, 2012, and 2011 was approximately $4.5 million, $2.9 million and $6.1 million, respectively.

        During the years ended June 30, 2013, 2012 and 2011, the Company recognized $2.9 million, $3.5 million and $4.7 million, respectively, of share-based compensation expense for stock options granted to employees. The weighted average fair value of options granted was $3.48, $2.30 and $3.91 per share for the years ended June 30, 2013, 2012 and 2011, respectively.

        Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2013, 2012 and 2011.

        As of June 30, 2013, there was approximately $4.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 2.84 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        The following table summarizes the activity of RSUs, PSUs and MSU during the years ended June 30, 2011, 2012 and 2013:

	Number of Shares (000's)	Weighted Average Grant Date Fair Value Per Share
Balance at June 30, 2010	464	$12.52
Granted	475	$6.77
Vested	(202)	$7.57
Cancelled/Forfeited	(79)	$9.85

Balance at June 30, 2011	658	$6.97
Granted	2,001	$4.53
Vested	(302)	$4.47
Cancelled/Forfeited	(259)	$5.67

Balance at June 30, 2012	2,098	$5.16
Granted	2,662	$5.52
Vested	(544)	$5.18
Cancelled/Forfeited	(829)	$5.18

Balance at June 30, 2013	3,387	$5.66

Restricted Stock Units

        The Company recognized $3.6 million, $2.5 million and $2.9 million of share-based compensation expense, net of estimated forfeitures, related to RSUs during the years ended June 30, 2013, 2012 and 2011. The weighted average grant date fair value per share of RSUs was $5.89, $4.80 and $6.77 for the years ended June 30, 2013, 2012 and 2011, respectively. As of June 30, 2013, there was approximately $11.1 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted average period of 2.08 years. The aggregate fair market value of RSUs that vested during the year ended June 30, 2013 was $3.5 million.

        The Company recognized $0.3 million, $1.4 million and $5.0 million of share-based compensation expense during the years ended June 30, 2013 and 2012 and 2011 respectively, related to RSAs assumed in connection with the acquisition of TomoTherapy. As of June 30, 2013, unrecognized compensation cost related to RSAs was immaterial.

Performance-Based Awards

        During fiscal 2012, the Compensation Committee approved the grant of 1.0 million PSUs to certain employees of the Company. The PSUs had a grant date fair value of $3.9 million and would vest 100% if the Company met certain financial performance targets during the performance period, commencing on the first day of the Company's 2012 fiscal year (July, 1 2011) and ending on the last day of the Company's 2013 fiscal year. As of June 30, 2013, the last day of the performance period, it was determined that the Company did not achieve the requisite performance targets. The Company did not recognize any associated stock-based compensation expense during the years ended June 30, 2013 and 2012.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

Market Stock Units

        In October 2012, the Compensation Committee approved a new performance equity program, referred to as the market stock unit program, or MSU Program. The MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company's total stockholder return exceeds that of the Russell 2000. Based on a sliding scale of by how much the Company's total stockholder return outperforms the Russell 2000 benchmark, the participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods (at June 30, 2014 and June 30, 2015). The MSUs were valued at approximately $1.5 million based on a Monte-Carlo simulation on the grant date and the related stock-based compensation expense is being recognized over a weighted average period of 1.8 years. During the year ended June 30, 2013, the Company granted approximately 0.5 million MSUs, at a weighted average grant date fair value per share of $5.39. The Company recognized $0.3 million of share-based compensation expense, net of estimated forfeitures, related to MSUs during the year ended June 30, 2013. As of June 30, 2013, there was approximately $1.0 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs, which is expected to be recognized over a weighted average period of 1.6 years.

Employee Stock Purchase Plan

        Under the Company's 2007 Employee Stock Purchase Plan, or ESPP, qualified employees are permitted to purchase the Company's common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the fair market value on the specified purchase date. The ESPP is deemed compensatory and compensation costs are accounted for under ASC 718, Stock Compensation. The maximum number of shares authorized for sale under the ESPP is 1.2 million. Employees' payroll deductions may not exceed 10% of their salaries. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

        The Company estimates the fair value of ESPP shares at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions were as follows:

	Years Ended June 30,
	2013	2012	2011
Risk-free interest rate	0.07% - 0.14%	0.05% - 0.12%	0.11% - 0.23%
Dividend yield	—	—	—
Expected life	0.50	0.50	0.50
Expected volatility	40.3% - 53.7%	33.6% - 50.6%	33.6% - 56.7%

        The risk-free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period; expected volatility was based on the historical volatility of the Company's common stock; and the expected term of six months was based upon the offering period of the ESPP. For the years ended June 30, 2013, 2012 and 2011, the Company recognized $1.3 million, $1.1 million and $0.8 million, respectively, of compensation expense related to its ESPP.

        The weighted average fair value of ESPP options was $2.06, $1.80 and $2.03 per share for the years ended June 30, 2013, 2012 and 2011, respectively. As of June 30, 2013, there was approximately $0.6 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted average period of 0.4 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

        Loss before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2013	2012	2011
Domestic	$(103,964)	$(75,391)	$(28,167)
Foreign	10,176	6,636	2,626

Total worldwide	$(93,788)	$(68,755)	$(25,541)

        The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(21)	(7)	114
Foreign	2,647	2,107	939

Total current	2,626	2,100	1,053
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	947	495	63

Total deferred	947	495	63

Total provision for income taxes	$3,573	$2,595	$1,116

        Income tax payable was $1.2 million and $1.1 million at June 30, 2013 and 2012 respectively. A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2013	2012	2011
U.S. federal taxes (benefit):
At federal statutory rate	$(32,826)	$(24,064)	$(8,939)
State tax, net of federal benefit	(21)	(7)	114
Stock-based compensation expense	4,061	3,645	33
Change in valuation allowance	33,454	24,796	8,883
Credits	(1,272)	(846)	(1,373)
Meals and entertainment	246	335	214
Acquisition costs	—	89	2,451
Other	(177)	(1,669)	(273)
Foreign taxes	108	316	6

Total	$3,573	$2,595	$1,116

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):

	June 30,
	2013	2012
Deferred tax assets:
Federal and state net operating losses	$105,110	$80,834
Accrued vacation and bonus	1,503	1,973
Deferred revenue	1,913	1,125
Deferred rent	710	1,165
Credits	16,636	13,985
Share-based compensation expense	10,691	13,103
Reserves not deductible for tax purposes	(76)	4,085
Unicap	1,540	1,347
Other	623	689

Total deferred tax assets	138,650	118,306
Deferred tax liabilities:
Fixed assets/intangibles	(11,740)	(15,198)
Foreign currency differences	(1,697)	(594)

Total deferred tax liabilities	(13,437)	(15,792)
Valuation allowance	(124,781)	(102,142)

Net deferred tax assets	$432	$372

        The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

amount of such undistributed earnings upon which no U.S. income taxes have been provided as of June 30, 2013 was $9.8 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

        As of June 30, 2013 the Company had approximately $288.1 million and $114.5 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2019 for federal and 2015 for state purposes. Such net operating loss carryforwards includes excess tax benefits from employee stock option exercises which, in accordance with guidance for income tax accounting, have not been recorded within the Company's deferred tax asset balances. The Company will record approximately $3.4 million as a credit to additional paid-in capital as and when such excess benefits are ultimately realized.

        In addition, as of June 30, 2013, the Company had federal and state research and development tax credits of approximately $9.8 million and $6.8 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits will begin to expire in 2014.

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

        Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against the combined domestic net deferred tax assets of Accuray and TomoTherapy due to uncertainty surrounding the realization of such deferred tax assets.

        The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2013	2012	2011
Balance at beginning of year	$15,147	$14,158	$3,669
Tax positions related to current year:
Additions	1,781	1,129	10,468
Tax positions related to prior years:
Additions	564	40	58
Reductions	(743)	(180)	(37)

Balance at end of year	$16,749	$15,147	$14,158

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior years tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates that except for $0.3 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2013, the amount of

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

gross unrecognized tax benefits was $16.7 million of which $3.6 million would affect the Company's effective tax rate if realized.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2013 and 2012, respectively, the Company had approximately $0.7 million and $0.6 million of accrued interest and penalties related to uncertain tax positions.

        The Company files income tax returns in the United States federal, various states and foreign jurisdictions. Due to attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 1999 and forward. The material foreign jurisdictions are France, Switzerland, and Japan, whose tax years remain open from 2011, 2006, and 2006, respectively.

        The Company is also subject to the periodic examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases we have received additional tax assessments. Currently, certain tax years are under audit by the relevant tax authorities, including an examination of our state tax returns for New York and Tennessee. Both audits are in the information gathering stage.

12. Other Income (Expense), Net

        Other income (expense), net consisted of the following (in thousands):

	Years Ended June 30,
	2013	2012	2011
Interest expense on convertible notes	$(10,378)	$(7,397)	$—
Foreign currrency transaction gain (loss)	(2,503)	(4,386)	2,193
Other	(252)	(738)	95

Total other income (expense), net	$(13,133)	$(12,521)	$2,288

13. Debt

3.75% Convertible Senior Notes due August 2016

        On August 1, 2011, the Company issued the 3.75% Convertible Notes to certain qualified institutional buyers or QIBs. The 3.75% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended or Rule 144A. The net proceeds from the $100 million offering, after deducting the initial purchaser's discount and commission and the related offering costs, were approximately $96.1 million. The offering costs and the initial purchaser's discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The 3.75% Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The 3.75% Convertible Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

        The 3.75% Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.75% Convertible Notes may convert their 3.75% Convertible Notes at any time on or after May 1, 2016 until the close of

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

business on the business day immediately preceding the maturity date. Prior to May 1, 2016, holders of the 3.75% Convertible Notes may convert their 3.75% Convertible Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of the Company's common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the "Note Measurement Period") in which the trading price per $1,000 principal amount of 3.75% Convertible Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company's common stock and the applicable conversion rate for such trading day; (3) if the Company calls any or all of the 3.75% Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the 3.75% Convertible Notes, the Company will have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company's election. At any time on or prior to the 33rd business day immediately preceding the maturity date, the Company may irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company's conversion obligation or (b) pay cash up to the aggregate principal amount of the 3.75% Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 3.75% Convertible Notes being converted. The initial conversion rate is 105.5548 shares of the Company's common stock per $1,000 principal amount of 3.75% Convertible Notes (which represents an initial conversion price of approximately $9.47 per share of the Company's common stock). The conversion rate, and thus the conversion price, are subject to adjustment as further described below.

        Holders of the 3.75% Convertible Notes who convert their 3.75% Convertible Notes in connection with a "make-whole fundamental change," as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a "fundamental change," as defined in the Indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their 3.75% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

        In accordance with Accounting Standards Codification, or ASC 470-20, Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the 3.75% Convertible Notes. The principal amount of the liability component of the 3.75% Convertible Notes was $75.9 million as of the date of issuance based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser's discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component is being accreted to the principal amount of the 3.75% Convertible Notes using the effective interest method over five years.

        The following table presents the carrying value of the 3.75% Convertible Notes as of June 30, 2013 (in thousands):

Carrying amount of the equity conversion component	$23,189

Principal amount of the Convertible Notes	$100,000
Unamortized debt discount(1)	(16,232)

Net carrying amount	$83,768

(1)
As of June 30, 2013, the remaining period over which the unamortized debt discount will be amortized is 37 months using an effective interest rate of 10.9%.

3.50% Convertible Senior Notes due February 2018

        In February 2013, the Company issued $115.0 million aggregate principal amount of its 3.50% Convertible Notes to certain QIBs. The 3.50% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A. The net proceeds from the offering, after deducting the initial purchaser's discount and commission and the related offering costs, were approximately $110.5 million. The offering costs and the initial purchaser's discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The 3.50% Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on August 1, 2013. The 3.50% Convertible Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted.

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

        Holders of the 3.50% Convertible Notes who convert their 3.50% Convertible Notes in connection with a "make-whole fundamental change", as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a "fundamental change," as defined in the Indenture, holders of the 3.50% Convertible Notes may require the Company to purchase all or a portion of their 3.50% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of 3.50% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

        In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The $115.0 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the consolidated balance sheet as of June 30, 2013.

        A summary of interest expense on the 3.75% Convertible Note and the 3.50% Convertible Note is as follows (in thousands):

	Year ended June 30,
	2013	2012
Interest expense related to contractual interest coupon	$5,292	$3,438
Interest expense related to amortization of debt discount	4,302	3,596
Interest expense related to amortization of debt issuance costs	784	363

	$10,378	$7,397

        The remaining debt discount will be amortized over 37 months as of June 30, 2013. The Company did not have debt at June 30, 2011.

14. Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.3 million, $2.2 million and $0.7 million to the 401(k) Plan during the years ended June 30, 2013, 2012 and 2011, respectively.

15. Restructuring Charges

  Fiscal 2013 Restructuring

        During fiscal 2013, the Company initiated a number of restructuring activities to address various areas of its business, including changes in the executive management team and increased focus on improving its commercial execution, revenue growth and profitability. In the year ended June 30, 2013, the Company recorded restructuring charges of $9.1 million, included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Restructuring expenses during the year ended June 30, 2013 were comprised of the following:

  •
  Lease termination charge of $1.4 million, net of estimated sub-lease income, for the remaining lease obligations on an office facility that the Company vacated, and a charge of $0.3 million related to the disposition of certain fixed assets and the write-down of leasehold improvements at this office facility.

  •
  Severance-related charges of $7.4 million primarily related to the terminations of the Company's former Chief Executive Officer and Chief Operating Officer and a 13% reduction in its worldwide headcount.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

15. Restructuring Charges (Continued)

        As of June 30, 2013, the Company had approximately $1.0 million of accrued liabilities related to the lease termination, which it will continue to pay through June 2014. Also, at June 30, 2013, the Company had approximately $1.0 million of other accrued restructuring expenses, primarily comprised of severance-related expenses, which it expects to fully pay in the first two quarters of fiscal 2014.

  Fiscal 2012 Restructuring

        In fiscal 2012, the Company initiated a restructuring plan to reposition its workforce to appropriately support its growth strategy and to help achieve cost synergies associated with its acquisition of TomoTherapy. In connection with this restructuring plan, the Company eliminated approximately 51 full-time positions worldwide, across various functions, and recorded an associated restructuring charge of approximately $1.7 million, primarily comprised of severance and related benefits.

        For the year ended June 30, 2012, the Company recorded total restructuring charges of $1.9 million, including the $1.7 million of restructuring expenses discussed above.

  Fiscal 2011 Restructuring

        The Company had no restructuring activities during the year ended June 30, 2011.

16. Quarterly Financial Data (unaudited)

        The following table provides the selected quarterly financial data for fiscal 2013 and 2012 (in thousands, except per share amounts):

	Quarters ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net revenue	$82,748	$77,779	$70,547	$84,900
Gross profit	$23,676	$26,626	$20,053	$27,285
Loss from continuing operations	$(21,930)	$(25,513)	$(31,203)	$(18,715)
Loss from discontinued operations	$(2,200)	$(3,658)	$—	$—
Net loss	$(24,130)	$(29,171)	$(31,203)	$(18,715)
Basic and diluted—continuing operations	$(0.31)	$(0.35)	$(0.42)	$(0.25)
Basic and diluted—discontinued operations	$(0.03)	$(0.05)	$—	$—
Basic and diluted—net loss	$(0.34)	$(0.40)	$(0.42)	$(0.25)
Shares used in basic per share calculation	71,995	72,870	74,016	74,270
Shares used in diluted per share calculation	71,995	72,870	74,016	74,270

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Financial Data (unaudited) (Continued)

	Quarters ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net revenue	$100,451	$106,423	$101,816	$100,533
Gross profit	$24,428	$40,243	$36,111	$36,490
Loss from continuing operations	$(26,269)	$(10,283)	$(14,785)	$(20,013)
Loss from discontinued operations	$(241)	$(104)	$(96)	$(251)
Net loss	$(26,510)	$(10,387)	$(14,881)	$(20,264)
Basic and diluted—continuing operations	$(0.38)	$(0.15)	$(0.21)	$(0.28)
Basic and diluted—discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted—net loss	$(0.38)	$(0.15)	$(0.21)	$(0.28)
Shares used in basic per share calculation	70,263	70,698	71,120	71,473
Shares used in diluted per share calculation	70,263	70,698	71,120	71,473

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in "1992 Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2013, based upon the framework in 1992 Internal Control—Integrated Framework.

        Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2013.

(c)   Changes in Internal Control over Financial Reporting

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Accuray Incorporated

        We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware Corporation) and subsidiaries (the "Company") as of June 30, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2013, and our report dated August 29, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Francisco, California
August 29, 2013

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

        The information in our 2013 Proxy Statement regarding Directors and Executive officers appearing under the headings "Proposal One—Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        In addition, the information in our 2013 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

        The information in our 2013 Proxy Statement appearing under the headings "Executive Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Non-Employee Directors" and "Compensation Committee Interlocks and Insider Information" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2013 Proxy Statement appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2013 Proxy Statement appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2013 Proxy Statement appearing under the headings "Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
We have the filed the following documents as part of this report:

1.
Consolidated Financial Statements (as set forth in Item 8)

  2.
  Financial Statement Schedule

 SCHEDULE II
Valuation and Qualifying Accounts
(in thousands)

	Beginning Balance	Additions (Deductions)	Write-offs	Ending Balance
Accounts receivable allowances
Year ended June 30, 2011	$115	$239	$(30)	$324
Year ended June 30, 2012	$324	$1,392	$(16)	$1,700
Year ended June 30, 2013	$1,700	$787	$(327)	$2,160

	Beginning Balance	Increase Due to Acquisition	Additions	Deductions	Ending Balance
Accrued warranty
Year ended June 30, 2011	$—	$7,600	$—	$(805)	$6,795
Year ended June 30, 2012	$6,795	$—	$48	$(6,095)	$748
Year ended June 30, 2013	$748	$—	$57	$(775)	$30

        All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

  3
  Exhibits

        The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
2.1	Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.	ARAY	S-1/A	333-138622	2.1	02/07/2007

2.2	Agreement and Plan of Merger, by and among Registrant, Jaguar Acquisition, Inc. and TomoTherapy Incorporated dated March 6, 2011.	ARAY	8-K	001-33301	2.1	03/07/2011

3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	8-K	001-33301	3.1	02/06/2013

3.2	Amended and Restated Bylaws of Registrant.	ARAY	8-K	001-33301	3.1	08/29/2011

4.1	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of August 1, 2011.	ARAY	10-Q	001-33301	10.1	11/08/2011

4.2	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of February 13, 2013.	ARAY	10-Q	001-33301	4.1	05/09/2013

4.3	Investors' Rights Agreement by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock, dated October 30, 2006.	ARAY	S-1	333-138622	4.2	11/13/2006

4.4	Form of Common Stock Certificate.	ARAY	S-1/A	333-138622	4.3	02/05/2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit		Filing Date	Furnished or Filed Herewith
10.1		Industrial Complex Lease by and between Registrant and MP Caribbean, Inc., dated July 14, 2003, as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S-1	333-138622	10.1		11/13/2006

10.1	(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10-K	001-33301	10.1	(a)	09/04/2007

10.2		Fourth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated September 18, 2007.	ARAY	10-Q	001-33301	10.3		02/04/2010

10.3		Fifth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated April 1, 2008.	ARAY	10-Q	001-33301	10.4		02/04/2010

10.4		Sixth Amendment to Industrial Complex Lease by and between the Registrant and I & G Caribbean, Inc., dated December 18, 2009.	ARAY	10-Q	001-33301	10.5		02/04/2010

10.5		Standard Industrial Lease by and between Registrant and The Realty Associates Fund III, L.P., effective as of June 30, 2005.	ARAY	S-1	333-138622	10.2		11/13/2006

10.6	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.3		11/13/2006

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.7	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.4	11/13/2006

10.8	*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10-K	001-33301	10.8	09/19/2011

10.9	*	Accuray Incorporated 2007 Employee Stock Purchase Plan and forms of agreements relating thereto.	ARAY	S-1/A	333-138622	10.6	01/16/2007

10.10	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10-Q	001-33301	10.7	05/10/2011

10.11	*	Employment Letter Agreement by and between Registrant and Kelly Londy, dated September 13, 2011.	ARAY	S-1	001-33301	10.5	11/08/2011

10.12	*	Amended and Restated Employment Terms Letter by and between Registrant and Theresa Dadone, effective as of February 2, 2011.	ARAY	10-Q	001-33301	10.5	05/10/2011

10.13	*	Amended and Restated Employment Terms Letter by and between Registrant and Derek Bertocci, dated February 2, 2011.	ARAY	10-Q	001-33301	10.2	05/10/2011

10.14	*	Amended and Restated Employment Letter Agreement by and between Registrant and Darren J. Milliken, dated February 2, 2011.	ARAY	10-Q	001-33301	10.4	05/10/2011

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.15	‡	Nonexclusive End-User Software License Agreement by and between Registrant and The Regents of the University of California, dated September 9, 2005.	ARAY	S-1	333-138622	10.18	11/13/2006

10.16	‡	License Agreement by and between Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of July 9, 1997.	ARAY	S-1	333-138622	10.19	11/13/2006

10.17	‡	Non-Exclusive System Partner Agreement by and between Registrant and KUKA Robotics Corporation, effective as of September 23, 2005.	ARAY	S-1/A	333-138622	10.21	1/16/2007

10.18	‡	Exclusive Manufacturing Agreement by and between the Registrant and Forte Automation Systems, Inc., effective as of November 29, 2006.	ARAY	S-1/A	333-138622	10.46	01/16/2007

10.19	‡	Patent and Trademark License Agreement by and between the Registrant and Forte Automation Systems, Inc., effective as of November 29, 2006.	ARAY	S-1/A	333-138622	10.49	01/23/2007

10.20	†	License and Development Agreement by and between the Registrant and CyberHeart, Inc., dated April 27, 2007.	ARAY	10-K	001-33301	10.51	08/31/2007

10.21	†	License Agreement by and between the Registrant and CyberHeart, Inc., dated December 10, 2010.	ARAY	10-Q	001-33301	10.3	01/27/2011

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.22	†	Patent License Agreement by and between the Registrant and CyberHeart, Inc., dated December 10, 2010.	ARAY	10-Q	001-33301	10.4	01/27/2011

10.23	*	Accuray Incorporated Performance Bonus Plan.	ARAY	10-Q	001-33301	10.1	02/08/2012

10.24		Lease Agreement by and between TomoTherapy Incorporated and Old Sauk Trails Park Limited Partnership, dated January 26, 2005.	TOMO	S-1	333-140600	10.13	02/12/2007

10.25		Lease Agreement, dated October 28, 2005, between TomoTherapy Incorporated and Adelphia, LLC.	TOMO	S-1	333-140600	10.14	02/12/2007

10.26		TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.1	06/17/2011

10.27		TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.2	06/17/2011

10.28		TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.3	06/17/2011

10.29		Stock Purchase Agreement, between Compact Particle Acceleration Corporation and its investors, dated April 25, 2008.	TOMO	8-K	001-33452	10.1	04/28/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.30	†	Preferred Stock and Warrant Purchase Agreement for Compact Particle Acceleration Corporation and its investors, dated April 20, 2012.	ARAY	10-K	001-33301	10.34	09/10/2012

10.31		Series B Common Stock Purchase Agreement by and between the Registrant and Compact Particle Acceleration Corporation, dated April 20, 2012.	ARAY	10-K	001-33301	10.35	09/10/2012

10.32	†	Second Amended and Restated Shareholder Agreement, dated April 20, 2012, between Compact Particle Acceleration Corporation and its investors.	ARAY	10-K	001-33301	10.36	09/10/2012

10.33	†	Amended and Restated Investors' Rights Agreement by and between Compact Particle Acceleration Corporation and its investors, dated April 20, 2012.	ARAY	10-K	001-33301	10.37	09/10/2012

10.34	†	Amended and Restated Limited Exclusive Sublicense and Cross-License Agreement for Dielectric Wall Accelerator Technology between TomoTherapy Incorporated and Compact Particle Acceleration Corporation, dated April 20, 2012.	ARAY	10-K	001-33301	10.38	09/10/2012

10.35		Development and OEM Supply Agreement by and between TomoTherapy Incorporated and Analogic Corporation, dated January 27, 2003.	TOMO	S-1/A	333-140600	10.11	04/16/2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.36		License Agreement 98-0228, dated February 22, 1999, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation.	TOMO	S-1/A	333-140600	10.4	04/19/2007

10.37		Amendment to License Agreement 90-0228, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation, dated April 16, 2007.	TOMO	S-1	333-146219	10.31	09/21/2007

10.38		Amendment to License Agreement 90-0228 between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation, dated December 16, 2008.	TOMO	8-K	001-33452	10.2	12/30/2008

10.39		Limited Exclusive License Agreement by and between TomoTherapy Incorporated and Regents of the University of California, dated February 23, 2007.	TOMO	8-K	001-33452	10.4	04/28/2008

10.40		Amendment One to Limited Exclusive License Agreement by and between TomoTherapy Incorporated and Lawrence Livermore National Security, LLC, dated April 8, 2008.	TOMO	8-K	001-33452	10.5	04/28/2008

10.41		Amendment to Lease between Registrant and OAW Orleans 1310, LLC, as successor to The Realty Associates Fund III, L.P., dated April 12, 2011.	ARAY	10-K	001-33301	10.54	09/19/2012

10.42	*	Employment Agreement, by and between Joshua H. Levine and the Registrant, dated October 12, 2012.	ARAY	8-K	001-33301	10.1	10/17/2012

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.43	*	General Release and Separation Agreement by and between the Registrant and Euan S. Thomson, Ph.D., dated October 27, 2012.	ARAY	10-Q	001-33301	10.2	02/06/2013

10.44	*	Consulting Services Agreement by and between Registrant and Euan S. Thomson, Ph.D., dated October 27, 2012.	ARAY	10-Q	001-33301	10.3	02/06/2013

10.45	*	General Release and Separation Agreement by and between Registrant and Chris Raanes, dated November 26, 2012.	ARAY	10-Q	001-33301	10.4	02/06/2013

10.46	†	Purchase Agreement and Release by and between the Registrant and Compact Particle Acceleration Corporation, dated December 21, 2012.	ARAY	10-Q	001-33301	10.4	02/06/2013

10.47	*	Renewal Executive Employment Agreement by and between the Registrant and Derek Bertocci, dated January 1, 2013.	ARAY	10-Q	001-33301	10.1	05/09/2013

10.48	*	Renewal Executive Employment Agreement by and between the Registrant and Theresa Dadone, dated January 1, 2013.	ARAY	10-Q	001-33301	10.2	05/09/2013

10.49	*	Renewal Executive Employment Agreement by and between the Registrant and Kelly Londy, dated January 1, 2013.	ARAY	10-Q	001-33301	10.3	05/09/2013

10.50	*	Renewal Executive Employment Agreement by and between the Registrant and Darren Milliken, dated January 1, 2013.	ARAY	10-Q	001-33301	10.4	05/09/2013

Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.51	*	Renewal Executive Employment Agreement by and between the Registrant and Robert Ragusa, dated January 1, 2013.	ARAY	10-Q	001-33301	10.5	05/09/2013

10.52	*	Amendment One to Renewal Executive Employment Agreement by and between the Registrant and Kelly Londy, dated April 16, 2013.	ARAY					X

10.53	*	Amendment One to Renewal Executive Employment Agreement by and between the Registrant and Robert Ragusa, dated April 16, 2013.	ARAY					X

21.1		List of subsidiaries.						X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.						X

24.1		Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).						X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.						X

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
99.1	*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	ARAY	10-Q	001-33301	99.1	02/08/2012

99.2	*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	ARAY	8-K	001-33301	99.2	11/23/2011

99.3	*	Form of Stock Option Grant Notice and Stock Option Agreement.	ARAY	8-K	001-33301	99.3	11/23/2011

99.4	*	Form of Market Stock Unit Grant Notice and Award Agreement.	ARAY	8-K	001-33301	99.1	10/17/2012

101.INS	**	XBRL Instance Document						X

101.SCH	**	XBRL Taxonomy Extension Schema Document						X

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document						X

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document						X

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 29th day of August 2013.

ACCURAY INCORPORATED
By:	/s/ JOSHUA H. LEVINE Joshua H. Levine President and Chief Executive Officer
By:	/s/ DEREK BERTOCCI Derek Bertocci Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Joshua H. Levine and Derek Bertocci, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ JOSHUA H. LEVINE Joshua H. Levine	President and Chief Executive Officer and Director (principal executive officer)	August 29, 2013
/s/ DEREK BERTOCCI Derek Bertocci	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	August 29, 2013
/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Chairperson of the Board and Director	August 29, 2013

Signature	Title	Date

/s/ ELIZABETH DÁVILA Elizabeth Dávila	Vice Chairperson of the Board and Director	August 29, 2013
/s/ JACK GOLDSTEIN, PH.D. Jack Goldstein, PH.D.	Director	August 29, 2013
/s/ RICHARD R PETTINGILL Richard R. Pettingill	Director	August 29, 2013
/s/ EMAD RIZK, M.D, Emad Rizk	Director	August 29, 2013
/s/ ROBERT S. WEISS Robert S. Weiss	Director	August 29, 2013
/s/ DENNIS WINGER Dennis Winger	Director	August 29, 2013