Form 10-Q
period 2013-09-30
ACCURAY INC
filed 2013-11-08
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 25, 2013, there were 74,872,923 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	September 30,	June 30,
	2013	2013 (1)
Assets
Current assets:
Cash and cash equivalents	$62,436	$73,313
Short-term investments	99,159	101,084
Restricted cash	2,783	2,728
Accounts receivable, net of allowance for doubtful accounts of $1,958 and $2,160, respectively	60,136	55,458
Inventories	87,989	81,592
Prepaid expenses and other current assets	13,083	12,595
Deferred cost of revenue	8,658	9,165
Total current assets	334,244	335,935
Property and equipment, net	34,728	34,733
Goodwill	58,124	59,368
Intangible assets, net	29,695	31,896
Deferred cost of revenue	3,069	2,149
Other assets	13,301	11,848
Total assets	$473,161	$475,929
Liabilities and equity
Current liabilities:
Accounts payable	$18,146	$15,920
Accrued compensation	15,045	12,461
Other accrued liabilities	21,300	22,893
Customer advances	19,883	17,692
Deferred revenue	88,433	86,893
Total current liabilities	162,807	155,859
Long-term liabilities:
Long-term other liabilities	5,467	5,382
Deferred revenue	10,305	9,085
Long-term debt	199,916	198,768
Total liabilities	378,495	369,094
Commitment and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2013 and June 30, 2013, respectively; issued and outstanding: 74,820,153 and 74,587,231 shares at September 30, 2013 and June 30, 2013, respectively	75	75
Additional paid-in capital	427,433	424,524
Accumulated other comprehensive income	2,337	1,882
Accumulated deficit	(335,179)	(319,646)
Total stockholders’ equity	94,666	106,835
Total liabilities and stockholders’ equity	$473,161	$475,929

(1) The condensed consolidated balance sheet at June 30, 2013 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net revenue:
Products	$29,568	$40,628
Services	47,073	42,120
Total net revenue	76,641	82,748
Cost of revenue:
Cost of products	18,601	24,009
Cost of services	31,562	35,063
Total cost of revenue	50,163	59,072
Gross profit	26,478	23,676
Operating expenses:
Selling and marketing	14,454	12,889
Research and development	12,950	18,574
General and administrative	11,360	12,842
Total operating expenses	38,764	44,305
Loss from operations	(12,286)	(20,629)
Other expense, net	(2,460)	(704)
Loss before provision for income taxes	(14,746)	(21,333)
Provision for income taxes	787	597
Loss from continuing operations	(15,533)	(21,930)

Loss from discontinued operations (Note 9):
Loss from operations of a discontinued variable interest entity	—	(2,105)
Impairment of indefinite lived intangible asset of discontinued variable interest entity	—	(12,200)
Loss from discontinued operations, net of tax of $0	—	(14,305)
Loss from discontinued operations attributable to non-controlling interest	—	(12,105)
Loss from discontinued operations attributable to stockholders	—	(2,200)

Net loss attributable to stockholders	$(15,533)	$(24,130)

Loss per share attributable to stockholders
Basic and diluted - continuing operations	$(0.21)	$(0.31)
Basic and diluted - discontinued operations	$—	$(0.03)
Basic and diluted - net loss	$(0.21)	$(0.34)
Weighted average common shares used in computing loss per share
Basic and diluted	74,700	71,995

Net loss attributable to stockholders	$(15,533)	$(24,130)
Foreign currency translation adjustment	165	(535)
Unrealized gain on investments, net of tax	290	—
Comprehensive loss	$(15,078)	$(24,665)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Loss from continuing operations	$(15,533)	$(21,930)
Loss from discontinued operations	—	(14,305)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,448	7,827
Impairment of indefinite lived intangible asset	—	12,200
Share-based compensation	2,180	1,755
Amortization and accretion of discount and premium on investments	490	—
Accretion of interest on long-term debt	1,148	1,041
Provision for (recovery of) bad debt	(10)	73
Provision for write-down of inventories	790	375
Gain on previously held equity interest in Morphormics	—	(662)
Changes in assets and liabilities:
Restricted cash	—	(1,050)
Accounts receivable	(4,000)	10,769
Inventories	(6,821)	(320)
Prepaid expenses and other assets	(1,741)	(3,673)
Deferred cost of revenue	(405)	(322)
Accounts payable	2,219	9,805
Accrued liabilities	1,623	(14,872)
Customer advances	1,932	2,834
Deferred revenue	1,426	(2,707)
Net cash used in operating activities	(11,254)	(13,162)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(3,206)	(5,319)
Purchase of intangible asset	—	(232)
Purchases of investments	(5,125)	—
Sales and maturities of investments	6,851	—
Acquisition of business, net of cash acquired (Note 6)	—	(3,861)
Net cash used in investing activities	(1,480)	(9,412)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	629	251
Net cash provided by financing activities	629	251
Effect of exchange rate changes on cash and cash equivalents	1,228	680
Net decrease in cash and cash equivalents	(10,877)	(21,643)
Cash and cash equivalents at beginning of period	73,313	143,504
Cash and cash equivalents at end of period	$62,436	$121,861

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending June 30, 2014, for any other interim period or for any future year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended June 30, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 2 to those audited consolidated financial statements.

Reclassification

As a result of the deconsolidation of CPAC, the results of operations of CPAC and the losses attributable to the non-controlling interest recorded for the three month period ended September 30, 2012 have been presented as discontinued operations. Accordingly, the Company made reclassifications to its previously reported consolidated statements of operations and comprehensive loss and consolidated statement of cash flows for the three month period ended September 30, 2012.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

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

For the three months ended September 30, 2013 and 2012, there were no customers that represented 10% or more of total net revenue. At September 30, 2013, one customer accounted for 15% of the Company’s total accounts receivable. At June 30, 2013, one customer accounted for 10% of accounts receivable.

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

Revenue Recognition

The Company earns revenue from the sale of products, the operation of its shared ownership program, and the provision of related services, which include post-contract customer support (“PCS”), installation services, training and other professional services. The Company records its revenues net of any value added or sales tax. For arrangements with multiple elements, the Company allocates arrangement fees to product and services based upon Vendor Specific Objective Evidence (“VSOE”) of fair value of the respective elements, Third-Party Evidence (“TPE”), or Best Estimate of Selling Price (“BESP”), using the relative selling price method.

Product Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy systems. The Company sells its systems with PCS contracts, installation services, training, and at times, professional services. PCS contracts provide planned and corrective maintenance services, software updates, bug fixes, as well as call-center support. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery, assuming all other revenue recognition criteria are met.

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

Long-Term Construction and Manufacturing Contracts

The Company recognizes revenue and cost of revenue related to long-term construction and manufacturing contracts using contract accounting on the cost-to-cost percentage-of-completion or the completed contract method.  The Company records such revenue under other revenue and cost of such revenue under cost of other revenue in the condensed consolidated statements of operations and comprehensive loss. Any loss provision identified from the total contract in the period is recorded as an increase to cost of revenue.

Net Loss Per Common Share

Basic and diluted net loss per share is computed by dividing net loss attributable to stockholders by the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Numerator:
Loss from operations used in computing loss per share from continuing operations	$(15,533)	$(21,930)
Loss from discontinued operations used in computing loss per share from discontinued operations	$—	$(2,200)
Net loss used in computing net loss per share	$(15,533)	$(24,130)
Denominator:
Weighted average shares used in computing basic and diluted loss per share	74,700	71,995

The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSUs), Market Stock Units (MSUs) and Performance-based Stock Units (PSUs), and the purchase of shares under the Employee Stock Purchase Plan (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. The 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”) and the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”) are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. For the three months ended September 30, 2013 and 2012, the potential dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As at
	September 30,
	2013	2012
Stock options	4,436	7,703
Restricted Stock Units	3,011	2,007
3.75% Convertible Notes	10,560	10,560
3.50% Convertible Notes	21,576	—
	39,583	20,270

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Americas	$39,253	$35,811
Europe, Middle East, India and Africa	18,766	25,118
Asia (excluding Japan)	7,299	15,121
Japan	11,323	6,698
Total	$76,641	$82,748

Information regarding geographic areas in which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	September 30,	June 30,
	2013	2013
Americas	$31,987	$31,797
Europe, Middle East, India and Africa	1,373	1,431
Asia (excluding Japan)	463	498
Japan	905	1,007
Total	$34,728	$34,733

2. Balance Sheet Components

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30,	June 30,
	2013	2013
Accounts receivable	$61,633	$56,830
Unbilled fees and services	461	788
	62,094	57,618
Less: Allowance for doubtful accounts	(1,958)	(2,160)
Accounts receivable, net	$60,136	$55,458

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, were $4.3 million and $2.9 million at September 30, 2013 and June 30, 2013, respectively and are included in Other Assets in the condensed consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of September 30, 2013 and June 30, 2013, respectively.

Inventories

Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2013	2013
Raw materials	$34,215	$33,721
Work-in-process	21,421	20,564
Finished goods	32,353	27,307
Inventories	$87,989	$81,592

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	June 30,
	2013	2013
Furniture and fixtures	$6,530	$6,506
Computer and office equipment	9,934	9,481
Software	9,712	9,586
Leasehold improvements	17,767	19,199
Machinery and equipment	37,588	37,371
Shared ownership systems	6,266	4,979
Construction in progress	4,067	3,084
	91,864	90,206
Less: Accumulated depreciation	(57,136)	(55,473)
Property and equipment, net	$34,728	$34,733

Depreciation expense related to property and equipment for the three months ended September 30, 2013 and 2012 was $3.2 million and $4.0 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months
	Ended	Year Ended
	September 30,	June 30,
	2013	2013
Balance at the beginning of the period	$59,368	$59,215
Addition related to acquisition	—	77
Currency translation and other adjustments	(1,244)	76
Balance at the end of the period	$58,124	$59,368

In connection with the acquisition of TomoTherapy in fiscal year 2011, the Company recognized liabilities related to unrecognized tax benefits as part of purchase accounting. During its first quarter of fiscal year 2014, the Company determined that certain of these liabilities related to unrecognized tax benefits were recorded in error. The Company evaluated the effects of this error on the financial statements and concluded that the error was not material to any prior annual or interim periods or the current period. In September of 2013, the Company reduced goodwill and accrued liabilities by $1.3 million to remove the liability recorded in error.

Intangible Assets

The Company’s intangible assets associated with completed acquisitions at September 30, 2013 and June 30, 2013 are as follows (in thousands):

		September 30, 2013			June 30, 2013
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)
Developed technology	5 - 6	$46,747	$(17,265)	$29,482	$46,747	$(15,276)	$31,471
Distributor license	1.5 - 2.5	2,043	(1,830)	213	2,043	(1,618)	425
		$48,790	$(19,095)	$29,695	$48,790	$(16,894)	$31,896

In the quarter ended September 30, 2012, the Company recorded an impairment charge of $12.2 million relating to the CPAC in-process research and development (“IPR&D”) asset, which was presented as part of loss from discontinued operations (Note 9).

The Company did not identify any impairment triggers on goodwill or any of its definite intangible and long-lived assets as of September 30, 2013 and June 30, 2013.

Amortization expense related to intangible assets was $2.2 million and $3.8 million for the three months ended September 30, 2013 and 2012, respectively.

The estimated future amortization expense of purchased intangible assets as of September 30, 2013 is as follows (in thousands):

Year Ending June 30,	Amount
2014 (remaining 9 months)	$6,178
2015	7,953
2016	7,953
2017	7,568
2018	43
Thereafter	—
$29,695

4. Financial Instruments

The Company considers all highly liquid investments held at major banks, certificates of deposit and other securities with original maturities of three months or less to be cash equivalents.

The Company classifies all of its investments as available-for-sale at the time of purchase because it is management’s intent that these investments are available for current operations and includes these investments on its balance sheets as short-term investments. Investments with original maturities longer than three months include commercial paper and investment-grade corporate debt securities. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification of each security’s cost basis.

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	September 30, 2013
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$50,528	$—	$—	$50,528	$—
Level 1
Certificates of deposit	11,634	—	—	11,634	—
Money market funds	274	—	—	274	—
	11,908	—	—	11,908	—
Level 2
Commercial paper	3,995	1	—	—	3,996
Corporate notes	95,330	7	(174)	—	95,163
	99,325	8	(174)	—	99,159
Total	$161,761	$8	$(174)	$62,436	$99,159

	June 30, 2013
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$60,082	$—	$—	$60,082	$—
Level 1
Certificates of deposit	15,365	—	—	12,758	2,607
Money market funds	473	—	—	473	—
	15,838	—	—	13,231	2,607
Level 2
Commercial paper	3,993	—	(1)	—	3,992
Corporate notes	94,941	—	(456)	—	94,485
	98,934	—	(457)	—	98,477
Total	$174,854	$—	$(457)	$73,313	$101,084

The Company’s Level 2 investments in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of September 30, 2013. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. As of September 30, 2013, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended September 30, 2013.

Contractual maturities of available-for-sale securities at September 30, 2013 were as follows (in thousands):

	September 30, 2013
	Amortized Cost	Fair Value
Due in 1 year or less	$38,409	$38,394
Due in 1-2 years	34,607	34,555
Due in 2-3 years	26,309	26,210
	$99,325	$99,159

The following table summarizes the carrying values and estimated fair values of our long-term debt (in thousands):

	September 30, 2013		June 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$84,916	$104,270	$83,768	$96,560
3.50% Convertible Notes	115,000	174,145	115,000	144,302
Total	$199,916	$278,415	$198,768	$240,862

The long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

5. Commitments and Contingencies

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2013. There have been no material changes outside of the ordinary course of business in those obligations during the three months ended September 30, 2013.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. Currently, management believes the Company does not have any probable and estimable losses related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. For certain legal proceedings, management believes that there is a reasonable possibility that losses may be incurred. Management currently estimates a range of loss (in excess of amounts accrued) between zero and $3 million in the aggregate for such legal proceedings, where it is possible to make such estimates. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Best Medical Trade Secret Litigation

On September 3, 2009, Best Medical International, Inc., or Best Medical, filed a lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical’s confidential information and trade secrets. Best Medical is seeking monetary damages and other relief. On October 25, 2011, the court presiding over the case granted summary judgment in favor of the Company on all counts. On November 21, 2011, Best Medical filed a notice of appeal. On December 22, 2011, the Court awarded attorney fees and costs to the Company and ordered the Company to file an accounting of its fees and costs. Following the filing of the accounting of the Company’s fees and costs, the magistrate judge presiding over the case issued a report on the Company’s accounting and recommended an award to the Company in the amount of $512,090 in attorney fees and costs, which was adopted in its entirety by the district court on September 27, 2013. On July 3, 2013, the Court of Appeals for the Third Circuit issued a briefing schedule for the appeal of this case. Best Medical’s brief was filed on September 16, 2013 and the Company’s brief is due on November 19, 2013.

Best Medical Patent Litigation

On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. In December 2010, Best Medical amended its complaint by claiming that the Company also infringed U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. In March 2011, the Court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. Following several procedural rulings by the court, Best Medical moved to voluntarily dismiss one of the two remaining patent claims on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent (U.S. Patent No. 6,038,283) at issue in the case. The parties failed to a reach settlement during mandatory settlement conferences held in March and May 2013. Best Medical is seeking declaratory and injunctive relief, as well as unspecified compensatory and treble damages and other relief. The Company will continue to litigate this case, and discovery is expected to be completed by February 2014.

Rotary Systems

  On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case on May 19, 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court granted the Company’s motion for sanctions, in part, and gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary System’s amended complaint and set a calendar for discovery. The court ruled on the amended complaint, and the parties have started discovery, which was originally expected to be completed by October 2013.  The parties have jointly asked the Court to extend discovery until February 2014.  The Company has filed a motion for summary judgment, but the Court has not yet ruled on the motion.

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

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2013.

6. Acquisition

On July 16, 2012, the Company acquired the remaining 90% of the outstanding shares of Morphormics, Inc., or Morphormics, a privately-held developer of medical imaging software based in North Carolina. This acquisition enables the Company to extend auto-contouring capabilities for both the CyberKnife and TomoTherapy systems to improve disease specific workflows. The Company previously held 10% of the outstanding shares of Morphormics, which had a carrying value of zero prior to the acquisition date and was valued at $0.7 million as of the acquisition date based on the fair value of the consideration paid. The acquisition was accounted for as a business combination, and accordingly, Morphormics’ results of operations were included in the consolidated financial statements from July 16, 2012. This transaction was not considered a material business combination, and Company did not incur significant severance or acquisition-related costs in connection with the transaction.

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

7. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,
	2013	2012
Cost of revenue	$454	$247
Selling and marketing	371	220
Research and development	478	516
General and administrative	877	772
	$2,180	$1,755

8. Debt

 3.75% Convertible Senior Notes due August 2016

On August 1, 2011, the Company issued the 3.75% Convertible Notes to certain qualified institutional buyers, or QIBs. The 3.75% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended, or Rule 144A. The net proceeds from the $100 million offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $96.1 million. The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The 3.75% Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The 3.75% Convertible Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

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

The following table presents the carrying value of the Convertible Notes as of September 30, 2013 (in thousands):

As at September 30, 2013
3.75% Convertible Note
Carrying amount of the equity conversion component	$23,189
Principal amount of the 3.75% Convertible Notes	$100,000
Unamortized debt discount (1)	(15,084)
Net carrying amount	$84,916

(1)As of September 30, 2013, the remaining period over which the unamortized debt discount will be amortized is 34 months.

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

The 3.50% Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Convertible Notes may convert their 3.50% Convertible Notes at any time until the close of business on the business day immediately preceding the maturity date. The 3.50% Convertible Notes are convertible, as described below, into common stock of Accuray at an initial conversion rate equal to 187.6877 shares of common stock per $1,000 principal amount of the 3.50% Convertible Notes, which is equivalent to a conversion price of approximately $5.33 per share of common stock, subject to adjustment.

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

 In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The $115.0 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the condensed consolidated balance sheet as of September 30, 2013.

A summary of interest expense related to the Convertible Notes for the three months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three months ended September 30,
	2013	2012
Interest expense related to contractual interest coupon	$1,944	$938
Interest expense related to amortization of debt discount	1,148	1,041
Interest expense related to amortization of debt issuance costs	343	111
	$3,435	$2,090

9. Investment in CPAC

In April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. Between the date of formation of CPAC through December 2012, the Company and TomoTherapy contributed both cash and intellectual property to CPAC, resulting in a combined equity interest of approximately 15.4% of the outstanding stock of CPAC and approximately 16.3% on a fully diluted basis. As of the Company’s acquisition of TomoTherapy on June 10, 2011, the Company determined that CPAC was a variable interest entity or VIE, as CPAC depended on the Company, TomoTherapy and other investors to fund its operations. Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity with the power to direct the activities of the venture that most significantly impact the venture’s economic performance and with the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. Although the Company and its subsidiary held less than a 50% ownership interest in CPAC, it was determined that the Company met these two characteristics, and therefore, was the primary beneficiary of CPAC. The Company consolidated the results of operations of CPAC from June 10, 2011 to December 21, 2012.

On December 21, 2012, the Company and CPAC entered into a Purchase Agreement and Release, or Purchase Agreement, which provided for all the equity and debt investments held by the Company in CPAC to be purchased by CPAC for a nominal consideration. In addition, the Company assigned all its rights to the Dielectric Wall Accelerator, or DWA technology licensed from Lawrence Livermore National Security, LLC to CPAC. As a result of the Purchase Agreement, the Company concluded that it was no longer the primary beneficiary of CPAC since it did not have any variable interest in CPAC. In the second quarter of fiscal 2013, the Company deconsolidated CPAC and recorded a loss of $3.4 million, resulting from the write-down of the carrying value of CPAC’s net liabilities, the write-off of receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded during the three months ended September 30, 2012 have been disclosed as discontinued operations in the condensed consolidated statements of operations and comprehensive loss.

10. Accumulated Other Comprehensive Income

The components of comprehensive loss consist of net loss, unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period.

The components of accumulated other comprehensive income in the equity section of the balance sheets are as follows (in thousands):

	September 30,	June 30,
	2013	2013
Net unrealized loss on short-term investments, net of taxes	$(166)	$(457)
Cumulative foreign currency translation gain	2,503	2,339
Accumulated other comprehensive income	$2,337	$1,882

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2013 and results of operations for the three months ended September 30, 2013 and 2012 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: expectations related to profitability and cash flows in fiscal 2014; sufficiency of cash resources and expected cash flows to fund future operations; expected uses of cash during fiscal 2014; the anticipated drivers of our future capital requirements; the impact of our prior sales reorganization on sales performance, particularly in the United States; the expected impact of and benefits from our restructuring of operations; anticipated increases in service revenue; our expectations regarding the factors that will impact sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our expectations regarding the impact on our revenues and business of the introduction of our new CyberKnife and TomoTherapy Systems; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar; the impact of recent legislation and regulation on our business; and the impact of the medical device excise tax on our business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including risks detailed from time to time under the heading “Risk Factors” in Part II, Item 1A of this report and in Part I, Item 1A of the Company’s report on Form 10-K for fiscal year 2013. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

In October 2012, we introduced our new CyberKnife M6 Series Systems that come in configurations that have the option of: fixed collimator, iris collimator, and/or multi-leaf collimator, or MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems has experienced low manufacturing yields and has been able to deliver only a small number of units. Our life-cycle testing revealed that the initial units did not have the durability that we, and our customers, expect in our products. Currently we expect a limited release of the MLC for the CyberKnife systems in June of 2014. Our expectation is that the device will have original design specifications, but will be with modifications to our supply chain and quality control processes to ensure improved yield and durability. While we are confident in our path forward, due to the complexity of the MLC, there is still some risk in this project that could cause further delays. In the meantime, and despite the delay in the launch of the MLC upgrade, we are continuing to book orders and install the CyberKnife M6 Series Systems with fixed and iris collimators.

We believe that the long - term success of the CyberKnife System is dependent on a number of factors including the following:

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

The following table shows the number of systems installed by geographic region as of September 30, 2013:

	CyberKnife	TomoTherapy	Total
Americas	159	212	371
Europe, Middle East, India and Africa	69	104	173
Asia (excluding Japan)	37	62	99
Japan	27	36	63
Total	292	414	706

International sales of our products account for a significant portion of our total net revenue. Revenue derived from sales outside of the United States was $37.4 million and $46.9 million for the three months ended September 30, 2013 and 2012, respectively, and represented 49% and 57% of our net sales during these periods, respectively.

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

For orders that cover both products and services, only the portion of the order that is recognized as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, PCS) is not included in reported backlog. Product backlog totaled $347.8 million as of September 30, 2013. This included $36.7 million of orders for either new CyberKnife M6 Systems configured with an MLC or orders for MLC units to upgrade existing installed CyberKnife M6 Systems. Additionally, for $23.9 million of CyberKnife orders, the customer has the option to upgrade to the new platform (M6) if the CyberKnife M6 Series is approved by regulatory authorities in their country prior to shipment. Product backlog totaled $294.3 million as of September 30, 2012.

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

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Net Revenue

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent
Products	$29,568	$40,628	$(11,060)	-27%
Services	47,073	42,120	4,953	12%
Net Revenue	$76,641	$82,748	$(6,107)	-7%

Total product revenues during the three months ended September 30, 2013 decreased by $11 million, or 27%, from the three months ended September 30, 2012 primarily due to a lower number of units sold, a decrease in product upgrade revenue and an increase in the number of units sold with extended payment terms, for which revenue is deferred until payment is received. We recognized revenue on 13 units during the three months ended September 30, 2013 as compared to 15 units during the three months ended September 30, 2012.

Services revenues during the three months ended September 30, 2013 increased by $5.0 million, or 12%, from the three months ended September 30, 2012. Service revenues were higher in the three months ended September 30, 2013 by $4.0 million due mainly to an increase in our installed base and sales of higher priced maintenance contracts (particularly to customers using the TomoTherapy systems). The remaining increase of $0.9 million was mostly due to an increase in installation revenue due to providing direct installation services rather than using a third-party service provider, as well as sales of spare parts to our distributors. We expect our service revenue to increase as our installed base continues to grow.

Gross Profit

	Three Months Ended September 30,
	2013		2012
	(Dollars in	(% of net	(Dollars in	(% of net
	thousands)	revenue)	thousands)	revenue)
Gross profit	$26,478	34.5%	$23,676	28.6%
Products	10,967	37.1%	16,619	40.9%
Services	15,511	33.0%	7,057	16.8%

Gross margins during the three months ended September 30, 2013 improved by 5.9 percentage points as compared to the three months ended September 30, 2012, driven by higher service margins that were partially offset by lower product margins. Product margins were lower during the three months ended September 30, 2013 primarily due to a change in product mix, partially offset by the reduction in intangible asset amortization related to the acquisition of TomoTherapy on June 10, 2011. Service margins were higher during the three months ended September 30, 2013 primarily due to increased reliability of the TomoTherapy Systems.

Selling and Marketing

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent
Selling and marketing	$14,454	$12,889	$1,565	12%
Percentage of net revenue	18.9%	15.6%

Selling and marketing expenses increased by $1.6 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to higher tradeshow expenses of $1.3 million and higher related travel expenses of $0.2 million due to the timing of the events.

Research and Development

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent
Research and development	$12,950	$18,574	$(5,624)	-30%
Percentage of net revenue	16.9%	22.4%

Research and development expenses decreased by $5.6 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to a $4.5 million decrease in compensation and compensation-related expenses resulting from cost control initiatives as well as re-organization of the research and development function during the third quarter of fiscal 2013. Project related consulting costs decreased by $1.1 million due to the completion of various research and development projects.

General and Administrative

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent
General and administrative	$11,360	$12,842	$(1,482)	-12%
Percentage of net revenue	14.8%	15.5%

General and administrative expenses decreased by $1.5 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to lower consulting, legal and accounting related expenses of $1.3 million due to cost control initiatives.

Other Expense, Net

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent
Other expense, net	$(2,460)	$(704)	$(1,756)	249%

Other expense, net, was $2.5 million for the three months ended September 30, 2013, compared to $0.7 million for the three months ended September 30, 2012. During the three months ended September 30, 2013, we incurred interest expense of $3.4 million related to our 3.75% Convertible Notes and 3.50% Convertible Notes. This was partially offset by gains of $0.7 million from foreign currency transactions primarily due to the appreciation of the Euro and the Swiss Franc against the U.S. Dollar.

During the three months ended September 30, 2012, we incurred interest expense of $2.1 million related to our 3.75% Convertible Notes. This was partially offset by gains of $0.9 million from foreign currency transactions primarily due to the appreciation of the Japanese Yen against the U.S. Dollar and recognition of a $0.7 million gain on our previously held equity interest in Morphormics, Inc., resulting from our acquisition of Morphormics on July 16, 2012. See Note 6, “Acquisition” for further details.

Provision for Incomes Taxes

	Three Months Ended
	September 30,			Variance in
(Dollars in thousands)	2013	2012	Variance	Percent
Provision for income taxes	$787	$597	$190	32%
Percentage of loss before provision for income taxes	-5.3%	-2.8%

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. For the three months ended September 30, 2013 and 2012, we recorded income tax expense of $0.8 million and $0.6 million, respectively. The increase was primarily due to increased earnings in international locations.

Loss from Discontinued Operations

As a result of the deconsolidation of CPAC in the second quarter of fiscal 2013, the results of operations of CPAC and the losses attributable to the non-controlling interest recorded for the three month period ended September 30, 2012 have been presented as discontinued operations.

Impairment of Indefinite Lived Intangible Assets

We incurred $12.2 million of impairment charges related to the write-down of our IPR&D asset during the three months ended September 30, 2012 based on results of research and development work carried out by CPAC, a variable interest entity consolidated by us until December 2012. See Note 3, “Goodwill and Intangible Assets” for details.

Liquidity and Capital Resources

At September 30, 2013, we had $62.4 million in cash and cash equivalents and $99.2 million in short-term investments, for a total of $161.6 million. We expect to use cash for the balance of fiscal 2014 driven primarily by operating losses and capital expenditures. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A titled “Risk Factors” of Form 10-K for the year ended June 30, 2013. Also refer to Note 8, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

In addition, the undistributed earnings of our foreign subsidiaries at September 30, 2013 are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of September 30, 2013, we have approximately $42 million of cash at our foreign subsidiaries.

Our cash flows for the three months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	Three months ended September 30
	2013	2012
Net cash used in operating activities	$(11,254)	$(13,162)
Net cash used in investing activities	(1,480)	(9,412)
Net cash provided by financing activities	629	251
Effect of exchange rate changes on cash and cash equivalents	1,228	680
Net decrease in cash and cash equivalents	$(10,877)	$(21,643)

Cash Flows From Operating Activities

Net cash used in operating activities was $11.3 million for the three months ended September 30, 2013 which was attributable to a net loss of $15.5 million, a net change in assets and liabilities of $5.8 million, and $10.0 million of non-cash charges. Non-cash charges primarily included depreciation and amortization expenses of $5.4 million, share-based compensation expenses of $2.2 million, accretion of interest expense on the 3.75% Convertible Notes of $1.1 million and provision for write-down of inventories of $0.8 million. Net change in assets and liabilities was primarily attributed to an increase in accounts receivable of $4.0 million due to higher billings in the quarter ended September 30, 2013, an increase in inventory of $6.8 million due to inventory purchases and an increase in prepaid expenses and other assets of $1.7 million due to prepayments of insurance premiums and sales commissions. This was partially offset by a $3.8 million increase in accounts payable and accrued liabilities due to timing of vendor payments, accrued bonuses and employee withholdings related to the employee stock purchase plan, an increase in customer advances of $1.9 million and an increase in deferred revenue of $1.4 million.

Net cash used in operating activities was $13.2 million for the three months ended September 30, 2012 which was attributable to a net loss of $36.2 million, offset by $22.6 million of non-cash charges and cash provided by working capital changes of $0.5 million. Non-cash charges primarily included $12.2 million of impairment charges related to IPR&D assets, depreciation and amortization expenses of $7.8 million, share-based compensation expenses of $1.8 million and accretion of interest expense on the Convertible Notes of $1.0 million. Cash provided by working capital was primarily attributed to decreases in accounts receivable of $10.8 million due to higher collections and lower billings and increases in accounts payable of $9.8 million due to timing of vendor payments. This was partially offset by increases in prepayment and other assets of $3.7 million due to payment of insurance premiums and increases in long-term receivables and decreases in accrued liabilities of $14.9 million due to payment of bonuses, reduction of vacation accruals, payments for inventory buy-back obligations and other liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities was $1.5 million for the three months ended September 30, 2013, which primarily consisted of purchases of property and equipment of $3.2 million, purchases of investments of $5.1 million and sales and maturities of short-term investments of $6.8 million.

Net cash used in investing activities was $9.4 million for the three months ended September 30, 2012, which primarily consisted of the purchase of property and equipment of $5.3 million and $3.9 million related to the acquisition of Morphormics.

Cash Flows From Financing Activities

Cash flows from financing activities consisted of proceeds from issuance of common stock due to stock option exercises of $0.6 million and $0.3 million for the three month periods ended September 30, 2013 and 2012, respectively.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2013. There have been no material changes outside of the ordinary course of business in those obligations during the current quarter.

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

During the three months ended September 30, 2013, there have been no changes to the critical accounting policies and estimates as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2013, which we believe are those related to revenue recognition, business combinations and intangible asset impairment, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expense and accruals.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at September 30, 2013 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $99.2 million at September 30, 2013. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$1,360	$1,017	$676	$337	$(334)	$(667)	$(998)	$(1,326)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                      Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2013 and is incorporated herein by reference. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filing. Any risk factor included below supersedes the description of the relevant risk factor in such filing. Other than the items discussed below, there have been no material changes in our risk factors since such filing.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of September 30, 2013, we had an accumulated deficit of $335.2 million. We may incur net losses in the future, particularly as we resolve manufacturing and supply issues with the MLC option for our new CyberKnife M6 Series and improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems and to control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

If the CyberKnife or TomoTherapy Systems do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Achieving physician, patient, hospital administrator and third-party payor acceptance of the CyberKnife and TomoTherapy Systems as preferred methods of tumor treatment will be crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife or TomoTherapy Systems unless they determine, based on experience, clinical data and other factors, that the CyberKnife and TomoTherapy Systems are safe and effective alternatives to traditional treatment methods. We often need to educate physicians about the use of stereotactic radiosurgery, image guided radiation therapy (“IGRT”) and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs and help train qualified physicians in the skilled use of the CyberKnife and TomoTherapy Systems. For example, the complexity and dynamic nature of stereotactic radiosurgery and Robotic intensity modulated radiation therapy (“IMRT”) as well as adaptive radiation therapy and IGRT, require significant education of hospital personnel and physicians regarding the benefits of stereotactic radiosurgery and Robotic IMRT, as well as adaptive radiation therapy and IGRT, and require departures from their customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies.

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

•                  The impact of the current economic environment on our business and our customers’ business, including the postponement by our customers of purchase decisions or required build-outs;

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

In October 2012, we introduced our new CyberKnife M6 Series Systems that come in configurations that have the option of: fixed collimator, iris collimator, and/or multi-leaf collimator, or MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems has experienced low manufacturing yields and has been able to deliver only a small number of units. Our life-cycle testing revealed that the initial units did not have the durability that we, and our customers, expect in our products. Currently we expect a limited release of the MLC for the CyberKnife systems in June of 2014. Our expectation is that the device will have original design specifications, but will be with modifications to our supply chain and quality control processes to ensure improved yield and durability. While we are confident in our path forward, due to the complexity of the MLC, there is still some risk in this project that could cause further delays. In the meantime, and despite the delay in the launch of the MLC upgrade, we are continuing to book orders and install the CyberKnife M6 Series Systems with fixed and iris collimators.

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

In October 2012, we introduced our new CyberKnife M6 Series Systems that come in configurations that have the option of: fixed collimator, iris collimator, and/or multi-leaf collimator, or MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems has experienced low manufacturing yields and has been able to deliver only a small number of units. Our life-cycle testing revealed that the initial units did not have the durability that we, and our customers, expect in our products. Currently we expect a limited release of the MLC for the CyberKnife systems in June of 2014. Our expectation is that the device will have original design specifications, but will be with modifications to our supply chain and quality control processes to ensure improved yield and durability. While we are confident in our path forward, due to the complexity of the MLC, there is still some risk in this project that could cause further delays. In the meantime, and despite the delay in the launch of the MLC upgrade, we are continuing to book orders and install the CyberKnife M6 Series Systems with fixed and iris collimators.

Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production process, controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. Our Sunnyvale facility, where we manufacture the CyberKnife Systems, was most recently inspected by the FDA in June 2012. The 2012 inspection resulted in several observations. The initial classification of the inspection is considered to be Voluntary Action Indicated. We have undertaken corrective actions in response to the FDA’s observations. In addition, our Madison facility, where we manufacture the TomoTherapy System, was most recently inspected by the FDA in July 2012. The 2012 inspection resulted in no observations.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2013, customer contracts with extended payment terms of more than one year amounted to less than 7% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

We rely on third parties to perform spare parts shipping and other logistics functions on our behalf. A failure or disruption at our logistics providers would adversely impact our business.

Customer service is a critical element of our sales strategy. Third-party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. If any of our logistics providers suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify alternative logistics providers for our spare parts, shipments of spare parts to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At September 30, 2013, we had $62.4 million in cash and cash equivalents and $99.2 million in investments. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in money market funds and certificates of deposit. The investments are managed by third party financial institutions and consist of U.S. corporate debt securities and commercial paper. To date, we have experienced no realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our major stockholders own approximately 67% and directors and executive officers own approximately 0.8% of our outstanding common stock as of September 30, 2013, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of September 30, 2013, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 67% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 0.8% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Increased leverage as a result of the Convertible Notes offering may harm our financial condition and operating results.

As of September 30, 2013, we had total consolidated long-term liabilities of approximately $215.5 million, including the liability component of the 3.75% Convertible Notes in the amount of $84.9 million and the 3.50% Convertible Notes in the amount of $115.0 million.

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

None.

(b)                                 Use of Proceeds from Public Offering of Common Stock

None.

(c)                                  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.                                             Defaults Upon Senior Securities

None.

Item 4.                                             Mine Safety Disclosures

Not applicable.

Item 5.                                             Other Information

None.

Item 6.                                             Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Employment Agreement, dated September 3, 2013, by and between Gregory E. Lichtwardt and Registrant	8-K	001-33301	10.1	09/03/2013
10.2	General Release and Separation Agreement by and between Registrant and Derek Bertocci, dated September 25, 2013	—	—	—	—	X
10.3	Consulting Services Agreement by and between Registrant and Derek Bertocci, effective as of September 3, 2013	—	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	—	—	—	—
99.1	Form of 2014 Market Stock Unit Grant Notice and Award Agreement	8-K	001-33301	99.1	09/27/2013
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Accuray Incorporated under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURAY INCORPORATED

By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer

By:	/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President and Chief Financial Officer

Date:   November 8, 2013