Form 10-Q
period 2013-12-31
ACCURAY INC
filed 2014-02-07
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of January 31, 2014, there were 76,350,097 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended December 31, 2013

PART I.                 FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	December 31,	June 30,
	2013	2013 (1)
Assets
Current assets:
Cash and cash equivalents	$70,447	$73,313
Short-term investments	89,202	101,084
Restricted cash	2,956	2,728
Accounts receivable, net of allowance for doubtful accounts of $1,575 and $2,160, respectively	73,777	55,458
Inventories	88,153	81,592
Prepaid expenses and other current assets	13,304	12,595
Deferred cost of revenue	12,522	9,165
Total current assets	350,361	335,935
Property and equipment, net	35,569	34,733
Goodwill	58,163	59,368
Intangible assets, net	27,494	31,896
Deferred cost of revenue	2,309	2,149
Other assets	11,307	11,848
Total assets	$485,203	$475,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,111	$15,920
Accrued compensation	17,713	12,461
Other accrued liabilities	23,583	22,893
Customer advances	21,239	17,692
Deferred revenue	96,527	86,893
Total current liabilities	174,173	155,859
Long-term liabilities:
Long-term other liabilities	5,603	5,382
Deferred revenue	9,168	9,085
Long-term debt	201,082	198,768
Total liabilities	390,026	369,094
Commitment and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2013 and June 30, 2013, respectively; issued and outstanding: 75,926,276 and 74,587,231 shares at December 31, 2013 and June 30, 2013, respectively	76	75
Additional paid-in capital	433,257	424,524
Accumulated other comprehensive income	2,464	1,882
Accumulated deficit	(340,620)	(319,646)
Total stockholders’ equity	95,177	106,835
Total liabilities and stockholders’ equity	$485,203	$475,929

(1) The condensed consolidated balance sheet at June 30, 2013 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenue:
Products	$45,148	$33,170	$74,716	$73,798
Services	48,486	44,609	95,559	86,729
Total net revenue	93,634	77,779	170,275	160,527
Cost of revenue:
Cost of products	24,980	18,564	43,581	42,573
Cost of services	30,483	32,589	62,045	67,652
Total cost of revenue	55,463	51,153	105,626	110,225
Gross profit	38,171	26,626	64,649	50,302
Operating expenses:
Research and development	13,435	17,239	26,385	35,813
Selling and marketing	14,262	15,761	28,716	28,650
General and administrative	11,190	15,892	22,550	28,734
Total operating expenses	38,887	48,892	77,651	93,197
Loss from operations	(716)	(22,266)	(13,002)	(42,895)
Other expense, net	(3,775)	(2,580)	(6,235)	(3,284)
Loss before provision for income taxes	(4,491)	(24,846)	(19,237)	(46,179)
Provision for income taxes	950	667	1,737	1,264
Loss from continuing operations	(5,441)	(25,513)	(20,974)	(47,443)

Loss from discontinued operations (Note 9):
Loss from operations of a discontinued variable interest entity	—	(1,400)	—	(3,505)
Impairment of indefinite lived intangible asset of discontinued variable interest entity	—	—	—	(12,200)
Loss from deconsolidation of a variable interest entity	—	(3,442)	—	(3,442)
Loss from discontinued operations, net of tax of $0	—	(4,842)	—	(19,147)
Loss from discontinued operations attributable to non-controlling interest	—	(1,184)	—	(13,289)
Loss from discontinued operations attributable to stockholders	—	(3,658)	—	(5,858)

Net loss attributable to stockholders	$(5,441)	$(29,171)	$(20,974)	$(53,301)

Loss per share attributable to stockholders
Basic and diluted - continuing operations	$(0.07)	$(0.35)	$(0.28)	$(0.65)
Basic and diluted - discontinued operations	$—	$(0.05)	$—	$(0.09)
Basic and diluted - net loss	$(0.07)	$(0.40)	$(0.28)	$(0.74)
Weighted average common shares used in computing loss per share
Basic and diluted	75,280	72,870	74,990	72,433

Net loss attributable to stockholders	$(5,441)	$(29,171)	$(20,974)	$(53,301)
Foreign currency translation adjustment	58	171	223	(364)
Unrealized gain on investments, net of tax	69	—	359	—
Comprehensive loss	$(5,314)	$(29,000)	$(20,392)	$(53,665)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Loss from continuing operations	$(20,974)	$(47,443)
Loss from discontinued operations	—	(19,147)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,576	13,920
Impairment of indefinite lived intangible asset	—	12,200
Share-based compensation	4,983	4,051
Amortization of debt issuance costs	692	225
Accretion/(Amortization) of investment premiums/discounts	930	—
Accretion of interest on long-term debt	2,314	2,099
Provision for (recovery of) bad debt	(244)	(373)
Provision for write-down of inventories	1,482	408
Loss on disposal of property and equipment	—	391
Gain on previously held equity interest in Morphormics	—	(662)
Loss from deconsolidation of a variable interest entity	—	3,442
Changes in assets and liabilities:
Restricted cash	(169)	(1,050)
Accounts receivable	(16,924)	5,415
Inventories	(7,709)	(7,308)
Prepaid expenses and other assets	(648)	1,871
Deferred cost of revenue	(3,502)	(2,951)
Accounts payable	(905)	3,335
Accrued liabilities	6,513	(13,871)
Customer advances	3,158	49
Deferred revenue	7,517	3,588
Net cash used in operating activities	(12,910)	(41,811)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(6,899)	(9,207)
Purchase of intangible asset	—	(232)
Purchase of investments	(11,517)	—
Sale and maturity of investments	22,829	—
Acquisition of business, net of cash acquired (note 6)	—	(3,861)
Net cash provided by (used in) investing activities	4,413	(13,300)
Cash Flows From Financing Activities
Proceeds from employee stock plans	4,063	5,147
Taxes paid related to net share settlement of equity awards	(199)	—
Net cash provided by financing activities	3,864	5,147
Effect of exchange rate changes on cash and cash equivalents	1,767	1,233
Net decrease in cash and cash equivalents	(2,866)	(48,731)
Cash and cash equivalents at beginning of period	73,313	143,504
Cash and cash equivalents at end of period	$70,447	$94,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Accuray Incorporated (together with its subsidiaries, the “Company” or “Accuray”) is incorporated in Delaware. The Company designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company conducts its business worldwide. The Company has its headquarters in Sunnyvale, California, with additional locations in the United States, Europe and Asia.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity, Compact Particle Acceleration Corporation (“CPAC”) until its deconsolidation on December 21, 2012 (for further information, see Note 9). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the year ending June 30, 2014, for any other interim period or for any future year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended June 30, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 2 to those audited consolidated financial statements.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013, although retrospective application in permitted. The Company is currently assessing the impact of this guidance, if any, on its condensed consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company is currently reviewing this standard, but it does not anticipate that its adoption will have a material impact on the Company’s condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to revenue recognition, the fair value of assets acquired and liabilities assumed in business combinations, asset impairments, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expenses. Actual results could differ materially from those estimates.

Concentration of Credit and Other Risks

The Company’s cash, cash equivalents and investments are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

For the three and six months ended December 31, 2013 and 2012, there were no customers that represented 10% or more of total net revenue. At December 31, 2013, one customer accounted for 12% of the Company’s total accounts receivable. At June 30, 2013, one customer accounted for 10% of accounts receivable.

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

Revenue Recognition

The Company earns revenue from the sale of products, the provision of related services, which include post-contract customer support (“PCS”), installation services, training and other professional services, and the operation of its shared ownership program. The Company records its revenues net of any value added or sales tax. For arrangements with multiple elements, the Company allocates arrangement fees to product and services based upon Vendor Specific Objective Evidence (“VSOE”) of fair value of the respective elements, Third-Party Evidence (“TPE”), or Best Estimate of Selling Price (“BESP”), using the relative selling price method.

Product and Service Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy systems. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery, assuming all other revenue recognition criteria are met.

The Company could sell its systems with PCS contracts, installation services, training, and professional services. PCS contracts provide planned and corrective maintenance services, software updates, bug fixes, as well as call-center support. Service revenue is generated primarily from PCS (warranty period services and post warranty services), installation services, training, and professional services. PCS revenue is deferred and recognized over the service period. Installation service revenue is recognized concurrent with system revenue. Training and professional service revenues that are not deemed essential to the functionality of the systems are recognized as such services are performed.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Numerator:
Loss from operations used in computing loss per share from continuing operations	$(5,441)	$(25,513)	$(20,974)	$(47,443)
Loss from discontinued operations used in computing loss per share from discontinued operations	$—	$(3,658)	$—	$(5,858)
Net loss used in computing net loss per share	$(5,441)	$(29,171)	$(20,974)	$(53,301)
Denominator:
Weighted average shares used in computing basic and diluted loss per share	75,280	72,870	74,990	72,433

The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSUs), Market Stock Units (MSUs) and Performance-based Stock Units (PSUs), and the purchase of shares under the Employee Stock Purchase Plan (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. The 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”) and the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”) are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. For the three and six months ended December 31, 2013 and 2012, the potentially dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of
	December 31,
	2013	2012
Stock options	3,911	6,911
Restricted Stock Units	4,263	2,581
3.75% Convertible Notes	10,560	10,560
3.50% Convertible Notes	21,576	—
	40,310	20,052

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Americas	$34,771	$35,079	$74,024	$70,890
Europe, Middle East, India and Africa	34,135	27,838	52,901	52,956
Asia (excluding Japan)	10,367	5,537	17,666	20,658
Japan	14,361	9,325	25,684	16,023
Total	$93,634	$77,779	$170,275	$160,527

Information regarding geographic areas in which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	December 31,	June 30,
	2013	2013
Americas	$33,042	$31,797
Europe, Middle East, India and Africa	1,277	1,431
Asia (excluding Japan)	457	498
Japan	793	1,007
Total	$35,569	$34,733

2. Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, were $3.1 million and $2.9 million at December 31, 2013 and June 30, 2013, respectively and are included in Other Assets in the condensed consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of December 31, 2013 and June 30, 2013, respectively.

Inventories

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2013	2013
Raw materials	$36,867	$33,721
Work-in-process	16,360	20,564
Finished goods	34,926	27,307
Inventories	$88,153	$81,592

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,
	2013	2013
Furniture and fixtures	$5,471	$6,506
Computer and office equipment	10,419	9,481
Software	10,417	9,586
Leasehold improvements	17,931	19,199
Machinery and equipment	39,613	37,371
Shared ownership systems	6,266	4,979
Construction in progress	3,957	3,084
	94,074	90,206
Less: Accumulated depreciation	(58,505)	(55,473)
Property and equipment, net	$35,569	$34,733

Depreciation expense related to property and equipment for the three and six months ended December 31, 2013 was $2.9 million and $6.2 million, respectively. Depreciation expense related to property and equipment for the three and six months ended December 31, 2012 was $3.9 million and $8.0 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months
	Ended	Year Ended
	December 31,	June 30,
	2013	2013
Balance at the beginning of the period	$59,368	$59,215
Addition related to acquisition	—	77
Currency translation and other adjustments	(1,205)	76
Balance at the end of the period	$58,163	$59,368

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

In the second quarter of fiscal 2014, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s intangible assets associated with completed acquisitions at December 31, 2013 and June 30, 2013 are as follows (in thousands):

		December 31, 2013			June 30, 2013
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)
Developed technology	5 - 6	$46,747	$(19,253)	$27,494	$46,747	$(15,276)	$31,471
Distributor license	1.5 - 2.5	2,032	(2,032)	—	2,043	(1,618)	425
		$48,779	$(21,285)	$27,494	$48,790	$(16,894)	$31,896

In the quarter ended September 30, 2012, the Company recorded an impairment charge of $12.2 million relating to the CPAC in-process research and development (“IPR&D”) asset, which was presented as part of loss from discontinued operations (Note 9).

The Company did not identify any triggering events that would indicate potential impairment of its definite intangible and long-lived assets as of December 31, 2013 and June 30, 2013.

Amortization expense related to intangible assets for the three and six months ended December 31, 2013 was $2.2 million and $4.4 million, respectively. Amortization expense related to intangible assets for the three and six months ended December 31, 2012 was $2.2 million and $6.0 million, respectively.

The estimated future amortization expense of purchased intangible assets as of December 31, 2013 is as follows (in thousands):

Year Ending June 30,	Amount
2014 (remaining 6 months)	$3,977
2015	7,953
2016	7,953
2017	7,568
2018	43
Thereafter	—
$27,494

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	December 31, 2013
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$59,245	$—	$—	$59,245	$—
Level 1
Certificates of deposit	9,394	—	—	9,394	—
Money market funds	1,808	—	—	1,808	—
	11,202	—	—	11,202	—
Level 2
Commercial paper	3,997	1	—	—	3,998
Corporate notes	85,302	24	(122)	—	85,204
	89,299	25	(122)	—	89,202
Total	$159,746	$25	$(122)	$70,447	$89,202

	June 30, 2013
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$60,082	$—	$—	$60,082	$—
Level 1
Certificates of deposit	15,365	—	—	12,758	2,607
Money market funds	473	—	—	473	—
	15,838	—	—	13,231	2,607
Level 2
Commercial paper	3,993	—	(1)	—	3,992
Corporate notes	94,941	—	(456)	—	94,485
	98,934	—	(457)	—	98,477
Total	$174,854	$—	$(457)	$73,313	$101,084

The Company’s Level 2 investments in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of December 31, 2013. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. As of December 31, 2013, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended December 31, 2013.

Contractual maturities of available-for-sale securities at December 31, 2013 were as follows (in thousands):

	December 31, 2013
	Amortized Cost	Fair Value
Due in 1 year or less	$40,284	$40,275
Due in 1-2 years	26,215	26,214
Due in 2-3 years	22,800	22,713
	$89,299	$89,202

The following table summarizes the carrying values and estimated fair values of our long-term debt (in thousands):

	December 31, 2013		June 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	86,082	112,520	83,768	96,560
3.50% Convertible Notes	115,000	199,422	115,000	144,302
Total	$201,082	$311,942	$198,768	$240,862

The long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

5. Commitments and Contingencies

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2013. There have been no material changes outside of the ordinary course of business in those obligations during the three and six months ended December 31, 2013.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. Currently, management believes the Company does not have any probable and estimable losses related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. For certain legal proceedings, management believes that there is a reasonable possibility that losses may be incurred. Management currently estimates a range of loss (in excess of amounts accrued) between zero and $2 million in the aggregate for such legal proceedings, where it is possible to make such estimates. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Best Medical Trade Secret Litigation

On September 3, 2009, Best Medical International, Inc., or Best Medical, filed a lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical’s confidential information and trade secrets. Best Medical is seeking monetary damages and other relief. On October 25, 2011, the court presiding over the case granted summary judgment in favor of the Company on all counts. On November 21, 2011, Best Medical filed a notice of appeal. On December 22, 2011, the Court awarded attorney fees and costs to the

Company and ordered the Company to file an accounting of its fees and costs. Following the filing of the accounting of the Company’s fees and costs, the magistrate judge presiding over the case issued a report on the Company’s accounting and recommended an award to the Company in the amount of $512,090 in attorney fees and costs, which was adopted in its entirety by the district court on September 27, 2013. On July 3, 2013, the Court of Appeals for the Third Circuit issued a briefing schedule for the appeal of this case. Best Medical’s brief was filed on September 16, 2013 and the Company’s brief was filed on December 30, 2013.  Best Medical filed its reply brief on January 10, 2014.  Briefing is now closed on this appeal.  Best Medical has filed a second notice of appeal of the District Court’s orders relating to the fee amount.  A briefing schedule has not yet been set for this second appeal.

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

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case on May 19, 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court granted the Company’s motion for sanctions, in part, and gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary System’s amended complaint and set a calendar for discovery. The court ruled on the amended complaint, and the parties have started discovery, which was originally expected to be completed by October 2013.  The parties have jointly asked the Court to extend discovery until February 2014.  The Company filed a motion for summary judgment, and on December 5, 2013, the court ruled in favor of the Company. Rotary Systems filed its notice of appeal on January 29, 2014.

Sarif Biomedical Patent Litigation

On January 28, 2013, Sarif Biomedical filed a patent infringement complaint against the Company in the United States District Court for Delaware. The complaint alleges the Company’s CyberKnife System directly infringes U.S. Patent No. 5,755,725 and seeks unspecified monetary damages for the alleged infringement. Accuray filed an answer to the complaint in March 2013. The court has not yet issued a scheduling order.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2013.

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

7. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cost of revenue	$469	$319	$923	$566
Research and development	656	477	1,134	993
Selling and marketing	543	327	914	547
General and administrative	1,135	1,173	2,012	1,945
	$2,803	$2,296	$4,983	$4,051

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

The following table presents the carrying value of the Convertible Notes as of December 31, 2013 (in thousands):

3.75% Convertible Note
Carrying amount of the equity conversion component	$23,189
Principal amount of the 3.75% Convertible Notes	$100,000
Unamortized debt discount (1)	(13,918)
Net carrying amount	$86,082

(1)As of December 31, 2013, the remaining period over which the unamortized debt discount will be amortized is 31 months.

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

In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The $115.0 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the condensed consolidated balance sheet as of December 31, 2013.

A summary of interest expense related to the Convertible Notes for the three and six months ended December 31, 2013 and 2012 was as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Interest expense related to contractual interest coupon	$1,944	$937	$3,888	$1,875
Interest expense related to amortization of debt discount	1,166	1,058	2,314	2,099
Interest expense related to amortization of debt issuance costs	349	114	692	225
	$3,459	$2,109	$6,894	$4,199

9. Loss From Discontinued Operations

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

On December 21, 2012, the Company and CPAC entered into a Purchase Agreement and Release, or Purchase Agreement, which provided for all the equity and debt investments held by the Company in CPAC to be purchased by CPAC for a nominal consideration. In addition, the Company assigned all its rights to the Dielectric Wall Accelerator, or DWA technology licensed from Lawrence Livermore National Security, LLC to CPAC. As a result of the Purchase Agreement, the Company concluded that it was no longer the primary beneficiary of CPAC since it did not have any variable interest in CPAC. In the second quarter of fiscal 2013, the Company deconsolidated CPAC and recorded a loss of $3.4 million, resulting from the write-down of the carrying value of CPAC’s net liabilities, the write-off of receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded during the three and six months ended December 31, 2012 have been disclosed as discontinued operations in the condensed consolidated statements of operations and comprehensive loss.

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

The components of accumulated other comprehensive income in the equity section of the balance sheets are as follows (in thousands):

	December 31,	June 30,
	2013	2013
Net unrealized loss on short-term investments, net of taxes	$(97)	$(457)
Cumulative foreign currency translation gain	2,561	2,339
Accumulated other comprehensive income	$2,464	$1,882

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2013 and results of operations for the three and six months ended December 31, 2013 and 2012 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: expectations related to profitability and cash flows in fiscal 2014; sufficiency of cash resources and expected cash flows to fund future operations; expected uses of cash during fiscal 2014; the anticipated drivers of our future capital requirements; the anticipated successful modification of the MLC for the CyberKnife Systems, the timing of its release and its impact on our business; the impact of our prior sales reorganization on sales performance, particularly in the United States; the expected impact of and benefits from our restructuring of operations; anticipated increases in service revenue; our expectations regarding the factors that will impact sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our expectations regarding the impact on our revenues and business of the introduction of our new CyberKnife and TomoTherapy Systems; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar; and the impact of recent legislation and regulation on our business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including risks detailed from time to time under the heading “Risk Factors” in Part II, Item 1A of this report, in Part I, Item 1A of the Company’s report on Form 10-K for fiscal year 2013 and in Part II, Item 1A of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

Accuray is a radiation oncology company that develops, manufactures and sells precise, innovative treatment solutions. Our leading edge technologies are designed specifically to deliver radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy and adaptive radiation therapy that is tailored to the specific needs of each patient. Our suite of products includes the CyberKnife® Systems and the TomoTherapy® Systems. The systems are generally complementary offerings, serving generally separate patient populations treated by the same medical specialty.

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

In October 2012, we introduced our new CyberKnife M6 Series Systems that have the option of: fixed collimator, iris collimator, and/or multi-leaf collimator, or MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems has experienced low manufacturing yields and has been able to deliver only a small number of units. Our life-cycle testing revealed that the initial units did not have the durability that we, and our customers, expect in our products. Currently we expect a limited release of the MLC for the CyberKnife Systems in June of 2014. Our expectation is that the device will have original design specifications, but will be produced with modifications to our supply chain and quality control processes to ensure improved yield and durability. While we are confident in our path forward, due to the complexity of the MLC, there is still some risk in this project that could cause further delays. In the meantime, and despite the delay in the launch of the MLC upgrade, we are continuing to book orders and install the CyberKnife M6 Series Systems with fixed and iris collimators.

We believe that the long-term success of the CyberKnife System is dependent on a number of factors including the following:

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

Sale of Our Products

Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a signed sales contract that meets backlog criteria, generally spans six months to two years. The time from receipt of a signed contract to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system. This time varies significantly, generally from six months to two years.

In the United States, we market to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization. Outside the United States, we market to customers directly and through distributors. We have sales and service offices in many countries in Europe, Japan and other countries in Asia.

Backlog

We report backlog in the following manner:

•                  Products: Orders for systems and upgrades excluding those acquired through the upgrade rights included in our Diamond service contracts are reported in backlog, excluding amounts attributable to PCS (warranty period services and post warranty services), installation, training and professional services.

•                  Service: Orders for PCS, upgrades acquired through the upgrade rights included in our Diamond service contracts, installation services, training and professional services are not reported in backlog.

For orders that cover both products and services, only the portion of the order that will be recognized as product revenue is reported as backlog. The portion of the order that will be recognized as service revenue (for example, PCS) is not included in reported backlog. Product backlog totaled $362.0 million as of December 31, 2013. This included $32.2 million of orders for either new CyberKnife M6 Systems configured with an MLC or orders for MLC units to upgrade existing installed CyberKnife M6 Systems. Additionally, for $30.0 million of CyberKnife orders, the customer has the option to upgrade to the new platform (M6) if the CyberKnife M6 Series is approved by regulatory authorities in its country prior to shipment. Product backlog totaled $279.0 million as of December 31, 2012.

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

Although our backlog includes only contractual agreements from our customers to purchase CyberKnife Systems or TomoTherapy Systems, we cannot provide assurance that we will convert backlog into recognized revenue due to factors outside our control, which include, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, changes to regulatory requirements, or other reasons for cancellation of orders.

Results of Operations — Three and Six Months Ended December 31, 2013 and 2012

	Three Months Ended December 31,					Six Months Ended December 31,
	2013		2012		2013-2012	2013		2012		2013-2012
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	% change	Amount	% (a)	Amount	% (a)	% change
Product	$45,148	48%	$33,170	43%	36%	$74,716	44%	$73,798	46%	1%
Services	48,486	52	44,609	57	9	95,559	56	86,729	54	10
Net revenue	$93,634	100%	$77,779	100%	20	$170,275	100%	$160,527	100%	6%
Gross profit	$38,171	41%	$26,626	34%	43%	$64,649	38%	$50,302	31%	29%
Product gross profit	20,168	45	14,606	44	38	31,135	42	31,225	42	(0)
Services gross profit	18,003	37	12,020	27	50	33,514	35	19,077	22	76
Research and development expenses	13,435	14	17,239	22	(22)	26,385	15	35,813	22	(26)
Selling and marketing expenses	14,262	15	15,761	20	(10)	28,716	17	28,650	18	0
General and administrative expenses	11,190	12	15,892	20	(30)	22,550	13	28,734	18	(22)
Other expense, net	3,775	4	2,580	3	46	6,235	4	3,284	2	90
Provision for income taxes	950	1	667	1	42	1,737	1	1,264	1	37
Loss from discontinued operations attributable to stockholders	—	—	3,658	5	(100)	—	—	5,858	4	(100)
Net loss attributable to stockholders	$(5,441)	6%	$(29,171)	38%	(81)%	$(20,974)	12%	$(53,301)	33%	(61)%

(a)           Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net Revenue

International sales of our products account for a significant portion of our total net revenue. Revenue derived from sales outside of the United States was $58.9 million and $42.7 million for the three months ended December 31, 2013 and 2012, respectively, and represented 63% and 55% of our net sales during these periods, respectively. Revenue derived from sales outside of the United States was $96.3 million and $89.6 million for the six months ended December 31, 2013 and 2012, respectively, and represented 57% and 56% of our net sales during these periods, respectively.

Product Net Revenue. Product net revenue increased by $12.0 million for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Product net revenue increased $10.0 million primarily due to a higher number of units sold; however, units were sold at a lower average selling price due to product and channel mix. We recognized revenue on 18 units during the three months ended December 31, 2013 as compared to 11 units during the three months ended December 31, 2012. Additionally, product upgrade revenue increased by $2.1 million during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

Product net revenue increased by $1.0 million for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012. The increase in product net revenue was primarily due to a higher number of units sold offset by product mix. We recognized revenue on 31 units during the six months ended December 31, 2013 as compared to 27 units during the six months ended December 31, 2012.

Services Net Revenue. Services net revenue increased by $3.9 million for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Services revenue was higher primarily due to an increase in our installed base and customer conversion to higher priced maintenance contracts (particularly the TomoTherapy Systems).

Services net revenue increased by $8.8 million for the six months ended December 31, 2013 compared to the six months ended December 31, 2012. The increase in services net revenue of $7.9 million was attributable to an increase in our installed base and customer conversion to higher priced maintenance contracts (particularly the TomoTherapy Systems). The remaining increase of $0.9 million was primarily due to an increase in installation and training revenue due to more units installed.

Gross Profit

The overall gross profit margin for the three months ended December 31, 2013 increased by 7 percentage points as compared to the three months ended December 31, 2012. Product gross margin for the three months ended December 31, 2013 remained relatively unchanged as compared to the three months ended December 31, 2012. Services gross margin for the three months period ended December 31, 2013 increased by 10 margin points primarily due to cost reductions associated with increased reliability of the TomoTherapy Systems and continued revenue growth due to installed base increase and contract mix.

The overall gross profit margin for the six months ended December 31, 2013 increased by 7 percentage points as compared to the six months ended December 31, 2012. Product gross margin for the six months ended December 31, 2013 remained relatively consistent as compared to the three months ended December 31, 2012; product gross margin was lower by 3 margin percentage points due to a change in product mix for the six months ended December 31, 2013, offset by the reduction in intangible asset amortization related to the acquisition of TomoTherapy on June 10, 2011. Services gross margin for the six months period ended December 31, 2013 increased by 13 margin points primarily due to cost reductions associated with the increased reliability of the TomoTherapy Systems and continued revenue growth due to the increase in installed base and contract mix.

Research and Development

Research and development expenses were $13.4 million in the three months ended December 31, 2013 as compared to $17.2 million in the three months ended December 31, 2012, which represents a decrease of $3.8 million, or 22%. The decrease is primarily due to the decrease in compensation and compensation-related expense, excluding bonus expense, of $4.1 million primarily resulting from the re-organization of the research and development function during the third quarter of fiscal 2013. Project related consulting costs decreased by $0.8 million due to the completion of various research and development projects. The decrease was offset by the increase in bonus expense of $1.8 million in the three months ended December 31, 2013.

Research and development expenses were $26.4 million in the six months ended December 31, 2013 as compared to $35.8 million in the six months ended December 31, 2012, which represents a decrease of $9.4 million, or 26%. The decrease is primarily due to the decrease in compensation and compensation-related expense, excluding bonus expense, of $8.3 million resulting from the re-organization of the research and development function during the third quarter of fiscal 2013. Project related consulting costs decreased by $1.9 million due to the completion of various research and development projects. The decrease was offset by the increase in bonus expense of $1.5 million in the six months ended December 31, 2013.

Selling and Marketing

Selling and marketing expenses for the three months ended December 31, 2013 were $14.3 million as compared to $15.8 million for the three months ended December 31, 2012, which represents a decrease of $1.5 million, or 10%. The expenses decreased by $4.0 million in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, due to lower tradeshow expenses primarily due to the introduction of two new products at an industry trade show in October 2012. The decrease was offset by $1.4 million higher commission expense due to higher sales, and a $0.9 million increase in bonus expense.

Selling and marketing expenses for the six months ended December 31, 2013 and 2012 were $28.7 million. Tradeshow and advertising expenses were lower by $2.8 million in the six months ended December 31, 2013 as compared to the six months ended December 31, 2012, due to the introduction of two new products at an industry trade show in October 2012. The decrease was offset by $1.4 million higher commission expense due to the increase in sales, as well as the increase in bonus expense of $0.7 million.

General and Administrative

General and administrative expenses for the three months ended December 31, 2013 were $11.2 million as compared to $15.9 million for the three months ended December 31, 2012, which represents a decrease of $4.7 million, or 30%. This decrease was partially attributable to $2.2 million of severance charges incurred for the departure of our former CEO, COO and other employees, and $1.7 million related to lease acceleration and fixed asset disposal charges from vacating an office facility during the three months ended December 31, 2012. Consulting, legal and accounting related expenses were reduced by $0.7 million in the three months ended December 31, 2013 as compared to the same period ended December 31, 2012, due to cost control initiatives.

General and administrative expense for the six months ended December 31, 2013 were $22.6 million as compared to $28.7 million for the six months ended December 31, 2012, which represents a decrease of $6.1 million, or 22%. This decrease was partially attributable to $2.2 million of severance charges incurred for the departure of our former CEO, COO, CFO and other employees, and $1.7 million related to lease acceleration and fixed asset disposal charges from vacating an office facility during the three months ended December 31, 2012. Consulting, legal and accounting related expenses were reduced by $1.5 million in the six months ended December 31, 2013 as compared to the same period ended December 31, 2012, due to cost control initiatives.

Other Expense, Net

Net other expense for the three months ended December 31, 2013 was $3.8 million as compared to $2.6 million for the three months ended December 31, 2012, which represents an increase of $1.2 million. Net other expense for the six months ended December 31, 2013 was $6.2 million as compared to $3.3 million for the six months ended December 31, 2012, which represents an increase of $2.9 million. The increase for both the three- and six-month periods was primarily due to interest expense related to the 3.50% Convertible Notes which were issued in February 2013. See Note 8, “Debt” to condensed consolidated financial statements.

Provision for Incomes Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. Income tax expenses were $1.0 million and $1.7 million for the three and six months ended December 31, 2013 respectively, compared to income tax expenses of $0.7 million and $1.3 million for the three and six months ended December 31, 2012 respectively. The increases were primarily due to increased earnings in international locations.

Loss from Discontinued Operations

As a result of the deconsolidation of CPAC in the second quarter of fiscal 2013, the results of operations of CPAC and the losses attributable to the non-controlling interest recorded for the three and six month periods ended December 31, 2012 have been presented as discontinued operations.

Impairment of Indefinite Lived Intangible Assets

We incurred $12.2 million of impairment charges related to the write-down of our IPR&D asset during the three months ended September 30, 2012 based on results of research and development work carried out by CPAC, a variable interest entity consolidated by us until December 2012. See Note 3, “Goodwill and Intangible Assets” to the condensed consolidated financial statements for details.

Liquidity and Capital Resources

At December 31, 2013, we had $70.4 million in cash and cash equivalents and $89.2 million in short-term investments, for a total of $159.6 million. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A titled “Risk Factors” of our Form 10-K for the year ended June 30, 2013. Also refer to Note 8, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

In addition, the undistributed earnings of our foreign subsidiaries at December 31, 2013 are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of December 31, 2013, we had approximately $62.0 million of cash at our foreign subsidiaries.

Our cash flows for the six months ended December 31, 2013 and 2012 are summarized as follows (in thousands):

	Six months ended December 31,
	2013	2012
Net cash used in operating activities	$(12,910)	$(41,811)
Net cash provided by (used in) investing activities	4,413	(13,300)
Net cash provided by financing activities	3,864	5,147
Effect of exchange rate changes on cash and cash equivalents	1,767	1,233
Net decrease in cash and cash equivalents	$(2,866)	$(48,731)

Cash Flows From Operating Activities

Net cash used in operating activities in the six months ended December 31, 2013 was $12.9 million, as compared to $41.8 million used in the six months ended December 31, 2012. Net cash used in operating activities in the six months ended December 31, 2013 was primarily related to:

•                  Net loss of $21.0 million;

•                  Net loss was offset by non-cash items of $20.7 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, recovery of doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Increase in accounts receivable of $16.9 million as a result of increased sales;

•                  Increase in inventories of $7.7 million due to increase in purchases to support sales;

•                  Increase in deferred cost of revenue of $3.5 million and increase in deferred revenue of $7.5 million primarily due to shipments that were not accepted as of December 31, 2013;

•                  Decrease in accounts of payable of $0.9 million due to timing of payments;

•                  Increase in accrued liabilities of $6.5 million primarily due to the increase in bonus payable of $6.8 million; and

•                  Increase in customer advances of $3.2 million.

Net cash used in operating activities in the six months ended December 31, 2012 was primarily related to:

•                  Net loss of $66.6 million, comprised of $47.4 million from continuing operations and $19.2 million from discontinued operations;

•                  Net loss was offset by non-cash items of $35.7 million related to depreciation of fixed assets, amortization of intangible assets, impairment charges related to in-process research and development assets, share-based compensation, loss on deconsolidation of CPAC, amortization of debt issuance costs and accretion of interest expense on the 3.75% Convertible Notes, recovery of doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Decrease in accounts receivable of $5.4 million due to lower billings;

•                  Increase in inventories of $7.3 million due to delays in manufacturing newly introduced products;

•                  Decrease in accrued liabilities of $13.9 million due to payments and reduction of bonuses, reduction of compensation related accruals, payments for inventory buy-back obligations and other liabilities;

•                  Increase in deferred cost of revenue of $3.0 million and increase in deferred revenue of $3.6 million primarily due to shipments that were not accepted as of December 31, 2012; and

•                  Increase in accounts payable of $3.3 million due to timing of vendor payments.

Cash Flows From Investing Activities

Net cash provided by investing activities was $4.4 million for the six months ended December 31, 2013, which primarily consisted of purchases of property and equipment of $6.9 million, purchases of investments of $11.5 million and sales and maturities of short-term investments of $22.8 million.

Net cash used in investing activities was $13.3 million for the six months ended December 31, 2012, which primarily consisted of the purchase of property and equipment of $9.2 million and $3.9 million related to the acquisition of Morphormics.

Cash Flows From Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2013 was $3.9 million, attributable to $4.1 million from proceeds from employee stock plans, partially offset by $0.2 million of taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities during the six months ended December 31, 2012 was $5.1 million, attributable to proceeds from the exercise of common stock options and the purchase of common stock under our employee stock plans.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•                  Revenue generated by sales of our products and service plans;

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

During the three and six months ended December 31, 2013, there have been no changes to the critical accounting policies and estimates as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2013, which we believe are those related to revenue recognition, business combinations and intangible asset impairment, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expense and accruals.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at December 31, 2013 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $89.2 million at December 31, 2013. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$1,093	$817	$543	$271	$(269)	$(536)	$(802)	$(1,067)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                    Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2013, as updated in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended September 30, 2013, and is incorporated herein by reference. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filings. Any risk factor included below supersedes the description of the relevant risk factor in such filings. Other than the items discussed below, there have been no material changes in our risk factors since such filings.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of December 31, 2013, we had an accumulated deficit of $340.6 million. We may incur net losses in the future, particularly as we resolve manufacturing and supply issues with the MLC option for our new CyberKnife M6 Series and improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems and to control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2013, customer contracts with extended payment terms of more than one year amounted to less than 4% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our future revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At December 31, 2013, we had $70.4 million in cash and cash equivalents and $89.2 million in investments. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in money market funds and certificates of deposit. The investments are managed by third party financial institutions and consist of U.S. corporate debt securities and commercial paper. To date, we have experienced no realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our major stockholders own approximately 61% and directors and executive officers own approximately 0.9% of our outstanding common stock as of December 31, 2013, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of December 31, 2013, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 61% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 0.9% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Increased leverage as a result of the Convertible Notes offering may harm our financial condition and operating results.

As of December 31, 2013, we had total consolidated long-term liabilities of approximately $215.9 million, including the liability component of the 3.75% Convertible Notes in the amount of $86.1 million and the 3.50% Convertible Notes in the amount of $115.0 million.

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

None.

(b)                                 Use of Proceeds from Public Offering of Common Stock

None.

(c)                                  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.                                             Defaults Upon Senior Securities

None.

Item 4.                                             Mine Safety Disclosures

Not applicable.

Item 5.                                             Other Information

None.

Item 6.                                             Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Patent License Agreement by and between Registrant and CyberHeart, Inc. dated December 10, 2010 (Complete Agreement Filed Due to Expiration of Confidential Treatment Request)	-	-	-	-	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	-	-	-	-	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	-	-	-	-	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	-	-	-	-
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACCURAY INCORPORATED

		By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer

		By:	/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President and Chief Financial Officer

Date:	February 7, 2014