Form 10-Q
period 2014-03-31
ACCURAY INC
filed 2014-05-07
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 2, 2014, there were 76,764,330 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended March 31, 2014

PART I.                 FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	March 31,	June 30,
	2014	2013 (1)
Assets
Current assets:
Cash and cash equivalents	$88,013	$73,313
Short-term investments	86,009	101,084
Restricted cash	2,960	2,728
Accounts receivable, net of allowance for doubtful accounts of $1,250 and $2,160, respectively	59,264	55,458
Inventories	95,088	81,592
Prepaid expenses and other current assets	17,939	12,595
Deferred cost of revenue	10,408	9,165
Total current assets	359,681	335,935
Property and equipment, net	34,539	34,733
Goodwill	58,102	59,368
Intangible assets, net	25,506	31,896
Deferred cost of revenue	2,296	2,149
Other assets	10,948	11,848
Total assets	$491,072	$475,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,139	$15,920
Accrued compensation	25,602	12,461
Other accrued liabilities	21,689	22,893
Customer advances	22,341	17,692
Deferred revenue	90,602	86,893
Total current liabilities	178,373	155,859
Long-term liabilities:
Long-term other liabilities	5,599	5,382
Deferred revenue	8,985	9,085
Long-term debt	202,287	198,768
Total liabilities	395,244	369,094
Commitment and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2014 and June 30, 2013, respectively; issued and outstanding: 76,706,479 and 74,587,231 shares at March 31, 2014 and June 30, 2013, respectively	77	75
Additional paid-in capital	438,661	424,524
Accumulated other comprehensive income	2,375	1,882
Accumulated deficit	(345,285)	(319,646)
Total stockholders’ equity	95,828	106,835
Total liabilities and stockholders’ equity	$491,072	$475,929

(1) The condensed consolidated balance sheet at June 30, 2013 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenue:
Products	$47,045	$25,023	$121,761	$98,821
Services	50,099	45,524	145,658	132,253
Total net revenue	97,144	70,547	267,419	231,074
Cost of revenue:
Cost of products	25,255	18,403	68,836	60,976
Cost of services	32,185	32,091	94,230	99,743
Total cost of revenue	57,440	50,494	163,066	160,719
Gross profit	39,704	20,053	104,353	70,355
Operating expenses:
Research and development	13,763	15,697	40,148	51,510
Selling and marketing	15,310	12,646	44,026	41,296
General and administrative	11,106	16,745	33,656	45,479
Total operating expenses	40,179	45,088	117,830	138,285
Loss from operations	(475)	(25,035)	(13,477)	(67,930)
Other expense, net	(3,312)	(5,565)	(9,547)	(8,849)
Loss before provision for income taxes	(3,787)	(30,600)	(23,024)	(76,779)
Provision for income taxes	878	603	2,615	1,867
Loss from continuing operations	(4,665)	(31,203)	(25,639)	(78,646)

Loss from discontinued operations (Note 9):
Loss from operations of a discontinued variable interest entity	—	—	—	(3,505)
Impairment of indefinite lived intangible asset of discontinued variable interest entity	—	—	—	(12,200)
Loss from deconsolidation of a variable interest entity	—	—	—	(3,442)
Loss from discontinued operations, net of tax of $0	—	—	—	(19,147)
Loss from discontinued operations attributable to non-controlling interest	—	—	—	(13,289)
Loss from discontinued operations attributable to stockholders	—	—	—	(5,858)

Net loss attributable to stockholders	$(4,665)	$(31,203)	$(25,639)	$(84,504)

Loss per share attributable to stockholders
Basic and diluted - continuing operations	$(0.06)	$(0.42)	$(0.34)	$(1.08)
Basic and diluted - discontinued operations	$—	$—	$—	$(0.08)
Basic and diluted - net loss	$(0.06)	$(0.42)	$(0.34)	$(1.16)
Weighted average common shares used in computing loss per share
Basic and diluted	76,382	74,016	75,447	72,953

Net loss attributable to stockholders	$(4,665)	$(31,203)	$(25,639)	$(84,504)
Foreign currency translation adjustment	(121)	(82)	102	(446)
Unrealized gain on investments, net of tax	32	—	391	—
Comprehensive loss	$(4,754)	$(31,285)	$(25,146)	$(84,950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Loss from continuing operations	$(25,639)	$(78,646)
Loss from discontinued operations	—	(19,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,546	19,845
Impairment of indefinite lived intangible asset	—	12,200
Share-based compensation	8,243	6,119
Amortization of debt issuance costs	1,053	451
Amortization of premium on investments	1,296	—
Accretion of interest on long-term debt	3,519	3,192
Provision for (recovery of) bad debt	(546)	(317)
Provision for write-down of inventories	2,092	1,718
Loss on disposal of property and equipment	90	585
Gain on previously held equity interest in Morphormics	—	(662)
Loss from deconsolidation of a variable interest entity	—	3,442
Changes in assets and liabilities:
Restricted cash	(173)	(1,050)
Accounts receivable	(1,988)	13,238
Inventories	(14,841)	(12,248)
Prepaid expenses and other assets	(5,219)	242
Deferred cost of revenue	(1,374)	(2,333)
Accounts payable	2,329	(2,197)
Accrued liabilities	10,940	(12,313)
Customer advances	4,226	(2,185)
Deferred revenue	1,280	8,125
Net cash provided by (used in) operating activities	834	(61,941)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(9,615)	(11,621)
Purchase of intangible asset	—	(232)
Purchase of investments	(30,422)	—
Sale and maturity of investments	44,593	—
Acquisition of business, net of cash acquired (note 6)	—	(3,861)
Net cash provided by (used in) investing activities	4,556	(15,714)
Cash Flows From Financing Activities
Proceeds from employee stock plans	7,414	5,555
Taxes paid related to net share settlement of equity awards	(220)	—
Proceeds from debt, net of costs	—	110,462
Net cash provided by financing activities	7,194	116,017
Effect of exchange rate changes on cash and cash equivalents	2,116	(340)
Net increase in cash and cash equivalents	14,700	38,022
Cash and cash equivalents at beginning of period	73,313	143,504
Cash and cash equivalents at end of period	$88,013	$181,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Accuray Incorporated (together with its subsidiaries, the “Company” or “Accuray”) is incorporated in Delaware. The Company designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company conducts its business worldwide. The Company has its headquarters in Sunnyvale, California, with additional locations worldwide.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending June 30, 2014, for any other interim period or for any future year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended June 30, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 2 to those audited consolidated financial statements.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013, although retrospective application is permitted. The Company is currently assessing the impact of this guidance, if any, on its condensed consolidated financial statements.

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

For the three and nine months ended March 31, 2014 and 2013, there were no customers that represented 10% or more of total net revenue. At March 31, 2014, one customer accounted for 15% of the Company’s total accounts receivable. At June 30, 2013, one customer accounted for 10% of accounts receivable.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Numerator:
Loss from operations used in computing loss per share from continuing operations	$(4,665)	$(31,203)	$(25,639)	$(78,646)
Loss from discontinued operations used in computing loss per share from discontinued operations	$—	$—	$—	$(5,858)
Net loss used in computing net loss per share	$(4,665)	$(31,203)	$(25,639)	$(84,504)
Denominator:
Weighted average shares used in computing basic and diluted loss per share	76,382	74,016	75,447	72,953

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSUs), Market Stock Units (MSUs) and Performance-based Stock Units (PSUs), and the purchase of shares under the Employee Stock Purchase Plan (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. The 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”) and the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive. For the three and nine months ended March 31, 2014 and 2013, the potentially dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of
	March 31,
	2014	2013
Stock options	3,416	5,257
RSUs, PSUs and MSUs	4,229	3,321
3.75% Convertible Notes	10,560	10,560
3.50% Convertible Notes	21,576	21,576
Total	39,781	40,714

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Americas	$32,224	$28,372	$106,248	$99,262
Europe, Middle East, India and Africa	40,419	25,290	93,320	78,246
Asia (excluding Japan and India)	10,096	8,496	27,762	29,154
Japan	14,405	8,389	40,089	24,412
Total	$97,144	$70,547	$267,419	$231,074

Information regarding geographic areas in which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	March 31,	June 30,
	2014	2013
Americas	$32,035	$31,797
Europe, Middle East, India and Africa	1,314	1,431
Asia (excluding Japan and India)	421	498
Japan	769	1,007
Total	$34,539	$34,733

2. Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, were $2.8 million and $2.9 million at March 31, 2014 and June 30, 2013, respectively, and are included in Other Assets in the condensed consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of March 31, 2014 and June 30, 2013, respectively.

Inventories

Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2014	2013
Raw materials	$39,536	$33,721
Work-in-process	22,736	20,564
Finished goods	32,816	27,307
Inventories	$95,088	$81,592

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	June 30,
	2014	2013
Furniture and fixtures	$5,473	$6,506
Computer and office equipment	10,566	9,481
Software	10,682	9,586
Leasehold improvements	18,054	19,199
Machinery and equipment	38,848	37,371
Shared ownership systems	6,265	4,979
Construction in progress	5,746	3,084
	95,634	90,206
Less: Accumulated depreciation	(61,095)	(55,473)
Property and equipment, net	$34,539	$34,733

Depreciation expense related to property and equipment for the three and nine months ended March 31, 2014 was $3.0 million and $9.1 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended March 31, 2013 was $3.7 million and $11.6 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months
	Ended	Year Ended
	March 31,	June 30,
	2014	2013
Balance at the beginning of the period	$59,368	$59,215
Addition related to acquisition	—	77
Currency translation and other adjustments	(1,266)	76
Balance at the end of the period	$58,102	$59,368

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

Intangible Assets

The Company’s intangible assets associated with completed acquisitions at March 31, 2014 and June 30, 2013 are as follows (in thousands):

		March 31, 2014			June 30, 2013
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)
Developed technology	5 - 6	$46,746	$(21,240)	$25,506	$46,747	$(15,276)	$31,471
Distributor license	1.5 - 2.5	2,036	(2,036)	—	2,043	(1,618)	425
		$48,782	$(23,276)	$25,506	$48,790	$(16,894)	$31,896

In the quarter ended September 30, 2012, the Company recorded an impairment charge of $12.2 million relating to the CPAC in-process research and development (“IPR&D”) asset, which was presented as part of loss from discontinued operations (Note 9).

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2014 and June 30, 2013.

Amortization expense related to intangible assets for the three and nine months ended March 31, 2014 was $2.0 million and $6.4 million, respectively. Amortization expense related to intangible assets for the three and nine months ended March 31, 2013 was $2.2 million and $8.2 million, respectively.

The estimated future amortization expense of purchased intangible assets as of March 31, 2014 is as follows (in thousands):

Year Ending June 30,	Amount
2014 (remaining 3 months)	$1,988
2015	7,953
2016	7,953
2017	7,568
2018	44
Thereafter	—
$25,506

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	March 31, 2014
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$74,736	$—	$—	$74,736	$—
Level 1
Certificates of deposit	9,394	—	—	9,394	—
Money market funds	3,883	—	—	3,883	—
	13,277	—	—	13,277	—
Level 2
Corporate notes	86,074	38	(103)	—	86,009
Total	$174,087	$38	$(103)	$88,013	$86,009

	June 30, 2013
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$60,082	$—	$—	$60,082	$—
Level 1
Certificates of deposit	15,365	—	—	12,758	2,607
Money market funds	473	—	—	473	—
	15,838	—	—	13,231	2,607
Level 2
Commercial paper	3,993	—	(1)	—	3,992
Corporate notes	94,941	—	(456)	—	94,485
	98,934	—	(457)	—	98,477
Total	$174,854	$—	$(457)	$73,313	$101,084

The Company’s Level 2 investments in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of March 31, 2014. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. As of March 31, 2014, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended March 31, 2014.

Contractual maturities of available-for-sale securities at March 31, 2014 were as follows (in thousands):

	March 31, 2014
	Amortized Cost	Fair Value
Due in 1 year or less	$29,560	$29,570
Due in 1-2 years	28,559	28,552
Due in 2-3 years	27,955	27,887
	$86,074	$86,009

The following table summarizes the carrying values and estimated fair values of our long-term debt (in thousands):

	March 31, 2014		June 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$87,287	$121,070	$83,768	$96,560
3.50% Convertible Notes	115,000	219,989	115,000	144,302
Total	$202,287	$341,059	$198,768	$240,862

The long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

5. Commitments and Contingencies

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2013. There have been no material changes outside of the ordinary course of business in those obligations during the three and nine months ended March 31, 2014.

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

Best Medical Patent Litigation

On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. In December 2010, Best Medical amended its complaint by claiming that the Company also infringed U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. In March 2011, the court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. Following several procedural rulings by the court, Best Medical moved to voluntarily dismiss one of the two remaining patent claims on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent (U.S. Patent No. 6,038,283) at issue in the case. The parties failed to a reach settlement during mandatory settlement conferences held in March 2013, May 2013 and April 2014. Best Medical is seeking declaratory and injunctive relief, as well as unspecified compensatory and treble damages and other relief. The Company will continue to litigate this case, and depositions of the parties’ fact witness are expected to be completed in May 2014.

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case on May 19, 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court granted the Company’s motion for sanctions, in part, and gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary Systems’ amended complaint and set a calendar for discovery. The court ruled on the amended complaint, and the parties have started discovery, which was originally expected to be completed by October 2013.  The parties jointly asked the court to extend discovery until February 2014.  The Company filed a motion for summary judgment and, on September 11, 2013, the court held a hearing on the Company’s motion for summary judgment and to stay discovery pending the ruling on the summary judgment motion. On December 5, 2013, the court ruled in favor of the Company. Rotary Systems filed its notice of appeal on January 29, 2014.  On April 14, 2014, Rotary Systems filed its “Brief and Addendum of Appellant” with the court.  Unless it seeks an extension, the Company’s responsive brief will be due on May 19, 2014.

Sarif Biomedical Patent Litigation

On January 28, 2013, Sarif Biomedical filed a patent infringement complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges the Company’s CyberKnife System directly infringes U.S. Patent No. 5,755,725 and seeks unspecified monetary damages for the alleged infringement. Accuray filed an answer to the complaint in March 2013. The court has not yet issued a scheduling order.

Cowealth Medical

On February 27, 2014, Cowealth Medical Holding Co., Ltd. (“Cowealth”), Accuray’s former distributor in China, submitted a request for arbitration with the International Chamber of Commerce International Court of Arbitration (“ICC”) alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth’s confidential information.  Cowealth is seeking damages and injunctive relief.  Accuray’s answer and counterclaim are due to be submitted to the ICC on May 7, 2014.  Due to the preliminary nature of this litigation, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2014.

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

7. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Cost of revenue	$575	$477	$1,498	$1,043
Research and development	766	462	1,900	1,455
Selling and marketing	569	256	1,483	803
General and administrative	1,350	873	3,362	2,818
	$3,260	$2,068	$8,243	$6,119

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

The following table presents the carrying value of the 3.75% Convertible Notes as of March 31, 2014 (in thousands):

March 31, 2014
3.75% Convertible Note
Carrying amount of the equity conversion component	$23,189
Principal amount of the 3.75% Convertible Notes	$100,000
Unamortized debt discount (1)	(12,713)
Net carrying amount	$87,287

(1)As of March 31, 2014, the remaining period over which the unamortized debt discount will be amortized is 28 months.

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

 In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Notes did not require bifurcation and separate accounting. The $115.0 million principal amount of the 3.50% Convertible Notes has been recorded in Long-term Debt on the condensed consolidated balance sheet as of March 31, 2014.

In April 2014, through a series of transactions, the Company refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes with approximately $70.3 million aggregate principal amount of the Company’s new 3.50% Series A Convertible Senior Notes due 2018 (the “New Notes”). In connection with such transactions, the Company also paid approximately $0.4 million in cash to the holders of the 3.50% Convertible Notes that participated in the refinancing. The New Notes have the same interest rate, maturity and other terms as the 3.50% Convertible Notes, except that the New Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s option. Following such transactions, approximately $44.7 million aggregate principal amount of the 3.50% Convertible Notes remained outstanding. See Note 12, “Subsequent Events,” for more discussion of the issuance of the New Notes in April 2014.

A summary of interest expense related to the 3.75% Convertible Notes and the 3.50% Convertible Notes for the three and nine months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Interest expense related to contractual interest coupon	$1,943	$1,441	$5,831	$3,316
Interest expense related to amortization of debt discount	1,205	1,093	3,519	3,192
Interest expense related to amortization of debt issuance costs	361	226	1,053	451
	$3,509	$2,760	$10,403	$6,959

9. Loss From Discontinued Operations

In April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. Between the date of formation of CPAC through December 2012, the Company and TomoTherapy contributed both cash and intellectual property to CPAC, resulting in a combined equity interest of approximately 15.4% of the outstanding stock of CPAC and approximately 16.3% on a fully diluted basis. As of the Company’s acquisition of TomoTherapy on June 10, 2011, the Company determined that CPAC was a variable interest entity, as CPAC depended on the Company, TomoTherapy and other investors to fund its operations. Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity with the power to direct the activities of the venture that most significantly impact the venture’s economic performance and with the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. Although the Company and its subsidiary held less than a 50% ownership interest in CPAC, it was determined that the Company met these two characteristics, and therefore, was the primary beneficiary of CPAC. The Company consolidated the results of operations of CPAC from June 10, 2011 to December 21, 2012.

On December 21, 2012, the Company and CPAC entered into a Purchase Agreement and Release, or Purchase Agreement, which provided for all the equity and debt investments held by the Company in CPAC to be purchased by CPAC for a nominal consideration. In addition, the Company assigned all its rights to the Dielectric Wall Accelerator technology licensed from Lawrence Livermore National Security, LLC, to CPAC. As a result of the Purchase Agreement, the Company concluded that it was no longer the primary beneficiary of CPAC since it did not have any variable interest in CPAC. In the second quarter of fiscal 2013, the Company deconsolidated CPAC and recorded a loss of $3.4 million, resulting from the write-down of the carrying value of CPAC’s net liabilities, the write-off of receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded during the nine months ended March 31, 2013 have been disclosed as discontinued operations in the condensed consolidated statements of operations and comprehensive loss.

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

The components of accumulated other comprehensive income in the equity section of the balance sheets are as follows (in thousands):

	March 31,	June 30,
	2014	2013
Net unrealized loss on short-term investments, net of taxes	$(65)	$(457)
Cumulative foreign currency translation gain	2,440	2,339
Accumulated other comprehensive income	$2,375	$1,882

12. Subsequent Events

On April 17, 2014, the Company entered into note exchange agreements with certain holders (the “Participating Holders”) of the 3.50% Convertible Notes (see Note 8, “Debt”) to refinance approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes with approximately $70.3 million aggregate principal amount of the New Notes. Pursuant to the note exchange agreements, the Company also paid the Participating Holders an aggregate of approximately $0.4 million in cash in connection with such transactions. The principal amount of 3.50% Convertible Notes refinanced for each $1,000 principal amount of New Notes was $1,000 and the amount in cash paid per $1,000 principal amount of such 3.50% Convertible Notes delivered was determined in individual negotiations between the Company and each Participating Holder. The New Notes have the same interest rate, maturity and other terms as the 3.50% Convertible Notes, except that the New Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s option. Following such transactions, approximately $44.7 million aggregate principal amount of the 3.50% Convertible Notes remain outstanding.

The $70.3 million aggregate principal amount of New Notes plus $0.4 million paid to the Participating Holders in cash will be allocated between the liability and equity conversion components of the New Notes. As a result of this allocation, the liability component will be measured based on the fair value of the New Notes which will be discounted using the Company’s market interest rate for nonconvertible debt. The residual amount will be allocated to stockholders’ equity. The discounted debt will be accreted up to its face value resulting in additional non-cash interest expense being recognized in subsequent periods within the Company’s consolidated statements of operations and comprehensive loss. As of May 7, 2014, the allocation between total liabilities and stockholders’ equity had not been finalized.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2014 and results of operations for the three and nine months ended March 31, 2014 and 2013 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: expectations related to profitability and cash flows in fiscal 2014; sufficiency of cash resources and expected cash flows to fund future operations; expected uses of cash during fiscal 2014; the anticipated drivers of our future capital requirements; the anticipated successful modification of the MLC for the CyberKnife Systems, the timing of its release and its impact on our business; the impact of our prior sales reorganization on sales performance, particularly in the United States; the expected impact of and benefits from our restructuring of operations; anticipated increases in service revenue; our expectations regarding the factors that will impact sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our expectations regarding the impact on our revenues and business of the introduction of our new CyberKnife and TomoTherapy Systems; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar; and the impact of recent legislation and regulation on our business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including risks detailed from time to time under the heading “Risk Factors” in Part II, Item 1A of this report, in Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2013 and in Part II, Item 1A of the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2013 and December 31, 2013. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

In October 2012, we introduced our CyberKnife M6 Series Systems that have the option of: fixed collimator, iris collimator, and/or multi-leaf collimator, or MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems has experienced low manufacturing yields and has been able to deliver only a small number of units. Our life-cycle testing revealed that the initial units did not have the durability that we, and our customers, expect in our products. Currently we expect a limited release of the MLC for the CyberKnife Systems in June of 2014. Our expectation is that the device will have original design specifications, but will be produced with modifications to our supply chain and quality control processes to ensure improved yield and durability. While we are confident in our path forward, due to the complexity of the MLC, there is still some risk in this project that could cause further delays. In the meantime, and despite the delay in the launch of the MLC upgrade, we are continuing to book orders and install the CyberKnife M6 Series Systems with fixed and iris collimators.

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

Sale of Our Products

Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a signed sales contract that meets backlog criteria could generally span six months to two years. The time from receipt of a signed contract to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system. This time varies significantly, generally from six months to two years.

In the United States, while we primarily market to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization, we also market to customers through a distributor and group purchasing organizations. Outside the United States, we market to customers directly and through distributors. We have sales and service offices in many countries in Europe, Japan and other countries in Asia, South America, and other countries throughout the world.

Backlog

We report backlog in the following manner:

•                  Products: Orders for systems and upgrades excluding those acquired through the upgrade rights included in certain service contracts are reported in backlog, excluding amounts attributable to PCS (warranty period services and post warranty services), installation, training and professional services.

•                  Service: Orders for PCS, upgrades acquired through the upgrade rights included in certain service contracts, installation services, training and professional services are not reported in backlog.

For orders that cover both products and services, only the portion of the order that will be recognized as product revenue is reported as backlog. The portion of the order that will be recognized as service revenue (for example, PCS) is not included in reported backlog. Product backlog totaled $353.6 million as of March 31, 2014. This included $37.1 million of orders for either new CyberKnife M6 Systems configured with an MLC or orders for MLC units to upgrade existing installed CyberKnife M6 Systems. Additionally, for $37.5 million of CyberKnife orders, the customer has the option to upgrade to the new platform (M6) if the CyberKnife M6 Series is approved by regulatory authorities in its country prior to shipment. Product backlog totaled $297.9 million as of March 31, 2013.

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

Results of Operations — Three and Nine Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,					Nine Months Ended March 31,
	2014		2013		2014-2013	2014		2013		2014-2013
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	% change	Amount	% (a)	Amount	% (a)	% change
Products	$47,045	48%	$25,023	35%	88%	$121,761	46%	$98,821	43%	23%
Services	50,099	52	45,524	65	10	145,658	54	132,253	57	10
Net revenue	$97,144	100%	$70,547	100%	38%	$267,419	100%	$231,074	100%	16%
Gross profit	$39,704	41%	$20,053	28%	98%	$104,353	39%	$70,355	30%	48%
Products gross profit	21,790	46	6,620	26	229	52,925	43	37,845	38	40
Services gross profit	17,914	36	13,433	30	33	51,428	35	32,510	25	58
Research and development expenses	13,763	14	15,697	22	(12)	40,148	15	51,510	22	(22)
Selling and marketing expenses	15,310	16	12,646	18	21	44,026	16	41,296	18	7
General and administrative expenses	11,106	11	16,745	24	(34)	33,656	13	45,479	20	(26)
Other expense, net	3,312	3	5,565	8	(40)	9,547	4	8,849	4	8
Provision for income taxes	878	1	603	1	46	2,615	1	1,867	1	40
Loss from discontinued operations attributable to stockholders	—	—	—	—	—	—	—	5,858	3	(100)
Net loss attributable to stockholders	$(4,665)	5%	$(31,203)	44%	(85)%	$(25,639)	10%	$(84,504)	37%	(70)%

(a)           Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net Revenue

Sales of our products outside of the Americas region account for a significant portion of our total net revenue. Revenue derived from sales outside of the Americas region was $64.9 million and $42.2 million for the three months ended March 31, 2014 and 2013, respectively, and represented 67% and 60% of our net sales during these periods, respectively. Revenue derived from sales outside of the Americas region was $161.2 million and $131.8 million for the nine months ended March 31, 2014 and 2013, respectively, and represented 60% and 57% of our net sales during these periods, respectively.

Product Net Revenue. Product net revenue increased by $22.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Product net revenue increased $19.0 million primarily due to a higher number of units sold, although the units also were sold at a higher average selling price due to product configuration mix. We recognized revenue on 15 units initially sold during the three months ended March 31, 2014 as compared to 9 units during the three months ended March 31, 2013. Additionally, in the three months ended March 31, 2014, product net revenue increased by $3.0 million due to increased revenue from cash basis collections and increased upgrade revenue.

Product net revenue increased by $22.9 million for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013. The increase in product net revenue was primarily due to a higher number of units sold offset by product mix. We recognized revenue on 46 units during the nine months ended March 31, 2014 as compared to 36 units during the nine months ended March 31, 2013.

Services Net Revenue. Services net revenue increased by $4.6 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in services net revenue of $2.6 million was attributable to an increase in our installed base and customer conversion to higher priced maintenance contracts (particularly the TomoTherapy Systems). The remaining increase of $2.0 million was primarily due to an increase in installation and training revenue due to more units installed.

Services net revenue increased by $13.4 million for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. The increase in services net revenue of $10.4 million was attributable to an increase in our installed base and customer conversion to higher priced maintenance contracts (particularly the TomoTherapy Systems). The increase of $2.8 million was primarily due to an increase in installation and training revenue due to more units installed.

Gross Profit

The overall gross profit margin for the three months ended March 31, 2014 increased by 13 percentage points as compared to the three months ended March 31, 2013. Product gross margin for the three months ended March 31, 2014 increased by 20 margin points primarily due to reduction of fixed costs per unit sold due to the increase in sales. Services gross margin for the three months ended March 31, 2014 increased by 6 margin points primarily due to cost reductions associated with increased reliability of the TomoTherapy Systems and continued revenue growth due to installed base increases and contract mix.

The overall gross profit margin for the nine months ended March 31, 2014 increased by 9 percentage points as compared to the nine months ended March 31, 2013. Product gross margin for the nine months ended March 31, 2014 increased by 5 margin points as compared to the nine months ended March 31, 2013; product gross margin was higher by 3 margin percentage points due to increased revenues reducing fixed costs per unit, and higher by 2 margin percentage points due to the reduction in intangible asset amortization related to the acquisition of TomoTherapy on June 10, 2011. Services gross margin for the nine months period ended March 31, 2014 increased by 10 margin points primarily due to cost reductions associated with the increased reliability of the TomoTherapy Systems and continued revenue growth due to the increase in installed base and contract mix.

Research and Development

Research and development expenses were $13.8 million in the three months ended March 31, 2014 as compared to $15.7 million in the three months ended March 31, 2013, which represents a decrease of $1.9 million, or 12%. The decrease was primarily due to lower compensation and compensation-related expense of $1.8 million primarily resulting from the re-organization of the research and development function during the third quarter of fiscal 2013. Project related consulting costs decreased by $1.5 million due to the completion of various research and development projects. The decrease was offset by higher bonus expense of $0.9 million and higher share-based compensation expense of $0.3 million.

Research and development expenses were $40.1 million in the nine months ended March 31, 2014 as compared to $51.5 million in the nine months ended March 31, 2013, which represents a decrease of $11.4 million, or 22%. The decrease was primarily due to lower compensation expense of $10.2 million resulting from the re-organization of the research and development function during the third quarter of fiscal 2013. Project related consulting costs decreased by $3.5 million due to the completion of various research and development projects. The decrease was offset by the higher bonus expense of $2.2 million and higher share-based compensation expense of $0.5 million.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2014 were $15.3 million as compared to $12.6 million for the three months ended March 31, 2013, which represents an increase of $2.7 million, or 21%. The increase was primarily due to a $2.5 million increase in compensation and compensation related expenses; commission expense increased by $0.7 million due to higher sales, bonus expense increased by $0.6 million, share-based compensation expense increased by $0.3 million, and other compensation related expense of $0.9 million increased mainly due to the increase in headcount.

Selling and marketing expenses for the nine months ended March 31, 2014 were $44.0 million as compared to $41.3 million for the nine months ended March 31, 2013, which represents an increase of $2.7 million, or 7%. The increase was partially attributable to a $4.9 million increase in compensation and compensation related expenses, which consisted mainly of the increase in commission expense of $2.1 million due to higher sales, $1.4 million increase in bonus expense, and $0.7 million increase in share-based compensation expense mainly due to the increase in grants of equity awards and higher value per grant. The increase was offset by lower trade show expense of $2.5 million due to the introduction of two new products at an industry trade show in October 2012.

General and Administrative

General and administrative expenses for the three months ended March 31, 2014 were $11.1 million as compared to $16.7 million for the three months ended March 31, 2013, which represents a decrease of $5.6 million, or 34%. The decrease was partially attributable to $4.9 million of severance charges incurred during the three months ended March 31, 2013 due to the restructuring of operations announced in January 2013. In addition, other payroll and contractual labor expenses decreased by $0.8 million, consulting, legal and accounting related expenses decreased by $1.0 million due to cost control initiatives, and allowance for doubtful accounts decreased by $0.4 million due to the collection of doubtful accounts receivable during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was offset by higher bonus expense of $0.8 million and higher share-based compensation expense of $0.4 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

General and administrative expenses for the nine months ended March 31, 2014 were $33.7 million as compared to $45.5 million for the nine months ended March 31, 2013, which represents a decrease of $11.8 million, or 26%. This decrease was partially attributable to $7.2 million of severance charges incurred during the three months ended December 31, 2012 for the departure of our former CEO, COO, CFO and other employees, and $1.7 million related to lease acceleration and fixed asset disposal charges from vacating an office facility during the three months ended December 31, 2012. In addition, payroll and contractual labor expenses decreased by $2.1 million and consulting, legal and accounting related expenses decreased by $2.5 million due to cost control initiatives during the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013. The decrease was offset by higher bonus expense of $1.6 million and higher share-based compensation expense of $0.4 million during the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013.

Other Expense, Net

Net other expense for the three months ended March 31, 2014 was $3.3 million as compared to $5.6 million for the three months ended March 31, 2013, which represents a decrease of $2.3 million. During the three months ended March 31, 2014, we recognized $3.5 million of interest expense related to our 3.75% Convertible Notes and 3.50% Convertible Notes, partially offset by interest income of $0.1 million from our available-for-sale investments. During the three months ended March 31, 2013, we recognized net other expense of $5.6 million primarily due to $2.8 million of interest expense related to our 3.75% Convertible Notes and 3.50% Convertible Notes and $2.5 million of foreign currency losses primarily resulting from the depreciation of the Japanese Yen against the U.S. Dollar.

Net other expense for the nine months ended March 31, 2014 was $9.5 million as compared to $8.8 million for the nine months ended March 31, 2013, which represents an increase of $0.7 million. During the nine months ended March 31, 2014, we recognized $10.4 million of interest expense related to our 3.75% Convertible Notes and 3.50% Convertible Notes, partially offset by interest income of $0.4 million from our available-for-sale investments and $0.3 million gain from foreign currency exchange. During the nine months ended March 31, 2013, we recognized net other expense of $8.8 million primarily due to $7.0 million of interest expense related to our 3.75% Convertible Notes and 3.50% Convertible Notes and $2.2 million of foreign currency losses primarily resulting from the depreciation of the Japanese Yen against the U.S. Dollar, partially offset by a $0.7 million gain on our previously held equity interest in Morphormics, Inc., resulting from our acquisition of Morphormics on July 16, 2012.

Provision for Incomes Taxes

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. Income tax expense was $0.9 million and $2.6 million for the three and nine months ended March 31, 2014, respectively, compared to income tax expense of $0.6 million and $1.9 million for the three and nine months ended March 31, 2013, respectively. The increase in tax expense of $0.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and the increase of $0.7 million for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 were primarily related to an increase in corporate earnings of our foreign subsidiaries, net of release of tax reserves on several foreign entities due to a lapse of statute of limitations during the period.

Loss from Discontinued Operations

As a result of the deconsolidation of CPAC in the second quarter of fiscal 2013, the results of operations of CPAC and the losses attributable to the non-controlling interest recorded for the three and nine month periods ended March 31, 2013 have been presented as discontinued operations.

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

Liquidity and Capital Resources

At March 31, 2014, we had $88.0 million in cash and cash equivalents and $86.0 million in short-term investments, for a total of $174.0 million. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A titled “Risk Factors” of our Form 10-K for the year ended June 30, 2013. Also refer to Note 8, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

In addition, the undistributed earnings of our foreign subsidiaries at March 31, 2014 are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of March 31, 2014, we had approximately $74.2 million of cash and cash equivalents at our foreign subsidiaries.

Our cash flows for the nine months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	Nine months ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$834	$(61,941)
Net cash provided by (used in) investing activities	4,556	(15,714)
Net cash provided by financing activities	7,194	116,017
Effect of exchange rate changes on cash and cash equivalents	2,116	(340)
Net increase in cash and cash equivalents	$14,700	$38,022

Cash Flows From Operating Activities

Net cash provided by operating activities in the nine months ended March 31, 2014 was $0.8 million, as compared to $61.9 million used in the nine months ended March 31, 2013. Net cash provided by operating activities in the nine months ended March 31, 2014 was primarily related to:

•                  Net loss of $25.6 million;

•                  Net loss was offset by non-cash items of $31.3 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, recovery of doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Increase in accounts receivable of $2.0 million as a result of increased sales of $36.3 million offset by cash collections from customers in the nine months ended March 31, 2014;

•                  Increase in inventories of $14.8 million due to increase in purchases to support sales;

•                  Increase in prepaid expenses and other assets of $5.2 million primarily due to the increase in prepaid commissions balance of $3.1 million as a result of the increase in orders and prepaid taxes of $2.9 million mostly in foreign locations;

•                  Increase in accounts payable of $2.3 million due to the increase in inventory and timing of payments;

•                  Increase in accrued liabilities of $10.9 million primarily due to the increase in accrued bonus expense of $10.6 million, increase in other accrued compensation expense of $1.4 million, partially offset by the decrease in interest payable of $1.8 million due to the timing of payments; and

•                  Increase in customer advances of $4.2 million due to the payments received for the future revenue deliverables.

Net cash used in operating activities in the nine months ended March 31, 2013 was primarily related to:

•                  Net loss of $97.8 million, comprised of $78.7 million from continuing operations and $19.1 million from discontinued operations;

•                  Net loss was offset by non-cash items of $46.6 million primarily related to depreciation of fixed assets, amortization of intangible assets, impairment charges related to in-process research and development assets, share-based compensation, loss on deconsolidation of CPAC, amortization of debt issuance costs and accretion of interest expense on the 3.75% Convertible Notes, recovery of doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Decrease in accounts receivable of $13.2 million due to lower billings;

•                  Increase in inventories of $12.2 million due to delays in manufacturing newly introduced products;

•                  Decrease in accounts payable and accrued liabilities of $14.5 million due to timing of vendor payments, payment of accrued bonuses for the prior fiscal year, reduction of compensation related accruals, payments for inventory buy-back obligations and other liabilities; and

•                  Increase in deferred revenue of $8.1 million mainly from increases in deferrals for support services due to an increase in the installed base.

Cash Flows From Investing Activities

Net cash provided by investing activities was $4.6 million for the nine months ended March 31, 2014, which primarily consisted of purchases of property and equipment of $9.6 million, purchases of investments of $30.4 million and sales and maturities of short-term investments of $44.6 million.

Net cash used in investing activities was $15.7 million for the nine months ended March 31, 2013, which primarily consisted of the purchase of property and equipment of $11.6 million and $3.9 million related to the acquisition of Morphormics.

Cash Flows From Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2014 was $7.2 million, attributable to $7.4 million from proceeds from employee stock plans, partially offset by $0.2 million of taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities was $116.0 million for the nine months ended March 31, 2013. In February 2013, we issued the 3.50% Convertible Notes for net proceeds of $110.5 million. In addition, we received $5.5 million attributable to proceeds from the exercise of common stock options and the purchase of common stock under our equity compensation plans during the nine months ended March 31, 2013.

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

During the three and nine months ended March 31, 2014, there have been no changes to the critical accounting policies and estimates as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2013, which we believe are those related to revenue recognition, business combinations and intangible asset impairment, inventories, share-based compensation expense, income taxes, loss contingencies and corporate bonus expense and accruals.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at March 31, 2014 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $86.0 million at March 31, 2014. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$1,262	$943	$626	$312	$(310)	$(617)	$(923)	$(1,226)

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

On April 24, 2014, we issued approximately $70.3 million aggregate principal amount of New Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 187.6877 shares of common stock per $1,000 principal amount of the New Notes, which is equivalent to a conversion price of approximately $5.33 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.33 upon conversion of the New Notes. For every $1 that the share price of our common stock exceeds $5.33, we expect to issue an additional $13.2 million in cash or shares of our common stock, or a combination thereof, if all of the New Notes are converted.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.               Legal Proceedings.

Please refer to Note 5, Commitments and Contingencies, to the condensed consolidated financial statements above for a description of certain legal proceedings currently pending against the Company.  From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 1A.            Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2013, as updated in Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended September 30, 2013 and December 31, 2013, and is incorporated herein by reference. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filings. Any risk factor included below supersedes the description of the relevant risk factor in such filings. Other than the items discussed below, there have been no material changes in our risk factors since such filings.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of March 31, 2014, we had an accumulated deficit of $345.3 million. We may incur net losses in the future, particularly as we resolve manufacturing and supply issues with the MLC option for our new CyberKnife M6 Series and improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems and to control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

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

In November 2013, the centers for Medicare and Medicaid Services, or CMS, issued the 2014 Medicare payment rates for hospital outpatient services, for physicians, and services performed in the freestanding center setting for calendar year 2014. When compared to the prior year, the 2014 reimbursement rates are modestly higher or flat for conventional radiotherapy (IMRT and 3D conformal). For radiosurgery, some reimbursement rates significantly increased and others moderately decreased when compared to the prior year. Such decreases could have a negative impact on the continued use of our products by existing customers and our ability to obtain new customers. CMS reviews such rates annually, and could implement more significant changes in future years, which could discourage existing and potential customers from purchasing or using our products.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2014, customer contracts with extended payment terms of more than one year amounted to less than 5% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our future revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At March 31, 2014, we had $88.0 million in cash and cash equivalents and $86.0 million in investments. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in money market funds and certificates of deposit. The investments are managed by third party financial institutions and consist of U.S. corporate debt securities and commercial paper. To date, we have experienced no realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our major stockholders own approximately 43% and directors and executive officers own approximately 0.9% of our outstanding common stock as of March 31, 2014, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of March 31, 2014, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 43% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 0.9% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Future issuances of shares of our common stock could dilute the ownership interests of our stockholders.

Any issuance of equity securities could dilute the interests of our stockholders and could substantially decrease the trading price of our common stock. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding options or for other reasons.

On August 1, 2011, we issued $100 million aggregate principal amount of our 3.75% Convertible Notes, and in February 2013, we issued $115 million aggregate principal amount of our 3.50% Convertible Notes. In April 2014, we issued approximately $70.3 million aggregate principal amount of our New Notes and paid approximately $0.4 million in cash to refinance approximately $70.3 million aggregate principal amount of our 3.50% Convertible Notes. Following such transactions, approximately $44.7 million aggregate principal amount of the 3.50% Convertible Notes remained outstanding. To the extent we issue common stock upon conversion of the Convertible Notes, that conversion would dilute the ownership interests of our stockholders.

Increased leverage as a result of our Convertible Notes offerings may harm our financial condition and operating results.

As of March 31, 2014, we had total consolidated long-term liabilities of approximately $216.9 million, including the liability component of the 3.75% Convertible Notes in the amount of $87.3 million and the 3.50% Convertible Notes in the amount of $115.0 million.

In April 2014, we refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes held by the Participating Holders with approximately $70.3 million aggregate principal amount of the New Notes. In connection with such transactions, we also paid the Participating Holders approximately $0.4 million in cash.

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

None.

(b)           Use of Proceeds from Public Offering of Common Stock

None.

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Mine Safety Disclosures

Not applicable.

Item 5.               Other Information

None.

Item 6.               Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Consulting Services Agreement by and between Registrant and Darren J. Milliken effective as of February 3, 2014	—	—	—	—	X
10.2	2007 Employee Stock Purchase Plan, as amended	—	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	—	—	—	—
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:   May 7, 2014