Form 10-K
period 2014-06-30
ACCURAY INC
filed 2014-08-29
CIK 1138723

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

Registrants' telephone number, including area code: (408) 716-4600

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

         Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 31, 2013, the last business day of the registrant's most recently completed second fiscal quarter was: $320,685,967. Shares of the registrant's common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 15, 2014, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 77,300,200

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2014 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2014

FORM 10-K

ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding future revenues and expenses, marketing efforts, reimbursement rates, regulatory requirements, future orders, radiation therapy market, our strategy, our products, intellectual property rights, and our earnings or other financial results, and other statements using words such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "intends," "may," "plans," "projects," "should," "will" and "would," and words of similar import and the negatives thereof. Accuray Incorporated ("we," "our, or the "Company") has based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. Factors that could cause our actual results to differ materially include those discussed under "Risk Factors" in Part I, Item 1A of this report. We undertake no obligation to update or revise any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

 PART I

Item 1.    BUSINESS

The Company

        Accuray Incorporated is a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions. Our leading edge technologies are designed to deliver advanced radiation therapy, including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. Our suite of products includes the CyberKnife® Systems and the TomoTherapy® Systems. The systems are complementary offerings, optimized to serve separate patient populations treated by the same medical specialty, with advanced capabilities that offer increased treatment flexibility.

        The CyberKnife Systems are fully robotic stereotactic radiosurgery systems, or SRS, and stereotactic body radiation therapy systems, or SBRT, used to treat multiple types of cancer and tumors throughout the body. The CyberKnife Systems automatically track, detect and correct for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation with sub-millimeter accuracy while patients breathe normally, without manual user intervention. Treatment with the CyberKnife Systems requires no anesthesia, and can be performed in one to five staged treatment sessions on an outpatient basis. In addition, the CyberKnife Systems are designed to minimize many of the risks and complications associated with other treatment options. The latest generation CyberKnife M6 Series System which includes fixed and iris collimators as well as an anticipated multi-leaf collimator, or MLC, has improved throughput, motion tracking and treatment flexibility over previous generation systems.

        The TomoTherapy Systems are used to treat a wide range of cancers and tumors, and enable efficient daily imaging to ensure the accuracy of the patient position before each treatment delivery. The TomoTherapy Systems operate on ring gantries and combine integrated computer tomography, or CT, imaging with intensity modulated radiation therapy, or IMRT, which is designed to deliver radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. The latest generation TomoTherapy System is the Tomo H TM Series that includes the following options: TomoHelicalTM, TomoDirectTM, High Performance VoLo TM Planning and TomoEdge dynamic jaws. The system configuration depends on the options chosen by the customer.

        We also factory refurbish and sell CyberKnife M6 Series Systems, CyberKnife VSI Systems, TomoTherapy HDA Series Systems and TomoTherapy Hi-Art Systems.

        We were incorporated in California in 1990 and commenced operations in 1992. We reincorporated in Delaware in 2007. Our principal offices are located at 1310 Chesapeake Terrace, Sunnyvale, CA 94089, and our telephone number is (408) 716-4600.

Market Overview

        Despite significant improvements in cancer diagnosis and treatment, cancer rates continue to increase globally and are a leading cause of death. According to the International Agency for Research on Cancer, the specialized cancer agency of the World Health Organization, annual cancer rates around the world are projected to increase by over 56% to 22.0 million new cases in the year 2030 from 14.1 million cases in 2012. Since 2010, cancers are estimated to have been the leading cause of death. In the United States, cancer is the second leading cause of death after heart disease.

        Cancers can be broadly divided into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood-borne cancers, such as leukemia. The American Cancer Society (ACS) estimates that solid tumor cancers will account for approximately 1.5 million, or approximately 91% of new cancer cases diagnosed annually, and will account for approximately 0.5 million cancer related deaths in the United States.

        Traditional methods for the treatment of solid tumor cancers include chemotherapy, surgery and radiation therapy. Currently, the most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high-energy radiation generated by medical equipment external to the patient. Linear accelerators, commonly referred to as linacs, have been widely used for radiation therapy for over 30 years. Linacs represent the largest product segment within the global radiation therapy equipment market which was estimated to have a market size of approximately $3.2 billion in 2013, according to the November 2013 Radiation Therapy Equipment Report by Global Industry Analysts, Inc. Increasing preference for non-surgical options is another major factor promoting radiotherapy. Approximately 60% of cancer patients worldwide will undergo some form of radiation therapy during the course of their treatment. While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linacs to adequately treat their domestic cancer patient populations. We believe increasing demand for advanced medical treatments in many international markets and growth in cancer incidences worldwide will continue to drive demand for advanced linacs in the coming years.

Radiation Therapy

        Radiation therapy is used to treat a wide range of cancer and tumor types. Radiation therapy works by exposing clusters of cancer cells, or tumors, to a dose of high energy radiation sufficient to cause cell death. During external beam radiation therapy, the clinician's goal is to target radiation delivery to the tumor as precisely as possible in order to maximize the radiation dose delivered to cancerous tissue and minimize the exposure of healthy tissue. Recent advances in radiation therapy technologies have allowed clinicians to further improve the ability to target the radiation dose more precisely at cancer cells while minimizing the exposure of healthy tissue. These advances include the following:

  Intensity modulated radiation therapy.    Intensity modulated radiation therapy involves varying, or modulating, the radiation beam intensity across the treatment area. This technique aims to conform the high dose region of the radiation beam more closely with the shape of the tumor, enabling the delivery of higher doses of radiation to tumors with a reduced impact on surrounding healthy tissue.

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

  Radiosurgery and Stereotactic Body Radiation Therapy.    Radiosurgery originated for tumors in the brain (intracranial tumors) in a single treatment session (referred to as a fraction). However, depending on the proximity of normal healthy tissue to the tumor, there was a need for delivering radiosurgery in smaller daily doses by dividing the prescription dose into one to five fractions. The ability to deliver fractionated intracranial radiosurgery was developed to meet this need. Additionally, the same tumor ablation techniques for the brain have been extended to the treatment of targets anywhere in the body, often referred to as Stereotactic Body Radiation Therapy, or SBRT. To achieve the accuracy and precision required for both radiosurgery and SBRT, image guidance during treatment and a wide range of beam angles are critical for treatment.

  Adaptive radiation therapy.    Adaptive radiation therapy involves adjusting a patient's radiation therapy plan during or between fractions to account for changes in the patient's anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. While there is no widely accepted definition of adaptive radiation therapy, it has been characterized to include as little as an adjustment to the physical position of the patient relative to the radiation source prior to treatment, as occurs during IGRT, rather than an adjustment to the treatment plan. Our approach is based on the belief that adaptive radiation therapy requires monitoring and adjustments to the treatment plan facilitated by both the regular acquisition of updated quantitative images showing the location, size, shape and density of the tumor, and verification of the radiation dose received by the patient throughout the entire course of treatment.

  Hypofractionation.    Higher doses of radiation have been shown to yield greater local control of the tumor. The advent of innovative technological features in radiation therapy treatment planning and delivery has enabled clinicians to maximize the radiation dose administered to tumors in the patient, improving local tumor control and, in some cases, improving patient survival rates. Hypofractionation is an evolving radiation therapy technique that involves reducing the number of fractions and delivering larger doses of radiation per fraction. The benefits of hypofractionation include patient convenience as a result of fewer treatment visits and more efficient use of radiation therapy systems. Stereotactic radiation therapy and stereotactic radiosurgery procedures, in which treatment is provided in one to five sessions, are extreme examples of hypofractionation. Hypofractionation has been used to date to treat only a limited number of tumor types. These tumors are generally small and are located in specific, sensitive regions of the body, such as the head and neck, spinal cord, lung and prostate, where the very high intensity radiation involved in dose escalation increases the need for a radiation delivery system that is capable of locating tumors and delivering radiation with high precision.

        Despite advances in radiation therapy techniques, most commercially available radiation therapy systems from other manufacturers still present significant limitations that restrict clinicians' ability to provide the most precise treatment possible. These limitations include:

  Limited versatility and precision.    The C-arm configuration of traditional radiation therapy systems has a limited range and speed of motion due to its size and mechanical structure. Most existing MLCs, which modulate or shape the radiation beams, have mechanical limitations that reduce their beam-shaping ability and the speed at which they operate. These design elements limit the motion and dynamic range of IMRT intensities capable of being delivered by traditional radiation therapy systems and often make it challenging to deliver radiation from the range of angles employed by more precise products. These limited treatment angles reduce the ability to deliver precisely targeted radiation that minimizes exposure to healthy tissue. Such imprecision may prevent clinicians from treating tumors near sensitive anatomic structures, such as the eye or the spinal cord, or from re-treating patients in an area of the body that was previously exposed to radiation and may be unable to tolerate additional exposure.

  Limited ability to provide frequent, quantitative images.    Precise radiation therapy requires frequent images that accurately depict the size, shape and location of the tumor. Many traditional radiation therapy systems use imaging technologies that are not generally used on a daily basis to generate a quantitative assessment of the patient's and/or target volume's position due to concerns about the additional radiation exposure. In addition, traditional radiation therapy systems measure the amount of radiation emitted by the device based on the system's performance specifications. This calculation does not provide the clinician with data regarding the amount of radiation that was received by the patient or what tissue within the patient's body received any particular amount of radiation. Since it is common for internal organs to shift and for the size of the tumor to change during the course of treatment, failure to obtain updated images and adapt the patient and/or plan throughout the course of treatment may result in a portion, or potentially all, of the radiation dose missing the tumor and instead being absorbed by healthy tissue.

  Failure to integrate multiple functions.    The basic architecture for traditional radiation therapy systems pre-dates many recent advances and they therefore do not possess integrated imaging, treatment planning, dose verification or quality assurance capabilities necessary for more advanced treatment protocols. Some systems subsequently have been adapted to include certain elements of this functionality by incorporating modular add-on devices to legacy linac designs. These separate modular components can provide imaging, treatment planning, quality assurance procedures or post-treatment analysis functionality. However, this add-on architectural approach can have safety, accuracy, and workflow implications because the onus for checking proper operation often falls back to manual methods.

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

        Continue to expand the radiosurgery market.    While radiosurgery has traditionally been used to treat brain tumors, the CyberKnife Systems received U.S. Food and Drug Administration, or FDA, clearance in 2001 to treat tumors anywhere in the body where radiation is indicated. Our system data demonstrate that over 55% of CyberKnife utilization is for cancers and tumors in the body in places other than the brain. There are now hundreds of peer-reviewed publications supporting use of CyberKnife in treatment of various cancer and tumor types.

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

        Expand sales in international markets.    We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. We currently have regional offices in Morges, Switzerland, Paris, France, Brussels, Belgium, Hong Kong, China, Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. Combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region and Latin America, our sales and distribution channels cover more than 92 countries. However, many of these countries are not highly developed at this time and therefore sales opportunities may be limited. We intend to increase our international revenue by focused additions of direct sales and marketing personnel in targeted areas to further penetrate our most promising international markets, and additional distributors where opportune.

        Strategic partnerships and joint ventures.    We intend to pursue strategic partnerships and joint ventures we believe will allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with our customers. For example, in fiscal 2011, we completed the acquisition of TomoTherapy Inc., a creator of advanced radiation therapy solutions for cancer care. In July 2012, we completed the acquisition of Morphormics, Inc., a privately-held company based in North Carolina, which is a developer of medical imaging software systems.

Our Products

        Our suite of products includes the CyberKnife® Systems and the TomoTherapy® Systems.

The CyberKnife Systems

        Our principal radiosurgery products are the CyberKnife Systems, a robotic full-body radiosurgery system designed to treat tumors anywhere in the body non-invasively, which include the CyberKnife M6 Series with configuration options of fixed collimators plus iris variable aperture collimator (FI), fixed collimators plus the InCiseTM multi-leaf collimator (FM) and fixed collimators plus iris variable aperture collimator plus the InCise multi-leaf collimator (FIM).

        Using continual image guidance technology and computer controlled robotic mobility, the CyberKnife Systems are designed to deliver precise radiation from a wide array of beam angles and automatically track, detect and correct for tumor and patient movement in real-time throughout the treatment. This design is intended to enable the CyberKnife Systems to deliver high-dose radiation with precision, which minimizes damage to surrounding healthy tissue and eliminates the need for invasive head or body stabilization frames. Our patented image-guidance technology correlates low dose, real-time treatment X-rays with images previously taken with a CT scan of the tumor and surrounding tissue to direct each beam of radiation with increased precision versus treatments without this real-time feedback. This, in turn, enables delivery of a highly conformal, non-isocentric dose of radiation to the tumor, with minimal radiation delivered to surrounding healthy tissue. With its autonomous ability to track, detect and correct for even the slightest tumor and patient movement throughout the entire treatment, the CyberKnife System is intended to provide clinicians with an effective and accurate treatment.

        Our newest configurations of CyberKnife Systems include the following:

        The CyberKnife M6 Series with configurations of FI, FM and FIM.    The M6 Series is FDA approved to be used with any of the following options: an iris collimator (I) or a multi-leaf collimator (M). With the InCise™ MLC, larger tumors previously thought untreatable with radiosurgery and SBRT are able to be treated efficiently and with unrivaled accuracy and tissue sparing. The InCise MLC and IMRT planning tools enable expansion of indications that can be treated with a CyberKnife to include many IMRT indications. The CyberKnife® M6™ Series includes disease-specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, treatment speeding improvements, more options to configure the treatment room, expanded number of nodes leading to more coverage and sparing of healthy tissue.

        CyberKnife VSI System.    The CyberKnife VSI System, which comes with Fixed collimators or an optional Iris collimator, is available primarily factory refurbished. The VSI System uses an intuitive planning process to enable clinicians to adapt treatment delivery to the distinct characteristics of each patient with continual image guidance.

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

        Treatment of tumors throughout the body.    The CyberKnife Systems have been cleared by the FDA to provide treatment planning and image-guided radiosurgery treatment for tumors anywhere in the body where radiation treatment is indicated. By comparison, traditional frame-based radiosurgery systems are generally limited to treating brain tumors. The CyberKnife Systems are being used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the lung, liver, prostate and pancreas.

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

        Upgradeable modular design.    The CyberKnife Systems have a modular design, which facilitates the implementation of upgrades that generally do not require our customers to purchase an entirely new system to gain the benefits of new features. We continue to work to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access. The main components and options of the CyberKnife Systems include: the compact X-band linear accelerator; robotic manipulator, the real-time image-guidance system with continuous target tracking and correction; X-ray sources; image detectors. Key features of these components include:

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

        In addition to the main components listed above, we also offer the following components and options: Synchrony Respiratory Tracking System; Xsight Spine Tracking System; Xsight Lung Tracking System; Lung Optimized Treatment; RoboCouch® Patient Positioning System; Xchange Robotic Collimator Changer; Iris Variable Aperture Collimator; 4D Treatment Optimization and Planning System; InTempo Adaptive Imaging System; MultiPlan® Treatment Planning System; MultiPlan MD Suite; CyberKnife Data Management System; MultiPlan Quick Review; Radiosurgery DICOM Interface; Monte Carlo Dose Calculation; Sequential Optimization Treatment Planning; Robotic

IMRTTM; AutoSegmentation; QuickPlan; PlanTouchTM; and the InCiseTM Multi-leaf Collimator. Key features of these components are as follow:

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

        Iris Variable Aperture Collimator.    The Iris Variable Aperture Collimator enables delivery of beams in 12 unique sizes with a single collimator, which significantly reduces treatment times and the total radiation dose delivered to the patient.

        4D Treatment Optimization and Planning System.    The 4D Treatment Optimization and Planning System is designed to optimize treatment by taking into account the movement of the tumor and the movement and change in shape of the surrounding tissue, thereby minimizing margins and radiation exposure to healthy tissue.

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

        InCise™ Multi-leaf Collimator.    The InCise multi-leaf collimator is designed specifically for SRS and SBRT treatments, giving the system the capability to extend its radiosurgical accuracy into a broader field of applications, meeting radiosurgery and radiotherapy needs. With the InCise MLC, the CyberKnife M6 Series can be used to treat larger and irregular tumors more efficiently. Currently, our internal testing of the InCise MLC has been concluded to our satisfaction and we have begun our evaluation of the MLC in the field, with the goal of ensuring that we introduce a clinically effective and reliable collimator.

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

        Versatile treatment capabilities.    The TomoTherapy Systems' ring gantry platform enables precise and efficient treatments with a high degree of dose conformality. The high-speed binary MLC is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam to either block or allow the passage of radiation, effectively shaping the beam as it is emitted. The combination of the ring gantry and the high-speed MLC (which we refer to as TomoHelicalTM) allow treatment to be delivered continuously in a 360-degree helical pattern around the patient's body. Moreover, the TomoDirectTM feature provides the TomoTherapy Systems added versatility to provide high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. In addition, all TomoTherapy Systems enable an operator to provide non-isocentric three-dimensional conformal image-guided IMRT or stereotactic treatments within a typical cylindrical volume of 80 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows large areas of the body to be treated in a single session and the treatment of widely distant tumors. The TomoTherapy Systems' versatility, efficiency and precision offer clinicians an extensive range of effective treatment possibilities.

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

        Integrated treatment system for precise radiation delivery.    We believe the integration of our CT imaging technology, treatment planning and helical delivery mode of radiation beams enables highly accurate and precise radiation delivery. Our adaptive software allows clinicians to establish at the time of treatment the contours of a tumor and any sensitive structures at risk. The TomoTherapy Systems use a highly efficient dose optimization algorithm to ensure the radiation beam conforms to the patient's tumor and minimizes exposure to sensitive healthy tissue structures, providing a highly-targeted dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues while reducing damage to nearby healthy tissues.

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

        Platform for further technological advancements in adaptive radiation therapy.    We believe the TomoTherapy Systems are uniquely positioned to enable truly adaptive radiation therapy because of its unique ability to provide daily, quantitative images, high speed delivery of radiation from fixed beam angles or helically from 360 degrees around the body and real-time verification of the dose received by the patient. We believe the combination of these design features and our integrated treatment planning and optimization software will allow us to continue to enhance the TomoTherapy Systems' adaptive capabilities to enable clinicians to routinely and easily adjust a patient's treatment as needed, thereby remaining true to the intent of the original treatment plan.

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

        VoLO Technology.    The VoLO Technology is a treatment planning system that leverages advanced graphics processing technology and a new calculation algorithm to increase clinical efficiency, throughput and flexibility in developing even the most complex radiation plans. This solution features high-speed parallel processing for both dose calculation and optimization, based on Graphics Processing Unit (GPU) technology. In addition, VoLO represents the first use of a new Non-Voxel Broad Beam (NVBB) calculation algorithm that takes advantage of both the GPU's unparalleled speed and the TomoTherapy Systems unique beamlet radiation delivery system to develop dose distributions from the perspective of each beamlet (up to tens of thousands in any given plan) as they pass through the patient's body. VoLO technology empowers clinicians to create highly customized treatment plans in less time, with greater flexibility to work interactively and in real time to efficiently develop the best IMRT treatment plans for even the most complex cases.

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

Sales and Marketing

        In the United States, while we primarily market to customers directly through our sales organization, we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through distributors. We have sales and service offices in many countries in Europe, Japan and other countries in Asia, South America, and throughout the world.

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

        Under our standard distribution agreement, we generally appoint an exclusive distributor for a specific country. We typically also retain the right to distribute the CyberKnife and TomoTherapy Systems in such territories, though we remain bound by certain agreements entered into by TomoTherapy prior to our acquisition that did not retain such rights in certain jurisdictions. Our distributors generally provide the full range of service and sales capabilities, although we may provide installation and service support for certain distributors.

        From time to time, we may provide our CyberKnife Systems' linac for use in non-medical areas. These areas may include non-destructive testing, visual inspection and other potential applications. We do not currently expect these non-medical uses to represent a significant portion of our revenue in the near term nor have they historically represented a significant portion of our revenues.

Manufacturing

        We purchase major components for each of our products from outside suppliers, including the robotic manipulator, treatment couches, gantry, magnetrons and computers. We closely monitor supplier quality, delivery performance and conformance to product specifications, and we also expect suppliers to contribute to our efforts to improve our manufacturing cost and quality.

        Some of the components are obtained from single-source suppliers. These components include the gantry, couch, magnetron and solid state modulator for the TomoTherapy Systems and the robot, couch, magnetron and MLC for the CyberKnife Systems. In most cases, if a supplier was unable to deliver these components, we believe we would be able to find other sources for these components subject to any regulatory qualifications, if required. In the event of a disruption in any of these suppliers' ability to deliver a component, we would need to secure a replacement supplier. Additionally, any disruption or interruption of the supply of key subsystems could result in increased costs and delays in deliveries of our treatment systems, which could adversely affect our reputation and results of operations. To help mitigate these risks, we negotiate long-term supply contracts or submit long-term orders and forecasts to our single-source suppliers with the goal that our demand can be satisfied and any capacity problem can be mitigated.

        Currently, we manufacture our CyberKnife Systems and corresponding linacs at our Sunnyvale, California facility. At the end of fiscal 2014, we began transitioning production of our CyberKnife Systems, excluding certain linear accelerator production, from our manufacturing facilities in Sunnyvale, California, to our facilities in Madison, Wisconsin, and expect to finish the transition by the end of calendar year 2014. We manufacture our TomoTherapy Systems in Madison, Wisconsin. We manufacture the linac for our TomoTherapy Systems at our Chengdu, China facility. Our facilities employ state-of-the-art manufacturing techniques and equipment. Our company-wide quality systems are certified independently and compliant to the internationally recognized quality system standard for medical devices, International Standards Organization, or ISO, 13485:2003, and the Quality System regulations enforced by the FDA. We believe our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

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

Intellectual Property

        The proprietary nature of, and protection for, our products, product components, processes and know-how are important to our business. We seek patent protection in the United States and internationally for our systems and other technology where available and when appropriate. We may also in-license the technology, inventions and improvements that we consider important to the development of our business. In addition, we also rely upon trade secrets, know-how, trademarks, copyright protection, as well as confidentiality agreements with employees, consultants and other third parties, to protect our proprietary rights and to develop and maintain our competitive position.

        As of June 30, 2014, we held exclusive field of use licenses or ownership of approximately 313 U.S. and foreign patents, and approximately 95 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy Systems, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

        We periodically monitor the activities of our competitors and other third parties with respect to their use of intellectual property.

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

        As of June 30, 2014, we had 206 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2014, 2013 and 2012 were $53.7 million, $66.2 million and $81.3 million, respectively. We anticipate research and development expenses for fiscal 2015 to be higher than in fiscal 2014 based on the current schedule of our development projects.

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

        New product sales in this competitive market are primarily dominated by two companies: Elekta AB and Varian Medical Systems, Inc., or Varian. Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image-guidance systems to perform both radiosurgical and radiotherapy procedures. Other companies that compete with Accuray to a lesser extent include Mitsubishi Heavy Industries, BrainLAB AG, and ViewRay Inc.

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

US Reimbursement

        In the United States, healthcare providers that purchase capital equipment such as the CyberKnife and TomoTherapy Systems generally rely on government and private third-party payors for reimbursement for the healthcare treatment and services they provide. Examples of these types of payors include Medicare, Medicaid, private health insurance plans, and health maintenance organizations, which reimburse all or a portion of the cost of treatment, as well as related healthcare services. Reimbursement involves three components: coverage, coding and payment.

Coverage

        Approximately 55% of patients treated in the United States with the CyberKnife and TomoTherapy Systems are covered through Medicare/Medicaid, rather than through private insurance. There are currently no national coverage determinations in place under Medicare for CyberKnife or TomoTherapy treatment. Coverage criteria for treatment with CyberKnife and TomoTherapy are outlined in local determinations or, in the absence of a formal policy, treatment is covered as long as it is considered reasonable and necessary. The most common indications covered by Medicare in local coverage determinations for robotic radiosurgery are primary and metastatic tumors in the brain, spine, lung, liver, kidney, pancreas, adrenal gland, prostate as well as other cancers that have failed previous treatment. Intensity Modulated Radiation Therapy is generally covered for cancers of the brain, spine, head and neck, prostate, thoracic, abdominal and retroperitoneal regions, other cancers (e.g. breast) meeting certain criteria, and tumors requiring re-irradiation or where dose tolerance may be exceeded with conventional treatment.

        Commercial payor policies vary with most covering radiosurgery for tumors in the brain, spine, lung, and increasingly prostate. Other indications such as renal, liver, and pancreatic cancers are also covered by some national and local commercial payors. IMRT and 3D Conformal are typically covered by commercial payors for the indications covered by Medicare.

Coding

        The codes that are used to report radiosurgery treatment delivery in 2014 for the hospital outpatient department are Current Procedural Terminology (CPT) codes 77372 and 77373 for single fraction intracranial radiosurgery and multi-session radiosurgery/stereotactic body radiation therapy. For 2015, no significant changes have been proposed by Centers for Medicare and Medicaid Services (CMS) for multisession SRS/SBRT over 2014. For single session cranial SRS, CMS proposes to pay for all services delivered on the day of treatment delivery through a comprehensive Ambulatory Payment Classification (APC). For freestanding centers, CMS has proposed to eliminate the Healthcare Common Procedural Codes (HCPCs) G codes that are currently regionally priced by Medicare Contractors and adopt CPT codes 77372 and 77373, currently in use in the hospital outpatient setting. CMS has not proposed a comprehensive "lump sum" payment scheme as it has proposed for single session cranial SRS in the hospital. IMRT delivery is billed under CPT code 77418. 3D Conformal treatment is typically billed by TomoTherapy users under CPT code 77413. In 2015 CMS will likely implement new codes for IMRT and 3D conformal which will reflect simple and complex treatment for IMRT and simple, intermediate, and complex treatment with 3D conformal. Both HCPCS and CPT codes are still listed as valid codes in commercial payer policies. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

Payment

        The majority of procedures using the CyberKnife and TomoTherapy Systems are performed in the hospital outpatient department. Medicare payment for CyberKnife and TomoTherapy procedures delivered in the hospital outpatient setting is developed by CMS, which calculates rates based on costs submitted by hospitals to perform outpatient procedures. Every year, CMS reviews hospital cost data for outpatient procedures, including radiosurgery and radiotherapy, makes adjustments to rates for the following year, and publishes national unadjusted averages for all procedures eligible for payment in this site of service.

        Payment for treatment with CyberKnife and TomoTherapy Systems are also available in the freestanding center settings. In 2014, the primary treatment delivery codes for robotic radiosurgery are carrier priced under Medicare and range from low payment to payment at parity with hospital outpatient departments to slightly above outpatient rates. TomoTherapy procedures are set by CMS and the American Medical Association nationally, with adjustments to account for geographic market variations.

        The federal government and Congress review and adjust rates annually, and from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services, including radiotherapy and radiosurgery, in hospitals and free-standing clinics. In the past, we have seen our customers' decision-making process complicated by the uncertainties surrounding reimbursement rates for radiotherapy and radiosurgery in the United States. State government reimbursement for services is determined pursuant to each state's Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations.

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

        Fraud and abuse laws.    We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by significant criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Evolving interpretations of current laws, or the adoption of new federal or state laws or regulations could adversely affect many of the arrangements we have with customers and physicians. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

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

        Transparency laws.    The Physician Payment Sunshine Act, or the Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act on December 14, 2011, requires each applicable manufacturer, which includes medical device companies such as Accuray, to track and report to the federal government on an annual basis all payments and other transfers of value from such applicable manufacturer to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer's equity, in each case subject to certain statutory exceptions. Such data will be made available by the government on a publicly searchable website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000 per reporting period) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million per reporting period). In addition, we are subject to similar state and foreign laws related to the tracking and reporting of payments and other transfers of value to healthcare professionals. These laws require or will require that we implement the necessary and costly infrastructure to track and report such payments and transfers of value. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

        Federal False Claims Act.    The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as "relators" or, more commonly, as "whistleblowers," may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife or TomoTherapy System, with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement, and even though such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated and determined to be in violation of any of these laws.

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

        We are also currently subject to regulations in Japan. Under the Pharmaceutical Affairs Law in Japan, a pre-market approval necessary to sell, market and import a product, or shonin, must be obtained from the Ministry of Health, Labor and Welfare, or MHLW, for our products. A Japanese distributor received the first government approval to market the CyberKnife System from MHLW in November 1996. In December 2003, we received approval from the MHLW to market the CyberKnife System in Japan for clinical applications in the head and neck, and a new distributor, Chiyoda Technology Corporation, was appointed to distribute the CyberKnife System. In June 2008, we received approval from the MHLW to market the CyberKnife System for treatments throughout the body where radiation treatment is indicated. On June 30, 2009, our subsidiary, Accuray Japan KK, became the Marketing Authorization Holder in Japan, which allowed the Company to directly sell our products in Japan. In August 2010, we received Shonin approval from MHLW to market the CyberKnife G4 System to treat tumors non-invasively anywhere in the body, inclusive of head and neck. Hi-Art Co. Ltd., the original distributor for TomoTherapy in Japan, received the Shonin approval from the MHLW to market the TomoTherapy System for use as an integrated system for the planning and delivery of IMR for the treatment of cancer in January 2006. The Shonin was transferred to another distributor, Hitachi Medical Corporation in January 2009. During September 2011, Hitachi Medical Corporation received a Shonin approval for the marketing of the TomoHD model. In July 2012, we took over the Shonins and the service operations of the TomoTherapy Systems in Japan from Hitachi Medical Corporation. In March 2014, we received Shonin approval from MHLW for CyberKnife M6 Series.

        We are subject to additional regulations in other foreign countries, including, but not limited to, Canada, Taiwan, China, Korea, and Russia in order to sell our products. We intend that either we or our distributors will receive any necessary approvals or clearance prior to marketing our products in those international markets.

State Certificate of Need Laws

        In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or the provision of new services. These laws generally require appropriate state agency determination of public need and approval prior to the acquisition of such capital items or addition of new services. Certificate of need regulations may preclude our customers from acquiring one of our systems, and from performing stereotactic radiosurgery procedures using one of our systems. Several of our prospective customers currently are involved in appeals of certificate of need determinations. If these appeals are not resolved in favor of these prospective customers, they may be precluded from purchasing and/or performing services using one of our systems. Certificate of need laws are the subject of continuing legislative activity, and a significant increase in the number of states regulating the acquisition and use of one of our systems through certificate of need or similar programs could adversely affect us.

Backlog

        For a discussion of the Company's fiscal 2014 backlog, please refer to the section entitled "Backlog," in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees

        As of June 30, 2014, we had 1,026 employees worldwide. None of the employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

Geographic Information

        For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements, which is incorporated herein by reference.

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

        Achieving physician, patient, hospital administrator and third-party payor acceptance of the CyberKnife and TomoTherapy Systems as preferred methods of tumor treatment is crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife or TomoTherapy Systems unless they determine, based on experience, clinical data and other factors, that the CyberKnife and TomoTherapy Systems are safe and effective alternatives to traditional treatment methods.

        We often need to educate physicians about the use of stereotactic radiosurgery, IGRT and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs and help train qualified physicians in the skilled use of these systems. In addition, we also must educate prospective customers regarding the entire functionality of our radiation therapy systems and their relative benefits compared to alternative products and treatment methods. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that our products will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

        In addition, the CyberKnife and TomoTherapy Systems are major capital purchases, and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. These and other factors, including the following, may affect the rate and level of market acceptance of each of the CyberKnife and TomoTherapy Systems:

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

  •
  extent of third-party coverage and reimbursement rates, particularly from Medicare, for procedures using the CyberKnife and TomoTherapy Systems; and

  •
  development of new products and technologies by our competitors or new treatment alternatives.

        If the CyberKnife or TomoTherapy Systems are unable to achieve or maintain market acceptance, new orders and sales of our systems would be adversely affected, our revenue levels would decrease and our business would be harmed.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

        As of June 30, 2014, we had an accumulated deficit of $355 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

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

        A number of factors may adversely impact our gross margins, including:

  •
  lower than expected manufacturing yields of high cost components leading to increased manufacturing costs;

  •
  low production volume which will result in high levels of overhead cost per unit of production;

  •
  the timing of revenue recognition and revenue deferrals;

  •
  increased material or labor costs;

  •
  increased service or warranty costs or the failure to reduce service or warranty costs;

  •
  increased price competition;

  •
  variation in the margins across products installed in a particular period; and

  •
  how well we execute on our strategic and operating plans.

        If we are unable to maintain or increase our gross margins on product sales and service, our results of operations could be adversely impacted, we may not achieve profitability and our stock price could decline.

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

We have a limited history of manufacturing commercial quantities of the CyberKnife and TomoTherapy Systems. In particular, we manufacture compact linacs as a component of the CyberKnife and TomoTherapy Systems. Our linac components are extremely complex devices and require significant expertise to manufacture, and as a result of our limited manufacturing experience we may have difficulty producing needed components in a commercially viable manner. We may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy Systems, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation-shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

        In October 2012, we introduced our new CyberKnife M6 Series Systems that have the option of: fixed collimator, iris collimator, and/or multi-leaf collimator, or MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems experienced low manufacturing yields and initially delivered only a small number of units. Our initial life-cycle testing revealed that the units did not have the durability that we, and our customers, expect in our products. Currently, our internal testing of the MLC has been concluded to our satisfaction and we have begun our evaluation of the MLC in the field, with the goal of ensuring that we introduce a clinically effective and reliable collimator. While we are confident in our path forward, due to the complexity of the MLC, there is still some risk in this project that could cause further delays. In the meantime, and despite the delay in the launch of the MLC upgrade, we are continuing to book orders and install the CyberKnife M6 Series Systems with fixed and iris collimators. The occurrence of new manufacturing and supply issues related to the MLC for our CyberKnife System may adversely affect market acceptance of our CyberKnife M6 System and negatively impact our revenue and overall business.

        In 2014, we began transitioning production of our CyberKnife Systems, excluding certain linear accelerator production, from our manufacturing facilities in Sunnyvale, California, to our facilities in Madison, Wisconsin. While we have made significant progress, such transition efforts are on-going. The transition process could result in the disruption of existing business, require additional domestic and foreign permits and regulatory clearances, cause unforeseen expenses, and divert management attention, any of which could have an adverse effect on our business and results of operations.

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

        We consider the competition for the CyberKnife and TomoTherapy Systems to be existing radiation therapy systems, primarily using C-arm linacs, which are sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc., Elekta AB , Mitsubishi Heavy Industries, Ltd., BrainLAB AG and ViewRay Incorporated. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. The CyberKnife System has not typically been used to perform traditional radiation therapy and therefore competition has been limited with conventional medical linacs that perform traditional radiation therapy. However, the CyberKnife VSI System, which we introduced in November of 2009, may be used to perform Robotic IMRT, an advanced method of traditional radiation therapy, which products of Elekta and Varian are also capable of performing. The new CyberKnife M6 Series, which we introduced in October 2012, includes the option of an MLC which may further the use of the CyberKnife Systems to perform radiation therapy, when this feature is commercially available. In October 2012, Varian announced a new line of C-arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife Systems. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures.

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

        Our ability to successfully develop and introduce new products, treatment systems and product enhancements and simplifications, and the revenues and costs associated with these efforts, will be affected by our ability to:

  •
  properly identify customer needs;

  •
  prove feasibility of new products in a timely manner;

  •
  educate physicians about the use of new products and procedures;

  •
  comply with internal quality assurance systems and processes timely and efficiently;

  •
  limit the timing and cost of obtaining regulatory approvals or clearances;

  •
  accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;

  •
  price new products competitively;

  •
  manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

  •
  meet our product development plan and launch timelines;

  •
  improve manufacturing yields of components; and

  •
  manage customer demands for retrofits of both old and new products.

        Even if customers accept new products or product enhancements, the revenues from these products may not be sufficient to offset the significant costs associated with making them available to customers.

        We cannot be sure that we will be able to successfully develop, obtain regulatory approval or clearance for, manufacture or introduce new products, treatment systems or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including QSR. Failure to obtain regulatory approval or clearance for our products or to complete these processes in a timely and efficient manner could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our backlog, revenues and operating results to suffer.

We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management's attention and harm our business.

        Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing and sale of medical device products. We may be held liable if a CyberKnife or TomoTherapy System causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any alleged weaknesses in physician training and services associated with our products may result in unsatisfactory patient outcomes and product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create adverse publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. We may also be subject to claims for property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts of coverage. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which the CyberKnife or TomoTherapy Systems may be used, any of which could harm our reputation and business and result in a decline in revenue.

        In addition, if a product we designed or manufactured is defective, whether due to design or manufacturing, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily conducted recalls and product corrections in the past, including one recall for the CyberKnife System in fiscal year 2014. Accuray initiated each of these recalls. While no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

        We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single-source supplier fails to deliver components on a timely basis. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy

Systems, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy Systems could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and adversely affect our reputation and results of operations.

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we may be unable to continue to grow our business.

        We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense, and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. A significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain personnel in key positions, we may be unable to continue to grow our business successfully.

Disruption of critical information systems could harm our business and financial condition.

        Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. In addition, we have moved some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. In a cloud computing environment, we could be subject to outages and security breaches by the third party service provider. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results.

        Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized person or to the public. There can be no assurance that any efforts we make to prevent against such privacy breaches will prevent breakdowns or breaches in our systems that could adversely affect our business. Moreover, we manufacture and sell products that allow our customers to store confidential information about their patients. While we have implemented security measures to protect our products from unauthorized access, these measures do not secure our customers' equipment or any information stored in our customers' systems or at their locations. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, sensitive information stored by us or our customers could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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

        The complexity of our financial model contributes to our need for effective financial reporting systems and internal controls. We recognize revenue from a range of transactions including CyberKnife and TomoTherapy Systems sales and services. The CyberKnife and TomoTherapy Systems are complex products that contain both hardware and software elements. The complexity of the CyberKnife and TomoTherapy Systems and of our financial model pertaining to revenue recognition requires us to process a broader range of financial transactions than would be required by a company with a less complex financial model. Accordingly, deficiencies or weaknesses in our internal controls would likely impact us more significantly than they would impact a company with a less complex financial model. If we were to find that our internal controls were deficient, and/or we would be required to amend or restate historical financial statements, this would likely have a negative impact on our stock price.

If third-party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife and TomoTherapy Systems, demand for our products and our revenue could be adversely affected.

        Our customers rely significantly on reimbursement for CyberKnife and TomoTherapy procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third party payors provide adequate coverage and reimbursement for procedures that are performed with our products. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.

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

        Although we believe that the CyberKnife and TomoTherapy Systems have advantages over competing products and technologies, we do not have sufficient clinical data demonstrating these advantages for all tumor indications. In addition, we have only limited five-year patient survival rate data, which is a common long-term measure of clinical effectiveness in cancer treatment. We also have limited clinical data directly comparing the effectiveness of the CyberKnife Systems to other competing systems. Future patient studies or clinical experience may indicate that treatment with the CyberKnife System does not improve patient survival or outcomes.

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

        In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement. Required licenses may not be made available to us on acceptable terms or at all. If we were unable to obtain a license or successfully redesign our system, we might be prevented from selling our system. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, pay ongoing royalties or otherwise settle such matter upon terms that are unfavorable to us. In these circumstances, we may be unable to sell our products at competitive prices or at all, and our business and operating results could be harmed.

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

Unfavorable results of legal proceedings could materially and adversely affect our financial condition.

        We are and may become a party to legal proceedings, claims and other legal matters in the ordinary course of business or otherwise. These legal proceedings, claims and other legal matters, regardless of merit, may be costly, time-consuming and require the attention of key management and other personnel. The outcomes of such matters are uncertain and difficult to predict. If any such matters are adjudicated against us, in whole or in part, we may be subject to substantial monetary damages, disgorgement of profits, and injunctions that prevent us from operating our business, any of which could materially and adversely affect our business and financial condition. We cannot guarantee that our insurance coverage will be sufficient to cover any damages awarded against us.

If we are not able to meet the requirements of our license agreement with the Wisconsin Alumni Research Foundation, or WARF, we could lose access to the technologies licensed thereunder and be unable to manufacture, market or sell the TomoTherapy Systems.

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

        Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 58% in 2014, 55% in 2013 and 54% in 2012. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

  •
  economic or political instability in foreign countries;

  •
  import delays;

  •
  changes in foreign regulatory laws governing, among other matters, the clearance, approval and sales of medical devices;

  •
  the potential failure to comply with foreign regulatory requirements to sell and market our products;

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

        The state of the global economy continues to be uncertain. The current global economic conditions and uncertain credit markets and concerns regarding the availability of credit pose a risk that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected, including by reduced demand for our products resulting from a slow-down in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

        For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations.

Because the majority of our product revenue is derived from sales of the CyberKnife and TomoTherapy Systems, and because we experience a long and variable sales and installation cycle, our quarterly results may be inconsistent from period to period.

        Our primary products are the CyberKnife and TomoTherapy Systems. We expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife and TomoTherapy Systems. The CyberKnife and TomoTherapy Systems have lengthy sales and purchase order cycles because they are major capital equipment items and require the approval of senior management at purchasing institutions. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to two years and involves personnel with multiple skills. The sales process in the United States typically begins with pre-selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife or TomoTherapy System, we negotiate and enter into a definitive purchase contract with the customer. The negotiation of terms that are not standard for Accuray may require additional time and approvals. Typically, following the execution of the contract, the customer begins the building or renovation of a radiation-shielded facility to house the CyberKnife or TomoTherapy System, which together with the subsequent installation of the CyberKnife or TomoTherapy System, can take up to 24 months to complete. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit was denied for installation at a specific hospital or treatment center, our CyberKnife or TomoTherapy System could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases it may be necessary for the entire facility to be completed before the CyberKnife or TomoTherapy System can be installed, which can result in additional construction and installation delays. Our sales and installations of CyberKnife and TomoTherapy Systems tend to be heaviest during the third month of each fiscal quarter.

        Under our revenue recognition policy, we generally do not recognize revenue attributable to a CyberKnife or TomoTherapy System purchase until after installation has occurred, if we are responsible for providing installation, or delivery. For international sales through distributors, we typically recognize revenue when the system is shipped and we have evidence of a purchase commitment from the end user. Under our current forms of purchase and service contracts, we record a majority of the purchase price as revenue for a CyberKnife or TomoTherapy System upon installation or delivery of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, including delays in the customer obtaining funding or financing, delays in construction at the customer site or delays in the customer obtaining receipt of regulatory approvals such as certificates of need.

        The long sales cycle, together with delays in the shipment and installation of CyberKnife and TomoTherapy Systems or customer cancellations, could adversely affect our cash flows and revenue, which would harm our results of operations and may result in significant fluctuations in our reporting of quarterly revenues. Because of these fluctuations, it is likely that in some future quarters, our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

We depend on third-party distributors to market and distribute our products in international markets. If our distributors fail to successfully market and distribute our products, our business will be materially harmed.

        We depend on a number of distributors in our international markets. We cannot control the efforts and resources our third-party distributors will devote to marketing the CyberKnife or TomoTherapy Systems. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy Systems, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy Systems at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process, and we are dependent on their ability to do so effectively. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy Systems, and our ability to sell and service the CyberKnife or TomoTherapy Systems in the region formerly serviced by such terminated distributor could be materially and adversely affected. Any of these factors could materially and adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation.

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

  •
  the proportion of revenue attributable to our legacy service plans;

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

  •
  timing and level of expenditures associated with expansion of sales and marketing activities such as trade shows and our overall operations; and

  •
  fluctuations in our gross margins and the factors that contribute to such fluctuations, as described in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2014, customer contracts with extended payment terms of more than one year amounted to less than 5% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

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

        As of June 30, 2014, we had approximately $320.5 million and $166.8 million in federal and state net operating loss carry forwards, respectively, which expire in varying amounts beginning in 2019 for federal and 2015 for state purposes. In addition, as of June 30, 2014, we had federal and state research and development tax credit carryforwards of approximately $16.1 million and $15.7 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits will begin to expire in 2015. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

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

        At June 30, 2014, we had $92.3 million in cash and cash equivalents and $79.6 million in investments. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third party financial institutions and consist of U.S. corporate debt securities. To date, we have experienced no realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

        While we believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described above and below.

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

We are subject to federal, state and foreign laws applicable to our business practices, the violation of which could result in substantial penalties and harm our business.

        Laws and ethical rules governing interactions with healthcare providers.    The Medicare and Medicaid "anti-kickback" laws, and similar state laws, prohibit soliciting, offering, paying or accepting any payments or other remuneration that is intended to induce any individual or entity to either refer patients to or purchase, lease or order, or arrange for or recommend the purchase, lease or order of, healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. Such laws impact our sales, marketing and other promotional activities by reducing the types of financial arrangements we may have with our customers, potential customers, marketing consultants and other service providers. They particularly impact how we structure our sales offerings, including discount practices, customer support, product loans, education and training programs, physician consulting, research grants and other service arrangements. Many of these laws are broadly drafted and are open to a variety of interpretations, making it difficult to determine with any certainty whether certain arrangements violate such laws, even if statutory safe harbors are available.

        In addition to such anti-kickback laws, federal and state "false claims" laws generally prohibit the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from government payors. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses or indications that are not approved by the FDA.

        We are also subject to federal and state physician self referral laws. The federal Ethics in Patient Referrals Act of 1989, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain "designated health services" if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

        If our past or present operations are found to be in violation of any of these "anti-kickback," "false claims," "self referral" or other similar laws in foreign jurisdictions, we may be subject to the applicable penalty associated with the violation, which may include significant civil and criminal penalties, damages, fines, imprisonment and exclusion from healthcare programs. The impact of any such violations may lead to curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our financial results.

        Anti-corruption laws.    We are also subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010, the Brazil Clean Companies Act, and other similar laws in foreign countries in which we operate. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with the obtaining of business overseas. Becoming familiar with and implementing the infrastructure necessary to ensure that we and our distributors comply with such laws, rules and regulations and mitigate and protect against corruption risks could be quite costly, and there can be no assurance that any policies and procedures we do implement will protect us against liability under the FCPA or related laws for actions taken by our employees, executive officers, distributors, agents and other intermediaries with respect to our business. Violations of the FCPA or other similar laws by us or any of our employees, executive officers, distributors, agents or other intermediaries could subject us or the individuals involved to criminal or civil liability, cause a loss of reputation in the market, and materially harm our business.

        Laws protecting patient health information.    There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, has promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information of patients by limiting their use and disclosure, giving patients the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA privacy standard was amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, enacted as part of the American Recovery and Reinvestment Act of 2009. Although we are not a "covered entity" under HIPAA, we are considered a "business associate" of certain covered entities and, as such, we are directly subject to HIPAA, including its enforcement scheme and inspection requirements, and are required to implement policies, procedures as well as reasonable and appropriate physical, technical and administrative security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers in compliance with HIPAA or other laws could subject us to civil and criminal liability to the government and civil liability to the covered entity, could result in adverse publicity, and could harm our business and impair our ability to attract new customers.

        Transparency laws.    The Physician Payment Sunshine Act, or the Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act on December 14, 2011, requires each applicable manufacturer, which includes medical device companies such as Accuray, to track and report to the federal government on an annual basis all payments and other transfers of value from such applicable manufacturer to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer's equity, in each case subject to certain statutory exceptions. Such data will be made available by the government on a publicly searchable website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000 per reporting period) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million per reporting period). In addition, we are subject to similar state and foreign laws related to the tracking and reporting of payments and other transfers of value to healthcare professionals, the violation of which could, among other things, result in civil monetary penalties and adversely impact our reputation and business.

        Conflict Minerals.    The Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the SEC under such act require companies, including Accuray, to disclose the existence in their products of certain metals, including tantalum, tin, gold, tungsten and their derivatives, that originate from the Democratic Republic of the Congo and adjoining countries. In addition, such rules require companies to carry out a diligent effort to identify the sourcing of such materials from such region. Complying with these rules requires investigative efforts, which has and will continue to cause us to incur associated costs, and could adversely affect the sourcing, supply, and pricing of materials used in our products, or result in process or manufacturing modifications, all of which could adversely affect our results of operations.

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

        In addition to laws and regulations regarding medical devices, we are subject to a variety of environmental laws and regulations regulating our operations, including those relating to the use, generation, handling, storage, transportation, treatment and disposal of hazardous materials, which laws impose compliance costs on our business and can also result in liability to us. For example, the recast Directive on Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or the RoHS Directive, which began applying to medical devices in July 2014, bans placing new electrical and electronic equipment on the EU market containing more than certain specified levels of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyl or PBB and polybrominated diphenyl ether. We believe that the RoHS Directive does not impose any restrictions on our products because our products are exempt as large scale fixed installations. The Notified Body which audits our compliance efforts has indicated that they share our view in this respect and that we are and will remain in compliance with the RoHS Directive because the RoHS Directive's restrictions do not apply to our products. Nevertheless, there can be no guarantee that the EU will not challenge such determination and, accordingly, we intend to comply with the RoHS restrictions, whether or not they apply, and are in the process of updating the way our products are built with a view toward achieving such compliance gradually over time.

Healthcare reform legislation could adversely affect demand for our products, our revenue and our financial condition.

        In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. The Affordable Care Act provides for, among other things, a 2.3% excise tax on U.S. sales of medical devices, including our products, effective as of 2013. This tax burden may have a material, negative impact on our business, results of operations and cash flow. In addition, these two pieces of legislation include a large number of other health related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws also include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. There continue to be many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be.

        In addition, since the adoption of the Affordable Care Act, other legislation designed to keep federal healthcare costs down has been proposed or passed. For example, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Future federal legislation may impose further limitations on the coverage or amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations.

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

Risks Related to Our Common Stock

Our major stockholders own approximately 42.4% and directors and executive officers own approximately 1.0% of our outstanding common stock as of June 30, 2014, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

        As of June 30, 2014, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 42% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 1% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

  •
  changes in earnings estimates by analysts or changes in accounting policies; and

  •
  market conditions in our industry, the industries of our customers and the economy as a whole.

The sale of material amounts of common stock could encourage short sales by third parties and depress the price of our common stock.

        The downward pressure on our stock price caused by the sale of a significant number of shares of our common stock or the perception that such sales could occur by any of our significant stockholders could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

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

        In August 2011, we issued $100 million aggregate principal amount of our 3.75% Convertible Senior Notes due August 1, 2016 (the "3.75% Convertible Notes"), and in February 2013, we issued $115 million aggregate principal amount of our 3.50% Convertible Senior Notes due February 1, 2018 (the "3.50% Convertible Notes"). In April 2014, we issued approximately $70.3 million aggregate principal amount of our 3.50% Series A Convertible Senior Notes due February 1, 2018 (the "3.50% Series A Convertible Notes," and collectively with the 3.75% Convertible Notes and the 3.50% Convertible Notes, the "Convertible Notes") and paid approximately $0.4 million in cash to refinance approximately $70.3 million aggregate principal amount of our 3.50% Convertible Notes. Following such transactions, approximately $44.7 million aggregate principal amount of the 3.50% Convertible Notes remained outstanding. To the extent we issue common stock upon conversion of the Convertible Notes, that conversion would dilute the ownership interests of our stockholders.

Increased leverage as a result of the Convertible Notes offering may harm our financial condition and operating results.

        As of June 30, 2014, we had total consolidated long-term liabilities of approximately $212.1 million, including the liability component of the 3.75% Convertible Notes in the amount of $88.5 million, the 3.50% Convertible Notes in the amount of $44.7 million and the 3.50% Series A Convertible Notes of $62.4 million.

        In April 2014, we refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes held by certain investors (the "Participating Holders") with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Notes. In connection with such transactions, we also paid the Participating Holders approximately $0.4 million in cash.

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

The conditional conversion features of the 3.75% Convertible Notes and the 3.50% Series A Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

        In the event the conditional conversion features of the 3.75% Convertible Notes or the 3.50% Series A Convertible Notes are triggered, holders of the 3.75% Convertible Notes or the 3.50% Series A Convertible Notes, as applicable, will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert such notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert such notes, if we have irrevocably elected net share settlement upon conversion we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

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

        None.

Item 2.    PROPERTIES

Facilities

        We currently lease approximately 164,000 square feet of product development, manufacturing and administrative space in three buildings in Sunnyvale, California, as follows:

  •
  A manufacturing building totaling approximately 50,000 square feet, which is leased to us until December 2018; and

  •
  Two headquarters buildings that are approximately 74,000 square feet and 40,000 square feet, respectively, which are leased to us until December 2023. We have the right to renew the lease term of our headquarters office buildings for two five-year terms upon prior written notice and the fulfillment of certain conditions.

        Our wholly owned subsidiary, TomoTherapy leases approximately 153,000 square feet of product development, manufacturing and administrative space in three buildings in Madison, Wisconsin, as follows:

  •
  An office building totaling approximately 61,000 square feet, which is leased to TomoTherapy until June 2018;

  •
  A manufacturing facility totaling approximately 56,000 square feet, which is leased to TomoTherapy until April 2018; and

  •
  A portion of an office building totaling approximately 36,000 square feet, which is leased to TomoTherapy until April 2019.

        In addition, our wholly-owned subsidiary, Accuray Accelerator Technology Company Limited, leases approximately 23,000 square feet of space in a manufacturing facility in Chengdu, China until August 2019.

        We, directly or through our subsidiaries, also maintain offices in: Pittsburgh, Pennsylvania; Miami, Florida; Durham, North Carolina; Switzerland; France; China; Hong Kong; Japan; Spain; India; Russia; Germany; Italy; Turkey; Belgium; the United Kingdom; Brazil; and the United Arab Emirates.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "ARAY." The high and low sale prices for each quarterly period during our fiscal years ended June 30, 2014 and 2013 are as follows:

	High	Low
Year ended June 30, 2014
First Quarter	$7.38	$5.41
Second Quarter	$8.73	$6.71
Third Quarter	$10.65	$8.38
Fourth Quarter	$9.53	$7.77
Year ended June 30, 2013
First Quarter	$7.28	$5.67
Second Quarter	$7.19	$6.10
Third Quarter	$6.78	$4.18
Fourth Quarter	$5.90	$4.17

        We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay cash dividends to common stockholders in the foreseeable future.

        As of August 15, 2014, there were 257 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

        During the year ended June 30, 2014, there were no sales of unregistered equity securities by the Company.

        In April 2014, the Company issued approximately $70.3 million aggregate principal amount of its 3.50% Series A Convertible Notes and paid approximately $0.4 million in cash to refinance approximately $70.3 million aggregate principal amount of its 3.50% Convertible Notes. None of the notes were registered. See the Company's Current Report on Form 8-K filed on April 25, 2014 for a description of the new notes issued.

        The Company does not have a stock repurchase program and has not made any share repurchase, excluding repurchases to satisfy minimum tax withholdings, during the year ended June 30, 2014.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2009 and June 30, 2014, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on June 30, 2009 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Accuray Incorporated, the NASDAQ Composite Index, and the S&P Health Care Index

*
$100 invested on 6/30/09 in stock or index, including reinvestment of dividends.

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

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations for the years ended June 30, 2014, 2013 and 2012, and the consolidated balance sheet data at June 30, 2014 and 2013 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2011 and 2010 and the consolidated balance sheet data at June 30, 2012, 2011 and 2010 is derived from our audited consolidated financial statements not included in this Form 10-K.

	Years Ended June 30,
	2014(1)	2013(1)(2)	2012(1)(2)	2011(1)(2)	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$369,419	$315,974	$409,223	$222,284	$221,625
Cost of revenue	226,619	218,334	271,951	115,042	117,607

Gross profit	142,800	97,640	137,272	107,242	104,018
Operating expenses:
Research and development	53,724	66,197	81,287	41,301	31,523
Selling and marketing	61,885	54,372	54,547	37,181	34,187
General and administrative	45,335	57,726	57,672	56,589	35,472

Total operating expenses	160,944	178,295	193,506	135,071	101,182

Income (loss) from operations	(18,144)	(80,655)	(56,234)	(27,829)	2,836
Other income (expense), net	(14,216)	(13,133)	(12,521)	2,288	1

Income (loss) before provision for income taxes	(32,360)	(93,788)	(68,755)	(25,541)	2,837
Provision for (benefit from) income taxes	3,088	3,573	2,595	1,116	(4)

Income (loss) from continuing operations	(35,448)	(97,361)	(71,350)	(26,657)	2,841

Loss from operations of a discontinued variable interest entity	—	(3,505)	(7,103)	(454)	—
Impairment of indefinite lived intangible asset of discontinued variable interest entity	—	(12,200)	—	—	—
Loss from deconsolidation of a variable interest entity	—	(3,442)	—	—	—

Loss from discontinued operations, net of tax of $0	—	(19,147)	(7,103)	(454)	—
Loss from discontinued operations attributable to non-controlling interest	—	(13,289)	(6,411)	(429)	—

Loss from discontinued operations attributable to stockholders	—	(5,858)	(692)	(25)	—

Net Income (loss) attributable to stockholders	$(35,448)	$(103,219)	$(72,042)	$(26,682)	$2,841

Income (loss) per share attributable to stockholders
Basic—continuing operations	$(0.47)	$(1.33)	$(1.01)	$(0.44)	$0.05
Diluted—continuing operations	$(0.47)	$(1.33)	$(1.01)	$(0.44)	$0.05
Basic—discontinued operations	$—	$(0.08)	$(0.01)	$(0.00)	$—
Diluted—discontinued operations	$—	$(0.08)	$(0.01)	$(0.00)	$—
Basic—net income (loss)	$(0.47)	$(1.41)	$(1.02)	$(0.44)	$0.05
Diluted—net income (loss)	$(0.47)	$(1.41)	$(1.02)	$(0.44)	$0.05
Weighted average common shares used in computing income (loss) per share
Basic	75,804	73,281	70,887	60,085	57,560

Diluted	75,804	73,281	70,887	60,085	60,191

	As of June 30,
	2014(1)	2013(1)(2)	2012(1)(2)	2011(1)(2)	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$92,346	$73,313	$143,504	$95,906	$45,434
Investments	$79,553	$101,084	$—	$—	$99,881
Working capital	$179,901	$180,076	$142,084	$82,678	$152,048
Total assets	$495,188	$475,929	$473,170	$455,784	$263,184
Long-term debt	$195,612	$198,768	$79,466	$—	$—
Total stockholders' equity	$98,548	$106,835	$195,625	$229,775	$170,076

(1)
We acquired TomoTherapy on June 10, 2011. As a result, our results for the fiscal year ended June 30, 2011 include revenues, cost of revenues and operating expenses of TomoTherapy for the 20-day period from the acquisition date to the end of our fiscal year (June 30, 2011). Our results for the years ended June 30, 2014, 2013 and 2012 include revenues, cost of revenues and operating expenses of TomoTherapy for the full fiscal years. In addition, we made a number of purchase accounting adjustments to the recorded values of assets and liabilities acquired from TomoTherapy as of the acquisition date (June 10, 2011).

(2)
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

Overview

Products and Markets

Company

        Accuray Incorporated is a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions. Our leading edge technologies are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. Our suite of products includes the CyberKnife® Systems and the TomoTherapy® Systems. The systems are complementary offerings, optimized to serve separate patient populations treated by the same medical specialty, with advanced capabilities that offer increased treatment flexibility.

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

        In October 2012, we introduced our CyberKnife M6 Series Systems that have the option of: fixed collimator, iris collimator, and/or multi-leaf collimator, or MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems experienced low manufacturing yields and initially delivered only a small number of units. Our initial life-cycle testing revealed that the units did not have the durability that we, and our customers, expect in our products. Currently, our internal testing of the MLC has been concluded to our satisfaction and we have begun our evaluation of the MLC in the field, with the goal of ensuring that we introduce a clinically effective and reliable collimator. While we are confident in our path forward, due to the complexity of the MLC, there is still some risk in this project that could cause further delays. In the meantime, and despite the delay in the launch of the MLC upgrade, we are continuing to book orders and install the CyberKnife M6 Series Systems with fixed and iris collimators.

        We believe that the long term success of the CyberKnife Systems is dependent on a number of factors including the following:

  •
  Adoption of our CyberKnife M6 Series Systems;

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

        The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. We began selling TomoTherapy Systems after our acquisition of TomoTherapy Incorporated on June 10, 2011. In October 2012, we introduced TomoTherapy H Series Systems that come in configurations of TomoHTM, TomoHDTM and TomoHDATM. Radiation therapy is used in a variety of ways, often to treat tissue surrounding a tumor area after surgical removal of the tumor and also as the primary treatment for tumors. Radiation therapy treatments impact both cancer cells as well as healthy tissue; therefore the total prescribed radiation dose is divided into many fractions and delivered in an average of 25 to 35 treatment sessions over several weeks. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

  •
  Adoption of our TomoTherapy H Series Systems;

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

        In the United States, while we primarily market to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization, we also market to customers through a sales agent and group purchasing organizations. Outside the United States, we market to customers directly and through distributors. We have sales and service offices in many countries in Europe, Japan and other countries in Asia, South America, and throughout the world.

Backlog

        We report backlog in the following manner:

  •
  Products: Orders for systems, upgrades excluding those acquired through the upgrade rights included in our Diamond service contracts, are reported in backlog, excluding amounts attributable to post-contractual-services (warranty period services and post warranty services or PCS), installation, training and professional services.

  •
  Service: Orders for PCS, upgrades acquired through the upgrade rights included in our Diamond service contracts, installation services, training and professional services are not reported in backlog.

        For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, PCS) is not included in reported backlog. Product backlog totaled $364.7 million as of June 30, 2014. This included $40.7 million of orders for either new CyberKnife M6 systems configured with an MLC or orders for MLC units to upgrade existing installed CyberKnife M6 systems. Additionally, $33.3 million of CyberKnife orders contain a technology protection plan which provides the customer the option to upgrade to the new platform (M6) when the CyberKnife M6 Series is approved by regulatory authorities in their country and is therefore available for shipment to the customer.

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

  •
  For orders in our Latin America region, we request supporting evidence that the end customer has commenced construction to place our products if the site does not already exist; and

  •
  Less than 2.5 years have passed since the contract met all the criteria above.

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

Results of Operations

Fiscal 2014 results compared to 2013 (in thousands, except percentages)

	Years ended June 30,
	2014		2013
					2014 - 2013 % change
(Dollars in thousands)	Amount	%(a)	Amount	%(a)
Products	$173,607	47%	$137,403	43%	26%
Services	195,812	53	178,571	57	10

Net revenue	$369,419	100%	$315,974	100%	17%

Gross profit	$142,800	39%	$97,640	31%	46%

Products gross profit	76,015	44	51,905	38	46
Services gross profit	66,785	34	45,735	26	46
Research and development expenses	53,724	15	66,197	21	(19)
Selling and marketing expenses	61,885	17	54,372	17	14
General and administrative expenses	45,335	12	57,726	18	(21)
Other expense, net	14,216	4	13,133	4	8
Provision for income taxes	3,088	1	3,573	1	(14)
Loss from discontinued operations attributable to stockholders	—	—	5,858	2	(100)

Net loss attributable to stockholders	$(35,448)	10%	$(103,219)	33%	(66)%

(a)
Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

        On December 21, 2012, we entered into a Purchase Agreement and Release with CPAC, under which all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. As a result of the Purchase Agreement and Release, we concluded that we were no longer the primary beneficiary of CPAC, and therefore, deconsolidated CPAC as of December 21, 2012. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded for the year ended June 30, 2013, has been reported as discontinued operations. Refer to Note 7, "Investment in CPAC" for further details.

Net revenue

        Revenue derived from sales outside of the Americas region was $213.2 million and $172.4 million for the years ended June 30, 2014 and 2013, respectively, and represented 58% and 55% of our net revenue during these periods, respectively.

        Product net revenue increased by $36.2 million for the year ended June 30, 2014 as compared to the year ended June 30, 2013. Product net revenue increased primarily due to a higher number of units sold offset by product mix. The number of units sold in fiscal 2014 increased by 40% as compared to fiscal 2013. In addition, product revenue upgrades increased by $3.0 million in fiscal 2014.

        Services net revenue increased by $17.2 million for the year ended June 30, 2014 as compared to the year ended June 30, 2013. The increase of $13.2 million was attributable to a net increase in our installed base and customer conversion to higher priced maintenance contracts (particularly the TomoTherapy Systems). The remaining increase of $4.0 million was primarily due to an increase in installation, training and spare parts revenue due to the increased number of units installed.

Gross profit

        The overall gross profit margin for the year ended June 30, 2014 increased by 8 percentage points as compared to the year ended June 30, 2013. Product gross margin for fiscal 2014 increased by 6 margin points as compared to fiscal 2013 mostly due to increased revenues reducing fixed costs per unit, reduction in charges for obsolete or excess inventory, and due to the favorable impact of a net reduction in backlog intangible asset amortization expense of $1.6 million resulting from the acquisition of TomoTherapy on June 10, 2011. Services gross margin for the year ended June 30, 2014 increased by 8 margin points primarily due to cost reductions associated with the increased reliability of the TomoTherapy Systems and continued revenue growth due to the increase in installed base and contract mix, partially offset by the increase in bonus expense.

Research and development expenses

        Research and development expenses were $53.7 million for the year ended June 30, 2014 as compared to $66.2 million for the year ended June 30, 2013, which represents a decrease of $12.5 million, or 19%. The decrease was primarily due to lower compensation expense of $12.0 million resulting from the re-organization of the research and development function during the third quarter of fiscal 2013. Additionally, project related consulting costs decreased by $4.3 million due to the completion of various research and development projects. The decrease was offset by the higher bonus expense of $3.2 million and higher share-based compensation expense of $0.6 million.

        We anticipate that research and development expenses in fiscal 2015 will be higher than fiscal 2014 based on the current schedule of our development projects.

Selling and marketing expenses

        Selling and marketing expenses for the year ended June 30, 2014 were $61.9 million as compared to $54.4 million for the year ended June 30, 2013, which represents an increase of $7.5 million, or 14%. The increase was partially attributable to a $8.0 million increase in compensation and compensation related expenses, which consisted mainly of the increase in commission expense of $2.9 million due to higher sales, a $2.0 million increase in bonus expense, a $2.1 million increase in payroll expense due to increases in personnel and a $0.9 million increase in share-based compensation expense mainly due to the increase in grants of equity awards and higher values per grant. Consulting expense increased by $0.5 million due to sales optimization initiatives. The increase was offset by lower trade show expense of $1.5 million, which was higher for the year ended June 30, 2013 due to the introduction of two new products at an industry trade show during fiscal 2013.

        We anticipate selling and marketing expenses to increase in fiscal 2015 from fiscal 2014 due to anticipated increases in headcount and compensation expenses.

General and administrative expenses

        General and administrative expenses for the year ended June 30, 2014 were $45.3 million as compared to $57.7 million for the year ended June 30, 2013, which represents a decrease of $12.4 million, or 21%. This decrease was partially attributable to $7.4 million of severance charges incurred in fiscal 2013 for the departure of our former Chief Executive Office, Chief Operating Officer and other employees, and $1.7 million related to lease acceleration and fixed asset disposal charges from vacating an office facility in fiscal 2013. The allowance for doubtful accounts expense decreased by $1.5 million in fiscal 2013 due to improved cash collections. In addition, payroll and contractual labor expenses decreased by $2.2 million and consulting, legal and accounting related expenses decreased by $2.5 million due to cost control initiatives. The decrease was offset by higher bonus expense of $2.4 million and higher share-based compensation expense of $1.1 million during the year ended June 30, 2014 as compared to the year ended June 30, 2013.

  Other income (expense), net

        Net other expense for the year ended June 30, 2014 was $14.2 million as compared to $13.1 million for the year ended June 30, 2013, which represents an increase of $1.1 million. In fiscal 2014, we recognized $14.3 million of interest expense related to our Convertible Notes, partially offset by interest income of $0.6 million from our available-for-sale investments and a $0.1 million gain from foreign currency exchange. We also incurred $0.6 million other expense in fiscal 2014 primarily related to the exchange of our 3.50% Convertible Notes to the 3.50% Series A Convertible Notes in April 2014. In fiscal 2013, we recognized net other expense of $13.1 million primarily due to $10.4 million of interest expense related to our Convertible Notes and $2.7 million of foreign currency losses primarily resulting from the depreciation of the Japanese Yen against the U.S. Dollar and the appreciation of the Euro against the U.S. dollar.

  Provision for income taxes

        The provision for income taxes was lower in fiscal 2014 compared to fiscal 2013 mainly due to the activities in international locations—reduction of benefits related to uncertain tax positions offset by the increased foreign earnings.

        At June 30, 2014, we had federal and state net operating loss carryforwards of $320.5 million and $166.8 million, respectively. These federal and state net operating loss carryforwards are available to offset future taxable income, if any, in varying amounts and will begin to expire in 2019 for federal and 2015 for state purposes, respectively. Such net operating loss carryforwards include tax benefits from employee stock option exercises in excess of the share-based compensation expense that has been recognized for these awards. We will record approximately $3.9 million as a credit to additional paid-in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards of approximately $16.1 million and $15.7 million, respectively. If not utilized, the federal research credits will begin to expire in 2019, the California research credits have no expiration date and the other state research credits begin to expire in 2015. Realization of the deferred tax assets, among other factors, is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Due to the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

        At June 30, 2014, there was no provision for U.S. income tax for undistributed earnings of our foreign subsidiaries as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income tax have been provided as of June 30, 2014 was $14.7 million. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

Loss from Discontinued Operations

        The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded for the years ended June 30, 2013 and 2012 were disclosed as discontinued operations.

Impairment of Indefinite Lived Intangible Assets

        In fiscal 2013, we incurred impairment charges of $12.2 million related to the write-down of our in-process research and development, or IPR&D, asset based on results of research and development work carried out by CPAC, then a variable interest entity consolidated by us. See Note 6, "Goodwill and Purchased Intangible Assets", to the consolidated financial statements for details.

Loss from Deconsolidation of CPAC

        On December 21, 2012, we entered into a Purchase Agreement and Release with CPAC, under which all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. As a result of the Purchase Agreement, we concluded that we were no longer the primary beneficiary of CPAC, and therefore, deconsolidated CPAC as of that date. We recorded a loss of $3.4 million in the second quarter of fiscal 2013 due to the write-down of the carrying value of CPAC's net liabilities, the write-off of the receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received.

Fiscal 2013 results compared to 2012 (in thousands, except percentages)

	Years ended June 30,
	2013		2012
					2013 - 2012 % change
(Dollars in thousands)	Amount	%(a)	Amount	%(a)
Products	$137,403	43%	$240,472	59%	(43)%
Services	178,571	57	168,751	41	6

Net revenue	$315,974	100%	$409,223	100%	(23)%

Gross profit	$97,640	31%	$137,272	34%	(29)%

Products gross profit	51,905	38	104,292	43	(50)
Services gross profit	45,735	26	32,980	20	39
Research and development expenses	66,197	21	81,287	20	(19)
Selling and marketing expenses	54,372	17	54,547	13	(0)
General and administrative expenses	57,726	18	57,672	14	0
Other expense, net	13,133	4	12,521	3	5
Provision for income taxes	3,573	1	2,595	1	38
Loss from discontinued operations attributable to stockholders	5,858	2	692	—	747

Net loss attributable to stockholders	$(103,219)	33%	$(72,042)	18%	43%

(a)
Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net revenue

        Revenue derived from sales outside of the Americas region was $172.4 million and $220.2 million for the years ended June 30, 2013 and 2012, respectively, and represented 55% and 54% of our net sales during these periods, respectively.

        Total net revenue decreased by $93.2 million in fiscal 2013 compared to fiscal 2012, primarily due to a $103.1 million decrease in product revenue, partially offset by an increase in service revenues of $9.8 million. The decrease in product revenue was primarily attributable to a 48% decrease in the number of systems sold during fiscal 2013 as compared to fiscal 2012. During fiscal 2013, product revenues from the sale of our systems slowed primarily in the North America and Asia-Pacific regions due to the slowdown in capital expenditures by hospitals, continued uncertainties around economic growth in certain key markets, the delay in availability of the new models of the CyberKnife Systems and the TomoTherapy Systems, and the lack of availability of the MLC option for the new CyberKnife M6 Series Systems.

        Services revenues during fiscal 2013 increased by $9.8 million as compared to fiscal 2012. Service revenues during fiscal 2012 included $11.5 million of service revenues arising from purchase accounting adjustments related to the TomoTherapy acquisition which was completed in June 2011. Such purchase accounting adjustments were not material during fiscal 2013. Excluding such adjustments, service revenues increased by $21.3 million during fiscal 2013 as compared to fiscal 2012 primarily due to an increase in the installed base by 58 systems contributing $14.5 million of incremental revenue, sales of higher priced maintenance contracts (particularly to customers using the TomoTherapy systems) contributing $3.0 million of incremental revenue and increased revenues of $4.5 million resulting from providing direct maintenance services to customers in Japan.

Gross profit

        The overall gross profit margin during fiscal 2013 declined by 3 percentage points as compared to fiscal 2012. Product margins were lower during fiscal 2013 primarily due to higher cost of units sold attributed to higher per-unit production-related costs resulting from lower volume of production and higher charges for write-down of inventories, partially offset by the favorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011. Service margins were higher during fiscal 2013 primarily due to improvements in the reliability of the TomoTherapy Systems leading to reduced parts and labor usage and other cost saving initiatives, partially offset by the unfavorable impact of a net reduction in purchase accounting adjustments resulting from the acquisition of TomoTherapy on June 10, 2011.

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

Research and development expenses

        Research and development expenses were $66.2 million for the year ended June 30, 2013 as compared to $81.3 million for the year ended June 30, 2012, which represents a decrease of $15.1 million, or 19%. The decrease was primarily due to decreases in consulting and project related costs of $8.0 million, compensation related costs of $3.7 million, facilities and information technology related costs of $2.4 million and travel related costs of $0.9 million resulting from cost control initiatives and a reduction in development related activities after two new product introductions at an industry trade show in October 2012 as well as a re-organization of the research and development function during the third quarter of fiscal 2013.

Selling and marketing expenses

        Selling and marketing expenses for the year ended June 30, 2013 were $54.4 million as compared to $54.6 million for the year ended June 30, 2012, which represents a decrease of $0.2 million. The decrease was partially attributable to lower travel related expenses of $0.8 million and other operational expenses of $0.2 million due to cost control initiatives, partially offset by higher tradeshow and advertising related expenses of $0.8 million related to the introduction of two new products at an industry trade show in October 2012.

General and administrative expenses

        General and administrative expenses remained relatively consistent between fiscal 2013 and 2012. However, we incurred additional compensation and severance related charges of $7.4 million during fiscal 2013 due to the departure of our former Chief Executive Office, Chief Operating Officer and other employees during the second quarter of fiscal 2013 and the restructuring of operations during the third quarter of fiscal 2013. During fiscal 2013, we incurred $1.4 million of lease termination charge, net of estimated sub-lease income, for the remaining lease obligations on an office facility that we vacated, and a charge of $0.3 million related to the disposition of certain fixed assets and the write-down of leasehold improvements at this office facility. Additionally, we incurred higher operational costs of $1.6 million during fiscal 2013 primarily due to write-off of non-recoverable VAT. This was partially offset by lower consulting, legal and accounting related expenses of $5.4 million, lower compensation related costs of $3.2 million, lower travel related expenses of $1.0 million and lower facilities and information technology related costs of $0.7 million due to cost control initiatives.

Other income (expense), net

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

Share-based Compensation Expense

        In fiscal 2014, 2013 and 2012, we recorded share-based compensation expense of $11.3 million, $8.2 million and $8.5 million, respectively, related to awards under our incentive stock plans and restricted stock awards, or RSAs, assumed in connection with the acquisition of TomoTherapy. Share-based compensation expense was recorded net of estimated forfeitures (excludes share-based awards not expected to vest). As of June 30, 2014, we had approximately $20.2 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, Employee Stock Purchase Plan, or ESPP shares, restricted stock units, or RSUs, market stock units, or MSUs, which we expect to recognize over a weighted average period from 0.6 to 2.4 years.

Liquidity and Capital Resources

        At June 30, 2014, we had $92.3 million in cash and cash equivalents and $79.6 million in investments. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part I, Item 1A titled "Risk Factors." Also refer to Note 13, "Debt" to the consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

        In addition, the undistributed earnings of our foreign subsidiaries at June 30, 2014 are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of June 30, 2014, we had approximately $45.9 million of cash and cash equivalents at our foreign subsidiaries.

Cash Flows

	Fiscal years ended June 30,
	2014	2013	2012
Net cash provided by (used in) operating activities	$346	$(66,177)	$(38,279)
Net cash provided by (used in) investing activities	8,492	(121,622)	(12,153)
Net cash provided by financing activities	8,377	117,917	100,549
Effect of exchange rate changes on cash and cash equivalents	1,818	(309)	(2,519)

Net increase (decrease) in cash and cash equivalents	$19,033	$(70,191)	$47,598

Operating Activities

        Net cash provided by operating activities was $0.3 million in fiscal 2014 as compared to $66.2 million used in 2013. Net cash provided by operating activities in 2014 was primarily related to:

  •
  Net loss of $35.4 million;

  •
  Net loss offset by non-cash items of $42.9 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, recovery of doubtful accounts receivable, loss on disposal of property and equipment, and provision for excess and obsolete inventory;

  •
  Increase in accounts receivable of $14.8 million as a result of increased sales of $53.4 million offset by cash collections from customers in fiscal 2014;

  •
  Increase in inventories of $8.3 million due to increase in purchases to support sales;

  •
  Increase in prepaid expenses and other assets of $5.2 million primarily due to the increase in prepaid commissions balance of $2.8 million as a result of the increase in orders and prepaid taxes of $2.9 million mostly in foreign locations;

  •
  Increase in accounts payable of $1.1 million due to the increase in inventory and timing of payments;

  •
  Increase in accrued liabilities of $21.7 million primarily due to the increase in accrued bonus expense of $14.2 million, increase in other accrued compensation related expense of $6.0 million;

  •
  Increase in customer advances of $1.7 million due to the payments received for the future revenue deliverables; and

  •
  Increase in deferred revenue of $4.0 million due to the timing of customer billing and revenue recognition, and increase deferred cost of $4.9 million due to the timing of inventory transfer.

        Net cash used in operating activities was $66.2 million in fiscal 2013 as compared to $38.3 million used in 2012. Net cash used in operating activities in 2013 was primarily related to:

  •
  Net loss of $116.5 million, comprised of $97.4 million from continuing operations and $19.1 million from discontinued operations;

  •
  Non-cash related items of $62.1 million corresponding to the depreciation and amortization expenses, impairment charges related to in-process research and development assets, share-based compensation expenses, inventory write-downs due to obsolescence of certain customized parts, accretion of interest expense on the 3.75% Convertible Notes and loss on deconsolidation of CPAC;

  •
  Increase in inventories of $5.1 million due to delays in shipping newly introduced products;

  •
  Decrease in accounts receivable of $10.9 million due to lower billings during the year; and

  •
  Decrease in accrued liabilities of $18.5 million due to timing of vendor payments, payment of accrued bonuses for the prior fiscal year, reduction of compensation related accruals, payments for inventory buy-back obligations and other liabilities.

Cash Flows From Investing Activities

        Net cash provided by investing activities was $8.5 million in fiscal 2014, which primarily consisted of purchases of property and equipment of $11.9 million and purchases of investments of $44.2 million, offset by sales and maturities of short-term investments of $64.6 million.

        Net cash used in investing activities was $121.6 million in fiscal 2013, which was primarily comprised of purchases of investment securities for $102.4 million, purchases of property and equipment for $15.1 million and $3.9 million related to the acquisition of Morphormics.

Cash Flows From Financing Activities

        Net cash provided by financing activities during fiscal 2014 was $8.4 million, attributable to $9.1 million from proceeds from employee stock plans, partially offset by $0.3 million of taxes paid related to net share settlement of equity awards and $0.4 million in payments to convertible note holders to refinance approximately $70.3 million aggregate principal amount of our 3.50% Convertible Notes.

        Net cash provided by financing activities during fiscal 2013 was $117.9 million. In February 2013, we issued the 3.50% Convertible Notes for net proceeds of $110.5 million. In addition, we received cash proceeds of $7.5 million from the exercise of stock options by our employees and the purchase of common stock under our ESPP.

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

Contractual Obligations and Commitments

        The following is a schedule summarizing our obligations to make future payments under contractual obligations as of June 30, 2014:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Convertible Notes(1)	$215,000	$—	$100,000	$115,000	$—
Interest on Convertible Notes	22,236	7,775	12,113	2,348	—
Operating leases	53,645	6,427	16,500	12,749	17,969

Total	$290,881	$14,202	$128,613	$130,097	$17,969

(1)
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

        All of our significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes the critical accounting policies and estimates are those related to revenue recognition, business combinations and assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies.

Revenue Recognition

        We frequently enter into sales arrangements with customers that contain multiple elements or deliverables and we have to make a number of reasoned judgments with respect to elements of these sales arrangements, including how to allocate the proceeds received from an arrangement, whether there are multiple elements in the arrangement, whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition with respect to these arrangements. For sale arrangements that contain multiple elements, we allocate the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence, or VSOE, of fair value, if it exists. VSOE of fair value for each element is based on our standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company's pricing committee when that product or service is not yet being sold separately. When we are not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, we attempt to determine the selling price of each element based on third-party evidence of selling price, or TPE, as determined based on competitors' prices for similar deliverables when sold separately. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When we are not able to establish selling price using VSOE or TPE, we use our best estimate of selling price, or BESP, in the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with our pricing committee, taking into consideration its overall go-to-market pricing strategy.

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

Business Combinations and Assessment of Recoverability of Goodwill and Intangible Assets

        Our methodology for allocating the purchase price relating to business combinations is determined through established valuation techniques. The allocation of the purchase price to intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and appropriate discount rate for those cash flows. Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible net assets of businesses acquired. Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. We have one operating segment and one reporting unit. Therefore, our consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. We estimate the fair value of the reporting unit based on the closing price of our common stock on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and we must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required.

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

Valuation of Inventories

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

Convertible Notes

        We account for convertible notes in accordance with ASC 470-20 Debt with Conversion and Other Options. ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement at our election. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity component of the conversion option. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is accreted to principal during the estimated life of the note.

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

Allowance for Doubtful Accounts

        We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers' financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.

Loss Contingencies

        As discussed in Note 8, Commitments and Contingencies, to the consolidated financial statements, we are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on our results of operations, financial position and cash flows.

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

Interest Rate Risk

        We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2014 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $79.6 million at June 30, 2014. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$1,151	$861	$572	$285	$(282)	$(563)	$(842)	$(1,119)

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

        On April 24, 2014, we issued approximately $70.3 million aggregate principal amount of 3.50% Series A Convertible Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 187.6877 shares of common stock per $1,000 principal amount of the 3.50% Series A Convertible Notes, which is equivalent to a conversion price of approximately $5.33 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.33 upon conversion of the 3.50% Series A Convertible Notes. For every $1 that the share price of our common stock exceeds $5.33, we expect to issue an additional $13.2 million in cash or shares of our common stock, or a combination thereof, if all of the 3.50% Series A Convertible Notes are converted.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Accuray Incorporated

        We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware Corporation) and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuray Incorporated and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Francisco, California
August 29, 2014

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$92,346	$73,313
Short-term investments	79,553	101,084
Restricted cash	1,492	2,728
Accounts receivable, net of allowance for doubtful accounts of $976 and $2,160, respectively	72,152	55,458
Inventories	87,752	81,592
Prepaid expenses and other current assets	17,873	12,595
Deferred cost of revenue	13,302	9,165

Total current assets	364,470	335,935
Property and equipment, net	34,391	34,733
Goodwill	58,091	59,368
Intangible assets, net	23,517	31,896
Deferred cost of revenue	2,899	2,149
Other assets	11,820	11,848

Total assets	$495,188	$475,929

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,639	$15,920
Accrued compensation	32,569	12,461
Other accrued liabilities	24,464	22,893
Customer advances	19,804	17,692
Deferred revenue	92,093	86,893

Total current liabilities	184,569	155,859
Long-term liabilities:
Long-term other liabilities	6,593	5,382
Deferred revenue	9,866	9,085
Long-term debt	195,612	198,768

Total liabilities	396,640	369,094
Commitment and contingencies (Note 5)
Stockholders' Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2014 and 2013 respectively; issued and outstanding: 77,178,365 and 74,587,231 shares at June 30, 2014 and 2013, respectively	77	75
Additional paid-in capital	451,750	424,524
Accumulated other comprehensive income	1,815	1,882
Accumulated deficit	(355,094)	(319,646)

Total stockholders' equity	98,548	106,835

Total liabilities and stockholders' equity	$495,188	$475,929

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended June 30,
	2014	2013	2012
Net revenue:
Products	$173,607	$137,403	$240,472
Services	195,812	178,571	168,751

Total net revenue	369,419	315,974	409,223
Cost of revenue:
Cost of products	97,592	85,498	136,180
Cost of services	129,027	132,836	135,771

Total cost of revenue	226,619	218,334	271,951

Gross profit	142,800	97,640	137,272
Operating expenses:
Research and development	53,724	66,197	81,287
Selling and marketing	61,885	54,372	54,547
General and administrative	45,335	57,726	57,672

Total operating expenses	160,944	178,295	193,506

Loss from operations	(18,144)	(80,655)	(56,234)
Other expense, net	(14,216)	(13,133)	(12,521)

Loss before provision for income taxes	(32,360)	(93,788)	(68,755)
Provision for income taxes	3,088	3,573	2,595

Loss from continuing operations	(35,448)	(97,361)	(71,350)

Loss from discontinued operations:
Loss from operations of a discontinued variable interest entity	—	(3,505)	(7,103)
Impairment of indefinite lived intangible asset of discontinued variable interest entity	—	(12,200)	—
Loss from deconsolidation of a variable interest entity	—	(3,442)	—

Loss from discontinued operations, net of tax of $0	—	(19,147)	(7,103)
Loss from discontinued operations attributable to non-controlling interest	—	(13,289)	(6,411)

Loss from discontinued operations attributable to stockholders	—	(5,858)	(692)

Net loss attributable to stockholders	$(35,448)	$(103,219)	$(72,042)

Loss per share attributable to stockholders
Basic and diluted—continuing operations	$(0.47)	$(1.33)	$(1.01)
Basic and diluted—discontinued operations	$—	$(0.08)	$(0.01)
Basic and diluted—net loss	$(0.47)	$(1.41)	$(1.02)
Weighted average common shares used in computing loss per share
Basic and diluted	75,804	73,281	70,887

Net loss attributable to stockholders	$(35,448)	$(103,219)	$(72,042)
Foreign currency translation adjustment	25	(498)	2,710
Unrealized gain (loss) on investments	475	(457)	—
Defined benefit pension obligation	(567)	—	—

Comprehensive loss	$(35,515)	$(104,174)	$(69,332)

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders' Equity

(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2011	70,059,819	$70	$373,963	$127	$(144,385)	$229,775	$10,552	$240,327

Exercise of stock options, net	746,441	1	1,865	—	—	1,866	—	1,866
Issuance of common stock under employee stock purchase plan	755,532	1	2,580	—	—	2,581	—	2,581
Issuance of restricted stock	302,476	—	—	—	—	—	—	—
Share-based compensation	—	—	7,546	—	—	7,546	—	7,546
Embedded conversion feature on Convertible Note	—	—	23,189	—	—	23,189	—	23,189
Change in non-controlling interest in CPAC	—	—	—	—	—	—	4,101	4,101
Net loss	—	—	—	—	(72,042)	(72,042)	(6,411)	(78,453)
Cumulative translation adjustment	—	—	—	2,710	—	2,710	—	2,710

Balance at June 30, 2012	71,864,268	$72	$409,143	$2,837	$(216,427)	$195,625	$8,242	$203,867

Exercise of stock options, net	1,514,591	2	4,199	—	—	4,201	—	4,201
Issuance of common stock under employee stock purchase plan	663,986	1	3,256	—	—	3,257	—	3,257
Issuance of restricted stock	544,386	—	—	—	—	—	—	—
Share-based compensation	—	—	8,236	—	—	8,236	—	8,236
Deconsolidation of CPAC	—	—	(310)	—	—	(310)	5,047	4,737
Net loss	—	—	—	—	(103,219)	(103,219)	(13,289)	(116,508)
Cumulative translation adjustment	—	—	—	(498)	—	(498)	—	(498)
Unrealized loss on investments, net of tax	—	—	—	(457)		(457)		(457)

Balance at June 30, 2013	74,587,231	$75	$424,524	$1,882	$(319,646)	$106,835	$—	$106,835

Exercise of stock options, net	1,061,513	1	5,311	—	—	5,312	—	5,312
Issuance of restricted stock	913,070	1	—	—	—	1	—	1
Issuance of common stock under employee stock purchase plan	650,315	—	3,536	—	—	3,536	—	3,536
Share-based compensation	—	—	11,038	—	—	11,038	—	11,038
Embedded conversion feature on Convertible Note (Note 13)	—	—	7,844	—	—	7,844	—	7,844
Unamortized Convertible Senior Note issuance costs reclassified to equity	—	—	(243)	—	—	(243)	—	(243)
Tax withholding upon vesting of restricted stock awards	(33,764)	—	(260)	—	—	(260)	—	(260)
Net loss	—	—	—	—	(35,448)	(35,448)	—	(35,448)
Cumulative translation adjustment	—	—	—	25	—	25	—	25
Unrealized gain on investments, net of tax	—	—	—	475	—	475	—	475
Defined benefit pension obligation	—	—	—	(567)	—	(567)	—	(567)

Balance at June 30, 2014	77,178,365	$77	$451,750	$1,815	$(355,094)	$98,548	$—	$98,548

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years ended June 30,
	2014	2013	2012
Cash Flows From Operating Activities
Loss from continuing operations	$(35,448)	$(97,361)	$(71,350)
Loss from discontinued operations	—	(19,147)	(7,103)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,564	25,564	32,592
Impairment of indefinite lived intangible asset	—	12,200	—
Share-based compensation	11,313	8,216	8,458
Amortization of debt issuance costs	1,408	784	363
Accretion/(amortization) of investment premiums/discounts	1,584	295	—
Accretion of interest on long-term debt	5,105	4,302	3,596
Provision for bad debt	(707)	787	1,392
Provision for write-down of inventories	2,836	5,255	2,129
Loss on disposal of property and equipment	666	1,013	296
Gain on previously held equity interest in Morphormics	—	(662)	—
Loss from deconsolidation of a variable interest entity	—	3,442	—
Provision for deferred income taxes	92	947	495
Changes in assets and liabilities:
Restricted cash	(163)	(1,163)	1,605
Accounts receivable	(14,786)	10,858	(9,162)
Inventories	(8,341)	(5,147)	11,927
Prepaid expenses and other assets	(5,241)	4,382	2,523
Deferred cost of revenue	(4,875)	(4,005)	2,080
Accounts payable	(1,057)	(1,140)	(21,425)
Accrued liabilities	21,696	(18,525)	(10,538)
Customer advances	1,744	(659)	(7,044)
Deferred revenue	3,956	3,587	20,887

Net cash provided by (used in) operating activities	346	(66,177)	(38,279)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(11,931)	(15,126)	(10,769)
Purchases of intangible assets	—	(232)	—
Purchases of investments	(44,155)	(102,403)	—
Sales and maturities of investments	64,578	—	—
Acquisition of businesses, net of cash acquired	—	(3,861)	(1,384)

Net cash provided by (used in) investing activities	8,492	(121,622)	(12,153)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	9,054	7,455	4,449
Payments made to convertible note holders	(417)	—	—
Taxes paid related to net share settlement of equity awards	(260)	—	—
Proceeds from debt, net of costs	—	110,462	96,100

Net cash provided by financing activities	8,377	117,917	100,549
Effect of exchange rate changes on cash and cash equivalents	1,818	(309)	(2,519)

Net increase (decrease) in cash and cash equivalent	19,033	(70,191)	47,598
Cash and cash equivalents at beginning of period	73,313	143,504	95,906

Cash and cash equivalents at end of period	$92,346	$73,313	$143,504

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,499	$2,000	$1,198
Cash paid for interest	$8,208	$3,750	$1,875
Non-cash financing activity:
Exchange of Convertible Notes (Note 13)	$7,844	$—	$—
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,142	$366	$389

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements

1. Description of Business

Organization

        Accuray Incorporated (together with its subsidiaries, the "Company" or "Accuray") is incorporated in Delaware. The Company designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company conducts its business worldwide. The Company has its headquarters in Sunnyvale, California, with additional locations worldwide.

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

Discontinued Operations

        As a result of the deconsolidation of CPAC, the results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded for the years ended June 30, 2013 and 2012 have been presented as discontinued operations.

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to revenue recognition, business combinations and assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies. Actual results could differ materially from those estimates.

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

Cash and Cash Equivalents

        The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Investments

        The Company classifies all its investments as available-for-sale at the time of purchase since it is management's intent that these investments be available for current operations, and as such, includes these investments as short-term investments on its balance sheets. These investments consist of fixed-term deposits, commercial paper and investment-grade corporate debt securities with original maturities longer than three months. Short-term investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive loss based on specific identification.

Concentration of Credit Risk and Other Risks and Uncertainties

        The Company's cash and cash equivalents are mainly deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances. The Company has placed its investments with high-credit quality issuers. The Company does not invest an amount exceeding 5% of its combined cash, cash equivalents and investments in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts.

        There were no customers that represented 10% or more of total net revenue for the years ended June 30, 2014, 2013 and 2012. At June 30, 2014, one customer accounted for 13% of accounts receivable. At June 30, 2013, one customer accounted for 10% of accounts receivable.

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

Revenue Recognition

        The Company's revenue is primarily derived from sales of CyberKnife and TomoTherapy Systems and services, which include post-contract customer support or PCS, installation services, training and other professional services. The Company records its revenues net of any value added or sales tax. In all sales arrangements, the Company recognizes revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is reasonably assured and delivery has occurred. Payments received in advance of system shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers. If the Company determines that collection is not probable, the Company will defer the fee and recognize revenue upon receipt of cash.

        The Company frequently enters into sales arrangements that contain multiple elements or deliverables. For sale arrangements that contain multiple elements, the Company allocates the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence, or VSOE of fair value, if it exists. VSOE of fair value for each element is based on the Company's standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company's pricing committee when that product or service is not yet being sold separately. When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, the Company attempts to determine the selling price of each element based on third-party evidence of selling price, or TPE, as determined based on competitors' prices for similar deliverables when sold separately. When the Company is not able to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price, or BESP, in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through consultation with the Company's pricing committee, taking into consideration its overall go-to-market pricing strategy.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company has a limited number of software offerings which are not required to deliver its systems' essential functionality and can be sold separately. The Company accounts for the separate sale of its software products in accordance with the applicable guidance for software revenue recognition. The Company's multiple-element arrangements may also include software deliverables that are subject to the software revenue recognition guidance; and in these cases, the revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using VSOE, TPE or BESP.

        The Company regularly reviews VSOE, TPE and BESP for all of its products and services. As the Company's go-to-market strategies and other factors change, the Company may modify its pricing practices in the future, which may impact the selling prices of systems and services as well as VSOE, TPE and BESP of systems and services. As a result, the Company's future revenue recognition for multiple element arrangements could differ materially from that recorded in the current period.

Product Revenue

        The majority of product revenue is generated from sales of CyberKnife and TomoTherapy systems. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery, assuming all other revenue recognition criteria are met.

        The Company could sell its systems with PCS contracts, installation services, training, and at times, professional services. PCS contracts provide planned and corrective maintenance services, software updates, bug fixes, as well as call-center support.

        The Company records revenues from sales of systems, product upgrades and accessories to distributors depending on the terms of the distribution agreement as well as terms and conditions executed for each sale, and once all revenue recognition criteria have been met.

        The Company's agreements with customers and distributors for system sales generally do not contain product return rights. Certain distributor agreements include parts inventory buy-back provisions upon distributorship termination. The Company accrues an inventory buy-back liability when and if such distributorship termination is expected and the liability can be estimated.

Service Revenue

        Service revenue is generated primarily from PCS (warranty period services and post warranty services), installation services, training, and professional services. PCS revenue is deferred and recognized over the service period. Installation service revenue is recognized concurrent with system revenue. Training revenues are recognized when services are performed, and professional service revenues that are not deemed essential to the functionality of the systems are recognized as such services are performed.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Deferred Revenue and Deferred Cost of Revenue

        Deferred revenue consists of deferred product revenue and deferred service revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company's revenue recognition policy. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually one year. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units and direct service costs for which the revenue has been deferred in accordance with the Company's revenue recognition policies. Deferred revenue and associated deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively.

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including intangible assets, property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable using pretax undiscounted cash flows. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value.

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

Goodwill and Purchased Intangible Assets

        Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company's closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. There was no impairment of goodwill identified in the fiscal years ended June 30, 2014, 2013 and 2012.

        Purchased intangible assets other than goodwill, including developed technology, backlog and distributor license, are amortized on a straight-line basis over their estimated useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which range from approximately one to six years.

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

Advertising Expenses

        The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.6 million, $0.7 million and $0.5 million for the years ended June 30, 2014, 2013 and 2012, respectively.

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

Share-Based Compensation

        The Company issues stock-based compensation awards to employees and directors in the form of stock options, restricted stock units ("RSUs"), performance stock units ("PSUs"), market stock units ("MSUs") and employee stock purchase plan ("ESPP") awards (collectively, "awards").

        The Company measures and recognizes compensation expense for all stock-based awards based on the awards' fair value. Share-based compensation for RSUs and PSUs is measured based on the value of the Company's common stock on the grant date. The Company uses the Monte-Carlo simulation model to estimate the fair value of MSUs. Share-based compensation for employee stock options and ESPP awards are measured on the date of grant using a Black-Scholes option pricing model.

        Awards vest either on a graded schedule or in a lump sum. The Company determines the fair value of each award as a single award and recognizes the expense on a straight-line basis over the service period of the award, which is generally the vesting period. The exercise price of stock options granted is equal to the fair market value of the Company's common stock on the date of grant. Stock options expire ten years from the date of grant.

        Share-based compensation expense for stock options, RSUs, PSUs and the ESPP is based on awards ultimately expected to vest, and the expense is recorded net of estimated forfeitures. The Company recognizes expense for MSUs net of estimated forfeitures and does not adjust the expense for subsequent changes in the expected outcome of the market-based vesting conditions.

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

Net Loss Per Common Share

        Basic and diluted net loss per share is computed by dividing net loss attributable to stockholders by the weighted average number of common shares outstanding during the year.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows (in thousands):

	Years ended June 30,
	2014	2013	2012
Numerator:
Loss from operations used in computing loss per share from continuing operations	$(35,448)	$(97,361)	$(71,350)

Loss from discontinued operations used in computing loss per share from discontinued operations	—	$(5,858)	$(692)

Net loss used in computing net loss per share	$(35,448)	$(103,219)	$(72,042)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	75,804	73,281	70,887

        The potentially dilutive shares of the Company's common stock resulting from the assumed exercise of outstanding stock options, the vesting of RSUs, MSUs and PSUs, and the purchase of shares under the ESPP, as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. The 3.75% Convertible Senior Notes due August 1, 2016 (the "3.75% Convertible Notes"), the 3.50% Convertible Senior Notes due February 1, 2018 (the "3.50% Convertible Notes") and the 3.50% Series A Convertible Notes (the "3.50% Series A Convertible Notes") due February 1, 2018 are included in the calculation of diluted net income per share only if their inclusion is dilutive. For the years ended June 30, 2014, 2013 and 2012, the potentially dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2014	2013	2012
Stock options	3,209	4,844	7,873
RSUs, PSUs and MSUs	3,947	3,387	2,097
3.75% Convertible Notes	—	—	—
3.50% Convertible Notes	8,378	21,576	—
3.50% Series A Convertible Notes	4,985	—	—

	20,519	29,807	9,970

  Outstanding Convertibles Notes—Diluted Share Impact

        The 3.75% Convertible Notes and 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management's intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.75%

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Convertible Notes and 3.50% Series A Convertible Notes, totaling approximately 10.6 million shares and 13.2 million shares, respectively, were not included in the potentially diluted share count table above. The Company's average stock price did not exceed the conversion price of the 3.75% Convertible Notes as of June 30, 2014, 2013 and 2012. The 5.0 million potentially dilutive shares of the 3.50% Series A Convertible Notes included in the table above represent the premium over the principal amount due to the higher average share price. The number of premium shares included in the Company's diluted share count will vary with fluctuations in the Company's share price. Higher actual share prices result in a greater number of premium shares.

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

Accumulated Other Comprehensive Income

        The components of comprehensive loss consist of net loss, unrealized gains and losses on available-for-sale investments, changes in foreign currency exchange rate translation and net changes related to defined benefit pension plan. The unrealized gains and losses on available-for-sale investments, changes in foreign currency exchange rate translation and net changes related to defined benefit pension plan are excluded from earnings and reported as a component of stockholders' equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders' equity. Revenues and expenses are translated at average exchange rates in effect during the period.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The components of accumulated other comprehensive income in the equity section of the balance sheets are as follows (in thousands):

	June 30, 2014	June 30, 2013
Net unrealized gain (loss) on short-term investments	$18	$(457)
Cumulative foreign currency translation gain	2,364	2,339
Change in defined benefit pension obligation	(567)	—

Accumulated other comprehensive income	$1,815	$1,882

Segment Information

        The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2014	2013	2012
Americas	$156,242	$143,613	$189,072
Europe, Middle East, India and Africa	115,396	101,172	110,331
Asia (excluding Japan and India)	44,533	37,829	64,026
Japan	53,248	33,360	45,794

Total	$369,419	$315,974	$409,223

        Information regarding geographic areas in which the Company has long lived tangible assets is as follows (in thousands):

	June 30, 2014	June 30, 2013
Americas	$30,542	$31,797
Europe, Middle East, India and Africa	1,665	1,431
Asia (excluding Japan and India)	444	498
Japan	1,740	1,007

Total	$34,391	$34,733

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in its first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of pending adoption of ASU 2014-09 on its consolidated financial statements.

        In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013, although retrospective application is permitted. The Company is currently assessing the impact of this guidance, if any, on its consolidated financial statements.

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company is currently reviewing this standard, but it does not anticipate that its adoption will have a material impact on the Company's consolidated financial statements.

3. Balance Sheet Components

Cash and Cash Equivalents

        The following is a summary of cash and cash equivalents (in thousands):

	June 30, 2014	June 30, 2013
Cash	$91,797	$60,082
Certificates of deposit	—	12,758
Money market funds	549	473

	$92,346	$73,313

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

Accounts receivable, net

        Accounts receivable, net consisted of the following (in thousands):

	June 30, 2014	June 30, 2013
Accounts receivable	$72,969	$56,830
Unbilled fees and services	159	788

	73,128	57,618
Less: Allowance for doubtful accounts	(976)	(2,160)

Accounts receivable, net	$72,152	$55,458

        The Company deducted $0.7 million and added $0.8 million, and wrote off $0.5 million and $0.3 million from the allowance for doubtful accounts in fiscal 2014 and 2013, respectively.

  Financing receivables

        A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company's balance sheet. The Company's financing receivables, consisting of its accounts receivable with contractual maturities of more than one year totaled $2.8 million and $2.9 million at June 30, 2014 and 2013, respectively and are included in Other Assets in the consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of June 30, 2014 and June 30, 2013, respectively; revenue is recognized on a cash basis for these receivables.

Inventories

        Inventories consisted of the following (in thousands):

	June 30, 2014	June 30, 2013
Raw materials	$37,003	$33,721
Work-in-process	17,692	20,564
Finished goods	33,057	27,307

Inventories	$87,752	$81,592

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

Property and Equipment, net

        Property and equipment consisted of the following (in thousands):

	June 30, 2014	June 30, 2013
Furniture and fixtures	$5,351	$6,506
Computer and office equipment	10,540	9,481
Software	10,736	9,586
Leasehold improvements	18,991	19,199
Machinery and equipment	39,465	37,371
Shared ownership systems	6,265	4,979
Construction in progress	5,877	3,084

	97,225	90,206
Less: Accumulated depreciation	(62,834)	(55,473)

Property and equipment, net	$34,391	$34,733

        Depreciation and amortization expense related to property and equipment for the years ended June 30, 2014, 2013 and 2012 was $12.2 million, $15.2 million and $16.4 million, respectively.

4. Financial Instruments

        The Company considers all highly liquid investments held at major banks, certificates of deposit and other securities with original maturities of three months or less to be cash equivalents.

        The Company classifies all of its investments as available-for-sale at the time of purchase because it is management's intent that these investments are available for current operations and includes these investments on its balance sheets as short-term investments. Investments with original maturities longer than three months include commercial paper and investment-grade corporate debt securities. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are recorded based on specific identification of each security's cost basis.

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

        The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	June 30, 2014
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$91,797	$—	$—	$91,797	$—

Level 1
Money market funds	549	—	—	549	—

Level 2
Corporate notes	79,535	72	(54)	—	79,553

Total	$171,881	$72	$(54)	$92,346	$79,553

	June 30, 2013
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$60,082	$—	$—	$60,082	$—

Level 1
Certificates of deposit	15,365	—	—	12,758	2,607
Money market funds	473	—	—	473	—

	15,838	—	—	13,231	2,607

Level 2
Commercial paper	3,993	—	(1)	—	3,992
Corporate notes	94,941	—	(456)	—	94,485

	98,934	—	(457)	—	98,477

Total	$174,854	$—	$(457)	$73,313	$101,084

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

        The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended June 30, 2014.

        Contractual maturities of available-for-sale securities at June 30, 2014 were as follows (in thousands):

	June 30, 2014
	Amortized Cost	Fair Value
Due in 1 year or less	$28,663	$28,678
Due in 1 - 2 years	25,049	25,050
Due in 2 - 3 years	25,823	25,825

	$79,535	$79,553

        The following table summarizes the carrying values and estimated fair values of the Company's Convertible Notes (in thousands):

	June 30, 2014		June 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$88,511	$115,415	$83,768	$96,560
3.50% Convertible Notes	44,654	79,388	115,000	144,302
3.50% Series A Convertible Notes	62,447	125,065	—	—

Total	$195,612	$319,868	$198,768	$240,862

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

6. Goodwill and Purchased Intangible Assets

Goodwill

        Goodwill as of June 30, 2014 and 2013 and changes in the carrying amount of goodwill for the respective periods are as follows (in thousands):

	June 30, 2014	June 30, 2013
Balance at the beginning of the period	$59,368	$59,215
Addition related to acquisition	—	77
Currency translation and other adjustments	(1,277)	76

Balance at the end of the period	$58,091	$59,368

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Purchased Intangible Assets (Continued)

        In fiscal 2014 the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

        The Company's intangible assets associated with completed acquisitions are as follows (in thousands):

		June 30, 2014			June 30, 2013
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Developed technology	5 - 6	$46,747	$(23,230)	$23,517	$46,747	$(15,276)	$31,471
Distributor license	1.5 - 2.5	2,037	(2,037)	—	2,043	(1,618)	425

		$48,784	$(25,267)	$23,517	$48,790	$(16,894)	$31,896

        During the year ended June 30, 2013, the Company recorded an impairment charge of approximately $12.2 million related to IPR&D technology due to a decrease in projected future usage of the technology.

        The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of June 30, 2014 and 2013.

        Amortization expense, excluding impairment charges related to purchased intangible assets was $8.4 million, $10.4 million and $16.2 million for the years ended June 30, 2014, 2013 and 2012, respectively.

        The estimated future amortization expense of purchased intangible assets as of June 30, 2014 is as follows (in thousands):

Year Ending June 30,	Amount
2015	$7,953
2016	7,953
2017	7,568
2018	43
Thereafter	—

$23,517

7. Investment in CPAC

        In April 2008, TomoTherapy established an affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. Between the date of formation of CPAC through December 2012, the Company and TomoTherapy contributed both cash and intellectual property to CPAC, resulting in a combined equity interest of approximately 15.4% of the outstanding stock of CPAC and approximately 16.3% on a fully diluted basis. As of the Company's acquisition of TomoTherapy on June 10, 2011, the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Investment in CPAC (Continued)

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

        On December 21, 2012, the Company and CPAC entered into a Purchase Agreement and Release, or Purchase Agreement, which provided for all the equity and debt investments held by the Company in CPAC to be purchased by CPAC for a nominal consideration. In addition, the Company assigned all its rights to the Dielectric Wall Accelerator, or DWA technology licensed from Lawrence Livermore National Security, LLC to CPAC. As a result of the Purchase Agreement, the Company concluded that it was no longer the primary beneficiary of CPAC since it did not have any variable interest in CPAC. In the second quarter of fiscal 2013, the Company deconsolidated CPAC and recorded a loss of $3.4 million, resulting from the write-down of the carrying value of CPAC's net liabilities, the write-off of receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded for the years ended June 30, 2013 and 2012 have been presented as discontinued operations in the consolidated statements of operations and comprehensive loss.

8. Commitments and Contingencies

Operating Lease Agreements and Long-term Debt

        The Company leases office and manufacturing space under non-cancelable operating leases with various expiration dates through December 2023. Rent expense was $6.5 million, $8.7 million and $7.1 million for the years ended June 30, 2014, 2013 and 2012, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        The Company is required to make semi-annual interest payments on the Convertible Notes. See Note 13, Debt, for details.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating lease agreements and long-term principal and interest on the Convertible Notes as of June 30, 2014 are as follows (in thousands):

Year Ending June 30,	Operating Leases	Long-term Debt(1)
2015	$6,427	$7,775
2016	8,205	7,775
2017	8,295	104,338
2018	7,931	117,348
2019	4,818	—
Thereafter	17,969	—

Total	$53,645	$237,236

(1)
These amounts represent principal and interest cash payments over the contractual life of the debt obligations, including anticipated interest payments that are not recorded on the Company's consolidated balance sheet. Any conversion, redemption or purchase of Convertible Notes would impact cash payments noted in the preceding table.

        The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers' agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has recorded no liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2014.

Royalty Agreement

        The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation, or WARF, to make, use, sell and otherwise distribute products under certain of WARF's patents anywhere in the world. The Company is required to pay WARF a royalty for each TomoTherapy System sold that includes the licensed technology. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligation of $0.3 million per year, or if the Company commits any breach of the license agreement's covenants. The Company recorded royalty costs of $0.7 million, $0.6 million and $1.0 million for the years ended June 30, 2014, 2013 and 2012, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had accrued liabilities of approximately $0.1 million at June 30, 2014 and 2013 related to this agreement.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

Software License Indemnity

        Under the terms of the Company's software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2014.

Litigation

        From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. Currently, management believes the Company does not have any probable and estimable losses related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. For certain legal proceedings, management believes that there is a reasonable possibility that losses may be incurred. Management currently estimates a range of loss (in excess of amounts accrued) between zero and $0.5 million in the aggregate for such legal proceedings, where it is possible to make such estimates. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Best Medical Trade Secret Litigation

        On September 3, 2009, Best Medical International, Inc., or Best Medical, filed a lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company induced certain individuals to leave the employment of Best Medical and join the Company in order to gain access to Best Medical's confidential information and trade secrets. Best Medical is seeking monetary damages and other relief. On October 25, 2011, the court presiding over the case granted summary judgment in favor of the Company on all counts. On November 21, 2011, Best Medical filed a notice of appeal. On December 22, 2011, the court awarded attorney fees and costs to the Company and ordered the Company to file an accounting of its fees and costs. Following the filing of the accounting of the Company's fees and costs, the magistrate judge presiding over the case issued a report on the Company's accounting and recommended an award to the Company in the amount of $0.5 million in attorney fees and costs, which was adopted in its entirety by the District Court on September 27, 2013. On July 3, 2013, the Court of Appeals for the Third Circuit issued a briefing schedule for the appeal of this case. Best Medical's brief was filed on September 16, 2013 and the Company's brief was filed on December 30, 2013. Best Medical filed its reply brief on January 10, 2014. The parties reached a settlement effective June 9, 2014. The case, including the related appeals, was dismissed with prejudice on June 26, 2014.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

Best Medical Patent Litigation

        On August 6, 2010, Best Medical filed an additional lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania, claiming that the Company has infringed U.S. Patent No. 5,596,619, a patent that Best Medical alleges protects a method and apparatus for conformal radiation therapy. In December 2010, Best Medical amended its complaint by claiming that the Company also infringed U.S. Patent Nos. 6,038,283 and 7,266,175, both of which Best Medical alleges cover methods and apparatus for conformal radiation therapy. In March 2011, the court dismissed with prejudice all counts against the Company, except for two counts of alleged willful infringement of two of the patents. Following several procedural rulings by the court, Best Medical moved to voluntarily dismiss one of the two remaining patent claims on June 28, 2011, which the court granted on June 30, 2011, leaving only one patent (U.S. Patent No. 6,038,283) at issue in the case. The parties failed to a reach settlement during mandatory settlement conferences held in March 2013, May 2013 and April 2014. Best Medical was seeking declaratory and injunctive relief, as well as unspecified compensatory and treble damages and other relief. The parties reached a settlement effective June 9, 2014. The case was dismissed with prejudice on June 26, 2014.

Rotary Systems

        On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems' trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case on May 19, 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court granted the Company's motion for sanctions, in part, and gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary Systems' amended complaint and set a calendar for discovery. The court ruled on the amended complaint, and the parties have started discovery, which was originally expected to be completed by October 2013. The parties jointly asked the court to extend discovery until February 2014. The Company filed a motion for summary judgment and, on September 11, 2013, the court held a hearing on the Company's motion for summary judgment and to stay discovery pending the ruling on the summary judgment motion. On December 5, 2013, the court ruled in favor of the Company. Rotary Systems filed its notice of appeal on January 29, 2014. On April 14, 2014, Rotary Systems filed its appellant brief with the court. On June 2, 2014, the Company filed its response brief, and on June 27, 2014, Rotary Systems filed its reply brief with the court. The parties are awaiting a hearing date from the court for oral arguments. The Company anticipates that the argument will be heard in the fall of 2014.

Sarif Biomedical Patent Litigation

        On January 28, 2013, Sarif Biomedical filed a patent infringement complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges the Company's

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

CyberKnife System directly infringes U.S. Patent No. 5,755,725 and seeks unspecified monetary damages for the alleged infringement. Accuray filed an answer to the complaint in March 2013. The parties have exchanged initial discovery requests and responses. The court issued a scheduling order on April 29, 2014. Accuray made its first document production on May 30, 2014. Discovery closes on May 5, 2015, and trial is set for April 11, 2016.

Cowealth Medical

        On February 27, 2014, Cowealth Medical Holding Co., Ltd. ("Cowealth"), Accuray's former distributor in China, submitted a request for arbitration with the International Chamber of Commerce International Court of Arbitration ("ICC") alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth's confidential information. Cowealth is seeking damages and injunctive relief. Accuray's answer and counterclaim were submitted to the ICC on May 12, 2014, and Cowealth served its reply on June 27, 2014. A hearing has been set for January 27, 2015.

9. Stockholders' Equity

        In fiscal 2012, the Company retired 2,140,018 shares of its common stock that were repurchased in prior years and accounted for as treasury stock. The Company did not have an active stock repurchase program at June 30, 2014.

        At June 30, 2014, the Company had 13.2 million and 21.6 million shares of common stock reserved for future issuance to the holders of the 3.75% Convertible Senior Notes and 3.50% Convertible Senior Notes (including Series A Convertible Senior Notes), respectively, and had 13.8 million shares of common stock reserved for issuance under the stock incentive plans and the employee stock purchase plan.

10. Stock Incentive Plan and Employee Stock Purchase Plan

        As of June 30, 2014, the Company had two outstanding stock incentive plans: the 2007 Stock Incentive Plan, or the 2007 Plan; and the 1998 Stock Incentive Plan, or the1998 Plan. The 2007 Plan permits the granting of stock options, restricted stock awards, or RSAs and restricted stock units, or RSUs. The vesting of RSUs under the 2007 Plan may be time-based (over the requisite service period), performance-based, or PSUs or market-based, or MSUs. Only employees of the Company are eligible to receive incentive stock options. Non-employees may be granted non-qualified options.

        Stock options granted under the 2007 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and no less than 85% of the fair value for non-qualified stock options. The stock options have 10 year contractual terms and generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Time-based RSUs generally vest 25% of the share units covered by the grant on each of the first through fourth anniversaries of the date of the grant. However, certain of the outstanding RSUs vest 50% upon the first anniversary year of the grant date, and 50% upon the second anniversary year of the grant date. The Board of Directors has the discretion to use different vesting schedules.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        As of June 30, 2014, the 1998 Plan continued to remain in effect; however, the Company can no longer make equity awards under the plan.

        The following table summarizes the share-based compensation charges included in the Company's consolidated statements of operations and comprehensive loss (in thousands):

	Years ended June 30,
	2014	2013	2012
Cost of revenue	$1,912	$1,498	$1,672
Research and development	2,585	1,949	2,340
Selling and marketing	2,059	1,121	729
General and administrative	4,757	3,648	3,717

	$11,313	$8,216	$8,458

        For the years ended June 30, 2014, 2013 and 2012, the Company capitalized share-based compensation costs of $0.5 million, $0.6 million and $0.4 million, respectively, as components of inventory.

  Stock Options

        The Company did not grant any stock options in the year ended June 30, 2014. The Company used the Black-Scholes option pricing model to measure the fair value of stock options grants. During the years ended June 30, 2013 and 2012, the following weighted average assumptions were used:

	Years Ended June 30,
	2013	2012
Risk-free interest rate	0.87% - 1.15%	0.85% - 1.72%
Dividend yield	—	—
Expected life	6.25	6.25
Expected volatility	52.7% - 63.2%	52.0% - 52.9%

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        A summary of option activity under the Company's Incentive Plan during the fiscal years is presented below (in thousands, except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2011	8,336	$7.39	5.13	$19,131
Options granted	1,399	$4.53
Options exercised	(746)	$2.50
Options forfeited/expired	(1,116)	$9.79

Balance at June 30, 2012	7,873	$7.00	5.57	$12,359
Options granted	1,250	$6.54
Options exercised	(1,515)	$2.77
Options forfeited/expired	(2,764)	$8.86

Balance at June 30, 2013	4,844	$7.15	6.17	$2,771
Options granted	—	$—
Options exercised	(1,062)	$5.01
Options forfeited/expired	(573)	$9.49

Balance at June 30, 2014	3,209	$7.44	5.38	$8,251

Vested or Expected to vest at June 30, 2014	3,209	$7.44	5.38	$8,251

Exercisable at June 30, 2014	2,470	$7.87	4.58	$6,191

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the Company's common stock on June 30, 2014 of $8.80 and the exercise price of the options) that would have been received by option holders if all options exercisable had been exercised on June 30, 2014. The total intrinsic value of options exercised in the years ended June 30, 2014, 2013, and 2012 was approximately $3.8 million, $4.5 million and $2.9 million, respectively.

        During the years ended June 30, 2014, 2013 and 2012, the Company recognized $1.7 million, $2.9 million and $3.5 million, respectively, of share-based compensation expense for stock options granted to employees. The weighted average fair value of options granted was $3.48 and $2.30 per share for the years ended June 30, 2013 and 2012.

        Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2014, 2013 and 2012.

        As of June 30, 2014, there was approximately $2.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 2.08 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        The following table summarizes information about outstanding and exercisable options at June 30, 2014 (in thousands, except years and exercise prices):

	Options Outstanding			Options Exercisable
Exercice Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.50 - 4.01	611	4.73	$3.81	474	$3.75
$4.23 - 5.68	477	4.96	5.20	402	5.28
$5.74 - 6.28	518	6.97	6.14	326	6.07
$6.31 - 6.58	397	4.66	6.47	359	6.47
$6.63 - 6.90	111	5.59	6.67	105	6.67
$6.96	422	8.15	6.96	174	6.96
$7.06 - 10.36	359	4.42	8.82	316	9.00
$13.05 - 18.40	196	3.14	16.00	196	16.00
$22.70	3	1.86	22.70	3	22.70
$28.47	115	2.61	28.47	115	28.47

Total Outstanding	3,209	5.38	$7.44	2,470	$7.87

  Restricted Stock

        The following table summarizes the activity of RSUs, PSUs and MSUs:

Unvested Restricted Stock	Restricted Stock Units (000's)	Performance Stock Units (000's)	Market Stock Units (000's)	Total Number of Shares Underlying Stock Awards (000's)	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2011	658	—	—	658	$6.97
Granted	1,047	954	—	2,001	4.53
Vested	(302)	—	—	(302)	4.47
Cancelled/Forfeited	(193)	(66)	—	(259)	5.67

Unvested at June 30, 2012	1,210	888	—	2,098	5.16
Granted	2,200	36	426	2,662	5.52
Vested	(526)	(18)	—	(544)	5.18
Cancelled/Forfeited	(460)	(350)	(19)	(829)	5.18

Unvested at June 30, 2013	2,424	556	407	3,387	5.66
Granted	2,125	70	735	2,930	7.28
Vested	(888)	(25)	—	(913)	8.70
Cancelled/Forfeited	(545)	(576)	(336)	(1,457)	5.44

Unvested at June 30, 2014	3,116	25	806	3,947	$6.24

        As of June 30, 2014, there was approximately $17.2 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted average period of 2.44 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

Restricted Stock Units

        The Company recognized $6.4 million, $3.6 million and $2.5 million of share-based compensation expense, net of estimated forfeitures, related to RSUs during the years ended June 30, 2014, 2013 and 2012. The weighted average grant date fair value per share of RSUs was $7.32, $5.89 and $4.80 for the years ended June 30, 2014, 2013 and 2012, respectively. As of June 30, 2014, there was approximately $14.1 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs. The aggregate fair market value of RSUs that vested during the year ended June 30, 2014 was $7.7 million.

        The Company recognized $0.3 million and $1.4 million of share-based compensation expense during the years ended June 30, 2013 and 2012, respectively, related to RSAs assumed in connection with the acquisition of TomoTherapy. The expense recognized in fiscal 2014 was immaterial.

Performance Stock Units

        During fiscal 2012, the Compensation Committee approved the grant of 1.0 million PSUs to certain employees of the Company. The PSUs were cancelled in fiscal 2014 as it was determined that the Company did not achieve the requisite performance targets.

        The Company recognized $0.1 million of share-based compensation expense, net of estimated forfeitures, related to PSUs during the year ended June 30, 2014. The expense recognized during the year ended June 30, 2013 was immaterial.

Market Stock Units

        The Compensation committee approved the performance equity program, referred to as the market stock unit program, or MSU program, in October 2012. The Company's MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company's total stockholder return match or exceed that of the Russell 2000. Based on a sliding scale of how much the Company's total stockholder return outperforms the Russell 2000 benchmark, the participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods. The Company uses a Monte-Carlo simulation to calculate the fair value of the award on the grant date. The Company recognized $1.8 million and $0.3 million of share-based compensation expense, net of estimated forfeitures, related to MSUs during the years ended June 30, 2014 and 2013. The weighted average grant date fair value per share of MSUs was $7.18 and $5.39 for the years ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $3.1 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs. There were no vested MSUs and 0.2 million of MSUs were cancelled in fiscal 2014 as the performance targets were not achieved for the first measurement period. Assuming 100% performance target will be achieved, 0.5 million and 0.3 million of MSUs will vest by the end of fiscal 2015 and 2016, respectively.

Employee Stock Purchase Plan

        Under the Company's 2007 Employee Stock Purchase Plan, or ESPP, qualified employees are permitted to purchase the Company's common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the fair market value on the specified purchase date. The ESPP is deemed compensatory and compensation costs are accounted for under ASC 718, Stock Compensation. Employees' payroll deductions may not exceed 10% of their

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

salaries. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

        The Company estimates the fair value of ESPP shares at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions were as follows:

	Years Ended June 30,
	2014	2013	2012
Risk-free interest rate	0.06% - 0.13%	0.07% - 0.14%	0.05% - 0.12%
Dividend yield	—	—	—
Expected life	0.5 - 1.0	0.50	0.50
Expected volatility	27.5% - 46.5%	40.3% - 53.7%	33.6% - 50.6%

        The risk-free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period; expected volatility was based on the historical volatility of the Company's common stock; and the expected term was based upon the offering period of the ESPP. For the years ended June 30, 2014, 2013 and 2012, the Company recognized $1.3 million, $1.3 million and $1.1 million, respectively, of compensation expense related to its ESPP.

        The Company issued 0.7 million shares under the ESPP in fiscal 2014 and 2013, respectively, at a weighted average price per share of $5.44 and $4.89, respectively. As of June 30, 2014, total unrecognized compensation cost related to the ESPP plan was $0.7 million, which the Company expects to recognize over a weighted average period of 0.6 years.

11. Income Taxes

        Loss before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2014	2013	2012
Domestic	$(42,485)	$(103,964)	$(75,391)
Foreign	10,125	10,176	6,636

Total worldwide	$(32,360)	$(93,788)	$(68,755)

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	78	(21)	(7)
Foreign	2,918	2,647	2,107

Total current	2,996	2,626	2,100
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	92	947	495

Total deferred	92	947	495

Total provision for income taxes	$3,088	$3,573	$2,595

        Income tax payable was $2.0 million and $1.2 million at June 30, 2014 and 2013, respectively. A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2014	2013	2012
U.S. federal taxes (benefit):
At federal statutory rate	$(11,326)	$(32,826)	$(24,064)
State tax, net of federal benefit	78	(21)	(7)
Stock-based compensation expense	332	4,061	3,645
Change in valuation allowance	13,997	33,454	24,796
Credits	(114)	(1,272)	(846)
Other	640	69	(1,245)
Foreign taxes	(519)	108	316

Total	$3,088	$3,573	$2,595

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

purposes. Significant components of the Company's net deferred tax assets were as follows (in thousands):

	June 30,
	2014	2013
Deferred tax assets:
Federal and state net operating losses	$116,734	$105,110
Accrued expenses and reserves	6,410	7,021
Deferred revenue	1,217	1,913
Credits	16,686	16,636
Share-based compensation expense	5,391	10,691
Unicap	1,710	1,540
Other	904	623

Total deferred tax assets	149,052	143,534
Deferred tax liabilities:
Debt discount	(7,087)	(4,884)
Fixed assets/intangibles	(8,268)	(11,740)
Foreign currency differences	(7)	(1,697)

Total deferred tax liabilities	(15,362)	(18,321)
Valuation allowance	(133,039)	(124,781)

Net deferred tax assets	$651	$432

        The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of June 30, 2014 was $14.7 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

        As of June 30, 2014 the Company had approximately $320.5 million and $166.8 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2019 for federal and 2015 for state purposes. Such net operating loss carryforwards include excess tax benefits from employee stock option exercises which, in accordance with guidance for income tax accounting, have not been recorded within the Company's deferred tax asset balances. The Company will record approximately $3.9 million as a credit to additional paid-in capital as and when such excess benefits are ultimately realized.

        In addition, as of June 30, 2014, the Company had federal and state research and development tax credits of approximately $16.1 million and $15.7 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits began to expire in 2015.

        Utilization of the Company's net operating loss and credit carryforwards is subject to annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The acquisition of TomoTherapy and the resulting Section 382

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

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

        The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2014	2013	2012
Balance at beginning of year	$16,749	$15,147	$14,158
Tax positions related to current year:
Additions	1,489	1,781	1,129
Tax positions related to prior years:
Additions	—	564	40
Reductions	(1,069)	(743)	(180)

Balance at end of year	$17,169	$16,749	$15,147

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior years tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates that except for $0.3 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2014, the amount of gross unrecognized tax benefits was $17.2 million of which $10.2 million would affect the Company's effective tax rate if realized.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2014 and 2013, the Company had approximately $0.7 million of accrued interest and penalties related to uncertain tax positions.

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

        The Company is also subject to periodic examination of its income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases the Company has received additional tax assessments which have not been significant. Currently, the Company is under audit by the German tax authorities which is in the early stages of the audit.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Other Income (Expense), Net

        Other income (expense), net consisted of the following (in thousands):

	Years Ended June 30,
	2014	2013	2012
Interest expense on convertible notes	$(14,287)	$(10,378)	$(7,397)
Foreign currrency transaction loss	(91)	(2,503)	(4,386)
Other	162	(252)	(738)

Total other expense, net	$(14,216)	$(13,133)	$(12,521)

13. Debt

3.75% Convertible Senior Notes due August 2016

        On August 1, 2011, the Company issued the 3.75% Convertible Notes to certain qualified institutional buyers or QIBs. The Securities were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended or Rule 144A. The net proceeds from the $100 million offering, after deducting the initial purchaser's discount and commission and the related offering costs, were approximately $96.1 million. The offering costs and the initial purchaser's discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The 3.75% Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The 3.75% Convertible Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

        The 3.75% Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the Securities may convert their 3.75% Convertible Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date. Prior to May 1, 2016, holders of the Securities may convert their 3.75% Convertible Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of the Company's common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the "Note Measurement Period") in which the trading price per $1,000 principal amount of 3.75% Convertible Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company's common stock and the applicable conversion rate for such trading day; (3) if the Company calls any or all of the 3.75% Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the 3.75% Convertible Notes, the Company will have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company's election. At any time on or prior to the 33rd business day immediately preceding the maturity date, the Company may irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company's conversion obligation or (b) pay cash up to the aggregate

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

principal amount of the 3.75% Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 3.75% Convertible Notes being converted. The initial conversion rate is 105.5548 shares of the Company's common stock per $1,000 principal amount of 3.75% Convertible Notes (which represents an initial conversion price of approximately $9.47 per share of the Company's common stock). The conversion rate, and thus the conversion price, are subject to adjustment as further described below.

        Holders of the 3.75% Convertible Notes who convert their Securities in connection with a "make-whole fundamental change," as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a "fundamental change," as defined in the Indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their 3.75% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

        In April 2014, through a series of transactions, the Company refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes with approximately $70.3 million aggregate principal amount of the Company's new 3.50% Series A Convertible Senior

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

Notes due 2018 (the "3.50% Series A Convertible Notes"). The remaining balance of the 3.50% Convertible Notes was $44.7 million as of June 30, 2014.

        The 3.50% Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Convertible Notes may convert their 3.50% Convertible Notes at any time until the close of business on the business day immediately preceding the maturity date. The 3.50% Convertible Notes are convertible, as described below into common stock of the Company at an initial conversion rate equal to 187.6877 shares of common stock per $1,000 principal amount of the 3.50% Convertible Notes, which is equivalent to a conversion price of approximately $5.33 per share of common stock, subject to adjustment.

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

        In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the consolidated balance sheet as of June 30, 2014.

3.50% Series A Convertible Senior Notes due February 2018

        On April 17, 2014, the Company entered into note exchange agreements with certain holders (the "Participating Holders") of the 3.50% Convertible Notes to refinance approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Notes. Pursuant to the note exchange agreements, the Company also paid the Participating Holders an aggregate of approximately $0.4 million in cash in connection with such transactions. The principal amount of 3.50% Convertible Notes refinanced for each $1,000 principal amount of the 3.50% Series A Convertible Notes was $1,000 and the amount in cash paid per $1,000 principal amount of such 3.50% Convertible Notes delivered was determined in individual negotiations between the Company and each Participating Holder. The Series A Convertible Notes have the same interest rate, maturity and other terms as the 3.50% Convertible Notes, except that the 3.50% Series A Convertible Notes are convertible into cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's option.

        The 3.50% Series A Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Series A Convertible Notes may convert their Securities at any time on or after November 1, 2017 until the close of business on the business day immediately preceding the maturity date. Prior to November 1, 2017, holders of the 3.50% Series A Convertible Notes may convert their Securities only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2014, and only during such calendar quarter, if the closing sale price of the Company's common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the "Note Measurement Period") in which the trading price per $1,000 principal amount of 3.50% Series A Convertible Notes for each trading day of that Securities Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company's common stock and the applicable conversion rate for such trading day; or (3) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the 3.50% Series A Convertible Notes, the Company will have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company's election. At any time on or prior to the 17th business day immediately preceding the maturity date, the Company may irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company's conversion obligation or (b) pay cash up to the aggregate principal amount of the 3.50% Series A Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 3.50% Series A Convertible Notes being converted. The initial conversion rate is 187.6877 shares of the Company's common stock per $1,000 principal amount of 3.50% Series A Convertible Notes (which represents an initial conversion price of approximately $5.33 per share of the Company's common stock). The conversion rate, and thus the conversion price, are subject to adjustment as further described below.

        Holders of the 3.50% Series A Convertible Notes who convert their Notes in connection with a "make-whole fundamental change", as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a "fundamental change," as defined in the Indenture, holders of the 3.50% Series A Convertible Notes may require the Company to purchase all or a portion of their 3.50% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 3.50% Series A Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

        In accordance with Accounting Standards Codification, or ASC 470-20, Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the 3.50% Series A Convertible Notes. The principal amount of the liability component of the 3.50% Series A Convertible Notes was $62.5 million as of the date of issuance based on the present value of its cash flows using a discount rate of 7%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $7.9 million. In addition, the portion of the cash amount paid to the Participating Holders totaling $370 thousand was allocated to the debt discount with the remaining $47 thousand to equity component. The liability component is being accreted to the principal amount of the 3.50% Series A Convertible Notes using the effective interest method through the maturity in February 2018.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

        The following table presents the carrying values of all Convertible Notes as of June 30, 2014 (in thousands):

	3.75% Notes	3.50% Notes	3.50% Series A Notes	TOTAL
Carrying amount of the equity conversion component	$23,189	$—	$7,844	$31,033

Principal amount of the Convertible Notes	$100,000	$44,654	$70,346	$215,000
Unamortized debt discount	(11,489)	—	(7,899)	(19,388)

Net carrying amount	$88,511	$44,654	$62,447	$195,612

        As of June 30, 2014, the remaining period over which the unamortized debt discount of the 3.75% Convertible Notes will be amortized is 25 months using an effective interest rate of 10.9%; the remaining amortization period of the 3.50% Series A Convertible Notes is 43 months using an effective interest rate of 7.10%.

        A summary of interest expense on all Convertible Notes is as follows (in thousands):

	Year ended June 30,
	2014	2013	2012
Interest expense related to contractual interest coupon	$7,774	$5,292	$3,438
Interest expense related to amortization of debt discount	5,105	4,302	3,596
Interest expense related to amortization of debt issuance costs	1,408	784	363

	$14,287	$10,378	$7,397

14. Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.1 million, $2.3 million and $2.2 million to the 401(k) Plan during the years ended June 30, 2014, 2013 and 2012, respectively.

15. Defined Benefit Pension Obligation

        The Company has established a defined pension plan for its employees in Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year-end measurement date for this plan. The unfunded liability of $1.0 million was recognized in long-term other liabilities in the accompanying balance sheet as of June 30, 2014. Actuarial loss of $0.6 million was recognized in other comprehensive income (loss) in fiscal 2014.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

16. Restructuring Charges

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

17. Quarterly Financial Data (unaudited)

        The following table provides the selected quarterly financial data for fiscal 2014 and 2013 (in thousands, except per share amounts):

	Quarters ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net revenue	$76,641	$93,634	$97,144	$102,000
Gross profit	$26,478	$38,171	$39,704	$38,447
Net loss	$(15,533)	$(5,441)	$(4,665)	$(9,809)
Net earnings per share—basic and diluted	$(0.21)	$(0.07)	$(0.06)	$(0.13)
Shares used in basic and diluted per share calculation	74,700	75,280	76,382	76,879

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Financial Data (unaudited) (Continued)

	Quarters ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net revenue	$82,748	$77,779	$70,547	$84,900
Gross profit	$23,676	$26,626	$20,053	$27,285
Loss from continuing operations	$(21,930)	$(25,513)	$(31,203)	$(18,715)
Loss from discontinued operations	$(2,200)	$(3,658)	$—	$—
Net loss	$(24,130)	$(29,171)	$(31,203)	$(18,715)
Net earnings per share—basic and diluted—continuing operations	$(0.31)	$(0.35)	$(0.42)	$(0.25)
Net earnings per share—basic and diluted—discontinued operations	$(0.03)	$(0.05)	$—	$—
Net earnings per share—basic and diluted—net loss	$(0.34)	$(0.40)	$(0.42)	$(0.25)
Shares used in basic and diluted per share calculation	71,995	72,870	74,016	74,270

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2014, based upon the framework in "1992 Internal Control—Integrated Framework".

        Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of June 30, 2014.

(c)   Changes in Internal Control over Financial Reporting

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Accuray Incorporated

        We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware Corporation) and subsidiaries (the "Company") as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2014, and our report dated August 29, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Francisco, California
August 29, 2014

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

        The information in our 2014 Proxy Statement regarding directors and executive officers appearing under the headings "Proposal One—Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        In addition, the information in our 2014 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

        There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Code of Conduct and Ethics

        We have adopted a Code of Conduct and Ethics that applies to all employees including our principal executive officer and principal financial officer. The full texts of our codes of business conduct and ethics are posted on our website at www.accuray.com under the Investor Relations section. We intend to disclose future amendments to certain provisions of our codes, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Item 11.    EXECUTIVE COMPENSATION

        The information in our 2014 Proxy Statement appearing under the headings "Executive Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Non-Employee Directors" and "Compensation Committee Interlocks and Insider Information" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2014 Proxy Statement appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2014 Proxy Statement appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information in our 2014 Proxy Statement appearing under the headings "Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
We have the filed the following documents as part of this report:

1.
Consolidated Financial Statements (as set forth in Item 8)

  2.
  Consolidated Financial Statement Schedules

        The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2014, 2013 and 2012 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

        All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

  3
  Exhibits

        The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
2.1	Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.	ARAY	S-1/A	333-138622	2.1	02/07/2007

2.2	Agreement and Plan of Merger, by and among Registrant, Jaguar Acquisition, Inc. and TomoTherapy Incorporated dated March 6, 2011.	ARAY	8-K	001-33301	2.1	03/07/2011

3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	8-K	001-33301	3.1	02/06/2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.2	Amended and Restated Bylaws of Registrant.	ARAY	8-K	001-33301	3.1	08/29/2011

4.1	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of August 1, 2011.	ARAY	10-Q	001-33301	10.1	11/08/2011

4.2	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of February 13, 2013.	ARAY	10-Q	001-33301	4.1	05/09/2013

4.3	Investors' Rights Agreement by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock, dated October 30, 2006.	ARAY	S-1	333-138622	4.2	11/13/2006

4.4	Form of Common Stock Certificate.	ARAY	S-1/A	333-138622	4.3	02/05/2007

4.5	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of April 24, 2014.	ARAY	8-K	001-33301	4.1	04/25/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.1	Industrial Complex Lease by and between Registrant and MP Caribbean, Inc., dated July 14, 2003, as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S-1	333-138622	10.1	11/13/2006

10.1(a)	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10-K	001-33301	10.1(a)	09/04/2007

10.2	Fourth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated September 18, 2007.	ARAY	10-Q	001-33301	10.3	02/04/2010

10.3	Fifth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated April 1, 2008.	ARAY	10-Q	001-33301	10.4	02/04/2010

10.4	Sixth Amendment to Industrial Complex Lease by and between the Registrant and I & G Caribbean, Inc., dated December 18, 2009.	ARAY	10-Q	001-33301	10.5	02/04/2010

10.5	Seventh Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated June 20, 2014.	ARAY	8-K	001-33301	10.1	06/24/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.6		Standard Industrial Lease by and between Registrant and The Realty Associates Fund III, L.P., effective as of June 30, 2005.	ARAY	S-1	333-138622	10.2	11/13/2006

10.7	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.3	11/13/2006

10.8	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.4	11/13/2006

10.9	*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10-K	001-33301	10.8	09/19/2011

10.10	*	Accuray Incorporated 2007 Employee Stock Purchase Plan, as amended.	ARAY	10-Q	001-33301	10.2	05/07/2014

10.11	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10-Q	001-33301	10.7	05/10/2011

10.12	‡	Nonexclusive End-User Software License Agreement by and between Registrant and The Regents of the University of California, dated September 9, 2005.	ARAY	S-1	333-138622	10.18	11/13/2006

10.13	‡	License Agreement by and between Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of July 9, 1997.	ARAY	S-1	333-138622	10.19	11/13/2006

10.14	*	Accuray Incorporated Performance Bonus Plan.	ARAY	10-Q	001-33301	10.1	02/08/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.15	Lease Agreement by and between TomoTherapy Incorporated and Old Sauk Trails Park Limited Partnership, dated January 26, 2005.	TOMO	S-1	333-140600	10.13	02/12/2007

10.16	Lease Agreement, dated October 28, 2005, between TomoTherapy Incorporated and Adelphia, LLC.	TOMO	S-1	333-140600	10.14	02/12/2007

10.17	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.1	06/17/2011

10.18	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.2	06/17/2011

10.19	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.3	06/17/2011

10.20	Development and OEM Supply Agreement by and between TomoTherapy Incorporated and Analogic Corporation, dated January 27, 2003.	TOMO	S-1/A	333-140600	10.11	04/16/2007

10.21	License Agreement 98-0228, dated February 22, 1999, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation.	TOMO	S-1/A	333-140600	10.4	04/19/2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.22		Amendment to License Agreement 90-0228, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation, dated April 16, 2007.	TOMO	S-1	333-146219	10.31	09/21/2007

10.23		Amendment to License Agreement 90-0228 between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation, dated December 16, 2008.	TOMO	8-K	001-33452	10.2	12/30/2008

10.24		Amendment to Lease between Registrant and OAW Orleans 1310, LLC, as successor to The Realty Associates Fund III, L.P., dated April 12, 2011.	ARAY	10-K	001-33301	10.54	09/19/2012

10.25	*	Employment Agreement, by and between Joshua H. Levine and the Registrant, dated October 12, 2012.	ARAY	8-K	001-33301	10.1	10/17/2012

10.26	*	General Release and Separation Agreement by and between the Registrant and Euan S. Thomson, Ph.D., dated October 27, 2012.	ARAY	10-Q	001-33301	10.2	02/06/2013

10.27	*	Consulting Services Agreement by and between Registrant and Euan S. Thomson, Ph.D., dated October 27, 2012.	ARAY	10-Q	001-33301	10.3	02/06/2013

10.28	*	General Release and Separation Agreement by and between Registrant and Chris Raanes, dated November 26, 2012.	ARAY	10-Q	001-33301	10.4	02/06/2013

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.29	†	Purchase Agreement and Release by and among the Registrant, TomoTherapy Incorporated and Compact Particle Acceleration Corporation, dated December 21, 2012.	ARAY	10-Q	001-33301	10.5	02/06/2013

10.30	*	Renewal Executive Employment Agreement by and between the Registrant and Derek Bertocci, dated January 1, 2013.	ARAY	10-Q	001-33301	10.1	05/09/2013

10.31	*	Renewal Executive Employment Agreement by and between the Registrant and Theresa Dadone, dated January 1, 2013.	ARAY	10-Q	001-33301	10.2	05/09/2013

10.32	*	Renewal Executive Employment Agreement by and between the Registrant and Kelly Londy, dated January 1, 2013.	ARAY	10-Q	001-33301	10.3	05/09/2013

10.33	*	Renewal Executive Employment Agreement by and between the Registrant and Darren Milliken, dated January 1, 2013.	ARAY	10-Q	001-33301	10.4	05/09/2013

10.34	*	Renewal Executive Employment Agreement by and between the Registrant and Robert Ragusa, dated January 1, 2013.	ARAY	10-Q	001-33301	10.5	05/09/2013

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.35	*	Amendment One to Renewal Executive Employment Agreement by and between the Registrant and Kelly Londy, dated April 16, 2013.	ARAY	10-K	001-33301	10.52	08/29/2013

10.36	*	Amendment One to Renewal Executive Employment Agreement by and between the Registrant and Robert Ragusa, dated April 16, 2013.	ARAY	10-K	001-33301	10.53	08/29/2013

10.37	*	Employment Agreement by and between the Registrant and Gregory Lichtwardt, dated September 3, 2013.	ARAY	8-K	001-33301	10.1	09/03/2013

10.38	*	General Release and Separation Agreement by and between Registrant and Derek Bertocci, dated September 25, 2013.	ARAY	10-Q	001-33301	10.2	11/08/2013

10.39	*	Consulting Services Agreement by and between Registrant and Derek Bertocci, effective as of September 3, 2013.	ARAY	10-Q	001-33301	10.3	11/08/2013

10.40		Form of Note Exchange Agreement.	ARAY	8-K	001-33301	10.1	04/18/2014

10.41	*	Consulting Services Agreement by and between Registrant and Darren J. Milliken effective as of February 3, 2014.	ARAY	10-Q	001-33301	10.1	05/07/2014

21.1		List of subsidiaries.						X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.						X

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
24.1		Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).						X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.						X

99.1	*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	ARAY	10-Q	001-33301	99.1	02/08/2012

99.2	*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	ARAY	8-K	001-33301	99.2	11/23/2011

99.3	*	Form of Stock Option Grant Notice and Stock Option Agreement.	ARAY	8-K	001-33301	99.3	11/23/2011

99.4	*	Form of Market Stock Unit Grant Notice and Award Agreement.	ARAY	8-K	001-33301	99.1	10/17/2012

99.5	*	Form of 2014 Market Stock Unit Grant Notice and Award Agreement	ARAY	8-K	001-33301	99.1	09/27/2013

101.INS	**	XBRL Instance Document						X

Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
101.SCH	**	XBRL Taxonomy Extension Schema Document						X

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document						X

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document						X

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 29th day of August 2014.

ACCURAY INCORPORATED
By:	/s/ JOSHUA H. LEVINE Joshua H. Levine President and Chief Executive Officer
By:	/s/ GREGORY E. LICHTWARDT Gregory E. Lichtwardt Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Joshua H. Levine and Gregory E. Lichtwardt, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ JOSHUA H. LEVINE Joshua H. Levine	President and Chief Executive Officer and Director (principal executive officer)	August 29, 2014
/s/ GREGORY E. LICHTWARDT Gregory E. Lichtwardt	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	August 29, 2014
/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Chairperson of the Board and Director	August 29, 2014

Signature	Title	Date

/s/ ELIZABETH DAVILA Elizabeth Dávila	Vice Chairperson of the Board and Director	August 29, 2014
/s/ JACK GOLDSTEIN, PH.D. Jack Goldstein, PH.D.	Director	August 29, 2014
/s/ RICHARD R. PETTINGILL Richard R. Pettingill	Director	August 29, 2014
/s/ EMAD RIZK, M.D. Emad Rizk, M.D.	Director	August 29, 2014
/s/ ROBERT S. WEISS Robert S. Weiss	Director	August 29, 2014
/s/ DENNIS WINGER Dennis Winger	Director	August 29, 2014