Form 10-Q
period 2014-09-30
ACCURAY INC
filed 2014-11-07
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, there were 77,850,462 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended September 30, 2014

PART I.                 FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	September 30,	June 30,
	2014	2014 (1)
Assets
Current assets:
Cash and cash equivalents	$107,295	$92,346
Short-term investments	45,415	79,553
Restricted cash	1,457	1,492
Accounts receivable, net of allowance for doubtful accounts of $841 and $976 as of September 30, 2014 and June 30, 2014, respectively	52,943	72,152
Inventories	99,994	87,752
Prepaid expenses and other current assets	16,266	17,873
Deferred cost of revenue	12,417	13,302
Total current assets	335,787	364,470
Property and equipment, net	32,733	34,391
Goodwill	58,066	58,091
Intangible assets, net	21,529	23,517
Deferred cost of revenue	2,259	2,899
Other assets	9,263	11,820
Total assets	$459,637	$495,188
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,695	$15,639
Accrued compensation	20,358	32,569
Other accrued liabilities	20,438	24,464
Customer advances	20,034	19,804
Deferred revenue	89,340	92,093
Total current liabilities	164,865	184,569
Long-term liabilities:
Long-term other liabilities	7,425	6,593
Deferred revenue	9,483	9,866
Long-term debt	197,371	195,612
Total liabilities	379,144	396,640
Commitment and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2014 and June 30, 2014 respectively; issued and outstanding: 77,422,458 and 77,178,365 shares at September 30, 2014 and June 30, 2014, respectively	77	77
Additional paid-in capital	455,928	451,750
Accumulated other comprehensive income	1,232	1,815
Accumulated deficit	(376,744)	(355,094)
Total stockholders’ equity	80,493	98,548
Total liabilities and stockholders’ equity	$459,637	$495,188

(1) The condensed consolidated balance sheet at June 30, 2014 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net revenue:
Products	$33,015	$29,568
Services	49,366	47,073
Total net revenue	82,381	76,641
Cost of revenue:
Cost of products	20,665	18,601
Cost of services	33,915	31,562
Total cost of revenue	54,580	50,163
Gross profit	27,801	26,478
Operating expenses:
Research and development	14,149	12,950
Selling and marketing	17,974	14,454
General and administrative	10,950	11,360
Total operating expenses	43,073	38,764
Loss from operations	(15,272)	(12,286)
Other expense, net	(5,461)	(2,460)
Loss before provision for income taxes	(20,733)	(14,746)
Provision for income taxes	917	787
Net loss	$(21,650)	$(15,533)
Net loss per share - basic and diluted	$(0.28)	$(0.21)
Weighted average common shares used in computing loss per share
Basic and diluted	77,290	74,700

Net loss attributable to stockholders	$(21,650)	$(15,533)
Foreign currency translation adjustment	(442)	165
Unrealized gain (loss) on investments	(141)	290
Comprehensive loss	$(22,233)	$(15,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(21,650)	$(15,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,978	5,448
Share-based compensation	3,273	2,180
Amortization of debt issuance costs	363	343
Amortization and accretion of discount and premium on investments	266	490
Accretion of interest on long-term debt	1,759	1,148
Recovery of bad debt, net	(127)	(10)
Provision for write-down of inventories	259	790
Changes in assets and liabilities:
Accounts receivable	17,726	(4,000)
Inventories	(13,147)	(6,821)
Prepaid expenses and other assets	3,233	(2,084)
Deferred cost of revenue	1,468	(405)
Accounts payable	9	2,219
Accrued liabilities	(13,237)	1,623
Customer advances	751	1,932
Deferred revenue	(643)	1,426
Net cash used in operating activities	(14,719)	(11,254)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(2,691)	(3,206)
Purchases of investments	(45,739)	(5,125)
Sales and maturities of investments	79,470	6,851
Net cash provided by (used in) investing activities	31,040	(1,480)
Cash Flows From Financing Activities
Proceeds from employee stock plans	1,886	629
Net cash provided by financing activities	1,886	629
Effect of exchange rate changes on cash and cash equivalents	(3,258)	1,228
Net increase (decrease) in cash and cash equivalents	14,949	(10,877)
Cash and cash equivalents at beginning of period	92,346	73,313
Cash and cash equivalents at end of period	$107,295	$62,436

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending June 30, 2015, for any other interim period or for any future year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 2 to those audited consolidated financial statements.

Recent Accounting Standard Update Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in its first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of pending adoption of ASU 2014-09 on its consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts, loss contingencies and corporate bonus expenses. Actual results could differ materially from those estimates.

Concentration of Credit and Other Risks

The Company’s cash, cash equivalents and investments are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

For the three months ended September 30, 2014 and 2013, there were no customers that represented 10% or more of total net revenue. At September 30, 2014, no customers accounted for 10% or more of the Company’s total accounts receivable. At June 30, 2014, one customer accounted for 13% of accounts receivable.

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

Revenue Recognition

The Company earns revenue from the sale of products and related services. The Company records its revenues net of any value added or sales tax. For arrangements with multiple elements, the Company allocates arrangement fees to product and services based upon Vendor Specific Objective Evidence (“VSOE”) of fair value of the respective elements, Third-Party Evidence (“TPE”), or Best Estimate of Selling Price (“BESP”), using the relative selling price method.

Product and Service Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy systems. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery, assuming all other revenue recognition criteria are met.

The Company offers its systems with post-contract customer support (“PCS”) contracts, installation services, training, and professional services. PCS contracts provide planned and corrective maintenance services, software updates, bug fixes, as well as call-center support. Service revenue is generated primarily from PCS (warranty period services and post warranty services), installation services, training, parts and upgrades that are sold under service contracts, and professional services. PCS revenue is deferred and recognized over the service period. Installation service revenue is recognized concurrent with system revenue. Training and professional service revenues that are not deemed essential to the functionality of the systems are recognized as such services are performed.

Costs associated with service revenue are expensed when incurred, except when those costs are related to parts or system upgrades where revenue recognition has been deferred. In those cases, the costs are deferred and are recognized over the period of revenue recognition.

Net Loss Per Common Share

Basic and diluted net loss per share is computed by dividing net loss attributable to stockholders by the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows (in thousands):

	Three months ended September 30,
	2014	2013
Numerator:
Net loss used in computing net loss per share	$(21,650)	$(15,533)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	77,290	74,700

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”), the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”) and the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 (together, the “Convertible Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive. For the three months ended September 30, 2014 and 2013, the potentially dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2014	2013
Stock options	3,032	4,436
RSUs, PSUs and MSUs	4,024	3,011
3.75% Convertible Notes	—	—
3.50% Convertible Notes	8,378	21,576
3.50% Series A Convertible Notes	3,352	—
	18,786	29,023

Outstanding Convertibles Notes—Diluted Share Impact

The 3.75% Convertible Notes and 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.75% Convertible Notes and 3.50% Series A Convertible Notes, totaling approximately 10.6 million shares and 13.2 million shares, respectively, were not included in the potentially diluted share count table above. The Company’s average stock price did not exceed the conversion price of the 3.75% Convertible Notes as of September 30, 2014 and 2013. The 3.4 million potentially dilutive shares of the 3.50% Series A Convertible Notes included in the table above represent the premium over the principal amount due to the higher average share price. The number of premium shares included in the Company’s diluted share count will vary with fluctuations in the Company’s share price. Higher actual share prices result in a greater number of premium shares.

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Americas	$38,478	$39,253
Europe, Middle East, India and Africa	30,937	18,766
Asia (excluding Japan and India)	4,882	7,299
Japan	8,084	11,323
Total	$82,381	$76,641

Information regarding geographic areas in which the Company has long lived tangible assets is as follows (in thousands):

	September 30,	June 30,
	2014	2014
Americas	$29,099	$30,542
Europe, Middle East, India and Africa	1,417	1,665
Asia (excluding Japan and India)	423	444
Japan	1,794	1,740
Total	$32,733	$34,391

2. Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $0.7 million and $2.8 million at September 30, 2014 and June 30, 2014, respectively and are included in Other Assets in the consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of September 30, 2014 and June 30, 2014, respectively, as revenue is recognized on a cash basis for these receivables.

Inventories

Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2014	2014
Raw materials	$42,564	$37,003
Work-in-process	23,755	17,692
Finished goods	33,675	33,057
Inventories	$99,994	$87,752

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	June 30,
	2014	2014
Furniture and fixtures	$5,327	$5,351
Computer and office equipment	11,307	10,540
Software	10,817	10,736
Leasehold improvements	19,313	18,991
Machinery and equipment	46,548	45,730
Construction in progress	5,010	5,877
	98,322	97,225
Less: Accumulated depreciation	(65,589)	(62,834)
Property and equipment, net	$32,733	$34,391

Depreciation expense related to property and equipment for the three months ended September 30, 2014 and 2013 was $3.0 million and $3.2 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months	Year
	Ended	Ended
	September 30,	June 30,
	2014	2014
Balance at the beginning of the period	$58,091	$59,368
Currency translation and other adjustments	(25)	(1,277)
Balance at the end of the period	$58,066	$58,091

In the second quarter of fiscal 2014, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment. In the three months ended September 30, 2014, there were no indications of impairment.

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

Intangible Assets

The Company’s unamortized intangible assets associated with completed acquisitions at September 30, 2014 and June 30, 2014 are as follows (in thousands):

		September 30, 2014			June 30, 2014
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
(in years)
Developed technology	5 - 6	$46,747	$(25,218)	$21,529	$46,747	$(23,230)	$23,517

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2014 and June 30, 2014.

Amortization expense related to intangible assets for the three months ended September, 2014 and 2013 was $2.0 million and $2.2 million, respectively.

The estimated future amortization expense of purchased intangible assets as of September 30, 2014 is as follows (in thousands):

Year Ending June 30,	Amount
2015 (remaining 9 months)	$5,965
2016	7,953
2017	7,568
2018	43
Thereafter	—
$21,529

4. Financial Instruments

The Company considers all highly liquid investments held at major banks, certificates of deposit and other securities with original maturities of three months or less to be cash equivalents.

The Company classifies all of its investments as available-for-sale at the time of purchase because it is management’s intent that these investments are available for current operations and includes these investments on its balance sheets as short-term investments. Investments with original maturities longer than three months include commercial papers, U.S. agency securities, non-U.S. government securities and investment-grade corporate debt securities. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification of each security’s cost basis.

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	September 30, 2014
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$93,041	$—	$—	$93,041	$—
Level 1
Money market funds	10,255	—	—	10,255	—
	10,255	—	—	10,255	—
Level 2
Commercial paper	21,320	—	(3)	3,999	17,318
U.S. Agency securities	1,997	—	(5)	—	1,992
Non-U.S. government securities	3,098	—	(7)	—	3,091
Corporate notes	23,120	—	(106)	—	23,014
	49,535	—	(121)	3,999	45,415
Total	$152,831	$—	$(121)	$107,295	$45,415

	June 30, 2014
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$91,797	$—	$—	$91,797	$—
Level 1
Money market funds	549	—	—	549	—
Level 2
Corporate notes	79,535	72	(54)	—	79,553
Total	$171,881	$72	$(54)	$92,346	$79,553

The Company’s Level 2 investments in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of September 30, 2014. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. As of September 30, 2014, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended September 30, 2014.

Contractual maturities of available-for-sale securities at September 30, 2014 were as follows (in thousands):

	September 30, 2014
	Amortized Cost	Fair Value
Due in 1 year or less	$29,062	$29,033
Due in 1-2 years	10,307	10,259
Due in 2-3 years	6,167	6,123
	$45,536	$45,415

The following table summarizes the carrying values and estimated fair values of our long-term debt (in thousands):

	September 30, 2014		June 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$89,776	$106,830	$88,511	$115,415
3.50% Convertible Notes	44,654	67,769	44,654	79,388
3.50% Series A Convertible Notes	62,941	106,761	62,447	125,065
Total	$197,371	$281,360	$195,612	$319,868

The long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

5. Commitments and Contingencies

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2014. There have been no material changes outside of the ordinary course of business in those obligations during the three months ended September 30, 2014.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. Currently, management believes the Company does not have any probable and estimable losses related to any current legal proceedings and claims. Although occasional adverse decisions or settlements may occur, except as described below, management does not believe that an adverse determination with respect to any of these claims would individually or in the aggregate materially adversely affect its financial condition or operating results. For certain legal proceedings, management believes that there is a reasonable possibility that losses may be incurred. Management currently estimates a range of loss (in excess of amounts accrued) between zero and $0.5 million in the aggregate for such legal proceedings, where it is possible to make such estimates. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case on May 19, 2011, and on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court granted the Company’s motion for sanctions, in part, and gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary Systems’ amended complaint and set a calendar for discovery. The court ruled on the amended complaint, and the parties have started discovery, which was originally expected to be completed by October 2013. The parties jointly asked the court to extend discovery until February 2014. The Company filed a motion for summary judgment and, on September 11, 2013, the court held a hearing on the Company’s motion for summary judgment and to stay discovery pending the ruling on the summary judgment motion. On December 5, 2013, the court ruled in favor of the Company. Rotary Systems filed its notice of appeal on January 29, 2014. On April 14, 2014, Rotary Systems filed its appellant brief with the court. On June 2, 2014, the Company filed its response brief, and on June 27, 2014, Rotary Systems filed its reply brief with the court. The court heard oral argument on September 24, 2014. The Company anticipates that the court will issue its decision by the end of calendar year 2014.

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

Cowealth Medical

On February 27, 2014, Cowealth Medical Holding Co., Ltd. (“Cowealth”), Accuray’s former distributor in China, submitted a request for arbitration with the International Chamber of Commerce International Court of Arbitration (“ICC”) alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth’s confidential information. Cowealth is seeking damages and injunctive relief. Accuray’s answer and counterclaim were submitted to the ICC on May 12, 2014, and Cowealth served its reply on June 27, 2014. A hearing has been set for January 27, 2015.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2014.

6. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,
	2014	2013
Cost of revenue	$395	$454
Research and development	894	478
Selling and marketing	651	371
General and administrative	1,333	877
	$3,273	$2,180

7. Debt

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

3.50% Convertible Senior Notes due February 2018

In February 2013, the Company issued $115.0 million aggregate principal amount of its 3.50% Convertible Notes to certain QIBs. The 3.50% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $110.5 million. The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The 3.50% Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, which began on August 1, 2013. The 3.50% Convertible Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted.

In April 2014, through a series of transactions, the Company refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes with approximately $70.3 million aggregate principal amount of the Company’s new 3.50% Series A Convertible Senior Notes due 2018 (the “3.50% Series A Convertible Notes”). The remaining balance of the 3.50% Convertible Notes was $44.7 million as of September 30, 2014.

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

In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the consolidated balance sheet as of September 30, 2014.

3.50% Series A Convertible Senior Notes due February 2018

On April 17, 2014, the Company entered into note exchange agreements with certain holders (the “Participating Holders”) of the 3.50% Convertible Notes to refinance approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Notes. Pursuant to the note exchange agreements, the Company also paid the Participating Holders an aggregate of approximately $0.4 million in cash in connection with such transactions. The principal amount of 3.50% Convertible Notes refinanced for each $1,000 principal amount of the 3.50% Series A Convertible Notes was $1,000 and the amount in cash paid per $1,000 principal amount of such 3.50% Convertible Notes delivered was determined in individual negotiations between the Company and each Participating Holder. The Series A Convertible Notes have the same interest rate, maturity and other terms as the 3.50% Convertible Notes, except that the 3.50% Series A Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s option.

The 3.50% Series A Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Series A Convertible Notes may convert their Securities at any time on or after November 1, 2017 until the close of business on the business day immediately preceding the maturity date. Prior to November 1, 2017, holders of the 3.50% Series A Convertible Notes may convert their Securities only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2014, and only during such calendar quarter, if the closing sale price of the Company’s common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the “Note Measurement Period”) in which the trading price per $1,000 principal amount of 3.50% Series A Convertible Notes for each trading day of that Securities Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; or (3) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the 3.50% Series A Convertible Notes, the Company will have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company’s election. At any time on or prior to the 17th business day immediately preceding the maturity date, the Company may irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company’s conversion obligation or (b) pay cash up to the aggregate principal amount of the 3.50% Series A Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 3.50% Series A Convertible Notes being converted. The initial conversion rate is 187.6877 shares of the Company’s common stock per $1,000 principal amount of 3.50% Series A Convertible Notes (which represents an initial conversion price of approximately $5.33 per share of the Company’s common stock). The conversion rate, and thus the conversion price, are subject to adjustment as further described below.

Holders of the 3.50% Series A Convertible Notes who convert their Notes in connection with a “make-whole fundamental change”, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the Indenture, holders of the 3.50% Series A Convertible Notes may require the Company to purchase all or a portion of their 3.50% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 3.50% Series A Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

The following table presents the carrying values of all Convertible Notes as of September 30, 2014 (in thousands):

	3.75% Notes	3.50% Notes	3.50% Series A Notes	TOTAL

Carrying amount of the equity conversion component	$23,189	$—	$7,844	$31,033
Principal amount of the Convertible Notes	$100,000	$44,654	$70,346	$215,000
Unamortized debt discount	(10,224)	—	(7,405)	(17,629)
Net carrying amount	$89,776	$44,654	$62,941	$197,371

A summary of interest expense on all Convertible Notes is as follows (in thousands):

	Three months ended September 30,
	2014	2013
Interest expense related to contractual interest coupon	$1,943	$1,944
Interest expense related to amortization of debt discount	1,759	1,148
Interest expense related to amortization of debt issuance costs	363	343
	$4,065	$3,435

8. Accumulated Other Comprehensive Income

The components of comprehensive gain (loss) consist of net loss, unrealized gains and losses on available-for-sale investments, changes in foreign currency exchange rate translation and net changes related to defined benefit pension plan. The unrealized gains and losses on available-for-sale investments, changes in foreign currency exchange rate translation and net changes related to defined benefit pension plan are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period.

The components of accumulated other comprehensive income in the equity section of the balance sheets are as follows (in thousands):

	September 30,	June 30,
	2014	2014
Net unrealized gain (loss) on short-term investments	$(123)	$18
Cumulative foreign currency translation gain	1,922	2,364
Defined benefit pension obligation	(567)	(567)
Accumulated other comprehensive income	$1,232	$1,815

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2014 and results of operations for the three months ended September 30, 2014 and 2013 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs of contracts, the effects of our process improvements on age-outs, backlog and revenue; expected uses of cash during fiscal 2015; the anticipated drivers of our future capital requirements; the anticipated successful introduction of the MLC for the CyberKnife Systems, the timing of its release and its impact on our business; our expectations regarding the factors that will impact sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our belief that TomoTherapy Systems offer clinicians and patents significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar and foreign currencies as well as our ability to mitigate such risks; and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including risks detailed from time to time under the heading “Risk Factors” in Part II, Item 1A of this report and in Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2014. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. The CyberKnife Systems are the only dedicated, full body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It allows for the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently represents only a small portion of the patients who develop tumors treatable with CyberKnife Systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, given the CyberKnife Systems’ design to treat focal tumors, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic disease, like leukemias and lymphomas, which are not localized to an organ, but rather involve cells throughout the body

In October 2012, we introduced our CyberKnife M6 Series Systems that have the option of: fixed collimator, iris collimator, and/or multi-leaf collimator, or MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems experienced low manufacturing yields and initially delivered only a small number of units. In addition, our initial life-cycle testing revealed that the MLC did not have the durability that we, and our customers, expect in our products. Subsequently, our internal testing of the MLC has been concluded to our satisfaction and we have begun our evaluation of the MLC in the field, with the goal of ensuring that we introduce a clinically effective and reliable collimator. While we are confident in our path forward, due to the complexity of the MLC, there is still some risk in this project that could cause further delays. In the meantime, and despite the delay in the launch of the MLC upgrade, we are continuing to book orders and install the CyberKnife M6 Series Systems with fixed and iris collimators.

We believe that the long-term success of the CyberKnife System is dependent on a number of factors including the following:

•                  Adoption of the CyberKnife M6 Series Systems;

•                  Production and shipment of MLC that meets the standards that we, and our customers, expect in our products;

•                  Change in medical practice to utilize radiosurgery more regularly as an alternative to surgery or other treatments;

•                  Greater awareness among doctors and patients of the benefits of radiosurgery with CyberKnife Systems;

•                  Continued evolution in clinical studies demonstrating the safety, efficacy and other benefits of using CyberKnife Systems to treat tumors in various parts of the body;

•                  Continued advances in technology that improve the quality of treatments and ease of use of CyberKnife Systems;

•                  Improved access to radiosurgery with CyberKnife Systems in various countries through regulatory approvals;

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

•                  Adoption of the TomoTherapy H Series Systems;

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

Sale of Our Products

Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a signed sales contract that meets backlog criteria varies significantly and could generally span six months to two years. The time from receipt of a signed contract to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system.

In the United States, while we primarily market to customers, including hospitals and stand-alone treatment facilities, directly through our sales organization, and we also market to customers through a sales agent and group purchasing organizations. Outside the United States, we market to customers directly and through distributors. We have sales and service offices in many countries in Europe, Japan and other countries in Asia, South America, and throughout the world.

Backlog

We report backlog in the following manner:

•                  Products: Orders for systems and upgrades are reported in backlog, excluding amounts attributable to post-contractual-services (warranty period services and post warranty services or PCS), installation, training and professional services.

•                  Service: Orders for PCS, upgrades acquired through the upgrade rights included in our service contracts, installation services, training and professional services are not reported in backlog.

For orders that cover both products and services, only the portion of the order that will be recognized as product revenue is reported as backlog. The portion of the order that will be recognized as service revenue (for example, PCS) is not included in reported backlog. Product backlog totaled $364.0 million as of September 30, 2014. This included $37.6 million of orders for either CyberKnife M6 Systems configured with an MLC or orders for MLC units to upgrade existing installed CyberKnife M6 Systems. Additionally, for $29.2 million of CyberKnife orders, the customer has the option to upgrade to the new platform (M6) if the CyberKnife M6 Series is approved by regulatory authorities in its country prior to shipment. Product backlog totaled $364.7 million as of June 30, 2014.

In order for the product portion of a CyberKnife or TomoTherapy System sales agreement to be counted as backlog, it must meet the following criteria:

•                  The contract is signed and properly executed by both the customer and us. A customer purchase order that is signed and incorporates the terms of our contract quote will be considered equivalent to a signed and executed contract;

•                  The contract is non-contingent - it either has cleared all its contingencies or contains no contingencies when signed;

•                  We have received a minimum deposit or a letter of credit; the sale is a direct channel sale to a government entity, or the product has shipped to a customer with credit sufficient to cover the minimum deposit;

•                  The specific end customer site has been identified by the customer in the written contract or written amendment;

•                  For orders in our Latin America region, we request supporting evidence that the end customer has commenced construction to place our products if the site does not already exist; and

•                  Less than 2.5 years have passed since the contract met all the criteria above. If more than 2.5 years have passed since the contract has met all of the requirements above, it is considered “aged-out” and the revenue associated with the contract is removed from our backlog calculation.

Although our backlog includes only contractual agreements from our customers to purchase CyberKnife Systems or TomoTherapy Systems, we cannot provide assurance that we will convert backlog into recognized revenue due to factors outside our control, which includes, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, changes to regulatory requirements, or other reasons for cancellation of orders. In addition, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out.  Contracts may age out for many reasons, including inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, inability to timely obtain licenses necessary for customer facilities or operation of our equipment among other reasons for delays.

It is our expectation that we will experience a comparable level of age-outs during the second fiscal quarter of 2015 as we experienced in the first fiscal quarter of 2015. To the extent product revenues are greater than net orders during this period we will experience a decrease in backlog. We expect that age-outs beginning in the fourth fiscal quarter will return to levels comparable to the quarterly average for fiscal year 2014. As the improvements to the order process initiated by the Company 12 to 24 months ago are implemented, we anticipate that age-outs will decrease over time. However, our improvements to our order process may not have the intended effect of reducing age outs, which would have an adverse effect on our ability to recognize revenues from contracts that are included as backlog.

The below table is provided for comparison purposes only. Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Net product orders are defined as gross product orders less cancellations, age-outs and foreign exchange adjustments.

	Three Months Ended September 30,
	2014	2013
Gross Orders	$58,763	$63,398
Net Orders	32,282	60,063
Order Backlog at the end of the period	364,007	347,825

Gross orders decreased by $4.6 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to a decrease in orders of upgrades.

Net orders decreased by $27.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Age-outs and cancellations were $20.4 million in the first quarter of fiscal 2015 in comparison to $3.3 million in the first quarter of fiscal 2014. In addition, gross orders were reduced by $6.1 million in the first quarter of fiscal 2015 due to negative foreign currency impacts. Our backlog includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar compared to other currencies will impact backlog. Generally, strengthening in the U.S. Dollar will negatively impact backlog. Foreign currency impact on product backlog in the three months ended September 30, 2013 was not material.

Results of Operations — Three Months Ended September 30, 2014 and 2013

	Three months ended September 30,
	2014		2013		2014-2013
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	% change
Products	$33,015	40%	$29,568	39%	12%
Services	49,366	60	47,073	61	5
Net revenue	$82,381	100%	$76,641	100%	7%
Gross profit	$27,801	34%	$26,478	35%	5%
Products gross profit	12,350	37	10,967	37	13
Services gross profit	15,451	31	15,511	33	(0)
Research and development expenses	14,149	17	12,950	17	9
Selling and marketing expenses	17,974	22	14,454	19	24
General and administrative expenses	10,950	13	11,360	15	(4)
Other expense, net	5,461	7	2,460	3	122
Provision for income taxes	917	1	787	1	17
Net loss attributable to stockholders	$(21,650)	26%	$(15,533)	20%	39%

(a)         Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and sevices revenue.

Net Revenue

Sales of our products outside of the Americas region account for a significant portion of our total net revenue. Revenue derived from sales outside of the Americas region was $43.9 million and $37.4 million for the three months ended September 30, 2014 and 2013, respectively, and represented 53% and 49% of our net sales during these periods.

Product Net Revenue. Product net revenue increased by $3.4 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Product net revenue increased $2.7 million primarily due to a higher number of units sold and also a higher average selling price due to product configuration mix. The number of units recognized in revenue during the three months ended September 30, 2014 increased by 8 percent as compared to the same period in fiscal 2013. In addition, product revenue upgrades increased by $0.7 million in the three months ended September 30, 2014.

Services Net Revenue. Services net revenue increased by $2.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in services net revenue was primarily attributable to an increase in our installed base and customer conversion to higher priced maintenance contracts (particularly the TomoTherapy Systems).

Gross Profit

The overall gross profit and product margins for the three months ended September 30, 2014 was relatively unchanged as compared to the three months ended September 30, 2013. Services gross margin for the three months ended September 30, 2014 decreased by 2 margin points primarily due to the impact of changes in foreign exchange rates and field service personnel costs because of a 4 percent increase in headcount to further focus on service excellence and customer satisfaction.

Research and Development

Research and development expenses were $14.1 million in the three months ended September 30, 2014 as compared to $13.0 million in the three months ended September 30, 2013, which represents an increase of $1.1 million, or 9%. The increase was primarily due to an increase in stock-based compensation expense of $0.4 million from increased grants of equity awards and higher values per grant, a $0.2 million increase in vacation expense due to less vacation taken during the period, a $0.2 million increase in consulting fees primarily due to the MLC related research and development activities, and a $0.4 million increase in allocation expense due to increase in facilities related expense allocated for research and development.

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2014 were $18.0 million as compared to $14.5 million for the three months ended September 30, 2013, which represents an increase of $3.5 million, or 24%. Headcount in selling and marketing increased by 15% in the first fiscal quarter of 2015 in comparison to the same period last year, resulting in an increase of compensation and compensation related expenses by $1.5 million. The increase in headcount is due to an increase in sales and commercial activities. In addition, stock-based compensation expense increased by $0.3 million due to the increase in grants of equity awards and higher values per grant. Sales commission expense increased by $1.1 million due to higher revenue amounts and higher commission rates in certain regions. Travel related expense increased by $0.4 million due to the increase in headcount. Marketing expense increased by $0.5 million primarily due to the Astro tradeshow held in the first fiscal quarter of 2015. These increases were offset by a decrease in consulting related expense of $0.4 million due to the completion of various consulting projects.

General and Administrative

General and administrative expenses for the three months ended September 30, 2014 were $11.0 million as compared to $11.4 million for the three months ended September 30, 2013, which represents a decrease of $0.4 million, or 4%. Consulting related expenses decreased by $0.6 million due to the completion of various consulting projects. In addition, legal related fees decreased by $0.4 million primarily due to the completion of various outstanding litigation matters in prior year. There decreases were partially offset by an increase in stock-based compensation expense of $0.5 million due to the increase in grants of equity awards and higher values per grant

Other Expense, Net

Net other expense for the three months ended September 30, 2014 was $5.5 million as compared to $2.5 million for the three months ended September 30, 2013, which represents an increase of $3.0 million. The increase was primarily due to increased foreign currency translation expenses of $2.1 million primarily due to a stronger U.S. Dollar in comparison to the EURO and the Swiss Franc. Additionally, non cash interest expense increased by $0.7 million due to the refinancing of our 3.50% Convertible Notes into 3.50% Series A Convertible Notes in the fourth quarter of fiscal 2014.

Provision for Incomes Taxes

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. Income tax expense was $0.9 million for the three months ended September 30, 2014, compared to income tax expense of $0.8 million for the three months ended September 30, 2013. The increase in tax expense of $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily related to an increase in corporate earnings of our foreign subsidiaries.

Liquidity and Capital Resources

At September 30, 2014, we had $107.3 million in cash and cash equivalents and $45.4 million in short-term investments, for a total of $152.7 million. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A titled “Risk Factors” of our Form 10-K for the year ended June 30, 2014. Also refer to Note 7, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

In addition, the undistributed earnings of our foreign subsidiaries at September 30, 2014 are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of September 30, 2014, we had approximately $60.2 million of cash and cash equivalents at our foreign subsidiaries.

Our cash flows for the three months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Three months ended September 30,
	2014	2013
Net cash used in operating activities	$(14,719)	$(11,254)
Net cash provided by (used in) investing activities	31,040	(1,480)
Net cash provided by financing activities	1,886	629
Effect of exchange rate changes on cash and cash equivalents	(3,258)	1,228
Net increase (decrease) in cash and cash equivalents	$14,949	$(10,877)

Cash Flows From Operating Activities

Net cash used in operating activities in the three months ended September 30, 2014 was $14.7 million, as compared to $11.3 million used in the three months ended September 30, 2013. Net cash used in operating activities in the three months ended September 30, 2014 was primarily related to:

•                  Net loss of $21.7 million;

•                  Net loss was offset by non-cash items of $10.8 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, recovery of doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Decrease in accounts receivable of $17.7 million as a result of decreased sales of $19.6 million when compared to the previous fiscal quarter as well as more collections from the customers;

•                  Increase in inventories of $13.1 million due to increase in purchases to support expected future sales;

•                  Decrease in prepaid expenses and other assets of $3.2 million primarily due to the reduction of prepaid taxes of $2.7 million mostly in foreign locations due to settlements, and the transfer of non-current receivable of $2.7 million to a current accounts receivable account. The decrease was offset by an increase in prepaid insurance balance of $1.0 million due to the timing of payments, as well as an increase in prepaid commissions of $0.8 million due to higher commission rates in certain geographical regions; and

•                  Decrease in accrued liabilities of $13.2 million primarily related to the bonus accrual reduction of $11.2 million due to the payment made in the first fiscal quarter of 2015 offset by additional accrual for the three months period ended September 30, 2014. Foreign taxes payable decreased by $0.7 million and interest payable decreased by $1.4 million due to the timing of payments.

Net cash used in operating activities in the three months ended September 30, 2013 was primarily related to:

•                  Net loss of $15.5 million;

•                  Net loss was offset by non-cash items of $10.4 million primarily related to depreciation and amortization expenses, share-based compensation expenses, accretion of interest expense on the 3.75% Convertible Notes and provision for write-down of inventories;

•                  Increase in accounts receivable of $4.0 million due to higher billings;

•                  Increase in inventories of $6.8 million due to inventory purchases to support higher sales;

•                  Increase in prepaid expenses and other assets of $2.1 million due to prepayments of insurance premiums and sales commissions;

•                  Increase in accounts payable and accrued liabilities of $3.8 million due to timing of vendor payments and accrued bonuses; and

•                  Increase in customer advances of $1.9 million and an increase in deferred revenue of $1.4 million due to the payments received for future revenue deliverables.

Cash Flows From Investing Activities

Net cash provided by investing activities was $31.0 million for the three months ended September 30, 2014, which primarily consisted of sales and maturities of short-term investments of $79.5 million partially offset by purchases of property and equipment of $2.7 million and purchases of investments of $45.7 million.

Net cash used in investing activities was $1.5 million for the three months ended September 30, 2013, which primarily consisted of purchases of property and equipment of $3.2 million, purchases of investments of $5.1 million partially offset by sales and maturities of short-term investments of $6.8 million.

Cash Flows From Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2014 and 2013 was $1.9 and $0.6 million, respectively, from proceeds from employee stock plans.

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

We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no material changes outside of the ordinary course of business in those obligations during the current quarter.

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

During the three months ended September 30, 2014 we considered our estimated corporate bonus accrual to be a critical accounting estimate as it is paid out in the first quarter of the subsequent fiscal year. The Company’s bonus accrual for each quarter is based on its performance against Company defined metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no other changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2014, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk, such as risks related to fluctuations in foreign currencies. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at September 30, 2014 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $45.4 million at September 30, 2014. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$340	$292	$212	$114	$(119)	$(238)	$(357)	$(477)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.            Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2014, and is incorporated herein by reference. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filings. Any risk factor included below supersedes the description of the relevant risk factor in such filings. Other than the items discussed below, there have been no material changes in our risk factors since such filings.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of September 30, 2014, we had an accumulated deficit of $376.7 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2014, customer contracts with extended payment terms of more than one year amounted to less than 2% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our future revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At September 30, 2014, we had $107.3 million in cash and cash equivalents and $45.4 million in investments. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in money market funds and certificates of deposit. The investments are managed by third party financial institutions and consist of U.S. agency, non-US government securities, corporate debt securities and commercial paper. To date, we have experienced no realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our major stockholders own approximately 42% and directors and executive officers own approximately 0.9% of our outstanding common stock as of September 30, 2014, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of September 30, 2014, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 42% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 0.9% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Our operating results, including our quarterly orders, revenues and margins fluctuate from quarter and may be unpredictable, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period.  Drivers of orders include the introduction and timing of announcement of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases.  Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during the current volatile economic environment where we have had customers delaying or cancelling orders. When orders are placed, installation, delivery or shipping, as applicable, is accomplished and the revenues recognized affect our quarterly results.  Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter.

Once orders are received and booked into backlog, factors that may affect whether these orders become revenue (or are cancelled or deemed aged-out and reflected as a reduction in net orders) and the timing of revenue include:

•      delays in the customer obtaining funding or financing,

•      delays in construction at the customer site, or

•      delays in the customer obtaining receipt of regulatory approvals such as certificates of need.

Our quarterly operating results may also be affected by a number of other factors which are outside of our control, including:

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

•      timing and level of expenditures associated with expansion of sales and marketing activities such as trade shows and our overall operations; and

•      fluctuations in our gross margins and the factors that contribute to such fluctuations, as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Because many of our operating expenses are based on anticipated sales and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Our overall gross margins are impacted by a number of factors described in our risk factor entitled Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and service, which we may not be able to achieve.  If our gross margins fall below the expectation of securities analysts and investors, the trading price of our common stock would almost certainly decline.

We report on a quarterly and annual basis our orders and backlog. Unlike revenues, orders and backlog are not defined by GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm; therefore, investors should not interpret our orders or backlog in such a manner. Also, for the reasons set forth above, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Particularly high levels of cancellations or age-outs in one or more periods will make it difficult to compare our operating results. Our orders, backlog, revenues and net earnings in one or more future periods may fall below the expectations of securities analysts and investors, which could cause the trading price of our common stock to decline.

The long and variable sales and installation cycle for our CyberKnife and TomoTherapy Systems, which comprise a majority of our revenue, may cause our quarterly results to be inconsistent from period to period.

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

The long sales cycle, delays in the shipment and installation of CyberKnife and TomoTherapy Systems or customer cancellations, could adversely affect our cash flows and revenue, which would harm our results of operations and may result in significant fluctuations in our reporting of quarterly revenues. Because of these fluctuations, it is likely that in some future quarters, our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

Increased leverage as a result of our Convertible Notes offerings may harm our financial condition and operating results.

As of September 30, 2014, we had total consolidated long-term liabilities of approximately $214.3 million, including the liability component of the 3.75% Convertible Notes in the amount of $89.8 million, the 3.50% Convertible Notes in the amount of $44.7 million and the 3.50% Series A Convertible Notes of $62.9 million.

In April 2014, we refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes held by the Participating Holders with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Notes. In connection with such transactions, we also paid the Participating Holders approximately $0.4 million in cash.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Mine Safety Disclosures

Not applicable.

Item 5.               Other Information

None.

Item 6.               Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Accuray Incorporated Performance Bonus Plan, as amended	—	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	—	—	—	—
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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
(Principal Executive Officer)

By:	/s/ Gregory E. Lichtwardt
Gregory E. Lichtwardt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:   November 7, 2014