Form 10-Q
period 2014-12-31
ACCURAY INC
filed 2015-02-06
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of January 30, 2015, there were 78,489,378 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended December 31, 2014

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	December 31,	June 30,
	2014	2014 (1)
Assets
Current assets:
Cash and cash equivalents	$97,273	$92,346
Short-term investments	53,517	79,553
Restricted cash	1,436	1,492
Accounts receivable, net of allowance for doubtful accounts of $837 and $976 as of December 31, 2014 and June 30, 2014, respectively	62,987	72,152
Inventories	104,490	87,752
Prepaid expenses and other current assets	15,076	17,873
Deferred cost of revenue	11,960	13,302
Total current assets	346,739	364,470
Property and equipment, net	30,830	34,391
Goodwill	58,015	58,091
Intangible assets, net	19,541	23,517
Deferred cost of revenue	2,220	2,899
Other assets	10,220	11,820
Total assets	$467,565	$495,188
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,980	$15,639
Accrued compensation	19,482	32,569
Other accrued liabilities	24,478	24,464
Customer advances	19,673	19,804
Deferred revenue	92,495	92,093
Total current liabilities	172,108	184,569
Long-term liabilities:
Long-term other liabilities	10,483	6,593
Deferred revenue	9,875	9,866
Long-term debt	199,152	195,612
Total liabilities	391,618	396,640
Commitment and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2014 and June 30, 2014 respectively; issued and outstanding: 78,438,490 and 77,178,365 shares at December 31, 2014 and June 30, 2014, respectively	78	77
Additional paid-in capital	461,995	451,750
Accumulated other comprehensive income	610	1,815
Accumulated deficit	(386,736)	(355,094)
Total stockholders’ equity	75,947	98,548
Total liabilities and stockholders’ equity	$467,565	$495,188

(1) The condensed consolidated balance sheet at June 30, 2014 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net revenue:
Products	$47,650	$45,148	$80,665	$74,716
Services	50,505	48,486	99,871	95,559
Total net revenue	98,155	93,634	180,536	170,275
Cost of revenue:
Cost of products	27,171	24,980	47,836	43,581
Cost of services	32,495	30,483	66,410	62,045
Total cost of revenue	59,666	55,463	114,246	105,626
Gross profit	38,489	38,171	66,290	64,649
Operating expenses:
Research and development	13,917	13,435	28,066	26,385
Selling and marketing	15,802	14,262	33,776	28,716
General and administrative	12,361	11,190	23,311	22,550
Total operating expenses	42,080	38,887	85,153	77,651
Loss from operations	(3,591)	(716)	(18,863)	(13,002)
Other expense, net	(5,528)	(3,775)	(10,989)	(6,235)
Loss before provision for income taxes	(9,119)	(4,491)	(29,852)	(19,237)
Provision for income taxes	873	950	1,790	1,737

Net loss	$(9,992)	$(5,441)	$(31,642)	$(20,974)

Net loss per share — basic and diluted	$(0.13)	$(0.07)	$(0.41)	$(0.28)

Weighted average common shares used in computing loss per share
Basic and diluted	77,924	75,280	77,607	74,990

Net loss	$(9,992)	$(5,441)	$(31,642)	$(20,974)
Foreign currency translation adjustment	(624)	58	(1,066)	223
Unrealized gain (loss) on investments, net of tax	2	69	(139)	359
Comprehensive loss	$(10,614)	$(5,314)	$(32,847)	$(20,392)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(31,642)	$(20,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,960	10,576
Share-based compensation	7,127	4,983
Amortization of debt issuance costs	732	692
Amortization and accretion of discount and premium on investments	488	930
Accretion of interest on long-term debt	3,540	2,314
Recovery of bad debt, net	(51)	(244)
Provision for write-down of inventories	747	1,482
Changes in assets and liabilities:
Restricted cash	—	(169)
Accounts receivable	6,619	(16,924)
Inventories	(18,628)	(7,709)
Prepaid expenses and other assets	2,750	(648)
Deferred cost of revenue	1,933	(3,502)
Accounts payable	1,313	(905)
Accrued liabilities	(3,050)	6,513
Customer advances	732	3,158
Deferred revenue	4,445	7,517
Net cash used in operating activities	(12,985)	(12,910)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(4,170)	(6,899)
Purchases of investments	(56,011)	(11,517)
Sales and maturities of investments	81,420	22,829
Net cash provided by investing activities	21,239	4,413
Cash Flows From Financing Activities
Proceeds from employee stock plans	3,034	4,063
Taxes paid related to net share settlement of equity awards	(394)	(199)
Net cash provided by financing activities	2,640	3,864
Effect of exchange rate changes on cash and cash equivalents	(5,967)	1,767
Net increase (decrease) in cash and cash equivalents	4,927	(2,866)
Cash and cash equivalents at beginning of period	92,346	73,313
Cash and cash equivalents at end of period	$97,273	$70,447

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the year ending June 30, 2015, for any other interim period or for any future year.

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

Recent Accounting Standard Update Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in its first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company has not yet selected a transition method and is currently evaluating the impact of pending adoption of ASU 2014-09 on its consolidated financial statements and related disclosures.

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

For the three and six months ended December 31, 2014 and 2013, there were no customers that represented 10% or more of total net revenue. At December 31, 2014, one customer accounted for 10% of the Company’s total accounts receivable. At June 30, 2014, one customer accounted for 13% of accounts receivable.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Numerator:
Net loss used in computing net loss per share	$(9,992)	$(5,441)	$(31,642)	$(20,974)
Denominator:
Weighted average shares used in computing basic and diluted loss per share	77,924	75,280	77,607	74,990

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”), the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”) and the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 (together, the “Convertible Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive. For the three and six months ended December 31, 2014 and 2013, the potentially dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2014	2013
Stock options	2,861	3,911
RSUs, PSUs and MSUs	5,069	4,263
3.75% Convertible Notes	—	—
3.50% Convertible Notes	8,378	21,576
3.50% Series A Convertible Notes	3,886	—
	20,194	29,750

Outstanding Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.75% Convertible Notes and 3.50% Series A Convertible Notes, totaling approximately 10.6 million shares and 13.2 million shares, respectively, were not included in the potentially diluted share count table above. The Company’s average stock price did not exceed the conversion price of the 3.75% Convertible Notes as of December 31, 2014 and 2013. The 3.9 million potentially dilutive shares of the 3.50% Series A Convertible Notes included in the table above represent the premium over the principal amount due to the higher average share price. The number of premium shares included in the Company’s diluted share count will vary with fluctuations in the Company’s share price. Higher actual share prices result in a greater number of premium shares.

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Americas	$45,717	$34,771	$84,195	$74,024
Europe, Middle East, India and Africa	26,094	34,135	57,031	52,901
Asia (excluding Japan and India)	14,470	10,367	19,352	17,666
Japan	11,874	14,361	19,958	25,684
Total	$98,155	$93,634	$180,536	$170,275

Information regarding geographic areas in which the Company has long lived tangible assets is as follows (in thousands):

	December 31,	June 30,
	2014	2014
Americas	$27,184	$30,542
Europe, Middle East, India and Africa	1,206	1,665
Asia (excluding Japan and India)	499	444
Japan	1,941	1,740
Total	$30,830	$34,391

2. Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $2.3 million and $2.8 million at December 31, 2014 and June 30, 2014, respectively and are included in Other Assets in the consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of December 31, 2014 and June 30, 2014, respectively, as revenue is recognized on a cash basis for these receivables.

Inventories

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2014	2014
Raw materials	$44,539	$37,003
Work-in-process	23,850	17,692
Finished goods	36,101	33,057
Inventories	$104,490	$87,752

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,
	2014	2014
Furniture and fixtures	$5,306	$5,351
Computer and office equipment	11,531	10,540
Software	10,827	10,736
Leasehold improvements	19,358	18,991
Machinery and equipment	47,715	45,730
Construction in progress	4,493	5,877
	99,230	97,225
Less: Accumulated depreciation	(68,400)	(62,834)
Property and equipment, net	$30,830	$34,391

Depreciation expense related to property and equipment for the three and six months ended December 31, 2014 was $3.0 million and $6.0 million, respectively.  Depreciation expense related to property and equipment for the three and six months ended December 31, 2013 was $2.9 million and $6.2 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months	Year
	Ended	Ended
	December 31,	June 30,
	2014	2014
Balance at the beginning of the period	$58,091	$59,368
Currency translation and other adjustments	(76)	(1,277)
Balance at the end of the period	$58,015	$58,091

In the second quarter of fiscal 2015, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

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

Intangible Assets

The Company’s unamortized intangible assets associated with completed acquisitions at December 31, 2014 and June 30, 2014 are as follows (in thousands):

		December 31, 2014			June 30, 2014
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
(in years)
Developed technology	5 - 6	$46,747	$(27,206)	$19,541	$46,747	$(23,230)	$23,517

The Company performs the annual impairment test in December of each year and did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2014 and June 30, 2014.

Amortization expense related to intangible assets for the three and six months ended December 31, 2014 was $2.0 million and $4.0 million, respectively.  Amortization expense related to intangible assets for the three and six months ended December 31, 2013 was $2.2 million and $4.4 million, respectively.

The estimated future amortization expense of purchased intangible assets as of December 31, 2014 is as follows (in thousands):

Year Ending June 30,	Amount
2015 (remaining 6 months)	$3,977
2016	7,953
2017	7,568
2018	43
Thereafter	—
$19,541

4. Financial Instruments

The Company considers all highly liquid investments held at major banks, certificates of deposit and other securities with original maturities of three months or less to be cash equivalents.

The Company classifies all of its investments as available-for-sale at the time of purchase because it is management’s intent that these investments are available for current operations and includes these investments on its balance sheet as short-term investments. Investments with original maturities longer than three months include commercial paper, U.S. agency securities, non-U.S. government securities and investment-grade corporate debt securities. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification of each security’s cost basis.

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	December 31, 2014
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$81,166	$—	$—	$81,166	$—
Level 1
Money market funds	10,107	—	—	10,107	—
	10,107	—	—	10,107	—
Level 2
Commercial paper	23,331	—	(1)	6,000	17,330
U.S. Agency securities	9,999	—	(10)	—	9,989
Non-U.S. government securities	3,074	—	(6)	—	3,068
Corporate notes	23,233	—	(103)	—	23,130
	59,637	—	(120)	6,000	53,517
Total	$150,910	$—	$(120)	$97,273	$53,517

	June 30, 2014
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$91,797	$—	$—	$91,797	$—
Level 1
Money market funds	549	—	—	549	—
Level 2
Corporate notes	79,535	72	(54)	—	79,553
Total	$171,881	$72	$(54)	$92,346	$79,553

The Company’s Level 2 investments in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of December 31, 2014. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. As of December 31, 2014, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the six months ended December 31, 2014.

Contractual maturities of available-for-sale securities at December 31, 2014 were as follows (in thousands):

	December 31, 2014
	Amortized Cost	Fair Value
Due in 1 year or less	$32,804	$32,768
Due in 1-2 years	15,453	15,401
Due in 2-3 years	5,380	5,348
	$53,637	$53,517

The following table summarizes the carrying values and estimated fair values of our long-term debt (in thousands):

	December 31, 2014		June 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$91,061	$104,460	$88,511	$115,415
3.50% Convertible Notes	44,654	68,294	44,654	79,388
3.50% Series A Convertible Notes	63,437	107,587	62,447	125,065
Total	$199,152	$280,341	$195,612	$319,868

The long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

5. Commitments and Contingencies

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2014. There have been no material changes outside of the ordinary course of business in those obligations during the six months ended December 31, 2014.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Currently, management believes the Company does not have any probable and estimable losses related to any current legal proceedings and claims. Although occasional adverse decisions or settlements may occur, except as described in the matters below, management does not believe that an adverse determination with respect to any of these claims would individually or in the aggregate materially and adversely affect the Company’s financial condition or operating results. For certain legal proceedings, management believes that there is a reasonable possibility that material losses may be incurred; however, the Company is unable to reasonably estimate a range of reasonably possible losses with respect to these matters. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case and, on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary Systems’ amended complaint. TomoTherapy filed a motion for summary judgment on the trade secret claim, the court ruled in favor of TomoTherapy on December 5, 2013, and Rotary Systems appealed.  On December 22, 2014, the Minnesota Court of Appeals reversed the district court’s dismissal of Rotary Systems’ trade secrets claim and remanded it to the district court but affirmed the dismissal of Rotary Systems’ other claims.

Sarif Biomedical Patent Litigation

On January 28, 2013, Sarif Biomedical filed a patent infringement complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges the Company’s CyberKnife System directly infringes U.S. Patent No. 5,755,725 and seeks unspecified monetary damages for the alleged infringement. Accuray filed an answer to the complaint in March 2013. The parties have exchanged initial discovery requests and responses. The court issued a scheduling order on April 29, 2014. Accuray made its first document production on May 30, 2014. On January 7, 2015, the parties entered into a written settlement agreement resolving the lawsuit.  On January 13, 2015, the court entered an order dismissing the case and all claims with prejudice.

Cowealth Medical

On February 27, 2014, Cowealth Medical Holding Co., Ltd. (“Cowealth”), Accuray’s former distributor in China, submitted a request for binding arbitration with the International Chamber of Commerce International Court of Arbitration (“ICC”) alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth’s confidential information. Cowealth is seeking damages of approximately $161.0 million and injunctive relief. Accuray has filed counterclaims for damages of approximately $35.0 million.  Accuray’s answer and counterclaim were submitted to the ICC on May 12, 2014, and Cowealth served its reply on June 27, 2014. A hearing was set for January 26, 2015 and is currently underway. Based on the information currently available to the Company, the Company expects the arbitrator to render a decision by the fourth quarter of fiscal 2015 or the first quarter of fiscal 2016. We are unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2014.

6. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Cost of revenue	$560	$469	$955	$923
Research and development	804	656	1,698	1,134
Selling and marketing	835	543	1,486	914
General and administrative	1,655	1,135	2,988	2,012
	$3,854	$2,803	$7,127	$4,983

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

In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the consolidated balance sheet as of December 31, 2014.

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

In accordance with Accounting Standards Codification, or ASC 470-20, Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the 3.50% Series A Convertible Notes. The principal amount of the liability component of the 3.50% Series A Convertible Notes was $62.5 million as of the date of issuance based on the present value of its cash flows using a discount rate of 7%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $7.9 million. In addition, the portion of the cash amount paid to the Participating Holders totaling $0.4 million was allocated to the debt discount with the remaining $47,000 to the equity component. The liability component is being accreted to the principal amount of the 3.50% Series A Convertible Notes using the effective interest method through the maturity in February 2018.

The following table presents the carrying values of all Convertible Notes as of December 31, 2014 (in thousands):

	3.75% Notes	3.50% Notes	3.50% Series A Notes	TOTAL

Carrying amount of the equity conversion component	$23,189	$—	$7,844	$31,033
Principal amount of the Convertible Notes	$100,000	$44,654	$70,346	$215,000
Unamortized debt discount	(8,939)	—	(6,909)	(15,848)
Net carrying amount	$91,061	$44,654	$63,437	$199,152

A summary of interest expense on all Convertible Notes is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Interest expense related to contractual interest coupon	$1,943	$1,944	$3,886	$3,888
Interest expense related to amortization of debt discount	1,782	1,166	3,541	2,314
Interest expense related to amortization of debt issuance costs	369	349	732	692
	$4,094	$3,459	$8,159	$6,894

8. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consist of net loss, unrealized gains and losses on available-for-sale investments, changes in foreign currency exchange rate translation and net changes related to defined benefit pension plan. The unrealized gains and losses on available-for-sale investments, changes in foreign currency exchange rate translation and net changes related to defined benefit pension plan are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period.

The components of accumulated other comprehensive income in the equity section of the balance sheets are as follows (in thousands):

	December 31,	June 30,
	2014	2014
Net unrealized gain (loss) on short-term investments	$(121)	$18
Cumulative foreign currency translation gain	1,298	2,364
Defined benefit pension obligation	(567)	(567)
Accumulated other comprehensive income	$610	$1,815

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2014 and results of operations for the three and six months ended December 31, 2014 and 2013 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs and cancellations of contracts, the effects of our process improvements on age-outs, backlog and revenue; expected uses of cash during fiscal 2015; the anticipated drivers of our future capital requirements; the anticipated successful introduction of the MLC for the CyberKnife Systems, the timing of its release and its impact on our business; our expectations regarding the factors that will impact sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our belief that TomoTherapy Systems offer clinicians and patents significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar and foreign currencies as well as our ability to mitigate such risks; and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including those risks discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2014 and in Part II, Item 1A of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Our CyberKnife M6 Series Systems have the option of: fixed collimator, iris collimator, and/or multi-leaf collimator, or MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems experienced low manufacturing yields and initially delivered only a small number of units. In addition, our initial life-cycle testing revealed that the MLC did not have the durability that we, and our customers, expect in our products. Subsequently, our internal testing of the MLC has been concluded to our satisfaction and we have begun our evaluation of the MLC in the field, with the goal of ensuring that we introduce a clinically effective and reliable collimator. The evaluation sites will follow into the treatment phase once their evaluation is complete which is expected to occur in the third quarter of fiscal 2015. While we are confident in our path forward, due to the complexity of the MLC, there is still some risk in this project that could cause further delays. In the meantime, and despite the delay in the launch of the MLC upgrade, we are continuing to book orders and install the CyberKnife M6 Series Systems with fixed and iris collimators.  Additionally, we are working closely with our supply chain network and expect to begin manufacturing the first commercial MLC units in the third quarter of fiscal 2015 for shipment in the fourth quarter of fiscal 2015.

We believe that the long-term success of the CyberKnife System is dependent on a number of factors including the following:

•                  Continued adoption of the CyberKnife M6 Series Systems;

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

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. TomoTherapy H Series Systems come in configurations of TomoHTM, TomoHDTM and TomoHDATM. Radiation therapy is used in a variety of ways, often to treat tissue surrounding a tumor area after surgical removal of the tumor and also as the primary treatment for tumors. Radiation therapy treatments impact both cancer cells as well as healthy tissue; therefore the total prescribed radiation dose is divided into many fractions and delivered in an average of 25 to 35 treatment sessions over several weeks. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

•                  Continued adoption of the TomoTherapy H Series Systems;

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

Sale of Our Products

Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a signed sales contract that meets backlog criteria varies significantly and generally spans six months to two years. The time from receipt of a signed contract to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system.

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization and we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through distributors. We have sales and service offices in many countries in Europe, Japan and other countries in Asia, South America, and throughout the world.

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

For orders that cover both products and services, only the portion of the order that will be recognized as product revenue is reported as backlog. The portion of the order that will be recognized as service revenue (for example, PCS) is not included in reported backlog. Product backlog totaled $357.8 million as of December 31, 2014. This included $44.5 million of orders for either CyberKnife M6 Systems configured with an MLC or orders for MLC units to upgrade existing installed CyberKnife M6 Systems. Additionally, $29.2 million of CyberKnife orders which had previously been included in backlog were upgraded to the new platform (M6) in the current quarter. Product backlog totaled $362.0 million as of December 31, 2013, and included $32.2 million of orders for either new CyberKnife M6 systems configured with an MLC or orders for MLC units to upgrade existing installed CyberKnife M6 systems.

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

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems or TomoTherapy Systems, we cannot provide assurance that we will convert backlog into recognized revenue due to factors outside our control. Our backlog is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations.  Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, changes to regulatory requirements, or other reasons. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out.  Contracts may age out for many reasons, including inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, inability to timely obtain licenses necessary for customer facilities or operation of our equipment among other reasons for delays. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar compared to other currencies will impact backlog. Generally, strengthening in the U.S. Dollar will negatively impact backlog.

The below table is provided for comparison purposes only. Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Net product orders are defined as gross product orders less cancellations, age-outs and foreign exchange adjustments.

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Gross orders	$72,261	$80,294	$131,024	$143,692
Net orders	41,474	59,366	73,756	119,429
Order backlog at the end of the period	357,831	362,044	357,831	362,044

Gross orders decreased by $8.0 million for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. Gross orders decreased by $12.7 million for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013.  For both periods the total number of gross units ordered increased over prior period; however, the dollar value of orders was negatively impacted by product mix and foreign exchange currency fluctuations.

Net orders decreased by $17.9 million for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. Net orders decreased by $45.7 million for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013. Over the previous two fiscal years we have made numerous changes to our order taking process, including increased oversight responsibility for and management of distributors and changes in timing as to when we enter some of our distributor orders to the backlog.  We believe these changes will improve the quality of backlog over time and reduce the level of age-outs.

Age-outs were $18.1 million and $35.9 million in the three and six months ended December 31, 2014, respectively, in comparison to $19.0 million and $22.3 million in the three and six months ended December 31, 2013, respectively. Currently, we expect age-outs in the second half of this fiscal year to decline to a range of $16.0 to $25.0 million as compared to the $35.9 million in age outs recorded during the first half of the fiscal year.  Cancellations were $6.9 million and $9.5 million in the three and six months ended December 31, 2014, respectively, in comparison to $1.9 million in the three and six months ended December 31, 2013, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize this impact to our business. We believe, based on historical patterns, cancellations in the second half of fiscal 2015 will be more comparable to the fiscal 2014 numbers above than the first half of fiscal 2015 numbers.  In addition order backlog was reduced due to foreign currency impacts by $5.8 million and $11.9 million in the three and six months ended December 31, 2014, respectively, in comparison to $0.8 million and $0.2 million in the three and six months ended December 31, 2013, respectively.

Results of Operations — Three and Six Months Ended December 31, 2014 and 2013

	Three Months Ended December 31,					Six Months Ended December 31,
	2014		2013		2014-2013	2014		2013		2014-2013
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	% change	Amount	% (a)	Amount	% (a)	% change
Products	$47,650	49%	$45,148	48%	6%	$80,665	45%	$74,716	44%	8%
Services	50,505	51	48,486	52	4	99,871	55	95,559	56	5
Net revenue	$98,155	100%	$93,634	100%	5%	$180,536	100%	$170,275	100%	6%
Gross profit	$38,489	39%	$38,171	41%	1%	$66,290	37%	$64,649	38%	3%
Products gross profit	20,479	43	20,168	45	2	32,829	41	31,135	42	5
Services gross profit	18,010	36	18,003	37	—	33,461	34	33,514	35	—
Research and development expenses	13,917	14	13,435	14	4	28,066	16	26,385	15	6
Selling and marketing expenses	15,802	16	14,262	15	11	33,776	19	28,716	17	18
General and administrative expenses	12,361	13	11,190	12	10	23,311	13	22,550	13	3
Other expense, net	5,528	6	3,775	4	46	10,989	6	6,235	4	76
Provision for income taxes	873	1	950	1	(8)	1,790	1	1,737	1	3
Net loss	$(9,992)	10%	$(5,441)	6%	84%	$(31,642)	18%	$(20,974)	12%	51%

(a)         Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and sevices revenue.

Net Revenue

Sales of our products outside of the Americas region account for a significant portion of our total net revenue. Revenue derived from sales outside of the Americas region was $52.4 million and $58.9 million for the three months ended December 31, 2014 and 2013, respectively, and represented 53% and 63% of our net revenue during these periods. Revenue derived from sales outside of the Americas region was $96.3 million for both the six months ended December 31, 2014 and 2013, respectively, and represented 53% and 57% of our net revenue during these periods.

Product Net Revenue. Product net revenue increased by $2.5 million for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, primarily due to a higher average selling price due to product configuration mix.

Product net revenue increased by $5.9 million for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013, primarily due to a higher average selling price due to product configuration mix. In addition, product revenue upgrades increased by $2.1 million in the six months ended December 31, 2014 as compared to the same period in fiscal 2014.

Services Net Revenue. Services net revenue increased by $2.0 million and $4.3 million for the three and six months ended December 31, 2014, respectively, as compared to the three and six months ended December 31, 2013, respectively. The increase in services net revenue was primarily attributable to an increase in our installed base and an increase in the number of systems under our service contracts as compared to the same period in fiscal 2014.

Gross Profit

Overall gross profit for the three months ended December 31, 2014 increased $0.3 million, or 1%, as compared to the three months ended December 31, 2013. The increase was primarily due to higher product revenues and product mix.

Product margin for the three months ended December 31, 2014 were negatively impacted by 2% primarily due to foreign exchange fluctuations.  Services gross margin for the three months ended December 31, 2014 decreased by 2% primarily due to higher departmental expense related to increase in headcount to further focus on service excellence and customer satisfaction.

The overall gross profit for the six months ended December 31, 2014 increased by $1.6 million, or 3% as compared to the six months ended December 31, 2013. Product margin decreased by 1% primarily due to the impact of foreign exchange fluctuations.  Services gross margin for the six months ended December 31, 2014 decreased by 2% primarily due to the impact of changes in foreign exchange rates and field service personnel costs related to increase in headcount to further focus on service excellence and customer satisfaction.

Research and Development

Research and development expenses were $13.9 million in the three months ended December 31, 2014 as compared to $13.4 million in the three months ended December 31, 2013, which represents an increase of $0.5 million, or 4%. The increase was primarily due to $0.4 million of additional headcount and IT related expenses and a $0.4 million increase in facilities expenses.  These increases were partially offset by a reduction in consulting fees of $0.4 million due to the completion of various engineering projects.

Research and development expenses were $28.1 million in the six months ended December 31, 2014 as compared to $26.4 million in the six months ended December 31, 2013, which represents an increase of $1.7 million, or 6%. The increase was primarily due to additional headcount related and IT related expenses which increased $1.3 million and a $0.6 million increase in facilities expenses.  These increases were partially offset by a reduction in consulting and operational expenses of $0.3 million due to completion of various engineering projects.

Selling and Marketing

Selling and marketing expenses for the three months ended December 31, 2014 were $15.8 million as compared to $14.3 million for the three months ended December 31, 2013, which represents an increase of $1.5 million, or 11%. Headcount related costs increased by $1.1 million to support increased sales and commercial activities, and includes increased stock-based compensation expenses of $0.3 million. Additionally, sales commission expense increased by $1.0 million due to higher revenue amounts and higher commissions earned in regions with higher commission rates compared to the same period last year. These increases were partially offset by a decrease in consulting related expense of $0.8 million due to the completion of a marketing study and customer satisfaction survey initiatives in prior year.

Selling and marketing expenses for the six months ended December 31, 2014 were $33.8 million as compared to $28.7 million for the six months ended December 31, 2013, which represents an increase of $5.1 million, or 18%. Headcount in selling and marketing increased by 7% when compared to the same period last year due to an increase in sales and commercial activities which resulted in an increase of $2.8 million, which includes increased stock-based compensation expenses of $0.5 million. Sales commission expense increased by $2.1 million due to higher revenue amounts and higher commissions earned in regions with higher commission rates compared to the same period last year. Travel related expense increased by $0.3 million due to the increase in headcount. Marketing expense increased by $1.1 million primarily due to our participation in the ASTRO tradeshow and regional sales meetings held in the first fiscal quarter of 2015. These increases were partially offset by a decrease in consulting related expense of $1.1 million due to the completion of various marketing initiatives in prior year.

General and Administrative

General and administrative expenses for the three months ended December 31, 2014 were $12.4 million as compared to $11.2 million for the three months ended December 31, 2013, which represents an increase of $1.2 million, or 10%. The increase was primarily related to higher legal departmental expenses of $1.9 million due to ongoing defense and response to legal matters. The increase was partially offset by decreases in headcount and recruiting related costs of $0.2 million and lower travel expenses of $0.1 million.

General and administrative expenses for the six months ended December 31, 2014 were $23.3 million as compared to $22.6 million for the six months ended December 31, 2013, which represents an increase of $0.7 million, or 3%. The increase was primarily related to higher legal departmental expenses of $2.3 million. The increase was partially offset by a decrease in consulting expenses of $0.7 million, decreases of $0.5 million related to VAT and Sales tax and lower restructuring costs of $0.4 million.

Other Expense, Net

Other expense, net for the three months ended December 31, 2014 was $5.5 million as compared to $3.8 million for the three months ended December 31, 2013, which represents an increase of $1.7 million. This increase was primarily due to increased foreign currency translation expenses of $1.2 million primarily due to a stronger U.S. Dollar in comparison to the EURO and the Swiss Franc. Additionally, non cash interest expense increased by $0.6 million due to the refinancing of our 3.50% Convertible Notes into 3.50% Series A Convertible Notes in the fourth quarter of fiscal 2014.

Other expense, net for the six months ended December 31, 2014 was $11.0 million as compared to $6.2 million for the six months ended December 31, 2013, which represents an increase of $4.8 million. These increases were primarily due to increased foreign currency translation expenses of $3.5 million primarily due to a stronger U.S. Dollar in comparison to the EURO and the Swiss Franc. Additionally, non cash interest expense increased by $1.3 million due to the refinancing of our 3.50% Convertible Notes into 3.50% Series A Convertible Notes in the fourth quarter of fiscal 2014.

Provision for Incomes Taxes

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. Income tax expenses were $0.9 million and $1.8 million for the three and six months ended December 31, 2014, respectively, compared to income tax expenses of $1.0 million and $1.7 million for the three and six months ended December 31, 2013.

Liquidity and Capital Resources

At December 31, 2014, we had $97.3 million in cash and cash equivalents and $53.5 million in short-term investments, for a total of $150.8 million.  Also refer to Note 7, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

In addition, the undistributed earnings of our foreign subsidiaries at December 31, 2014 are considered to be indefinitely reinvested outside the U.S. and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of December 31, 2014, we had approximately $52.5 million of cash and cash equivalents at our foreign subsidiaries.

Our cash flows for the six months ended December 31, 2014 and 2013 are summarized as follows (in thousands):

	Six months ended December 31,
	2014	2013
Net cash used in operating activities	$(12,985)	$(12,910)
Net cash provided by investing activities	21,239	4,413
Net cash provided by financing activities	2,640	3,864
Effect of exchange rate changes on cash and cash equivalents	(5,967)	1,767
Net increase (decrease) in cash and cash equivalents	$4,927	$(2,866)

Cash Flows From Operating Activities

Net cash used in operating activities in the six months ended December 31, 2014 was $13.0 million, as compared to $12.9 million used in the six months ended December 31, 2013. Net cash used in operating activities in the six months ended December 31, 2014 was primarily related to:

•                  Net loss of $31.6 million;

•                  Net loss was offset by non-cash items of $22.5 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, recovery of doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Decrease in accounts receivable of $6.6 million as a result of collections on customer accounts in excess of billings;

•                  Increase in inventories of $18.6 million due to increase in purchases to support expected future sales;

•                  Decrease in prepaid expenses and other assets of $2.8 million primarily due to the reduction of prepaid taxes of $1.8 million primarily in foreign locations due to settlements, a reduction in debt related costs of $0.8 million due to continued amortization, and a decrease in prepaid commissions of $0.5 million due to the conversion of deferred revenue into revenue in the second fiscal quarter of 2015.  The decrease was offset by an increase in the prepaid insurance balance of $0.5 million due to the timing of payments;

•                  Increase in deferred revenue of $4.4 million primarily due the timing of service contract signing which resulted in more service contract deferrals as compared to prior period with a slight offset related to deferred system revenue which decreased due to additional installations of previously deferred systems;

•                  Decrease in deferred cost of revenue of $1.9 million due to additional installations of previously deferred systems;

•                  Increase in accounts payable of $1.3 million due to the timing of payments; and

•                  Decrease in accrued liabilities of $3.1 million primarily related to the bonus accrual reduction of $9.1 million due to bonus payments made in the first fiscal quarter of 2015 offset by additional accrual for bonuses for the six months ended December 31, 2014. This decrease was partially offset by an increase of $3.7 million in deferred rent due to a renegotiated lease agreement, an increase of $1.0 million in legal fees due to the timing of billings and payments for continued matters, and increases of $0.6 million in interest payable and $0.3 million in foreign taxes payable due to timing of payments.

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

•                  Increase in inventories of $7.7 million due to increases in purchases to support sales;

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

Cash Flows From Investing Activities

Net cash provided by investing activities was $21.2 million for the six months ended December 31, 2014, which primarily consisted of sales and maturities of short-term investments of $81.4 million partially offset by purchases of property and equipment of $4.2 million and purchases of investments of $56.0 million.

Net cash provided by investing activities was $4.4 million for the six months ended December 31, 2013, which primarily consisted of sales and maturities of short-term investments of $22.8 million, partially offset by purchases of property and equipment of $6.9 million and purchases of investments of $11.5 million.

Cash Flows From Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2014 and 2013 was $2.6 and $3.9 million, respectively, from proceeds from employee stock plans.

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

During the six months ended December 31, 2014 we considered our estimated corporate bonus accrual to be a critical accounting estimate. The Company’s bonus accrual for each quarter is based on its performance against Company defined metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no other changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2014, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk, such as risks related to fluctuations in foreign currencies. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of December 31, 2014, we had no open forward contracts and all open positions had been settled.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other income and expenses. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at December 31, 2014 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $53.5 million at December 31, 2014. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$318	$271	$192	$100	$(103)	$(205)	$(308)	$(411)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                    Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2014, as updated in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended September 30, 2014, and is incorporated herein by reference. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filings. Any risk factor included below supersedes the description of the relevant risk factor in such filings. Other than the items discussed below, there have been no material changes in our risk factors since such filings.

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

On October 31, 2014, the Centers for Medicare and Medicaid Services (CMS) issued the final rule for 2015 Medicare payment rates for hospital outpatient services, physicians and services performed in the freestanding center setting. The proposed rules released by CMS in July 2014 contained multiple proposals that could have impacted reimbursement rates if implemented in the final rule. While some of these proposals were ultimately adopted in the final rule, such as changes to previous coding structures for IMRT and 3D conformal delivery and development of a comprehensive ambulatory payment classification for single fraction cranial radiosurgery, several proposals that could impact reimbursement rates were not implemented or were delayed for future rule making, including delays to payment changes for IMRT and 3D radiation therapy services and robotic radiosurgery delivered in the freestanding center setting and delays to payment changes for IMRT services delivered in the hospital setting. None of changes ultimately implemented in the final rule resulted in any material reductions in payment for CyberKnife or TomoTherapy services in 2015 relative to the rates in effect for calendar year 2014, and in some cases resulted in minor increases to existing payment rates, such as payments for single session cranial SRS in the hospital outpatient setting. However, CMS reviews such rates annually and could implement more significant changes in future years, which could discourage existing and potential customers from purchasing or using our products.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of December 31, 2014, we had an accumulated deficit of $386.7 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2014, customer contracts with extended payment terms of more than one year amounted to less than 4% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our future revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At December 31, 2014, we had $97.3 million in cash and cash equivalents and $53.5 million in investments. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in money market funds and certificates of deposit. The investments are managed by third party financial institutions and consist of U.S. agency, non-US government securities, corporate debt securities and commercial paper. To date, we have experienced no realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our major stockholders own approximately 42.7% and directors and executive officers own approximately 1.2% of our outstanding common stock as of December 31, 2014, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of December 31, 2014, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 42.7% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 1.2% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Our operating results, including our quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.

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

As of December 31, 2014, we had total consolidated long-term liabilities of approximately $219.5 million, including the liability component of the 3.75% Convertible Notes in the amount of $91.1 million, the 3.50% Convertible Notes in the amount of $44.7 million and the 3.50% Series A Convertible Notes of $63.4 million.

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

Item 2.                                             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                             Defaults Upon Senior Securities

None.

Item 4.                                             Mine Safety Disclosures

Not applicable.

Item 5.                                             Other Information

None.

Item 6.                                             Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Eighth Amendment to Lease by and between the registrant and DWF III Caribbean, LLC, dated October 31, 2014	—	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	—	—	—	—
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date:   February 6, 2014