Form 10-Q
period 2015-03-31
ACCURAY INC
filed 2015-05-07
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015, there were 78,986,768 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended March 31, 2015

PART I.  FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	March 31,	June 30,
	2015	2014 (1)
Assets
Current assets:
Cash and cash equivalents	$95,449	$92,346
Short-term investments	54,185	79,553
Restricted cash	2,858	1,492
Accounts receivable, net of allowance for doubtful accounts of $622 and $976 as of March 31, 2015 and June 30, 2014, respectively	61,376	72,152
Inventories	109,705	87,752
Prepaid expenses and other current assets	15,650	17,873
Deferred cost of revenue	8,743	13,302
Total current assets	347,966	364,470
Property and equipment, net	29,856	34,391
Goodwill	58,020	58,091
Intangible assets, net	17,552	23,517
Deferred cost of revenue	1,752	2,899
Other assets	8,513	11,820
Total assets	$463,659	$495,188
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,656	$15,639
Accrued compensation	19,530	32,569
Other accrued liabilities	20,151	24,464
Customer advances	18,951	19,804
Deferred revenue	93,500	92,093
Total current liabilities	165,788	184,569
Long-term liabilities:
Long-term other liabilities	10,454	6,593
Deferred revenue	9,946	9,866
Long-term debt	200,989	195,612
Total liabilities	387,177	396,640
Commitment and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2015 and June 30, 2014 respectively; issued and outstanding: 78,971,514 and 77,178,365 shares at March 31, 2015 and June 30, 2014, respectively	79	77
Additional paid-in capital	465,952	451,750
Accumulated other comprehensive income	154	1,815
Accumulated deficit	(389,703)	(355,094)
Total stockholders’ equity	76,482	98,548
Total liabilities and stockholders’ equity	$463,659	$495,188

(1) The condensed consolidated balance sheet at June 30, 2014 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenue:
Products	$46,361	$47,045	$127,026	$121,761
Services	51,154	50,099	151,025	145,658
Total net revenue	97,515	97,144	278,051	267,419
Cost of revenue:
Cost of products	27,332	25,255	75,168	68,836
Cost of services	31,523	32,185	97,933	94,230
Total cost of revenue	58,855	57,440	173,101	163,066
Gross profit	38,660	39,704	104,950	104,353
Operating expenses:
Research and development	12,836	13,763	40,902	40,148
Selling and marketing	12,987	15,310	46,763	44,026
General and administrative	11,665	11,106	34,976	33,656
Total operating expenses	37,488	40,179	122,641	117,830
Income (loss) from operations	1,172	(475)	(17,691)	(13,477)
Other expense, net	(3,618)	(3,312)	(14,607)	(9,547)
Loss before provision for income taxes	(2,446)	(3,787)	(32,298)	(23,024)
Provision for income taxes	521	878	2,311	2,615

Net loss	$(2,967)	$(4,665)	$(34,609)	$(25,639)

Net loss per share — basic and diluted	$(0.04)	$(0.06)	$(0.44)	$(0.34)

Weighted average common shares used in computing loss per share
Basic and diluted	78,746	76,382	77,981	75,447

Net loss	$(2,967)	$(4,665)	$(34,609)	$(25,639)
Foreign currency translation adjustment	(510)	(121)	(1,576)	102
Unrealized gain (loss) on investments, net of tax	54	32	(85)	391
Comprehensive loss	$(3,423)	$(4,754)	$(36,270)	$(25,146)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(34,609)	$(25,639)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,864	15,546
Share-based compensation	10,504	8,243
Amortization of debt issuance costs	1,114	1,053
Amortization and accretion of discount and premium on investments	732	1,296
Accretion of interest on long-term debt	5,377	3,519
Recovery of bad debt, net	(71)	(546)
Provision for write-down of inventories	1,127	2,092
Loss on disposal of property and equipment	16	90
Changes in assets and liabilities:
Restricted cash	(1,560)	(173)
Accounts receivable	7,446	(1,988)
Inventories	(24,540)	(14,841)
Prepaid expenses and other assets	3,137	(5,219)
Deferred cost of revenue	5,619	(1,374)
Accounts payable	(1,214)	2,329
Accrued liabilities	(8,054)	10,940
Customer advances	341	4,226
Deferred revenue	7,168	1,280
Net cash (used in) provided by operating activities	(12,603)	834
Cash Flows From Investing Activities
Purchases of property and equipment, net	(5,925)	(9,615)
Purchases of investments	(69,871)	(30,422)
Sales and maturities of investments	94,422	44,593
Net cash provided by investing activities	18,626	4,556
Cash Flows From Financing Activities
Proceeds from employee stock plans	5,207	7,414
Taxes paid related to net share settlement of equity awards	(495)	(220)
Net cash provided by financing activities	4,712	7,194
Effect of exchange rate changes on cash and cash equivalents	(7,632)	2,116
Net increase in cash and cash equivalents	3,103	14,700
Cash and cash equivalents at beginning of period	92,346	73,313
Cash and cash equivalents at end of period	$95,449	$88,013

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2015, for any other interim period or for any future year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 2 to those audited consolidated financial statements and there have been no material changes to such policies.

Recent Accounting Standard Update Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in its first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. On April 29, 2015, the FASB issued its proposed standard update to defer the effective date of ASU 2014-09. If the proposed changes are finalized, ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of pending adoption of ASU 2014-09 on its consolidated financial statements and related disclosures.

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

For the three and nine months ended March 31, 2015 and 2014, there were no customers that represented 10% or more of total net revenue. At March 31, 2015, no customer accounted for 10% of the Company’s total accounts receivable. At June 30, 2014, one customer accounted for 13% of accounts receivable.

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

Revenue Recognition

The Company earns revenue from the sale of products and related services. The Company records its revenues net of any value added or sales tax. For arrangements with multiple elements, the Company allocates arrangement fees to products and services based upon Vendor Specific Objective Evidence (“VSOE”) of fair value of the respective elements, Third-Party Evidence (“TPE”), or Best Estimate of Selling Price (“BESP”), using the relative selling price method.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Numerator:
Net loss used in computing net loss per share	$(2,967)	$(4,665)	$(34,609)	$(25,639)
Denominator:
Weighted average shares used in computing basic and diluted loss per share	78,746	76,382	77,981	75,447

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”), the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”) and the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 (together, the “Convertible Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive. For the three and nine months ended March 31, 2015 and 2014, the potentially dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2015	2014
Stock options	2,645	3,416
RSUs, PSUs and MSUs	4,785	4,229
3.75% Convertible Notes	—	—
3.50% Convertible Notes	8,378	21,576
3.50% Series A Convertible Notes	5,639	—
	21,447	29,221

Outstanding Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.75% Convertible Notes and 3.50% Series A Convertible Notes, totaling approximately 10.6 million shares and 13.2 million shares, respectively, were not included in the potentially diluted share count table above. The Company’s average stock price did not exceed the conversion price of the 3.75% Convertible Notes as of March 31, 2015 and 2014. The 5.6 million potentially dilutive shares of the 3.50% Series A Convertible Notes included in the table above represent the premium over the principal amount due to the higher average share price above the conversion price. The number of premium shares included in the Company’s diluted share count will vary with fluctuations in the Company’s share price. Higher actual share prices result in a greater number of premium shares.

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Americas	$52,617	$32,224	$136,812	$106,248
Europe, Middle East, India and Africa	21,055	40,419	78,086	93,320
Asia-Pacific (excluding Japan and India)	16,955	10,096	36,307	27,762
Japan	6,888	14,405	26,846	40,089
Total	$97,515	$97,144	$278,051	$267,419

Information regarding geographic areas in which the Company has long lived tangible assets is as follows (in thousands):

	March 31,	June 30,
	2015	2014
Americas	$26,534	$30,542
Europe, Middle East, India and Africa	1,020	1,665
Asia-Pacific (excluding Japan and India)	514	444
Japan	1,788	1,740
Total	$29,856	$34,391

2. Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $1.1 million and $2.8 million at March 31, 2015 and June 30, 2014, respectively and are included in Other Assets in the consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of March 31, 2015 and June 30, 2014, respectively, as revenue is recognized on a cash basis for these receivables.

Inventories

Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2015	2014
Raw materials	$46,739	$37,003
Work-in-process	22,654	17,692
Finished goods	40,312	33,057
Inventories	$109,705	$87,752

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	June 30,
	2015	2014
Furniture and fixtures	$4,756	$5,351
Computer and office equipment	11,408	10,540
Software	10,915	10,736
Leasehold improvements	19,390	18,991
Machinery and equipment	45,524	45,730
Construction in progress	5,890	5,877
	97,883	97,225
Less: Accumulated depreciation	(68,027)	(62,834)
Property and equipment, net	$29,856	$34,391

Depreciation expense related to property and equipment for the three and nine months ended March 31, 2015 was $2.9 million and $8.9 million, respectively.  Depreciation expense related to property and equipment for the three and nine months ended March 31, 2014 was $3.0 million and $9.1 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months	Year
	Ended	Ended
	March 31,	June 30,
	2015	2014
Balance at the beginning of the period	$58,091	$59,368
Currency translation and other adjustments	(71)	(1,277)
Balance at the end of the period	$58,020	$58,091

In the second quarter of fiscal 2015, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

In connection with the acquisition of TomoTherapy in fiscal year 2011, the Company recognized liabilities related to unrecognized tax benefits as part of purchase accounting. During its first quarter of fiscal year 2014, the Company determined that certain of these liabilities related to unrecognized tax benefits were recorded in error. The Company evaluated the effects of this error on the financial statements and concluded that the error was not material to any prior annual or interim periods or the current period. In September 2013, the Company reduced goodwill and accrued liabilities by $1.3 million to remove the liability recorded in error.

Intangible Assets

The Company’s unamortized intangible assets associated with completed acquisitions at March 31, 2015 and June 30, 2014 are as follows (in thousands):

		March 31, 2015			June 30, 2014
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
(in years)
Developed technology	5 — 6	$46,747	$(29,195)	$17,552	$46,747	$(23,230)	$23,517

The Company performs the annual impairment test in December of each year and did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets.  As of March 31, 2015 and June 30, 2014 there were no triggering events or indicators of impairment.

Amortization expense related to intangible assets for the three and nine months ended March 31, 2015 was $2.0 million and $6.0 million, respectively.  Amortization expense related to intangible assets for the three and nine months ended March 31, 2014 was $2.0 million and $6.4 million, respectively.

The estimated future amortization expense of purchased intangible assets as of March 31, 2015 is as follows (in thousands):

Year Ending June 30,	Amount
2015 (remaining 3 months)	$1,988
2016	7,953
2017	7,568
2018	43
Thereafter	—
$17,552

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	March 31, 2015
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$79,192	$—	$—	$79,192	$—
Level 1
Money market funds	8,258	—	—	8,258	—
	8,258	—	—	8,258	—
Level 2
Commercial paper	15,997	—	—	7,999	7,998
U.S. Agency securities	17,999	1	—	—	18,000
Non-U.S. government securities	1,507	—	(4)	—	1,503
Corporate notes	26,749	—	(65)	—	26,684
	62,252	—	(69)	7,999	54,185
Total	$149,702	$1	$(69)	$95,449	$54,185

	June 30, 2014
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$91,797	$—	$—	$91,797	$—
Level 1
Money market funds	549	—	—	549	—
Level 2
Corporate notes	79,535	72	(54)	—	79,553
Total	$171,881	$72	$(54)	$92,346	$79,553

The Company’s Level 2 investments in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of March 31, 2015. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. As of March 31, 2015, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended March 31, 2015.

Contractual maturities of available-for-sale securities at March 31, 2015 were as follows (in thousands):

	March 31, 2015
	Amortized Cost	Fair Value
Due in 1 year or less	$40,421	$40,381
Due in 1-2 years	8,487	8,469
Due in 2-3 years	5,345	5,335
	$54,253	$54,185

The following table summarizes the carrying values and estimated fair values of our long-term debt (in thousands):

	March 31, 2015		June 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$92,390	$111,580	$88,511	$115,415
3.50% Convertible Notes	44,654	79,163	44,654	79,388
3.50% Series A Convertible Notes	63,945	124,709	62,447	125,065
Total	$200,989	$315,452	$195,612	$319,868

The long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

5. Commitments and Contingencies

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2014. There have been no material changes outside of the ordinary course of business in those obligations during the nine months ended March 31, 2015.

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

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated (“Rotary Systems”), filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case and, on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary Systems’ amended complaint. TomoTherapy filed a motion for summary judgment on the trade secret claim, the court ruled in favor of TomoTherapy on December 5, 2013, and Rotary Systems appealed.  On December 22, 2014, the Minnesota Court of Appeals reversed the district court’s dismissal of Rotary Systems’ trade secrets claim and remanded it to the district court but affirmed the dismissal of Rotary Systems’ other claims.

Sarif Biomedical Patent Litigation

On January 28, 2013, Sarif Biomedical filed a patent infringement complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges the Company’s CyberKnife System directly infringes U.S. Patent No. 5,755,725 and seeks unspecified monetary damages for the alleged infringement. Accuray filed an answer to the complaint in March 2013. The parties have exchanged initial discovery requests and responses. The court issued a scheduling order on April 29, 2014. Accuray made its first document production on May 30, 2014. On January 7, 2015, the parties entered into a written settlement agreement resolving the lawsuit.  This settlement didn’t have a material impact on the results of operations for the three or nine months ended March 31, 2015. On January 13, 2015, the court entered an order dismissing the case and all claims with prejudice.

Cowealth Medical

On February 27, 2014, Cowealth Medical Holding Co., Ltd. (“Cowealth”), Accuray’s former distributor in China, submitted a request for binding arbitration with the International Chamber of Commerce International Court of Arbitration (“ICC”) alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth’s confidential information. Cowealth is seeking damages of approximately $170.0 million and injunctive relief. Accuray has filed counterclaims for damages of approximately $35.0 million.  Accuray’s answer and counterclaim were submitted to the ICC on May 12, 2014, and Cowealth served its reply on June 27, 2014. A hearing was held in Hong Kong between January 26, 2015 and February 6, 2015. The parties filed closing submissions and reply closing submissions in March 2015.  The Company expects the arbitrator to render a decision sometime between October 2015 and February 2016. We are unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2015.

6. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Cost of revenue	$456	$575	$1,411	$1,498
Research and development	658	766	2,356	1,900
Selling and marketing	739	569	2,225	1,483
General and administrative	1,524	1,350	4,512	3,362
	$3,377	$3,260	$10,504	$8,243

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

In accordance with ASC 470-20, the Company separately accounts for the liability and equity conversion components of the 3.75% Convertible Notes. The principal amount of the liability component of the 3.75% Convertible Notes was $75.9 million as of the date of issuance based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component is being accreted to the principal amount of the 3.75% Convertible Notes using the effective interest method over five years.

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

In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the consolidated balance sheet as of March 31, 2015.

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

The following table presents the carrying values of all Convertible Notes as of March 31, 2015 (in thousands):

	3.75% Notes	3.50% Notes	3.50% Series A Notes	TOTAL

Carrying amount of the equity conversion component	$23,189	$—	$7,844	$31,033
Principal amount of the Convertible Notes	$100,000	$44,654	$70,346	$215,000
Unamortized debt discount	(7,610)	—	(6,401)	(14,011)
Net carrying amount	$92,390	$44,654	$63,945	$200,989

A summary of interest expense on all Convertible Notes is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Interest expense related to contractual interest coupon	$1,944	$1,943	$5,832	$5,831
Interest expense related to amortization of debt discount	1,837	1,205	5,377	3,519
Interest expense related to amortization of debt issuance costs	383	361	1,114	1,053
	$4,164	$3,509	$12,323	$10,403

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

The components of accumulated other comprehensive income in the equity section of the balance sheets are as follows (in thousands):

	March 31,	June 30,
	2015	2014
Net unrealized gain (loss) on short-term investments	$(68)	$18
Cumulative foreign currency translation gain	787	2,364
Defined benefit pension obligation	(567)	(567)
Accumulated other comprehensive income	$154	$1,815

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2015 and results of operations for the three and nine months ended March 31, 2015 and 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs and cancellations of contracts, the effects of our process improvements on age-outs, backlog and revenue; expected uses of cash during fiscal 2015; the anticipated drivers of our future capital requirements; the anticipated successful introduction of the MLC for the CyberKnife Systems, the timing of its release and its impact on our business; our expectations regarding the factors that will impact sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our belief that TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar and foreign currencies as well as our ability to mitigate such risks; and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including those risks discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2014, in Part II, Item 1A of the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2014, December 31, 2014 and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions. Our leading edge technologies are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. Our suite of products includes the CyberKnife® Systems and the TomoTherapy® Systems. The systems are complementary offerings, optimized to serve separate patient populations treated by the same medical specialty, with advanced capabilities that offer increased treatment flexibility.

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. The CyberKnife Systems are the only dedicated, full-body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It allows for the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently represents only a small portion of the patients who develop tumors treatable with CyberKnife Systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, given the CyberKnife Systems’ design to treat focal tumors, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic disease, like leukemias and lymphomas, which are not localized to an organ, but rather involve cells throughout the body.

Our CyberKnife M6 Series Systems have the option of: fixed collimator, iris collimator, and/or multi-leaf collimator, or MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems experienced low manufacturing yields and initially delivered only a small number of units. In addition, our initial life-cycle testing revealed that the MLC did not have the durability that we, and our customers, expect in our products. Subsequently we entered into MLC evaluation agreements with various customers and our internal testing of the MLC has been concluded to our satisfaction. We have completed our evaluation of the MLC in the field, ensuring that we are introducing a clinically effective and reliable collimator. During the quarter ended March 31, 2015,  two U.S. sites completed their evaluations and in mid-April evaluations were completed for the international market thus the MLC has now been commercially launched globally. We have been working closely with our supply chain network and are currently manufacturing MLC equipped units.  We also addressed the yield issues with our supplier and believe we have sufficient components to meet current demand. In addition, the first U.S commercial MLC was shipped in the third quarter of fiscal 2015 and the first patient was treated.

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

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization and we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through distributors and some sales agents. We have sales and service offices in many countries in Europe, Japan and other countries in Asia, South America, and throughout the world.

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

For orders that cover both products and services, only the portion of the order that will be recognized as product revenue is reported as backlog. The portion of the order that will be recognized as service revenue (for example, PCS) is not included in reported backlog. Product backlog totaled $347.4 million as of March 31, 2015.

In order for the product portion of a CyberKnife or TomoTherapy System sales agreement to be counted as backlog, it must meet the following criteria:

•                  The contract is signed and properly executed by both our customer and us. A customer purchase order that is signed and incorporates the terms of our contract quote will be considered equivalent to a signed and executed contract;

•                  The contract is non-contingent - it either has cleared all its contingencies or contains no contingencies when signed;

•                  We have received a minimum deposit or a letter of credit; the sale is a direct channel sale to a government entity, or the product has shipped to our customer with credit sufficient to cover the minimum deposit;

•                  The specific end customer site has been identified by our customer in the written contract or written amendment;

•                  For orders in our Latin America region, we request supporting evidence that the end customer has commenced construction of a bunker if a bunker does not already exist; and

•                  Less than 2.5 years have passed since the contract met all the criteria above. If more than 2.5 years have passed since the contract has met all of the requirements above, it is considered “aged-out” and the revenue associated with the contract is removed from our backlog calculation.

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

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands)	2015	2014	2015	2014
Gross orders	$51,891	$45,168	$182,915	$188,860
Net orders	35,937	38,622	109,693	158,051
Order backlog at the end of the period	347,408	353,621	347,408	353,621

Gross orders increased by $6.7 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.  This is a combination of increased TomoTherapy system order volume which was offset by a slight decline in CyberKnife system orders as compared to prior year.

Gross orders decreased by $5.9 million for the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014.  Although the total number of gross units ordered increased over prior period, the dollar value of orders was negatively impacted by product mix and foreign currency exchange fluctuations.  We added more TomoTherapy system orders in the current year as compared to the prior year; however, we had a decline in CyberKnife system orders in the current year as compared to the prior year which generally have a higher average selling price which drove the overall decrease in gross order dollar value as compared to prior year.  In addition, of the CyberKnife system orders added in the current year, a larger percentage of them were the trade-in units which also generally carry a lower average selling price.

Net orders decreased by $2.7 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Net orders decreased by $48.4 million for the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014.

Age-outs were $11.6 million and $47.6 million in the three and nine months ended March 31, 2015, respectively, in comparison to $6.5 million and $28.9 million in the three and nine months ended March 31, 2014, respectively. Currently, we expect age-outs in the fourth quarter of this fiscal year to decline to a range of $4.0 to $9.0 million as compared to the $47.6 million in age-outs recorded during the first nine months of the fiscal year.  Over the previous two fiscal years we have made changes to our order taking process, including increased oversight responsibility for and management of distributors and changes in timing as to when we enter some of our distributor orders into backlog.  We believe these changes will improve the quality of backlog over time and reduce the level of age-outs.  Cancellations were zero and $9.4 million in the three and nine months ended March 31, 2015, respectively, in comparison to zero and $1.9 million in the three and nine months ended March 31, 2014, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize this impact to our business.  In addition order backlog was reduced due to foreign currency impacts by $4.3 million and $16.2 million in the three and nine months ended March 31, 2015, respectively, in comparison foreign currency impacts resulted in increased backlog of $0.4 million and $0.2 million in the three and nine months ended March 31, 2014, respectively.

Results of Operations — Three and Nine months ended March 31, 2015 and 2014

	Three Months Ended March 31,					Nine Months Ended March 31,
	2015		2014		2015-2014	2015		2014		2015-2014
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	% change	Amount	% (a)	Amount	% (a)	% change
Products	$46,361	48%	$47,045	48%	(1)%	$127,026	46%	$121,761	46%	4%
Services	51,154	52	50,099	52	2	151,025	54	145,658	54	4
Net revenue	$97,515	100%	$97,144	100%	0%	$278,051	100%	$267,419	100%	4%
Gross profit	$38,660	40%	$39,704	41%	(3)%	$104,950	38%	$104,353	39%	1%
Products gross profit	19,029	41	21,790	46	(13)	51,858	41	52,925	43	(2)
Services gross profit	19,631	38	17,914	36	10	53,092	35	51,428	35	3
Research and development expenses	12,836	13	13,763	14	(7)	40,902	15	40,148	15	2
Selling and marketing expenses	12,987	13	15,310	16	(15)	46,763	17	44,026	16	6
General and administrative expenses	11,665	12	11,106	11	5	34,976	13	33,656	13	4
Other expense, net	3,618	4	3,312	3	9	14,607	5	9,547	4	53
Provision for income taxes	521	1	878	1	(41)	2,311	1	2,615	1	(12)
Net loss	$(2,967)	3%	$(4,665)	5%	(36)%	$(34,609)	12%	$(25,639)	10%	35%

(a)              Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and sevices revenue.

Net Revenue

Revenue derived from sales outside of the Americas region was $44.9 million and $64.9 million for the three months ended March 31, 2015 and 2014, respectively, and represented 46% and 67% of our net revenue during these periods. Revenue derived from sales outside of the Americas region was $141.2 million and $161.2 million for the nine months ended March 31, 2015 and 2014, respectively, and represented 51% and 60% of our net revenue during these periods.

Product Net Revenue. Product net revenue decreased by $0.7 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the impacts of foreign exchange and fewer upgrades than in prior year.  The strengthening of the U.S dollar negatively impacted revenues by $2.3 million and we had a decrease of $0.8 million in upgrades as compared to prior year.  This was partially offset by a slight increase in the number of TomoTherapy systems recognized into revenue and a comparable number of CyberKnife systems recognized into revenue. This was only an increase of $0.2 million though as the TomoTherapy systems generally have a lower average selling price than the CyberKnife systems.

Product net revenue increased by $5.3 million for the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014, primarily due to product mix.  In the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014, we recognized into revenue a higher number of CyberKnife systems which generally have a higher average selling price than the TomoTherapy systems.  As such, even though we recognized revenue on slightly fewer TomoTherapy units we still had an overall increase in revenue compared to the prior period.  The increase in system related revenue was $3.7 million as compared to the same period in prior year.  In addition, product revenue upgrades increased by $1.5 million in the nine months ended March 31, 2015, as compared to the same period in fiscal 2014.  Additionally, currency impacted overall product revenues negatively by $4.9 million in nine months ended March 31, 2015, as compared to the same period in 2014.

Services Net Revenue. Services net revenue increased by $1.1 million and $5.4 million for the three and nine months ended March 31, 2015, respectively, as compared to the three and nine months ended March 31, 2014, respectively. The increase in services net revenue was primarily attributable to an increase in our installed base and an increase in the number of systems under our service contracts as compared to the same period in fiscal 2014.  This increase was negatively impacted by $2.5 and $4.1 million of foreign currency impacts in the three and nine months ended March 31, 2015

Net revenue by geographic region, based on the shipping location of our customer, are as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net revenue	$97,515	$97,144	$278,051	$267,419
Americas	54%	33%	49%	40%
Europe, Middle East, India and Africa	22%	42%	28%	35%
Asia-Pacific (excluding Japan and India)	17%	10%	13%	10%
Japan	7%	15%	10%	15%

Gross Profit

Overall gross profit for the three months ended March 31, 2015, decreased $1.0 million, or 3%, as compared to the three months ended March 31, 2014. Product gross profit decreased 13%, or $2.7 million, due primarily due to the impacts of foreign exchange which caused a decrease of $2.4 million and product mix which accounted for a decrease of $2.3 million; these decreases to product gross profit were partially offset by increased costs associated with the additional units sold and other adjustments of $1.9 million. Although we recognized more units into revenue this year as compared to the same period last year, we had a higher number of TomoTherapy systems in the current year than in the same period in the prior year which generally have a lower average selling price. In addition, we recognized more units in the current year as compared to the same period in prior year from sales to the Asia-Pacific region which also generally sell at a lower average selling price as we primarily utilize distributors in this region.  This decrease was partially offset by an increase of 10%, or $1.7 million, in service gross profit which was caused by a combination of higher service revenues of $1.1 million due to an increase in service contracts and decreased service costs of $0.6 million.  The decrease in the service costs is the result of better cost management and departmental spend as compared to the same period in prior year.

The overall gross profit for the nine months ended March 31, 2015 increased by $0.6 million, or 1%, as compared to the nine months ended March 31, 2014.  As the product and service revenues both increased by 4% the increase in overall gross profit primarily resulted from better cost management in the service group and a reduction in service part consumption compared to prior year.

Research and Development

Research and development expenses were $12.8 million in the three months ended March 31, 2015 as compared to $13.8 million in the three months ended March 31, 2014, which represents a decrease of $1.0 million, or 7%. The decrease was primarily due to a reduction in headcount related expenses of $1.5 million of which $1.2 million was due to a reduction in incentive based compensation accrual expenses.  This decrease was partially offset by an increase in consulting fees of $0.4 million related to several new projects.

Research and development expenses were $40.9 million in the nine months ended March 31, 2015 as compared to $40.1 million in the nine months ended March 31, 2014, which represents an increase of $0.8 million, or 2%. The increase was primarily due to additional allocation and facilities expenses of $1.2 million as well as an increase in outside service related expenses of $0.3 million.  Overall headcount related expenses decreased $0.6 million due mainly to a reduction in incentive based compensation accrual expenses of $1.6 million which was partially offset by increased salaries of $0.6 million due to incremental headcount growth and increased stock-based compensation of $0.5 million due to a higher number of grants to employees in the current period.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2015 were $13.0 million as compared to $15.3 million for the three months ended March 31, 2014, which represents a decrease of $2.3 million, or 15%. The decrease is primarily due to $0.8 million reduction in headcount related expenses primarily driven by reduced incentive based compensation accrual expenses of $1.0 million which was partially offset by increased commission expense of $0.6 million due to a higher number of service contracts and several revenue deals with larger comparable commission rates.  Marketing and travel expenses decreased by $0.8 million compared to prior year due to the timing of tradeshows and meetings.  Lastly, there were reductions of $0.5 million in outside service expenses resulting from fewer consulting projects in the current year.

Selling and marketing expenses for the nine months ended March 31, 2015 were $46.8 million as compared to $44.0 million for the nine months ended March 31, 2014, which represents an increase of $2.8 million, or 6%. Headcount in selling and marketing increased by 7% when compared to the same period last year due to an increase in sales and commercial activities.  This resulted in an increase of $2.8 million in salaries and benefits, which included increased stock-based compensation of $0.7 million.  In addition, commission expenses increased $2.7 million compared to prior year due to an increase in the number of service contracts and several revenue deals with larger comparable commission rates.  These increases were partially offset by decreases of $1.0 million in incentive based compensation accrual expenses and $1.0 million decrease in other compensation related expenses.  There was an increase of $0.6 million in trade show expenses due to higher costs incurred for the ASTRO tradeshow in the current year as compared to the prior year.  These increases were partially offset by decreased consulting fees of $1.6 million due to several large one-time projects in fiscal year 2014 such as a customer satisfaction survey and fewer medical affairs consulting costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2015 were $11.7 million as compared to $11.1 million for the three months ended March 31, 2014, which represents an increase of $0.6 million, or 5%. The increase was primarily related to higher legal departmental expenses of $1.5 million due to ongoing defense and response to legal matters, primarily related to the Cowealth Medical matter described in Note 5 to the financial statements. In addition, there were increased consulting fees of $0.6 million due to a public relations project. These increases were partially offset by a reduction in incentive based compensation accrual expenses of $1.5 million as compared to prior year.

General and administrative expenses for the nine months ended March 31, 2015 were $35.0 million as compared to $33.7 million for the nine months ended March 31, 2014, which represents an increase of $1.3 million, or 4%. The increase was primarily related to higher legal departmental expenses of $3.8 million due to ongoing defense and response to legal matters as well as an increase of $1.0 million in stock-based compensation expense due to a larger number of grants to employees. These increases were partially offset by a decrease of $0.5 million in salaries and benefits due to slightly lower headcount and a decrease of $1.8 million due to lower incentive based compensation accrual expenses.  There were also decreased in consulting expenses of $0.7 million and lower restructuring costs of $0.4 million.

Other Expense, Net

Other expense, net for the three months ended March 31, 2015 was $3.6 million as compared to $3.3 million for the three months ended March 31, 2014, which represents an increase of $0.3 million. Non cash interest expense increased by $0.7 million due to the refinancing of our 3.50% Convertible Notes into 3.50% Series A Convertible Notes in the fourth quarter of fiscal 2014.

Additionally, foreign currency losses increased by $0.1 million due to a stronger U.S. Dollar in comparison to the EURO and the Swiss Franc, which was partially offset by a gain on hedging activities of $0.7 million as compared to the same period in prior year.

Other expense, net for the nine months ended March 31, 2015 was $14.6 million as compared to $9.5 million for the nine months ended March 31, 2014, which represents an increase of $5.1 million. These increases were primarily due to increased foreign currency losses of $2.9 million primarily due to a stronger U.S. Dollar in comparison to the EURO and the Swiss Franc. Additionally, non cash interest expense increased by $1.9 million due to the refinancing of our 3.50% Convertible Notes into 3.50% Series A Convertible Notes in the fourth quarter of fiscal 2014.

Provision for Incomes Taxes

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. Income tax expenses were $0.5 million and $2.3 million for the three and nine months ended March 31, 2015, respectively, compared to income tax expenses of $0.9 million and $2.6 million for the three and nine months ended March 31, 2014.  This decrease was due to a reduction in the estimated tax rate resulting from a reduction in our 2015 fiscal year forecast.

Liquidity and Capital Resources

At March 31, 2015, we had $95.4 million in cash and cash equivalents and $54.2 million in short-term investments, for a total of $149.6 million.  Also refer to Note 7, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

In addition, the undistributed earnings of our foreign subsidiaries at March 31, 2015 are considered to be indefinitely reinvested outside the U.S. and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of March 31, 2015, we had approximately $62.8 million of cash and cash equivalents at our foreign subsidiaries.

Our cash flows for the nine months ended March 31, 2015 and 2014 are summarized as follows (in thousands):

	Nine months ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$(12,306)	$834
Net cash provided by investing activities	18,626	4,556
Net cash provided by financing activities	4,712	7,194
Effect of exchange rate changes on cash and cash equivalents	(7,632)	2,116
Net increase in cash and cash equivalents	$3,103	$14,700

Cash Flows From Operating Activities

Net cash used in operating activities in the nine months ended March 31, 2015 was $12.3 million, as compared to $0.8 million provided by operating activities in the nine months ended March 31, 2014. Net cash used in operating activities in the nine months ended March 31, 2015 was primarily related to:

•                  Net loss of $34.6 million;

•                  Net loss was offset by non-cash items of $33.7 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, recovery of doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Increase in restricted cash of $1.6 million as a result of a revenue contract requiring us to pay for bunker construction;

•                  Decrease in accounts receivable of $7.4 million as a result of collections on customer accounts in excess of billings resulting from increased emphasis on collection efforts internally;

•                  Increase in inventories of $24.5 million due to increase in purchases to support expected future sales and service needs;

•                  Decrease in prepaid expenses and other assets of $3.1 million primarily due to the reduction of prepaid taxes of $1.5 million primarily in foreign locations due to settlements, a reduction in debt related costs of $1.2 million due to continued amortization, and a decrease in prepaid commissions of $1.0 million due to the conversion of deferred revenue into revenue in fiscal 2015.  The decrease was offset by an increase in the prepaid benefits balance of $0.6 million due to the timing of payments;

•                  Increase in deferred revenue of $7.2 million primarily due the timing of service contract signing which resulted in more service contract deferrals as compared to prior period with a slight offset related to deferred system revenue which decreased due to additional installations of previously deferred systems;

•                  Decrease in deferred cost of revenue of $5.6 million due to additional installations of previously deferred systems;

•                  Decrease in accounts payable of $1.3 million due to lower billings as a result of timing; and

•                  Decrease in accrued liabilities of $8.1 million primarily related to the bonus accrual reduction of $10.4 million due to bonus payments made in the first fiscal quarter of 2015 offset by additional accrual for bonuses for the nine months ended March 31, 2015. Additionally, there was a decrease in interest payable of $1.4 million due to the timing of payments.  These decreases were partially offset by an increase of $3.6 million in deferred rent due to a renegotiated lease agreement.

Net cash used in operating activities in the nine months ended March 31, 2014 was primarily related to:

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

•                  Increase in inventories of $14.8 million due to increases in purchases to support sales;

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

Cash Flows From Investing Activities

Net cash provided by investing activities was $18.6 million for the nine months ended March 31, 2015, which primarily consisted of sales and maturities of short-term investments of $94.4 million partially offset by purchases of property and equipment of $5.9 million and purchases of investments of $69.9 million.

Net cash provided by investing activities was $4.6 million for the nine months ended March 31, 2014, which primarily consisted of purchases of property and equipment of $9.6 million, purchases of investments of $30.4 million and sales and maturities of short-term investments of $44.6 million.

Cash Flows From Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2015 was $4.7 million, attributable to $5.2 million from proceeds from employee stock plans, partially offset by $0.5 million of taxes paid related to net share settlement of equity awards.

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

During the nine months ended March 31, 2015 we considered our estimated corporate bonus accrual to be a critical accounting estimate. The Company’s bonus accrual for each quarter is based on its performance against Company defined metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no other changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2014, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the EURO and the Japanese Yen. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk, such as risks related to fluctuations in foreign currencies. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of March 31, 2015, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at March 31, 2015 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $54.2 million at March 31, 2015. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$313	$271	$194	$100	$(102)	$(203)	$(306)	$(408)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                    Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2014, as updated in Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended September 30, 2014 and December 31, 2014, and is incorporated herein by reference. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filings. Any risk factor included below supersedes the description of the relevant risk factor in such filings. Other than the items discussed below, there have been no material changes in our risk factors since such filings.

If third-party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife and TomoTherapy Systems, demand for our products and our revenue could be adversely affected.

Our customers rely significantly on reimbursement from public and private third party payors for CyberKnife and TomoTherapy systems procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third party payors provide adequate coverage and reimbursement for procedures that are performed with our products. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.

On October 31, 2014, the Centers for Medicare and Medicaid Services (CMS) issued the final rule for 2015 Medicare payment rates for hospital outpatient services, physicians and services performed in the freestanding center setting. The proposed rules released by CMS in July 2014 contained multiple proposals that could have impacted reimbursement rates if implemented in the final rule. While some of these proposals were ultimately adopted in the final rule, such as changes to previous coding structures for IMRT and 3D conformal delivery and development of a comprehensive ambulatory payment classification for single fraction cranial radiosurgery, several proposals that could impact reimbursement rates were not implemented or were delayed for future rule making, including delays to payment changes for IMRT and 3D radiation therapy services and robotic radiosurgery delivered in the freestanding center setting and delays to payment changes for IMRT services delivered in the hospital setting. CMS reviews such rates annually and could implement significant changes in future years, which could discourage existing and potential customers from purchasing or using our products.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of March 31, 2015, we had an accumulated deficit of $389.7 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2015, customer contracts with extended payment terms of more than one year amounted to less than 2% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our future revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At March 31, 2015, we had $95.4 million in cash and cash equivalents and $54.2 million in investments. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in money market funds and certificates of deposit. The investments are managed by third party financial institutions and consist of U.S. agency, non-US government securities, corporate debt securities and commercial paper. To date, we have experienced no realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our major stockholders own approximately 37.8% and directors and executive officers own approximately 1.2% of our outstanding common stock as of March 31, 2015, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of March 31, 2015, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 37.8% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 1.2% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

As of March 31, 2015, we had total consolidated long-term liabilities of approximately $221.4 million, including the liability component of the 3.75% Convertible Notes in the amount of $92.4 million, the 3.50% Convertible Notes in the amount of $44.7 million and the 3.50% Series A Convertible Notes of $63.9 million.

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

Item 2.                                             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                             Defaults Upon Senior Securities

None.

Item 4.                                             Mine Safety Disclosures

Not applicable.

Item 5.                                             Other Information

None.

Item 6.                                             Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Bylaws of the Company dated March 19, 2015	8-K	001-33301	3.1	March 23, 2015
10.1	Renewal Executive Employment Agreement by and between Registrant and Joshua H. Levine, dated January 1, 2015	—	—	—	—	X
10.2	Renewal Executive Employment Agreement by and between Registrant and Gregory Lichtwardt, dated January 1, 2015	—	—	—	—	X
10.3	Renewal Executive Employment Agreement by and between Registrant and Kelly Londy, dated January 1, 2015	—	—	—	—	X
10.4	Renewal Executive Employment Agreement by and between Registrant and Alaleh Nouri, dated January 1, 2015	—	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	—	—	—	—
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: May 6, 2014