Form 10-K
period 2015-06-30
ACCURAY INC
filed 2015-08-28
CIK 1138723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

         Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter was: $331,958,287. Shares of the registrant's common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 17, 2015, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 79,745,361.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2015 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2015

FORM 10-K

ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding future revenues and expenses, marketing efforts, reimbursement rates, regulatory requirements, future orders, radiation therapy market, our strategy, our products, intellectual property rights, and our earnings or other financial results, and other statements using words such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "intends," "may," "plans," "projects," "should," "will" and "would," and words of similar import and the negatives thereof. Accuray Incorporated ("we," "our," or the "Company") has based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. Factors that could cause our actual results to differ materially include those discussed under "Risk Factors" in Part I, Item 1A of this report. We undertake no obligation to update or revise any forward-looking statements to reflect any event or circumstance that arises after the date of this report.

 PART I

Item 1.    BUSINESS

The Company

        Accuray Incorporated is a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of radiation therapy care with the aim of helping patients live longer, better lives. Our innovative technologies, the CyberKnife® and TomoTherapy® Systems, are designed to deliver advanced treatments, including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, or IMRT, image guided radiation therapy, or IGRT, and adaptive radiation therapy. The CyberKnife Systems and the TomoTherapy Systems are highly complementary, enabling customers to deliver the most precise treatments while minimizing side effects and maximizing patient comfort and care. Each of these systems serves separate patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities.

        The CyberKnife Systems are fully robotic systems that deliver stereotactic radiosurgery, or SRS, and stereotactic body radiation therapy, or SBRT, and are used to treat multiple types of cancer and tumors throughout the body. The CyberKnife Systems automatically track, detect and correct for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation with sub-millimeter accuracy while patients breathe normally, without manual user intervention. Treatment with the CyberKnife Systems requires no anesthesia, and can be performed in one to five staged treatment sessions on an outpatient basis. In addition, the CyberKnife Systems are designed to minimize many of the risks and complications associated with other treatment options. The CyberKnife Systems are the only robotic radiosurgery systems available today which deliver such high precision treatments for intra- and extra-cranial disease sites throughout the body, including prostate, lung, brain, spine, liver, pancreas and kidney. The latest generation CyberKnife M6 Series System is available with the new InCiseTM multi-leaf collimator, or InCise MLC, the world's first MLC to be available on a robotic platform. With the addition of the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife systems, while significantly reducing treatment times, for a wider range of tumor types, including larger and different kinds of tumors than were previously treated. Additional options include the fixed collimator, and the iris collimator, giving clinicians a range of collimation forms to choose from to meet the needs of their patients.

        The TomoTherapy Systems represent the only radiation therapy platform specifically designed for image-guided intensity-modulated radiation therapy, or IG-IMRT. Based on a ring gantry, CT scanner platform, the TomoTherapy System provides continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified direct beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver dose distributions which precisely conform to the shape of the patient's tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for patients. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung and head and neck cancers, in addition to complex treatments such as total marrow irradiation, while minimizing side effects, and enable efficient daily imaging to ensure the accuracy of the patient position before each treatment delivery. The latest generation TomoTherapy System is the Tomo H TM Series that includes the following options: TomoHelicalTM, TomoDirectTM, High Performance VoLo TM Planning and TomoEdge dynamic jaws. The system configuration depends on the options chosen by the customer.

        We also factory refurbish and sell multiple generations of CyberKnife and TomoTherapy Systems.

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

        Cancers can be broadly divided into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood- borne cancers, such as leukemia. The American Cancer Society (ACS) estimates that solid tumor cancers will account for approximately 1.5 million, or approximately 91% of new cancer cases diagnosed annually, and will account for approximately 0.5 million cancer related deaths in the United States in 2015.

        Traditional methods for the treatment of solid tumor cancers include chemotherapy, surgery and radiation therapy. Currently, the most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high-energy radiation generated by medical equipment external to the patient. Linear accelerators, commonly referred to as linacs, have been widely used for radiation therapy for over 30 years. Linacs represent the largest product segment within the global radiation therapy equipment market which was estimated to have a market size of approximately $3.5 billion in 2014, according to the November 2013 Radiation Therapy Equipment Report by Global Industry Analysts, Inc. increasing preference for non-surgical options is another major factor promoting radiotherapy. Approximately 60% of cancer patients worldwide will undergo some form of radiation therapy during the course of their treatment. While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linacs to adequately treat their domestic cancer patient populations. We believe increasing demand for advanced medical treatments in many international markets and growth in cancer incidences worldwide will continue to drive demand for advanced linacs in the coming years.

        Emerging markets are especially underequipped with external beam radiation therapy systems. According to publication in the International Journal of Radiation Oncology Biology and Physics in 2014, radiation therapy is required in more than half of the newly diagnosed cancer patients and of those cured, 40% are by radiotherapy alone or in combination with other modalities. It is estimated that by 2020, the low and middle income countries will need over 9,000 radiation therapy systems. China alone is estimated to have a shortfall of over 3,800 systems because of increasing cancer incidence and an aging population that is estimated to more than double by 2040.

Radiation Therapy

        Radiation therapy is used to treat a wide range of cancer and tumor types by using high-energy radiation to destroy cancer cells and shrink or control the growth of tumors. Radiation therapy works by exposing clusters of cancer cells, or tumors, to a dose of high-energy radiation sufficient to cause cell death and prevent cells from multiplying. During external beam radiation therapy, the clinician's goal is to target radiation delivery to the tumor as precisely as possible in order to maximize the radiation dose delivered to cancerous tissue and minimize the exposure of healthy tissue. Recent advances in radiation therapy technologies have allowed clinicians to further improve the ability to target the radiation dose more precisely at cancer cells while minimizing the exposure of healthy tissue. These advances include the following:

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

  Radiosurgery and Stereotactic Body Radiation Therapy.    Radiosurgery is a form of radiation therapy that uses precisely targeted radiation to destroy tumors. Radiosurgery is non-invasive; there is no cutting involved. It is commonly used by neurosurgeons to treat conditions within the brain and spine. Stereotactic body radiation therapy is a treatment that uses precisely targeted radiation, like radiosurgery, to destroy tumors located outside the brain and spine. Radiosurgery and stereotactic body radiation therapy typically involve the delivery of a single high dose radiation treatment or a few fractionated radiation treatments (usually up to five) to ablate (destroy) all tissue within the tumor. The ability to deliver high doses of radiation in a single or a few fractions is called hypofractionation, and can only be undertaken with systems that are able to target the tumor with extreme precision and avoid delivering dose to surrounding healthy tissue. To achieve the accuracy and precision required for both radiosurgery and SBRT, image guidance during treatment, the ability to adjust the aim of the beam in real-time and a wide range of beam angles are critical for treatment.

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

  Hypofractionation.    Hypofractionation involves the delivery of higher doses of radiation in fewer fractions than are used in conventional radiation therapy. Higher doses of radiation have been shown to provide greater local control of the tumor. The advent of innovative technological features in radiation therapy treatment planning and delivery has enabled clinicians to maximize the radiation dose administered to tumors in the patient, improving local tumor control and, in some cases, improving patient survival rates. Additional benefits of hypofractionation include minimal side effects, fewer treatments and greater scheduling convenience for the patient. Hypofractionation is generally used to treat tumors that are small and located in specific, sensitive regions of the body, such as the head and neck, spinal cord, lung and prostate, where the very high intensity radiation involved in dose escalation increases the need for a radiation delivery system that is capable of locating tumors and delivering radiation with high precision.

        Despite advances in radiation therapy techniques, most commercially available radiation therapy systems from other manufacturers still present significant limitations that restrict clinicians' ability to provide the most precise treatment possible. These limitations include:

  Limited versatility and precision.    The C-arm configuration of traditional radiation therapy systems has a limited range and speed of motion due to its size and mechanical structure. C-arm linac architecture is limited to delivering radiation in a single plane (coplanar) thus limiting its radiation delivery capability for complex and advanced cases. Additionally, most previously existing MLCs, which modulate or shape the radiation beams, have mechanical limitations that reduce their beam-shaping ability and the speed at which they operate. These design elements limit the motion and dynamic range of IMRT intensities capable of being delivered by traditional radiation therapy systems and often make it challenging to achieve the precision needed to maximize dose to the tumor while avoiding damage to healthy tissue and minimizing side effects. These limited treatment angles reduce the ability to deliver precisely targeted radiation that minimizes exposure to healthy tissue. Such imprecision may prevent clinicians from treating tumors near sensitive anatomic structures, such as the eye or the spinal cord, or from re-treating patients in an area of the body that was previously exposed to radiation and may be unable to tolerate additional exposure.

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

  Failure to integrate multiple functions.    The basic architecture for traditional radiation therapy systems pre-dates many recent advances that enable integrated imaging, treatment planning, dose verification or quality assurance capabilities necessary for more advanced treatment protocols. Some conventional systems subsequently have been adapted to include certain elements of this functionality by incorporating modular add-on devices to legacy linac designs. These separate modular components can provide imaging, treatment planning, quality assurance procedures or post-treatment analysis functionality. However, this add-on architectural approach can have safety, accuracy, and workflow implications because of the manual methods used for checking proper system operation.

Development of Radiosurgery

        Advanced radiation therapy systems designed to deliver radiosurgery or stereotactic body radiation therapy differ from traditional radiation therapy systems in that they are designed to deliver a very high cumulative dose of radiation, in a single or a small number of treatments precisely targeted at the tumor rather than at a region that consists of the tumor plus healthy tissue that surrounds the tumor area. The more accurate delivery of radiation allows higher doses to be delivered, increasing the probability of tumor cell death and better local control. In addition, radiosurgery can be administered to patients who have inoperable or surgically complex tumors, or who may prefer a clinically effective, non-surgical treatment option.

Our Strategy

        Our goal is to develop equipment and technology that enable physicians to deliver precise, customized, leading-edge treatment solutions that help cancer patients live longer, better lives. We endeavor to achieve this goal by expanding the clinical options for healthcare providers, helping them offer the best radiation treatment for each patient and by providing patients with treatment tailored to their specific needs. Our vision is a future where the fear, pain and suffering of cancer are a thing of the past. We believe our current technologies and our future innovation can help to achieve this. Some of the key elements of our strategy include the following:

        Increase physician adoption and patient awareness to drive utilization.    We are continually working to increase adoption and awareness of our systems and demonstrate their advantages over more traditional treatment methods. We hold and sponsor symposia and educational meetings and support clinical studies in an effort to demonstrate the clinical benefits of our systems. We regularly meet with clinicians to educate them on the expanded versatility that our systems offer in comparison to more traditional radiation therapy products or surgery. To support awareness of all of our product offerings, we assist our customers to increase patient awareness in their communities by providing them the tools for them to develop marketing and educational campaigns.

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

        Continue to innovate through clinical development and collaboration.    The clinical success of our products is largely the result of the collaborative partnerships we have developed over the last decade with clinicians, researchers and patients. We proactively seek out and rely on constructive feedback from system users to learn what is needed to enhance the technology. As a result of this collaborative process, we continually refine and upgrade our systems, thereby improving our competitive position in the radiation therapy and radiosurgery markets. Upgrades to our systems are designed to address customer needs in the areas of improving the ease of use and accuracy of treatment, decreasing treatment times, and improving utilization for specific types of tumors.

        Expand sales in international markets.    We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. We currently have regional offices in Morges, Switzerland, Hong Kong, China, Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. Combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region and Latin America, our sales and distribution channels cover more than 92 countries. However, many of these countries are not highly developed at this time and therefore sales opportunities may be limited. We intend to increase our international revenue by focused additions of direct sales and marketing personnel in targeted areas to further penetrate our most promising international markets, and additional distributors where opportune.

        Strategic partnerships and joint ventures.    We intend to pursue strategic partnerships and joint ventures we believe will allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with our customers. For example, in fiscal 2011, we completed the acquisition of TomoTherapy Inc., a creator of advanced radiation therapy solutions for cancer care. In July 2012, we completed the acquisition of Morphormics, Inc., a privately-held company based in North Carolina, which is a developer of medical imaging software systems, and in April 2015 we signed an agreement with MIM Software Inc. to further develop adaptive therapy software for TomoTherapy and CyberKnife Systems.

Our Products

        Our suite of products includes the CyberKnife® Systems and the TomoTherapy® Systems.

The CyberKnife Systems

        Our principal radiosurgery products are the CyberKnife Systems, a robotic full-body radiosurgery system designed to treat tumors anywhere in the body non-invasively, which include the CyberKnife M6 Series with configuration options of fixed collimators plus iris variable aperture collimator (FI), fixed collimators plus the InCise MLC (FM) and fixed collimators plus iris variable aperture collimator plus the InCise MLC (FIM).

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

        Our configurations of CyberKnife Systems include the following:

        The CyberKnife M6 Series with configurations of FI, FM and FIM.    The M6 Series is FDA approved to be used with any of the following options: an iris collimator (I) or a multi-leaf collimator (M). With the InCise MLC, larger tumors previously thought untreatable with radiosurgery and SBRT are able to be treated efficiently and with unrivaled accuracy and tissue sparing. The InCise MLC and IMRT planning tools enable expansion of indications that can be treated with a CyberKnife to include many IMRT indications. The CyberKnife M6™ Series includes disease-specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, treatment speed improvements, more options to configure the treatment room, expanded number of nodes leading to more coverage and sparing of healthy tissue.

        CyberKnife VSI System.    The CyberKnife VSI System comes with fixed collimators or an optional Iris collimator. The VSI System uses an intuitive planning process to enable clinicians to adapt treatment delivery to the distinct characteristics of each patient with continual image guidance.

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

        Treatment of tumors throughout the body.    The CyberKnife Systems have been cleared by the FDA to provide treatment planning and image-guided radiosurgery treatment for tumors anywhere in the body where radiation treatment is indicated. By comparison, traditional frame-based radiosurgery systems are generally limited to treating brain tumors and use cobalt 60 radioactive material, which decays over time and is difficult to replace. The CyberKnife Systems are being used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the lung, liver, prostate, kidney and pancreas in addition to tumors in the brain, with the same sub-millimeter accuracy in every disease site.

        Real-time tracking of tumor movement.    The CyberKnife Systems are designed to enable the treatment of tumors that change position because of respiration, tumor or patient movement during treatment. The CyberKnife Systems offer the following features which enhance image guided robotic radiation surgery: Synchrony® Respiratory Tracking System, Xsight® Lung Tracking System, Xsight® Spine Tracking System, InTempo™ Adaptive Imaging System and Lung Optimized Treatment (optional).

        Significant patient benefits.    The CyberKnife Systems maximize patient comfort. Patients may be treated with the CyberKnife Systems on an outpatient basis without anesthesia and without the risks and complications inherent in traditional surgery. Patients do not require substantial pre-treatment preparation, and typically there is little to no recovery time or hospital stay associated with CyberKnife Systems' treatments. In addition, the CyberKnife Systems eliminate the need for an invasive rigid frame to be screwed into the patient's skull or affixed to other parts of the body, or for artificial breath holding or gating instruments.

        Additional revenue generation through increased patient volumes.    We believe clinical use of the CyberKnife Systems allows our customers to effectively treat patients where extreme precision and ability to account for motion are important, and patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery.

        Upgradeable modular design.    The CyberKnife Systems have a modular design, which facilitates the implementation of upgrades that often do not require our customers to purchase an entirely new system to gain the benefits of new features. We continue to work to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access. The main components and options of the CyberKnife Systems include: the compact X-band linear accelerator; robotic manipulator, the real-time image-guidance system with continuous target tracking and correction; X-ray sources; image detectors. Key features of these components include:

  Robotic manipulator arm.    The robotic manipulator arm, with six-degrees-of-freedom range of movement, is designed to move around the patient to position the linac and direct the radiation with an extremely high level of precision and repeatability. The manipulator arm provides what we believe to be a unique method of positioning the linac to deliver doses of radiation from nearly any direction and position, without the limitations inherent in gantry-based systems, creating a non-isocentric composite dose pattern with a high level of conformance to the shape of each treated tumor. This flexibility enhances the ability to diversify beam trajectories and beam entrance and exit points, helping to minimize risks of radiation damage to healthy cells near the tumor. Furthermore, the rapid response time of the manipulator arm allows tracking of tumors that move with respiration.

  Real-time image-guidance system with continuous target tracking and correction.    Without the need for clinician intervention or treatment interruption, the CyberKnife Systems' real-time image-guided robotics are designed to enable continuous monitoring and correction for patient and tumor movements throughout each treatment as it is being delivered.

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

        In addition to the main components listed above, we also offer the following components and options: Synchrony Respiratory Tracking System; Xsight Spine Tracking System; Xsight Lung Tracking System; Lung Optimized Treatment; RoboCouch® Patient Positioning System; Xchange Robotic Collimator Changer; Iris Variable Aperture Collimator; 4D Treatment Optimization and Planning System; InTempo Adaptive Imaging System; MultiPlan® Treatment Planning System; MultiPlan MD Suite; CyberKnife Data Management System; MultiPlan Quick Review; Radiosurgery DICOM Interface; Monte Carlo Dose Calculation; Sequential Optimization Treatment Planning; Robotic IMRTTM; AutoSegmentation; QuickPlan; PlanTouchTM; and the InCise MLC. Key features of these components are as follow:

        Synchrony Respiratory Tracking System.    The CyberKnife Systems' proprietary motion tracking system, the Synchrony Respiratory Tracking System, is the first and only technology to continuously synchronize beam delivery to the motion of the tumor in real time, enabling the delivery of highly conformal radiation beams while reducing healthy tissue exposure. It is used to continuously track tumors that move with respiration as beams are synchronized in real-time to tumor position while adapting to changes in breathing patterns. The Synchrony system provides what we believe is unsurpassed clinical accuracy of approximately 1.5 millimeters for tumors that move with respiration without the need for implanted fiducials. It makes it possible and practical for clinicians to deliver radiation dose with sub-millimeter precision, even for tumors that move with respiration.

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

        MultiPlan Treatment Planning System.    The MultiPlan System enables physicians to generate high quality treatment plans for the CyberKnife Systems, through a comprehensive set of planning tools for image fusion, contouring, dose calculation and treatment plan review that can be remotely accessed by a secure connection from outside the clinic. The MultiPlan system uses input images from multiple modalities, including computed tomography, or CT, magnetic resonance imaging, or MRI, positron emission tomography, or PET, and 3D angiography.

        CyberKnife Data Management System.    The results of a patient's treatment delivery, such as dose delivered from each beam, each path and each fraction, and details about the images acquired and corrections applied are recorded and stored in the data management system and are recorded and stored in the data management system.

        Radiosurgery DICOM Interface.    Data management systems, such as the CyberKnife Data Management System, utilize industry-standard interface protocols, such as DICOM, to export patient information to the OIS. The Radiosurgery DICOM Interface integrates the CyberKnife Systems with oncology departments' Oncology Information System (OIS) electronic medical record to generate a comprehensive export of the radiosurgery treatment history.

        Monte Carlo Dose Calculation.    Our optional Monte Carlo Dose Calculation software uses Monte Carlo simulation algorithms in treatment planning and dose calculation. Our Monte Carlo dose calculation algorithm can perform the necessary treatment planning calculations in a significantly shorter time frame as compared to conventional Monte Carlo dose calculation methods, thereby accelerating the treatment planning process.

        QuickPlan.    Our QuickPlan® technology enables a complete treatment plan to be generated automatically, and the results presented to the user for review.

        PlanTouch.    PlanTouch™ is the first commercially available, fully integrated software application in radiation oncology that allows physicians to remotely review and approve patients' radiation treatment plans on the iPad.

        InCise Multi-leaf Collimator.    The InCise MLC is designed specifically for the CyberKnife M6 Series. It delivers the same precise SRS and SBRT treatments clinicians expect from the CyberKnife Systems, while significantly reducing treatment times. With the InCise MLC, the CyberKnife M6 Series can be used to treat larger and irregular tumors more efficiently. The InCise MLC was commercially launched in the US in the third fiscal quarter of 2015 and is currently available in certain approved markets outside of the US.

The TomoTherapy Systems

        The TomoTherapy Systems include the new TomoTherapy H Series with configuration options of TomoH, TomoHD™ and TomoHDA™. The TomoTherapy Systems consist of fully integrated and versatile radiation therapy systems used by healthcare professionals in the treatment of a wide range of cancer types. We believe the TomoTherapy Systems offer clinicians and patients the following benefits:

        Versatile treatment capabilities.    The TomoTherapy Systems' ring gantry platform enables precise and efficient treatments with a high degree of dose conformity. The high-speed binary multi-leaf collimator, or MLC, is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam to either block or allow the passage of radiation, effectively shaping the beam as it is emitted. The combination of the ring gantry and the high-speed MLC (which we refer to as TomoHelical) allow treatment to be delivered continuously in a 360-degree helical pattern around the patient's body. Additionally, the TomoDirectTM feature provides the TomoTherapy Systems added versatility to provide high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. All TomoTherapy Systems enable an operator to provide non-isocentric three-dimensional conformal image-guided IMRT or stereotactic treatments within a typical cylindrical volume of 80 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows large areas of the body to be treated in a single session and the treatment of widely distant tumors. The TomoTherapy Systems' versatility, efficiency and precision offer clinicians an extensive range of effective treatment possibilities.

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

        Integrated treatment system for precise radiation delivery.    We believe the integration of our CT imaging technology, treatment planning and helical delivery mode of radiation beams enables highly accurate and precise radiation delivery. Our adaptive software allows clinicians to establish at the time of treatment the contours of a tumor and any sensitive structures at risk. The TomoTherapy Systems use a highly efficient dose optimization algorithm to ensure the radiation beam conforms to the patient's tumor and minimizes exposure to sensitive healthy tissue structures, providing a highly-targeted dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues while reducing damage to nearby healthy tissues and minimizing side effects.

        Efficient clinical workflow for Image Guided Radiation Therapy, or IGRT, and adaptive radiation therapy.    The TomoTherapy Systems integrate into a single system all of the key elements for radiation therapy, including treatment planning, CT image-guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add-ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients. Conversely, the integrated CT imaging and treatment features of the TomoTherapy Systems allow clinicians to scan, plan and treat cancer patients efficiently. Daily images can be easily accessed remotely, via our TomoPortal™ web-enabled interface, to verify patient positioning and collaboratively define patient treatment strategies. Taking advantage of this integration capability, our StatRT™ software allows the full radiation therapy process—CT scanning, treatment planning and treatment delivery—to be completed rapidly.

        Low barriers to installation and implementation.    All external beam radiation systems must be housed in rooms which have special radiation shielding to capture any radiation not absorbed by the patient. The TomoTherapy Systems' size and self-contained design allow customers to retrofit them into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are often required to install many other radiation therapy systems. With both imaging and radiation delivery capabilities in its ring gantry, the TomoTherapy Systems require less space than other linac systems, which use large moving arms to position the linac or incorporate adjacent imaging equipment used for treatment planning. In addition, because the TomoTherapy Systems have an integrated radiation beam stop, which captures radiation that passes through the patient, they require less radiation shielding in treatment room walls as compared to the shielding required by a traditional system. We also preassemble, test and commission each TomoTherapy Systems at our manufacturing facility, and ship the system almost fully assembled. This assembly process typically allows radiation "beam on" within four days after delivery and first patient treatments to begin within 30 to 45 days after delivery.

        Platform for further technological advancements in adaptive radiation therapy.    We believe the TomoTherapy Systems are uniquely positioned to enable truly adaptive radiation therapy because of their unique ability to provide daily, quantitative images, high speed delivery of radiation from fixed beam angles or helically from 360 degrees around the body and real-time verification of the dose received by the patient. We believe the combination of these design features and our integrated treatment planning and optimization software will allow us to continue to enhance the TomoTherapy Systems' adaptive capabilities to enable clinicians to routinely and easily adjust a patient's treatment as needed, thereby remaining true to the intent of the original treatment plan.

        In addition to the functionality listed above, the TomoTherapy Systems may be enhanced with the following product options: TomoDirect Treatment Mode; Planned Adaptive; OIS Connect™; TomoTherapy Remote Software Solutions (Remote Planning and TomoPortal); TomoQuality Assurance (TQATM) Package; VoLO Technology; TomoEdge Dynamic Jaws. Key features of these options are as follow:

  TomoDirect Treatment Mode.    The TomoDirect mode is a discrete angle, non-rotational delivery mode for the TomoTherapy Systems that allows the user to create a treatment plan that defines up to twelve target-specific gantry angles. Treatment planning is completed rapidly by all beams for each target being delivered sequentially with the couch passing through the bore of the system at an appropriate speed for each gantry angle. The TomoDirect mode enables users to plan and treat routine cases with greater efficiency, while achieving the quality of TomoTherapy's unique beamlet-based delivery.

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

Sales and Marketing

        In the United States, while we primarily market to customers directly through our sales organization, we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through distributors. We have sales and service offices in many countries in Europe, Japan and other countries in Asia, Latin America, and throughout the world.

        In direct sales markets, we employ a combination of territory sales managers, training specialists and marketing managers. Territory sales managers and product specialists are responsible for selling the systems to hospitals and stand-alone treatment facilities. Our marketing managers help market our current products and work with our engineering group to identify and develop upgrades and enhancements for our suite of products. Our training specialists train radiation oncologists, surgeons, physicists, dosimetrists and radiation therapists.

        We market our products to radiation oncologists, neurosurgeons, general surgeons, oncology specialists and other referring physicians in hospitals and stand-alone treatment facilities. We intend to continue to increase our focus on marketing and education efforts to surgical specialists and oncologists responsible for treating tumors throughout the body. Our marketing activities also include efforts to inform and educate cancer patients about the benefits of the CyberKnife and TomoTherapy Systems.

        Under our standard distribution agreement, we generally appoint a distributor for a specific country. We typically also retain the right to distribute the CyberKnife and TomoTherapy Systems in such territories, though we remain bound by certain agreements entered into by TomoTherapy prior to our acquisition that did not retain such rights in certain jurisdictions. In most territories, our distributors generally provide the full range of service and sales capabilities, although we may provide installation and service support for certain distributors.

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

        Currently, we manufacture our CyberKnife and TomoTherapy Systems in Madison, Wisconsin. At the end of the second fiscal quarter of 2015, we completed the transition of the production of our CyberKnife Systems from our Sunnyvale, California facility to our facility in Madison, Wisconsin, except for certain linear accelerator production which remains at our Sunnyvale, California facility. We manufacture the linac for our TomoTherapy Systems at our Chengdu, China facility. Our facilities employ state-of-the-art manufacturing techniques and equipment. The components manufactured at this facility are produced under an International Standard Organization, or ISO, 9001:2008 certified quality management systems. The completed medical devices designed, manufactured, installed, serviced and distributed at our Sunnyvale, Madison and Morges facilities under quality management systems which are compliant to the internationally recognized quality system standard for medical devices ISO, 13485:2003, and the Quality System regulations enforced by the FDA. We believe our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

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

        As of June 30, 2015, we held exclusive field of use licenses or ownership of approximately 333 U.S. and foreign patents, and approximately 83 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy Systems, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

        As of June 30, 2015, we had 190 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2015, 2014 and 2013 were $55.8 million, $53.7 million and $66.2 million, respectively. We anticipate research and development expenses for fiscal 2016 to be comparable to fiscal 2015.

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

        New product sales in this competitive market are primarily dominated by two companies: Elekta AB and Varian Medical Systems, Inc., or Varian. Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image-guidance systems to perform both radiosurgical and radiotherapy procedures. Other companies that compete with Accuray include Mitsubishi Heavy Industries, BrainLAB AG, and ViewRay Inc.

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

Coding

        The codes that are used to report radiosurgery treatment delivery in 2015 for the hospital outpatient department are Current Procedural Terminology (CPT) codes 77372 and 77373 for single fraction intracranial radiosurgery and single fraction extracranial/multi- session radiosurgery/stereotactic body radiation therapy. For single session cranial SRS, CMS proposes to retain in 2016 the Comprehensive APC (C-APC) it implemented in 2015 for several services delivered on the day of treatment, but will also allow for billing of some ancillary services that will be tracked for two years. For freestanding centers, Centers for Medicare and Medicaid Services (CMS) has retained the robotic radiosurgery Healthcare Common Procedural Codes (HCPCs) G codes that are currently regionally priced by Medicare Contractors and has not proposed prepacing them with the CPT codes 77372 and 77373, currently in use in the hospital outpatient setting. The nonrobotic SRS/SBRT codes 77372 and 77373 have also been maintained as payable codes in the freestanding site of service.

        In 2015, in the hospital outpatient department, the code historically used to bill for IMRT delivery, 77418, was replaced by two codes to designate simple and complex IMRT; CPT code 77385 for prostate, breast and physical compensator IMRT and 77386 for all other treatments. Prior to 2015, 3D Conformal treatment had typically been billed under multiple CPT codes; 77413 were used by hospitals to bill for TomoTherapy treatment. In 2015, the 3D conformal codes were replaced by codes to designate simple, intermediate and complex 3D-CRT. TomoTherapy is now reported under the complex 3D-CRT code 77413. These codes have been proposed for freestanding centers in 2016 where additional changes are proposed for other ancillary codes, including image guidance codes. We expect all valid delivery codes should be recognized by commercial payers. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

Payment

        The majority of procedures using the CyberKnife and TomoTherapy Systems are performed in the hospital outpatient department. Medicare payment for CyberKnife and TomoTherapy procedures delivered in the hospital outpatient setting is developed by CMS, which calculates rates based on costs submitted by hospitals to perform outpatient procedures. Every year, CMS reviews hospital cost data for outpatient procedures, including radiosurgery and radiotherapy, makes adjustments to rates for the following year, and publishes national unadjusted averages for all procedures eligible for payment in this site of service. In 2016 (and 2017) CMS proposes to track, and pay separately, certain ancillary in addition to the comprehensive APC for single session radiosurgery. After two years we expect CMS will likely repackage all services in the C-APC. The changes proposed for 2016, if implemented, would result in an approximate 9% reduction in total technical services for single fraction intracranial SRS over 2015. For single fraction extracranial/multi session SRS/SBRT delivery code (77373), CMS proposes to reduce payment by 11% in 2016, however, changes in ancillary codes results in no significant changes in total payment to hospitals.

        Payment for treatment with CyberKnife and TomoTherapy Systems are also available in the freestanding center settings. In 2015 and proposed for 2016, the primary treatment delivery codes for robotic radiosurgery are carrier priced under Medicare and range from low payment to payment at parity with hospital outpatient departments to slightly above outpatient rates. TomoTherapy procedures are set by CMS and the American Medical Association nationally, with adjustments to account for geographic market variations. Coding changes proposed for simple and complex IMRT in 2016, if implemented, would result in significant changes in payment, with simple IMRT treatment delivery proposed to decrease 30%. Complex IMRT delivery is proposed to be reduced less significantly at 5%. Coding changes proposed for 3D-CRT would result in a slight increase in payment for treatment delivery of 6% over 2015. Additionally CMS has proposed to bundle the technical component for IMRT image guidance, though the professional component may still be separately paid. The total (technical and professional) is proposed to still be paid for 3D-CRT. Total technical and professional payment for image guidance delivered with 3D-CRT is proposed to increase significantly in 2016 (80%), however, CMS notes conflicting recommendations from the CPT panel and RUC on how to use and value this code. Therefore, the final policy for 2016 may change, which will have an impact on the total payment for 3D-CRT cases. Non robotic SRS/SBRT payment is proposed to increase in 2016 by 8%, primarily due to changes in practice and malpractice expense inputs. CMS has made other proposals including utilization assumptions for linear accelerators (from 50% in 2015 to 60% in 2016 and 70% in 2017) that we expect may have a negative impact on radiation therapy payment in the future.

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

Foreign Reimbursement

        Internationally, reimbursement and healthcare payment systems vary from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side- by-side. In general, the process of obtaining coverage approvals has been slower outside of the United States. Our ability to achieve adoption of our treatment systems, and significant sales volume in international markets, will depend in part on the availability of reimbursement for procedures performed using our products.

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

        In July 1999, we received 510(k) clearance for the CyberKnife System for use in the head and neck regions of the body. In August 2001, we received 510(k) clearance for the CyberKnife System to provide treatment planning and image guided stereotactic radiosurgery and precision radiotherapy for lesions, tumors and conditions anywhere in the body where radiation treatment is indicated. In April

2002, we received 510(k) clearance for the Synchrony Motion Tracking System as an option to the CyberKnife System, intended to enable dynamic image guided stereotactic radiosurgery and precision radiotherapy of lesions, tumors and conditions that move under influence of respiration. In October 2012, we received 510(k) clearance for the InCise MLC with clearance from the FDA on July 1, 2015.

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

        We have modified aspects of our CyberKnife and TomoTherapy families of products since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA approval, the FDA may require us to seek 510(k) clearance or PMA approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. During our fiscal year ended June 30, 2014, we submitted one 510(k) clearance notification for modifications made to the operation of the CyberKnife System and one 510(k) clearance notification for the TomoTherapy System. The CyberKnife submission was cleared on October 26, 2012 and the TomoTherapy submission was cleared on August 29, 2012.

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

        The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Our Sunnyvale facility, where we manufacture the CyberKnife Systems, was most recently inspected by the FDA in June 2015. The June 2015 inspection resulted in no observations. In addition, our Madison facility, where we manufacture the finished TomoTherapy and CyberKnife Systems, was most recently inspected by the FDA in July 2012. The July 2012 inspection resulted in no observations. We believe we are in substantial compliance with the QSR. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

        The OIG has identified the following arrangements with purchasers and their agents as ones raising potential risk of violation of the federal Anti- Kickback Statute:

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

        We have a variety of financial relationships with physicians who are in a position to generate business for us. For example, physicians who own our stock also provide medical advisory and other consulting or collaboration services. Similarly, we have a variety of different types of arrangements with our customers. In the case of our former placement program, certain services and upgrades were provided without additional charge based on procedure volume. In the past, we have also provided loans to our customers. We also provide research or educational grants to customers to support customer studies related to, among other things, our CyberKnife and Tomotherapy Systems.

        If our past or present operations are found to be in violation of the federal Anti-Kickback Statute or similar government regulations to which we or our customers are subject, we or our officers may be subject to the applicable penalty associated with the violation, including significant civil and criminal penalties, damages, fines, imprisonment, and exclusion from the Medicare and Medicaid programs. The impact of any such violation may lead to curtailment or restructuring of our operations. Any penalties, damages, fines, or curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that some of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation. If an enforcement action were to occur, our reputation and our business and financial condition could be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with which we do business are found to be non- compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

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

        The primary regulatory environment in Europe is that of the European Union and the three additional member states of the European Economic Area, or EEA, which have adopted similar laws and regulations with respect to medical devices. The European Union has adopted numerous directives and the European Committee for Standardization has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of the relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, may be commercially distributed throughout the member states of the European Economic Area.

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

        We are also currently subject to regulations in Japan. Under the Pharmaceutical Affairs Law in Japan, a pre-market approval necessary to sell, market and import a product, or Shonin, must be obtained from the Ministry of Health, Labor and Welfare, or MHLW, for our products. A Japanese distributor received the first government approval to market the CyberKnife System from MHLW in November 1996. In December 2003, we received approval from the MHLW to market the CyberKnife System in Japan for clinical applications in the head and neck, and a new distributor, Chiyoda Technology Corporation, was appointed to distribute the CyberKnife System. In June 2008, we received approval from the MHLW to market the CyberKnife System for treatments throughout the body where radiation treatment is indicated. On June 30, 2009, our subsidiary, Accuray Japan KK, became the

Marketing Authorization Holder in Japan, which allowed the Company to directly sell our products in Japan. In August 2010, we received Shonin approval from MHLW to market the CyberKnife G4 System to treat tumors non-invasively anywhere in the body, inclusive of head and neck. Hi- Art Co. Ltd., the original distributor for TomoTherapy in Japan, received the Shonin approval from the MHLW to market the TomoTherapy System for use as an integrated system for the planning and delivery of IMR for the treatment of cancer in January 2006. The Shonin was transferred to another distributor, Hitachi Medical Corporation in January 2009. During September 2011, Hitachi Medical Corporation received a Shonin approval for the marketing of the TomoHD model. In July 2012, we took over the Shonins and the service operations of the TomoTherapy Systems in Japan from Hitachi Medical Corporation. In March 2014, we received Shonin approval from MHLW for CyberKnife M6 Series as well as the InCise MLC.

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

Backlog

        For a discussion of the Company's fiscal 2015 backlog, please refer to the section entitled "Backlog," in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees

        As of June 30, 2015, we had 1,010 employees worldwide. None of the employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

Geographic Information

        For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements, which is incorporated herein by reference.

Available Information

        Our main corporate website address is www.accuray.com. We make available on this web site, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements, and any amendments to those reports, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission, the SEC. All SEC filings are also available at the SEC's website at www.sec.gov. In addition, the Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Disclosure Committee of our Board of Directors are also available on the investor relations page of our website. The contents of our web site are not intended to be incorporated by reference into this report or in any other report or document we file or furnish, and any references to our web site are intended to be textual references only.

        We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Form 10-K, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition and future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the "forward-looking" statements described elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in "forward- looking" statements.

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

        As of June 30, 2015, we had an accumulated deficit of $395.3 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

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

Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and services, which we may not be able to achieve.

        A number of factors may adversely impact our gross margins on product sales and services, including:

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

Our operating results, including our orders, revenues and margins fluctuate and may be unpredictable, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.

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

        Once orders are received and booked into backlog, factors that may affect whether these orders become revenue (or are cancelled or deemed aged-out and reflected as a reduction in net orders) and the timing of revenue include:

  •
  delays in the customer obtaining funding or financing;

  •
  delays in construction at the customer site; or

  •
  delays in the customer obtaining receipt of regulatory approvals such as certificates of need.

        Our operating results may also be affected by a number of other factors which are outside of our control, including:

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

  •
  the timing of the announcement, introduction and delivery of new products or product upgrades by us and by our competitors;

  •
  timing and level of expenditures associated with expansion of sales and marketing activities such as trade shows and our overall operations; and

  •
  how fluctuations in our gross margins and the factors that contribute to such fluctuations, as described in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        The CyberKnife and TomoTherapy Systems are complex, and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our linac components are extremely complex devices and require significant expertise to manufacture, and we may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy Systems, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation-shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

        In October 2012, we introduced our new CyberKnife M6 Series Systems that have the option of fixed collimator, iris collimator, and/or multi-leaf collimator, or MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems experienced low manufacturing yields and initially delivered only a small number of units. Our initial life-cycle testing revealed that the units did not have the durability that we, and our customers, expect in our products. As a result of these durability concerns and the complexity of the MLC we conducted internal testing and evaluation of the MLC in the field, prior to commercially releasing the MLC to our customers. Despite the delay in the launch of the MLC upgrade, we continued to book orders and install the CyberKnife M6 Series Systems with fixed and iris collimators and now are in the process of fulfilling such orders as capacity permits. The occurrence of new manufacturing and supply issues related to the MLC for our CyberKnife System may adversely affect market acceptance of our CyberKnife M6 System and negatively impact our revenue and overall business.

        Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA's Quality System Regulation, or QSR for any products imported into, or sold within, the USA. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production process and controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe and Canada, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. Our Sunnyvale facility, where we manufacture the CyberKnife Systems, was most recently inspected by the FDA in June 2015. The June 2015 inspection resulted in no observations. In addition, our Madison facility, where we manufacture the finished TomoTherapy and CyberKnife Systems, was most recently inspected by the FDA in July 2012. The July 2012 inspection resulted in no observations.

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

        If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties who possess sufficient manufacturing facilities and capabilities in compliance with regulatory requirements. Even if we could outsource needed production or enter into licensing or other third-party arrangements, this could reduce our gross margin and expose us to the risks inherent in relying on others. We also cannot assure you that our suppliers will deliver an adequate supply of required components on a timely basis or that they will adequately comply with the QSR. Failure to obtain these components on a timely basis would disrupt our manufacturing processes and increase our costs, which would harm our operating results.

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

        Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. In addition, we have moved some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection. In a cloud computing environment, we could be subject to outages and security breaches by the third-party service provider. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results.

        Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized person or to the public. There can be no assurance that any efforts we make to prevent against such privacy breaches will prevent breakdowns or breaches in our systems that could adversely affect our business. Moreover, we manufacture and sell products that allow our customers to store confidential information about their patients. We do not have measures to secure our customers' equipment or any information stored in our customers' systems or at their locations, which is the responsibility of our customers. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, sensitive information stored by us or our customers could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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

        Our customers rely significantly on reimbursement from public and private third-party payors for CyberKnife and TomoTherapy systems procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for procedures that are performed with our products. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.

        On October 31, 2014, the Centers for Medicare and Medicaid Services (CMS) issued the final rule for 2015 Medicare payment rates for hospital outpatient services, physicians, and services performed in the freestanding center setting. The final rule included certain proposals that impact reimbursement rates for radiation therapy services, such as changes to previous coding structures for IMRT and 3D conformal delivery and development of a comprehensive ambulatory payment classification for single fraction cranial radiosurgery. While these coding changes were implemented in 2015 they have resulted in no significant differences in reimbursement for services delivered with our products. CMS reviews reimbursement rates annually and may implement significant changes in future years, which could discourage existing and potential customers from purchasing or using our products.

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

        Customer service is a critical element of our sales strategy. Third-party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. If any of our logistics providers terminates its relationship with us, suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify alternative logistics providers for our spare parts, shipments of spare parts to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.

Third-parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our product.

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

        Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. For example, we may be unsuccessful in defending our patents and other proprietary rights against third-party challenges. As key patents expire, our ability to prevent competitors from copying our technology may be limited.

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

        Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 54% in 2015, 58% in 2014 and 55% in 2013. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

  •
  risks relating to foreign currency, including fluctuations in foreign currency exchange rates possibly causing fewer sales due to the strengthening of the U.S. Dollar; and

  •
  contractual provisions governed by foreign laws and various trade restrictions, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations.

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

        We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2015, customer contracts with extended payment terms of more than one year amounted to less than 5% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

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

        As of June 30, 2015, we had approximately $329.6 million and $157.5 million in federal and state net operating loss carry forwards, respectively, which expire in varying amounts beginning in 2019 for federal and 2016 for state purposes. In addition, as of June 30, 2015, we had federal and state research and development tax credit carryforwards of approximately $16.3 million and $16.5 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits will begin to expire in 2016. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

Our results may be impacted by changes in foreign currency exchange rates.

        Currently, the majority of our international sales are denominated in U.S. Dollars. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. We believe the strengthening of the U.S. Dollar has caused a potential delay in orders and we may continue to see our sales decline due to the strengthening of the U.S. Dollar. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non-U.S. Dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

Changes in interpretation or application of generally accepted accounting principles may adversely affect our operating results.

        We prepare our financial statements to conform to United States Generally Accepted Accounting Principles. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period. For example, due to the significance of the software component in certain of our products, we are currently bound by the software revenue recognition rules for a portion of our business.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

        At June 30, 2015, we had $79.6 million in cash and cash equivalents and $64.3 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. To date, we have experienced no material realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

        If our past or present operations are found to be in violation of any of these "anti-kickback," "false claims," "self-referral" or other similar laws in foreign jurisdictions, we may be subject to the applicable penalty associated with the violation, which may include significant civil and criminal penalties, damages, fines, imprisonment and exclusion from healthcare programs. The impact of any such violations may lead to curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our financial results.

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

        Conflict Minerals.    The Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the SEC under such act require companies, including Accuray, to disclose the existence in their products of certain metals, including tantalum, tin, gold, tungsten and their derivatives, that originate from the Democratic Republic of the Congo and adjoining countries. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of components used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet this requirement, such customers may choose not to purchase our products, which could adversely impact sales of our products, and impact our results of operation. In addition, we have incurred and expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

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

Risks Related to Our Common Stock

Our major stockholders own approximately 43.3% and directors and executive officers own approximately 1.3% of our outstanding common stock as of June 30, 2015, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

        As of June 30, 2015, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 43% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 1% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

        As of June 30, 2015, we had total consolidated long-term liabilities of approximately $224.3 million, including the liability component of the 3.75% Convertible Notes in the amount of $93.7 million, the 3.50% Convertible Notes in the amount of $44.7 million and the 3.50% Series A Convertible Notes of $64.5 million.

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

        Provisions of our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire us, even if doing so would be beneficial in the opinion of our stockholders. These provisions include:

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

        Our wholly owned subsidiary, Accuray International Sarl, leases approximately 9,418 square feet of administrative space in Morges, Switzerland, which is leased to Accuray International until June 30, 2018.

        In addition, our wholly-owned subsidiary, Accuray Accelerator Technology Company Limited, leases approximately 26,000 square feet of space in a manufacturing facility in Chengdu, China until July 2017.

        We, directly or through our subsidiaries, also maintain offices in: Pittsburgh, Pennsylvania; Durham, North Carolina; Switzerland; France; China; Hong Kong; Japan; Spain; India; Russia; Germany; Belgium; Brazil; and the United Arab Emirates.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "ARAY." The high and low sale prices for each quarterly period during our fiscal years ended June 30, 2015 and 2014 are as follows:

	High	Low
Year ended June 30, 2015
First Quarter	$9.25	$7.24
Second Quarter	$7.64	$5.99
Third Quarter	$9.51	$6.53
Fourth Quarter	$10.01	$5.84
Year ended June 30, 2014
First Quarter	$7.45	$5.38
Second Quarter	$8.87	$6.46
Third Quarter	$10.85	$8.28
Fourth Quarter	$9.80	$7.65

        We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay cash dividends to common stockholders in the foreseeable future.

        As of August 17, 2015, there were 190 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

        During the year ended June 30, 2015, there were no sales of unregistered equity securities by the Company.

        In April 2014, the Company issued approximately $70.3 million aggregate principal amount of its 3.50% Series A Convertible Notes and paid approximately $0.4 million in cash to refinance approximately $70.3 million aggregate principal amount of its 3.50% Convertible Notes. None of the notes were registered. See the Company's Current Report on Form 8- K filed on April 25, 2014 for a description of the new notes issued.

        The Company does not have a stock repurchase program and has not made any share repurchase, excluding repurchases to satisfy minimum tax withholdings, during the year ended June 30, 2015.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2010 and June 30, 2015, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on June 30, 2010 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Accuray Incorporated, the NASDAQ Composite Index, and the S&P Health Care Index

*
$100 invested on 6/30/10 in stock or index, including reinvestment of dividends.

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

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations for the years ended June 30, 2015, 2014 and 2013, and the consolidated balance sheet data at June 30, 2015 and 2014 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2012 and 2011 and the consolidated balance sheet data at June 30, 2013, 2012 and 2011 is derived from our audited consolidated financial statements not included in this Form 10-K.

	Years Ended June 30,
	2015(1)	2014(1)	2013(1)(2)	2012(1)(2)	2011(1)(2)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$379,801	$369,419	$315,974	$409,223	$222,284
Cost of revenue	234,399	226,619	218,334	271,951	115,042

Gross profit	145,402	142,800	97,640	137,272	107,242
Operating expenses:
Research and development	55,752	53,724	66,197	81,287	41,301
Selling and marketing	62,440	61,885	54,372	54,547	37,181
General and administrative	46,379	45,335	57,726	57,672	56,589

Total operating expenses	164,571	160,944	178,295	193,506	135,071

Loss from operations	(19,169)	(18,144)	(80,655)	(56,234)	(27,829)
Other income (expense), net	(18,621)	(14,216)	(13,133)	(12,521)	2,288

Loss before provision for income taxes	(37,790)	(32,360)	(93,788)	(68,755)	(25,541)
Provision for income taxes	2,419	3,088	3,573	2,595	1,116

Loss from continuing operations	(40,209)	(35,448)	(97,361)	(71,350)	(26,657)

Loss from operations of a discontinued variable interest entity	—	—	(3,505)	(7,103)	(454)
Impairment of indefinite lived intangible asset of discontinued variable interest entity	—	—	(12,200)	—	—
Loss from deconsolidation of a variable interest entity	—	—	(3,442)	—	—

Loss from discontinued operations, net of tax of $0	—	—	(19,147)	(7,103)	(454)
Loss from discontinued operations attributable to non-controlling interest	—	—	(13,289)	(6,411)	(429)

Loss from discontinued operations attributable to stockholders	—	—	(5,858)	(692)	(25)

Loss attributable to stockholders	$(40,209)	$(35,448)	$(103,219)	$(72,042)	$(26,682)

Loss per share attributable to stockholders
Basic—continuing operations	$(0.51)	$(0.47)	$(1.33)	$(1.01)	$(0.44)
Diluted—continuing operations	$(0.51)	$(0.47)	$(1.33)	$(1.01)	$(0.44)
Basic—discontinued operations	$—	$—	$(0.08)	$(0.01)	$(0.00)
Diluted—discontinued operations	$—	$—	$(0.08)	$(0.01)	$(0.00)
Basic—net loss	$(0.51)	$(0.47)	$(1.41)	$(1.02)	$(0.44)
Diluted—net loss	$(0.51)	$(0.47)	$(1.41)	$(1.02)	$(0.44)
Weighted average common shares used in computing loss per share
Basic	78,277	75,804	73,281	70,887	60,085

Diluted	78,277	75,804	73,281	70,887	60,085

	As of June 30,
	2015(1)	2014(1)	2013(1)(2)	2012(1)(2)	2011(1)(2)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$79,551	$92,346	$73,313	$143,504	$95,906
Investments	$64,306	$79,553	$101,084	$—	$—
Working capital	$184,414	$179,901	$180,076	$142,084	$82,678
Total assets	$469,971	$495,188	$475,929	$473,170	$455,784
Long-term debt	$202,853	$195,612	$198,768	$79,466	$—
Total stockholders' equity	$75,780	$98,548	$106,835	$195,625	$229,775

(1)
We acquired TomoTherapy, Inc. on June 10, 2011. As a result, our results for the fiscal year ended June 30, 2011 include revenues, cost of revenues and operating expenses of TomoTherapy for the 20-day period from the acquisition date to the end of our fiscal year (June 30, 2011). Our results for the years ended June 30, 2015, 2014, 2013 and 2012 include revenues, cost of revenues and operating expenses of TomoTherapy for the full fiscal years. In addition, we made a number of purchase accounting adjustments to the recorded values of assets and liabilities acquired from TomoTherapy as of the acquisition date (June 10, 2011).

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

Overview

Products and Markets

Company

        We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of care, with the aim of helping patients live longer, better lives. Our leading edge technologies, the CyberKnife® and TomoTherapy Systems®, are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving separate patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population.

        The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. The CyberKnife Systems are the only dedicated, full-body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It enables the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently represents only a small portion of the patients who develop tumors treatable with CyberKnife Systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic diseases, like leukemia and lymphoma, which are not localized to an organ, but rather involve cells throughout the body. The addition of the multi-leaf collimator, or InCise MLC, now makes it faster and more efficient to treat a wider range of tumor types with the CyberKnife M6, including larger tumors and those with multiple sites of disease.

        Our CyberKnife M6 Series Systems have the option of: fixed collimator, iris collimator, and/or InCise MLC. The InCise MLC is designed specifically for the M6 Series. With the addition of the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife System, faster and for a wider range of tumor types. The InCise MLC was commercially launched in the third fiscal quarter of 2015.

        We believe the long term success of the CyberKnife Systems is dependent on a number of factors including the following:

  •
  Continued adoption of our CyberKnife M6 Series Systems;

  •
  Production and shipment of MLC that meets the standards that we, and our customers, expect in our products;

  •
  Change in medical practice leading to utilization of stereotactic body radiosurgery more regularly as an alternative to surgery or other treatments;

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

        The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. The TomoTherapy Systems are the only radiation therapy systems designed for image-guided intensity-modulated radiation therapy (IG-IMRT). The TomoTherapy H Series Systems come in configurations of TomoHTM, TomoHDTM and TomoHDATM. Based on a CT scanner platform, the systems provide continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to delivery highly accurate, individualized dose distributions which precisely conform to the shape of the patient's tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for patients. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung and head and neck cancers, in addition to complex treatments such as total marrow irradiation. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

  •
  Continued adoption of our TomoTherapy H Series Systems;

  •
  Greater awareness among doctors and patients of the benefits of radiation therapy using TomoTherapy Systems;

  •
  Advances in technology which improve the quality of treatments and ease of use of TomoTherapy Systems;

  •
  Greater awareness among doctors of the now-established reliability of TomoTherapy Systems; and

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

Backlog

        For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, Post Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $375.0 million as of June 30, 2015.

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

  •
  For orders in our Latin America region, unless the system has already shipped and collection is reasonably assured, we request supporting evidence that the end customer has commenced construction to place our products if the site does not already exist; and

  •
  Less than 2.5 years have passed since the contract met all the criteria above.

        Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due to factors outside our control. Our backlog is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers' needs or financial condition, changes in government or health insurance reimbursement policies, changes to regulatory requirements, or other reasons. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age out for many reasons, including inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, inability to timely obtain licenses necessary for customer facilities or operation of our equipment among other reasons for delays. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar compared to other currencies will impact backlog. Generally, strengthening in the U.S. Dollar will negatively impact backlog.

        Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Net product orders are defined as gross product orders less cancellations, age-outs and foreign exchange adjustments.

	Years ended June 30,
(Dollars in thousands)	2015	2014	2013
Gross orders	$267,777	$263,352	$219,326
Net orders	$188,997	$221,018	$171,659
Order backlog at the end of the period	$375,028	$364,742	$317,398

        Gross orders increased by $4.4 million for the year ended June 30, 2015, as compared to the year ended June 30, 2014. Gross orders increased by $44.0 million for the year ended June 30, 2014, as compared to the year ended June 30, 2013. These increases were due to increased order volume year over year. In fiscal 2015, TomoTherapy System order volume increased 17% year over year and CyberKnife System order volume increased 12% year over year. In fiscal 2014, TomoTherapy System order volume increased 41% year over year and CyberKnife System order volume increased 10% year over year.

        Net orders decreased by $32.0 million for the year ended June 30, 2015, as compared to the year ended June 30, 2014. Net orders increased by $49.4 million for the year ended June 30, 2014, as compared to the year ended June 30, 2013.

        Age-outs were $50.9 million, $38.3 million and $25.9 million in the years ended June 30, 2015, 2014 and 2013, respectively. Age-outs decreased significantly in the second half of fiscal 2015 from $36.0 million in the first half of fiscal 2015 as compared to $14.9 million in the second half of fiscal 2015. Currently, we expect to see year-over-year improvement in age-outs as a percentage of average backlog for fiscal 2016. Additionally, we expect age-outs in the first quarter of fiscal 2016 to be in a range of $20.0 million to $23.0 million as compared to the $17.8 million in age-outs recorded during the first quarter of fiscal 2015. Over the previous two fiscal years we have made changes to our order taking process, including increased oversight responsibility for and management of distributors and changes in timing as to when we enter some of our distributor orders into backlog. We believe these changes will improve the quality of backlog over time and reduce the level of age-outs when viewed as a percentage of backlog. Cancellations were $11.6 million, $4.1 million and $21.7 million in years ended June 30, 2015, 2014 and 2013, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize this impact to our business. Additionally, both age-outs and cancellations exhibit significant variability on a quarter to quarter basis and we expect this will continue in fiscal 2016. In addition to age-outs and cancellations, order backlog was reduced due to foreign currency impacts of $16.3 million in the year ended June 30, 2015. This significant reduction due to foreign currency impacts is the result of having contracts based in several currencies such as Euro, Swiss Franc and Japanese Yen. When the U.S. Dollar strengthens, such as it did in fiscal year 2015, the result is a negative impact on the backlog. Conversely, order backlog was increased due to foreign currency impacts by $0.1 million and $0.7 million in the years ended June 30, 2014 and 2013, respectively due to a more stable U.S. Dollar.

Results of Operations

Fiscal 2015 results compared to 2014 (in thousands, except percentages)

	Years ended June 30,
	2015		2014
					2015 - 2014 % change
(Dollars in thousands)	Amount	%(a)	Amount	%(a)
Products	$178,710	47%	$173,607	47%	3%
Services	201,091	53	195,812	53	3

Net revenue	$379,801	100%	$369,419	100%	3%

Gross profit	$145,402	38%	$142,800	39%	2%

Products gross profit	74,161	41	76,015	44	(2)
Services gross profit	71,241	35	66,785	34	7
Research and development expenses	55,752	15	53,724	15	4
Selling and marketing expenses	62,440	16	61,885	17	1
General and administrative expenses	46,379	12	45,335	12	2
Other expense, net	18,621	5	14,216	4	31
Provision for income taxes	2,419	1	3,088	1	(22)

Net loss attributable to stockholders	$(40,209)	11%	$(35,448)	10%	13%

(a)
Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net revenue

        Product net revenue increased by $5.1 million for the year ended June 30, 2015 as compared to the year ended June 30, 2014. Product net revenue increased primarily due to a higher number of units sold and product mix, partially offset by $7.5 million of foreign currency impacts due to the strengthening of the U.S Dollar. The number of units sold in fiscal 2015 increased by 4% as compared to fiscal 2014 driven by an increase in the number of CyberKnife Systems recognized into revenue, which was partially offset by a decrease in the number of TomoTherapy Systems recognized into revenue; however, as the CyberKnife Systems generally have a higher average selling price the overall net product revenue increased. In addition, product revenue upgrades increased by $3.0 million in fiscal 2015.

        Services net revenue increased by $5.3 million for the year ended June 30, 2015 as compared to the year ended June 30, 2014. The increase of $5.3 million was attributable to a net increase in our installed base and customer conversion to higher priced maintenance contracts (particularly the TomoTherapy Systems). This was partially offset by $6.7 million of foreign currency impacts due to the strengthening of the U.S. Dollar.

        Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2015	2014
Net revenue	$379,801	$369,419
Americas	46%	42%
Europe, Middle East, India and Africa	29%	31%
Asia-Pacific (excluding Japan and India)	15%	12%
Japan	10%	15%

Gross profit

        The overall gross profit margin for the year ended June 30, 2015 was 38% as compared to 39% for the year ended June 30, 2014, representing a slight decrease of 1% due primarily to foreign currency impacts resulting from the strengthening of the U.S. Dollar. Product gross margin was 42% for the year ended June 30, 2015 as compared to 44% for the year ended June 30, 2014, representing a slight decrease of 2% also due to foreign currency impacts resulting from the strengthening of the U.S. Dollar. Services gross margin for the year ended June 30, 2015 was 35% as compared to 34% for the year ended June 30, 2014, representing a slight increase of 1% due mainly to continued revenue growth from the increase in installed base and contract mix accompanied by lower service part costs due to the continued increase in reliability of the TomoTherapy Systems all of which offset the foreign currency impacts resulting from the strengthening of the U.S. Dollar.

Research and development expenses

        Research and development expenses were $55.8 million for the year ended June 30, 2015 as compared to $53.7 million for the year ended June 30, 2014, which represents an increase of $2.1 million, or 4%. The increase was primarily due to higher consulting fees associated with a development project that started in fiscal 2015 and resulted in an increase of $1.2 million compared to prior year. In addition, there was an increase of $1.2 million due to additional allocation and facilities expenses compared to prior year and an increase of $0.3 million in travel expenses as compared to prior year due to increased international travel. These increases were partially offset by decreased compensation expenses of $1.4 million driven by a $2.0 million reduction in incentive based compensation accrual expenses and a decrease of $0.7 million in contractor expenses; partially offset by higher salaries of $0.8 million, an increase in recruiting and relocation fees of $0.1 million and increased stock-based compensation expenses of $0.5 million due to a higher number of grants. There were also increases due to $0.4 million in severance recorded in June 2015 related to terminations associated with departmental realignment.

        We anticipate that research and development expenses in fiscal 2016 will slightly increase compared with fiscal 2015 based on the current schedule of our development projects.

Selling and marketing expenses

        Selling and marketing expenses for the year ended June 30, 2015 were $62.4 million as compared to $61.9 million for the year ended June 30, 2014, which represents an increase of $0.5 million, or 1%. The increase was partially attributable to a $2.8 million increase in compensation and compensation-related expenses, which consisted mainly of the increase in commission expense of $2.2 million due to higher sales, a $1.9 million increase in salaries and benefits expenses due to increases in personnel, and a $0.8 million increase in share-based compensation expense mainly due to an increase in grants of equity awards. These increases were partially offset by a decrease of $1.2 million in incentive based compensation accrual expenses and $0.9 million in decreased other compensation mainly related to decreased severance expenses in fiscal 2015 than those related to terminations in fiscal 2014. Consulting expenses also decreased $1.5 million due to significant marketing initiatives in fiscal 2014 with no similar projects in fiscal 2015. There were also decreases of $0.4 million in allocation expenses and $0.3 million in reduced sponsorships compared to prior year.

        We anticipate selling and marketing expenses in fiscal 2016 will be slightly down compared with fiscal 2015 due to increased expense control offset by increases in headcount.

General and administrative expenses

        General and administrative expenses for the year ended June 30, 2015 were $46.4 million as compared to $45.3 million for the year ended June 30, 2014, which represents an increase of $1.1 million, or 2%. This increase was primarily related to higher legal expenses of $3.5 million due to ongoing defense and response to legal matters, primarily related to the Cowealth Medical matter described in Note 8 to the financial statements. In addition, there was increased stock-based compensation of $1.3 million due to increased grants. These increases were partially offset by reductions in incentive based compensation accrual expenses of $2.0 million as compared to prior year and a $1.0 million decrease in restructuring costs as compared to prior year. Additionally, consulting fees decreased $0.7 million due to fewer projects in fiscal 2015 as compared to fiscal 2014.

        We anticipate general and administrative expenses in fiscal 2016 will be slightly down compared with fiscal 2015 due to decreased legal fees and consulting expenses.

Other expense, net

        Net other expense for the year ended June 30, 2015 was $18.6 million as compared to $14.2 million for the year ended June 30, 2014, which represents an increase of $4.4 million. This increase was primarily due to increased foreign currency losses of $2.5 million primarily due to a stronger U.S. Dollar in comparison to the Euro, Japanese Yen and the Swiss Franc. Additionally, non cash interest expense increased by $2.2 million due to the refinancing of our 3.50% Convertible Notes into 3.50% Series A Convertible Notes in the fourth quarter of fiscal 2014.

Provision for income taxes

        The provision for income taxes was lower in fiscal 2015 compared to fiscal 2014 mainly due to the activities in international locations—reduction of benefits related to uncertain tax positions and decreased foreign earnings.

        At June 30, 2015, we had federal and state net operating loss carryforwards of $329.6 million and $157.5 million, respectively. These federal and state net operating loss carryforwards are available to offset future taxable income, if any, in varying amounts and will begin to expire in 2019 for federal and 2016 for state purposes, respectively. Such net operating loss carryforwards include tax benefits from employee stock option exercises in excess of the share-based compensation expense that has been recognized for these awards. We will record approximately $3.9 million as a credit to additional paid-in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards of approximately $16.3 million and $16.5 million, respectively. If not utilized, the federal research credits will begin to expire in 2019, the California research credits have no expiration date and the other state research credits begin to expire in 2016. Realization of the deferred tax assets, among other factors, is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Due to the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

        At June 30, 2015, there was no provision for U.S. income tax for undistributed earnings of our foreign subsidiaries as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income tax have been provided as of June 30, 2015 was $20.3 million. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

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

        Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2014	2013
Net revenue	$369,419	$315,974
Americas	42%	45%
Europe, Middle East, India and Africa	31%	32%
Asia-Pacific (excluding Japan and India)	12%	12%
Japan	15%	11%

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

Share-based Compensation Expense

        In fiscal 2015, 2014 and 2013, we recorded share-based compensation expense of $13.9 million, $11.3 million and $8.2 million, respectively, related to awards under our incentive stock plans and restricted stock awards, or RSAs, assumed in connection with the acquisition of TomoTherapy. Share-based compensation expense was recorded net of estimated forfeitures (excludes share-based awards not expected to vest). As of June 30, 2015, we had approximately $19.4 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, Employee Stock Purchase Plan, or ESPP shares, restricted stock units, or RSUs, market stock units, or MSUs, which we expect to recognize over a weighted average period from 0.6 to 2.2 years.

Liquidity and Capital Resources

        At June 30, 2015, we had $79.6 million in cash and cash equivalents and $64.3 million in investments. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part I, Item 1A titled "Risk Factors." Also refer to Note 13, "Debt" to the consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

        In addition, the undistributed earnings of our foreign subsidiaries at June 30, 2015 are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of June 30, 2015, we had approximately $51.2 million of cash and cash equivalents at our foreign subsidiaries.

Cash Flows

	Fiscal years ended June 30,
	2015	2014	2013
Net cash provided by (used in) operating activities	$(16,733)	$346	$(66,177)
Net cash provided by (used in) investing activities	3,689	8,492	(121,622)
Net cash provided by financing activities	5,895	8,377	117,917
Effect of exchange rate changes on cash and cash equivalents	(5,646)	1,818	(309)

Net increase (decrease) in cash and cash equivalents	$(12,795)	$19,033	$(70,191)

Operating Activities

        Net cash used in operating activities was $16.7 million in fiscal 2015 as compared to net cash provided by operating activities of $0.3 million in fiscal 2014. Net cash used in operating activities in fiscal 2015 was primarily related to:

  •
  Net loss of $40.2 million;

  •
  Net loss offset by non-cash items of $45.4 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, loss on disposal of property and equipment, and provision for excess and obsolete inventory;

  •
  Increase in restricted cash of $2.4 million due to a contractual guarantee requirement;

  •
  Increase in accounts receivable of $8.3 million as a result of increased sales of $10.4 million offset by cash collections from customers in fiscal 2015;

  •
  Increase in inventories of $21.1 million due to increase in purchases to support future sales and service needs;

  •
  Decrease in prepaid expenses and other assets of $2.3 million primarily due to the reduction of prepaid taxes of $1.7 million primarily in foreign locations due to settlements, a reduction in debt related costs of $1.5 million due to continued amortization, and a decrease in prepaid commissions of $1.0 million due to the conversion of deferred revenue into revenue in fiscal 2015. These decreases were partially offset by increases in the prepaid benefits balance of $0.5 million due to the timing of payments, higher other prepaids due to additional vendor advances of $0.8 million, and an increase in prepaid maintenance of $0.4 million due to several new software agreements;

  •
  Decrease in accounts payable of $1.8 million due to lower billings as a result of timing;

  •
  Decrease in accrued liabilities of $8.6 million primarily related to the bonus accrual reduction of $8.4 million due to bonus payments relating to fiscal 2014 made in the first fiscal quarter of 2015 offset by additional accrual for bonuses for the current fiscal year. Accrued payroll decreased $2.1 million due to the timing of the year-end payroll cut-off and sales tax payable decreased in the U.S. by $0.5 million due to process improvements in timely payments. Income tax payable also decreased by $1.5 due to the timing of filing and payments for fiscal 2014. These decreases were partially offset by an increase of $3.5 million in deferred rent due to a renegotiated lease agreement;

  •
  Increase in customer advances of $0.6 million due to the payments received for the future revenue deliverables; and

  •
  Increase in deferred revenue of $9.7 million due to the timing of customer billing and revenue recognition, and decrease in deferred cost of $7.8 million due to the timing of inventory transfer.

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

  •
  Decrease in accounts payable of $1.1 million due to the timing of payments;

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

Cash Flows From Investing Activities

        Net cash provided by investing activities was $3.7 million in fiscal 2015, which primarily consisted of sales and maturities of short-term investments of $121.3 million, offset by purchases of property and equipment of $10.4 million and purchases of investments of $107.2 million.

        Net cash provided by investing activities was $8.5 million in fiscal 2014, which primarily consisted of sales and maturities of short-term investments of $64.6 million, offset by purchases of property and equipment of $11.9 million and purchases of investments of $44.2 million.

Cash Flows From Financing Activities

        Net cash provided by financing activities during fiscal 2015 was $5.9 million, attributable to $6.6 million from proceeds from employee stock plans, partially offset by $0.7 million of taxes paid related to net share settlement of equity awards.

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

Contractual Obligations and Commitments

        The following is a schedule summarizing our obligations to make future payments under contractual obligations as of June 30, 2015:

		Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Convertible Notes(1)	$215,000	$—	$215,000	$—	$—
Interest on Convertible Notes	14,461	7,775	6,686	—	—
Operating leases	46,844	8,287	16,028	8,702	13,827

Total	$276,305	$16,062	$237,714	$8,702	$13,827

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

Revenue Recognition

        We frequently enter into sales arrangements with customers that contain multiple elements or deliverables and we have to make a number of reasoned judgments with respect to elements of these sales arrangements, including how to allocate the proceeds received from an arrangement, whether there are multiple elements in the arrangement, whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition with respect to these arrangements. For sale arrangements that contain multiple elements, we allocate the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence, or VSOE, of fair value, if it exists. VSOE of fair value for each element is based on our standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company's pricing committee when that product or service is not yet being sold separately. When we are not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, we attempt to determine the selling price of each element based on third-party evidence of selling price, or TPE, as determined based on competitors' prices for similar deliverables when sold separately. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When we are not able to establish selling price using VSOE or TPE, we use our best estimate of selling price, or BESP, in the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through annual analysis of our pricing practices and adjusted if necessary.

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

Valuation of Inventories

        The valuation of inventory requires us to estimate obsolete or excess inventory as well as damaged inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand to support future sales and service. If our demand forecast for specific products is greater than actual demand and we fail to reduce purchasing and manufacturing output accordingly, we could be required to write off inventory beyond the current reserve, which would negatively impact our gross margin.

Share-Based Compensation Expense

        We use the Black-Scholes option valuation model to estimate the fair value of stock options and ESPP shares. These valuation models require the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the expected term of the award. Our expected volatility is derived from the historical volatilities of our common stock. Prior to the second quarter of fiscal 2013, our expected volatility was based on the historical volatilities of several unrelated public companies within industries related to our business. We estimate the expected term of stock option by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. We use the Monte-Carlo simulation model to estimate the fair value of Market Stock Units, or MSUs. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Income Taxes

        We determine our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the fourth quarter of the subsequent year for U.S. federal and state provisions. We have placed a full valuation allowance on all net U.S. deferred tax assets because realization of these tax benefits through future taxable income cannot be reasonably assured. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Any decision to reverse part or all of the valuation allowance would be based on our estimate of future profitability. If our estimate were to be wrong, we could be required to charge potentially significant amounts to income tax expense to establish a new valuation allowance.

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

Foreign Currency Exchange Rate Risk

        A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2015, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

        We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2015 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $64.3 million at June 30, 2015. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates
					Increase in interest rates
	–100 BPS	–75 BPS	–50 BPS	–25 BPS
Change in interest rate					25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$337	$297	$224	$120	$(121)	$(242)	$(364)	$(486)

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Accuray Incorporated

        We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware Corporation) and subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuray Incorporated and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 28, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Francisco, California
August 28, 2015

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$79,551	$92,346
Short-term investments	64,306	79,553
Restricted cash	3,734	1,492
Accounts receivable, net of allowance for doubtful accounts of $709 and $976, respectively	77,727	72,152
Inventories	106,151	87,752
Prepaid expenses and other current assets	15,991	17,873
Deferred cost of revenue	6,869	13,302

Total current assets	354,329	364,470
Property and equipment, net	31,829	34,391
Goodwill	58,054	58,091
Intangible assets, net	15,564	23,517
Deferred cost of revenue	1,500	2,899
Other assets	8,695	11,820

Total assets	$469,971	$495,188

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,096	$15,639
Accrued compensation	21,934	32,569
Other accrued liabilities	18,720	24,464
Customer advances	19,385	19,804
Deferred revenue	96,780	92,093

Total current liabilities	169,915	184,569
Long-term liabilities:
Long-term other liabilities	10,934	6,593
Deferred revenue	10,489	9,866
Long-term debt	202,853	195,612

Total liabilities	394,191	396,640
Commitment and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2015 and 2014 respectively; issued and outstanding: 79,477,838 and 77,178,365 shares at June 30, 2015 and 2014, respectively	79	77
Additional paid-in capital	471,430	451,750
Accumulated other comprehensive income (loss)	(426)	1,815
Accumulated deficit	(395,303)	(355,094)

Total stockholders' equity	75,780	98,548

Total liabilities and stockholders' equity	$469,971	$495,188

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended June 30,
	2015	2014	2013
Net revenue:
Products	$178,710	$173,607	$137,403
Services	201,091	195,812	178,571

Total net revenue	379,801	369,419	315,974
Cost of revenue:
Cost of products	104,549	97,592	85,498
Cost of services	129,850	129,027	132,836

Total cost of revenue	234,399	226,619	218,334

Gross profit	145,402	142,800	97,640
Operating expenses:
Research and development	55,752	53,724	66,197
Selling and marketing	62,440	61,885	54,372
General and administrative	46,379	45,335	57,726

Total operating expenses	164,571	160,944	178,295

Loss from operations	(19,169)	(18,144)	(80,655)
Other expense, net	(18,621)	(14,216)	(13,133)

Loss before provision for income taxes	(37,790)	(32,360)	(93,788)
Provision for income taxes	2,419	3,088	3,573

Loss from continuing operations	(40,209)	(35,448)	(97,361)

Loss from discontinued operations:
Loss from operations of a discontinued variable interest entity	—	—	(3,505)
Impairment of indefinite lived intangible asset of discontinued variable interest entity	—	—	(12,200)
Loss from deconsolidation of a variable interest entity	—	—	(3,442)

Loss from discontinued operations, net of tax of $0	—	—	(19,147)
Loss from discontinued operations attributable to non-controlling interest	—	—	(13,289)

Loss from discontinued operations attributable to stockholders	—	—	(5,858)

Net loss attributable to stockholders	$(40,209)	$(35,448)	$(103,219)

Loss per share attributable to stockholders
Basic and diluted—continuing operations	$(0.51)	$(0.47)	$(1.33)
Basic and diluted—discontinued operations	$—	$—	$(0.08)
Basic and diluted—net loss	$(0.51)	$(0.47)	$(1.41)
Weighted average common shares used in computing loss per share
Basic and diluted	78,277	75,804	73,281

Net loss attributable to stockholders	$(40,209)	$(35,448)	$(103,219)
Foreign currency translation adjustments	(1,196)	25	(498)
Unrealized gain (loss) on investments	(95)	475	(457)
Change in defined benefit pension obligation	(950)	(567)	—

Comprehensive loss	$(42,450)	$(35,515)	$(104,174)

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders' Equity

(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2012	71,864,268	$72	$409,143	$2,837	$(216,427)	$195,625	$8,242	$203,867

Exercise of stock options, net	1,514,591	2	4,199	—	—	4,201	—	4,201
Issuance of common stock under employee stock purchase plan	663,986	1	3,256	—	—	3,257	—	3,257
Issuance of restricted stock	544,386	—	—	—	—	—	—	—
Share-based compensation	—	—	8,236	—	—	8,236	—	8,236
Deconsolidation of CPAC	—	—	(310)	—	—	(310)	5,047	4,737
Net loss	—	—	—	—	(103,219)	(103,219)	(13,289)	(116,508)
Cumulative translation adjustment	—	—	—	(498)	—	(498)	—	(498)
Unrealized loss on investments, net of tax	—	—	—	(457)		(457)		(457)

Balance at June 30, 2013	74,587,231	$75	$424,524	$1,882	$(319,646)	$106,835	$—	$106,835

Exercise of stock options, net	1,061,513	1	5,311	—	—	5,312	—	5,312
Issuance of restricted stock	913,070	1	—	—	—	1	—	1
Issuance of common stock under employee stock purchase plan	650,315	—	3,536	—	—	3,536	—	3,536
Share-based compensation	—	—	11,038	—	—	11,038	—	11,038
Embedded conversion feature on Convertible Note (Note 13)	—	—	7,844	—	—	7,844	—	7,844
Unamortized Convertible Senior Note issuance costs reclassified to equity	—	—	(243)	—	—	(243)	—	(243)
Tax withholding upon vesting of restricted stock units	(33,764)	—	(260)	—	—	(260)	—	(260)
Net loss	—	—	—	—	(35,448)	(35,448)	—	(35,448)
Cumulative translation adjustment	—	—	—	25	—	25	—	25
Unrealized gain on investments, net of tax	—	—	—	475	—	475	—	475
Defined benefit pension obligation	—	—	—	(567)	—	(567)	—	(567)

Balance at June 30, 2014	77,178,365	$77	$451,750	$1,815	$(355,094)	$98,548	$—	$98,548

Exercise of stock options, net	529,331		2,563	—	—	2,563	—	2,563
Issuance of restricted stock	1,174,531	1	(1)	—	—		—
Issuance of common stock under employee stock purchase plan	719,279	1	4,032	—	—	4,033	—	4,033
Share-based compensation	—	—	13,746	—	—	13,746	—	13,746
Tax withholding upon vesting of restricted stock units	(123,668)	—	(660)	—	—	(660)	—	(660)
Net loss	—	—	—	—	(40,209)	(40,209)	—	(40,209)
Cumulative translation adjustment	—	—	—	(1,196)	—	(1,196)	—	(1,196)
Unrealized loss on investments, net of tax	—	—	—	(95)	—	(95)	—	(95)
Change in defined benefit pension obligation	—	—	—	(950)	—	(950)	—	(950)

Balance at June 30, 2015	79,477,838	$79	$471,430	$(426)	$(395,303)	$75,780	$—	$75,780

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years ended June 30,
	2015	2014	2013
Cash Flows From Operating Activities
Loss from continuing operations	$(40,209)	$(35,448)	$(97,361)
Loss from discontinued operations	—	—	(19,147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,493	20,564	25,564
Impairment of indefinite lived intangible asset	—	—	12,200
Share-based compensation	13,930	11,313	8,216
Amortization of debt issuance costs	1,503	1,408	784
Amortization and accretion of investment premiums/discounts	1,018	1,584	295
Accretion of interest on long-term debt	7,241	5,105	4,302
Provision for bad debt	(14)	(707)	787
Provision for write-down of inventories	1,507	2,836	5,255
Loss on disposal of property and equipment	62	666	1,013
Gain on previously held equity interest in Morphormics	—	—	(662)
Loss from deconsolidation of a variable interest entity	—	—	3,442
Provision for deferred income taxes	664	92	947
Changes in assets and liabilities:
Restricted cash	(2,353)	(163)	(1,163)
Accounts receivable	(8,331)	(14,786)	10,858
Inventories	(21,094)	(8,341)	(5,147)
Prepaid expenses and other assets	2,271	(5,241)	4,382
Deferred cost of revenue	7,776	(4,875)	(4,005)
Accounts payable	(1,822)	(1,057)	(1,140)
Accrued liabilities	(8,614)	21,696	(18,525)
Customer advances	577	1,744	(659)
Deferred revenue	9,662	3,956	3,587

Net cash provided by (used in) operating activities	(16,733)	346	(66,177)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(10,445)	(11,931)	(15,126)
Purchases of intangible assets	—	—	(232)
Purchases of investments	(107,162)	(44,155)	(102,403)
Sales and maturities of investments	121,296	64,578	—
Acquisition of businesses, net of cash acquired	—	—	(3,861)

Net cash provided by (used in) investing activities	3,689	8,492	(121,622)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	6,555	9,054	7,455
Payments made to convertible note holders	—	(417)	—
Taxes paid related to net share settlement of equity awards	(660)	(260)	—
Proceeds from debt, net of costs	—	—	110,462

Net cash provided by financing activities	5,895	8,377	117,917
Effect of exchange rate changes on cash and cash equivalents	(5,646)	1,818	(309)

Net increase (decrease) in cash and cash equivalent	(12,795)	19,033	(70,191)
Cash and cash equivalents at beginning of period	92,346	73,313	143,504

Cash and cash equivalents at end of period	$79,551	$92,346	$73,313

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$3,184	$2,499	$2,000
Cash paid for interest	$7,207	$8,208	$3,750
Non-cash financing activity:
Exchange of Convertible Notes (Note 13)	$—	$7,844	$—
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$638	$1,142	$366

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

Discontinued Operations

        As a result of the deconsolidation of CPAC, the results of operations of CPAC, including the loss on deconsolidation of CPAC and the loss attributable to the non-controlling interest recorded for the year ended June 30, 2013 has been presented as discontinued operations.

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to revenue recognition, business combinations and assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies. Actual results could differ materially from those estimates.

Foreign Currency

        The Company's international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Net foreign currency exchange transaction gains or losses are included as a component of other income (expense), net, in the Company's consolidated statements of operations and comprehensive loss.

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

Investments

        The Company classifies all its investments as available-for-sale at the time of purchase since it is management's intent that these investments be available for current operations, and as such, includes these investments as short-term investments on its balance sheets. These investments primarily consist of commercial paper and investment-grade agency and corporate debt securities with original maturities longer than three months. Short-term investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive loss based on specific identification.

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

        There were no customers that represented 10% or more of total net revenue for the years ended June 30, 2015, 2014 and 2013. At June 30, 2015, one customer accounted for 18% of accounts receivable. At June 30, 2014, one customer accounted for 13% of accounts receivable.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Restricted Cash

        Restricted cash primarily consists of certificates of deposit held as guarantees in connection with customer contracts and corporate leases as well as funds held as guarantees for Value-Added Tax, or VAT obligations in a foreign jurisdiction.

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

        The Company frequently enters into sales arrangements that contain multiple elements or deliverables. For sale arrangements that contain multiple elements, the Company allocates the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence, or VSOE of fair value, if it exists. VSOE of fair value for each element is based on the Company's standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company's pricing committee when that product or service is not yet being sold separately. When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, the Company attempts to determine the selling price of each element based on third-party evidence of selling price, or TPE, as determined based on competitors' prices for similar deliverables when sold separately. When the Company is not able to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price, or BESP, in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through annual analysis of the Company's pricing practices and adjusted if necessary.

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

Product Revenue

        The majority of product revenue is generated from sales of CyberKnife and TomoTherapy systems. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system. Otherwise, revenue is generally recognized upon delivery, assuming all other revenue recognition criteria are met.

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

        Capitalized software costs are included in property, plant and equipment and amortized beginning when the software project is complete and the assets are ready for their intended use.

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

Goodwill and Purchased Intangible Assets

        Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company's closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. There was no impairment of goodwill identified in the fiscal years ended June 30, 2015, 2014 and 2013.

        Purchased intangible assets other than goodwill, including developed technology and distributor license, are amortized on a straight-line basis over their estimated useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which range from approximately one to six years.

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

Advertising Expenses

        The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.5 million, $0.6 million and $0.7 million for the years ended June 30, 2015, 2014 and 2013, respectively.

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

Loss Contingencies

        The Company is involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows (in thousands):

	Years ended June 30,
	2015	2014	2013
Numerator:
Loss from operations used in computing loss per share from continuing operations	$(40,209)	$(35,448)	$(97,361)

Loss from discontinued operations used in computing loss per share from discontinued operations	—	—	$(5,858)

Net loss used in computing net loss per share	$(40,209)	$(35,448)	$(103,219)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	78,277	75,804	73,281

        The potentially dilutive shares of the Company's common stock resulting from the assumed exercise of outstanding stock options, the vesting of RSUs, MSUs and PSUs, and the purchase of shares under the ESPP, as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. The 3.75% Convertible Senior Notes due August 1, 2016 (the "3.75% Convertible Notes"), the 3.50% Convertible Senior Notes due February 1, 2018 (the "3.50% Convertible Notes") and the 3.50% Series A Convertible Notes (the "3.50% Series A Convertible Notes") due February 1, 2018 are included in the calculation of diluted net income per share only if their inclusion is dilutive. For the years ended June 30, 2015, 2014 and 2013, the potentially dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2015	2014	2013
Stock options	2,537	3,209	4,844
RSUs, PSUs and MSUs	4,483	3,947	3,387
3.75% Convertible Notes	—	—	—
3.50% Convertible Notes	8,378	8,378	21,576
3.50% Series A Convertible Notes	2,896	4,985	—

	18,294	20,519	29,807

  Outstanding Convertibles Notes—Diluted Share Impact

        The 3.75% Convertible Notes and 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management's intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.75%

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Convertible Notes and 3.50% Series A Convertible Notes, totaling approximately 10.6 million shares and 13.2 million shares, respectively, were not included in the potentially diluted share count table above. The Company's average stock price did not exceed the conversion price of the 3.75% Convertible Notes as of June 30, 2015, 2014 and 2013. The 2.9 million potentially dilutive shares of the 3.50% Series A Convertible Notes included in the table above represent the premium over the principal amount due to the higher average share price. The number of premium shares included in the Company's diluted share count will vary with fluctuations in the Company's share price. Higher actual share prices result in a greater number of premium shares.

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

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company anticipates that except for $0.4 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

Accumulated Other Comprehensive Income (Loss)

        The components of comprehensive loss consist of net loss, unrealized gains and losses on available-for-sale investments, changes in foreign currency exchange rate translation and net changes related to a defined benefit pension plan. The unrealized gains and losses on available-for-sale investments, changes in foreign currency exchange rate translation and net changes related to the defined benefit pension plan are excluded from earnings and reported as a component of stockholders' equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders' equity. Revenues and expenses are translated at average exchange rates in effect during the period.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The components of accumulated other comprehensive income in the equity section of the balance sheets are as follows (in thousands):

	June 30, 2015	June 30, 2014
Net unrealized gain (loss) on short-term investments	$(77)	$18
Cumulative foreign currency translation gain	1,168	2,364
Change in defined benefit pension obligation	(1,517)	(567)

Accumulated other comprehensive income (loss)	$(426)	$1,815

Segment Information

        The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. Revenue by geographic region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2015	2014	2013
Americas	$174,000	$156,242	$143,613
Europe, Middle East, India and Africa	110,534	115,396	101,172
Asia (excluding Japan and India)	57,618	44,533	37,829
Japan	37,649	53,248	33,360

Total	$379,801	$369,419	$315,974

        Information regarding geographic areas in which the Company has long lived tangible assets is as follows (in thousands):

	June 30, 2015	June 30, 2014
Americas	$28,182	$30,542
Europe, Middle East, India and Africa	929	1,665
Asia (excluding Japan and India)	455	444
Japan	2,263	1,740

Total	$31,829	$34,391

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in its first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. On July 9, 2015, the FASB approved a one year deferral of the effective period. The standard will be effective for the Company for fiscal 2019, but entities will be permitted to early adopt the standard as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of pending adoption of ASU 2014-09 on its consolidated financial statements and related disclosures.

        In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013, although retrospective application is permitted. The Company has implemented this guidance with no impact to the consolidated financial statements or related disclosures.

3. Balance Sheet Components

Cash and Cash Equivalents

        The following is a summary of cash and cash equivalents (in thousands):

	June 30, 2015	June 30, 2014
Cash	$73,444	$91,797
Money market funds	6,107	549

	$79,551	$92,346

Accounts receivable, net

        Accounts receivable, net consisted of the following (in thousands):

	June 30, 2015	June 30, 2014
Accounts receivable	$75,631	$72,969
Unbilled fees and services	2,805	159

	78,436	73,128
Less: Allowance for doubtful accounts	(709)	(976)

Accounts receivable, net	$77,727	$72,152

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

        The Company received payment or had credits of $0.4 million, added $0.4 million and wrote off $0.2 million from the allowance for doubtful accounts in fiscal 2015. The Company received payment or had credits of $2.0 million, added $1.3 million and wrote off $0.5 million from the allowance for doubtful accounts in fiscal 2014.

  Financing receivables

        A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company's balance sheet. The Company's financing receivables, consisting of its accounts receivable with contractual maturities of more than one year totaled $1.6 million and $2.8 million at June 30, 2015 and 2014, respectively and are included in Other assets in the consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of June 30, 2015 and June 30, 2014, respectively; revenue is recognized on a cash basis for these receivables.

Inventories

        Inventories consisted of the following (in thousands):

	June 30, 2015	June 30, 2014
Raw materials	$46,356	$37,003
Work-in-process	15,445	17,692
Finished goods	44,350	33,057

Inventories	$106,151	$87,752

Property and Equipment, net

        Property and equipment consisted of the following (in thousands):

	June 30, 2015	June 30, 2014
Furniture and fixtures	$4,674	$5,351
Computer and office equipment	11,808	10,540
Software	10,992	10,736
Leasehold improvements	19,428	18,991
Machinery and equipment	47,031	45,730
Construction in progress	8,273	5,877

	102,206	97,225
Less: Accumulated depreciation	(70,377)	(62,834)

Property and equipment, net	$31,829	$34,391

        Depreciation and amortization expense related to property and equipment for the years ended June 30, 2015, 2014 and 2013 was $11.6 million, $12.2 million and $15.2 million, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments

        The Company considers all highly liquid investments held at major banks, certificates of deposit and other securities with original maturities of three months or less to be cash equivalents.

        The Company classifies all of its investments as available-for-sale at the time of purchase because it is management's intent that these investments are available for current operations and includes these investments on its balance sheets as short-term investments. Investments with original maturities longer than three months include commercial paper and investment-grade agency and corporate debt securities. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are recorded based on specific identification of each security's cost basis.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

        The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	June 30, 2015
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$73,444	$—	$—	$73,444	$—

Level 1
Money market funds	6,107	—	—	6,107	—

	6,107	—	—	6,107	—

Level 2
Commercial paper	11,989	—	—	—	11,989
U.S. Agency securities	21,999	6	(14)	—	21,991
Non-U.S. government securities	1,504	—	(3)	—	1,501
Corporate notes	28,891	—	(66)	—	28,825

	64,383	6	(83)	—	64,306

Total	$143,934	$6	$(83)	$79,551	$64,306

	June 30, 2014
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$91,797	$—	$—	$91,797	$—

Level 1
Money market funds	549	—	—	549	—

Level 2
Corporate notes	79,535	72	(54)	—	79,553

Total	$171,881	$72	$(54)	$92,346	$79,553

        The Company's Level 2 investments in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

        The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended June 30, 2015.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

4. Financial Instruments (Continued)

        Contractual maturities of available-for-sale securities at June 30, 2015 were as follows (in thousands):

	June 30, 2015
	Amortized Cost	Fair Value
Due in 1 year or less	$44,965	$44,923
Due in 1 - 2 years	13,110	13,094
Due in 2 - 3 years	6,308	6,289

	$64,383	$64,306

        The following table summarizes the carrying values and estimated fair values of the Company's Convertible Notes (in thousands):

	June 30, 2015		June 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$93,739	$102,645	$88,511	$115,415
3.50% Convertible Notes	44,654	65,230	44,654	79,388
3.50% Series A Convertible Notes	64,460	102,760	62,447	125,065

Total	$202,853	$270,635	$195,612	$319,868

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

6. Goodwill and Purchased Intangible Assets

Goodwill

        Goodwill as of June 30, 2015 and 2014 and changes in the carrying amount of goodwill for the respective periods are as follows (in thousands):

	June 30, 2015	June 30, 2014
Balance at the beginning of the period	$58,091	$59,368
Currency translation and other adjustments	(37)	(1,277)

Balance at the end of the period	$58,054	$58,091

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

        In fiscal 2015 the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Purchased Intangible Assets (Continued)

Purchased Intangible Assets

        The Company's intangible assets associated with completed acquisitions are as follows (in thousands):

		June 30, 2015			June 30, 2014
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Developed technology	5 - 6	$46,700	$(31,136)	$15,564	$46,747	$(23,230)	$23,517

        During the year ended June 30, 2013, the Company recorded an impairment charge of approximately $12.2 million related to IPR&D technology due to a decrease in projected future usage of the technology.

        The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of June 30, 2015 and 2014.

        Amortization expense, excluding impairment charges related to purchased intangible assets was $7.9 million, $8.4 million and $10.4 million for the years ended June 30, 2015, 2014 and 2013, respectively.

        The estimated future amortization expense of purchased intangible assets as of June 30, 2015 is as follows (in thousands):

Year Ending June 30,	Amount
2016	$7,953
2017	7,568
2018 and thereafter	43

$15,564

7. Investment in CPAC

        In April 2008, TomoTherapy established an affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. Between the date of formation of CPAC through December 2012, the Company and TomoTherapy contributed both cash and intellectual property to CPAC, resulting in a combined equity interest of approximately 15.4% of the outstanding stock of CPAC and approximately 16.3% on a fully diluted basis. As of the Company's acquisition of TomoTherapy on June 10, 2011, the Company determined that CPAC was a variable interest entity, as CPAC depended on the Company, TomoTherapy and other investors to fund its operations. Under the accounting standards for consolidating variable interest entities, the consolidating investor is the entity with the power to direct the activities of the venture that most significantly impact the venture's economic performance and with the obligation to absorb losses or the right to receive benefits from the venture that could potentially be significant to the venture. Although the Company and its subsidiary held less than a 50% ownership interest in CPAC, it was determined that the Company met these two characteristics, and therefore, was the primary beneficiary of CPAC. The Company consolidated the results of operations of CPAC from June 10, 2011 to December 21, 2012.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Investment in CPAC (Continued)

        On December 21, 2012, the Company and CPAC entered into a Purchase Agreement and Release, or Purchase Agreement, which provided for all the equity and debt investments held by the Company in CPAC to be purchased by CPAC for a nominal consideration. In addition, the Company assigned all its rights to the Dielectric Wall Accelerator, or DWA technology licensed from Lawrence Livermore National Security, LLC to CPAC. As a result of the Purchase Agreement, the Company concluded that it was no longer the primary beneficiary of CPAC since it did not have any variable interest in CPAC. In the second quarter of fiscal 2013, the Company deconsolidated CPAC and recorded a loss of $3.4 million, resulting from the write-down of the carrying value of CPAC's net liabilities, the write-off of receivables from CPAC and the non-controlling interest in CPAC, net of cash consideration received. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded for the year ended June 30, 2013has been presented as discontinued operations in the consolidated statements of operations and comprehensive loss.

8. Commitments and Contingencies

Operating Lease Agreements and Long-term Debt

        The Company leases office and manufacturing space under non-cancelable operating leases with various expiration dates through December 2023. Rent expense was $8.0 million, $6.5 million and $8.7 million for the years ended June 30, 2015, 2014 and 2013, respectively. The terms of some of the facility leases provide for rental payments on a graduated scale. For these leases the Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        The Company is also required to make semi-annual interest payments on the Convertible Notes. See Note 13, Debt, for details.

        Future minimum lease payments under non-cancelable operating lease agreements and long-term principal and interest on the Convertible Notes as of June 30, 2015 are as follows (in thousands):

Year Ending June 30,	Operating Leases	Long-term Debt(1)
2016	$8,287	$7,775
2017	8,271	104,338
2018	7,757	117,348
2019	4,646	—
2020	4,056	—
Thereafter	13,827	—

Total	$46,844	$229,461

(1)
These amounts represent principal and interest cash payments over the contractual life of the debt obligations, including anticipated interest payments that are not recorded on the Company's consolidated balance sheet. Any conversion, premium, redemption or purchase of Convertible Notes would impact cash payments noted in the preceding table.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

        The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers' agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third-party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has recorded no liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2015.

Royalty Agreement

        The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation, or WARF, to make, use, sell and otherwise distribute products under certain of WARF's patents anywhere in the world. The Company is required to pay WARF a royalty for each TomoTherapy System sold that includes the licensed technology. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligation of $0.3 million per year, or if the Company commits any breach of the license agreement's covenants. The Company recorded royalty costs of $0.6 million, $0.7 million and $0.6 million for the years ended June 30, 2015, 2014 and 2013, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had accrued liabilities of approximately $0.2 million and $0.1 million at June 30, 2015 and 2014, respectively, related to this agreement.

Software License Indemnity

        Under the terms of the Company's software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2015.

Litigation

        From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Currently, management believes the Company does not have any probable and estimable losses related to any current legal proceedings

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

and claims. Although occasional adverse decisions or settlements may occur, except as described in the matters below, management does not believe that an adverse determination with respect to any of these claims would individually or in the aggregate materially and adversely affect the Company's financial condition or operating results. For certain legal proceedings, management believes that there is a reasonable possibility that material losses may be incurred; however, the Company is unable to reasonably estimate a range of reasonably possible losses with respect to these matters. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Rotary Systems

        On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated, ("Rotary Systems"), filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems' trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case and, on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary Systems' amended complaint. TomoTherapy filed a motion for summary judgment on the trade secret claim, the court ruled in favor of TomoTherapy on December 5, 2013, and Rotary Systems appealed. On December 22, 2014, the Minnesota Court of Appeals reversed the district court's dismissal of Rotary Systems' trade secrets claim and remanded it to the district court but affirmed the dismissal of Rotary Systems' other claims.

Sarif Biomedical Patent Litigation

        On January 28, 2013, Sarif Biomedical filed a patent infringement complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges the Company's CyberKnife System directly infringes U.S. Patent No. 5,755,725 and seeks unspecified monetary damages for the alleged infringement. Accuray filed an answer to the complaint in March 2013. The parties have exchanged initial discovery requests and responses. The court issued a scheduling order on April 29, 2014. Accuray made its first document production on May 30, 2014. On January 7, 2015, the parties entered into a written settlement agreement resolving the lawsuit. This settlement didn't have a material impact on the results of operations for the three or nine months ended March 31, 2015. On January 13, 2015, the court entered an order dismissing the case and all claims with prejudice.

Cowealth Medical

        On February 27, 2014, Cowealth Medical Holding Co., Ltd. ("Cowealth"), Accuray's former distributor in China, submitted a request for binding arbitration with the International Chamber of

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

Commerce International Court of Arbitration ("ICC") alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth's confidential information. Cowealth is seeking damages of approximately $170.0 million and injunctive relief. Accuray has filed counterclaims for damages of approximately $35.0 million. Accuray's answer and counterclaim were submitted to the ICC on May 12, 2014, and Cowealth served its reply on June 27, 2014. A hearing was held in Hong Kong between January 26, 2015 and February 6, 2015. The parties filed closing submissions and reply closing submissions in March 2015. The Company expects the arbitrator to render a decision sometime between October 2015 and February 2016. We are unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

9. Stockholders' Equity

        At June 30, 2015, the Company had 13.2 million and 21.6 million shares of common stock reserved for future issuance to the holders of the 3.75% Convertible Senior Notes and 3.50% Convertible Senior Notes (including Series A Convertible Senior Notes), respectively, and had 12.2 million shares of common stock reserved for issuance under the stock incentive plans and the employee stock purchase plan.

10. Stock Incentive Plan and Employee Stock Purchase Plan

        As of June 30, 2015, the Company had two outstanding stock incentive plans: the 2007 Stock Incentive Plan, or the 2007 Plan; and the 1998 Stock Incentive Plan, or the1998 Plan. The 2007 Plan permits the granting of stock options, restricted stock awards, or RSAs and restricted stock units, or RSUs. The vesting of RSUs under the 2007 Plan may be time-based (over the requisite service period), performance-based, or PSUs or market-based, or MSUs. Only employees of the Company are eligible to receive incentive stock options. Non-employees may be granted non-qualified options.

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

        As of June 30, 2015, the 1998 Plan continued to remain in effect; however, the Company can no longer make equity awards under the plan.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        The following table summarizes the share-based compensation charges included in the Company's consolidated statements of operations and comprehensive loss (in thousands):

	Years ended June 30,
	2015	2014	2013
Cost of revenue	$1,874	$1,912	$1,498
Research and development	2,971	2,585	1,949
Selling and marketing	2,945	2,059	1,121
General and administrative	6,140	4,757	3,648

	$13,930	$11,313	$8,216

        For the years ended June 30, 2014 and 2013, the Company capitalized share-based compensation costs of $0.5 million and $0.6 million, respectively, as components of inventory. The amount capitalized for the year ended June 30, 2015 was immaterial.

  Stock Options

        The Company did not grant any stock options in the years ended June 30, 2015 and 2014. The Company used the Black-Scholes option pricing model to measure the fair value of stock options grants. During the year ended June 30, 2013 the following weighted average assumptions were used:

Year Ended June 30,
2013
Risk-free interest rate	0.87% - 1.15%
Dividend yield	—
Expected life	6.25
Expected volatility	52.7% - 63.2%

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        A summary of option activity under the Company's Incentive Plan during the fiscal years is presented below (in thousands, except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2012	7,873	$7.00	5.57	$12,359
Options granted	1,250	$6.54
Options exercised	(1,515)	$2.77
Options forfeited/expired	(2,764)	$8.86

Balance at June 30, 2013	4,844	$7.15	6.17	$2,771
Options granted	—	$—
Options exercised	(1,062)	$5.01
Options forfeited/expired	(573)	$9.49

Balance at June 30, 2014	3,209	$7.44	5.38	$8,251
Options granted	—	$—
Options exercised	(529)	$4.84
Options forfeited/expired	(143)	$8.72

Balance at June 30, 2015	2,537	$7.91	5.10	$1,862

Vested or Expected to vest at June 30, 2015	2,537	$7.91	5.10	$1,862

Exercisable at June 30, 2015	2,208	$8.18	4.78	$1,634

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the Company's common stock on June 30, 2015 of $6.74 and the exercise price of the options) that would have been received by option holders if all options exercisable had been exercised on June 30, 2015. The total intrinsic value of options exercised in the years ended June 30, 2015, 2014 and 2013 was approximately $1.4 million, $3.8 million and $4.5 million, respectively.

        During the years ended June 30, 2015, 2014 and 2013, the Company recognized $1.1 million, $1.7 million and $2.9 million, respectively, of share-based compensation expense for stock options granted to employees. The weighted average fair value of options granted was $3.48 per share for the year ended June 30, 2013.

        Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2015, 2014 and 2013.

        As of June 30, 2015, there was approximately $1.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 1.26 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        The following table summarizes information about outstanding and exercisable options at June 30, 2015 (in thousands, except years and exercise prices):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.00 - 4.01	340	6.31	4.01	306	4.01
$4.23 - 5.68	395	4.69	5.28	355	5.35
$5.74 - 6.28	455	6.44	6.14	350	6.11
$6.32 - 6.58	292	4.58	6.47	278	6.48
$6.63 - 6.90	105	4.43	6.70	104	6.67
$6.96	364	7.21	6.96	239	6.96
$7.06 - 10.36	296	3.46	8.86	286	8.92
$13.05 - 22.70	175	2.18	16.07	175	16.07
$28.47	115	1.61	28.47	115	28.47

Total Outstanding	2,537	5.10	7.91	2,208	$8.18

  Restricted Stock

        The following table summarizes the activity of RSUs, PSUs and MSUs:

Unvested Restricted Stock	Restricted Stock Units (000's)	Performance Stock Units (000's)	Market Stock Units (000's)	Total Number of Shares Underlying Stock Awards (000's)	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2012	1,210	888	—	2,098	$5.16
Granted	2,200	36	426	2,662	5.52
Vested	(526)	(18)	—	(544)	5.18
Cancelled/Forfeited	(460)	(350)	(19)	(829)	5.18

Unvested at June 30, 2013	2,424	556	407	3,387	5.66
Granted	2,125	70	735	2,930	7.28
Vested	(888)	(25)	—	(913)	8.70
Cancelled/Forfeited	(545)	(576)	(336)	(1,457)	5.44

Unvested at June 30, 2014	3,116	25	806	3,947	6.24
Granted	1,679	20	513	2,212	6.77
Vested	(1,150)	(25)	—	(1,175)	6.73
Cancelled/Forfeited	(320)	—	(181)	(501)	6.20

Unvested at June 30, 2015	3,325	20	1,138	4,483	$6.86

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        As of June 30, 2015, there was approximately $17.7 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted average period of 2.21 years.

Restricted Stock Units

        The Company recognized $7.9 million, $6.4 million and $3.6 million of share-based compensation expense, net of estimated forfeitures, related to RSUs during the years ended June 30, 2015, 2014 and 2013. The weighted average grant date fair value per share of RSUs was $6.79, $7.32 and $5.89 for the years ended June 30, 2015, 2014 and 2013, respectively. As of June 30, 2015, there was approximately $15.5 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs. The aggregate fair market value of RSUs that vested during the year ended June 30, 2015 was $8.1 million.

        The Company recognized $0.3 million of share-based compensation expense during the year ended June 30, 2013, related to RSAs assumed in connection with the acquisition of TomoTherapy. The expense recognized in fiscal 2015 and 2014 was immaterial.

Performance Stock Units

        During fiscal 2012, the Compensation Committee approved the grant of 1.0 million PSUs to certain employees of the Company. The PSUs were cancelled in fiscal 2014 as it was determined that the Company did not achieve the requisite performance targets. The Compensation Committee approved the grant of 20,000, 70,000 and 36,000 PSUs to select employees of the Company in the years ended June 30, 2015, 2014 and 2013, respectively. Of these PSUs, 25,000, 25,000 and 18,000 vested in the years ended June 30, 2015, 2014 and 2013, respectively, due to the achievement of the requisite performance targets while zero, 38,000 and zero were cancelled in the years ended June 30, 2015, 2014 and 2013, respectively.

        The Company recognized $0.2 million and $0.1 million of share-based compensation expense, net of estimated forfeitures, related to PSUs during the years ended June 30, 2015 and 2014, respectively. The expense recognized during the year ended June 30, 2013 was immaterial.

Market Stock Units

        The Compensation Committee approved the performance equity program, referred to as the market stock unit program, or MSU program, in October 2012. The Company's MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company's total stockholder return match or exceed that of the Russell 2000. Based on a sliding scale of how much the Company's total stockholder return outperforms the Russell 2000 benchmark, the participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods. The Company uses a Monte-Carlo simulation to calculate the fair value of the award on the grant date. The Company recognized $3.4 million, $1.8 million and $0.3 million of share-based compensation expense, net of estimated forfeitures, related to MSUs during the years ended June 30, 2015, 2014 and 2013, respectively. The weighted average grant date fair value per share of MSUs was $6.64, $7.18 and $5.39 for the years ended June 30, 2015, 2014 and 2013, respectively. As of June 30, 2015, there was approximately $2.2 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs. There were no vested MSUs and 0.2 million MSUs cancelled in fiscal 2015 as the performance targets were not certified by the Compensation Committee. Subsequent to fiscal 2015 year-end, the

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

Compensation Committee certified the achievement of the performance targets for 0.4 million shares related to the first tranche of the fiscal 2014 grants which achieved 132% of target. There were no vested MSUs and 0.2 million of MSUs were cancelled in fiscal 2014 as the performance targets were not achieved for the first measurement period. Assuming 100% performance target will be achieved, 0.6 million and 0.5 million of MSUs will vest by the end of fiscal 2016 and 2017, respectively.

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

        The Company estimates the fair value of ESPP shares at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions were as follows:

	Years Ended June 30,
	2015	2014	2013
Risk-free interest rate	0.07% - 0.26%	0.06% - 0.13%	0.07% - 0.14%
Dividend yield	—	—	—
Expected life	0.5 - 1.0	0.5 - 1.0	0.50
Expected volatility	27.1% - 41.3%	27.5% - 46.5%	40.3% - 53.7%

        The risk-free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period; expected volatility was based on the historical volatility of the Company's common stock; and the expected term was based upon the offering period of the ESPP. For the years ended June 30, 2015, 2014 and 2013, the Company recognized $1.3 million, $1.3 million and $1.3 million, respectively, of compensation expense related to its ESPP.

        The Company issued 0.7 million shares under the ESPP in fiscal 2015 and 2014, respectively, at a weighted average price per share of $5.61 and $5.44, respectively. As of June 30, 2015, total unrecognized compensation cost related to the ESPP plan was $0.6 million, which the Company expects to recognize over a weighted average period of 0.6 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

        Loss before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2015	2014	2013
Domestic	$(46,178)	$(42,485)	$(103,964)
Foreign	8,388	10,125	10,176

Total worldwide	$(37,790)	$(32,360)	$(93,788)

        The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	33	78	(21)
Foreign	1,722	2,918	2,647

Total current	1,755	2,996	2,626
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	664	92	947

Total deferred	664	92	947

Total provision for income taxes	$2,419	$3,088	$3,573

        Income tax payable was $0.4 million, $2.0 million and $1.2 million at June 30, 2015, 2014 and 2013, respectively. A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2015	2014	2013
U.S. federal taxes (benefit):
At federal statutory rate	$(13,226)	$(11,326)	$(32,826)
State tax, net of federal benefit	33	78	(21)
Stock-based compensation expense	579	332	4,061
Change in valuation allowance	14,744	13,997	33,454
Credits	(79)	(114)	(1,272)
Other	779	640	69
Foreign taxes	(411)	(519)	108

Total	$2,419	$3,088	$3,573

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets were as follows (in thousands):

	June 30,
	2015	2014
Deferred tax assets:
Federal and state net operating losses	$118,998	$116,734
Accrued expenses and reserves	6,110	6,410
Deferred revenue	2,721	1,217
Credits	17,022	16,686
Share-based compensation expense	5,964	5,391
Capitalized research and development	3,959	—
Unicap	1,749	1,710
Other	372	897

Total deferred tax assets	156,895	149,045
Deferred tax liabilities:
Debt discount	(4,318)	(7,087)
Fixed assets/intangibles	(4,846)	(8,268)

Total deferred tax liabilities	(9,164)	(15,355)
Valuation allowance	(147,722)	(133,039)

Net deferred tax assets	$9	$651

        The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of June 30, 2015 was $20.3 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

        As of June 30, 2015 the Company had approximately $329.6 million and $157.5 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2019 for federal and 2016 for state purposes. Such net operating loss carryforwards include excess tax benefits from employee stock option exercises which, in accordance with guidance for income tax accounting, have not been recorded within the Company's deferred tax asset balances. The Company will record approximately $3.9 million as a credit to additional paid-in capital as and when such excess benefits are ultimately realized.

        In addition, as of June 30, 2015, the Company had federal and state research and development tax credits of approximately $16.3 million and $16.5 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits began to expire in 2016.

        Utilization of the Company's net operating loss and credit carryforwards is subject to annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

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

        The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2015	2014	2013
Balance at beginning of year	$17,169	$16,749	$15,147
Tax positions related to current year:
Additions	726	1,489	1,781
Tax positions related to prior years:
Additions	29	—	564
Reductions	(901)	(1,069)	(743)

Balance at end of year	$17,023	$17,169	$16,749

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior years tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates that except for $0.4 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2015, the amount of gross unrecognized tax benefits was $17.0 million of which $10.5 million would affect the Company's effective tax rate if realized.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2015 and 2014, the Company had approximately $0.9 million and $0.7 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        The Company files income tax returns in the United States federal, various states and foreign jurisdictions. Due to attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 1999 and forward. The material foreign jurisdictions are France, Switzerland, and Japan, whose tax years remain open from 2011, 2009, and 2009, respectively.

        The Company is also subject to periodic examination of its income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases the Company has received additional tax assessments which have not been significant. Currently, the Company is under audit by the German tax authorities which is not expected to have a material impact on the results of operations.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Other Income (Expense), Net

        Other income (expense), net consisted of the following (in thousands):

	Years Ended June 30,
	2015	2014	2013
Interest expense on convertible notes	$(16,518)	$(14,287)	$(10,378)
Foreign currency transaction loss	(2,551)	(91)	(2,503)
Other	448	162	(252)

Total other expense, net	$(18,621)	$(14,216)	$(13,133)

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

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

        In April 2014, through a series of transactions, the Company refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes with approximately

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

$70.3 million aggregate principal amount of the Company's new 3.50% Series A Convertible Senior Notes due 2018 (the "3.50% Series A Convertible Notes").

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

        In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the consolidated balance sheet as of June 30, 2015.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

        The following table presents the carrying values of all Convertible Notes as of June 30, 2015 (in thousands):

	3.75% Notes	3.50% Notes	3.50% Series A Notes	TOTAL
Carrying amount of the equity conversion component	$23,189	$—	$7,844	$31,033

Principal amount of the Convertible Notes	$100,000	$44,654	$70,346	$215,000
Unamortized debt discount	(6,261)	—	(5,886)	(12,147)

Net carrying amount	$93,739	$44,654	$64,460	$202,853

        As of June 30, 2015, the remaining period over which the unamortized debt discount of the 3.75% Convertible Notes will be amortized is 13 months using an effective interest rate of 10.9%; the remaining amortization period of the 3.50% Series A Convertible Notes is 31 months using an effective interest rate of 7.10%.

        A summary of interest expense on all Convertible Notes is as follows (in thousands):

	Year ended June 30,
	2015	2014	2013
Interest expense related to contractual interest coupon	$7,774	$7,774	$5,292
Interest expense related to amortization of debt discount	7,241	5,105	4,302
Interest expense related to amortization of debt issuance costs	1,503	1,408	784

	$16,518	$14,287	$10,378

14. Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.3 million, $2.1 million and $2.3 million to the 401(k) Plan during the years ended June 30, 2015, 2014 and 2013, respectively.

15. Defined Benefit Pension Obligation

        The Company has established a defined pension plan for its employees in the Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year-end measurement date for this plan. The unfunded liability of $1.7 million was recognized in long-term other liabilities in the accompanying balance sheet as of June 30, 2015. Actuarial loss of $1.0 million was recognized in other comprehensive income (loss) in fiscal 2015.

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

17. Quarterly Financial Data (unaudited)

        The following table provides the selected quarterly financial data for fiscal 2015 and 2014 (in thousands, except per share amounts):

	Quarters ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Net revenue	$82,381	$98,155	$97,515	$101,750
Gross profit	$27,801	$38,489	$38,660	$40,452
Net loss	$(21,650)	$(9,992)	$(2,967)	$(5,600)
Net loss per share—basic and diluted	$(0.28)	$(0.13)	$(0.04)	$(0.07)
Shares used in basic and diluted per share calculation	77,290	77,924	78,746	79,170

	Quarters ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net revenue	$76,641	$93,634	$97,144	$102,000
Gross profit	$26,478	$38,171	$39,704	$38,447
Net loss	$(15,533)	$(5,441)	$(4,665)	$(9,809)
Net loss per share—basic and diluted	$(0.21)	$(0.07)	$(0.06)	$(0.13)
Shares used in basic and diluted per share calculation	74,700	75,280	76,382	76,879

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2015.

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

(b)
Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013.

        Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2015, based upon the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013.

        Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included in Item 8 of this Annual Report on Form 10-K, on the effectiveness of our internal control over financial reporting as of June 30, 2015.

(c)
Changes in Internal Control over Financial Reporting

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Accuray Incorporated

        We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware Corporation) and subsidiaries (the "Company") as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2015, and our report dated August 28, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Francisco, California
August 28, 2015

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

        The information in our 2015 Proxy Statement regarding directors and executive officers appearing under the headings "Proposal One—Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        In addition, the information in our 2015 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

        The information in our 2015 Proxy Statement appearing under the headings "Executive Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Non-Employee Directors" and "Compensation Committee Interlocks and Insider Information" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2015 Proxy Statement appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2015 Proxy Statement appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information in our 2015 Proxy Statement appearing under the headings "Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
We have the filed the following documents as part of this report:

1.
Consolidated Financial Statements (as set forth in Item 8)

  2.
  Consolidated Financial Statement Schedules

        The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2015, 2014 and 2013 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

        All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

  3
  Exhibits

        The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
2.1	Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.	ARAY	S-1/A	333-138622	2.1	02/07/2007
2.2	Agreement and Plan of Merger, by and among Registrant, Jaguar Acquisition, Inc. and TomoTherapy Incorporated dated March 6, 2011.	ARAY	8-K	001-33301	2.1	03/07/2011
3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	8-K	001-33301	3.1	02/06/2013
3.2	Amended and Restated Bylaws of Registrant.	ARAY	8-K	001-33301	3.1	03/23/2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
4.1	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of August 1, 2011.	ARAY	10-Q	001-33301	10.1	11/08/2011
4.2	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of February 13, 2013.	ARAY	10-Q	001-33301	4.1	05/09/2013
4.3	Investors' Rights Agreement by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock, dated October 30, 2006.	ARAY	S-1	333-138622	4.2	11/13/2006
4.4	Form of Common Stock Certificate.	ARAY	S-1/A	333-138622	4.3	02/05/2007
4.5	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of April 24, 2014.	ARAY	8-K	001-33301	4.1	04/25/2014
10.1	Industrial Complex Lease by and between Registrant and MP Caribbean, Inc., dated July 14, 2003, as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S-1	333-138622	10.1	11/13/2006
10.2	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10-K	001-33301	10.1(a)	09/04/2007
10.3	Fourth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated September 18, 2007.	ARAY	10-Q	001-33301	10.3	02/04/2010

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.4		Fifth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated April 1, 2008.	ARAY	10-Q	001-33301	10.4	02/04/2010
10.5		Sixth Amendment to Industrial Complex Lease by and between the Registrant and I & G Caribbean, Inc., dated December 18, 2009.	ARAY	10-Q	001-33301	10.5	02/04/2010
10.6		Seventh Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated June 20, 2014.	ARAY	8-K	001-33301	10.1	06/24/2014
10.7		Standard Industrial Lease by and between Registrant and The Realty Associates Fund III, L.P., effective as of June 30, 2005.	ARAY	S-1	333-138622	10.2	11/13/2006
10.8	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.3	11/13/2006
10.9	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.4	11/13/2006
10.10	*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10-K	001-33301	10.8	09/19/2011
10.11	*	Accuray Incorporated 2007 Employee Stock Purchase Plan, as amended.	ARAY	10-Q	001-33301	10.2	05/07/2014
10.12	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10-Q	001-33301	10.7	05/10/2011
10.13	‡	Nonexclusive End-User Software License Agreement by and between Registrant and The Regents of the University of California, dated September 9, 2005.	ARAY	S-1	333-138622	10.18	11/13/2006

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.14	‡	License Agreement by and between Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of July 9, 1997.	ARAY	S-1	333-138622	10.19	11/13/2006
10.15	*	Accuray Incorporated Performance Bonus Plan, as amended on August 27, 2014.	ARAY	10-Q	001-33301	10.1	11/07/2014
10.16		Lease Agreement by and between TomoTherapy Incorporated and Old Sauk Trails Park Limited Partnership, dated January 26, 2005.	TOMO	S-1	333-140600	10.13	02/12/2007
10.17		Lease Agreement, dated October 28, 2005, between TomoTherapy Incorporated and Adelphia, LLC.	TOMO	S-1	333-140600	10.14	02/12/2007
10.18		TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.1	06/17/2011
10.19		TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.2	06/17/2011
10.20		TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.3	06/17/2011
10.21		Development and OEM Supply Agreement by and between TomoTherapy Incorporated and Analogic Corporation, dated January 27, 2003.	TOMO	S-1/A	333-140600	10.11	04/16/2007
10.22		License Agreement 98-0228, dated February 22, 1999, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation.	TOMO	S-1/A	333-140600	10.4	04/19/2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.23		Amendment to License Agreement 90-0228, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation, dated April 16, 2007.	TOMO	S-1	333-146219	10.31	09/21/2007
10.24		Amendment to License Agreement 90-0228 between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation, dated December 16, 2008.	TOMO	8-K	001-33452	10.2	12/30/2008
10.25		Amendment to Lease between Registrant and OAW Orleans 1310, LLC, as successor to The Realty Associates Fund III, L.P., dated April 12, 2011.	ARAY	10-K	001-33301	10.54	09/19/2012
10.26	*	Employment Agreement, by and between Joshua H. Levine and the Registrant, dated October 12, 2012.	ARAY	8-K	001-33301	10.1	10/17/2012
10.27	*	General Release and Separation Agreement by and between the Registrant and Euan S. Thomson, Ph.D., dated October 27, 2012.	ARAY	10-Q	001-33301	10.2	02/06/2013
10.28	*	Consulting Services Agreement by and between Registrant and Euan S. Thomson, Ph.D., dated October 27, 2012.	ARAY	10-Q	001-33301	10.3	02/06/2013
10.29	*	Renewal Executive Employment Agreement by and between the Registrant and Derek Bertocci, dated January 1, 2013.	ARAY	10-Q	001-33301	10.1	05/09/2013
10.30	*	Renewal Executive Employment Agreement by and between the Registrant and Joshua H. Levine, dated January 1, 2015.	ARAY	10-Q	001-33301	10.1	05/07/2015
10.31	*	Renewal Executive Employment Agreement by and between the Registrant and Gregory Lichtwardt, dated January 1, 2015.	ARAY	10-Q	001-33301	10.2	05/07/2015

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.32	*	Renewal Executive Employment Agreement by and between the Registrant and Kelly Londy, dated January 1, 2015.	ARAY	10-Q	001-33301	10.3	05/07/2015
10.33		Renewal Executive Employment Agreement by and between the Registrant and Alaleh Nouri, dated January 1, 2015.	ARAY	10-Q	001-33301	10.4	05/07/2015
10.34		Executive Employment Agreement by and between the Registrant and Alaleh Nouri, dated August 1, 2014.	ARAY	8-K	011-33301	10.1	08/06/2014
10.35		Eighth Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated October 31, 2014.	ARAY	10-Q	011-33301	10.1	02/06/2015
10.36		Form of Note Exchange Agreement.	ARAY	8-K	001-33301	10.1	04/18/2014
21.1		List of subsidiaries.						X
23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.						X
24.1		Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).						X
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.						X
99.1	*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	ARAY	8-K	001-33301	99.2	09/02/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
99.2	*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	ARAY	8-K	001-33301	99.1	09/02/2014
99.3	*	Form of Stock Option Grant Notice and Stock Option Agreement.	ARAY	8-K	001-33301	99.3	11/23/2011
99.4	*	Form of Market Stock Unit Grant Notice and Award Agreement.	ARAY	8-K	001-33301	99.1	10/17/2012
99.5	*	Form of 2014 Market Stock Unit Grant Notice and Award Agreement	ARAY	8-K	001-33301	99.1	09/27/2013
99.6	*	Form of 2015 Market Stock Unit Grant Notice and Award Agreement	ARAY	8-K	001-33301	99.3	09/02/2014
101.INS		XBRL Instance Document						X
101.SCH		XBRL Taxonomy Extension Schema Document						X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document						X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document						X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document						X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document						X

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 28th day of August 2015.

ACCURAY INCORPORATED
By:	/s/ JOSHUA H. LEVINE Joshua H. Levine President and Chief Executive Officer
By:	/s/ GREGORY E. LICHTWARDT Gregory E. Lichtwardt Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Joshua H. Levine and Gregory E. Lichtwardt, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys- in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ JOSHUA H. LEVINE Joshua H. Levine	President and Chief Executive Officer and Director (principal executive officer)	August 28, 2015
/s/ GREGORY E. LICHTWARDT Gregory E. Lichtwardt	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	August 28, 2015
/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Chairperson of the Board and Director	August 28, 2015

Signature	Title	Date

/s/ ELIZABETH DAVILA Elizabeth Dávila	Vice Chairperson of the Board and Director	August 28, 2015
/s/ JACK GOLDSTEIN, PH.D. Jack Goldstein, Ph.D.	Director	August 28, 2015
/s/ RICHARD R. PETTINGILL Richard R. Pettingill	Director	August 28, 2015
/s/ EMAD RIZK, M.D. Emad Rizk, M.D.	Director	August 28, 2015
/s/ ROBERT S. WEISS Robert S. Weiss	Director	August 28, 2015
/s/ DENNIS WINGER Dennis Winger	Director	August 28, 2015