Form 10-Q
period 2015-09-30
ACCURAY INC
filed 2015-11-05
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 28, 2015, there were 79,869,955 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended September 30, 2015

PART I.  FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	September 30,	June 30,
	2015	2015 (1)
Assets
Current assets:
Cash and cash equivalents	$85,584	$79,551
Short-term investments	67,513	64,306
Restricted cash	3,795	3,734
Accounts receivable, net of allowance for doubtful accounts of $745 and $709 as of September 30, 2015 and June 30, 2015, respectively	56,636	77,727
Inventories	113,798	106,151
Prepaid expenses and other current assets	16,527	15,991
Deferred cost of revenue	6,799	6,869
Total current assets	350,652	354,329
Property and equipment, net	29,482	31,829
Goodwill	57,965	58,054
Intangible assets, net	13,576	15,564
Deferred cost of revenue	2,264	1,500
Other assets	7,863	8,695
Total assets	$461,802	$469,971
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,652	$13,096
Accrued compensation	18,377	21,934
Other accrued liabilities	22,503	18,720
Short-term debt	95,134	—
Customer advances	22,949	19,385
Deferred revenue	90,719	96,780
Total current liabilities	263,334	169,915
Long-term liabilities:
Long-term other liabilities	10,761	10,934
Deferred revenue	13,938	10,489
Long-term debt	109,639	202,853
Total liabilities	397,672	394,191
Commitment and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2015 and June 30, 2015 respectively; issued and outstanding: 79,864,804 and 79,477,838 shares at September 30, 2015 and June 30, 2015, respectively	80	79
Additional paid-in capital	473,025	471,430
Accumulated other comprehensive loss	(646)	(426)
Accumulated deficit	(408,329)	(395,303)
Total stockholders’ equity	64,130	75,780
Total liabilities and stockholders’ equity	$461,802	$469,971

(1)         The condensed consolidated balance sheet at June 30, 2015 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net revenue:
Products	$39,995	$33,015
Services	49,636	49,366
Total net revenue	89,631	82,381
Cost of revenue:
Cost of products	23,017	20,665
Cost of services	32,716	33,915
Total cost of revenue	55,733	54,580
Gross profit	33,898	27,801
Operating expenses:
Research and development	14,296	14,149
Selling and marketing	13,417	17,974
General and administrative	13,416	10,950
Total operating expenses	41,129	43,073
Loss from operations	(7,231)	(15,272)
Other expense, net	(5,091)	(5,461)
Loss before provision for income taxes	(12,322)	(20,733)
Provision for income taxes	704	917

Net loss	$(13,026)	$(21,650)

Net loss per share — basic and diluted	$(0.16)	$(0.28)

Weighted average common shares used in computing loss per share
Basic and diluted	79,760	77,290

Net loss	$(13,026)	$(21,650)
Foreign currency translation adjustment	(258)	(442)
Unrealized gain (loss) on investments, net of tax	38	(141)
Comprehensive loss	$(13,246)	$(22,233)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(13,026)	$(21,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,559	4,978
Share-based compensation	2,514	3,273
Amortization of debt issuance costs	403	363
Amortization and accretion of discount and premium on investments	270	266
Accretion of interest on debt	1,920	1,759
Recovery of (provision for) bad debt, net	36	(127)
Provision for write-down of inventories	424	259
Loss on disposal of property and equipment	8	—
Changes in assets and liabilities:
Accounts receivable	20,902	17,726
Inventories	(7,193)	(13,147)
Prepaid expenses and other assets	(65)	3,233
Deferred cost of revenue	(704)	1,468
Accounts payable	710	9
Accrued liabilities	(13)	(13,237)
Customer advances	3,609	751
Deferred revenue	(2,098)	(643)
Net cash provided by (used in) operating activities	12,256	(14,719)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(1,544)	(2,691)
Purchases of investments	(15,439)	(45,739)
Sales and maturities of investments	12,000	79,470
Net cash (used in) provided by investing activities	(4,983)	31,040
Cash Flows From Financing Activities
Proceeds from employee stock plans	1,034	1,886
Taxes paid related to net share settlement of equity awards	(1,060)	—
Net cash (used in) provided by financing activities	(26)	1,886
Effect of exchange rate changes on cash and cash equivalents	(1,214)	(3,258)
Net increase in cash and cash equivalents	6,033	14,949
Cash and cash equivalents at beginning of period	79,551	92,346
Cash and cash equivalents at end of period	$85,584	$107,295

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2016, for any other interim period or for any future year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2015. The Company’s significant accounting policies are described in Note 2 to those audited consolidated financial statements and there have been no material changes to such policies.

Recent Accounting Standard Update Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, FASB approved a one-year deferral of the effective period for ASU 2014-09. The standard will be effective for the Company for the first quarter of fiscal 2019, but entities will be permitted to early adopt the standard as of the original effective date, which would be the first quarter of fiscal 2018 for the Company. The Company may adopt either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company has not yet selected a transition method, has not yet determined whether it will select early adoption and is currently evaluating the impact of pending adoption of ASU 2014-09 on its consolidated financial statements and related disclosures.

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

Concentration of Credit and Other Risks

The Company’s cash, cash equivalents and investments are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and does not believe that it is exposed to any significant risk of loss on these balances.

For the three months ended September 30, 2015, there was one customer that represented 15% of total net revenue.  For the three months ended September 30, 2014, there were no customers that represented 10% or more of total net revenue. One customer accounted for 17% and 18% of the Company’s total accounts receivable as of September 30, 2015 and June 30, 2015, respectively.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Numerator:
Net loss used in computing net loss per share	$(13,026)	$(21,650)
Denominator:
Weighted average shares used in computing basic and diluted loss per share	79,760	77,290

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”), the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”) and the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 (together, the “Convertible Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive. For the three months ended September 30, 2015 and 2014, the potentially dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2015	2014
Stock options	2,458	3,032
RSUs, PSUs and MSUs	4,095	4,024
3.50% Convertible Notes	8,378	8,378
3.50% Series A Convertible Notes	—	3,352
	14,931	18,786

Outstanding Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.75% Convertible Notes and 3.50% Series A Convertible Notes, totaling approximately 10.6 million shares and 13.2 million shares, respectively, were not included in the potentially diluted share count table above. The Company’s average stock price did not exceed the conversion price of the 3.75% Convertible Notes as of September 30, 2015 and 2014. The zero and 3.4 million potentially dilutive shares of the 3.50% Series A Convertible Notes as of September 30, 2015 and 2014, respectively, included in the table above represent the premium over the principal amount due to the higher average share price above the conversion price. The number of premium shares included in the Company’s diluted share count will vary with fluctuations in the Company’s share price. Higher actual share prices result in a greater number of premium shares.

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Americas	$45,290	$38,478
Europe, Middle East, India and Africa	23,034	30,937
Asia-Pacific (excluding Japan and India)	16,982	4,882
Japan	4,325	8,084
Total	$89,631	$82,381

Information regarding geographic areas in which the Company has long lived tangible assets is as follows (in thousands):

	September 30,	June 30,
	2015	2015
Americas	$25,980	$28,182
Europe, Middle East, India and Africa	793	929
Asia-Pacific (excluding Japan and India)	527	455
Japan	2,182	2,263
Total	$29,482	$31,829

2. Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $2.0 million and $1.6 million at September 30, 2015 and June 30, 2015, respectively and are included in Other Assets in the consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of September 30, 2015 and June 30, 2015, respectively, as revenue is recognized on a cash basis for these receivables.

Inventories

Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2015	2015
Raw materials	$50,336	$46,356
Work-in-process	17,802	15,445
Finished goods	45,660	44,350
Inventories	$113,798	$106,151

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	June 30,
	2015	2015
Furniture and fixtures	$4,677	$4,674
Computer and office equipment	12,085	11,808
Software	11,088	10,992
Leasehold improvements	20,898	19,428
Machinery and equipment	48,750	47,031
Construction in progress	4,097	8,273
	101,595	102,206
Less: Accumulated depreciation	(72,113)	(70,377)
Property and equipment, net	$29,482	$31,829

Depreciation expense related to property and equipment for the three months ended September 30, 2015 and 2014 was $2.6 million and $3.0 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months	Year
	Ended	Ended
	September 30,	June 30,
	2015	2015
Balance at the beginning of the period	$58,054	$58,091
Currency translation	(89)	(37)
Balance at the end of the period	$57,965	$58,054

In the second quarter of fiscal 2015, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.  In the three months ended September 30, 2015, there were no indicators of impairment.

Intangible Assets

The Company’s unamortized intangible assets associated with completed acquisitions at September 30, 2015 and June 30, 2015 are as follows (in thousands):

		September 30, 2015			June 30, 2015
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
(in years)
Developed technology	5 — 6	$46,746	$(33,170)	$13,576	$46,700	$(31,136)	$15,564

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2015 and June 30, 2015.

Amortization expense related to intangible assets for the three months ended September 30, 2015 and 2014 was $2.0 million and $2.0 million, respectively.

The estimated future amortization expense of purchased intangible assets as of September 30, 2015 is as follows (in thousands):

Year Ending June 30,	Amount
2016 (remaining 9 months)	$5,965
2017	7,568
2018	43
$13,576

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	September 30, 2015
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$84,458	$—	$—	$84,458	$—
Level 1
Money market funds	1,126	—	—	1,126	—
	1,126	—	—	1,126	—
Level 2
Commercial paper	11,991	—	—	—	11,991
U.S. Agency securities	25,000	6	(2)	—	25,004
Non-U.S. government securities	1,500	—	—	—	1,500
Corporate notes	29,060	3	(45)	—	29,018
	67,551	9	(47)	—	67,513
Total	$153,135	$9	$(47)	$85,584	$67,513

	June 30, 2015
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$73,444	$—	$—	$73,444	$—
Level 1
Money market funds	6,107	—	—	6,107	—
	6,107	—	—	6,107	—
Level 2
Commercial paper	11,989	—	—	—	11,989
U.S. Agency securities	21,999	6	(14)	—	21,991
Non-U.S. government securities	1,504	—	(3)	—	1,501
Corporate notes	28,891	—	(66)	—	28,825
	64,383	6	(83)	—	64,306
Total	$143,934	$6	$(83)	$79,551	$64,306

The Company’s Level 2 investments in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of September 30, 2015. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. As of September 30, 2015, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended September 30, 2015.

Contractual maturities of available-for-sale securities at September 30, 2015 were as follows (in thousands):

	September 30, 2015
	Amortized Cost	Fair Value
Due in 1 year or less	$55,551	$55,529
Due in 1-2 years	12,000	11,984
Due in 2-3 years	—	—
	$67,551	$67,513

The following table summarizes the carrying values and estimated fair values of our short-term and long-term debt (in thousands):

	September 30, 2015		June 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$95,134	$100,910	$93,739	$102,645
3.50% Convertible Notes	44,654	49,424	44,654	65,230
3.50% Series A Convertible Notes	64,985	77,861	64,460	102,760
Total	$204,773	$228,195	$202,853	$270,635

The short-term and long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

5. Commitments and Contingencies

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2015. There have been no material changes outside of the ordinary course of business in those obligations during the three months ended September 30, 2015.

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

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated (“Rotary Systems”), filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which component TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case and, on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary Systems’ amended complaint. TomoTherapy filed a motion for summary judgment on the trade secret claim, the court ruled in favor of TomoTherapy on December 5, 2013, and Rotary Systems appealed.  On December 22, 2014, the Minnesota Court of Appeals reversed the district court’s dismissal of Rotary Systems’ trade secrets claim and remanded it to the district court but affirmed the dismissal of Rotary Systems’ other claims. In late October 2015, a final scheduling order was confirmed for the remanded claims.

Cowealth Medical

On February 27, 2014, Cowealth Medical Holding Co., Ltd. (“Cowealth”), Accuray’s former distributor in China, submitted a request for binding arbitration with the International Chamber of Commerce International Court of Arbitration (“ICC”) alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth’s confidential information. Cowealth is seeking damages of approximately $170.0 million and injunctive relief. Accuray has filed counterclaims for damages of approximately $35.0 million.  Accuray’s answer and counterclaim were submitted to the ICC on May 12, 2014, and Cowealth served its reply on June 27, 2014. A hearing was held in Hong Kong between January 26, 2015 and February 6, 2015. The parties filed closing submissions and reply closing submissions in March 2015.  On October 29, 2015, the ICC ruled that Accuray was liable for certain damages and awarded Cowealth approximately $3.4 million.  Interest on this amount will accrue at a rate of 5% per annum starting 30 days after the date of the award until payment. Accordingly, management has recorded a charge of $3.4 million for the first fiscal quarter ending September 30, 2015.  The ICC will subsequently issue a separate ruling as to legal costs and associated expenses; however, management does not believe the likelihood of an award of legal fees to Cowealth is probable or estimable as of September 30, 2015, so no additional amount has been recorded. Prior to the ruling of the ICC, no accrual was established in the Company’s consolidated financial statements because management did not believe the likelihood of an award of damages to Cowealth was probable or estimable.  In addition, the Company won several of its counterclaims including the right to be assigned the existing service contracts between Cowealth and Accuray customers, transfer to Accuray any regulatory clearances, licenses or permits obtained and held for the purposes of selling the CyberKnife System in China and deliver any consigned parts in their possession.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2015.

6. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,
	2015	2014
Cost of revenue	$389	$395
Research and development	549	894
Selling and marketing	644	651
General and administrative	932	1,333
	$2,514	$3,273

7. Debt

3.75% Convertible Senior Notes due August 2016

On August 1, 2011, the Company issued the 3.75% Convertible Notes to certain qualified institutional buyers, or QIBs. The 3.75% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or Rule 144A. The net proceeds from the $100 million offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $96.1 million. The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The 3.75% Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The 3.75% Convertible Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

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

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the 3.75% Convertible Notes. The principal amount of the liability component of the 3.75% Convertible Notes was $75.9 million as of the date of issuance based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component is being accreted to the principal amount of the 3.75% Convertible Notes using the effective interest method over five years.

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

In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the consolidated balance sheet as of September 30, 2015.

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

The following table presents the carrying values of all Convertible Notes as of September 30, 2015 (in thousands):

	3.75% Notes	3.50% Notes	3.50% Series A Notes	TOTAL

Carrying amount of the equity conversion component	$23,189	$—	$7,844	$31,033
Principal amount of the Convertible Notes	$100,000	$44,654	$70,346	$215,000
Unamortized debt discount	(4,866)	—	(5,361)	(10,227)
Net carrying amount	$95,134	$44,654	$64,985	$204,773

A summary of interest expense on the Convertible Notes is as follows (in thousands):

	Three months ended September 30,
	2015	2014
Interest expense related to contractual interest coupon	$1,945	$1,943
Interest expense related to amortization of debt discount	1,920	1,759
Interest expense related to amortization of debt issuance costs	403	363
	$4,268	$4,065

8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of net loss, unrealized gains and losses on available-for-sale investments, changes in foreign currency exchange rate translation and net changes related to defined benefit pension plan. These components are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period.

The components of accumulated other comprehensive loss in the equity section of the balance sheets are as follows (in thousands):

	September 30,	June 30,
	2015	2014
Net unrealized loss on short-term investments	$(38)	$(77)
Cumulative foreign currency translation gain	909	1,168
Defined benefit pension obligation	(1,517)	(1,517)
Accumulated other comprehensive loss	$(646)	$(426)

9. Subsequent Event

In February of 2014, Cowealth submitted a request for binding arbitration with the ICC alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth’s confidential information.  Cowealth was seeking damages of approximately $170.0 million and injunctive relief.

On October 29, 2015, the ICC ruled that Accuray was liable for certain damages and awarded Cowealth approximately $3.4 million, while denying Cowealth’s claim for injunctive relief.  As the legal matter arose before September 30, 2015, management recorded a charge of $3.4 million into accrued liabilities and general and administrative expenses.  No accrual had been recorded previously in the Company’s consolidated financial statements because management did not believe the likelihood of an award of damages to Cowealth was probable or estimable. Under the terms of the ICC Rules of Arbitration all awards are binding and cannot be appealed by either party. Further issues remain to be finalized in the arbitration, none of which will affect the binding outcome under the interim award. The ICC will subsequently issue a separate ruling as to legal costs and associated expenses; however, management does not believe the likelihood of an award of legal fees to Cowealth is probable or estimable as of the date of the financials, so no additional amount has been recorded.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2015 and results of operations for the three months ended September 30, 2015 and 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs and cancellations of contracts, the effects of our process improvements on age-outs, backlog and revenue; expected uses of cash during fiscal 2016; the anticipated drivers of our future capital requirements; the anticipated successful introduction of the MLC for the CyberKnife Systems, the timing of its release and its impact on our business; our expectations regarding the factors that will impact sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our belief that TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar and foreign currencies as well as our ability to mitigate such risks; and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including those risks discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2015 and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of care, with the aim of helping patients live longer, better lives. Our leading edge technologies, the CyberKnife® and TomoTherapy Systems®, are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image-guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving separate patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population.

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. The CyberKnife Systems are the only dedicated, full-body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It enables the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently only a small portion of the patients who develop tumors treatable with CyberKnife Systems are treated with these systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic diseases, like leukemia and lymphoma, which are not localized to an organ, but rather involve cells throughout the body. The addition of the multi-leaf collimator, or InCise MLC, now makes it faster and more efficient to treat a wider range of tumor types with the CyberKnife M6, including larger tumors and those with multiple sites of disease.

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

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. The TomoTherapy Systems are the only radiation therapy systems designed for image-guided intensity-modulated radiation therapy (IG-IMRT). The TomoTherapy H Series Systems come in configurations of TomoHTM, TomoHDTM and TomoHDATM. Based on a CT scanner platform, the systems provide continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to delivery highly accurate, individualized dose distributions which precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for patients. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung and head and neck cancers, in addition to complex treatments such as total marrow irradiation. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

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

Sale of Our Products

Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a signed sales contract that meets our backlog criteria (as discussed below) varies significantly and generally spans six months to two years. The time from receipt of a signed contract to revenue recognition is governed generally by the time required by the customer to build, renovate or prepare the treatment room for installation of the system.

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

Backlog

For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, Post Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $379.8 million as of September 30, 2015.

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

•                  For orders in our Latin America region, unless the system has already shipped and collection is reasonably assured, we request supporting evidence that the end customer has commenced construction to place our products if a site does not already exist; and

•                  Less than 2.5 years have passed since the contract met all the criteria above.

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems and related upgrades, due to factors outside of our control, we cannot provide assurance that we will convert backlog into recognized revenue. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations.  Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, changes to regulatory requirements, or other reasons. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out.  Contracts may age out for many reasons, including inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, inability to timely obtain licenses necessary for customer facilities or operation of our equipment among other reasons for delays. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact backlog. Generally, strengthening in the U.S. Dollar will negatively impact backlog.

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Net product orders are defined as gross product orders less cancellations, age-outs and foreign exchange adjustments.

	Three months ended September 30,
(Dollars in thousands)	2015	2014
Gross orders	$64,928	$58,763
Net orders	44,799	32,282
Order backlog at the end of the period	379,792	364,007

Gross orders increased by $6.2 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  This was a result of increased order volume; in the three months ended September 30, 2015, TomoTherapy System order volume increased 7% compared to the same prior year period and CyberKnife System order volume increased 40% compared to the same prior year period.

Net orders increased by $12.5 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, resulting from the increase in gross orders of $6.2 million plus an increase of $7.4 million due to foreign currency impacts.  Cancellations and age-outs were similar in the three months ended September 30, 2015 as the same period in prior year.

•                  Age-outs were $18.5 million and $17.8 million in the three months ended September 30, 2015 and 2014, respectively. The age-outs of $18.5 million for the three months ended September 30, 2015 includes $5.3 million of age-ins which represent orders that previously aged-out but have been taken to revenue in the current period.  There were no age-ins included in the age-out number for the three months ended September 30, 2014.

•                  Cancellations were $3.0 million and $2.6 million in the three months ended September 30, 2015 and 2014, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize this impact to our business.

•                  Currency impact was $7.4 million as order backlog was increased due to foreign currency impacts by $1.3 million in the three months ended September 30, 2015; whereas, foreign currency impacts resulted in decreased backlog of $6.1 million in the three months ended September 30, 2014.

Currently, we expect age-outs in the second quarter of this fiscal year to be consistent with prior year at a range of $15.0 to $19.0 million as compared to the $18.1 million in age-outs recorded during the three months ended December 31, 2014.  Between fiscal 2013 and 2015, we made changes to our order taking process, including increased oversight responsibility for and management of distributors and changes in timing as to when we enter some of our distributor orders into backlog.  We believe these changes will improve the quality of backlog over time and reduce the level of age-outs.

Results of Operations — Three months ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015		2014		2015-2014
(Dollars in thousands except percentages)	Amount	% (a)	Amount	% (a)	% change
Products	$39,995	45%	$33,015	40%	21%
Services	49,636	55	49,366	60	1
Net revenue	$89,631	100%	$82,381	100%	9%
Gross profit	$33,898	38%	$27,801	34%	22%
Products gross profit	16,978	42	12,350	37	37
Services gross profit	16,920	34	15,451	31	10
Research and development expenses	14,296	16	14,149	17	1
Selling and marketing expenses	13,417	15	17,974	22	(25)
General and administrative expenses	13,416	15	10,950	13	23
Other expense, net	5,091	6	5,461	7	(7)
Provision for income taxes	704	1	917	1	(23)
Net loss	$(13,026)	15%	$(21,650)	26%	(40)%

(a)         Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and sevices revenue.

Net Revenue

Product Net Revenue. Product net revenue increased by $7.0 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to an increase of $5.1 million in the number of CyberKnife and TomoTherapy systems taken to revenue in the current period as compared to prior year period.  In addition, upgrade and other revenue increased $1.9 million from the prior year period driven heavily by the demand for CyberKnife MLC upgrades.

Services Net Revenue. Services net revenue increased by $0.3 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase in services net revenue was primarily attributable to an increase in spare parts revenue.

Net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended
	September 30,
	2015	2014
Net revenue	$89,631	$82,381
Americas	50%	47%
Europe, Middle East, India and Africa	26%	37%
Asia-Pacific (excluding Japan and India)	19%	6%
Japan	5%	10%

Revenue derived from sales outside of the Americas region was $44.3 million and $43.9 million for the three months ended September 30, 2015 and 2014, respectively, and represented 50% and 53% of our net revenue during these periods.

Gross Profit

Overall gross profit for the three months ended September 30, 2015, increased $6.1 million, or 22%, as compared to the three months ended September 30, 2014. Product gross profit increased 37%, or $4.6 million, primarily due to the increase in systems taken to revenue resulting in a higher profit margin due to increased leveraging of certain fixed costs. Service gross profit increased 10%, or $1.5 million, which was caused by a combination of higher service revenues of $0.3 million and decreased service costs of $1.2 million.  The decrease in the service costs was driven by cost management of departmental spend due to lower headcount as compared to the same period in prior year.

Research and Development

Research and development expenses were $14.3 million in the three months ended September 30, 2015 as compared to $14.2 million in the three months ended September 30, 2014, which represents an increase of $0.1 million, or 1%. The increase was primarily due to consulting fees which increased $1.6 million as a result of a development project that started in the third fiscal quarter of 2015.  This increase was partially offset by decreased headcount related expenses of $1.1 million due to lower headcount as compared with prior period and a decrease in IT and facilities allocated expenses of $0.3 million due to the overall decrease in operating expenses as compared with prior period.

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2015 were $13.4 million as compared to $18.0 million for the three months ended September 30, 2014, which represents a decrease of $4.6 million, or 25%. The decrease is primarily due to a $2.3 million reduction in marketing and travel related expenses due to the timing of trade show costs associated with the American Society for Radiation Oncology (or “ASTRO”) which will take place in the second fiscal quarter of 2016; whereas, it took place in the first fiscal quarter of the prior year.  Headcount related expenses also decreased with reductions of $0.5 million in commissions due to several revenue deals with greater commission expense in the prior year and decreased salaries and benefits of $0.7 million due to lower headcount.  In addition, consulting fees decreased by $0.5 million due to fewer projects and other marketing expenses, such as grants, decreased by $0.3 million due to timing of projects.  Lastly, there were reductions of $0.2 million in IT and facilities allocated expenses due to a delay in capital spend and lower headcount.

General and Administrative

General and administrative expenses for the three months ended September 30, 2015 were $13.4 million as compared to $11.0 million for the three months ended September 30, 2014, which represents an increase of $2.4 million, or 22%. The increase was attributable to higher legal fees of $2.4 million which was driven by the damages of $3.4 million awarded to Cowealth from the binding arbitration with the ICC which we received October 29th, described in Note 5 and Note 8 to the financial statements. This award of damages was partially offset by lower department expenses for other ongoing defense and other costs for, among other things, the matters described in Note 5 to the financial statements.

Other Expense, Net

Other expense, net for the three months ended September 30, 2015 was $5.1 million as compared to $5.5 million for the three months ended September 30, 2014. Foreign currency losses decreased by $1.1 million despite the fact that the U.S. Dollar continued to strengthen in comparison to the EURO, Japanese Yen and the Swiss Franc, because more sales agreements and related receivables outside of the U.S. were denominated in U.S. Dollar than in the same period of the previous year. This increase was partially offset by losses on hedging activities of $0.7 million as compared to the same period in prior year due to increased hedging activities in the current year.

Provision for Incomes Taxes

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. Income tax expenses were $0.7 million for the three months ended September 30, 2015, compared to income tax expenses of $0.9 million for the three months ended September 30, 2014.  The decrease in tax expense of $0.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily related to a decrease in earnings of our foreign subsidiaries.

Liquidity and Capital Resources

At September 30, 2015, we had $85.6 million in cash and cash equivalents and $67.5 million in short-term investments, for a total of $153.1 million.  Also refer to Note 7, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

As of September 30, 2015, we had approximately $58.3 million of cash and cash equivalents at our foreign subsidiaries. The earnings of our foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources for the next twelve months and do not anticipate the need to repatriate the undistributed earnings of our foreign subsidiaries at September 30, 2015.

Our cash flows for the three months ended September 30, 2015 and 2014 are summarized as follows (in thousands):

	Three months ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$12,256	$(14,719)
Net cash (used in) provided by investing activities	(4,983)	31,040
Net cash (used in) provided by financing activities	(26)	1,886
Effect of exchange rate changes on cash and cash equivalents	(1,214)	(3,258)
Net increase in cash and cash equivalents	$6,033	$14,949

Cash Flows From Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2015 was $12.3 million, as compared to $14.7 million used in operating activities in the three months ended September 30, 2014. Net cash provided by operating activities in the three months ended September 30, 2015 was primarily related to:

•                  Net loss of $13.0 million;

•                  Net loss was offset by non-cash items of $10.1 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, recovery of doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Decrease in accounts receivable of $20.9 million as a result of collections on customer accounts in excess of billings resulting from significant sales transaction in the fourth fiscal quarter of 2015 that were collected in the first fiscal quarter of 2016;

•                  Increase in inventories of $7.2 million due to increase in purchases to support expected future sales and service needs;

•                  Decrease in prepaid expenses and other assets of $0.1 million primarily due to the settlement of value-add taxes of $1.6 million in foreign locations, a reduction in prepaid benefit costs of $0.5 million due to the timing of payments, and a decrease in prepaid maintenance of $0.5 million due to continued amortization partially offset by current period additions.  These decreases were partially offset by an increase of $1.2 million in prepaid commissions due payment for orders taken in the prior quarter, an increase of $1.0 million in prepaid insurance related to various insurance renewals in September 2015 of $1.5 million offset by continued amortization of $0.5 million and an increase of $0.3 million in short-term other receivables due to additional tax refunds and other pre-payments;

•                  Decrease in deferred revenue of $2.1 million primarily due to the timing of post-contract service contracts in the Americas and EIMEA regions;

•                  Increase in deferred cost of revenue of $0.7 million primarily due to the timing of inventory transfers to customers;

•                  Increase in accounts payable of $0.7 million primarily due to an increase in inventory purchasing activities in the first fiscal quarter of 2016;

•                  Slight decrease in accrued liabilities of 13,000 primarily related to accrued compensation with the bonus accrual reduction of $2.7 million due to bonus payments related to fiscal year 2015 made in the first fiscal quarter of 2016 offset by additional accrual for bonuses for the three months ended September 30, 2015. Additionally, there was a decrease in accrued severance of $0.8 million due to severance payments made in the first fiscal quarter of 2016 for terminations from fiscal 2015.  These decreases were partially offset by an increase in legal accrual of $3.4 million due to the award of damages related to the Cowealth litigation as described in Footnotes 5 and 8 to our consolidated financial statements; and

•                  Increase in customer advances of $3.6 million due mainly to payments received for future revenue deliverables;

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

•                  Increase in inventories of $13.1 million to support expected future sales;

•                  Decrease in prepaid expenses and other assets of $3.2 million primarily due to the reduction of prepaid taxes of $2.7 million mostly in foreign locations due to settlements, and the transfer of non-current receivable of $2.7 million to a current accounts receivable account. This decrease was offset by an increase in prepaid insurance balance of $1.0 million due to the timing of payments, as well as an increase in prepaid commissions of $0.8 million due to higher commission rates in certain geographical regions; and

•                  Decrease in accrued liabilities of $13.2 million primarily related to the bonus accrual reduction of $11.2 million due to the payment made in the first fiscal quarter of 2015 offset by additional accrual for the three months period ended September 30, 2014. Foreign taxes payable decreased by $0.7 million and interest payable decreased by $1.4 million due to the timing of payments.

Cash Flows From Investing Activities

Net cash used in investing activities was $5.0 million for the three months ended September 30, 2015, which primarily consisted of purchases of short-term investments of $15.4 million and purchases of property and equipment of $1.6 million partially offset by sales and maturities of investments of $12.0 million.

Net cash provided by investing activities was $31.0 million for the three months ended September 30, 2014, which primarily consisted of purchases of property and equipment of $2.7 million, purchases of investments of $45.7 million and sales and maturities of short-term investments of $79.5 million.

Cash Flows From Financing Activities

Net cash used in financing activities during the three months ended September 30, 2015 was $26,000, attributable to $1.0 million from proceeds from employee stock plans, offset by $1.1 million of taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities during the three months ended September 30, 2014 was $1.9 million from proceeds from employee stock plans.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. There have been no material changes outside of the ordinary course of business in those obligations during the current quarter.

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

During the three months ended September 30, 2015 we considered our estimated corporate bonus accrual to be a critical accounting estimate. The Company’s bonus accrual for each quarter is based on its performance against Company defined metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no other changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2015, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the EURO and the Japanese Yen. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk, such as risks related to fluctuations in foreign currencies. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of September 30, 2015, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at September 30, 2015 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $67.5 million at September 30, 2015. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$312	$281	$205	$111	$(112)	$(224)	$(336)	$(448)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2015, and is incorporated herein by reference. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filings. Any risk factor included below supersedes the description of the relevant risk factor in such filings. Other than the items discussed below, there have been no material changes in our risk factors since such filings.

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

On October 30, 2015, the Centers for Medicare and Medicaid Services (CMS) issued the final rule for 2016 Medicare payment rates for hospital outpatient services, physicians, and services performed in the freestanding center setting. The final rule included certain proposals that impact reimbursement rates for radiation therapy services, such as changes to the equipment utilization assumptions, which have resulted in small changes in reimbursement in the freestanding center setting.

While these coding changes will be implemented in 2016 they do not appear to be significant for services delivered with our products. CMS reviews reimbursement rates annually and may implement significant changes in future years, which could discourage existing and potential customers from purchasing or using our products.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of September 30, 2015, we had an accumulated deficit of $408.3 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2015, customer contracts with extended payment terms of more than one year amounted to less than 4% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At September 30, 2015, we had $85.6 million in cash and cash equivalents and $67.5 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our major stockholders own approximately 36.2% and directors and executive officers own approximately 2.7% of our outstanding common stock as of September 30, 2015, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of September 30, 2015, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 36.2% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 2.7% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Our operating results, including our quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period.  Drivers of orders include the introduction and timing of announcement of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases.  Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during the current volatile economic environment where we have had customers delaying or cancelling orders. When orders are placed, installation, delivery or shipping, as applicable, is accomplished and the revenues recognized affect our quarterly results.  Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter.

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

As of September 30, 2015, we had total consolidated liabilities of approximately $397.7 million, including the short-term liability component of the 3.75% Convertible Notes in the amount of $95.1 million, and the long-term liability component of the 3.50% Convertible Notes in the amount of $44.7 million and the 3.50% Series A Convertible Notes of $64.9 million.

In April 2014, we refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes held by certain investors (the “Participating Holders”) with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Notes. In connection with such transactions, we also paid the Participating Holders approximately $0.4 million in cash.

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

Item 2.                                                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                                     Defaults Upon Senior Securities

None.

Item 4.                                                     Mine Safety Disclosures

Not applicable.

Item 5.                                                     Other Information

None.

Item 6.             Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1**	Executive Employment Agreement by and between Registrant and Kevin Waters, dated September 15, 2015	8-K	001-33301	10.1	September 15, 2015
10.2**	General Release and Separation Agreement by and between the Registrant and Gregory Lichtwardt, dated September 15, 2015	—	—	—	—	X
10.3**	Agreement for Consulting Services by and between Registrant and Gregory Lichtwardt, dated September 15, 2015	—	—	—	—	X
10.4**	Amended and Restated Executive Employment Agreement by and between Registrant and Kelly Londy, Dated October 15, 2015	8-K	001-33301	10.1	October 15, 2015
10.5**	Accuray Incorporated Performance Bonus Plan, as amended on September 29, 2015	—	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	—	—	—	—
99.1**	Form of Market Stock Unit Grant Notice and Award Agreement	8-K	001-33301	99.1	October 2, 2015
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Accuray Incorporated under the Securities Act or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURAY INCORPORATED

By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin M. Waters
Kevin M. Waters
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2015