Form 10-Q
period 2015-12-31
ACCURAY INC
filed 2016-02-01
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of January 25, 2016, there were 80,842,841 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended December 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	December 31,	June 30,
	2015	2015 (1)
Assets
Current assets:
Cash and cash equivalents	$88,451	$79,551
Short-term investments	67,304	64,306
Restricted cash	2,596	3,734
Accounts receivable, net of allowance for doubtful accounts of $837 and $709 as of December 31, 2015 and June 30, 2015, respectively	66,044	77,727
Inventories	111,513	106,151
Prepaid expenses and other current assets	13,598	15,991
Deferred cost of revenue	8,834	6,869
Total current assets	358,340	354,329
Property and equipment, net	29,550	31,829
Goodwill	57,892	58,054
Intangible assets, net	11,587	15,564
Deferred cost of revenue	2,152	1,500
Other assets	13,804	8,695
Total assets	$473,325	$469,971
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,561	$13,096
Accrued compensation	20,484	21,934
Other accrued liabilities	23,839	18,720
Short-term debt	96,551	—
Customer advances	19,377	19,385
Deferred revenue	94,386	96,780
Total current liabilities	274,198	169,915
Long-term liabilities:
Long-term other liabilities	10,829	10,934
Deferred revenue	17,257	10,489
Long-term debt	110,172	202,853
Total liabilities	412,456	394,191
Commitment and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2015 and June 30, 2015 respectively; issued and outstanding: 80,835,472 and 79,477,838 shares at December 31, 2015 and June 30, 2015, respectively	81	79
Additional paid-in capital	476,387	471,430
Accumulated other comprehensive loss	(1,243)	(426)
Accumulated deficit	(414,356)	(395,303)
Total stockholders’ equity	60,869	75,780
Total liabilities and stockholders’ equity	$473,325	$469,971

(1)         The condensed consolidated balance sheet at June 30, 2015 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net revenue:
Products	$55,759	$47,650	$95,754	$80,665
Services	53,153	50,505	102,789	99,871
Total net revenue	108,912	98,155	198,543	180,536
Cost of revenue:
Cost of products	32,717	27,171	55,734	47,836
Cost of services	33,624	32,495	66,340	66,410
Total cost of revenue	66,341	59,666	122,074	114,246
Gross profit	42,571	38,489	76,469	66,290
Operating expenses:
Research and development	14,931	13,917	29,227	28,066
Selling and marketing	15,076	15,802	28,493	33,776
General and administrative	12,688	12,361	26,104	23,311
Total operating expenses	42,695	42,080	83,824	85,153
Loss from operations	(124)	(3,591)	(7,355)	(18,863)
Other expense, net	(5,070)	(5,528)	(10,161)	(10,989)
Loss before provision for income taxes	(5,194)	(9,119)	(17,516)	(29,852)
Provision for income taxes	833	873	1,537	1,790

Net loss	$(6,027)	$(9,992)	$(19,053)	$(31,642)

Net loss per share — basic and diluted	$(0.08)	$(0.13)	$(0.24)	$(0.41)

Weighted average common shares used in computing loss per share
Basic and diluted	80,346	77,924	80,053	77,607

Net loss	$(6,027)	$(9,992)	$(19,053)	$(31,642)
Foreign currency translation adjustment	(469)	(624)	(727)	(1,066)
Unrealized gain (loss) on investments, net of tax	(128)	2	(90)	(139)
Comprehensive loss	$(6,624)	$(10,614)	$(19,870)	$(32,847)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(19,053)	$(31,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,061	9,960
Share-based compensation	5,879	7,127
Amortization of debt issuance costs	771	732
Amortization and accretion of discount and premium on investments	536	488
Accretion of interest on debt	3,870	3,540
Recovery of (provision for) bad debt, net	128	(51)
Provision for write-down of inventories	729	747
Loss on disposal of property and equipment	8	—
Changes in assets and liabilities:
Restricted cash	950	—
Accounts receivable	10,959	6,619
Inventories	(5,669)	(18,628)
Prepaid expenses and other assets	(3,546)	2,750
Deferred cost of revenue	(2,678)	1,933
Accounts payable	6,715	1,313
Accrued liabilities	5,414	(3,050)
Customer advances	294	732
Deferred revenue	5,912	4,445
Net cash provided by (used in) operating activities	20,280	(12,985)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(4,125)	(4,170)
Purchases of investments	(33,130)	(56,011)
Sales and maturities of investments	29,505	81,420
Net cash (used in) provided by investing activities	(7,750)	21,239
Cash Flows From Financing Activities
Proceeds from employee stock plans	2,055	3,034
Taxes paid related to net share settlement of equity awards	(2,841)	(394)
Net cash (used in) provided by financing activities	(786)	2,640
Effect of exchange rate changes on cash and cash equivalents	(2,844)	(5,967)
Net increase in cash and cash equivalents	8,900	4,927
Cash and cash equivalents at beginning of period	79,551	92,346
Cash and cash equivalents at end of period	$88,451	$97,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Accuray Incorporated (together with its subsidiaries, the “Company” or “Accuray”) is incorporated in Delaware and has its principal place of business in Sunnyvale, California. The Company designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company has offices in the United States, Switzerland, China and Japan and conducts its business worldwide.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2016, for any other future interim period or future year.

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

For the three months ended December 31, 2015 and 2014, there were no customers that represented 10% or more of total net revenue.  For the six months ended December 31, 2015, there was one customer that represented 11% of total net revenue.  For the six months ended December 31, 2014, there were no customers that represented 10% or more of total net revenue.  No customer accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2015.  One customer accounted for 18% of the Company’s total accounts receivable as of June 30, 2015.

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

The Company offers its systems with post-contract customer support (“PCS”) contracts, installation services, training and professional services. PCS contracts provide planned and corrective maintenance services, software updates, bug fixes, as well as call-center support. Service revenue is generated primarily from PCS (warranty period services and post warranty services), installation services, training, parts and upgrades that are sold under service contracts and professional services. PCS revenue is deferred and recognized over the service period. Installation service revenue is recognized concurrent with system revenue. Training and professional service revenues that are not deemed essential to the functionality of the systems are recognized as such services are performed.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Numerator:
Net loss used in computing net loss per share	$(6,027)	$(9,992)	$(19,053)	$(31,642)
Denominator:
Weighted average shares used in computing basic and diluted loss per share	80,346	77,924	80,053	77,607

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”), the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”) and the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 (together, the “Convertible Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive. For the three months ended December 31, 2015 and 2014, respectively, the potentially dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2015	2014
Stock options	2,409	2,861
RSUs, PSUs and MSUs	4,834	5,069
3.50% Convertible Notes	8,378	8,378
3.50% Series A Convertible Notes	2,781	3,886
	18,402	20,194

Outstanding Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.75% Convertible Notes and the 3.50% Series A Convertible Notes, totaling approximately 10.6 million shares and 13.2 million shares, respectively, were not included in the potentially diluted share count table above. The Company’s average stock price did not exceed the conversion price of the 3.75% Convertible Notes as of December 31, 2015 and 2014, respectively. The 2.8 and 3.9 million potentially dilutive shares of the 3.50% Series A Convertible Notes as of December 31, 2015 and 2014, respectively, included in the table above represent the premium over the principal amount due to the higher average share price above the conversion price. The number of premium shares included in the Company’s diluted share count will vary with fluctuations in the Company’s share price. Higher actual share prices result in a greater number of premium shares.

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Americas	$51,000	$45,717	$96,290	$84,195
Europe, Middle East, India and Africa	15,739	26,094	38,773	57,031
Asia-Pacific (excluding Japan and India)	35,784	14,470	52,766	19,352
Japan	6,389	11,874	10,714	19,958
Total	$108,912	$98,155	$198,543	$180,536

Information regarding geographic areas in which the Company has long lived tangible assets is as follows (in thousands):

	December 31,	June 30,
	2015	2015
Americas	$25,797	$28,182
Europe, Middle East, India and Africa	686	929
Asia-Pacific (excluding Japan and India)	1,030	455
Japan	2,037	2,263
Total	$29,550	$31,829

2. Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $8.1 million and $1.6 million at December 31, 2015 and June 30, 2015, respectively, and are included in Other Assets in the consolidated balance sheets. There was no balance in the allowance for doubtful accounts related to such financing receivables as of December 31, 2015 and June 30, 2015, respectively, as revenue is recognized on a cash basis for these receivables.

Inventories

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2015	2015
Raw materials	$49,391	$46,356
Work-in-process	18,352	15,445
Finished goods	43,770	44,350
Inventories	$111,513	$106,151

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,
	2015	2015
Furniture and fixtures	$4,662	$4,674
Computer and office equipment	12,440	11,808
Software	11,094	10,992
Leasehold improvements	20,952	19,428
Machinery and equipment	49,548	47,031
Construction in progress	5,355	8,273
	104,051	102,206
Less: Accumulated depreciation	(74,501)	(70,377)
Property and equipment, net	$29,550	$31,829

Depreciation expense related to property and equipment for the three and six months ended December 31, 2015 was $2.5 million and $5.1 million, respectively.  Depreciation expense related to property and equipment for the three and six months ended December 31, 2014 was $3.0 million and $6.0 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months	Year
	Ended	Ended
	December 31,	June 30,
	2015	2015
Balance at the beginning of the period	$58,054	$58,091
Currency translation	(162)	(37)
Balance at the end of the period	$57,892	$58,054

In the second quarter of fiscal 2016, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s unamortized intangible assets associated with completed acquisitions at December 31, 2015 and June 30, 2015 are as follows (in thousands):

		December 31, 2015			June 30, 2015
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
(in years)
Developed technology	5 — 6	$46,746	$(35,159)	$11,587	$46,700	$(31,136)	$15,564

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2015 and June 30, 2015.

Amortization expense related to intangible assets for the three and six months ended December 31, 2015 was $2.0 million and $4.0 million, respectively. Amortization expense related to intangible assets for the three and six months ended December 31, 2014 was $2.0 million and $4.0 million, respectively.

The estimated future amortization expense of purchased intangible assets as of December 31, 2015 is as follows (in thousands):

Year Ending June 30,	Amount
2016 (remaining 6 months)	$3,976
2017	7,568
2018	43
$11,587

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

Level 3— Unobservable inputs that cannot be corroborated by observable market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	December 31, 2015
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$85,262	$—	$—	$85,262	$—
Level 1
Money market funds	1,190	—	—	1,190	—
	1,190	—	—	1,190	—
Level 2
Commercial paper	10,109	—	—	1,999	8,110
U.S. agency securities	27,000	—	(103)	—	26,897
U.S. treasury bills	3,991	—	(6)	—	3,985
Corporate notes	28,371	—	(59)	—	28,312
	69,471	—	(168)	1,999	67,304
Total	$155,923	$—	$(168)	$88,451	$67,304

	June 30, 2015
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$73,444	$—	$—	$73,444	$—
Level 1
Money market funds	6,107	—	—	6,107	—
	6,107	—	—	6,107	—
Level 2
Commercial paper	11,989	—	—	—	11,989
U.S. Agency securities	21,999	6	(14)	—	21,991
Non-U.S. government securities	1,504	—	(3)	—	1,501
Corporate notes	28,891	—	(66)	—	28,825
	64,383	6	(83)	—	64,306
Total	$143,934	$6	$(83)	$79,551	$64,306

The Company’s Level 2 investments in the table above are classified as Level 2 items because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of December 31, 2015. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. As of December 31, 2015, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the six months ended December 31, 2015.

Contractual maturities of available-for-sale securities at December 31, 2015 were as follows (in thousands):

	December 31, 2015
	Amortized Cost	Fair Value
Due in 1 year or less	$44,236	$44,181
Due in 1-2 years	23,236	23,123
	$67,472	$67,304

The following table summarizes the carrying values and estimated fair values of our short-term and long-term debt (in thousands):

	December 31, 2015		June 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$96,551	$101,423	$93,739	$102,645
3.50% Convertible Notes	44,654	60,666	44,654	65,230
3.50% Series A Convertible Notes	65,518	95,570	64,460	102,760
Total	$206,723	$257,659	$202,853	$270,635

The short-term and long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

5. Commitments and Contingencies

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2015. There have been no material changes outside of the ordinary course of business in those obligations during the three months ended December 31, 2015.

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

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated (“Rotary Systems”), filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case and, on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary Systems’ amended complaint. TomoTherapy filed a motion for summary judgment on the trade secret claim, the court ruled in favor of TomoTherapy on December 5, 2013, and Rotary Systems appealed.  On December 22, 2014, the Minnesota Court of Appeals reversed the district court’s dismissal of Rotary Systems’ trade secrets claim and remanded it to the district court but affirmed the dismissal of Rotary Systems’ other claims. In late October 2015, a final scheduling order was confirmed for the remanded claims and the parties are currently in the process of conducting discovery.

Cowealth Medical

On February 27, 2014, Cowealth Medical Holding Co., Ltd. (“Cowealth”), Accuray’s former distributor in China, submitted a request for binding arbitration with the International Chamber of Commerce International Court of Arbitration (“ICC”) alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth’s confidential information. Cowealth was seeking damages of approximately $170.0 million and injunctive relief. Accuray filed counterclaims for damages of approximately $35.0 million. Accuray’s answer and counterclaim were submitted to the ICC on May 12, 2014, and Cowealth served its reply on June 27, 2014. A hearing was held in Hong Kong between January 26, 2015 and February 6, 2015. The parties filed closing submissions and reply closing submissions in March 2015. On October 29, 2015, the ICC ruled that Accuray was liable for certain damages and awarded Cowealth approximately $3.4 million. On November 27, 2015, Cowealth applied for a correction to the award to revise the amount of damages upwards to approximately $5.5 million. On January 21, 2016, the arbitrator granted Cowealth’s application for a correction on the grounds that the original award amount was a clerical error on the part of the arbitrator. Interest on the final award amount will accrue at a rate of 5% per annum starting 30 days after the date the corrected award was issued until payment. Accordingly, management recorded a charge of $3.4 million for the first fiscal quarter ending September 30, 2015, and an additional $2.1 million for the second fiscal quarter ending December 30, 2015. The parties filed cost submissions and reply cost submissions in December 2015. The ICC will subsequently issue a separate ruling as to legal costs and associated expenses; however, management does not believe the likelihood of an award of legal fees to Cowealth is probable or estimable as of December 31, 2015, so no additional amount has been recorded. Prior to the ruling of the ICC, no accrual was established in the Company’s consolidated financial statements because management did not believe the likelihood of an award of damages to Cowealth was probable or estimable. In addition, the Company won several of its counterclaims including the right to be assigned the existing service contracts between Cowealth and Accuray customers, transfer to Accuray any regulatory clearances, licenses or permits obtained and held for the purposes of selling the CyberKnife System in China and deliver any consigned parts in their possession.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2015.

6. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Cost of revenue	$433	$560	$822	$955
Research and development	622	804	1,171	1,698
Selling and marketing	758	835	1,402	1,486
General and administrative	1,552	1,655	2,484	2,988
	$3,365	$3,854	$5,879	$7,127

7. Debt

3.75% Convertible Senior Notes due August 2016

On August 1, 2011, the Company issued the 3.75% Convertible Notes to certain qualified institutional buyers, or QIBs. The 3.75% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or Rule 144A. The net proceeds from the $100 million offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $96.1 million. The offering costs and the initial purchaser’s discount and commission (which are recorded in Other Assets) are both being amortized to interest expense using the effective interest method over five years. The 3.75% Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The 3.75% Convertible Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.  A portion of these notes were redeemed in January 2016, as noted in Note 9 below.

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

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the 3.75% Convertible Notes. The principal amount of the liability component of the 3.75% Convertible Notes was $75.9 million as of the date of issuance based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component is being accreted to the principal amount of the 3.75% Convertible Notes using the effective interest method over five years.  A portion of these notes were repurchased in January 2016, please refer to Note 9 below.

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

In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the consolidated balance sheet as of December 31, 2015.

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

The following table presents the carrying values of all Convertible Notes as of December 31, 2015 (in thousands):

	3.75% Notes	3.50% Notes	3.50% Series A Notes	Total
Carrying amount of the equity conversion component	$23,189	$—	$7,844	$31,033
Principal amount of the Convertible Notes	$100,000	$44,654	$70,346	$215,000
Unamortized debt discount	(3,449)	—	(4,828)	(8,277)
Net carrying amount	$96,551	$44,654	$65,518	$206,723

A summary of interest expense on the Convertible Notes is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Interest expense related to contractual interest coupon	$1,990	$1,943	$3,935	$3,886
Interest expense related to amortization of debt discount	1,950	1,782	3,870	3,541
Interest expense related to amortization of debt issuance costs	368	369	771	732
	$4,308	$4,094	$8,576	$8,159

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

The components of accumulated other comprehensive loss in the equity section of the balance sheets are as follows (in thousands):

	December 31,	June 30,
	2015	2015
Net unrealized loss on short-term investments	$(168)	$(77)
Cumulative foreign currency translation gain	442	1,168
Defined benefit pension obligation	(1,517)	(1,517)
Accumulated other comprehensive loss	$(1,243)	$(426)

9. Subsequent Events

New Debt Financing

On January 11, 2016, the Company closed a $70.0 million straight debt financing agreement with Cerberus Business Finance, LLC, an affiliate of Cerberus Capital Management, L.P (the “Financing Agreement”). The net proceeds of the loan are required to be used, in addition to $30.0 million of cash funded by the Company, to retire $100.0 million of convertible notes at the earlier of August 2016 or when otherwise redeemed. This financing consists of a $70.0 million first lien senior secured term loan with a 700 basis point margin and 1 percent LIBOR floor. The loan will be amortized at an effective rate of 5% annually with final payment due in 5 years and is subject to certain maintenance-based covenants.  The covenants in the Financing Agreement include:

•                  Secured leverage —defines the maximum amount of secured leverage that can be on the Company’s books at a given point in time calculated by the total secured debt divided by the last twelve months’ adjusted EBITDA;

•                  Total leverage —defines the maximum amount of total leverage that can be on the Company’s books at a given point in time calculated by the total debt divided by the last twelve months’ adjusted EBITDA;

•                  Fixed Charge Coverage Ratio — designed to ensure that the Company’s cash fixed charges are met with adequate free cash flow based on a minimum coverage ratio to be set and maintained;

•                  Minimum EBITDA — defines the minimum amount of adjusted EBITDA the Company must maintain and generate;

•                  Maximum CapEx — defines how much cash the Company can use annually to pursue capital projects, purchase PP&E and other related activities during the life of the loan; and

•                  Affirmative and negative covenants — defining reporting requirements, subsidiary asset restrictions, dividend distribution and repayment requirements among other general requirements.

3.75% Convertible Senior Notes partial Repurchase

In January 2016, the Company repurchased approximately $63.4 million in aggregate principal amount of its 3.75% Convertible Senior Notes due August 2016 for $66.6 million in cash.  As $63.4 million of the 3.75% Convertible Senior Notes were settled in cash, a total of 6.7 million potentially dilutive shares are no longer potentially outstanding from an EPS perspective, these shares were already noted in Note 1 above as being excluded due to being anti-dilutive in the current fiscal quarter of 2016.  Following such transactions, approximately $44.7 million aggregate principal amount of the 3.50% Convertible Notes, approximately $36.6 million aggregate principal amount of the 3.75% Convertible Notes and approximately $70.3 million of the 3.50% Series A Convertible Notes remained outstanding.  The Company expects to record a charge in the third quarter of fiscal 2016 of approximately $1.0 million associated with the repurchase of the notes.

Cowealth Medical Litigation

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

                On November 27, 2015, Cowealth applied for a correction to the award dated October 29, 2015, to revise the amount of damages upwards to approximately $5.5 million from the previously issued award of $3.4 million.  On January 21, 2016, the arbitrator granted Cowealth’s application for a correction on the grounds that the original award amount was a clerical error on the part of the arbitrator.  As the legal matter arose before December 31, 2015, management recorded the additional charge of $2.1 million into accrued liabilities and general and administrative expenses.  After the initial award assessment of $3.4 million in October 2015, no additional accrual had been recorded in the Company’s consolidated financial statements because management did not believe the likelihood of an additional award of damages to Cowealth was probable or estimable. Under the terms of the ICC Rules of Arbitration all awards are binding and cannot be appealed by either party. Further issues relating to costs remain to be finalized in the arbitration, none of which will affect the binding outcome under the interim and corrected award. The ICC will subsequently issue a separate ruling as to legal costs and associated expenses; however, management does not believe the likelihood of an award of legal fees to Cowealth is probable or estimable as of the date of the financials, so no additional amount has been recorded.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2015 and results of operations for the three and six months ended December 31, 2015 and 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts, the effects of our process improvements on age-outs, backlog and revenue; expected uses of cash during fiscal 2016; the anticipated drivers of our future capital requirements; the success of the MLC for the CyberKnife Systems, its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our belief that TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar and foreign currencies as well as our ability to mitigate such risks; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including those risks discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2015, in Part II, Item 1A of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015  and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Our CyberKnife M6 Series Systems have the option of: fixed collimator, iris collimator and/or InCise MLC. The InCise MLC is designed specifically for the M6 Series. With the addition of the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife System, faster and for a wider range of tumor types. The InCise MLC was commercially launched in the third fiscal quarter of 2015.

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

•                  Continued advances in our technology that improve the quality of treatments and ease of use of the CyberKnife Systems;

•                  Receipt of regulatory approvals in various countries which is expected to improve access to radiosurgery with the CyberKnife Systems in such countries;

•                  Medical insurance reimbursement policies that cover CyberKnife System treatments; and

•                  Our ability to expand sales of CyberKnife Systems in countries throughout the world.

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

•                  Advances in our technology which improve the quality of treatments and ease of use of TomoTherapy Systems;

•                  Greater awareness among doctors of the now-established reliability of TomoTherapy Systems; and

•                  Our ability to expand sales of TomoTherapy Systems in countries throughout the world.

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

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization and we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through distributors and some sales agents. In addition to our offices in the United States, we have sales and service offices in many countries in Europe, Japan and other countries in Asia, South America, and throughout the world.

Backlog

For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, Post Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $366.7 million as of December 31, 2015.

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

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems and related upgrades, due to factors outside of our control, we cannot provide assurance that we will convert backlog into recognized revenue. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations.  Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, changes to regulatory requirements, or other reasons. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out.  Contracts may age-out for many reasons, including inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, inability to timely obtain licenses necessary for customer facilities or operation of our equipment among other reasons for delays. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact backlog. Generally, strengthening in the U.S. Dollar will negatively impact backlog.

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Net product orders are defined as gross product orders less cancellations, age-outs and foreign exchange adjustments.

	Three months ended December 31,		Six months ended December 31,
(Dollars in thousands)	2015	2014	2015	2014
Gross orders	$67,078	$72,261	$132,006	$131,024
Net orders	42,679	41,474	87,478	73,756
Order backlog at the end of the period	366,668	357,831	366,668	357,831

Gross orders decreased by $5.2 million for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014.  This was a result of a decrease of $4.2 million in new system order volume added as the total number of system orders decreased from the same prior year period.  The TomoTherapy System order volume decreased in this period partially offset by an increase in orders for the CyberKnife System fueled by the demand for the MLC, introduced in the third quarter of fiscal 2015.  The remaining change was a result of fewer upgrade orders added in the three months ended December 31, 2015 as compared to the same prior year period.

Gross orders increased by $1.0 million for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014.  This was a result of increased CyberKnife System order volume as compared to the same prior year period, partially offset by a slight decrease in TomoTherapy System order volume.  The increase in CyberKnife System orders is in line with of the increased demand for systems with the MLC, after its introduction in the third quarter of fiscal 2015.  The majority of new orders added for CyberKnife Systems this period were for systems with the MLC.

Net orders increased by $1.2 million for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, resulting from $3.9 million of fewer cancellations and more favorable currency impact causing an increase of $3.4 million compared to the same period in prior year.  These increases were partially offset by the decrease in gross orders of $5.2 million and a slight increase in age-outs of $0.9 million as compared to the same period in the prior year.

•                  Age-outs were $19.1 million and $18.1 million in the three months ended December 31, 2015 and 2014, respectively. The age-outs of $19.1 million for the three months ended December 31, 2015 resulted from the age-out of two additional systems as compared to the prior year period.

•                  Cancellations were $3.0 million and $6.9 million in the three months ended December 31, 2015 and 2014, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Currency impacts resulted in decreases in net orders of $2.3 million and $5.8 million in the three months ended December 31, 2015 and 2014, respectively.

Net orders increased by $13.7 million for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014, resulting from the increase in gross orders of $1.0 million plus an increase of $10.8 million due to foreign currency impacts and an increase of $3.5 million due to fewer cancellations.  These increases were partially offset by higher age-outs resulting in a decrease of $1.6 million.

•                  Age-outs were $37.5 million and $35.9 million in the six months ended December 31, 2015 and 2014, respectively. The age-outs of $37.5 million for the six months ended December 31, 2015 include $5.3 million of age-ins which represent orders that previously aged-out but have been taken to revenue in the current period.  There were no age-ins included in the age-out number for the six months ended December 31, 2014.

•                  Cancellations were $6.0 million and $9.5 million in the six months ended December 31, 2015 and 2014, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Currency impacts resulted in decreases in net orders of $1.1 million and $11.9 million in the three months ended December 31, 2015 and 2014, respectively.

Currently, we expect age-outs in the third quarter of this fiscal year to be in the range of $5.0 to $8.0 million as compared to $11.6 million in age-outs recorded during the three months ended March 31, 2015.  Between fiscal 2013 and 2015, we made changes to our order taking process, including increased oversight responsibility for and management of distributors and changes in timing as to when we enter some of our distributor orders into backlog.  We believe these changes will improve the quality of backlog over time and reduce the level of age-outs.

Results of Operations — Three and six months ended December 31, 2015 and 2014

	Three Months Ended December 31,					Six Months Ended December 31,
	2015		2014		2015-2014	2015		2014		2015-2014
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	% change	Amount	% (a)	Amount	% (a)	% change
Products	$55,759	51%	$47,650	49%	17%	$95,754	48%	$80,665	45%	19%
Services	53,153	49	50,505	51	5	102,789	52	99,871	55	3
Net revenue	$108,912	100%	$98,155	100%	11%	$198,543	100%	$180,536	100%	10%
Gross profit	$42,571	39%	$38,489	39%	11%	$76,469	39%	$66,290	37%	15%
Products gross profit	23,042	41	20,479	43	13	40,020	42	32,829	41	22
Services gross profit	19,529	37	18,010	36	8	36,449	35	33,461	34	9
Research and development expenses	14,931	14	13,917	14	7	29,227	15	28,066	16	4
Selling and marketing expenses	15,076	14	15,802	16	(5)	28,493	14	33,776	19	(16)
General and administrative expenses	12,688	12	12,361	13	3	26,104	13	23,311	13	12
Other expense, net	5,070	5	5,528	6	(8)	10,161	5	10,989	6	(8)
Provision for income taxes	833	1	873	1	(5)	1,537	1	1,790	1	(14)
Net loss	$(6,027)	6%	$(9,992)	10%	(40)%	$(19,053)	10%	$(31,642)	18%	(40)%

(a)           Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net Revenue

Product Net Revenue. Product net revenue increased by $8.1 million for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, primarily due to an increase of $9.2 million in new system revenue due to an increase in the number of CyberKnife and TomoTherapy systems taken to revenue in the current period as compared to the prior year period.  This increase was partially offset by a decrease of $1.1 million in upgrade and other revenue as compared to the prior year period.

Product net revenue increased by $15.1 million for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014, primarily due to an increase of $14.3 million in new system revenue due to an increase in the number of CyberKnife and TomoTherapy systems taken to revenue in the current period as compared to the prior year period.  In addition, there was an increase of $0.8 million in upgrade and other revenue as compared to the prior year period.

Services Net Revenue. Services net revenue increased by $2.6 million and $2.9 million for the three and six months ended December 31, 2015, respectively, as compared to the three and six months ended December 31, 2014, respectively. The increase in services net revenue was primarily attributable to an increase in training revenue due to the timing of the expiration of training points; however, we don’t expect training revenue from expired points to be at this volume going forward.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net revenue	$108,912	$98,155	$198,543	$180,536
Americas	47%	47%	48%	47%
Europe, Middle East, India and Africa	14%	27%	20%	32%
Asia (excluding Japan and India)	33%	15%	27%	11%
Japan	6%	12%	5%	11%

Revenue derived from sales outside of the Americas region was $57.9 million and $52.4 million for the three months ended December 31, 2015 and 2014, respectively, and represented 53% and 53% of our net revenue during these periods, respectively. Revenue derived from sales outside of the Americas region was $102.3 million and $96.3 million for the six months ended December 31, 2015 and 2014, respectively, and represented 51% and 53% of our net revenue during these periods.

Gross Profit

Overall gross profit for the three months ended December 31, 2015, increased $4.1 million, or 11%, as compared to the three months ended December 31, 2014. Product gross profit increased 13%, or $2.6 million, primarily due to the increase in systems taken to revenue resulting in a higher profit margin due to increased leveraging of certain fixed costs. Service gross profit increased 8%, or $1.5 million, as a result of higher service revenues of $2.6 million driven by increased training revenue, partially offset by higher service costs of $1.1 million mainly due to higher part consumption as compared to prior fiscal year.

Overall gross profit for the six months ended December 31, 2015, increased $10.2 million, or 15%, as compared to the six months ended December 31, 2014. Product gross profit increased 22%, or $7.2 million, primarily due to the increase in systems taken to revenue which resulted in a higher profit margin due to increased leverage of certain fixed costs. Service gross profit increased 9%, or $3.0 million, as a result of higher service revenues of $2.9 million driven by increased training revenue and lower service costs of $0.1 million.

Research and Development

Research and development expenses were $14.9 million in the three months ended December 31, 2015 as compared to $13.9 million in the three months ended December 31, 2014, which represents an increase of $1.0 million, or 7%. The increase was primarily due to a $1.5 million increase in consulting fees as a result of several new development projects that started in late fiscal 2015 and early fiscal 2016, partially offset by decreased compensation related expenses of $0.5 million due to lower headcount as compared with the prior fiscal period.

Research and development expenses were $29.2 million in the six months ended December 31, 2015 as compared to $28.1 million in the six months ended December 31, 2014, which represents an increase of $1.1 million, or 4%. The increase was primarily due to a $3.1 million increase in consulting fees as a result of a development project that started in the third fiscal quarter of 2015.  This increase was partially offset by decreased headcount related expenses of $1.5 million due to lower headcount as compared with prior period and a decrease in materials and supplies expenses of $0.5 million due to several large research and development projects completed prior to fiscal year 2016.

Selling and Marketing

Selling and marketing expenses for the three months ended December 31, 2015 were $15.1 million as compared to $15.8 million for the three months ended December 31, 2014, which represents a decrease of $0.7 million, or 4%. The decrease is primarily due to a $1.4 million reduction in headcount related expense resulting mainly from a $1.0 million reduction in commission expense due to several revenue deals with greater commission expense in the prior year as commission amount can vary from deal to deal and decreased salaries and benefits of $0.4 million due to lower headcount.  In addition there were decreased travel expenses of $0.2 million also due to the lower headcount.  These decreases were partially offset by an increase of $0.9 million in marketing related expenses driven mainly by the timing and location of the ASTRO tradeshow which took place in the second fiscal quarter of 2016 whereas it took place in the first fiscal quarter of 2015.

Selling and marketing expenses for the six months ended December 31, 2015 were $28.5 million as compared to $33.8 million for the six months ended December 31, 2014, which represents a decrease of $5.3 million, or 16%. The decrease is primarily due to a $2.4 million reduction in headcount related expenses resulting mainly from lower commissions of $1.5 million due to several revenue deals with greater commission expense in the prior year and decreased salaries and benefits of $0.7 million related to lower headcount. Travel expenses also decreased by $0.6 million due to lower headcount in the sales and marketing departments.  General marketing expenses also decreased by $0.9 million due to lower trade show expenses mainly for the ASTRO tradeshow due to location.  In addition, consulting fees decreased by $0.8 million due to fewer marketing initiative projects as compared to the prior year. Lastly, there were reductions of $0.3 million in IT and facilities allocated expenses related to revised allocation rates and headcount in fiscal year 2016, and $0.3 million reduction in general sales and marketing expenses related to software maintenance, business promotion and subscriptions.

General and Administrative

General and administrative expenses for the three months ended December 31, 2015 were $12.7 million as compared to $12.4 million for the three months ended December 31, 2014, which represents an increase of $0.3 million, or 3%.  This increase was mainly attributable to higher legal fees associated with the additional Cowealth settlement in the second fiscal quarter of 2016 as described in Notes 5 and 9 to the financial statements.

General and administrative expenses for the six months ended December 31, 2015 were $26.1 million as compared to $23.3 million for the six months ended December 31, 2014, which represents an increase of $2.8 million, or 12%. The increase was related to higher legal fees of $2.7 million associated with the Cowealth settlement described in Note 5 to the financial statements.  In addition, there were higher tax expenses of $0.3 million due to several tax write-offs in prior year as well as higher bad debt expense of $0.2 million resulting from bad debt recoveries in prior year; whereas, there were no similar offsetting tax write-offs or bad debt recoveries in the current fiscal year. These increases were partially offset by lower consulting expenses of $0.4 million due to fewer projects with general and administrative involvement.

Other Expense, net

Other expense, net for the three months ended December 31, 2015 was $5.1 million as compared to $5.5 million for the three months ended December 31, 2014, which represents a decrease of $0.4 million, or 7%. Foreign currency losses decreased by $1.1 million despite the fact that the U.S. Dollar continued to strengthen in comparison to the EURO, Japanese Yen and the Swiss Franc, because more sales agreements and related receivables outside of the U.S. were denominated in U.S. Dollar than in the same period of the previous year. This increase was partially offset by losses on hedging activities of $0.5 million as compared to the same period in prior year due to increased hedging activities in the current year and month-to-month volatility of the Swiss Franc against the U.S. Dollar as well as higher interest expense of $0.2 million due to continued debt discount accretion.

Other expense, net for the six months ended December 31, 2015 was $10.2 million as compared to $11.0 million for the six months ended December 31, 2014, which represents a decrease of $0.8 million, or 7%. Foreign currency losses decreased by $2.5 million despite the fact that the U.S. Dollar continued to strengthen in comparison to the EURO, Japanese Yen and the Swiss Franc, because more sales agreements and related receivables outside of the U.S. were denominated in U.S. Dollar than in the same period of the previous year. This increase was partially offset by losses on hedging activities of $1.3 million as compared to the same period in prior year due to increased hedging activities in the current year and month-to-month volatility of the Swiss Franc against the U.S. Dollar as well as higher interest expense of $0.4 million due to continued debt discount accretion.

Provision for Income Taxes

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. Income tax expenses were $0.8 million and $1.5 million for the three and six months ended December 31, 2015, respectively, compared to income tax expenses of $0.9 million and $1.8 million for the three and six months ended December 31, 2014, respectively.  The decrease in tax expense of $0.1 million and $0.3 million for the three and six months ended December 31, 2015, respectively, compared to the three and six months ended December 31, 2014 was primarily related to a decrease in earnings of our foreign subsidiaries.

Liquidity and Capital Resources

At December 31, 2015, we had $88.5 million in cash and cash equivalents and $67.3 million in short-term investments, for a total of $155.8 million.  Refer to Note 7, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

As of December 31, 2015, we had approximately $55.3 million of cash and cash equivalents at our foreign subsidiaries. The earnings of our foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources for the next twelve months and do not anticipate the need to repatriate the undistributed earnings of our foreign subsidiaries at December 31, 2015.

Our cash flows for the six months ended December 31, 2015 and 2014 are summarized as follows (in thousands):

	Six months ended December 31,
	2015	2014
Net cash provided by (used in) operating activities	$20,280	$(12,985)
Net cash (used in) provided by investing activities	(7,750)	21,239
Net cash (used in) provided by financing activities	(786)	2,640
Effect of exchange rate changes on cash and cash equivalents	(2,844)	(5,967)
Net increase in cash and cash equivalents	$8,900	$4,927

Cash Flows From Operating Activities

Net cash provided by operating activities in the six months ended December 31, 2015 was $20.3 million, as compared to $13.0 million used in operating activities in the six months ended December 31, 2014. Net cash provided by operating activities in the six months ended December 31, 2015 was primarily related to:

•                  Net loss of $19.1 million;

•                  Net loss was offset by non-cash items of $21.0 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, provision for doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Decrease in restricted cash of $1.0 million due to releases of restrictions on cash related to bunker constructions during the year;

•                  Decrease in accounts receivable of $11.0 million as a result of collections on customer accounts in excess of billings resulting from significant sales transactions in the fourth fiscal quarter of 2015 that were collected in the first fiscal quarter of 2016, partially offset by a higher volume of invoicing as compared to payments in the second fiscal quarter of 2016;

•                  Increase in inventories of $5.7 million due to increases in purchases in the first fiscal quarter of 2016 to support expected future sales and service needs that began to be utilized in the second fiscal quarter of 2016;

•                  Increase in prepaid expenses and other assets of $3.6 million primarily due to an increase in long-term accounts receivable of $6.5 million due to several large revenue contracts with extended payment terms. This was partially offset by a decrease of $1.4 million due to the settlement of value-add taxes in foreign locations, reduction of other prepaids of $0.7 million due to the release of vendor advances and amortization of prepayments for the ASTRO tradeshow offset by new additions, and a reduction in prepaid benefit costs of $0.8 million due to the timing of payments;

•                  Increase in deferred revenue of $5.9 million primarily due to additional product revenue deferrals added during the period in excess of the amount of deferred product revenue recognized;

•                  Increase in deferred cost of revenue of $2.7 million primarily due to the timing of inventory transfers to customers;

•                  Increase in accounts payable of $6.7 million primarily due to an increase in inventory purchasing activities in the first half of fiscal 2016 and timing of payments as there was more large value payment activity at the end of prior year as compared with the end of the second fiscal quarter of 2016;

•                  Increase in accrued liabilities of $5.4 million primarily related to an increase in legal accrual of $5.7 million due to the award of damages related to the Cowealth litigation as described in Footnotes 5 and 9 to our consolidated financial statements as well as an increase in the bonus accrual of $1.1 million for the first half of fiscal 2016. These increases were partially offset by decreased revenue related accruals of $1.4 million due to the timing of payments; and

•                  Increase in customer advances of $0.3 million due mainly to payments received for future revenue deliverables;

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

Cash Flows From Investing Activities

Net cash used in investing activities was $7.7 million for the six months ended December 31, 2015, which primarily consisted of purchases of short-term investments of $33.1 million and purchases of property and equipment of $4.1 million partially offset by sales and maturities of investments of $29.5 million.

Net cash provided by investing activities was $21.2 million for the six months ended December 31, 2014, which primarily consisted of sales and maturities of short-term investments of $81.4 million partially offset by purchases of property and equipment of $4.2 million and purchases of investments of $56.0 million.

Cash Flows From Financing Activities

Net cash used in financing activities during the six months ended December 31, 2015 was $0.8 million from proceeds from employee stock plans offset by taxes paid related to net share settlement or equity awards.  Net cash provided by financing activities during the six months ended December 31, 2014 was $2.6 million from proceeds from employee stock plans.

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

During the six months ended December 31, 2015 we considered our estimated corporate bonus accrual to be a critical accounting estimate. The Company’s bonus accrual for each quarter is based on its performance against Company defined metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2015, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the EURO and the Japanese Yen. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk, such as risks related to fluctuations in foreign currencies. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of December 31, 2015, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at December 31, 2015 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $67.3 million at December 31, 2015. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$442	$348	$243	$123	$(123)	$(247)	$(370)	$(494)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                    Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2015, as updated in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended September 30, 2015, and is incorporated herein by reference. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filings. Any risk factor included below supersedes the description of the relevant risk factor in such filings. Other than the items discussed below, there have been no material changes in our risk factors since such filings.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of December 31, 2015, we had an accumulated deficit of $414.4 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

We have incurred significant indebtedness which imposes operating and financial restrictions on us which, together with our debt service obligations, could significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We borrowed an aggregate of approximately $70 million pursuant to a term loan credit facility in January 2016. The terms of our credit facility require us to comply with certain financial maintenance covenants. In addition, the terms of our new indebtedness also include certain covenants restricting or limiting our ability to take certain actions.  These covenants may adversely affect our ability to finance future operations, limit our ability to pursue certain business opportunities or take certain corporate actions. The covenants may also restrict our flexibility in planning for changes in our business and the industry and make us more vulnerable to economic downturns and adverse developments.

Our ability to meet our cash requirements, including our debt service obligations, will be dependent upon our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business operations will generate sufficient cash flows from operations to fund these cash requirements and debt service obligations. If our operating results, cash flow or capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or to successfully undertake any of these actions could have a material adverse effect on us.

In addition, the degree to which we are leveraged as a result of the indebtedness incurred or otherwise could materially and adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, could make us more vulnerable to general adverse economic, regulatory and industry conditions, could limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, could place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2015, customer contracts with extended payment terms of more than one year amounted to 12% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At December 31, 2015, we had $88.5 million in cash and cash equivalents and $67.3 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our major stockholders own approximately 35.8% and directors and executive officers own approximately 2.6% of our outstanding common stock as of December 31, 2015, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of December 31, 2015, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 35.8% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 2.6% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Healthcare reform legislation could adversely affect demand for our products, our revenue and our financial condition.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. The Affordable Care Act provides for, among other things, a 2.3% excise tax on U.S. sales of medical devices, including our products, which became effective in 2013.  The excise tax was suspended for a two year period beginning January 1, 2016.  This tax burden may have a material, negative impact on our business, results of operations and cash flow. In addition, these two pieces of legislation include a large number of other health related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws also include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. There continue to be many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be.

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

In August 2011, we issued $100 million aggregate principal amount of our 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”), and in February 2013, we issued $115 million aggregate principal amount of our 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”). In April 2014, we issued approximately $70.3 million aggregate principal amount of our 3.50% Series A Convertible Senior Notes due February 1, 2018 (the “3.50% Series A Convertible Notes,” and collectively with the 3.75% Convertible Notes and the 3.50% Convertible Notes, the “Convertible Notes”) and paid approximately $0.4 million in cash to refinance approximately $70.3 million aggregate principal amount of our 3.50% Convertible Notes. In January 2016, we repurchased approximately $63.4 million in aggregate principal amount of the 3.75% Convertible Notes for $66.6 million in cash.  Following such transactions, approximately $44.7 million aggregate principal amount of the 3.50% Convertible Notes, approximately $36.6 million aggregate principal amount of the 3.75% Convertible Notes and approximately $70.3 million of the 3.50% Series A Convertible Notes remained outstanding. To the extent we issue common stock upon conversion of the Convertible Notes, that conversion would dilute the ownership interests of our stockholders.

Increased leverage as a result of the Convertible Notes offering may harm our financial condition and operating results.

As of December 31, 2015, we had total consolidated liabilities of approximately $412.5 million, including the short-term liability component of the 3.75% Convertible Notes in the amount of $96.6 million, and the long-term liability component of the 3.50% Convertible Notes in the amount of $44.7 million and the 3.50% Series A Convertible Notes of $65.5 million.

In April 2014, we refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes held by certain investors (the “Participating Holders”) with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Notes. In connection with such transactions, we also paid the Participating Holders approximately $0.4 million in cash. In January 2016, we repurchased approximately $63.4 million in aggregate principal amount of the 3.75% Convertible Notes for $66.6 million in cash.

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

Provisions in the indenture for the Convertible Notes, the loan credit facility, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

A change of control will also trigger an event of default under our term loan credit facility. If an event of default occurs, the collateral agent may, at its discretion, declare all or any portion of the loan then-outstanding under the loan credit facility, including all accrued but unpaid interest thereon, applicable fees and early payment premiums, to be accelerated and immediately due and payable.

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

Item 2.                                             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                             Defaults Upon Senior Securities

None.

Item 4.                                             Mine Safety Disclosures

Not applicable.

Item 5.                                             Other Information

None.

Item 6.                                             Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1**	Amended and Restated Executive Employment Agreement by and between Registrant and Kelly Londy, Dated October 15, 2015	8-K	001-33301	10.1	October 15, 2015
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	—	—	—	—
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: February 1, 2016