Form 10-Q
period 2016-03-31
ACCURAY INC
filed 2016-04-29
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 22, 2016, there were 80,924,480 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended March 31, 2016

PART I.         FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	March 31,	June 30,
	2016	2015 (1)
Assets
Current assets:
Cash and cash equivalents	$79,155	$79,551
Short-term investments	70,650	64,306
Restricted cash	1,080	3,734
Accounts receivable, net of allowance for doubtful accounts of $864 and $709 as of March 31, 2016 and June 30, 2015, respectively	89,319	77,727
Inventories	117,122	106,151
Prepaid expenses and other current assets	14,688	15,991
Deferred cost of revenue	8,632	6,869
Total current assets	380,646	354,329
Property and equipment, net	29,061	31,829
Goodwill	57,936	58,054
Intangible assets, net	9,599	15,564
Deferred cost of revenue	1,654	1,500
Other assets	11,124	5,497
Total assets	$490,020	$466,773
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,737	$13,096
Accrued compensation	20,534	21,934
Other accrued liabilities	23,415	18,720
Short-term debt	39,278	—
Customer advances	19,732	19,385
Deferred revenue	104,935	96,780
Total current liabilities	229,631	169,915
Long-term liabilities:
Long-term other liabilities	10,925	10,934
Deferred revenue	16,722	10,489
Long-term debt	170,395	199,655
Total liabilities	427,673	390,993
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2016 and June 30, 2015 respectively; issued and outstanding: 80,924,480 and 79,477,838 shares at March 31, 2016 and June 30, 2015, respectively	81	79
Additional paid-in capital	476,165	471,430
Accumulated other comprehensive loss	(299)	(426)
Accumulated deficit	(413,600)	(395,303)
Total stockholders’ equity	62,347	75,780
Total liabilities and stockholders’ equity	$490,020	$466,773

(1)         The condensed consolidated balance sheet at June 30, 2015 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net revenue:
Products	$53,740	$46,361	$149,494	$127,026
Services	51,544	51,154	154,333	151,025
Total net revenue	105,284	97,515	303,827	278,051
Cost of revenue:
Cost of products	29,622	27,332	85,356	75,168
Cost of services	30,718	31,523	97,058	97,933
Total cost of revenue	60,340	58,855	182,414	173,101
Gross profit	44,944	38,660	121,413	104,950
Operating expenses:
Research and development	13,270	12,836	42,497	40,902
Selling and marketing	12,516	12,987	41,009	46,763
General and administrative	13,716	11,665	39,820	34,976
Total operating expenses	39,502	37,488	123,326	122,641
Income (loss) from operations	5,442	1,172	(1,913)	(17,691)
Other expense, net	(3,963)	(3,618)	(14,124)	(14,607)
Income (loss) before provision for income taxes	1,479	(2,446)	(16,037)	(32,298)
Provision for income taxes	723	521	2,260	2,311

Net income (loss)	$756	$(2,967)	$(18,297)	$(34,609)

Net income (loss) per share — basic	$0.01	$(0.04)	$(0.23)	$(0.44)
Net income (loss) per share — diluted	$0.01	$(0.04)	$(0.23)	$(0.44)

Weighted average common shares used in computing loss per share
Basic	80,860	78,746	80,320	77,981
Diluted	82,071	78,746	80,320	77,981

Net income (loss)	$756	$(2,967)	$(18,297)	$(34,609)
Foreign currency translation adjustment	796	(510)	69	(1,576)
Unrealized gain (loss) on investments, net of tax	149	54	59	(85)
Comprehensive income (loss)	$1,701	$(3,423)	$(18,169)	$(36,270)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(18,297)	$(34,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,644	14,864
Share-based compensation	9,446	10,504
Amortization of debt issuance costs	1,279	1,114
Amortization and accretion of discount and premium on investments	731	732
Accretion of interest on debt	5,155	5,377
Recovery of (provision for) bad debt, net	162	(71)
Provision for write-down of inventories	1,472	1,127
Loss on disposal of property and equipment	11	16
Loss on extinguishment of debt	965	—
Changes in assets and liabilities:
Restricted cash	2,475	(1,560)
Accounts receivable	(10,294)	7,446
Inventories	(11,335)	(24,540)
Prepaid expenses and other assets	(3,997)	3,137
Deferred cost of revenue	(1,941)	5,619
Accounts payable	8,724	(1,214)
Accrued liabilities	1,289	(8,054)
Customer advances	268	341
Deferred revenue	13,808	7,168
Net cash provided by (used in) operating activities	13,565	(12,603)
Cash Flows From Investing Activities
Purchases of property and equipment, net	(5,885)	(5,925)
Purchases of investments	(52,712)	(69,871)
Sales and maturities of investments	45,695	94,422
Net cash (used in) provided by investing activities	(12,902)	18,626
Cash Flows From Financing Activities
Proceeds from employee stock plans	2,950	5,207
Taxes paid related to net share settlement of equity awards	(3,045)	(495)
Payments made to note holders	(65,531)	—
Proceeds from debt, net of costs	64,632	—
Net cash (used in) provided by financing activities	(994)	4,712
Effect of exchange rate changes on cash and cash equivalents	(65)	(7,632)
Net (decrease) increase in cash and cash equivalents	(396)	3,103
Cash and cash equivalents at beginning of period	79,551	92,346
Cash and cash equivalents at end of period	$79,155	$95,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Accuray Incorporated (together with its subsidiaries, the “Company” or “Accuray”) is incorporated in Delaware and has its principal place of business in Sunnyvale, California. The Company designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company has offices in the United States, Switzerland, China, Hong Kong and Japan and conducts its business worldwide.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2016, or for any other future interim period or fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2015. The Company’s significant accounting policies are described in Note 2 to those audited consolidated financial statements and there have been no material changes to such policies.

We reclassified the debt issuance costs from other assets in the prior year’s condensed consolidated balance sheet to long-term debt to conform to the current quarter presentation upon the adoption of ASU No. 2015-03 as discussed below.

Recent Accounting Standard Update Not Yet Effective

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this guidance on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU requires additional disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption based upon a modified retrospective transition approach. Early adoption is permitted. The Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the pending adoption of this ASU on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgments and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, FASB approved a one-year deferral of the effective period for ASU 2014-09. The standard will be effective for the Company for the first quarter of fiscal 2019, but entities will be permitted to early adopt the standard as of the original effective date, which would be the first quarter of fiscal 2018 for the Company. The Company may adopt either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. The Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the pending adoption of ASU 2014-09 on its condensed consolidated financial statements and related disclosures.

Accounting Standard Update Recently Adopted

In April 2015, FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. We adopted ASU 2015-03 in our fiscal third quarter, an amended standard simplifying the presentation of debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. This ASU is effective for fiscal years beginning after December 2015, which would be effective the first quarter of fiscal 2017 for the Company. Early adoption is permitted under this ASU.  Accordingly, we have applied the amendment retrospectively to the comparable period presented and it did not have a significant impact on our financial statements.

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

For the three and nine months ended March 31, 2016 and 2015, there were no customers that represented 10% or more of total net revenue.  No customer accounted for more than 10% of the Company’s total accounts receivable as of March 31, 2016.  One customer accounted for 18% of the Company’s total accounts receivable as of June 30, 2015.

Accounts receivable are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts receivable balances are charged against the allowance for doubtful accounts once collection efforts are unsuccessful.

Single source suppliers presently provide the Company with several components. In most cases, if a supplier was unable to deliver these components, the Company believes that it would be able to find other sources for these components subject to any regulatory qualifications, if required.

Revenue Recognition

The Company earns revenue from the sale of products and related services. The Company records revenues net of any value added or sales tax. For arrangements with multiple elements, the Company allocates arrangement fees to products and services based upon Vendor Specific Objective Evidence (“VSOE”) of fair value of the respective elements, Third-Party Evidence (“TPE”), or Best Estimate of Selling Price (“BESP”), using the relative selling price method.

Product and Service Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy systems. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery, assuming all other revenue recognition criteria are met.

The Company offers systems with post-contract customer support (“PCS”), installation services, training and professional services. PCS includes planned and corrective maintenance services, software updates, bug fixes, as well as call-center support. Service revenue is generated primarily from PCS (warranty period services and post warranty services), installation services, training, parts and upgrades that are sold under service contracts and professional services. PCS revenue is deferred and recognized over the service period. Installation service revenue is recognized concurrent with system revenue. Training and professional service revenues that are not deemed essential to the functionality of the systems are recognized as such services are performed.

Costs associated with service revenue are expensed when incurred, except when those costs are related to parts or system upgrades where revenue recognition has been deferred. In those cases, the costs are deferred and are recognized over the period of revenue recognition.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Numerator:
Net income (loss) used to compute basic and diluted net income (loss) per share	$756	$(2,967)	$(18,297)	$(34,609)
Denominator:
Weighted average shares used to compute basic income (loss) per share	80,860	78,746	80,320	77,981
Weighted average effect of dilutive stock options	101	—	—	—
Weighted average effect of dilutive RSUs, PSUs and MSUs	610	—	—	—
Weighted average effect of 3.50% Series A convertible debt	500	—	—	—
Weighted average shares used to compute diluted net income (loss) per share	82,071	78,746	80,320	77,981

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.75% Convertible Senior Notes due August 1, 2016 (the “3.75% Convertible Notes”), the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”) and the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 (together, the “Convertible Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive.  For the three months ended March 31, 2016, the potentially dilutive shares issuable upon the conversion of the 3.50% Series A Convertible Notes were included in the calculation of the diluted net income per share, while the dilutive shares issuable upon the conversion of the 3.50% Convertible Notes were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.  For the three months ended March 31, 2015, the potentially dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2016	2015
Stock options	1,981	2,645
RSUs, PSUs and MSUs	3,558	4,785
3.50% Convertible Notes	8,378	8,378
3.50% Series A Convertible Notes	—	5,639
	13,917	21,447

Outstanding Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.75% Convertible Notes and the 3.50% Series A Convertible Notes, totaling approximately 3.9 million shares and 13.2 million shares, respectively, were not included in the potentially diluted share count table above. The Company’s average stock price did not exceed the conversion price of the 3.75% Convertible Notes as of March 31, 2016 and 2015, respectively. The 0.5 million potentially dilutive shares of the 3.50% Series A Convertible Notes as of March 31, 2015 included in the table above represent the premium over the principal amount due to the higher average share price above the conversion price. The number of premium shares included in the Company’s diluted share count will vary with fluctuations in the Company’s share price. Higher actual share prices result in a greater number of premium shares.

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Americas	$32,667	$52,617	$128,957	$136,812
Europe, Middle East, India and Africa	43,643	21,055	102,461	78,086
Asia-Pacific	16,505	16,955	49,226	36,307
Japan	12,469	6,888	23,183	26,846
Total	$105,284	$97,515	$303,827	$278,051

Information regarding geographic areas in which the Company has long lived tangible assets is as follows (in thousands):

	March 31,	June 30,
	2016	2015
Americas	$25,124	$28,182
Europe, Middle East, India and Africa	652	929
Asia-Pacific	1,140	455
Japan	2,145	2,263
Total	$29,061	$31,829

2. Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and capital leases, totaled $7.3 million and $1.6 million at March 31, 2016 and June 30, 2015, respectively, and are included in Other Assets in the condensed consolidated balance sheets. Of the $7.3 million in financing receivables at March 31, 2016, $3.7 million related to capital leases with customers while the remaining $3.6 million related to contractual maturities of more than one year.  At June 30, 2015, the $1.6 million related to contractual maturities of more than one year with no capital leases. Due to the homogenous nature of the leasing transactions, the Company manages them on an aggregate basis when assessing and monitoring credit risk.  The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.  The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction.  Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits.  Accounts rated as low risk typically have the equivalent of a Moody’s rating of Baa3 or higher, while accounts rated as moderate risk generally have the equivalent of a Ba1 or lower.  The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of payments. As of March 31, 2016, the capital lease portion of the financing receivables was rated at a moderate risk.  There was no allowance for doubtful accounts related to such financing receivables as of March 31, 2016 and June 30, 2015, respectively.

Inventories

Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2016	2015
Raw materials	$50,570	$46,356
Work-in-process	20,445	15,445
Finished goods	46,107	44,350
Inventories	$117,122	$106,151

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	June 30,
	2016	2015
Furniture and fixtures	$4,924	$4,674
Computer and office equipment	12,502	11,808
Software	11,055	10,992
Leasehold improvements	21,202	19,428
Machinery and equipment	50,677	47,031
Construction in progress	4,239	8,273
	104,599	102,206
Less: Accumulated depreciation	(75,538)	(70,377)
Property and equipment, net	$29,061	$31,829

Depreciation expense related to property and equipment for the three and nine months ended March 31, 2016 was $2.6 million and $7.7 million, respectively.  Depreciation expense related to property and equipment for the three and nine months ended March 31, 2015 was $2.9 million and $8.9 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months	Year
	Ended	Ended
	March 31,	June 30,
	2016	2015
Balance at the beginning of the period	$58,054	$58,091
Currency translation	(118)	(37)
Balance at the end of the period	$57,936	$58,054

In the second quarter of fiscal 2016, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s unamortized intangible assets associated with completed acquisitions at March 31, 2016 and June 30, 2015 are as follows (in thousands):

		March 31, 2016			June 30, 2015
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
(in years)
Developed technology	5 — 6	$46,744	$(37,145)	$9,599	$46,700	$(31,136)	$15,564

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2016 and June 30, 2015.

Amortization expense related to intangible assets for the three and nine months ended March 31, 2016 and 2015 was $2.0 million and $6.0 million, respectively.

The estimated future amortization expense of purchased intangible assets as of March 31, 2016 is as follows (in thousands):

Year Ending June 30,	Amount
2016 (remaining 3 months)	$1,988
2017	7,568
2018	43
$9,599

4. Financial Instruments

The Company considers all highly liquid investments held at major banks, certificates of deposit and other securities with original maturities of three months or less to be cash equivalents.

The Company classifies all of its investments as available-for-sale at the time of purchase because management intends that these investments are available for current operations and includes these investments on its balance sheet as short-term investments. Investments with original maturities longer than three months include commercial paper, U.S. agency securities, non-U.S. government securities and investment-grade corporate debt securities. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification of each security’s cost basis.

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	March 31, 2016
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$78,885	$—	$—	$78,885	$—
Level 1
Money market funds	270	—	—	270	—
	270	—	—	270	—
Level 2
Commercial paper	11,435	—	—		11,435
U.S. agency securities	34,000	—	(13)	—	33,987
U.S. treasury bills	3,994	—	—	—	3,994
Corporate notes	21,240	—	(6)	—	21,234
	70,669	—	(19)	—	70,650
Total	$149,824	$—	$(19)	$79,155	$70,650

	June 30, 2015
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$73,444	$—	$—	$73,444	$—
Level 1
Money market funds	6,107	—	—	6,107	—
	6,107	—	—	6,107	—
Level 2
Commercial paper	11,989	—	—	—	11,989
U.S. Agency securities	21,999	6	(14)	—	21,991
Non-U.S. government securities	1,504	—	(3)	—	1,501
Corporate notes	28,891	—	(66)	—	28,825
	64,383	6	(83)	—	64,306
Total	$143,934	$6	$(83)	$79,551	$64,306

Certain investments in the table above are classified as having Level 2 inputs because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of March 31, 2016. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. As of March 31, 2016, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the nine months ended March 31, 2016.

Contractual maturities of available-for-sale securities at March 31, 2016 were as follows (in thousands):

	March 31, 2016
	Amortized Cost	Fair Value
Due in 1 year or less	$46,469	$46,462
Due in 1-2 years	24,200	24,188
	$70,669	$70,650

The following table summarizes the carrying values and estimated fair values of our short-term and long-term debt (in thousands):

	March 31, 2016		June 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$35,778	$36,145	$92,863	$102,645
3.50% Convertible Notes	42,976	58,166	42,332	65,230
3.50% Series A Convertible Notes	66,062	91,633	64,460	102,760
Secured Loan	64,857	64,857	—	—
Total	$209,673	$250,801	$199,655	$270,635

The short-term and long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

5. Commitments and Contingencies

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2015. There has been no material changes outside of the ordinary course of business in those obligations during the nine months ended March 31, 2016.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Currently, management believes the Company does not have any probable and estimable losses related to any current legal proceedings and claims. Although occasional adverse decisions or settlements may occur, management does not believe that an adverse determination with respect to any of these claims would individually or in the aggregate materially and adversely affect the Company’s financial condition or operating results. For certain legal proceedings, management believes that there is a reasonable possibility that material losses may be incurred; however, the Company is unable to reasonably estimate a range of reasonably possible losses with respect to these matters. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated (“Rotary Systems”), filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case and, on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary Systems’ amended complaint. TomoTherapy filed a motion for summary judgment on the trade secret claim, the court ruled in favor of TomoTherapy on December 5, 2013, and Rotary Systems appealed.  On December 22, 2014, the Minnesota Court of Appeals reversed the district court’s dismissal of Rotary Systems’ trade secrets claim and remanded it to the district court but affirmed the dismissal of Rotary Systems’ other claims. In late October 2015, a final scheduling order was confirmed for the remanded claims and the parties are currently in the process of conducting discovery.  On April 19, 2016, the parties entered into a written settlement agreement resolving the lawsuit.  A stipulation of dismissal dismissing all claim by all parties with prejudice is anticipated to be filed no later than May 25, 2016.

Cowealth Medical

On February 27, 2014, Cowealth Medical Holding Co., Ltd. (“Cowealth”), Accuray’s former distributor in China, submitted a request for binding arbitration with the International Chamber of Commerce International Court of Arbitration (“ICC”) alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth’s confidential information. Cowealth was seeking damages of approximately $170.0 million and injunctive relief. Accuray filed counterclaims for damages of approximately $35.0 million. Accuray’s answer and counterclaim were submitted to the ICC on May 12, 2014, and Cowealth served its reply on June 27, 2014. A hearing was held in Hong Kong between January 26, 2015 and February 6, 2015. The parties filed closing submissions and reply closing submissions in March 2015. On October 29, 2015, the ICC ruled that Accuray was liable for certain damages and awarded Cowealth approximately $3.4 million. On November 27, 2015, Cowealth applied for a correction to the award to revise the amount of damages upwards to approximately $5.5 million. On January 21, 2016, the arbitrator granted Cowealth’s application for a correction on the grounds that the original award amount was a clerical error on the part of the arbitrator. Interest on the final award amount will accrue at a rate of 5% per annum starting 30 days after the date the corrected award was issued until payment. Accordingly, management recorded a charge of $3.4 million for the first fiscal quarter ending September 30, 2015, and an additional $2.1 million for the second fiscal quarter ending December 30, 2015. The parties filed cost submissions and reply cost submissions in December 2015. The ICC released the final award on February 12, 2016, which dealt with the parties’ claims for costs of the arbitration.  Under the final award, the arbitrator awarded costs to Cowealth at a net amount of $2.4 million and rejected all other claims and requests. Prior to the ruling of the ICC, no accrual was established in the Company’s consolidated financial statements because management did not believe the likelihood of an award of damages or costs of arbitration to Cowealth was probable or estimable. In addition, the Company won several of its counterclaims including the right to be assigned the existing service contracts between Cowealth and Accuray customers, transfer to Accuray any regulatory clearances, licenses or permits obtained and held for the purposes of selling the CyberKnife System in China and deliver any consigned parts in their possession.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2016.

6. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Cost of revenue	$448	$456	$1,270	$1,411
Research and development	717	658	1,888	2,356
Selling and marketing	714	739	2,116	2,225
General and administrative	1,688	1,524	4,172	4,512
	$3,567	$3,377	$9,446	$10,504

7. Debt

First Lien Senior Secured Term Loan due January 2021 (Secured Loan)

On January 11, 2016, the Company closed a $70.0 million first lien senior secured debt financing agreement with Cerberus Business Finance, LLC, an affiliate of Cerberus Capital Management, L.P (the “Secured Loan”). The proceeds of the loan are to be used to retire the 3.75% Convertible Notes at the earlier of August 2016 or when otherwise redeemed. The Secured Loan bears interest at a variable rate per annum equal to, at the Company’s option, (i) the LIBOR Rate for one month plus an applicable margin of 7.00% (subject to a LIBOR Rate floor of 1.00% per annum), or (ii) a Reference Rate, which is the higher of 1) 3.25%, 2) Federal Funds Rate plus 0.5%, 3) the LIBOR rate for 1 month plus 1%, and 4) the US Prime Rate as published in the Wall Street Journal, plus an applicable margin of 4.75% per annum. The loan is repayable in consecutive quarterly installments of $875,000 with the final payment due on the Final Maturity Date. The Secured Loan matures on the earlier of: (i) January 11, 2021 and (ii) the date that is 120 days prior to the scheduled maturity date of the 3.5% Convertible Notes maturing February 1, 2018 unless the Company has set aside specifically identifiable funds raised from new common equity or new debt equal to the then-outstanding principal amount of the 3.5% Convertible Notes. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $65.5 million. The offering costs of $3.1 million and the initial purchaser’s discount and commission of $1.4 million (both of which are recorded in Long-term Debt) are being amortized to interest expense using the effective interest method over five years. The Secured Loan is secured by first-priority liens on substantially all the assets of the Company.

The covenants in the Secured Loan include:

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

•                  Maximum CapEx — defines how much cash the Company can use annually to pursue capital projects, purchase PP&E and other related activities during the life of the loan; and

•                  Affirmative and negative covenants — defines reporting requirements, subsidiary asset restrictions, dividend distribution and repayment requirements among other general requirements.

The Company may, at its election, repay the Secured Loan at any time and if so, the Company will be required to pay a prepayment premium of 2% if the Secured Loan is repaid or accelerated within the first year on the amount repaid and 1% if the Secured Loan is repaid or accelerated within the second year on the amount repaid.

3.75% Convertible Senior Notes due August 2016

On August 1, 2011, the Company issued the 3.75% Convertible Notes to certain qualified institutional buyers, or QIBs. The 3.75% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or Rule 144A. The net proceeds from the $100 million offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $96.1 million. The offering costs and the initial purchaser’s discount and commission (which are recorded in Long-term Debt) are both being amortized to interest expense using the effective interest method over five years. The 3.75% Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The 3.75% Convertible Notes will mature on August 1, 2016, unless earlier repurchased, redeemed or converted.  A portion of these notes were redeemed in January 2016, as discussed further below.

The 3.75% Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.75% Convertible Notes may convert their 3.75% Convertible Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date. Prior to May 1, 2016, holders of the 3.75% Convertible Notes may convert their 3.75% Convertible Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of the Company’s common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the “Note Measurement Period”) in which the trading price per $1,000 principal amount of 3.75% Convertible Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; (3) if the Company calls any or all of the 3.75% Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the 3.75% Convertible Notes, the Company will have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company’s election. At any time on or prior to the 33rd business day immediately preceding the maturity date, the Company may irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company’s conversion obligation or (b) pay cash up to the aggregate principal amount of the 3.75% Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 3.75% Convertible Notes being converted. The initial conversion rate is 105.5548 shares of the Company’s common stock per $1,000 principal amount of 3.75% Convertible Notes (which represents an initial conversion price of approximately $9.47 per share of the Company’s common stock). The conversion rate, and thus the conversion price, is subject to adjustment as further described below.

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

In January 2016, the Company repurchased approximately $63.4 million in aggregate principal amount of its 3.75% Convertible Senior Notes due August 2016 for $66.6 million in cash.  As $63.4 million of the 3.75% Convertible Senior Notes were settled in cash, a total of 6.7 million potentially dilutive shares are no longer potentially outstanding from an EPS perspective, these shares were already noted in Note 1 above as being excluded due to being anti-dilutive in the current fiscal quarter of 2016.  Following such transactions, approximately $44.7 million aggregate principal amount of the 3.50% Convertible Notes, approximately $36.6 million aggregate principal amount of the 3.75% Convertible Notes and approximately $70.3 million of the 3.50% Series A Convertible Notes remained outstanding.  The Company recorded a charge in the third quarter of fiscal 2016 of approximately $1.0 million associated with the repurchase of the notes.

3.50% Convertible Senior Notes due February 2018

In February 2013, the Company issued $115.0 million aggregate principal amount of its 3.50% Convertible Notes to certain QIBs. The 3.50% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $110.5 million. The offering costs and the initial purchaser’s discount and commission (which are recorded in Long-term Debt) are both being amortized to interest expense using the effective interest method over five years. The 3.50% Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, which began on August 1, 2013. The 3.50% Convertible Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted.

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

In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the condensed consolidated balance sheet as of March 31, 2016.

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

The 3.50% Series A Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Series A Convertible Notes may convert their Securities at any time on or after November 1, 2017 until the close of business on the business day immediately preceding the maturity date. Prior to November 1, 2017, holders of the 3.50% Series A Convertible Notes may convert their Securities only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2014, and only during such calendar quarter, if the closing sale price of the Company’s common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the “Note Measurement Period”) in which the trading price per $1,000 principal amount of 3.50% Series A Convertible Notes for each trading day of that Securities Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; or (3) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the 3.50% Series A Convertible Notes, the Company will have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company’s election. At any time on or prior to the 17th business day immediately preceding the maturity date, the Company may irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company’s conversion obligation or (b) pay cash up to the aggregate principal amount of the 3.50% Series A Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 3.50% Series A Convertible Notes being converted. The initial conversion rate is 187.6877 shares of the Company’s common stock per $1,000 principal amount of 3.50% Series A Convertible Notes (which represents an initial conversion price of approximately $5.33 per share of the Company’s common stock). The conversion rate, and thus the conversion price, is subject to adjustment as further described below.

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

The following table presents the carrying values of all Convertible Notes and notes issued pursuant to the Secured Loan (collectively, “Notes”) as of March 31, 2016 (in thousands):

	Secured Loan	3.75% Convertible Notes	3.50% Convertible Notes	3.50% Series A Convertible Notes	Total
Carrying amount of the equity conversion component	$—	$19,670	$—	$7,844	$27,514
Principal amount of the Notes	$69,125	$36,608	$44,654	$70,346	$220,733
Unamortized debt costs	(2,938)	(104)	(1,678)	—	(4,720)
Unamortized debt discount	(1,330)	(726)	—	(4,284)	(6,340)
Net carrying amount	$64,857	$35,778	$42,976	$66,062	$209,673

A summary of interest expense on the Notes is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Interest expense related to contractual interest coupon	$2,677	$1,944	$6,612	$5,832
Interest expense related to amortization of debt discount	1,285	1,837	5,155	5,377
Interest expense related to amortization of debt issuance costs	508	383	1,279	1,114
	$4,470	$4,164	$13,046	$12,323

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

The components of accumulated other comprehensive loss in the equity section of the balance sheets are as follows (in thousands):

	March 31,	June 30,
	2016	2015
Net unrealized gain (loss) on short-term investments	$1,237	$(77)
Cumulative foreign currency translation adjustment	(19)	1,168
Defined benefit pension obligation	(1,517)	(1,517)
Accumulated other comprehensive loss	$(299)	$(426)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2016 and results of operations for the three and nine months ended March 31, 2016 and 2015 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts, the effects of our process improvements on age-outs, backlog and revenue; expected uses of cash during fiscal 2016; the anticipated drivers of our future capital requirements; the success of the multi-leaf collimator, or InCise MLC for the CyberKnife Systems, its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our belief that TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar and foreign currencies as well as our ability to mitigate such risks; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including those risks discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2015, in Part II, Item 1A of the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2015 and, December 31, 2015, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of care, with the aim of helping patients live longer, better lives. Our leading edge technologies, the CyberKnife® and TomoTherapy® Systems, are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image-guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving largely separate patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population including patients requiring retreatment with radiation therapy.

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. The CyberKnife Systems are the only dedicated, full-body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It enables the treatment of patients who typically might not otherwise be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently only a small portion of the patients who develop tumors treatable with CyberKnife Systems are treated with these systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic diseases, like leukemia and lymphoma, which are not localized to an organ, but rather involve cells throughout the body.

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

We believe the long term success of the CyberKnife Systems is dependent on a number of factors including the following:

•                  Continued adoption of our CyberKnife M6 Series Systems;

•                  Production and shipment of InCise MLCs that meet the standards that we, and our customers, expect in our products;

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

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. The TomoTherapy Systems are specifically designed for image-guided intensity-modulated radiation therapy (IG-IMRT). The TomoTherapy H Series Systems come in configurations of TomoHTM, TomoHDTM and TomoHDATM. Based on a CT scanner platform, the systems provide continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver highly accurate, individualized dose distributions which precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for patients. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung and head and neck cancers, in addition to complex and novel treatments such as total marrow irradiation. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

•                  Continued adoption of our TomoTherapy Systems;

•                  Greater awareness among doctors and patients of the unique benefits of radiation therapy using TomoTherapy Systems because of their ring gantry architecture and ability to deliver treatment from 360 degrees around the patient;

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

Backlog

For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, post-contract customer support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $370.5 million as of March 31, 2016 compared to $375.0 million as of June 30, 2015.

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

•                  The contract has either cleared all its contingencies or contains no contingencies when signed;

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

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems and related upgrades, because of factors outside of our control, we cannot provide assurance that we will convert backlog into recognized revenue. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations.  Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, changes to regulatory requirements, or other reasons. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out.  Contracts may age-out for many reasons, including inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, inability to timely obtain licenses necessary for customer facilities or operation of our equipment among other reasons for delays. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact backlog. Generally, strengthening in the U.S. Dollar will negatively impact backlog.

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Net product orders are defined as gross product orders less cancellations, age-outs and foreign exchange adjustments.

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands)	2016	2015	2016	2015
Gross orders	$56,410	$51,891	$188,416	$182,915
Net orders	57,559	35,937	145,037	109,693
Order backlog at the end of the period	370,488	347,408	370,488	347,408

Gross orders increased by $4.5 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.  This was a result of an increase of $4.3 million in new system order volume added as the total number of system orders increased from the same prior year period.  The TomoTherapy System order volume drove the increase for this period and was partially offset by a decrease in order volume for the CyberKnife System. The remaining change was a result of a slight increase in order amendments of $1.2 million offset by fewer upgrades which decreased by $1.0 million in the three months ended March 31, 2016 as compared to the same prior year period.

Gross orders increased by $5.5 million for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015.  This was a result of increased CyberKnife System order volume as compared to the same prior year period, partially offset by a slight decrease in TomoTherapy System order volume.  The increase in CyberKnife System orders is in line with of the increased demand for systems with the InCise MLC, after its introduction in the third quarter of fiscal 2015.  The majority of new orders added for CyberKnife Systems this period were for systems with the InCise MLC.

Net orders increased by $21.6 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, resulting from the increase in gross orders of $4.5 million as well as fewer age-outs of $6.3 million and a $10.8 million favorable currency impact.

•                  There were age-outs of $10.8 million and $11.6 million for the three months ended March 31, 2016 and 2015, respectively, resulting from the age-out of two fewer systems as compared to the prior year period. There were two systems previously aged out that were recognized into revenue in the current period resulting in age-ins of $5.6 million and zero for the three months ended March 31, 2016 and 2015, respectively.

•                  There were no cancellations in either the three months ended March 31, 2016 and 2015, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Currency impacts resulted in an increase in net orders of $6.4 million and a decrease of $4.3 million in the three months ended March 31, 2016 and 2015, respectively.

Net orders increased by $35.3 million for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015, resulting from the increase in gross orders of $5.5 million plus an increase of $21.6 million due to foreign currency impacts and an increase of $4.8 million due to age-outs and a decrease in cancellations of $3.4 million.

•                  The age-outs of $42.8 million for the nine months ended March 31, 2016 include $10.9 million of age-ins which represent orders that previously aged-out but have been taken to revenue in the current period.  There were no age-ins included in the age-out number for the nine months ended March 31, 2015.

•                  Cancellations were $6.0 million and $9.4 million in the nine months ended March 31, 2016 and 2015, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Currency impacts resulted in increase in net orders of $5.4 million compared to a decrease of $16.2 million in the nine months ended March 31, 2016 and 2015, respectively.

Currently, we expect age-outs in the fourth quarter of this fiscal year to be in the range of $8.0 to $11.0 million as compared to $3.3 million in age-outs recorded during the three months ended June 30, 2015.  Beginning in fiscal 2013, we made changes to our order taking process, including increased oversight responsibility for and management of distributors and changes in timing as to when we enter some of our distributor orders into backlog.  We believe these changes will improve the quality of backlog over time and reduce the level of age-outs.

Results of Operations — Three and nine months ended March 31, 2016 and 2015

	Three Months Ended March 31,					Nine Months Ended March 31,
	2016		2015		2016-2015	2016		2015		2016-2015
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	% change	Amount	% (a)	Amount	% (a)	% change
Products	$53,740	51%	$46,361	48%	16%	$149,494	49%	$127,026	46%	18%
Services	51,544	49	51,154	52	1	154,333	51	151,025	54	2
Net revenue	$105,284	100%	$97,515	100%	8%	$303,827	100%	$278,051	100%	9%
Gross profit	$44,944	43%	$38,660	40%	16%	$121,413	40%	$104,950	38%	16%
Products gross profit	24,118	45	19,029	41	27	64,138	43	51,858	41	24
Services gross profit	20,826	40	19,631	38	6	57,275	37	53,092	35	8
Research and development expenses	13,270	13	12,836	13	3	42,497	14	40,902	15	4
Selling and marketing expenses	12,516	12	12,987	13	(4)	41,009	13	46,763	17	(12)
General and administrative expenses	13,716	13	11,665	12	18	39,820	13	34,976	13	14
Other expense, net	3,963	4	3,618	4	10	14,124	5	14,607	5	(3)
Provision for income taxes	723	1	521	1	39	2,260	1	2,311	1	(2)
Net loss	$756	1%	$(2,967)	3%	(125)%	$(18,297)	6%	$(34,609)	12%	(47)%

(a)    Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net Revenue

Product Net Revenue. Product net revenue increased by $7.4 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to an increase of $9.3 million in new system revenue resulting from an increase in the number of CyberKnife and TomoTherapy systems taken to revenue in the current period as compared to the prior year period.  This increase was partially offset by a decrease of $1.9 million in upgrade and other revenue as compared to the prior year period.

Product net revenue increased by $22.5 million for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015, primarily due to an increase of $23.6 million in new system revenue due to an increase in the number of CyberKnife and TomoTherapy systems taken to revenue in the current period as compared to the prior year period.  This increase was partially offset by a decrease of $1.1 million in upgrade and other revenue as compared to the prior year period.

Services Net Revenue. Services net revenue increased by $0.4 million and $3.3 million for the three and nine months ended March 31, 2016, respectively, as compared to the three and nine months ended March 31, 2015, respectively. The increase in services net revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, was driven by increased installation revenue of $0.4 million.  The increase in service net revenue for the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015 was primarily attributable to an increase in training revenue because of the timing of the expiration of training points; however, we don’t expect training revenue from expired points to be at this volume going forward.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net revenue	$105,284	$97,515	$303,827	$278,051
Americas	31%	54%	42%	49%
Europe, Middle East, India and Africa	41%	22%	34%	28%
Asia (excluding Japan and India)	16%	17%	16%	13%
Japan	12%	7%	8%	10%

Revenue derived from sales outside of the Americas region was $72.6 million and $44.9 million for the three months ended March 31, 2016 and 2015, respectively, and represented 69% and 46% of our net revenue during these periods, respectively. Revenue derived from sales outside of the Americas region was $174.9 million and $141.2 million for the nine months ended March 31, 2016 and 2015, respectively, and represented 58% and 51% of our net revenue during these periods.

Gross Profit

Overall gross profit for the three months ended March 31, 2016, increased $6.3 million, or 16%, as compared to the three months ended March 31, 2015. Product gross profit increased 27%, or $5.1 million, primarily due to the increase in systems taken to revenue resulting in product revenue increasing by $7.4 million, which was partially offset by higher product costs associated with increased unit volume resulting in a decrease to gross profit of $2.3 million. Service gross profit increased 6%, or $1.2 million, as a result of higher service revenues of $0.4 million driven by increased installation and training revenues, as well as decreased service costs of $0.8 million resulting from reductions in departmental spending due to headcount decreases and lower upgrade parts utilization.

Overall gross profit for the nine months ended March 31, 2016, increased $16.5 million, or 16%, as compared to the nine months ended March 31, 2015. Product gross profit increased 24%, or $12.3 million, primarily due to the increase in systems taken to revenue resulting in product revenue increasing by $22.5 million, which was partially offset by higher product costs associated with increased unit volume resulting in a decrease to gross profit of $10.2 million from both the increase in the number of systems taken to revenue as well as higher construction costs associated with sales in Europe. Service gross profit increased 8%, or $4.2 million, as a result of higher service revenues of $3.3 million driven by increased training revenue and lower service costs of $0.9 million.

Research and Development

Research and development expenses were $13.3 million in the three months ended March 31, 2016 as compared to $12.8 million in the three months ended March 31, 2015, which represents an increase of $0.5 million, or 3%. The increase was primarily due to a $0.6 million increase in consulting fees as a result of several new development projects and  increased compensation related expenses of $0.1 million due to higher vacation expense as well as a higher stock-based compensation expense as compared with the prior fiscal period.  These increases were partially offset by fewer materials costs due to project delays and a decrease in IT and facilities allocated expenses related to revised allocation rates and headcount in fiscal year 2016.

Research and development expenses were $42.5 million in the nine months ended March 31, 2016 as compared to $40.9 million in the nine months ended March 31, 2015, which represents an increase of $1.6 million, or 4%. The increase was primarily due to a $3.7 million increase in consulting fees mainly as a result of a development project that started in 2015.  This increase was partially offset by decreased personnel related expenses of $1.5 million due to lower headcount as compared with prior period and a decrease in materials and supplies expenses of $0.7 million due to several large research and development projects completed prior to fiscal year 2016.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2016 were $12.5 million as compared to $13.0 million for the three months ended March 31, 2015, which represents a decrease of $0.5 million, or 4%. The decrease is primarily because of a $0.7 million reduction in commission expense because of several revenue deals with greater commission expense in the prior year as commission amount can vary from deal to deal, as well as reduced personnel related expense of $0.4 million.  In addition, there were reductions in travel expenses and IT and facilities allocated expenses related to revised allocation rates and headcount in fiscal year 2016.  These decreases were partially offset by an increase of $0.4 million in marketing related expenses driven mainly by the timing of tradeshows and higher consulting expenses of $0.4 million related to new collaboration agreements and some additional software costs.

Selling and marketing expenses for the nine months ended March 31, 2016 were $41.0 million as compared to $46.8 million for the nine months ended March 31, 2015, which represents a decrease of $5.8 million, or 12%. The decrease is primarily because of a $3.6 million reduction in personnel related expenses resulting mainly from lower commissions of $2.2 million because of several revenue deals with greater commission expense in the prior year and decreased salaries and benefits of $1.4 million related to lower headcount. Travel expenses also decreased by $0.7 million because of lower headcount in the sales and marketing departments.  In addition, consulting fees decreased by $0.7 million because of fewer marketing initiative projects as compared to the prior year. General marketing expenses also decreased by $0.5 million in lower trade show expenses mainly because of the location of the ASTRO tradeshow.  Lastly, there were reductions of $0.4 million in IT and facilities allocated expenses related to revised allocation rates and a reduction in headcount in fiscal year 2016. These decreases were partially offset by increases in collaboration and grant agreements related expenses of $0.2 million compared to prior year.

General and Administrative

General and administrative expenses for the three months ended March 31, 2016 were $13.7 million as compared to $11.7 million for the three months ended March 31, 2015, which represents an increase of $2.0 million, or 18%.  This increase was mainly attributable to $1.8 million in higher legal fees associated with Cowealth and Rotary settlements in the third fiscal quarter of 2016 as described in Note 5 to the financial statements.  In addition, personnel related expenses increased $0.4 million because of additional headcount as compared to the same prior year period.  Tax and insurance expenses increased by $0.4 million primarily as a result of the release of tax accruals due to statute expirations in the prior year.  These increases were partially offset by a decrease in non-recurring consulting expenses of $0.6 million from the prior year.

General and administrative expenses for the nine months ended March 31, 2016 were $39.8 million as compared to $35.0 million for the nine months ended March 31, 2015, which represents an increase of $4.8 million, or 14%. The increase was related to higher legal fees of $4.5 million associated with the Cowealth and Rotary settlements described in Note 5 to the financial statements.  In addition, there were higher tax expenses of $1.0 million as a result of the release of tax accruals due to statute expirations in prior year.  There were also increases in audit fees of $0.2 million compared to prior year and increases of $0.2 million in IT and facilities allocated expenses related to revised allocation rates and headcount in fiscal year 2016. These increases were partially offset by non-recurring consulting expenses of $0.6 million due to fewer projects with general and administrative involvement and $0.6 million in non-recurring investor relations expense from prior year.

Other Expense, net

Other expense, net for the three months ended March 31, 2016 was $4.0 million as compared to $3.6 million for the three months ended March 31, 2015, which represents an increase of $0.4 million, or 10%.  The increase in expenses was driven by a $1.0 million loss on extinguishment of debt that was recorded in accordance of the repayment of $63.4 million in aggregate principal amount of the 3.75% Convertible Senior Notes discussed in Note 7 to the financial statements.  In addition, there was a gain on the foreign exchange associated with forward contracts in the three months ended March 31, 2015 with no offsetting gain or loss in the current period resulting in an overall increase in foreign exchange expense of $0.7 million in the current fiscal year.  These increases in other expenses were partially offset by an increase in other income of $1.2 million due to a licensing agreement that became effective in the current quarter.

Other expense, net for the nine months ended March 31, 2016 was $14.1 million as compared to $14.6 million for the nine months ended March 31, 2015, which represents a decrease of $0.5 million, or 3%. Foreign currency losses decreased by $2.7 million due to losses being recorded in the nine months ended March 31, 2015, driven mainly by volatility in the Swiss Franc against the U.S. Dollar in October of 2014 and high volatility in the Swiss Franc against the Euro in January of 2015.  There has been less volatility in the currencies in the current period resulting in the decreased loss year-over-year.  In addition, because of a licensing agreement in the third quarter of fiscal 2016 there was a $1.1 million increase in other income as well as $0.3 million increase in interest income and gain on sales of investments. These increases were partially offset by losses on hedging activities of $1.9 million as compared to the same period in prior year due to increased hedging activities in the current year and month-to-month volatility of the Swiss Franc against the U.S. Dollar as well as higher interest expense of $0.7 million due to continued debt discount accretion.

Provision for Income Taxes

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. Income tax expenses were $0.7 million and $2.3 million for the three and nine months ended March 31, 2016, respectively, compared to income tax expenses of $0.5 million and $2.3 million for the three and nine months ended March 31, 2015, respectively.  The decrease in tax expense of $0.2 million for the three months ended March 31, 2016, respectively, compared to the three months ended March 31, 2015 was primarily related to a decrease in earnings of our foreign subsidiaries.

Liquidity and Capital Resources

At March 31, 2016, we had $79.2 million in cash and cash equivalents and $70.6 million in short-term investments, for a total of $149.8 million.  Refer to Note 7, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

As of March 31, 2016, we had approximately $56.2 million of cash and cash equivalents at our foreign subsidiaries. The earnings of our foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources for the next twelve months and do not anticipate the need to repatriate the undistributed earnings of our foreign subsidiaries at March 31, 2016.

Our cash flows for the nine months ended March 31, 2016 and 2015 are summarized as follows (in thousands):

	Nine months ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$13,565	$(12,603)
Net cash (used in) provided by investing activities	(12,902)	18,626
Net cash (used in) provided by financing activities	(994)	4,712
Effect of exchange rate changes on cash and cash equivalents	(65)	(7,632)
Net (decrease) increase in cash and cash equivalents	$(396)	$3,103

Cash Flows From Operating Activities

Net cash provided by operating activities in the nine months ended March 31, 2016 was $13.6 million, as compared to $12.6 million used in operating activities in the nine months ended March 31, 2015. Net cash provided by operating activities in the nine months ended March 31, 2016 was primarily related to:

•                  Net loss was offset by non-cash items of $31.9 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, provision for doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Decrease in restricted cash of $2.5 million due to releases of restrictions on cash related to bunker constructions during the year;

•                  Increase in accounts receivable of $10.3 million as a result of the timing of revenue transactions in the third quarter of fiscal 2016, which collections are expected in the fourth fiscal quarter of 2016.;

•                  Increase in inventories of $11.3 million due to increases in purchases in fiscal year 2016 to support expected future sales and service needs that will begin to be utilized in the fourth fiscal quarter of 2016;

•                  Increase in prepaid expenses and other assets of $4.0 million primarily due to an increase in long-term accounts receivable of $5.6 million due to one customer with extended payment terms and several large revenue contracts accounted for as capital leases as compared to the same period in prior year. This was partially offset by a decrease of $0.6 million due to the settlement of value-add taxes in foreign locations, reduction of other prepaids of $0.5 million due to the release of vendor advances and amortization of prepayments for the ASTRO tradeshow offset by new additions, and a reduction in prepaid benefit costs of $0.8 million due to the timing of payments;

•                  Increase in deferred revenue of $13.8 million primarily due to additional product revenue deferrals added during the period in excess of the amount of deferred product revenue recognized mainly due to the timing of the sale transactions in the current quarter;

•                  Increase in deferred cost of revenue of $1.9 million primarily due to the timing of inventory transfers to customers;

•                  Increase in accounts payable of $8.7 million primarily due to an increase in inventory purchasing activities in the first half of fiscal 2016 and timing of payments as there was more large value payment activity at the end of prior year as compared with the end of the third fiscal quarter of 2016;

•                  Increase in accrued liabilities of $1.3 million primarily related to an increase in legal accrual of $3.4 million due to the award of damages related to the Cowealth litigation as described in Note 5 to our consolidated financial statements offset by a decrease in accrued bonuses of $2.1 million; and

•                  Increase in customer advances of $0.3 million due mainly to payments received for future revenue deliverables;

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

Cash Flows From Investing Activities

Net cash used in investing activities was $12.9 million for the nine months ended March 31, 2016, which primarily consisted of purchases of short-term investments of $52.7 million and purchases of property and equipment of $5.9 million partially offset by sales and maturities of investments of $45.7 million.

Net cash provided by investing activities was $18.6 million for the nine months ended March 31, 2015, which primarily consisted of sales and maturities of short-term investments of $94.4 million partially offset by purchases of property and equipment of $5.9 million and purchases of investments of $69.9 million.

Cash Flows From Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2016 was $1.0 million which was a combination of $65.5 million in payments made to convertible note holders, partially offset by $64.6 million in proceeds from debt issuance, net of costs associated with our $70.0 million straight debt financing and related repurchase of $63.4 million of the 3.75% Convertible Senior Notes discussed in Note 7 to the financial statements.  In addition, there were $3.0 million in proceeds from employee stock plans which was partially offset by $3.0 million taxes paid related to net share settlements of equity awards.

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

During the nine months ended March 31, 2016 we considered our estimated corporate bonus accrual to be a critical accounting estimate. The Company’s bonus accrual for each quarter is based on its performance against Company defined metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2015, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the EURO and the Japanese Yen. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk, such as risks related to fluctuations in foreign currencies. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of March 31, 2016, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at March 31, 2016 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $70.7 million at March 31, 2016. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$321	$276	$194	$100	$(101)	$(202)	$(303)	$(405)

Equity Price Risk

On August 1, 2011, we issued $100 million aggregate principal amount of 3.75% Convertible Notes. In January 2016, we repurchased approximately $63.4 million aggregate principle amount of 3.75% Convertible Notes leaving $36.6 million aggregate principle amount of the 3.75% Convertible Notes outstanding. Upon conversion, we can settle the remaining obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 105.5548 shares of common stock per $1,000 remaining principal amount of the 3.75% Convertible Notes, which is equivalent to a conversion price of approximately $9.47 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $9.47 upon conversion of the 3.75% Convertible Notes. For every $1 that the share price of our common stock exceeds $9.47, we expect to issue an additional $3.9 million in cash or shares of our common stock, or a combination thereof, if all of the remaining 3.75% Convertible Notes are converted.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                    Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2015, as updated in Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended September 30, 2015, December 31, 2015, and is incorporated herein by reference. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filings. Any risk factor included below supersedes the description of the relevant risk factor in such filings. Other than the items discussed below, there have been no material changes in our risk factors since such filings.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of March 31, 2016, we had an accumulated deficit of $413.6 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve or sustain profitability. In the event we fail to achieve/sustain profitability, our stock price could decline.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2016, customer contracts with extended payment terms of more than one year amounted to 8% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At March 31, 2016, we had $79.2 million in cash and cash equivalents and $70.6 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our major stockholders own approximately 42.9% and directors and executive officers own approximately 2.8% of our outstanding common stock as of March 31, 2016, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of March 31, 2016, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 42.9% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 2.8% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Increased leverage as a result of the Convertible Notes offering and Term Loan may harm our financial condition and operating results.

As of March 31, 2016, we had total consolidated liabilities of approximately $427.7 million, including the short-term liability component of the 3.75% Convertible Notes in the amount of $35.8 million and the Term Loan of $3.5 million, and the long-term liability component of the 3.50% Convertible Notes in the amount of $43.0 million and the 3.50% Series A Convertible Notes of $66.0 million as well as the Term Loan in the amount of $61.4 million.

In April 2014, we refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes held by certain investors (the “Participating Holders”) with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Notes. In connection with such transactions, we also paid the Participating Holders approximately $0.4 million in cash.

On January 11, 2016, the Company closed a $70.0 million debt financing agreement with Cerberus Business Finance, LLC, an affiliate of Cerberus Capital Management, L.P (the “Secured Loan”). The net proceeds of the loan are required to be used, in addition to $30.0 million of cash funded by the Company, to retire $100.0 million of Convertible Notes at the earlier of August 2016 or when otherwise redeemed. This financing consists of a $70.0 million first lien senior secured term loan with a 700 basis point margin and 1 percent LIBOR floor. The loan principal amount will be amortized at an effective rate of 5% annually with final payment due in 5 years and is subject to certain maintenance-based covenants. The Secured Loan also includes certain financial covenants, customary events of default, and other customary covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. Following the closing of financing, in January 2016, we used a portion of the net proceeds from the financing to repurchase approximately $63.4 million in aggregate principal amount of the 3.75% Convertible Notes for $66.6 million in cash.

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

Item 2.                                             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                             Defaults Upon Senior Securities

None.

Item 4.                                             Mine Safety Disclosures

Not applicable.

Item 5.                                             Other Information

None.

Item 6.                                             Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1‡	Financing Agreement by and among Registrant, certain subsidiaries of the Registrant, the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders dated January 11, 2016	—	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	—	—	—	—
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

‡Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

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

Date: April 29, 2016