Form 10-K
period 2016-06-30
ACCURAY INC
filed 2016-08-24
CIK 1138723

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

          Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 31, 2015, the last business day of the registrant's most recently completed second fiscal quarter was: $545,639,436. Shares of the registrant's common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of August 15, 2016, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 81,574,692.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Registrant's 2016 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2016

FORM 10-K

ANNUAL REPORT

        We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi-Art®, RayStation®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision™, CTrue™, H™ Series, iDMS™ InCise™, Iris™, M6™ Series, OIS Connect™, PlanTouch™, Treatment Planning System, QuickPlan™, TomoDirect™, TomoEdge™, TomoH™, TomoHD™, TomoHDA™, TomoHelical™, Tomo Quality Assurance™ Radixact™, StatRT™, and VoLO™. ImagingRing® is a registered trademark belonging to medPhoton GmbH. RayStation® is a registered trademark belonging to RaySearch Laboratories, AB.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding future revenues and expenses, marketing efforts, reimbursement rates, regulatory requirements, future orders, radiation therapy market, our strategy, our products, intellectual property rights, and our earnings or other financial results, and other statements using words such as "anticipates," "believes," "can," "could," "estimates," "expects," "forecasts," "intends," "may," "plans," "projects," "seek," "should," "will" and "would," and words of similar import and the negatives thereof. Accuray Incorporated ("we," "our," or the "Company") has based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. Factors that could cause our actual results to differ materially include those discussed under "Risk Factors" in Part I, Item 1A of this report. We undertake no obligation to update or revise any forward-looking statements to reflect any event or circumstance that arises after the date of this report except as required by applicable law.

 PART I

Item 1.    BUSINESS

The Company

        Accuray Incorporated is a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of radiation therapy care with the aim of helping patients live longer, better lives. Our innovative technologies, the CyberKnife and TomoTherapy Systems, are designed to deliver advanced treatments, including stereotactic radiosurgery (SRS), stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image guided radiation therapy (IGRT), and adaptive radiation therapy. The CyberKnife Systems and the TomoTherapy Systems have complementary clinical applications, enabling customers to deliver the most precise treatments while minimizing side effects and maximizing patient comfort and care. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities.

        The CyberKnife Systems are fully robotic systems that deliver SRS and SBRT, and are used to treat multiple types of cancer and tumors throughout the body. The CyberKnife Systems automatically track, detect and correct for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation with sub-millimeter accuracy while patients breathe normally, without manual user intervention. Treatment with the CyberKnife Systems requires no anesthesia, and treatment sessions are done on an outpatient basis. In addition, the CyberKnife Systems are designed to minimize many of the risks and complications associated with other treatment options. The CyberKnife Systems are the only robotic radiosurgery systems available today which deliver such high precision treatments for intra- and extra-cranial disease sites throughout the body, including prostate, lung, brain, spine, liver, pancreas and kidney. The latest generation CyberKnife M6 Series System is available with the new InCise Multileaf Collimator (InCise MLC), the world's first multileaf collimator (MLC) to be available on a robotic platform. With the addition of the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife Systems, while significantly reducing treatment times, for a wider range of tumor types, including larger and different kinds of tumors than were previously treated. Additional options include the fixed collimator, and the Iris Variable Aperture Collimator, giving clinicians a range of collimation forms to choose from to meet the needs of their patients.

        The TomoTherapy Systems represent the only radiation therapy platform specifically designed for image-guided intensity-modulated radiation therapy (IG-IMRT). Based on a ring gantry CT scanner platform, the TomoTherapy System provides continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified direct beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver dose distributions which precisely conform to the shape of the patient's tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for patients. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung, and head and neck cancers, in addition to complex treatments such as total marrow irradiation, while minimizing side effects; and enable efficient daily imaging to ensure the accuracy of the patient position before each treatment delivery. The latest generation TomoTherapy System is the Radixact that includes the following options: TomoHelical, TomoDirect, and TomoEdge dynamic jaws. The system configuration depends on the options chosen by the customer.

        We are also introducing Onrad, a lower priced, direct delivery system, to China. The Onrad System is designed to meet the ease of use and throughput demands of a market segment in which Accuray has not previously competed.

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

        Traditional methods for the treatment of solid tumor cancers include chemotherapy, surgery and radiation therapy. The most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high-energy radiation generated by medical equipment external to the patient. The global radiotherapy equipment and software market has three main segments: Linear Accelerators (Linacs), Treatment Planning Systems, and Radiation Therapy Simulators. According to the January 2015 Radiation Therapy Equipment Report by Global Industry Analysts, Inc., Linear Accelerators represent the largest segment of radiotherapy equipment and are forecast to expand from an estimated $3.4 billion for 2014 to reach $5.2 billion by the year 2020. Treatment planning systems are poised to grow to $1.9 billion by 2020, up from an estimates $1.1 billion in 2014. Increasing preference for non-surgical options is a major factor promoting radiotherapy. Approximately 60% of cancer patients worldwide will undergo some form of radiation therapy during the course of their treatment. While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linacs to adequately treat their domestic cancer patient populations. We believe increasing demand for advanced medical treatments in many international markets and growth in cancer incidences worldwide will continue to drive demand for advanced linacs in the coming years.

        Emerging markets are especially underequipped with external beam radiation therapy systems. According to publication in the International Journal of Radiation Oncology Biology and Physics in 2014, radiation therapy is required in more than half of the newly diagnosed cancer patients and of those cured, 40% are by radiotherapy alone or in combination with other modalities. It is estimated that by 2020, low and middle income countries will need over 9,000 additional radiation therapy systems. China alone is estimated to have a shortfall of over 3,800 systems because of increasing cancer incidence and an aging population that is estimated to more than double by 2040.

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

  Image guided radiation therapy.    IGRT involves delivering radiation guided by images of the treatment area taken shortly before and/or during treatment using CT scan, x-ray, ultrasound or other imaging technologies. By combining imaging with radiation treatment, clinicians can adjust the patient's position relative to the radiation source prior to each treatment to target the tumor more precisely.

  Radiosurgery and Stereotactic Body Radiation Therapy.    Radiosurgery is a form of radiation therapy that uses precisely targeted radiation to destroy tumors. Radiosurgery is non-invasive; there is no cutting involved. It is commonly used by neurosurgeons to treat conditions within the brain and spine. SBRT is a treatment that uses precisely targeted radiation, like radiosurgery, to destroy tumors located outside the brain and spine. Radiosurgery and SBRT typically involve the delivery of a single high dose radiation treatment or a few fractionated radiation treatments (usually up to five) to ablate (destroy) all tissue within the tumor. To achieve the accuracy and precision required for both radiosurgery and SBRT, image guidance during treatment, the ability to adjust the aim of the beam in real-time to compensate for tumor motion and a wide range of beam angles, are critical for treatment.

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

  Hypofractionation.    Hypofractionation involves the delivery of higher doses of radiation in fewer fractions than are used in conventional radiation therapy. Higher doses of radiation have been shown to provide greater local control of the tumor. The advent of innovative technological features in radiation therapy treatment planning and delivery has enabled clinicians to maximize the radiation dose administered to tumors in the patient, improving local tumor control and, in some cases, improving patient survival rates. Additional benefits of hypofractionation include minimal side effects, fewer treatments and greater scheduling convenience for the patient. Hypofractionation is often used to treat small targets throughout the body, especially when located near critical structures, including the brain, head and neck, spine, lung and prostate. It is also being used more frequently in clinical applications where the radiobiology is appropriate for fewer fractions of higher doses, including the prostate and breast.

        Despite advances in radiation therapy techniques, most commercially available radiation therapy systems from other manufacturers still present significant limitations that restrict clinicians' ability to provide the most precise treatment possible. These limitations include:

  Limited versatility and precision.    The C-arm configuration of traditional radiation therapy systems has a limited range and speed of motion because of its size and mechanical structure. C-arm linac architecture is limited to delivering radiation in a single plane (coplanar) thus limiting its radiation delivery capability for complex and advanced cases. Additionally, most previously existing MLCs, which modulate or shape the radiation beams, have mechanical limitations that reduce their beam-shaping ability and the speed at which they operate. These design elements limit the motion and dynamic range of IMRT intensities capable of being delivered by traditional radiation therapy systems and often make it challenging to achieve the precision needed to maximize dose to the tumor while avoiding damage to healthy tissue and minimizing side effects. These limited treatment angles reduce the ability to deliver precisely targeted radiation that minimizes exposure to healthy tissue. Such imprecision may prevent clinicians from treating tumors near sensitive anatomic structures, such as the eye or the spinal cord, or from re-treating patients in an area of the body that was previously exposed to radiation and may be unable to tolerate additional exposure.

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

  Failure to integrate multiple functions.    The basic architecture for traditional radiation therapy systems pre-dates many recent advances that enable integrated imaging, treatment planning, dose verification or quality assurance capabilities necessary for more advanced treatment protocols. Some conventional systems have been subsequently adapted to include certain elements of this functionality by incorporating modular add-on devices to legacy linac designs. These separate modular components can provide imaging, treatment planning, quality assurance procedures or post-treatment analysis functionality. However, this add-on architectural approach can have safety, accuracy, and workflow implications because of the manual methods used for checking proper system operation.

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

        Increase physician adoption and patient awareness to drive utilization.    We are continually working to increase adoption and awareness of our systems and demonstrate their advantages over more traditional treatment methods. We hold and sponsor symposia and educational meetings and support clinical studies in an effort to demonstrate the clinical benefits of our systems. We regularly meet with clinicians to educate them on the expanded versatility that our systems offer in comparison to more traditional radiation therapy products or surgery. To support awareness of all of our product offerings, we assist our customers with increasing patient awareness in their communities by providing them tools to develop marketing and educational campaigns.

        Continue to expand the radiosurgery market.    While radiosurgery has traditionally been used to treat brain tumors, the CyberKnife Systems received U.S. Food and Drug Administration (FDA), clearance in 2001 to treat tumors anywhere in the body where radiation is indicated. Our system data demonstrate that over 55% of CyberKnife utilization is for cancers and tumors in the body in places other than the brain. There are now hundreds of peer-reviewed publications supporting use of CyberKnife in treatment of various cancer and tumor types.

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

        Expand sales in international markets.    We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. Outside of the United States, we currently have regional offices in Morges, Switzerland, Hong Kong, China, Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. Combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region and Latin America, our sales and distribution channels cover more than 92 countries. However, many of these countries are not highly developed at this time and therefore sales opportunities may be limited. We intend to increase our international revenue by focused additions of direct sales and marketing personnel in targeted areas to further penetrate our most promising international markets, and additional distributors where opportune.

        Strategic partnerships and joint ventures.    We intend to pursue strategic partnerships and joint ventures we believe will allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with our customers. In fiscal 2016 we signed an agreement with RaySearch which will lead to the integration of treatment planning support for the TomoTherapy and CyberKnife Systems in the RayStation treatment planning system (TPS). We also signed an agreement with medPhoton GmbH to collaborate on integration of its ImagingRing system, a new technology for volumetric image guidance, with the CyberKnife System.

Our Products

        Our suite of products includes the CyberKnife Systems, the TomoTherapy Systems, and the Radixact Delivery Treatment Platform.

The CyberKnife Systems

        Our principal radiosurgery products are the CyberKnife Systems, a robotic full-body radiosurgery system designed to treat tumors anywhere in the body non-invasively, which include the CyberKnife M6 Series with configuration options of fixed collimators plus the Iris Variable Aperture Collimator (FI), fixed collimators plus the InCise MLC (FM) and fixed collimators plus the Iris Variable Aperture Collimator plus the InCise MLC (FIM).

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

        Our configurations of CyberKnife Systems include the following:

        The CyberKnife M6 Series with configurations of FI, FM and FIM.    The M6 Series has been approved/cleared by the FDA, and is able to be sold in most major markets globally. It is used with either of the following options: an Iris collimator (I) or a multileaf collimator (M). With the InCise MLC, larger tumors previously thought untreatable with radiosurgery and SBRT are able to be treated efficiently and with unrivaled accuracy and tissue sparing. The InCise MLC and IMRT planning tools enable expansion of indications that can be treated with a CyberKnife to include many IMRT indications. The CyberKnife M6 Series includes disease-specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, treatment speed improvements, more options to configure the treatment room, expanded number of nodes leading to more coverage and sparing of healthy tissue.

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

        Real-time tracking of tumor movement.    The CyberKnife Systems are designed to enable the treatment of tumors that change position because of respiration, or tumor or patient movement during treatment. The CyberKnife Systems offer the following features which enhance image guided robotic radiation surgery: Synchrony Respiratory Tracking System, Xsight Lung Tracking System, Xsight Spine Tracking System, InTempo Adaptive Imaging System and Lung Optimized Treatment (optional).

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

        In addition to the main components listed above, we also offer the following components and options: Synchrony Respiratory Tracking System; Xsight Spine Tracking System; Xsight Lung Tracking System; Lung Optimized Treatment; RoboCouch Patient Positioning System; Xchange Robotic Collimator Changer; Iris Variable Aperture Collimator; 4D Treatment Optimization and Planning System; InTempo Adaptive Imaging System; MultiPlan Treatment Planning System; MultiPlan MD Suite; CyberKnife Data Management System; MultiPlan Quick Review; Radiosurgery DICOM Interface; Monte Carlo Dose Calculation; Sequential Optimization Treatment Planning; Robotic IMRT; AutoSegmentation; QuickPlan; PlanTouch; and the InCise MLC. Key features of these components are as follow:

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

        MultiPlan Treatment Planning System.    The MultiPlan System enables physicians to generate high quality treatment plans for the CyberKnife Systems, through a comprehensive set of planning tools for image fusion, contouring, dose calculation and treatment plan review that can be remotely accessed by a secure connection from outside the clinic. The MultiPlan system uses input images from multiple modalities, including computed tomography (CT), magnetic resonance imaging (MRI), positron emission tomography (PET), and 3D angiography.

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

        QuickPlan.    Our QuickPlan technology enables a complete treatment plan to be generated automatically, and the results presented to the user for review.

        PlanTouch.    PlanTouch is the first commercially available, fully integrated software application in radiation oncology that allows physicians to remotely review and approve patients' radiation treatment plans on the iPad.

        InCise Multileaf Collimator.    The InCise MLC is designed specifically for the CyberKnife M6 Series. It delivers the same precise SRS and SBRT treatments clinicians expect from the CyberKnife Systems, while significantly reducing treatment times. With the InCise MLC, the CyberKnife M6 Series can be used to treat larger and irregular tumors more efficiently.

The TomoTherapy Systems

        The TomoTherapy Systems include the TomoTherapy H Series with configuration options of TomoH, TomoHD and TomoHDA. The TomoTherapy System is cleared for sale by the FDA and in most major markets globally. These systems consist of fully integrated and versatile radiation therapy systems used by healthcare professionals in the treatment of a wide range of cancer types. We believe the TomoTherapy Systems offer clinicians and patients the following benefits:

        Versatile treatment capabilities.    The TomoTherapy Systems' ring gantry platform enables precise and efficient treatments with a high degree of dose conformity. The high-speed binary InCise MLC, is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam to either block or allow the passage of radiation, effectively shaping the beam as it is emitted. The combination of the ring gantry and the high-speed InCise MLC (which we refer to as TomoHelical) enable treatment to be delivered continuously in a 360-degree helical pattern around the patient's body. Additionally, the TomoDirect feature provides the TomoTherapy Systems added versatility to provide high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. All TomoTherapy Systems enable an operator to provide non-isocentric three-dimensional conformal image-guided IMRT or stereotactic treatments within a typical cylindrical volume of 80 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows large areas of the body to be treated in a single session and the treatment of widely distant tumors. The TomoTherapy Systems' versatility, efficiency and precision offer clinicians an extensive range of effective treatment possibilities.

        Daily, quantitative imaging for better identification of tumors, dose verification and treatment planning.    The TomoTherapy Systems offer integrated quantitative CT imaging capabilities, which depict the density of tumors and healthy tissue more accurately than traditional radiation therapy systems. Our integrated mega-voltage computed tomography (MVCT), which we market as our CTrue imaging technology, uses a low-intensity, fan beam CT to collect quantitative images prior to each treatment. These images allow lung tissue, fat, muscle and bone to be clearly distinguished. In addition, because of the low radiation dose involved, the clinician can collect daily, quantitative images, which can be used to monitor changes in the patient's internal anatomy and quickly adapt the plan if deemed clinically necessary. We believe daily, quantitative, relatively low dose images are essential to optimizing patient treatment by enabling clinicians to adapt the treatment plan in response to anatomical changes.

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

        Efficient clinical workflow for Image Guided Radiation Therapy, or IGRT, and adaptive radiation therapy.    The TomoTherapy Systems integrate into a single system all of the key elements for radiation therapy, including treatment planning, CT image-guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add-ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients. Conversely, the integrated CT imaging and treatment features of the TomoTherapy Systems allow clinicians to scan, plan and treat cancer patients efficiently. Daily images can be easily accessed remotely, via our TomoPortal web-enabled interface, to verify patient positioning and collaboratively define patient treatment strategies. Taking advantage of this integration capability, our StatRT software allows the full radiation therapy process, CT scanning, treatment planning and treatment delivery, to be completed rapidly.

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

        In addition to the functionality listed above, the TomoTherapy Systems may be enhanced with the following product options: TomoDirect Treatment Mode; Planned Adaptive; OIS Connect TomoTherapy Remote Software Solutions (Remote Planning and TomoPortal); Tomo Quality Assurance (TQA) Package; VoLO Technology; TomoEdge Dynamic Jaws, and Delivery Analysis. Key features of these options are as follow:

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

  OIS Connect software option.    The OIS Connect software option is a DICOM standard-based solution that provides the ability to interface a TomoTherapy System to a compatible OIS.

  Tomo Quality Assurance (TQA) package.    The TQA application offers trending and reporting of many system and dosimetric parameters that allow physicians to monitor the performance of their TomoTherapy Systems.

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

  Delivery Analysis.    A new FDA cleared option designed to enable easy pre-treatment patient QA and also offers an innovative capability to monitor doses throughout the patient treatment using detector signals to ensure that the patient is receiving the expected dose from treatment to treatment. The product option provides both high level analytics for summary display as well as detailed analysis capability.

        In 2016 we received FDA and CE Mark approval for the new Radixact Treatment Delivery Platform. We also received 510(k) clearance for our new treatment planning and data management systems, Accuray Precision Treatment Planning System and iDMS Data Management System. These next generation hardware and software solutions which, together, make up the new Radixact System, enable faster, more efficient delivery of extremely precise treatment to a wider range of cancer patients, including those undergoing retreatment. The new Radixact System represents a major step forward in the evolution of the TomoTherapy System in treatment speed and ease of use.

        In addition, we received approval from the China FDA for the Onrad System in 2016, a direct delivery only system designed to meet the ease of use and throughput needs for this market, which provides us with the ability to be competitive in this market sector.

Sales and Marketing

        In the United States, we primarily market to customers directly through our sales organization, and we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through distributors. We have sales and service offices in many countries in Europe, Japan, China, and other countries in Asia, Latin America, and throughout the world.

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

        Some of the components are obtained from single-source suppliers. These components include the gantry, couch, magnetron and solid state modulator for the TomoTherapy Systems and the robot, couch, and magnetron for the CyberKnife Systems. In most cases, if a supplier was unable to deliver these components, we believe we would be able to find other sources for these components subject to any regulatory qualifications, if required. In the event of a disruption in any of these suppliers' ability to deliver a component, we would need to secure a replacement supplier. Additionally, any disruption or interruption of the supply of key subsystems could result in increased costs and delays in deliveries of our treatment systems, which could adversely affect our reputation and results of operations. To help mitigate these risks, we negotiate long-term supply contracts or submit long-term orders and forecasts to our single-source suppliers with the goal that our demand can be satisfied and any capacity problem can be mitigated.

        Currently, we manufacture our CyberKnife and TomoTherapy Systems in Madison, Wisconsin. We manufacture the linear accelerator for our TomoTherapy Systems at our Chengdu, China facility and we manufacture the linear accelerator for our CyberKnife Systems at our Sunnyvale, California facility. Our facilities employ state-of-the-art manufacturing techniques and equipment. The components manufactured at this facility are produced under an International Standard Organization (ISO), 9001:2008 certified quality management systems. The completed medical devices are designed, manufactured, installed, serviced and distributed at our Sunnyvale, Madison and Morges facilities under quality management systems which are compliant to the internationally recognized quality system standard for medical devices ISO, 13485:2003, and the Quality System regulations enforced by the FDA. We believe our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

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

        As of June 30, 2016, we held exclusive field of use licenses or ownership of approximately 354 U.S. and foreign patents, and approximately 93 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy Systems, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

        We periodically monitor the activities of our competitors and other third parties with respect to their use of intellectual property.

Research and Development

        Continued innovation is critical to our future success. Our current product development activities include projects expanding clinical applications, driving product differentiation, and continually improving the usability, interoperability, reliability, and performance of our products. We continue to seek to develop innovative technologies so that we can improve our products and increase our sales. Some of our product improvements have been discussed above under the heading "Our Products."

        Our research activities strive to enable new product development opportunities by developing new technologies and advancing areas of existing core technology such as next generation linac, adaptive therapy, patient imaging, motion management, or treatment planning capabilities.

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

        As of June 30, 2016, we had 176 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2016, 2015 and 2014 were $56.7 million, $55.8 million and $53.7 million, respectively. We anticipate research and development expenses for fiscal 2017 to be lower than fiscal 2016 due to the completion of key development projects toward the end of fiscal year 2016.

        A key component of our research and development program is our collaboration with research programs at selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. Our agreements with these third-party collaborators generally require us to make milestone-based payments during the course of a particular project and often also require that we make up-front payments to fund initial activities. Generally, we obtain non-exclusive worldwide rights to commercialize results from the collaboration with an option to negotiate an exclusive license. For inventions resulting from the collaboration that we own or exclusively license, we generally grant a royalty-free license for the purpose of continuing the institution's research and development, and from time to time, we also grant broader licenses. Our research collaboration programs include work on clinical protocols and hardware and software developments. We also work with suppliers to develop new components in order to increase the reliability and performance of our products and seek opportunities to acquire or invest in the research of other parties where we believe it is likely to benefit our existing or future products.

        We have entered into collaboration agreements with a variety of industrial partners within the fields of radiation oncology and medical imaging to provide us with opportunities to accelerate our innovation capability and bring complimentary products and technologies to market. We continue to seek out new partnerships to complement our internal developments and implement our product strategies.

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

        New product sales in this competitive market are primarily dominated by two companies: Elekta AB (Elekta) and Varian Medical Systems, Inc. (Varian). Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image-guidance systems to perform both radiosurgical and radiotherapy procedures.

Our other competitors include Mitsubishi Heavy Industries (Mitsubishi), BrainLAB AG (BrainLAB), ViewRay Inc. (ViewRay), and other companies in the radiosurgical and radiation therapy markets.

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

Coverage

        There are currently no national coverage determinations in place under Medicare for CyberKnife or TomoTherapy treatment. Coverage criteria for treatment with CyberKnife and TomoTherapy is outlined in local determinations or, in the absence of a formal policy, treatment is covered as long as it is considered reasonable and necessary. The most common indications covered by Medicare in local coverage determinations for robotic radiosurgery are primary and metastatic tumors in the brain, spine, lung, liver, kidney, pancreas, adrenal gland, prostate as well as other cancers that have failed previous treatment. Intensity modulated radiation therapy is generally covered for cancers of the brain, spine, head and neck, prostate, thoracic, abdominal and retroperitoneal regions, other cancers (e.g. breast) meeting certain criteria, and tumors requiring re-irradiation or where dose tolerance may be exceeded with conventional treatment.

        Commercial payor policies vary with most covering radiosurgery for tumors in the brain, spine, lung, and increasingly prostate. Other indications such as renal, liver, and pancreatic cancers are also covered by some national and local commercial payors. IMRT and 3D Conformal are typically covered by commercial payors for the indications covered by Medicare.

Coding

        The codes that are used to report radiosurgery treatment delivery in 2015 for the hospital outpatient department are Current Procedural Terminology (CPT) codes 77372 and 77373 for single fraction intracranial radiosurgery and single fraction extracranial/multi-session radiosurgery/stereotactic body radiation therapy. For single session cranial SRS, CMS proposes to retain in 2016 the Comprehensive APC (C-APC) it implemented in 2015 for several services delivered on the day of treatment, but will also allow for billing of some ancillary services that will be tracked for two years. For freestanding centers, Centers for Medicare and Medicaid Services (CMS) has retained the robotic radiosurgery Healthcare Common Procedural Codes (HCPCs) G codes that are currently regionally priced by Medicare Contractors and has not proposed replacing them with the CPT codes 77372 and 77373, currently in use in the hospital outpatient setting. The nonrobotic SRS/SBRT codes 77372 and 77373 have also been maintained as payable codes in the freestanding site of service.

        In 2015, in the hospital outpatient department, the code historically used to bill for IMRT delivery, 77418, was replaced by two codes to designate simple and complex IMRT; CPT code 77385 for prostate, breast and physical compensator IMRT and 77386 for all other treatments. Prior to 2015, 3D

Conformal treatment had typically been billed under multiple CPT codes; 77413 were used by hospitals to bill for TomoTherapy treatment. In 2015, the 3D conformal codes were replaced by codes to designate simple, intermediate and complex 3D-CRT. TomoTherapy is now reported under the complex 3D-CRT code 77413. In December 2015, the Patient Access and Medicare Protection Act stopped these codes and their associated payment rates from being implemented in the freestanding center setting until 2019. Until 2019, a series of temporary G codes will be used. We expect all valid delivery codes should be recognized by commercial payers. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

Payment

        The majority of procedures using the CyberKnife and TomoTherapy Systems are performed in the hospital outpatient department. Medicare payment for CyberKnife and TomoTherapy procedures delivered in the hospital outpatient setting is developed by CMS, which calculates rates based on costs submitted by hospitals to perform outpatient procedures. Every year, CMS reviews hospital cost data for outpatient procedures, including radiosurgery and radiotherapy, makes adjustments to rates for the following year, and publishes national unadjusted averages for all procedures eligible for payment in this site of service. In 2017, CMS proposes to track, and pay separately, certain ancillary in addition to the comprehensive APC for single session radiosurgery. After two years we expect CMS will likely repackage all services in the C-APC. The changes proposed for 2017, if implemented, would result in an approximate 3% increase in total technical services for single fraction intracranial SRS over 2016. For single fraction extracranial/multi session SRS/SBRT delivery code (77373), CMS proposes to reduce payment by 1% in 2017, however, when adding in ancillary codes no significant changes in total payment to hospitals are proposed for 2017.

        Payments for treatment with CyberKnife and TomoTherapy Systems are also available in the freestanding center settings. In 2016 and proposed for 2017, the primary treatment delivery codes for robotic radiosurgery are carrier priced under Medicare and range from low payment to payment at parity with hospital outpatient departments to slightly above outpatient rates. TomoTherapy procedures are set by CMS and the American Medical Association nationally, with adjustments to account for geographic market variations. With the exception of a few ancillary codes that CMS has identified as potentially misvalued, no major cuts to payment will be made in 2017 as the 2015 Patient Access and Medicare Protection Act freeze payment at 2016 levels through 2018. Non robotic SRS/SBRT payment is also linked to 2016 levels which increased by 8% over 2015, primarily due to changes in practice and malpractice expense inputs.

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

        510(k) clearance pathway.    When a 510(k) clearance is required, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications (PMA). By regulation, the FDA is required to clear or deny a 510(k) pre-market notification within 90 days of submission of the application. Clearance generally takes longer as the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

        In January 2002, we received 510(k) clearance for the TomoTherapy Hi-Art System intended to be used as an integrated system for the planning and delivery of IMRT for the treatment of cancer. In August 2008, we received 510(k) clearance for our TomoDirect System. In June 2016, we received 510(k) clearance for the Radixact Treatment Delivery Platform. We also received 510(k) clearance for our new treatment planning and data management systems, Accuray Precision Treatment Planning System and iDMS Data Management System.

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

        Pre-market approval (PMA) pathway.    A PMA must be submitted to the FDA if the device is not eligible for the 510(k) clearance process. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate reasonable evidence of the device's safety and efficacy to the FDA's satisfaction. Currently, no device we have developed and commercialized has required pre-market approval.

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

        We have modified aspects of our CyberKnife and TomoTherapy families of products since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA approval, the FDA may require us to seek 510(k) clearance or PMA approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. During our fiscal year ended June 30, 2014, we submitted one 510(k) clearance notification for modifications made to the operation of the CyberKnife System and one 510(k) clearance notification for the TomoTherapy System. The initial CyberKnife submission was cleared on October 26, 2012 and the TomoTherapy submission was cleared on August 29, 2012.

        Pervasive and continuing regulation.    After a device is placed on the market, numerous regulatory requirements apply. These include:

  •
  Quality System Regulation (QSR), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, documentation and other quality assurance procedures during product design and throughout the manufacturing process;

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

        Radiological health.    Because our CyberKnife and TomoTherapy Systems contain both laser and X-ray components, and because we assemble these components during manufacturing and service activities, we are also regulated under the Electronic Product Radiation Control Provisions of the United States Federal Food, Drug, and Cosmetic Act. This law requires laser and X-ray products to comply with regulations and applicable performance standards, and manufacturers of these products to certify in product labeling and reports to the FDA that their products comply with all such standards. The law also requires manufacturers to file new product reports, and to file annual reports and maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed. Assemblers of diagnostic X-ray systems are also required to certify in reports to the FDA, equipment purchasers, and where applicable, to state agencies responsible for radiation protection, that diagnostic and/or therapeutic X-ray systems they assemble meet applicable requirements. Failure to comply with these requirements could result in enforcement action by the FDA, which can include injunctions, civil penalties, and the issuance of warning letters.

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

        Anti-kickback laws.    Our operations are subject to broad and changing federal and state anti-kickback laws. The Office of the Inspector General of the Department of Health and Human Services (OIG), is primarily responsible for enforcing the federal Anti-Kickback Statute and generally for identifying fraud and abuse activities affecting government programs. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. "Remuneration" has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything of value at less than fair market value.

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

        Transparency laws.    The Physician Payment Sunshine Act (the Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act on December 14, 2011, requires each applicable manufacturer, which includes medical device companies such as Accuray, to track and report to the federal government on an annual basis all payments and other transfers of value from such applicable manufacturer to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer's equity, in each case subject to certain statutory exceptions. Such data will be made available by the government on a publicly searchable website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000 per reporting period) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million per reporting period). In addition, we are subject to similar state and foreign laws related to the tracking and reporting of payments and other transfers of value to healthcare professionals. These laws require or will require that we implement the necessary and costly infrastructure to track and report such payments and transfers of value. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

        HIPAA.    The Health Insurance Portability and Accountability Act of 1996 (HIPAA), created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

        The primary regulatory environment in Europe is that of the European Union and the three additional member states of the European Economic Area (EEA), which have adopted similar laws and regulations with respect to medical devices. The European Union has adopted numerous directives and the European Committee for Standardization has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of the relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, may be commercially distributed throughout the member states of the EEA.

        The method of assessing conformity to applicable standards and directives depends on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a European Union member state to conduct the conformity assessment. This relevant assessment may consist of an audit of the manufacturer's quality system (currently ISO 13485), provisions of the Medical Devices Directive, and specific testing of the manufacturer's device. In September 2002 and February 2005, our and TomoTherapy's facilities, respectively, were awarded the ISO 13485 certification, which replaces the ISO 9001 and EN 46001 standards, which have been subsequently maintained through periodic assessments, in accordance with the expiration dates of the standards, and we are currently authorized to affix the CE mark to our products, allowing us to sell our products throughout the European Economic Area.

        We are also currently subject to regulations in Japan. Under the Pharmaceutical Affairs Law in Japan, a pre-market approval necessary to sell, market and import a product (Shonin), must be obtained from the Ministry of Health, Labor and Welfare (MHLW), for our products. A Japanese distributor received the first government approval to market the CyberKnife System from MHLW in November 1996. In December 2003, we received approval from the MHLW to market the CyberKnife System in Japan for clinical applications in the head and neck, and a new distributor, Chiyoda Technology Corporation, was appointed to distribute the CyberKnife System. In June 2008, we received approval from the MHLW to market the CyberKnife System for treatments throughout the body where radiation treatment is indicated. On June 30, 2009, our subsidiary, Accuray Japan KK, became the Marketing Authorization Holder in Japan, which allowed the Company to directly sell our products in Japan. In August 2010, we received Shonin approval from MHLW to market the CyberKnife G4 System to treat tumors non-invasively anywhere in the body, inclusive of head and neck. Hi- Art Co. Ltd., the original distributor for TomoTherapy in Japan, received the Shonin approval from the MHLW to market the TomoTherapy System for use as an integrated system for the planning and delivery of IMR for the treatment of cancer in January 2006. The Shonin was transferred to another distributor, Hitachi Medical Corporation in January 2009. During September 2011, Hitachi Medical Corporation received a Shonin approval for the marketing of the TomoHD model. In July 2012, we took over the Shonins and the service operations of the TomoTherapy Systems in Japan from Hitachi Medical Corporation. In March 2014, we received Shonin approval from MHLW for CyberKnife M6 Series as well as the InCise MLC.

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

Backlog

        For a discussion of the Company's fiscal 2016 backlog, please refer to the section entitled "Backlog," in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees

        As of June 30, 2016, we had 959 employees worldwide. None of the employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

Geographic Information

        For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in Note 15, Segment Disclosure, to the consolidated financial statements, which are incorporated herein by reference.

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

        As of June 30, 2016, we had an accumulated deficit of $420.8 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

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

Our operating results, including our quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price.

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

        Our operating results may also be affected by a number of other factors some of which are outside of our control, including:

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

        Because many of our operating expenses are based on anticipated sales and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Our overall gross margins are impacted by a number of factors described in our risk factor entitled "Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and services, which we may not be able to achieve." If our financial results fall below the expectation of securities analysts and investors, the trading price of our common stock would almost certainly decline.

        We report on a quarterly and annual basis our orders and backlog. Unlike revenues, orders and backlog are not defined by U.S. GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm; therefore, investors should not interpret our orders or backlog in such a manner. Also, for the reasons discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Particularly high levels of cancellations or age-outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter.

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

        The CyberKnife and TomoTherapy Systems are complex, and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our linear accelerator components are extremely complex devices and require significant expertise to manufacture, and we may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy Systems, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation-shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our financial results and overall business.

Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

        In October 2012, we introduced our new CyberKnife M6 Series Systems. We now offer the option of a fixed collimator, Iris Variable Aperture Collimator, and/or InCise MLC. The initial supplier producing the MLC for our CyberKnife M6 Series Systems experienced low manufacturing yields and initially delivered only a small number of units. Our initial life-cycle testing revealed that the units did not have the durability that we, and our customers, expected in our products. As a result of these durability concerns and the complexity of the MLC we conducted internal testing and evaluation of the MLC in the field, prior to commercially releasing the InCise MLC to our customers. Despite the delay in the launch of the InCise MLC upgrade, we continued to book orders and install the CyberKnife M6 Series Systems with fixed and Iris collimators and now are in the process of fulfilling such orders as capacity permits. The occurrence of new manufacturing and supply issues related to the InCise MLC for our CyberKnife System may adversely affect market acceptance of our CyberKnife M6 System and negatively impact our revenue and overall business.

        Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA's QSR for any products imported into, or sold within, the USA. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production process and controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with ISO, quality system standards in order to produce products for sale in Europe and Canada, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. Our Sunnyvale facility, where we manufacture the CyberKnife Systems, was most recently inspected by the FDA in June 2015. The June 2015 inspection resulted in no observations. In addition, our Madison facility, where we manufacture the finished TomoTherapy and CyberKnife Systems, was most recently inspected by the FDA in July 2012. The July 2012 inspection resulted in no observations.

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

        We consider the competition for the CyberKnife and TomoTherapy Systems to be existing radiation therapy systems, primarily using C-arm linacs, which are sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian, Elekta, Mitsubishi, BrainLAB and ViewRay. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. The CyberKnife System has not typically been used to perform traditional radiation therapy and therefore competition has been limited with conventional medical linacs that perform traditional radiation therapy. However, the CyberKnife VSI System, which we introduced in November of 2009, may be used to perform Robotic IMRT, an advanced method of traditional radiation therapy, which products of Elekta and Varian are also capable of performing. The CyberKnife M6 Series, which we introduced in October 2012, now includes the option of an InCise MLC which may further the use of the CyberKnife Systems to perform radiation therapy. In October 2012, Varian announced a new line of C-arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife Systems. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures.

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

        Our success depends on the successful development, regulatory clearance or approval, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products. The CyberKnife and TomoTherapy Systems, which are currently our principal products, are technologically complex and must keep pace with, among other things, the products of our competitors and new technologies. We are making significant investments in long-term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements.

        Our ability to successfully develop and introduce new products, treatment systems and product enhancements and simplifications, and the revenues and costs associated with these efforts, will be affected by our ability to:

  •
  properly identify and address customer needs;

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

        In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and product corrections in the past, including one recall for the CyberKnife

System in fiscal year 2014. While no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

Disruption of critical information technology systems, infrastructure, and data could harm our business and financial condition.

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

        Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, and the information technology needs associated with our changing products and services. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, continuing to build security into the design of our products, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future.

        If we are unable to maintain reliable information technology systems and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. Our worldwide operations mean that we are subject to data protection and cyber security laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. In the U.S., HIPAA privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has begun to assert authority over protection of privacy and the use of cyber security in information systems. In Europe, the General Data Protection Regulation requires us to manage individually identifiable information in the E.U. and, in the event of violations, may impose significant fines. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. We believe that the ongoing costs and impacts of ensuring compliance with such rules are not material to our business. However, there is no guarantee that we will avoid enforcement actions by governmental bodies. Enforcement actions can be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies.

While we have not been named in any such suits, if a substantial breach or loss of data from our records were to occur, we could become a target of such litigation.

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

Third-party payors, and in particular managed care organizations, frequently challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.

        On October 31, 2015, the Centers for Medicare and Medicaid Services (CMS) issued the final rule for 2016 Medicare payment rates for hospital outpatient services, physicians, and services performed in the freestanding center setting. The final rule included certain proposals that impact reimbursement rates for radiation therapy services, such as changes to the equipment utilization assumptions, which have resulted in small changes in reimbursement in the freestanding center setting.

        While these coding changes were implemented in 2016 they have resulted in no significant differences in reimbursement for services delivered with our products. However, CMS reviews reimbursement rates annually and may implement significant changes in future years, which could discourage existing and potential customers from purchasing or using our products.

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

        In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license or are able to redesign the product to avoid infringement. Required licenses may not be made available to us on acceptable terms or at all. If we are unable to obtain a license or successfully redesign our system, we might be prevented from selling our system. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, pay ongoing royalties or otherwise settle such matter upon terms that are unfavorable to us. In these circumstances, we may be unable to sell our products at competitive prices or at all, and our business and operating results could be harmed.

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

        We license patents from WARF covering the multi-leaf collimator and other key technologies incorporated into the TomoTherapy Systems under a license agreement that requires us to pay royalties to WARF. In addition, the license agreement obligates us to pursue an agreed development plan and to submit periodic reports, and restricts our ability to take actions to defend the licensed patents. WARF has the right to unilaterally terminate the agreement if we do not meet certain minimum royalty obligations or satisfy other obligations related to our utilization of the technology. If WARF terminates the agreement or if we otherwise lose the ability to exploit the licensed patents, our competitive advantage would be reduced and we may not be able to find a source to replace the licensed technology. The license agreement reserves to WARF the initial right to defend or prosecute any claim arising with respect to the licensed technology. If WARF does not vigorously defend the patents, we may be required to engage in expensive patent litigation to enforce our rights, and any competitive advantage we have based on the licensed technology may be hampered. Any of these events could adversely affect our business, financial condition and results of operations.

International sales of our products account for a significant portion of our revenue, which exposes us to risks inherent in international operations.

        Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 60% in 2016, 54% in 2015 and 58% in 2014. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

  •
  economic or political instability in foreign countries, including the market volitlity caused by the recent approval by voters in the U.K. of a referendum to leave the EU;

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

        Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. A general economic slowdown and the volatility in current economic conditions could adversely affect our business including our ability to raise financing. Concerns over the slow economic recovery, the level of U.S. national debt, currency fluctuations and volatility, the rate of growth of Japna, China, and other Asian economies, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, negative interest rates, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets.

        Additionally, uncertain credit markets and concerns regarding the availability of credit pose a risk that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected, including by reduced demand for our products resulting from a slow-down in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the recent approval by voters in the U.K. of a referendum to leave the EU has caused, and may continue to cause, uncertainty in the global markets. The U.K.'s proposed exit from the EU, if implemented, will take some period of time to complete and could result in regulatory changes that impact our business. We will review the impact of any resulting changes to EU or U.K. law that could affect our operations, such as labor policies, financial planning, product manufacturing, and product distribution. Political and regulatory responses to the vote are still developing and we are in the process of assessing the impact the vote may have on our business as more information becomes available.

Because the majority of our product revenue is derived from sales of the CyberKnife and TomoTherapy Systems, which have a long and variable sales and installation cycle, our revenues and cash flows may be volatile and difficult to predict.

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

        Under our revenue recognition policy, we generally do not recognize revenue attributable to a CyberKnife or TomoTherapy System purchase until after installation has occurred, if we are responsible for providing installation. For international sales through distributors, we typically recognize revenue when the system is shipped and we have evidence of a purchase commitment from the end user. Under our current forms of purchase and service contracts, we record a majority of the purchase price as revenue for a CyberKnife or TomoTherapy System upon installation or delivery of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, including delays in the customer obtaining funding or financing, delays in construction at the customer site or delays in the customer obtaining receipt of regulatory approvals such as certificates of need.

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

        We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2016, customer contracts with extended payment terms of more than one year amounted to approximately 12% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

Our operations are vulnerable to interruption or loss because of natural disasters, epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

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

        As of June 30, 2016, we had approximately $325.3 million and $145.6 million in federal and state net operating loss carry forwards, respectively, which expire in varying amounts beginning in 2019 for federal and 2016 for state purposes. In addition, as of June 30, 2016, we had federal and state research and development tax credit carryforwards of approximately $17.9 million and $17.6 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits will begin to expire in 2017. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

Our results may be impacted by changes in foreign currency exchange rates.

        Currently, the majority of our international sales are denominated in U.S. Dollars. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. For example, the announcement of Brexit caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. We believe the strengthening of the U.S. Dollar has caused a potential delay in orders and we may continue to see our sales decline due to the strengthening of the U.S. Dollar. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non-U.S. Dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

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

        At June 30, 2016, we had $119.8 million in cash and cash equivalents and $47.2 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. To date, we have experienced no material realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

        At any point in time, we also have funds in our operating accounts that are with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (FDIC), insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

        Anti-corruption laws.    We are also subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act of 2010, the Brazil Clean Companies Act, and other similar laws in foreign countries in which we operate. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with the obtaining of business overseas. Becoming familiar with and implementing the infrastructure necessary to ensure that we and our distributors comply with such laws, rules and regulations and mitigate and protect against corruption risks could be quite costly, and there can be no assurance that any policies and procedures we do implement will protect us against liability under the FCPA or related laws for actions taken by our employees, executive officers, distributors, agents and other intermediaries with respect to our business. Violations of the FCPA or other similar laws by us or any of our employees, executive officers, distributors, agents or other intermediaries could subject us or the individuals involved to criminal or civil liability, cause a loss of reputation in the market, and materially harm our business.

        Laws protecting patient health information.    There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services (HHS), has promulgated patient privacy rules under the HIPAA. These privacy rules protect medical records and other personal health information of patients by limiting their use and disclosure, giving patients the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA privacy standard was amended by the HITECH, enacted as part of the American Recovery and Reinvestment Act of 2009. Although we are not a "covered entity" under HIPAA, we are considered a "business associate" of certain covered entities and, as such, we are directly subject to HIPAA, including its enforcement scheme and inspection requirements, and are required to implement policies, procedures as well as reasonable and appropriate physical, technical and administrative security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers in compliance with HIPAA or other laws could subject us to civil and criminal liability to the government and civil liability to the covered entity, could result in adverse publicity, and could harm our business and impair our ability to attract new customers.

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

        Within the European Union, we are required under the Medical Device Directive to affix the Conformité Européene, or CE, mark on our products in order to sell the products in member countries of the EU. This conformity to the applicable directives is done through self-declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be placed on the device. Once the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking demonstrates that our products comply with the laws and regulations required by the European Union countries to allow free movement of trade within those countries. If we cannot support our performance claims and/or demonstrate or maintain compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the European Union.

        Under the Pharmaceutical Affairs Law in Japan, a pre-market approval necessary to sell, market and import a product, or Shonin, must be obtained from the Ministry of Health, Labor and Welfare (MHLW), for our products. Before issuing approvals, MHLW examines the application in detail with regard to the quality, efficacy, and safety of the proposed medical device. The Shonin is granted once MHLW is content with the safety and effectiveness of the medical device. The time required for approval varies. A delay in approval could prevent us from selling our products in Japan, which could impact our ability to generate revenue and harm our business.

        In addition to laws and regulations regarding medical devices, we are subject to a variety of environmental laws and regulations regulating our operations, including those relating to the use, generation, handling, storage, transportation, treatment and disposal of hazardous materials, which laws impose compliance costs on our business and can also result in liability to us. For example, the recast Directive on Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the RoHS Directive), which began applying to medical devices in July 2014, bans placing new electrical and electronic equipment on the EU market containing more than certain specified levels of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyl or PBB and polybrominated diphenyl ether. We believe that the RoHS Directive does not impose any restrictions on our products because our products are exempt as large scale fixed installations. The Notified Body which audits our compliance efforts has indicated that they share our view in this respect and that we are and will remain in compliance with the RoHS Directive because the RoHS Directive's restrictions do not apply to our products. Nevertheless, there can be no guarantee that the EU will not challenge such determination and, accordingly, we intend to comply with the RoHS restrictions, whether or not they apply, and are in the process of updating the way our products are built with a view toward achieving such compliance gradually over time.

Healthcare reform legislation could adversely affect demand for our products, our revenue and our financial condition.

        In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. The Affordable Care Act (ACA) provides for, among other things, a 2.3% excise tax on U.S. sales of medical devices, including our products, effective as of 2013. The excise tax was suspended for a two year period beginning January 1, 2016. This tax burden may have a material, negative impact on our business, results of operations and cash flow. In addition, these two pieces of legislation include a large number of other health related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws also include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. There continue to be many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be.

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

        Since the enactment of the ACA, CMS continues its efforts to move away from fee-for-service payments for furnishing items and services in Medicare. In the past several rulemaking cycles, CMS has increased packaging policies and created larger payment bundles across the Medicare Hospital Outpatient Prospective Payment System (OPPS). One example is CMS' expansion of Comprehensive Ambulatory Payment Classifications (C-APCs), under which payment for adjunctive and secondary items, services and procedures are packaged into the most costly primary procedure at the claim level. Beyond the OPPS, CMS' Innovation Center has launched a number of alternative payment model (APM) demonstrations that involve episode-based payment. Since 2011, for example, CMMI has created or is in the process of creating major federal initiatives to test episode-based payments, such as the Bundled Payments for Care Improvement (BPCI), Oncology Care Model (OCM), and Specialty Practitioners Payment Model Opportunities.

        Furthermore, the Patient Access and Medicare Protection Act (PAMPA) of 2015 froze payment for some radiation therapy delivery and related services, and requires CMS to provide a report to Congress on the development of an APM for radiation therapy services provided in non-facility settings. While these types of payment packaging policies and episode-based payments may impact reimbursement for overall patient care, including items and services furnished to patients, they also create incentives for providers to carefully assess the value proposition of technology purchases and uses. The impacts of these payment and delivery system changes are in their infancy and their overall effects remain under review.

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

Risks Related to Our Common Stock

Our major stockholders own approximately 42.6% and directors and executive officers own approximately 2.9% of our outstanding common stock as of June 30, 2016, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

        As of June 30, 2016, our current holders of 5% or more of our outstanding common stock held in the aggregate approximately 42.6% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 2.9% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

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

The sale of material amounts of common stock by our stockholders could encourage short sales by third parties and depress the price of our common stock.

        The downward pressure on our stock price caused by the sale of a significant number of shares of our common stock, or the perception that such sales could occur, by any of our significant stockholders could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

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

        In August 2011, we issued $100 million aggregate principal amount of our 3.75% Convertible Senior Notes due August 1, 2016 (the 3.75% Convertible Notes), and in February 2013, we issued $115 million aggregate principal amount of our 3.50% Convertible Senior Notes due February 1, 2018 (the 3.50% Convertible Notes). In April 2014, we issued approximately $70.3 million aggregate principal amount of our 3.50% Series A Convertible Senior Notes due February 1, 2018 (the 3.50% Series A Convertible Notes, and collectively with the 3.75% Convertible Notes and the 3.50% Convertible Notes, the Convertible Notes) and paid approximately $0.4 million in cash to refinance approximately $70.3 million aggregate principal amount of our 3.50% Convertible Notes. Following such transactions, approximately $44.7 million aggregate principal amount of the 3.50% Convertible Notes remained outstanding. To the extent we issue common stock upon conversion of any outstanding Convertible Notes, that conversion would dilute the ownership interests of our stockholders.

Increased leverage as a result of the Convertible Notes offering may harm our financial condition and operating results.

        As of June 30, 2016, we had total consolidated liabilities of approximately $409.4 million, including the short-term liability component of the 3.75% Convertible Notes in the amount of $36.4 million and the Term Loan of $3.5 million, and the long-term liability component of the 3.50% Convertible Notes in the amount of $43.2 million and the 3.50% Series A Convertible Notes of $66.6 million as well as the Term Loan in the amount of $60.7 million.

        In April 2014, we refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes held by certain investors (the Participating Holders) with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Notes. In connection with such transactions, we also paid the Participating Holders approximately $0.4 million in cash.

        On January 11, 2016, the Company closed a $70.0 million debt financing agreement with Cerberus Business Finance, LLC, an affiliate of Cerberus Capital Management, L.P (the Secured Loan). The net proceeds of the loan are required to be used, in addition to $30.0 million of cash funded by the Company, to retire $100.0 million of Convertible Notes at the earlier of August 2016 or when otherwise redeemed. This financing consists of a $70.0 million first lien senior secured term loan with a 700 basis point margin and 1 percent LIBOR floor. The loan principal amount will be amortized at an effective rate of 5% annually with final payment due in 5 years and is subject to certain maintenance-based covenants. The Secured Loan also includes certain financial covenants, customary events of default, and other customary covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. As required by the terms of the financing, upon the closing of the financing in January 2016, we used a portion of the net proceeds from the financing to repurchase approximately $63.4 million in aggregate principal amount of the 3.75% Convertible Notes for $66.6 million in cash. In August 2016, we settled the remaining approximately $36.6 million in aggregate principal amount of the 3.75% Convertible Notes and accrued interest for $37.3 million in cash.

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

The conditional conversion features of the 3.50% Series A Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

        In the event the conditional conversion features of the 3.50% Series A Convertible Notes are triggered, holders of the 3.50% Series A Convertible Notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert such notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert such notes, if we have irrevocably elected net share settlement upon conversion we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

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

        Our wholly owned subsidiary, TomoTherapy Incorporated leases approximately 153,000 square feet of product development, manufacturing and administrative space in three buildings in Madison, Wisconsin, as follows:

  •
  An office building totaling approximately 61,000 square feet, which is leased to TomoTherapy until June 2018;

  •
  A manufacturing facility totaling approximately 56,000 square feet, which is leased to TomoTherapy until June 2018; and

  •
  A portion of a warehouse building totaling approximately 36,000 square feet, which is leased to TomoTherapy until April 2019.

        Our wholly owned subsidiary, Accuray International Sarl, leases two office buildings totaling approximately 15,000 square feet of administrative space in Morges, Switzerland, which are leased to Accuray International until June 30, 2018.

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

Item 3.    LEGAL PROCEEDINGS

        Refer to Note 7, Commitments and Contingencies, to the Consolidated Financial Statements for a description of certain legal proceedings currently pending against the Company. From time to time we are involved in legal proceedings arising in the ordinary course of our business.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "ARAY." The high and low sale prices for each quarterly period during our fiscal years ended June 30, 2016 and 2015 are as follows:

	High	Low
Year ended June 30, 2016
First Quarter	$7.37	$4.87
Second Quarter	$7.54	$4.80
Third Quarter	$6.75	$4.83
Fourth Quarter	$6.33	$4.86
Year ended June 30, 2015
First Quarter	$9.25	$7.24
Second Quarter	$7.64	$5.99
Third Quarter	$9.51	$6.53
Fourth Quarter	$10.01	$5.84

        We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay cash dividends to common stockholders in the foreseeable future.

        As of August 15, 2016, there were 230 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

        During the year ended June 30, 2016, there were no sales of unregistered equity securities by the Company.

        In January 2016 and August 2016, the Company repurchased approximately $63.4 million and $36.6 million, respectively, in aggregate principal amount of its 3.75% Convertible Senior Notes due August 2016 for approximately $103.9 million in cash. As $100.0 million of the 3.75% Convertible Senior Notes were settled in cash, the Company avoided the issuance of approximately 10.6 million new common equity shares, representing a potential dilution of approximately 13 percent of its common stock as of June 30, 2016.

        The Company does not have a stock repurchase program and has not made any share repurchase, excluding repurchases to satisfy minimum tax withholdings, during the year ended June 30, 2016.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2011 and June 30, 2016, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on June 30, 2011 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Accuray Incorporated, the NASDAQ Composite Index, and the S&P Health Care Index

*
$100 invested on 6/30/11 in stock or index, including reinvestment of dividends.

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

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014, and the consolidated balance sheet data at June 30, 2016 and 2015 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2013 and 2012 and the consolidated balance sheet data at June 30, 2014, 2013 and 2012 is derived from our audited consolidated financial statements not included in this Form 10-K.

	Years Ended June 30,
	2016	2015	2014	2013(1)	2012(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$398,800	$379,801	$369,419	$315,974	$409,223
Cost of revenue	240,087	234,399	226,619	218,334	271,951

Gross profit	158,713	145,402	142,800	97,640	137,272
Operating expenses:
Research and development	56,652	55,752	53,724	66,197	81,287
Selling and marketing	56,812	62,440	61,885	54,372	54,547
General and administrative	50,122	46,379	45,335	57,726	57,672

Total operating expenses	163,586	164,571	160,944	178,295	193,506

Loss from operations	(4,873)	(19,169)	(18,144)	(80,655)	(56,234)
Other expense, net	(18,295)	(18,621)	(14,216)	(13,133)	(12,521)

Loss before provision for income taxes	(23,168)	(37,790)	(32,360)	(93,788)	(68,755)
Provision for income taxes	2,336	2,419	3,088	3,573	2,595

Loss from continuing operations	(25,504)	(40,209)	(35,448)	(97,361)	(71,350)

Loss from operations of a discontinued variable interest entity	—	—	—	(3,505)	(7,103)
Impairment of indefinite lived intangible asset of discontinued variable interest entity	—	—	—	(12,200)	—
Loss from deconsolidation of a variable interest entity	—	—	—	(3,442)	—

Loss from discontinued operations, net of tax of $0	—	—	—	(19,147)	(7,103)
Loss from discontinued operations attributable to non-controlling interest	—	—	—	(13,289)	(6,411)

Loss from discontinued operations attributable to stockholders	—	—	—	(5,858)	(692)

Loss attributable to stockholders	$(25,504)	$(40,209)	$(35,448)	$(103,219)	$(72,042)

Loss per share attributable to stockholders
Basic—continuing operations	$(0.32)	$(0.51)	$(0.47)	$(1.33)	$(1.01)
Diluted—continuing operations	$(0.32)	$(0.51)	$(0.47)	$(1.33)	$(1.01)
Basic—discontinued operations	$—	$—	$—	$(0.08)	$(0.01)
Diluted—discontinued operations	$—	$—	$—	$(0.08)	$(0.01)
Basic—net loss	$(0.32)	$(0.51)	$(0.47)	$(1.41)	$(1.02)
Diluted—net loss	$(0.32)	$(0.51)	$(0.47)	$(1.41)	$(1.02)
Weighted average common shares used in computing loss per share
Basic	80,509	78,277	75,804	73,281	70,887

Diluted	80,509	78,277	75,804	73,281	70,887

	As of June 30,
	2016	2015	2014	2013(1)	2012(1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$119,771	$79,551	$92,346	$73,313	$143,504
Investments	$47,239	$64,306	$79,553	$101,084	$—
Working capital	$151,468	$184,414	$179,901	$180,076	$142,084
Total assets	$469,033	$466,773	$495,188	$475,929	$473,170
Long-term debt	$170,512	$199,655	$195,612	$198,768	$79,466
Total stockholders' equity	$59,660	$75,780	$98,548	$106,835	$195,625

(1)
On December 21, 2012, we entered into a Purchase Agreement and Release with Compact Particle Acceleration Corporation (CPAC), under which all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. As a result of the Purchase Agreement and Release, we concluded that we were no longer the primary beneficiary of CPAC, and therefore, deconsolidated CPAC as of December 21, 2012. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded for the years ended June 30, 2013 and 2012 have been reported as discontinued operations.

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

Overview

Products and Markets

Company

        We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of care, with the aim of helping patients live longer, better lives. Our leading edge technologies, the CyberKnife and TomoTherapy Systems, are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving separate patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population.

        The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. The CyberKnife Systems are the only dedicated, full-body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It enables the treatment of patients who otherwise would not be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently represents only a small portion of the patients who develop tumors treatable with CyberKnife Systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic diseases, like leukemia and lymphoma, which are not localized to an organ, but rather involve cells throughout the body. The addition of the InCise MLC in 2013, now makes it faster and more efficient to treat a wider range of tumor types with the CyberKnife M6, including larger tumors and those with multiple sites of disease.

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

        The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. The TomoTherapy Systems are the only radiation therapy systems designed for image-guided intensity-modulated radiation therapy (IG-IMRT). The TomoTherapy H Series Systems come in configurations of TomoH, TomoHD and TomoHDA. Based on a CT scanner platform, the systems provide continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver highly accurate, individualized dose distributions which precisely conform to the shape of the patient's tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for patients. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung and head and neck cancers, in addition to complex treatments such as total marrow irradiation. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. We believe the TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

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

        In 2016 we received FDA and CE Mark approval for the new Radixact Treatment Delivery Platform. We also received 510(k) clearance for our new treatment planning and data management systems, Accuray Precision Treatment Planning System and iDMS Data Management System. These next generation hardware and software solutions which, together, make up the new Radixact System, enable faster, more efficient delivery of extremely precise treatment to a wider range of cancer patients, including those undergoing retreatment. The new Radixact System represents a major step forward in the evolution of the TomoTherapy System in treatment speed and ease of use.

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

Backlog

        For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, Post Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $405.9 million as of June 30, 2016.

        In order for the product portion of a system sales agreement to be counted as backlog, it must meet the following criteria:

  •
  The contract is signed and properly executed by both the customer and us. A customer purchase order that is signed and incorporates the terms of our contract quote will be considered equivalent to a signed and executed contract;

  •
  The contract has either cleared all its contingencies or contained no contingencies when signed;

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

        Although our backlog includes only contractual agreements with our customers for the purchase of systems and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside our control. Our backlog is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers' needs or financial condition, changes in government or health insurance reimbursement policies, changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age out for many reasons, including but not limited to inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar compared to other currencies will impact backlog. Generally, strengthening in the U.S. Dollar will negatively impact backlog.

        Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Net product orders are defined as gross product orders less cancellations, age-outs and foreign exchange adjustments.

	Years ended June 30,
(Dollars in thousands)	2016	2015	2014
Gross orders	$283,853	$267,777	$263,352
Net orders	$224,253	$188,997	$221,018
Order backlog at the end of the period	$405,900	$375,028	$364,742

        Gross orders increased by $16.1 million for the year ended June 30, 2016, as compared to the year ended June 30, 2015. Gross orders increased by $4.4 million for the year ended June 30, 2015, as compared to the year ended June 30, 2014. These increases were due to increased order volume year over year. In fiscal 2016, TomoTherapy System order volume increased 11% year over year and CyberKnife System order volume increased 13% year over year. In fiscal 2015, TomoTherapy System order volume increased 17% year over year and CyberKnife System order volume increased 12% year over year.

        Net orders increased by $35.3 million for the year ended June 30, 2016, as compared to the year ended June 30, 2015, resulting from the increase in gross orders of $16.1 million plus an increase of $25.2 million because of favorable currency impacts partially offset by an increase in cancellations of $2.2 million and an increase in age-outs of $3.8 million.

  •
  The age-outs of $54.7 million for the year ended June 30, 2016 include $12.1 million of age-ins which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period. There were $4.0 million of age-ins included in age-outs of $50.9 million for the year ended June 30, 2015.

  •
  Cancellations were $13.8 million and $11.6 million in the years ended June 30, 2016 and 2015, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

  •
  Currency impacts resulted in an increase in net orders of $8.9 million and a decrease of $16.3 million in the year ended June 30, 2016 and 2015, respectively. In fiscal 2016, order backlog increased because of a strengthening of foreign currencies, mainly the Japanese Yen against the U.S. Dollar. Conversely, when the U.S. Dollar strengthens, such as it did in fiscal 2015, having contracts based in several currencies such as Euro and Japanese Yen resulted in a negative impact on net orders.

        Net orders decreased by $32.0 million for year ended June 30, 2015, as compared to the year ended June 30, 2014, resulting from the decrease of $16.3 million due to foreign currency impacts and a decrease of $12.6 million due to age-outs and an increase in cancellations of $7.5 million partially offset by an increase in gross orders of $4.5 million.

  •
  The age-outs of $50.9 million for the year ended June 30, 2015 include $4.0 million of age-ins which represent orders that previously aged-out but have been taken to revenue in the current period. There were no age-ins included in the age-out number for the year ended June 30, 2014.

  •
  Cancellations were $11.6 million and $4.1 million in the years ended June 30, 2015 and 2014, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

  •
  Currency impacts resulted in a decrease in net orders of $16.3 million in the year ended June 30, 2015 compared to an increase of $0.1 million in the year ended June 30, 2014. This significant reduction is the result of having contracts based in several currencies such as Euro, Swiss Franc, and Japanese Yen. When the U.S. Dollar strengthens, such as it did in fiscal year 2015, the result is a negative impact on our backlog. Conversely, order backlog was increased due to foreign currency impacts by $0.1 million in the year ended June 30, 2014 due to minor currency fluctuations.

        Currently, we expect age-outs in the first quarter of fiscal 2017 to be consistent with the age-outs experienced in the fourth fiscal quarter of 2016. Beginning in fiscal 2013, we made changes to our order taking process, including increased oversight responsibility for and management of distributors and changes in timing as to when we enter some of our distributor orders into backlog. We believe these changes will improve the quality of backlog over time and reduce the level of age-outs.

Results of Operations

Fiscal 2016 results compared to 2015 (in thousands, except percentages)

	Years ended June 30,
	2016		2015
					2016 - 2015 % change
	Amount	%(a)	Amount	%(a)
Products	$193,299	48%	$178,710	47%	8%
Services	205,501	52	201,091	53	2

Net revenue	$398,800	100%	$379,801	100%	5%

Gross profit	$158,713	40%	$145,402	38%	9%

Products gross profit	84,628	44	74,161	41	14
Services gross profit	74,085	36	71,241	35	4
Research and development expenses	56,652	14	55,752	15	2
Selling and marketing expenses	56,812	14	62,440	16	(9)
General and administrative expenses	50,122	13	46,379	12	8
Other expense, net	18,295	5	18,621	5	(2)
Provision for income taxes	2,336	1	2,419	1	(3)

Net loss attributable to stockholders	$(25,504)	6%	$(40,209)	11%	(37)%

(a)
Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net revenue

        Product net revenue increased by $14.6 million for the year ended June 30, 2016 as compared to the year ended June 30, 2015. Product net revenue increased primarily due to a higher number of units sold and product mix, partially offset by $1.4 million of foreign currency impacts due to the strengthening of the U.S Dollar mainly relative to the Euro. The number of units sold in fiscal 2016 increased by 13% as compared to fiscal 2015 for both the CyberKnife Systems and TomoTherapy Systems, the increase in net revenue was mainly driven by the increase of CyberKnife Systems recognized into revenue as these systems generally have a higher average selling price. This increase was partially offset by product revenue upgrades and other, which decreased by $3.7 million in fiscal 2016. There were increases in upgrades related to CyberKnife Systems for the InCise MLC option; whereas, there was a decline in upgrade revenue related to TomoTherapy System due to the timing of customer upgrade cycles.

        Services net revenue increased by $4.4 million for the year ended June 30, 2016 as compared to the year ended June 30, 2015. Additionally, the increase was attributable to an increase in training revenue because of the expiration and utilization of offered training; however, we do not expect training revenue from expired contracts to be at this volume going forward. There were also increases in installation revenue because of the increase in the units sold in fiscal 2016 as compared to prior year. This was partially offset by $3.4 million of foreign currency impacts due to the strengthening of the U.S. Dollar mainly relative to the Euro.

        Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2016	2015
Net revenue	$398,800	$379,801
Americas	40%	46%
Europe, Middle East, India and Africa	35%	29%
Asia-Pacific (excluding Japan and India)	16%	15%
Japan	9%	10%

Gross profit

        The overall gross profit margin for the year ended June 30, 2016 was 40% as compared to 38% for the year ended June 30, 2015, representing an increase of 2% due primarily to increased product sales volume and headcount related cost savings compared to the prior year. Product gross margin was 44% for the year ended June 30, 2016 as compared to 42% for the year ended June 30, 2015, representing an increase of 2% because of the increased sales volume as well as some favorability in the costs of sales due to overhead absorption in fiscal 2016 being lower than in the prior year. Service gross margin for the year ended June 30, 2016 was 36% as compared to 35% for the year ended June 30, 2015, representing a slight increase of 1% due mainly to continued revenue growth from the increase in installed base and increased training revenue recognized.

Research and development expenses

        Research and development expenses were $56.7 million for the year ended June 30, 2016 as compared to $55.8 million for the year ended June 30, 2015, which represents an increase of $0.9 million, or 2%. The increase was primarily due to higher consulting fees associated with quality and validation testing for new products and an on-going development project that resulted in an increase of $3.9 million compared to prior year. The increase in consulting expenses was partially offset by decreased compensation expenses of $2.3 million driven by $1.2 million in lower headcount related to terminations that were completed in the fourth quarter of the prior fiscal year as well as a $1.1 million reduction in incentive-based and stock-based compensation expenses.

        We anticipate that research and development expenses in fiscal 2017 will be down slightly compared with fiscal 2016 based on fewer consulting expenses to assist with the current schedule of our development projects.

Selling and marketing expenses

        Selling and marketing expenses for the year ended June 30, 2016 were $56.8 million as compared to $62.4 million for the year ended June 30, 2015, which represents a decrease of $5.6 million, or 9%. The decrease was partially attributable to a $4.4 million decrease in compensation and compensation-related expenses, which consisted mainly of lower commission expense of $3.0 million because of fewer sales in fiscal 2016 with high commission rates and a $1.5 million decrease in salaries and benefits expenses because of decreased headcount, and a $0.3 million decrease in share-based compensation expense mainly as a result of fewer grants of equity awards. These decreases were partially offset by an increase of $0.5 million in severance-related expenses in the fourth quarter of fiscal year 2016.

        We anticipate selling and marketing expenses in fiscal 2017 will be slightly up compared with fiscal 2016 due to higher expenses related to new product launches and incremental headcount.

General and administrative expenses

        General and administrative expenses for the year ended June 30, 2016 were $50.1 million as compared to $46.4 million for the year ended June 30, 2015, which represents an increase of $3.7 million, or 8%. This increase was primarily related to higher legal expenses of $3.0 million due to ongoing defense of and response to legal matters, primarily related to the Cowealth Medical matter described in Note 7 to the financial statements. In addition, there was an increase of $0.4 million in severance-related expenses in the fourth quarter of fiscal year 2016.

        We anticipate general and administrative expenses in fiscal 2017 will be slightly down compared with fiscal 2016 due to decreased legal fees.

Other expense, net

        Other expense, net for the year ended June 30, 2016 was $18.3 million as compared to $18.6 million for the year ended June 30, 2015, which represents a decrease of $0.3 million. This decrease was primarily attributable to an increase in other income of $1.2 million because of a new licensing agreement in the third quarter of fiscal 2016. Foreign currency losses decreased by $0.5 million, from $2.5 million in fiscal 2015 to $2.0 million in fiscal 2016, primarily because of the strengthening of the U.S. Dollar against the Euro and the appreciation of the Japanese Yen against the U.S. Dollar. In addition, there was an increase in interest income of $0.3 million as compared to the prior year because of changes in the investment portfolio comprising of higher yield securities. The increases in the interest and other income and reduction in foreign exchange losses were partially offset by higher interest expenses of $0.9 million, primarily the result of higher accretion of debt discount and amortization of debt offering costs as compared to fiscal 2015 on the 3.75% Convertible Notes, the 3.50% Convertible Notes, the 3.50% Series A Convertible Notes and the Secured Term Loan. Additionally, $1.0 million of non-cash debt extinguishment loss was incurred in fiscal 2016 because of the extinguishment of $63.4 million of the 3.75% Convertible Notes.

Provision for income taxes

        The provision for income taxes was lower in fiscal 2016 compared to fiscal 2015 mainly due to the activities in international locations—reduction of benefits related to uncertain tax positions and decreased foreign earnings.

        At June 30, 2016, we had federal and state net operating loss carryforwards of $325.3 million and $145.6 million, respectively. These federal and state net operating loss carryforwards are available to offset future taxable income, if any, in varying amounts and will begin to expire in 2019 for federal and 2017 for state purposes, respectively. Such net operating loss carryforwards include tax benefits from employee stock option exercises in excess of the share-based compensation expense that has been recognized for these awards. We will record approximately $3.8 million as a credit to additional paid-in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards of approximately $17.9 million and $17.6 million, respectively. If not utilized, the federal research credits will begin to expire in 2019, the California research credits have no expiration date and the other state research credits begin to expire in 2017. Realization of the deferred tax assets, among other factors, is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Because of the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

        At June 30, 2016, there was no provision for U.S. income tax for undistributed earnings of our foreign subsidiaries as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income tax has been provided as of June 30, 2016 was $22.4 million. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

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

Net revenue

        Product net revenue increased by $5.1 million for the year ended June 30, 2015 as compared to the year ended June 30, 2014. Product net revenue increased primarily due to a higher number of units sold and product mix, partially offset by $7.5 million of foreign currency impacts due to the strengthening of the U.S Dollar. The number of units sold in fiscal 2015 increased by 4% as compared to fiscal 2014 driven by an increase in the number of CyberKnife Systems recognized into revenue, which was partially offset by a decrease in the number of TomoTherapy Systems recognized into revenue; however, as the CyberKnife Systems generally have a higher average selling price, the overall net product revenue increased. In addition, product revenue upgrades increased by $3.0 million in fiscal 2015.

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

        Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2015	2014
Net revenue	$379,801	$369,412
Americas	46%	42%
Europe, Middle East, India and Africa	29%	31%
Asia-Pacific (excluding Japan and India)	15%	12%
Japan	10%	15%

Gross profit

        The overall gross profit margin for the year ended June 30, 2015 was 38% as compared to 39% for the year ended June 30, 2014, representing a slight decrease of 1% primarily attributable to foreign currency impacts resulting from the strengthening of the U.S. Dollar. Product gross margin was 42% for the year ended June 30, 2015 as compared to 44% for the year ended June 30, 2014, representing a slight decrease of 2% also because of foreign currency impacts resulting from the strengthening of the U.S. Dollar. Services gross margin for the year ended June 30, 2015 was 35% as compared to 34% for the year ended June 30, 2014, representing a slight increase of 1% due mainly to continued revenue growth from the increase in installed base and contract mix accompanied by lower service part costs as a result of the continued increase in reliability of the TomoTherapy Systems, all of which offset the foreign currency impacts resulting from the strengthening of the U.S. Dollar.

Research and development expenses

        Research and development expenses were $55.8 million for the year ended June 30, 2015 as compared to $53.7 million for the year ended June 30, 2014, which represents an increase of $2.1 million, or 4%. The increase was primarily the result of higher consulting fees associated with a development project that started in fiscal 2015 and resulted in an increase of $1.2 million compared to the prior year. In addition, there was an increase of $1.2 million due to additional allocation and facilities expenses compared to the prior year and an increase of $0.3 million in travel expenses as compared to the prior year because of increased international travel. These increases were partially offset by decreased compensation expenses of $1.4 million driven by a $2.0 million reduction in incentive-based compensation accrual expenses and a decrease of $0.7 million in contractor expenses, partially offset by higher salaries of $0.8 million, an increase in recruiting and relocation fees of $0.1 million and increased stock-based compensation expenses of $0.5 million because of a higher number of equity grants. There were also increases as a result of $0.4 million in severance recorded in the year ended June 30, 2015, related to terminations associated with departmental realignment.

Selling and marketing expenses

        Selling and marketing expenses for the year ended June 30, 2015 were $62.4 million as compared to $61.9 million for the year ended June 30, 2014, which represents an increase of $0.5 million, or 1%. The increase was partially attributable to a $2.8 million increase in compensation and compensation-related expenses, which consisted mainly of an increase in commission expense of $2.2 million because of higher sales, a $1.9 million increase in salaries and benefits expenses because of increases in personnel, and a $0.8 million increase in share-based compensation expense mainly attributable to an increase in grants of equity awards. These increases were partially offset by a decrease of $1.2 million in incentive-based compensation accrual expenses and $0.9 million in decreased other compensation mainly related to lower severance expenses in fiscal 2015 than those related to terminations in fiscal 2014. Consulting expenses also decreased $1.5 million because of significant marketing initiatives in fiscal 2014 with no similar projects in fiscal 2015. There were also decreases of $0.4 million in allocation expenses and $0.3 million in reduced sponsorships compared to the prior year.

General and administrative expenses

        General and administrative expenses for the year ended June 30, 2015 were $46.4 million as compared to $45.3 million for the year ended June 30, 2014, which represents an increase of $1.1 million, or 2%. This increase was primarily related to higher legal expenses of $3.5 million because of ongoing defense of and response to legal matters, primarily related to the Cowealth Medical matter described in Note 7 to the financial statements. In addition, there was increased stock-based compensation expense of $1.3 million due to increased equity grants. These increases were partially offset by reductions in incentive-based compensation accrual expenses of $2.0 million as compared to the prior year and a $1.0 million decrease in restructuring costs as compared to the prior year. Additionally, consulting fees decreased $0.7 million because of fewer projects in fiscal 2015 as compared to fiscal 2014.

Other expense, net

        Other expense, net for the year ended June 30, 2015 was $18.6 million as compared to $14.2 million for the year ended June 30, 2014, which represents an increase of $4.4 million. This increase was primarily attributable to increased foreign currency losses of $2.5 million primarily because of a stronger U.S. Dollar in comparison to the Euro, Japanese Yen and the Swiss Franc. Additionally, non cash interest expense increased by $2.2 million in 2015 as a result of the refinancing of our 3.50% Convertible Notes into 3.50% Series A Convertible Notes in the fourth quarter of fiscal 2014.

Provision for income taxes

        The provision for income taxes was lower in fiscal 2015 compared to fiscal 2014 mainly as a result of the activities in international locations—reduction of benefits related to uncertain tax positions and decreased foreign earnings.

        At June 30, 2015, we had federal and state net operating loss carryforwards of $329.6 million and $157.5 million, respectively. These federal and state net operating loss carryforwards are available to offset future taxable income, if any, in varying amounts and will begin to expire in 2019 for federal and 2016 for state purposes, respectively. Such net operating loss carryforwards include tax benefits from employee stock option exercises in excess of the share-based compensation expense that has been recognized for these awards. We will record approximately $3.9 million as a credit to additional paid-in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards at June 30, 2015, of approximately $16.3 million and $16.5 million, respectively. If not utilized, the federal research credits will begin to expire in 2019. The California research credits have no expiration date and the other state research credits begin to expire in 2016. Realization of the deferred tax assets, among other factors, is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Because of the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

        At June 30, 2015, there was no provision for U.S. income tax for undistributed earnings of our foreign subsidiaries as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income tax has been provided as of June 30, 2015, was $20.3 million. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to certain limitations, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

Share-based Compensation Expense

        In fiscal 2016, 2015 and 2014, we recorded share-based compensation expense of $12.6 million, $13.9 million and $11.3 million, respectively, related to awards under our incentive stock plans and restricted stock awards, or RSAs, assumed in connection with the acquisition of TomoTherapy. Share-based compensation expense was recorded net of estimated forfeitures. As of June 30, 2016, we had approximately $21.2 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, Employee Stock Purchase Plan, or ESPP shares, restricted stock units, or RSUs, market stock units, or MSUs, which we expect to recognize over a weighted average period from 0.6 to 2.3 years.

Liquidity and Capital Resources

        At June 30, 2016, we had $119.8 million in cash and cash equivalents and $47.2 million in investments. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part I, Item 1A titled "Risk Factors." Also refer to Note 12, "Debt" to the consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

        In addition, the undistributed earnings of our foreign subsidiaries at June 30, 2016, are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of June 30, 2016, we had approximately $76.8 million of cash and cash equivalents at our foreign subsidiaries.

Cash Flows

	Fiscal years ended June 30,
(Dollars in thousands)	2016	2015	2014
Net cash provided by (used in) operating activities	$33,538	$(16,733)	$346
Net cash provided by investing activities	8,262	3,689	8,492
Net cash provided by (used in) financing activities	(757)	5,895	8,377
Effect of exchange rate changes on cash and cash equivalents	(823)	(5,646)	1,818

Net increase (decrease) in cash and cash equivalents	$40,220	$(12,795)	$19,033

Operating Activities

        Net cash provided by operating activities was $33.5 million in fiscal 2016 as compared to net cash used in operating activities of $16.7 million in fiscal 2015. Net cash provided by operating activities in fiscal 2016 was primarily related to:

  •
  Net loss of $25.5 million;

  •
  Net loss offset by non-cash items of $43.1 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, loss on disposal of property and equipment, loss on extinguishment of debt, and provision for excess and obsolete inventory;

  •
  Decrease in restricted cash of $2.7 million due to release of restrictions on cash related to bunker constructions during the year;

  •
  Decrease in accounts receivable of $23.0 million as a result of the timing of cash collections from customers in fiscal 2016;

  •
  Increase in inventories of $10.5 million due to increase in purchases in fiscal year 2016 to support expected future sales and service needs that will begin to be utilized in fiscal year 2017;

  •
  Increase in prepaid expenses and other assets of $6.0 million primarily because of an increase in long-term accounts receivable of $6.0 million attributable to one customer with extended payment terms and several large revenue contracts accounted for as capital leases as compared to the same period in prior year and an increase of $0.6 million of prepaid commission because of higher orders compared to revenue recognized in fiscal year 2016. These increases were partially offset by reduction of other prepayments totaling $0.6 million from the release of vendor advances;

  •
  Increase in accounts payable of $2.4 million primarily attributable to an increase in inventory purchasing activities and the timing of payments as there was more large value payment activity at the end of the prior fiscal year as compared with the end of fiscal year 2016;

  •
  Decrease in accrued liabilities of $1.9 million primarily related to the bonus accrual reduction of $3.0 million because of lower bonus rate in fiscal year 2016 compared to fiscal year 2015. Accrued payroll taxes decreased $1.6 million because of the timing of the year-end payroll cut-off as well as $0.6 million decrease in commissions payable because of lower commission rates. These decreases were partially offset by an increase of $1.9 million income tax payable due to the timing of filing and payments for fiscal 2015 and increase of $1.4 million in other accrued liabilities for research and development collaborations;

  •
  Increase in customer advances of $2.6 million because of the payments received for the future revenue deliverables; and

  •
  Increase in deferred revenue of $2.4 million because of the timing of customer billing and revenue recognition, and decrease in deferred cost of $1.5 million attributable to the timing of inventory transfer.

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

  •
  Increase in restricted cash of $2.4 million because of a contractual guarantee requirement;

  •
  Increase in accounts receivable of $8.3 million as a result of increased sales of $10.4 million offset by cash collections from customers in fiscal 2015;

  •
  Increase in inventories of $21.1 million because of increase in purchases to support future sales and service needs;

  •
  Decrease in prepaid expenses and other assets of $2.3 million primarily to the result of the reduction of prepaid taxes of $1.7 million primarily in foreign locations due to settlements, a reduction in debt related costs of $1.5 million due to continued amortization, and a decrease in prepaid commissions of $1.0 million attributable to the conversion of deferred revenue into revenue in fiscal 2015. These decreases were partially offset by increases in the prepaid benefits balance of $0.5 million because of the timing of payments, higher other prepayments attributable to additional vendor advances of $0.8 million, and an increase in prepaid maintenance of $0.4 million because of several new software agreements;

  •
  Decrease in accounts payable of $1.8 million because of lower billings as a result of timing;

  •
  Decrease in accrued liabilities of $8.6 million primarily related to the bonus accrual reduction of $8.4 million due to bonus payments relating to fiscal 2014 made in the first fiscal quarter of 2015 offset by additional accrual for bonuses for the current fiscal year. Accrued payroll decreased $2.1 million because of the timing of the year-end payroll cut-off and sales tax payable decreased in the U.S. by $0.5 million attributable to process improvements in timely payments. Income tax payable also decreased by $1.5 because of the timing of filing and payments for fiscal 2014. These decreases were partially offset by an increase of $3.5 million in deferred rent as a result of a renegotiated lease agreement;

  •
  Increase in customer advances of $0.6 million because of the payments received for the future revenue deliverables; and

  •
  Increase in deferred revenue of $9.7 million because of the timing of customer billing and revenue recognition, and decrease in deferred cost of $7.8 million attributable to the timing of inventory transfer.

        Net cash provided by operating activities was $0.3 million in fiscal 2014. Net cash provided by operating activities in 2014 was primarily related to:

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

  •
  Increase in inventories of $8.3 million because of increase in purchases to support sales;

  •
  Increase in prepaid expenses and other assets of $5.2 million primarily because of the increase in prepaid commissions balance of $2.8 million as a result of the increase in orders and prepaid taxes of $2.9 million mostly in foreign locations;

  •
  Decrease in accounts payable of $1.1 million because of the timing of payments;

  •
  Increase in accrued liabilities of $21.7 million primarily because of the increase in accrued bonus expense of $14.2 million, increase in other accrued compensation related expense of $6.0 million;

  •
  Increase in customer advances of $1.7 million due to the payments received for the future revenue deliverables; and

  •
  Increase in deferred revenue of $4.0 million because of the timing of customer billing and revenue recognition, and increase deferred cost of $4.9 million attributable to the timing of inventory transfer.

Cash Flows From Investing Activities

        Net cash provided by investing activities was $8.3 million in fiscal 2016, which primarily consisted of sales and maturities of short-term investments of $80.7 million, offset by purchases of property and equipment of $8.1 million and purchases of investments of $64.3 million.

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

Cash Flows From Financing Activities

        Net cash used in financing activities during fiscal 2016 was $0.8 million, primarily attributable to $66.4 million payments to convertible note holders and $2.8 million of taxes paid related to net share settlement of equity awards, partially offset by $64.6 million from debt proceeds and $3.8 million from proceeds from employee stock plans.

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

Contractual Obligations and Commitments

        The following is a schedule summarizing our obligations to make future payments under contractual obligations as of June 30, 2016:

		Payments due by period
(in thousands)	Total	Less than 1 year(2)	1 - 3 years	3 - 5 years	More than 5 years
Notes and Secured Loan(1)	$219,858	$40,108	$122,000	$57,750	$—
Interest on Notes and Secured Loan	28,496	9,494	12,218	6,784	—
Operating leases	39,864	8,812	13,097	7,931	10,024

Total	$288,218	$58,414	$147,315	$72,465	$10,024

(1)
Any conversion, redemption or purchase of our Notes would impact our cash payments noted in the preceding table. Please see Note 12, Debt, to the consolidated financial statements for further information.

(2)
Please see Note 18, Subsequent Event, to the consolidated financial statements regarding the payment of the 3.75% Convertible Notes on August 1, 2016.

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

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements for the years ended June 30, 2016, 2015, or 2014.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

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

Revenue Recognition

        We frequently enter into sales arrangements with customers that contain multiple elements or deliverables and we have to make a number of reasoned judgments with respect to elements of these sales arrangements, including how to allocate the proceeds received from an arrangement, whether there are multiple elements in the arrangement, whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition with respect to these arrangements. For sale arrangements that contain multiple elements, we allocate the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence (VSOE), of fair value, if it exists. VSOE of fair value for each element is based on our standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company's pricing committee when that product or service is not yet being sold separately. When we are not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, we attempt to determine the selling price of each element based on third-party evidence of selling price (TPE), as determined based on competitors' prices for similar deliverables when sold separately. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When we are not able to establish selling price using VSOE or TPE, we use our best estimate of selling price (BESP), in the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through annual analysis of our pricing practices and adjusted if necessary.

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

Share-Based Compensation Expense

        We use the Black-Scholes option valuation model to estimate the fair value of stock options and ESPP shares. This valuation model requires the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the expected term of the award. Our expected volatility is derived from the historical volatilities of our common stock. Prior to the second quarter of fiscal 2013, our expected volatility was based on the historical volatilities of several unrelated public companies within industries related to our business. We estimate the expected term of stock option by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. We use the Monte-Carlo simulation model to estimate the fair value of Market Stock Units (MSUs). The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Loss Contingencies

        As discussed in Note 7, Commitments and Contingencies, to the consolidated financial statements, we are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. We provide disclosure if it is reasonably possible that a loss has been incurred and a range of loss or possible loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on our results of operations, financial position and cash flows.

Item 7A.    QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Foreign Currency Exchange Rate Risk

        A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the intercompany receivables arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2016, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

        We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2016, that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $47.2 million at June 30, 2016. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points.

	Decrease in interest rates				Increase in interest rates
(in thousands) Change in interest rate	–100 BPS	–75 BPS	–50 BPS	–25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$258	$217	$148	$75	$(76)	$(153)	$(229)	$(306)

Equity Price Risk

        On August 1, 2011, we issued $100 million aggregate principal amount of 3.75% Convertible Senior Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 105.5548 shares of common stock per $1,000 principal amount of the 3.75% Convertible Senior Notes, which is equivalent to a conversion price of approximately $9.47 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $9.47 upon conversion of the 3.75% Convertible Senior Notes. For every $1 that the share price of our common stock exceeds $9.47, we expect to issue an additional $10.6 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Senior Notes are converted.

        In January 2016, we repurchased approximately $63.4 million in aggregate principal amount of our 3.75% Convertible Senior Notes due August 2016 for $66.6 million in cash. As $63.4 million of the 3.75% Convertible Senior Notes were settled in cash, a total of 6.7 million potentially dilutive common equity shares were no longer outstanding at June 30, 2016. In August 2016, we settled the remaining $36.6 million in aggregate principal amount of our 3.75% Convertible Senior Notes for $37.3 million in cash. As $36.6 million of the 3.75% Convertible Senior Notes were settled in cash, a total of 3.9 million potentially dilutive common equity shares are no longer outstanding in the first quarter of fiscal year 2017.

        On April 24, 2015, we issued approximately $70.3 million aggregate principal amount of 3.50% Series A Convertible Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 187.6877 shares of common stock per $1,000 principal amount of the 3.50% Series A Convertible Notes, which is equivalent to a conversion price of approximately $5.33 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.33 upon conversion of the 3.50% Series A Convertible Notes. For every $1 that the share price of our common stock exceeds $5.33, we expect to issue an additional $13.2 million in cash or shares of our common stock, or a combination thereof, if all of the 3.50% Series A Convertible Notes are converted.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

        We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware Corporation) and subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuray Incorporated and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 24, 2016, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Francisco, California

August 24, 2016

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$119,771	$79,551
Short-term investments	47,239	64,306
Restricted cash	891	3,734
Accounts receivable, net of allowance for doubtful accounts of $826 and $709, respectively	56,810	77,727
Inventories	115,987	106,151
Prepaid expenses and other current assets	16,098	15,991
Deferred cost of revenue	4,884	6,869

Total current assets	361,680	354,329
Property and equipment, net	27,878	31,829
Goodwill	57,848	58,054
Intangible assets, net	7,611	15,564
Deferred cost of revenue	1,996	1,500
Other assets	12,020	5,497

Total assets	$469,033	$466,773

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,229	$13,096
Accrued compensation	18,725	21,934
Other accrued liabilities	22,184	18,720
Short-term debt	39,900	—
Customer advances	22,123	19,385
Deferred revenue	92,051	96,780

Total current liabilities	210,212	169,915
Long-term liabilities:
Long-term other liabilities	10,984	10,934
Deferred revenue	17,665	10,489
Long-term debt	170,512	199,655

Total liabilities	409,373	390,993
Commitment and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2016 and 2015 respectively; issued and outstanding: 81,378,208 and 79,477,838 shares at June 30, 2016 and 2015, respectively	81	79
Additional paid-in capital	481,346	471,430
Accumulated other comprehensive loss	(960)	(426)
Accumulated deficit	(420,807)	(395,303)

Total stockholders' equity	59,660	75,780

Total liabilities and stockholders' equity	$469,033	$466,773

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended June 30,
	2016	2015	2014
Net revenue:
Products	$193,299	$178,710	$173,607
Services	205,501	201,091	195,812

Total net revenue	398,800	379,801	369,419
Cost of revenue:
Cost of products	108,671	104,549	97,592
Cost of services	131,416	129,850	129,027

Total cost of revenue	240,087	234,399	226,619

Gross profit	158,713	145,402	142,800
Operating expenses:
Research and development	56,652	55,752	53,724
Selling and marketing	56,812	62,440	61,885
General and administrative	50,122	46,379	45,335

Total operating expenses	163,586	164,571	160,944

Loss from operations	(4,873)	(19,169)	(18,144)
Other expense, net	(18,295)	(18,621)	(14,216)

Loss before provision for income taxes	(23,168)	(37,790)	(32,360)
Provision for income taxes	2,336	2,419	3,088

Net loss	$(25,504)	$(40,209)	$(35,448)

Net loss—basic and diluted	$(0.32)	$(0.51)	$(0.47)
Weighted average common shares used in computing loss per share
Basic and diluted	80,509	78,277	75,804

Net loss	$(25,504)	$(40,209)	$(35,448)
Foreign currency translation adjustments	(48)	(1,196)	25
Unrealized gain (loss) on investments	63	(95)	475
Change in defined benefit pension obligation	(549)	(950)	(567)

Comprehensive loss	$(26,038)	$(42,450)	$(35,515)

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders' Equity

(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2013	74,587,231	$75	$424,524	$1,882	$(319,646)	$106,835

Exercise of stock options, net	1,061,513	1	5,311	—	—	5,312
Issuance of restricted stock	913,070	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	650,315	—	3,536	—	—	3,536
Share-based compensation	—	—	11,038	—	—	11,038
Embedded conversion feature on Convertible Note (Note 11)	—	—	7,844	—	—	7,844
Unamortized Convertible Senior Note issuance costs reclassified to equity	—	—	(243)	—	—	(243)
Tax withholding upon vesting of restricted stock units	(33,764)	—	(260)	—	—	(260)
Net loss	—	—	—	—	(35,448)	(35,448)
Cumulative translation adjustment	—	—	—	25	—	25
Unrealized gain on investments, net of tax	—	—	—	475	—	475
Change in defined benefit pension obligation	—	—	—	(567)		(567)

Balance at June 30, 2014	77,178,365	$77	$451,750	$1,815	$(355,094)	$98,548

Exercise of stock options, net	529,331		2,563	—	—	2,563
Issuance of restricted stock	1,174,531	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	719,279	1	4,032	—	—	4,033
Share-based compensation	—	—	13,746	—	—	13,746
Tax withholding upon vesting of restricted stock units	(123,668)	—	(660)	—	—	(660)
Net loss	—	—	—	—	(40,209)	(40,209)
Cumulative translation adjustment	—	—	—	(1,196)	—	(1,196)
Unrealized loss on investments, net of tax	—	—	—	(95)	—	(95)
Change in defined benefit pension obligation	—	—	—	(950)	—	(950)

Balance at June 30, 2015	79,477,838	$79	$471,430	$(426)	$(395,303)	$75,780

Exercise of stock options, net	58,279	—	285	—	—	285
Issuance of restricted stock	1,570,577	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	729,259	—	3,588	—	—	3,588
Share-based compensation	—	—	12,396	—	—	12,396
Unamortized Convertible Senior Note issuance costs reclassified to equity	—	—	(3,519)	—	—	(3,519)
Tax withholding upon vesting of restricted stock units	(457,745)	—	(2,832)	—	—	(2,832)
Net loss	—	—	—	—	(25,504)	(25,504)
Cumulative translation adjustment	—	—	—	(48)	—	(48)
Unrealized gain on investments, net of tax	—	—	—	63	—	63
Change in defined benefit pension obligation	—	—	—	(549)	—	(549)

Balance at June 30, 2016	81,378,208	$81	$481,346	$(960)	$(420,807)	$59,660

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years ended June 30,
	2016	2015	2014
Cash Flows From Operating Activities
Net loss	$(25,504)	$(40,209)	$(35,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,296	19,493	20,564
Share-based compensation	12,638	13,930	11,313
Amortization of debt issuance costs	1,728	1,503	1,408
Amortization and accretion of investment premiums/discounts	801	1,018	1,584
Accretion of interest on long-term debt	6,321	7,241	5,105
Provision for bad debt	127	(14)	(707)
Provision for write-down of inventories	2,444	1,507	2,836
Loss on disposal of property and equipment	153	62	666
Loss on extinguishment of debt	965	—	—
Provision (benefit) for deferred income taxes	(404)	664	92
Changes in assets and liabilities:
Restricted cash	2,660	(2,353)	(163)
Accounts receivable	22,951	(8,331)	(14,786)
Inventories	(10,502)	(21,094)	(8,341)
Prepaid expenses and other assets	(5,988)	2,271	(5,241)
Deferred cost of revenue	1,452	7,776	(4,875)
Accounts payable	2,404	(1,822)	(1,057)
Accrued liabilities	(1,944)	(8,614)	21,696
Customer advances	2,578	577	1,744
Deferred revenue	2,362	9,662	3,956

Net cash provided by (used in) operating activities	33,538	(16,733)	346
Cash Flows From Investing Activities
Purchases of property and equipment, net	(8,066)	(10,445)	(11,931)
Purchases of investments	(64,356)	(107,162)	(44,155)
Sales and maturities of investments	80,684	121,296	64,578

Net cash provided by investing activities	8,262	3,689	8,492
Cash Flows From Financing Activities
Proceeds from issuance of common stock	3,849	6,555	9,054
Repayments of debt	(66,406)	—	(417)
Proceeds from debt, net of costs	64,632	—	—
Taxes paid related to net share settlement of equity awards	(2,832)	(660)	(260)

Net cash provided by (used in) financing activities	(757)	5,895	8,377
Effect of exchange rate changes on cash and cash equivalents	(823)	(5,646)	1,818

Net increase (decrease) in cash and cash equivalent	40,220	(12,795)	19,033
Cash and cash equivalents at beginning of period	79,551	92,346	73,313

Cash and cash equivalents at end of period	$119,771	$79,551	$92,346

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,026	$3,184	$2,499
Cash paid for interest	$10,340	$7,207	$8,208
Non-cash financing activity:
Exchange of Convertible Notes (Note 13)	$—	$—	$7,844
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$218	$638	$1,142
Transfers of equipment to inventory	$1,660	$—	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Balance Sheet Reclassification

        Debt issuance costs of $3.2 million were reclassified from other assets to long-term debt in the prior year's consolidated balance sheet to conform to the current year presentation upon the adoption of Accounting Standard Update (ASU) No. 2015-03 as discussed below in Accounting Standard Update Recently Adopted.

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to revenue recognition, business combinations and assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies. Actual results could differ materially from those estimates.

Foreign Currency

        The Company's international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss as a separate component of stockholders' equity. Net foreign currency exchange transaction gains or losses are included as a component of other income (expense), net, in the Company's consolidated statements of operations and comprehensive loss.

Fair Value Measurements

        The carrying values of the Company's financial instruments including cash equivalents, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

due to the relatively short-term nature of these instruments. Also refer to Note 5, Financial Instruments, for further details.

Cash and Cash Equivalents

        The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Investments

        The Company classifies all its investments as available-for-sale at the time of purchase since it is management's intent that these investments be available for current operations, and as such, includes these investments as short-term investments on its balance sheets. These investments primarily consist of commercial paper, U.S. treasury securities, and U.S. government agency and corporate debt securities. Short-term investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), as a separate component of stockholders' equity. Realized gains and losses on the sale of securities are determined by specific identification of each security's cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require it to record an impairment charge in the period any such determination is made. In making this judgment, management evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer and any changes thereto, and management's intent to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. Other expense, net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any.

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

        One customer represented more than 10% of total net revenue for the year ended June 30, 2016 and no customer represented 10% or more of total net revenue for the years ended June 30, 2015 and 2014. One customer accounted for 18% of accounts receivable at June 30, 2016 and 2015.

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

Restricted Cash

        Restricted cash primarily consists of certificates of deposit held as guarantees in connection with customer contracts and corporate leases as well as funds held as guarantees for Value-Added Tax (VAT) obligations in a foreign jurisdiction.

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management.

Revenue Recognition

        The Company's revenue is primarily derived from sales of CyberKnife and TomoTherapy Systems and services, which include post-contract customer support or PCS, installation services, training and other professional services. The Company records its revenues net of any value added or sales tax. In all sales arrangements, the Company recognizes revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is reasonably assured and delivery has occurred. Payments received in advance of system shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. The Company generally does not request collateral from its customers. If the Company determines that collection is not reasonably assured, the Company will defer the fee and recognize revenue upon receipt of cash.

        The Company frequently enters into sales arrangements that contain multiple elements or deliverables. For sale arrangements that contain multiple elements, the Company allocates the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence (VSOE) of fair value, if it exists. VSOE of fair value for each element is based on the Company's standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company's pricing committee when that product or service is not yet being sold separately. When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, the Company attempts to determine the selling price of each element based on third-party evidence of selling price (TPE), as determined based on competitors' prices for similar deliverables when sold separately. When the Company is not able to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price (BESP), in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through annual analysis of the Company's pricing practices and adjusted if necessary.

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

Goodwill and Purchased Intangible Assets

        Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company's closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. There was no impairment of goodwill identified in the fiscal years ended June 30, 2016, 2015 and 2014.

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

Advertising Expenses

        The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.3 million, $0.5 million and $0.6 million for the years ended June 30, 2016, 2015 and 2014, respectively.

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

Share-Based Compensation

        The Company issues stock-based compensation awards to employees and directors in the form of stock options, restricted stock units (RSUs), performance stock units (PSUs), market stock units (MSUs) and employee stock purchase plan (ESPP) awards (collectively, awards).

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Years ended June 30,
(in thousands)	2016	2015	2014
Numerator:
Net loss used in computing net loss per share	$(25,504)	$(40,209)	$(35,448)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share	80,509	78,277	75,804

        The potentially dilutive shares of the Company's common stock resulting from the assumed exercise of outstanding stock options, the vesting of RSUs, MSUs and PSUs, and the purchase of shares under the ESPP, as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. The 3.75% Convertible Senior Notes due August 1, 2016 (the "3.75% Convertible Notes"), the 3.50% Convertible Senior Notes due February 1, 2018 (the "3.50% Convertible Notes") and the 3.50% Series A Convertible Notes (the "3.50% Series A Convertible Notes") due February 1, 2018 are included in the calculation of diluted net income per share only if their inclusion is dilutive. For the years ended June 30, 2016, 2015 and 2014, the potentially dilutive shares under the Convertible Notes were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive:

	As of June 30,
(in thousands)	2016	2015	2014
Stock options	2,377	2,537	3,209
RSUs, PSUs and MSUs	5,467	4,483	3,947
3.75% Convertible Notes	—	—	—
3.50% Convertible Notes	8,378	8,378	8,378
3.50% Series A Convertible Notes	—	2,896	4,985

	16,222	18,294	20,519

  Outstanding Convertibles Notes—Diluted Share Impact

        The 3.75% Convertible Notes and 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management's intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.75% Convertible Notes and 3.50% Series A Convertible Notes, totaling approximately 3.9 million shares and 13.2 million shares, respectively, were not included in the potentially diluted share count table above. The Company's average stock price did not exceed the conversion price of the 3.75% Convertible Notes as of June 30, 2016, 2015 and 2014. The number of premium shares included in the Company's diluted share count will vary with fluctuations in the Company's share price. Higher actual share prices result in a greater number of premium shares.

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

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company anticipates that except for $1.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

Accumulated Other Comprehensive Loss

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

Recent Accounting Standard Updates Not Yet Effective

        In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-13 (ASU 2016-13) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This guidance will become effective for the Company beginning in the third quarter of fiscal year 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the third quarter of fiscal year 2019. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this guidance on its consolidated financial statements and related disclosures.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016-02 requires additional disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. ASU 2016-02 requires adoption based upon a modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.

        In January 2016, the FASB issued ASU No. 2016-01 (ASU 2016-01) Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for the Company beginning in the third quarter of fiscal year 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. On July 9, 2015, the FASB approved a one year deferral of the effective period of ASU 2014-09. The standard will be effective for the Company for fiscal year 2019, but entities will be permitted to early adopt the standard as of the original effective date. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations, ASU 2016-10 Revenue From Contracts with

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. The Company has not yet selected a transition method and is currently evaluating the impact of pending adoption of these standards on its consolidated financial statements and related disclosures.

Accounting Standard Update Recently Adopted

        In November 2015, FASB issued ASU No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The Company adopted ASU 2015-17 in its fiscal fourth quarter, an amended standard that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. This ASU is effective for fiscal years beginning after December 2015, which would be effective the first quarter of fiscal 2017 for the Company. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has adopted this ASU on a retrospective basis to the comparable period presented at June 30, 2016 and it did not have a significant impact on the Company's financial statements.

        In April 2015, FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The Company adopted ASU 2015-03 in its fiscal third quarter, an amended standard simplifying the presentation of debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. ASU 2015-17 is effective for fiscal years beginning after December 2015, which would be effective the first quarter of fiscal 2017 for the Company. Early adoption is permitted under ASU 2015-17. Accordingly, ASU 2015-03 was applied retrospectively to the comparable period presented and it did not have a significant impact on the Company's financial statements.

3. Balance Sheet Components

Cash and Cash Equivalents

        The following is a summary of cash and cash equivalents:

(in thousands)	June 30, 2016	June 30, 2015
Cash	$95,906	$73,444
Money market funds	13,362	6,107
Commercial paper	8,938	—
Municipal government securities	1,565	—

	$119,771	$79,551

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

Accounts receivable, net

        Accounts receivable, net consisted of the following:

(in thousands)	June 30, 2016	June 30, 2015
Accounts receivable	$54,974	$75,631
Unbilled fees and services	2,662	2,805

	57,636	78,436
Less: Allowance for doubtful accounts	(826)	(709)

Accounts receivable, net	$56,810	$77,727

        The Company received payment or had credits of $0.2 million, added $0.3 million and wrote off $0.01 million from the allowance for doubtful accounts in fiscal 2016. The Company received payment or had credits of $0.4 million, added $0.4 million and wrote off $0.2 million from the allowance for doubtful accounts in fiscal 2015.

Financing receivables

        A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company's balance sheet. The Company's financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and capital leases, totaled $7.6 million and $1.6 million at June 30, 2016 and 2015, respectively, and are included in Other Assets in the consolidated balance sheets. Of the $7.6 million in financing receivables at June 30, 2016, $3.5 million related to sales-type leases with customers while the remaining $4.1 million related to contractual maturities of more than one year. At June 30, 2015, the $1.6 million related to contractual maturities of more than one year with no capital leases. Due to the homogenous nature of the leasing transactions, the Company manages them on an aggregate basis when assessing and monitoring credit risk. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. Accounts rated as low risk typically have the equivalent of a Moody's rating of Baa3 or higher, while accounts rated as moderate risk generally have the equivalent of a Ba1 or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of payments. As of June 30, 2016, the sales-type lease portion of the financing receivables was rated at a moderate risk. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of June 30, 2016. Based upon such assessment, the Company did not record an allowance for credit losses related to such financing receivables as of June 30, 2016 and 2015, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

        A summary of the Company's financing receivables is presented as follows:

June 30, 2016 (in thousands)	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$4,998	$5,840	$10,838
Residual value	—	—	—
Unearned income	(623)	—	(623)
Allowance for credit loss	—	—	—

Total, net	$4,375	$5,840	10,215

Reported as:
Current	$840	$1,778	$2,618
Non-current	3,535	4,062	7,597

Total, net	$4,375	$5,840	$10,215

June 30, 2015 (in thousands)	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$—	$2,674	$2,674
Residual value	—	—	—
Unearned income	—	—	—
Allowance for credit loss	—	—	—

Total, net	$—	$2,674	2,674

Reported as:
Current	$—	$1,032	$1,032
Non-current	—	1,642	1,642

Total, net	$—	$2,674	$2,674

        Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. Future minimum lease payments to be received as of June 30, 2016 are presented as follows:

Year Ending June 30, (in thousands)	Amount
2017	$1,046
2018	930
2019	930
2020	930
2021	930
2022	232

Total	$4,998

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

Inventories

        Inventories consisted of the following:

(in thousands)	June 30, 2016	June 30, 2015
Raw materials	$50,480	$46,356
Work-in-process	20,190	15,445
Finished goods	45,317	44,350

Inventories	$115,987	$106,151

Property and Equipment, net

        Property and equipment consisted of the following:

(in thousands)	June 30, 2016	June 30, 2015
Furniture and fixtures	$4,527	$4,674
Computer and office equipment	11,485	11,808
Software	11,104	10,992
Leasehold improvements	21,632	19,428
Machinery and equipment	47,171	47,031
Construction in progress	4,412	8,273

	100,331	102,206
Less: Accumulated depreciation	(72,453)	(70,377)

Property and equipment, net	$27,878	$31,829

        Depreciation and amortization expense related to property and equipment for the years ended June 30, 2016, 2015 and 2014 was $10.3 million, $11.6 million and $12.2 million, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Change in Defined Benefit Pension Obligation	Total
Balance at June 30, 2014	$2,364	$18	$(567)	$1,815
Other comprehensive income (loss) before reclassifications	(1,196)	(99)	(950)	(2,245)
Amounts reclassified from accumulated other comprehensive income	—	4	—	4

Net current period other comprehensive loss	(1,196)	(95)	(950)	(2,241)

Balance at June 30, 2015	1,168	(77)	(1,517)	(426)
Other comprehensive income (loss) before reclassifications	(47)	63	(549)	(533)
Amounts reclassified from accumulated other comprehensive income	—	(1)	—	(1)

Net current period other comprehensive income (loss)	(47)	62	(549)	(534)

Balance at June 30, 2016	$1,121	$(15)	$(2,066)	$(960)

4. Foreign Exchange Instruments

        The Company utilizes foreign currency forward contracts with well-known financial institutions to manage its exposure of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. The Company intends to exchange foreign currencies for U.S. Dollars at maturity. There were no outstanding foreign currency forward contracts at the end of fiscal years 2016 and 2015.

        The following table shows the effect of forward contracts not designated as hedging instruments and foreign currency transactions gains and losses, which were included in "Other expense, net" on the consolidated statements of operations in fiscal years:

(in thousands)	2016	2015	2014
Foreign currency exchange gain (loss) on foreign contracts	$(4,155)	$(1,355)	$(2,144)
Foreign currency transactions gain (loss)	2,141	(1,196)	2,053

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments

        The Company considers all highly liquid investments held with various financial institutions, certificates of deposit and other securities with original maturities of three months or less to be cash equivalents.

        The Company classifies all of its investments as available-for-sale at the time of purchase because it is management's intent that these investments are available for current operations and includes these investments on its balance sheets as short-term investments. Investments with original maturities longer than three months include commercial paper and investment- grade agency and corporate debt securities. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are recorded based on specific identification of each security's cost basis.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments (Continued)

        The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments:

	June 30, 2016
				Estimated Market Value
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$95,906	$—	$—	$95,906	$—

Level 1
Money market funds	13,362	—	—	13,362	—

	13,362	—	—	13,362	—

Level 2
Commercial paper	14,704	—	—	8,938	5,766
U.S. government agencies securities	28,000	7	(17)	—	27,990
U.S. Treasury securities	3,997	1	—	—	3,998
Municipal debt securities	1,565	—	—	1,565	—
Corporate debt securities	9,491	—	(6)	—	9,485

	57,757	8	(23)	10,503	47,239

Total	$167,025	$8	$(23)	$119,771	$47,239

	June 30, 2015
				Estimated Market Value
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$73,444	$—	$—	$73,444	$—

Level 1
Money market funds	6,107	—	—	6,107	—

	6,107	—	—	6,107	—

Level 2
Commercial paper	11,989	—	—	—	11,989
U.S. government agencies securities	21,999	6	(14)	—	21,991
Non-U.S. government securities	1,504	—	(3)	—	1,501
Corporate debt securities	28,891	—	(66)	—	28,825

	64,383	6	(83)	—	64,306

Total	$143,934	$6	$(83)	$79,551	$64,306

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments (Continued)

        Contractual maturities of available-for-sale securities at June 30, 2016 were as follows:

	June 30, 2016
(in thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$24,091	$24,091
Due in 1 - 2 years	23,163	23,148
Due in 2 - 3 years	—	—

	$47,254	$47,239

        The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Debt securities:
Corporate debt securities	$(3)	$6,325	$(3)	$3,160	$(6)	$9,485
U.S. government agencies securities	—	—	(17)	19,988	(17)	19,988

Total	$(3)	$6,325	$(20)	$23,148	$(23)	$29,473

June 30, 2015
Debt securities:
Corporate debt securities	$(45)	$23,428	$(21)	$5,397	$(66)	$28,825
U.S. government agencies securities	(1)	11,004	(13)	10,987	(14)	21,991
Non—U.S. government securities	(3)	1,501	—	—	(3)	1,501

Total	$(49)	$35,933	$(34)	$16,384	$(83)	$52,317

        The Company held a total of 11 positions as of June 30, 2016 and 23 positions as of June 30, 2015 that were in an unrealized loss position. Based on the Company's review of these securities, the Company believes it had no other-than-temporary impairments on these securities as of June 30, 2016 and 2015 because it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were insignificant for the years ended June 30, 2016, 2015 and 2014.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

        The Company's non-marketable equity investments and non-financial assets, such as goodwill, intangible assets, and property, plant, and equipment (measured at fair value if a write-down is recognized) are evaluated for impairment annually or when indicators of impairment exist. The fair value measurement of non-marketable equity investments is performed by a third-party analyst using Level 3 inputs. Non-financial assets such as identified intangible assets acquired in connection with an acquisition are measured at fair value using Level 3 inputs, which include discounted cash flow

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments (Continued)

methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment and estimates. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. The Company did not record any impairment charges for non-marketable equity investments and non-financial asset in the fiscal years ended June 30, 2016, 2015, and 2014.

        The long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company's underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

        The following table summarizes the carrying values and estimated fair values of the Company's Convertible Notes:

	June 30, 2016		June 30, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$36,400	$36,487	$92,863	$102,645
3.50% Convertible Notes	43,195	51,450	42,332	65,230
3.50% Series A Convertible Notes	66,613	81,053	64,460	102,760
Secured Loan	64,204	64,204	—	—

Total	$210,412	$233,194	$199,655	$270,635

6. Goodwill and Purchased Intangible Assets

Goodwill

        Goodwill as of June 30, 2016 and 2015 and changes in the carrying amount of goodwill for the respective periods are as follows:

(in thousands)	June 30, 2016	June 30, 2015
Balance at the beginning of the period	$58,054	$58,091
Currency translation	(206)	(37)

Balance at the end of the period	$57,848	$58,054

        In fiscal 2016 the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Purchased Intangible Assets (Continued)

Purchased Intangible Assets

        The Company's intangible assets associated with completed acquisitions are as follows:

		June 30, 2016			June 30, 2015
(in thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Developed technology	5 - 6	$46,743	$(39,132)	$7,611	$46,700	$(31,136)	$15,564

        The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of June 30, 2016 and 2015.

        Amortization expense related to purchased intangible assets was $8.0 million, $7.9 million and $8.4 million for the years ended June 30, 2016, 2015 and 2014, respectively.

        The estimated future amortization expense of purchased intangible assets as of June 30, 2016 is as follows:

Year Ending June 30, (in thousands)	Amount
2017	$7,568
2018	43
2019 and thereafter	—

$7,611

7. Commitments and Contingencies

Operating Lease Agreements and Long-term Debt

        The Company leases office and manufacturing space under non-cancelable operating leases with various expiration dates through December 2023. Rent expense was $8.3 million, $8.0 million and $6.5 million for the years ended June 30, 2016, 2015 and 2014, respectively. The terms of some of the facility leases provide for rental payments on a graduated scale. For these leases the Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        The Company is also required to make semi-annual interest payments on the Convertible Notes. See Note 13, Debt, for details.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating lease agreements and long-term principal and interest on the Convertible Notes as of June 30, 2016 are as follows:

Year Ending June 30, (in thousands)	Operating Leases	Long-term Debt(1)
2017	$8,812	$49,602
2018	8,330	125,923
2019	4,767	8,295
2020	4,128	8,015
2021	3,803	56,519
Thereafter	10,024	—

Total	$39,864	$248,354

(1)
These amounts represent principal and interest cash payments over the contractual life of the debt obligations, including anticipated interest payments that are not recorded on the Company's consolidated balance sheet. Any conversion, premium, redemption or purchase of Convertible Notes would impact cash payments noted in the preceding table.

        The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers' agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third-party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2016.

Royalty Agreement

        The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), to make, use, sell and otherwise distribute products under certain of WARF's patents anywhere in the world. The Company is required to pay WARF a royalty for each TomoTherapy System sold that includes the licensed technology. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligation of $0.3 million per year, or if the Company commits any breach of the license agreement's covenants. The Company recorded royalty costs of $0.6 million, $0.6 million and $0.7 million for the years ended June 30, 2016, 2015 and 2014, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had accrued liabilities of approximately $0.1 million and $0.2 million at June 30, 2016 and 2015, respectively, related to this agreement.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

Software License Indemnity

        Under the terms of the Company's software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2016.

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

Rotary Systems

        On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated ("Rotary Systems"), filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems' trade secrets pertaining to a component previously purchased from Rotary Systems, which TomoTherapy now purchases from a different supplier. The suit alleges TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems has made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case and, on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary Systems' amended complaint. TomoTherapy filed a motion for summary judgment on the trade secret claim, the court ruled in favor of TomoTherapy on December 5, 2013, and Rotary

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

Systems appealed. On December 22, 2014, the Minnesota Court of Appeals reversed the district court's dismissal of Rotary Systems' trade secrets claim and remanded it to the district court but affirmed the dismissal of Rotary Systems' other claims. In late October 2015, a final scheduling order was confirmed for the remanded claims and the parties are currently in the process of conducting discovery. On April 19, 2016, the parties entered into a written settlement agreement resolving the lawsuit. A stipulation of dismissal dismissing all claims by all parties with prejudice was filed with the court and the court entered an order on July 12, 2016 dismissing the case with prejudice.

Cowealth Medical

        On February 27, 2014, Cowealth Medical Holding Co., Ltd. ("Cowealth"), Accuray's former distributor in China, submitted a request for binding arbitration with the International Chamber of Commerce International Court of Arbitration ("ICC") alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth's confidential information. Cowealth was seeking damages of approximately $170.0 million and injunctive relief. Accuray filed counterclaims for damages of approximately $35.0 million. Accuray's answer and counterclaim were submitted to the ICC on May 12, 2014, and Cowealth served its reply on June 27, 2014. A hearing was held in Hong Kong between January 26, 2015 and February 6, 2015. The parties filed closing submissions and reply closing submissions in March 2015. On October 29, 2015, the ICC ruled that Accuray was liable for certain damages and awarded Cowealth approximately $3.4 million. On November 27, 2015, Cowealth applied for a correction to the award to revise the amount of damages upwards to approximately $5.5 million. On January 21, 2016, the arbitrator granted Cowealth's application for a correction on the grounds that the original award amount was a clerical error on the part of the arbitrator. Interest on the final award amount will accrue at a rate of 5% per annum starting 30 days after the date the corrected award was issued until payment. Accordingly, management recorded a charge of $3.4 million for the first fiscal quarter ending September 30, 2015, and an additional $2.1 million for the second fiscal quarter ending December 30, 2015. The parties filed cost submissions and reply cost submissions in December 2015. The ICC released the final award on February 12, 2016, which dealt with the parties' claims for costs of the arbitration. Under the final award, the arbitrator awarded costs to Cowealth at a net amount of $2.4 million and rejected all other claims and requests. Prior to the ruling of the ICC, no accrual was established in the Company's consolidated financial statements because management did not believe the likelihood of an award of damages or costs of arbitration to Cowealth were probable or estimable. In addition, the Company won several of its counterclaims including the right to be assigned the existing service contracts between Cowealth and Accuray customers, transfer to Accuray any regulatory clearances, licenses or permits obtained and held for the purposes of selling the CyberKnife System in China and deliver any consigned parts in their possession.

8. Stockholders' Equity

        At June 30, 2016, the Company had 13.2 million shares of common stock reserved for future issuance to the holders of the 3.50% Convertible Senior Notes and had 8.8 million shares of common stock reserved for issuance under the stock incentive plans and the employee stock purchase plan.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plan and Employee Stock Purchase Plan

        As of June 30, 2016, the Company had two outstanding stock incentive plans: the 2007 Stock Incentive Plan, or the 2007 Plan; and the 1998 Stock Incentive Plan, or the1998 Plan. The 2007 Plan permits the granting of stock options, restricted stock awards, or RSAs and restricted stock units, or RSUs. The vesting of RSUs under the 2007 Plan may be time-based (over the requisite service period), performance-based, or PSUs or market-based, or MSUs. Only employees of the Company are eligible to receive incentive stock options. Non-employees may be granted non-qualified stock options.

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

        As of June 30, 2016, the 1998 Plan continued to remain in effect; however, the Company can no longer grant equity awards under the plan.

        The following table summarizes the share-based compensation charges included in the Company's consolidated statements of operations and comprehensive loss:

	Years ended June 30,
(in thousands)	2016	2015	2014
Cost of revenue	$1,677	$1,874	$1,912
Research and development	2,564	2,971	2,585
Selling and marketing	2,633	2,945	2,059
General and administrative	5,764	6,140	4,757

	$12,638	$13,930	$11,313

        The amount of capitalized share-based compensation costs as components of inventory for the years ended June 30, 2016 and 2015 was insignificant. For the year ended June 30, 2014, the Company capitalized share-based compensation costs of $0.5 million, as components of inventory.

  Stock Options

        The Company did not grant any stock options in the years ended June 30, 2016, 2015 and 2014.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        A summary of option activity under the Company's Incentive Plan during the fiscal years is presented below:

(in thousands, except per share and term amounts)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2013	4,844	$7.15	6.17	$2,771
Options granted	—	$—
Options exercised	(1,062)	$5.01
Options forfeited/expired	(573)	$9.49

Balance at June 30, 2014	3,209	$7.44	5.38	$8,251
Options granted	—	$—
Options exercised	(529)	$4.84
Options forfeited/expired	(143)	$8.72

Balance at June 30, 2015	2,537	$7.91	5.10	$1,862
Options granted	—	$—
Options exercised	(59)	$4.89
Options forfeited/expired	(101)	$7.53

Balance at June 30, 2016	2,377	$8.00	3.97	$452

Vested or Expected to vest at June 30, 2016	2,377	$8.00	3.97	$452

Exercisable at June 30, 2016	2,304	$8.06	3.89	$443

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the Company's common stock on June 30, 2016 of $5.19 and the exercise price of the options) that would have been received by option holders if all options exercisable had been exercised on June 30, 2016. The total intrinsic value of options exercised in the years ended June 30, 2016, 2015 and 2014 was approximately $0.1 million, $1.4 million and $3.8 million, respectively.

        During the years ended June 30, 2016, 2015 and 2014, the Company recognized $0.8 million, $1.1 million and $1.7 million, respectively, of share-based compensation expense for stock options granted to employees.

        Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2016, 2015 and 2014.

        As of June 30, 2016, there was approximately $0.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 0.47 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        The following table summarizes information about outstanding and exercisable options at June 30, 2016:

	Options Outstanding			Options Exercisable
(in thousands, except years and exercise prices) Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.00 - 4.01	332,613	4.49	4.01	332,613	4.01
$4.23 - 5.68	356,621	4.13	5.37	341,581	5.40
$5.74 - 6.28	443,640	5.33	6.15	416,552	6.14
$6.32 - 6.63	343,271	3.52	6.51	339,041	6.51
$6.75 - 6.82	13,500	5.22	6.77	13,500	6.77
$6.96	340,845	5.83	6.96	313,793	6.96
$7.06 - 28.47	546,686	1.52	15.28	546,686	15.28

Total Outstanding	2,377,176	3.97	$8.00	2,303,766	$8.06

  Restricted Stock

        The following table summarizes the activity of RSUs, PSUs and MSUs:

(In thousands, except dollars) Unvested Restricted Stock	Restricted Stock Units (000's)	Performance Stock Units (000's)	Market Stock Units (000's)	Total Number of Shares Underlying Stock Awards (000's)	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2013	2,424	556	407	3,387	$5.66
Granted	2,125	70	735	2,930	7.28
Vested	(888)	(25)	—	(913)	8.70
Cancelled/Forfeited	(545)	(576)	(336)	(1,457)	5.44

Unvested at June 30, 2014	3,116	25	806	3,947	6.24
Granted	1,679	20	513	2,212	6.77
Vested	(1,150)	(25)	—	(1,175)	6.73
Cancelled/Forfeited	(320)	—	(181)	(501)	6.20

Unvested at June 30, 2015	3,325	20	1,138	4,483	6.86
Granted	2,563	—	585	3,148	6.12
Vested	(1,138)	(20)	(413)	(1,571)	6.81
Cancelled/Forfeited	(546)	—	(148)	(694)	6.59

Unvested at June 30, 2016	4,204	—	1,162	5,366	$6.48

        As of June 30, 2016, there was approximately $20.4 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted average period of 2.28 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

Restricted Stock Units

        The Company recognized $7.6 million, $7.9 million and $6.4 million of share-based compensation expense, net of estimated forfeitures, related to RSUs during the years ended June 30, 2016, 2015 and 2014. The weighted average grant date fair value per share of RSUs was $6.01, $6.79 and $7.32 for the years ended June 30, 2016, 2015 and 2014, respectively. As of June 30, 2016, there was approximately $17.7 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs. The aggregate fair market value of RSUs that vested during the year ended June 30, 2016 was $7.6 million.

Performance Stock Units

        During fiscal 2012, the Compensation Committee approved the grant of 1.0 million PSUs to certain employees of the Company. The PSUs were cancelled in fiscal 2014 as it was determined that the Company did not achieve the requisite performance targets. The Compensation Committee approved the grant of zero, 20,000 and 70,000 PSUs to select employees of the Company in the years ended June 30, 2016, 2015 and 2014, respectively. Of these PSUs, 20,000, 25,000 and 25,000 vested in the years ended June 30, 2016, 2015 and 2014, respectively, due to the achievement of the requisite performance targets while zero, zero and 38,000 were cancelled in the years ended June 30, 2016, 2015 and 2014, respectively.

        The Company recognized $0.04 million, 0.2 million, and $0.1 million of share-based compensation expense, net of estimated forfeitures, related to PSUs during the years ended June 30, 2016, 2015, and 2014, respectively.

Market Stock Units

        The Compensation Committee approved the performance equity program, referred to as the market stock unit program, or MSU program, in October 2012. The Company's MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company's total stockholder return match or exceed that of the Russell 2000. Based on a sliding scale of how much the Company's total stockholder return outperforms the Russell 2000 benchmark, the participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods. The Company uses a Monte-Carlo simulation to calculate the fair value of the award on the grant date. The Compensation Committee approved the grant of 0.6 million, 0.5 million and 0.7 million MSUs to select employees of the Company in the years ended June 30, 2016, 2015 and 2014, respectively. Of these MSUs, 0.4 million, 0.5 million and zero vested in the years ending June 30, 2016, 2015 and 2014, respectively, due to the Company's total stockholder return performance against the Russell 2000 index while 0.1 million, 0.2 million and 0.3 million MSUs were cancelled in the years ended June 30, 2016, 2015 and 2014, respectively. Assuming 100% performance target will be achieved, 0.2 million and 0.3 million of MSUs will vest by the end of fiscal 2017 and 2018, respectively.

        The Company recognized $3.0 million, $3.4 million and $1.8 million of share-based compensation expense, net of estimated forfeitures, related to MSUs during the years ended June 30, 2016, 2015 and 2014, respectively. The weighted average grant date fair value per share of MSUs was $6.61, $6.64 and $7.18 for the years ended June 30, 2016, 2015 and 2014, respectively. As of June 30, 2016, there was approximately $2.8 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

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

        The Company estimates the fair value of ESPP shares at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions were as follows:

Years Ended June 30,
	2016	2015	2014
Risk-free interest rate	0.7% - 0.51%	0.07% - 0.26%	0.06% - 0.13%
Dividend yield	—	—	—
Expected life	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	33.3% - 49.1%	27.1% - 41.3%	27.5% - 46.5%

        The risk-free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period; expected volatility was based on the historical volatility of the Company's common stock; and the expected term was based upon the offering period of the ESPP. For the years ended June 30, 2016, 2015 and 2014, the Company recognized $1.3 million, $1.3 million and $1.3 million, respectively, of compensation expense related to its ESPP.

        The Company issued 0.7 million shares under the ESPP in fiscal 2016 and 2015, respectively, at a weighted average price per share of $4.92 and $5.61, respectively. As of June 30, 2016, total unrecognized compensation cost related to the ESPP plan was $0.6 million, which the Company expects to recognize over a weighted average period of 0.6 years.

10. Income Taxes

        Loss before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components:

	Years Ended June 30,
(in thousands)	2016	2015	2014
Domestic	$(32,710)	$(46,178)	$(42,485)
Foreign	9,542	8,388	10,125

Total worldwide	$(23,168)	$(37,790)	$(32,360)

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The provision for income taxes consisted of the following:

	Years Ended June 30,
(in thousands)	2016	2015	2014
Current:
Federal	$—	$—	$—
State	17	33	78
Foreign	2,723	1,722	2,918

Total current	2,740	1,755	2,996
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(404)	664	92

Total deferred	(404)	664	92

Total provision for income taxes	$2,336	$2,419	$3,088

        Income tax payable was $2.3 million, $0.4 million and $2.0 million at June 30, 2016, 2015 and 2014, respectively. A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Years Ended June 30,
(in thousands)	2016	2015	2014
U.S. federal taxes (benefit):
At federal statutory rate	$(8,108)	$(13,226)	$(11,326)
State tax, net of federal benefit	17	33	78
Stock-based compensation expense	701	579	332
Debt extinguishment	338	—	—
Other non-deductible permanent items	877	779	752
Change in valuation allowance	10,370	14,744	13,997
Credits	(795)	(79)	(114)
Other	20	—	(112)
Foreign taxes	(1,084)	(411)	(519)

Total	$2,336	$2,419	$3,088

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets were as follows:

	June 30,
(in thousands)	2016	2015
Deferred tax assets:
Federal and state net operating losses	$117,524	$118,998
Accrued expenses and reserves	6,392	6,110
Deferred revenue	4,853	2,721
Credits	18,168	17,022
Share-based compensation expense	6,323	5,964
Capitalized research and development	5,882	3,959
Unicap	2,666	1,749
Other	859	372

Total deferred tax assets	162,667	156,895
Deferred tax liabilities:
Debt discount	(1,805)	(4,318)
Section 481 adjustment	(1,140)	—
Fixed assets/intangibles	(961)	(4,846)

Total deferred tax liabilities	(3,906)	(9,164)
Valuation allowance	(158,264)	(147,722)

Net deferred tax assets	$497	$9

        The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of June 30, 2016 was $22.4 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

        As of June 30, 2016 the Company had approximately $325.3 million and $145.6 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2019 for federal and 2017 for state purposes. Such net operating loss carryforwards include excess tax benefits from employee stock option exercises which, in accordance with guidance for income tax accounting, have not been recorded within the Company's deferred tax asset balances. The Company will record approximately $3.8 million as a credit to additional paid-in capital as and when such excess benefits are ultimately realized.

        In addition, as of June 30, 2016, the Company had federal and state research and development tax credits of approximately $17.9 million and $17.6 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits began to expire in 2017.

        Under the Internal Revenue Code ("IRC") Sections 382 and 383, annual use of our net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

changes in ownership. An analysis of the impact of this provision through March 31, 2016 has been performed and it was determined that, although ownership changes had occurred, the carryovers should be available for utilization by the Company before they expire, provided we generate sufficient future taxable income.

        Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against the combined domestic net deferred tax assets of Accuray and TomoTherapy because of uncertainty surrounding the realization of such deferred tax assets.

        The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Years Ended June 30,
(in thousands)	2016	2015	2014
Balance at beginning of year	$17,023	$17,169	$16,749
Tax positions related to current year:
Additions	1,811	726	1,489
Tax positions related to prior years:
Additions	449	29	—
Reductions	(2,640)	(901)	(1,069)

Balance at end of year	$16,643	$17,023	$17,169

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior year's tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates that except for $1.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation and completion of tax examinations. There will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2016, the amount of gross unrecognized tax benefits was $16.6 million of which $11.2 million would affect the Company's effective tax rate if realized.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2016 and 2015, the Company had approximately $0.5 million and $0.9 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        The Company files income tax returns in the United States federal, various states and foreign jurisdictions. Due to attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 1999 and forward. The material foreign jurisdictions are France, Switzerland, and Japan, whose tax years remain open from 2012, 2011, and 2010, respectively.

        The Company is also subject to periodic examination of its income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases the Company has received additional tax assessments which have not been significant. During fiscal year 2016, the German tax authorities completed their audit on the Company's 2010 to 2013 tax returns with no significant adjustments. In addition, the Company has been audited by the Swiss Federal Tax Administration for the period 2011 through 2015 and the Company does not expect a significant impact on its results of operations.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

11. Other Expense, Net

        Other expense, net consisted of the following:

	Years Ended June 30,
(in thousands)	2016	2015	2014
Interest expense on convertible notes	$(17,460)	$(16,518)	$(14,287)
Foreign currency transaction loss	(2,014)	(2,551)	(91)
Other income(1)	1,179	448	162

Total other expense, net	$(18,295)	$(18,621)	$(14,216)

(1)
Other income consists of interest income, investment gains and losses, and other miscellaneous income.

12. Debt

First Lien Senior Secured Term Loan due January 2021 (Secured Loan)

        On January 11, 2016, the Company closed a $70.0 million first lien senior secured debt financing agreement with Cerberus Business Finance, LLC, an affiliate of Cerberus Capital Management, L.P (the "Secured Loan"). The proceeds of the loan are to be used to retire the 3.75% Convertible Notes at the earlier of August 2016 or when otherwise redeemed. The Secured Loan bears interest at a variable rate per annum equal to, at the Company's option, (i) the LIBOR Rate for one month plus an applicable margin of 7.00% (subject to a LIBOR Rate floor of 1.00% per annum), or (ii) a Reference Rate, which is the higher of 1) 3.25%, 2) Federal Funds Rate plus 0.5%, 3) the LIBOR rate for 1 month plus 1%, and 4) the US Prime Rate as published in the Wall Street Journal, plus an applicable margin of 4.75% per annum. The loan is repayable in consecutive quarterly installments of $875,000 with the final payment due on the final maturity date. The Secured Loan matures on the earlier of: (i) January 11, 2021 and (ii) the date that is 120 days prior to the scheduled maturity date of the 3.5% Convertible Notes maturing February 1, 2018 unless the Company has set aside specifically identifiable funds raised from new common equity or new debt equal to the then-outstanding principal amount of the 3.5% Convertible Notes. The net proceeds from the offering, after deducting the initial purchaser's discount and commission and the related offering costs, were approximately $65.5 million. The offering costs of $3.1 million and the initial purchaser's discount and commission of $1.4 million (both of which are recorded in Long-term Debt) are being amortized to interest expense using the effective interest method over five years. The Secured Loan is secured by first-priority liens on substantially all the assets of the Company.

        The covenants in the Secured Loan include:

  •
  Secured leverage—defines the maximum amount of secured leverage that can be on the Company's books at a given point in time calculated by the total secured debt divided by the last twelve months' adjusted EBITDA;

  •
  Total leverage—defines the maximum amount of total leverage that can be on the Company's books at a given point in time calculated by the total debt divided by the last twelve months' adjusted EBITDA;

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

  •
  Fixed Charge Coverage Ratio—designed to ensure that the Company's cash fixed charges are met with adequate free cash flow based on a minimum coverage ratio to be set and maintained;

  •
  Minimum EBITDA—defines the minimum amount of adjusted EBITDA the Company must maintain and generate;

  •
  Maximum CapEx—defines how much cash the Company can use annually to pursue capital projects, purchase PP&E and other related activities during the life of the loan; and

  •
  Affirmative and negative covenants—defines reporting requirements, subsidiary asset restrictions, dividend distribution and repayment requirements among other general requirements.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

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

        In January 2016, the Company repurchased approximately $63.4 million in aggregate principal amount of its 3.75% Convertible Senior Notes due August 2016 for $66.6 million in cash. As $63.4 million of the 3.75% Convertible Senior Notes were settled in cash, a total of 6.7 million potentially dilutive shares are no longer potentially outstanding from a net loss per share perspective, these shares were already noted in Note 2 above as being excluded due to being anti-dilutive in the current fiscal year of 2016. The Company recorded a charge in the third quarter of fiscal 2016 of approximately $1.0 million associated with the repurchase of the notes. Following such transactions, approximately $36.6 million aggregate principal amount of the 3.75% Convertible Notes remained outstanding. See Note 18 Subsequent Event regarding the retirement of the remaining 3.75% Convertible Notes.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

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

        In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the consolidated balance sheet as of June 30, 2016.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

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

12. Debt (Continued)

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

        The following table presents the carrying values of all Convertible Notes and notes issued pursuant to the Secured Loan (collectively, "Notes") as of June 30, 2016:

(in thousands)	Secured Loan	3.75% Notes	3.50% Notes	3.50% Series A Notes	TOTAL
Carrying amount of the equity conversion component	$—	$19,670	$—	$7,844	$27,514

Principal amount of the Convertible Notes	$68,250	$36,608	$44,654	$70,346	$219,858
Unamortized debt costs	(2,786)	(26)	(1,459)		(4,271)
Unamortized debt discount	(1,260)	(182)	—	(3,733)	(5,175)

Net carrying amount	$64,204	$36,400	$43,195	$66,613	$210,412

        As of June 30, 2016, the remaining period over which the unamortized debt discount of the 3.75% Convertible Notes will be amortized is 1 month using an effective interest rate of 10.9%; the remaining amortization period of the 3.50% Series A Convertible Notes is 19 months using an effective interest rate of 7.10%.

        A summary of interest expense on the Notes is as follows:

	Year ended June 30,
(in thousands)	2016	2015	2014
Interest expense related to contractual interest coupon	$9,411	$7,774	$7,774
Interest expense related to amortization of debt discount	6,321	7,241	5,105
Interest expense related to amortization of debt issuance costs	1,728	1,503	1,408

	$17,460	$16,518	$14,287

13. Employee Benefit Plans

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued)

matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.1 million, $2.3 million and $2.1 million to the 401(k) Plan during the years ended June 30, 2016, 2015 and 2014, respectively.

14. Defined Benefit Pension Obligation

        The Company has established a defined pension plan for its employees in the Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year-end measurement date for this plan. The unfunded liability of $2.9 million was recognized in long-term other liabilities in the accompanying balance sheet as of June 30, 2016. Actuarial loss of $0.5 million was recognized in other comprehensive loss in fiscal 2016.

Obligations and Funded Status

        The following table presents the funded status of the defined benefit pension plan:

	June 30,
(in thousands)	2016	2015
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$8,861	$5,294
Service cost	1,903	980
Interest cost	76	107
Plan participants' contributions	2,239	3,010
Plan amendment	(490)	—
Actuarial loss	1,163	1,007
Foreign currency changes	(347)	(210)
Benefit and expense payments	(970)	(1,327)

Benefit obligation—end of fiscal year	$12,435	$8,861

Change in plan assets:
Plan assets—beginning of fiscal year	$7,184	$4,357
Employer contributions	1,226	1,166
Actual return on plan assets	176	152
Plan participants' contributions	2,239	3,010
Foreign currency changes	(283)	(174)
Benefit and expense payments	(970)	(1,327)

Plan assets—end of fiscal year	$9,572	$7,184

Funded status	$(2,863)	$(1,677)

Amounts recognized within the consolidated balance sheets:

	June 30,
(in thousands)	2016	2015
Assets	$—	$—
Long-term liabilities	2,863	1,677

Net amount recognized	$2,863	$1,677

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Obligation (Continued)

        The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plan:

	June 30,
(in thousands)	2016	2015
Net loss	$2,580	$1,517
Prior service (credit) cost	(514)	—

Accumulated other comprehensive loss	$2,066	$1,517

        The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those defined benefit pension plans where accumulated benefit obligation exceeded the fair value of plan assets:

	June 30,
(in thousands)	2016	2015
Projected benefit obligation	$12,435	$8,861
Accumulated benefit obligation	$9,572	$7,184
Fair value of plan assets	$9,572	$7,184

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

        The following table shows the components of the Company's net periodic benefit costs and the other amounts recognized in other comprehensive (earnings) loss, before tax, related to the Company's defined benefit pension plan:

	Year ended June 30,
(in thousands)	2016	2015	2014
Net Periodic Benefit Costs:
Service cost	$1,903	$980	$734
Interest cost	76	107	60
Expected returns on assets	(102)	(92)	(61)
Amortization of net (gain) loss	53	3	—

	$1,930	$998	$733

Other Amounts Recognized in Other Comprehensive Loss:
Net (gain) loss arising during the year	$1,093	$953	$567
Prior service cost (credit)	(491)	—	—
Amortization of net (gain) loss	(53)	(3)	—

	$549	$950	$567

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Obligation (Continued)

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2017 related to the Company's defined benefit pension plans are as follows:

(in thousands)	2017
Net loss	$2,350
Prior service (credit) cost	(445)

Accumulated other comprehensive loss	$1,905

Assumptions

        The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company's defined benefit pension plans were as follows:

	Fiscal Years
	2016	2015	2014
Net Periodic Benefit Costs:
Discount rate	0.4%	0.9%	2.0%
Rate of compensation increase	2.0%	2.0%	2.0%
Expected long-term return on assets	1.4%	1.5%	2.0%

        The assumptions used to measure the benefit obligation for the Company's defined benefit pension plans were as follows:

	Year ended June 30,
	2016	2015	2014
Benefit Obligation:
Discount rate	1.4%	1.5%	2.0%
Rate of compensation increase	2.0%	2.0%	2.0%

Estimated Contributions and Future Benefit Payments

        The Company made contributions of approximately $1.2 million to the defined benefit pension plans during fiscal years 2016 and 2015, respectively. The Company expects total contributions to the defined benefit pension plans for fiscal year 2017 will be approximately $1.3 million.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Obligation (Continued)

        Estimated future benefit payments to the defined benefit pension plans at June 30, 2016 were as follows:

Year Ending June 30, (in thousands)	Future Benefits
2017	$982
2018	910
2019	844
2020	802
2021	760
Thereafter	3,991

Total	$8,289

Plan Assets

        The plan assets are invested in insurance contracts with Swiss Life Foundation BVG (BVG) insurance company based in Zurich, Switzerland at the end of fiscal 2016 and 2015 and are expected to be invested 100% in insurance contracts in fiscal 2017, which is reinsured by Swiss Life Ltd (SLL). SLL invests the vested pension capital and provides a 100% capital and interest rate guarantee as negotiated by the Company. In 2016, the Company negotiated a guaranteed interest rate of 1.25% for mandatory retirement savings and 0.75% for supplementary retirement savings. The pension plan is entitled to an annual bonus from the SLL comprising the effective savings, risk and cost results. The technical administration and management of the savings account are guaranteed by the SLL on behalf of BVG. Insurance benefits due are paid directly to the entitled persons by the SLL in the name of and for the account of the collective foundation. The Company has committed itself to pay the annual contributions and costs due under the pension fund regulations.

        The contract of affiliation between the Company and BVG can be terminated by either side. In the event of a termination, recipients of retirement and survivors' benefits would remain with the collective foundation. The Company commits itself to transfer its active insured members and recipients of disability benefits to the new employee benefits institution, thus releasing BVG from all obligations.

15. Segment Disclosure

        The Company has one operating and reporting segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy for the treatment of cancer patients. The Company's Chief Executive Officer, its Chief Operating Decision Maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset based metrics. Therefore, the information below is presented only for revenues and long-lived tangible assets by geographic areas.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

15. Segment Disclosure (Continued)

        Revenues attributed to a country or region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region:

	Years ended June 30,
(in thousands)	2016	2015	2014
Americas	$159,517	$174,000	$156,242
Europe, Middle East, India and Africa	138,877	110,534	115,396
Asia (excluding Japan and India)	62,888	57,618	44,533
Japan	37,518	37,649	53,248

Total	$398,800	$379,801	$369,419

        Information regarding geographic areas in which the Company has long-lived tangible assets is as follows:

(in thousands)	June 30, 2016	June 30, 2015
Americas	$23,842	$28,182
Europe, Middle East, India and Africa	551	929
Asia (excluding Japan and India)	1,342	455
Japan	2,143	2,263

Total	$27,878	$31,829

16. Restructuring Charges

        As part of the Company's plan to enhance operational performance through productivity initiatives, the Company implemented a re-alignment of its workforce during the fourth quarter of fiscal year 2016. The re-alignment affected approximately 3% of the Company's total workforce. The Company incurred approximately $2.5 million, $1.4 million, and zero in restructuring charges in connection with its workforce re-alignment for the years ended June 30, 2016, 2015, and 2014. These restructuring charges are included in cost of goods sold and operating expenses in the consolidated statements of operations. The Company had approximately $2.5 million and $1.3 million in accrued restructuring charges included in accrued compensation in the consolidated balance sheets as of June 30, 2016 and 2015, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Financial Data (unaudited)

        The following table provides the selected quarterly financial data for fiscal 2016 and 2015:

	Quarters ended
(in thousands, except per share amounts)	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Net revenue	$89,631	$108,912	$105,284	$94,973
Gross profit	$33,898	$42,571	$44,944	$37,300
Net income (loss)	$(13,026)	$(6,027)	$756	$(7,207)
Net income (loss) per share—basic	$(0.16)	$(0.08)	$0.01	$(0.09)
Net income (loss) per share—diluted	$(0.16)	$(0.08)	$0.01	$(0.09)
Shares used in basic per share calculation	79,760	80,346	80,860	81,081
Shares used in diluted per share calculation	79,760	80,346	82,071	81,081

	Quarters ended
(in thousands, except per share amounts)	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Net revenue	$82,381	$98,155	$97,515	$101,750
Gross profit	$27,801	$38,489	$38,660	$40,452
Net loss	$(21,650)	$(9,992)	$(2,967)	$(5,600)
Net loss per share—basic and diluted	$(0.28)	$(0.13)	$(0.04)	$(0.07)
Shares used in basic and diluted per share calculation	77,290	77,924	78,746	79,170

18. Subsequent Event

3.75% Convertible Senior Notes

        On August 1, 2016, the Company settled the remaining 3.75% Convertible Senior Notes for approximately $36.6 million aggregate principal amount and $0.7 million accrued interest for approximately $37.3 million in cash. In settling the notes for cash, during the January 2016 retirement as further described in Note 12 Debt and the August 2016 transaction, the Company avoided the issuance of approximately 10.6 million new common equity shares, representing a potential dilution of approximately 13 percent as of June 30, 2016.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2016.

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

        Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2016, based upon the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013.

        Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included in Item 8 of this Annual Report on Form 10-K, on the effectiveness of our internal control over financial reporting as of June 30, 2016.

(c)   Changes in Internal Control over Financial Reporting

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

        We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware Corporation) and subsidiaries (the "Company") as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2016, and our report dated August 24, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Francisco, California

August 24, 2016

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

        The information in our 2016 Proxy Statement regarding directors and executive officers appearing under the headings "Proposal One—Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        In addition, the information in our 2016 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

        The information in our 2016 Proxy Statement appearing under the headings "Executive Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Non-Employee Directors" and "Compensation Committee Interlocks and Insider Information" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2016 Proxy Statement appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2016 Proxy Statement appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information in our 2016 Proxy Statement appearing under the headings "Proposal Six—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Six—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
We have the filed the following documents as part of this report:

1.
Consolidated Financial Statements (as set forth in Item 8)

  2.
  Consolidated Financial Statement Schedules

        The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2016, 2015, and 2014 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

        All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

  3
  Exhibits

        The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
2.1	Agreement and Plan of Merger of Accuray Incorporated, a Delaware Corporation, and Accuray Incorporated, a California Corporation, dated as of February 3, 2007.	ARAY	S-1/A	333-138622	2.1	02/07/2007

2.2	Agreement and Plan of Merger, by and among Registrant, Jaguar Acquisition, Inc. and TomoTherapy Incorporated dated March 6, 2011.	ARAY	8-K	001-33301	2.1	03/07/2011

3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	8-K	001-33301	3.1	02/06/2013

3.2	Amended and Restated Bylaws of Registrant.	ARAY	8-K	001-33301	3.1	03/23/2016

4.1	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of August 1, 2011.	ARAY	10-Q	001-33301	10.1	11/08/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit		Filing Date	Furnished or Filed Herewith
4.2	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of February 13, 2013.	ARAY	10-Q	001-33301	4.1		05/09/2013

4.3	Investors' Rights Agreement by and between Registrant and purchasers of Series A Preferred Stock, Series A1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and certain holders of common stock, dated October 30, 2006.	ARAY	S-1	333-138622	4.2		11/13/2006

4.4	Form of Common Stock Certificate.	ARAY	S-1/A	333-138622	4.3		02/05/2007

4.5	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of April 24, 2014.	ARAY	8-K	001-33301	4.1		04/25/2014

10.1	Industrial Complex Lease by and between Registrant and MP Caribbean, Inc., dated July 14, 2003, as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S-1	333-138622	10.1		11/13/2006

10.2	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10-K	001-33301	10.1	(a)	09/04/2007

10.3	Fourth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated September 18, 2007.	ARAY	10-Q	001-33301	10.3		02/04/2010

10.4	Fifth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated April 1, 2008.	ARAY	10-Q	001-33301	10.4		02/04/2010

10.5	Sixth Amendment to Industrial Complex Lease by and between the Registrant and I & G Caribbean, Inc., dated December 18, 2009.	ARAY	10-Q	001-33301	10.5		02/04/2010

10.6	Seventh Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated June 20, 2014.	ARAY	8-K	001-33301	10.1		06/24/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.7		Standard Industrial Lease by and between Registrant and The Realty Associates Fund III, L.P., effective as of June 30, 2005.	ARAY	S-1	333-138622	10.2	11/13/2006

10.8	*	Accuray Incorporated 1993 Stock Option Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.3	11/13/2006

10.9	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.4	11/13/2006

10.10	*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10-K	001-33301	10.8	09/19/2011

10.11	*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	ARAY	8-K	001-33301	99.2	09/02/2014

10.12	*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	ARAY	8-K	001-33301	99.1	09/02/2014

10.13	*	Form of Stock Option Grant Notice and Stock Option Agreement.	ARAY	8-K	001-33301	99.3	11/23/2011

10.14	*	Accuray Incorporated 2007 Employee Stock Purchase Plan, as amended.	ARAY	10-Q	001-33301	10.2	05/07/2014

10.15	*	Form of Market Stock Unit Grant Notice and Award Agreement.	ARAY	8-K	001-33301	99.1	10/17/2012

10.16	*	Form of 2014 Market Stock Unit Grant Notice and Award Agreement	ARAY	8-K	001-33301	99.1	09/27/2013

10.17	*	Form of 2015 Market Stock Unit Grant Notice and Award Agreement	ARAY	8-K	001-33301	99.3	09/02/2014

10.18	*	Form of 2016 Market Stock Unit Grant Notice and Award Agreement	ARAY	8-K	001-33301	99.1	10/02/2015

10.19	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10-Q	001-33301	10.7	05/10/2011

10.20	‡	Nonexclusive End-User Software License Agreement by and between Registrant and The Regents of the University of California, dated September 9, 2005.	ARAY	S-1	333-138622	10.18	11/13/2006

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.21	‡	License Agreement by and between Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of July 9, 1997.	ARAY	S-1	333-138622	10.19	11/13/2006

10.22	*	Accuray Incorporated Performance Bonus Plan, as amended on September 29, 2015.	ARAY	10-Q	001-33301	10.5	11/05/2015

10.23		Lease Agreement by and between TomoTherapy Incorporated and Old Sauk Trails Park Limited Partnership, dated January 26, 2005.	TOMO	S-1	333-140600	10.13	02/12/2007

10.24		Lease Agreement, dated October 28, 2005, between TomoTherapy Incorporated and Adelphia, LLC.	TOMO	S-1	333-140600	10.14	02/12/2007

10.25		TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.1	06/17/2011

10.26		TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.2	06/17/2011

10.27		TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.3	06/17/2011

10.28		Development and OEM Supply Agreement by and between TomoTherapy Incorporated and Analogic Corporation, dated January 27, 2003.	TOMO	S-1/A	333-140600	10.11	04/16/2007

10.29		License Agreement 98-0228, dated February 22, 1999, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation.	TOMO	S-1/A	333-140600	10.4	04/19/2007

10.30		Amendment to License Agreement 90-0228, between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation, dated April 16, 2007.	TOMO	S-1	333-146219	10.31	09/21/2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.31		Amendment to License Agreement 90-0228 between TomoTherapy Incorporated and Wisconsin Alumni Research Foundation, dated December 16, 2008.	TOMO	8-K	001-33452	10.2	12/30/2008

10.32		Amendment to Lease between Registrant and OAW Orleans 1310, LLC, as successor to The Realty Associates Fund III, L.P., dated April 12, 2011.	ARAY	10-K	001-33301	10.54	09/19/2012

10.33	*	Renewal Executive Employment Agreement by and between the Registrant and Joshua H. Levine, dated January 1, 2015.	ARAY	10-Q	001-33301	10.1	05/07/2015

10.34	*	Renewal Executive Employment Agreement by and between the Registrant and Gregory Lichtwardt, dated January 1, 2015.	ARAY	10-Q	001-33301	10.2	05/07/2015

10.35	*	Renewal Executive Employment Agreement by and between the Registrant and Kelly Londy, dated January 1, 2015.	ARAY	10-Q	001-33301	10.3	05/07/2015

10.36		Renewal Executive Employment Agreement by and between the Registrant and Alaleh Nouri, dated January 1, 2015.	ARAY	10-Q	001-33301	10.4	05/07/2015

10.37	*	Executive Employment Agreement by and between Registrant and Kevin Waters, dated September 15, 2015	ARAY	8-K	001-33301	10.1	09/15/2015	10.30	*

10.38	*	Separation Agreement and General Release by and between the Registrant and Gregory Lichtwardt, dated September 15, 2015	ARAY	10-Q	001-33301	10.2	11/05/2015	10.31	*

10.39	*	Agreement for Consulting Services by and between Registrant and Gregory Lichtwardt, dated September 15, 2015	ARAY	10-Q	001-33301	10.3	11/05/2015	10.32	*

10.40	*	Amended and Restated Executive Employment Agreement by and between Registrant and Kelly Londy, dated October 15, 2015	ARAY	8-K	001-33301	10.1	10/15/2015	10.33	*

Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.41	‡	Financing Agreement by and among Registrant, certain subsidiaries of the Registrant, the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders dated January 11, 2016	ARAY	10-Q	001-33301	10.1	04/29/2016	10.34	‡

10.42		Eighth Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated October 31, 2014.	ARAY	10-Q	011-33301	10.1	02/06/2015

10.43		Form of Note Exchange Agreement.	ARAY	8-K	001-33301	10.1	04/18/2014

21.1		List of subsidiaries.						X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.						X

24.1		Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).						X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS		XBRL Instance Document						X

101.SCH		XBRL Taxonomy Extension Schema Document						X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document						X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document						X

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 24th day of August 2016.

ACCURAY INCORPORATED
By:	/s/ JOSHUA H. LEVINE Joshua H. Levine President and Chief Executive Officer
By:	/s/ KEVIN M. WATERS Kevin M. Waters Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Joshua H. Levine and Kevin M. Waters, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys- in- fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ JOSHUA H. LEVINE Joshua H. Levine	President and Chief Executive Officer and Director (principal executive officer)	August 24, 2016
/s/ KEVIN M. WATERS Kevin M. Waters	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	August 24, 2016
/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Chairperson of the Board and Director	August 24, 2016

Signature	Title	Date

/s/ ELIZABETH DÁVILA Elizabeth Dávila	Vice Chairperson of the Board and Director	August 24, 2016
/s/ JACK GOLDSTEIN, PH.D. Jack Goldstein, Ph.D.	Director	August 24, 2016
/s/ RICHARD R. PETTINGILL Richard R. Pettingill	Director	August 24, 2016
/s/ EMAD RIZK, M.D. Emad Rizk, M.D.	Director	August 24, 2016
/s/ ROBERT S. WEISS Robert S. Weiss	Director	August 24, 2016
/s/ DENNIS WINGER Dennis Winger	Director	August 24, 2016