Form 10-Q
period 2016-09-30
ACCURAY INC
filed 2016-11-01
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 21, 2016, there were 81,693,888 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended September 30, 2016

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi-Art®, RayStation®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision™ Treatment Planning System, CTrue™, H™ Series, iDMS™, InCise™, Iris™, M6™ Series, OIS Connect™, PlanTouch™, QuickPlan™, TomoDirect™, TomoEdge™, TomoH™, TomoHD™, TomoHDA™, TomoHelical™, Tomo Quality Assurance™, Radixact™, StatRT™, and VoLO™. ImagingRing® is a registered trademark belonging to medPhoton GmbH. RayStation® is a registered trademark belonging to RaySearch Laboratories, AB.

PART I.         FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	September 30,	June 30,
	2016	2016 (1)
Assets
Current assets:
Cash and cash equivalents	$83,616	$119,771
Short-term investments	40,806	47,239
Restricted cash	470	891
Accounts receivable, net of allowance for doubtful accounts of $800 and $826 as of September 30, 2016 and June 30, 2016, respectively	56,939	56,810
Inventories	117,358	115,987
Prepaid expenses and other current assets	14,655	16,098
Deferred cost of revenue	4,994	4,884
Total current assets	318,838	361,680
Property and equipment, net	26,579	27,878
Goodwill	57,844	57,848
Intangible assets, net	5,622	7,611
Deferred cost of revenue	1,833	1,996
Other assets	12,017	12,020
Total assets	$422,733	$469,033
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,049	$15,229
Accrued compensation	19,006	18,725
Other accrued liabilities	20,100	22,184
Short-term debt	3,500	39,900
Customer advances	21,298	22,123
Deferred revenue	91,265	92,051
Total current liabilities	172,218	210,212
Long-term liabilities:
Long-term other liabilities	9,454	10,984
Deferred revenue	16,167	17,665
Long-term debt	171,524	170,512
Total liabilities	369,363	409,373
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2016 and June 30, 2016 respectively; issued and outstanding: 81,693,888 and 81,378,208 shares at September 30, 2016 and June 30, 2016, respectively	82	81
Additional paid-in capital	484,863	481,346
Accumulated other comprehensive loss	(842)	(960)
Accumulated deficit	(430,733)	(420,807)
Total stockholders’ equity	53,370	59,660
Total liabilities and stockholders’ equity	$422,733	$469,033

(1)         The condensed consolidated balance sheet at June 30, 2016 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net revenue:
Products	$35,599	$39,995
Services	50,907	49,636
Total net revenue	86,506	89,631
Cost of revenue:
Cost of products	23,352	23,017
Cost of services	31,810	32,716
Total cost of revenue	55,162	55,733
Gross profit	31,344	33,898
Operating expenses:
Research and development	12,229	14,296
Selling and marketing	14,318	13,417
General and administrative	11,344	13,416
Total operating expenses	37,891	41,129
Loss from operations	(6,547)	(7,231)
Other expense, net	(4,005)	(5,091)
Loss before provision for income taxes	(10,552)	(12,322)
Provision for (benefit from) income taxes	(626)	704

Net loss	$(9,926)	$(13,026)

Net loss per share — basic and diluted	$(0.12)	$(0.16)

Weighted average common shares used in computing loss per share
Basic and diluted	81,576	79,760

Net loss	$(9,926)	$(13,026)
Foreign currency translation adjustment	119	(258)
Unrealized gain (loss) on investments, net of tax	(2)	38
Comprehensive loss	$(9,809)	$(13,246)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(9,926)	$(13,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,655	4,559
Share-based compensation	3,473	2,514
Amortization of debt issuance costs	403	403
Amortization and accretion of discount and premium on investments	41	270
Accretion of interest on debt	816	1,920
Recovery of (provision for) bad debt, net	(27)	36
Provision for write-down of inventories	303	424
Loss on disposal of property and equipment	—	8
Changes in assets and liabilities:
Restricted cash	421	—
Accounts receivable	166	20,902
Inventories	(1,517)	(7,193)
Prepaid expenses and other assets	1,547	(65)
Deferred cost of revenue	57	(704)
Accounts payable	1,768	710
Accrued liabilities	(4,985)	(13)
Customer advances	(926)	3,609
Deferred revenue	(2,619)	(2,098)
Net cash provided by (used in) operating activities	(6,350)	12,256
Cash Flows From Investing Activities
Purchases of property and equipment, net	(1,299)	(1,544)
Purchases of investments	(8,992)	(15,439)
Sales and maturities of investments	15,382	12,000
Net cash (used in) provided by investing activities	5,091	(4,983)
Cash Flows From Financing Activities
Proceeds from employee stock plans	1,227	1,034
Taxes paid related to net share settlement of equity awards	(99)	(1,060)
Payments made to note holders	(36,608)	—
Net cash used in financing activities	(35,480)	(26)
Effect of exchange rate changes on cash and cash equivalents	584	(1,214)
Net (decrease) increase in cash and cash equivalents	(36,155)	6,033
Cash and cash equivalents at beginning of period	119,771	79,551
Cash and cash equivalents at end of period	$83,616	$85,584

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017, or for any other future interim period or fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 24, 2016. The Company’s significant accounting policies are described in Note 2 to those audited consolidated financial statements and there have been no material changes to such policies.

We reclassified the debt issuance costs from other assets in the prior year’s condensed consolidated balance sheet to long-term debt to conform to the current quarter presentation upon the adoption of ASU No. 2015-03 as discussed below.

Recent Accounting Standard Update Not Yet Effective

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-13 (ASU 2016-13) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This guidance will become effective for the Company beginning in the third quarter of fiscal year 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the third quarter of fiscal year 2019. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU requires additional disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The ASU requires adoption based upon a modified retrospective transition approach. Early adoption is permitted. The Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01 (ASU 2016-01) Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for the Company beginning in the third quarter of fiscal year 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. On July 9, 2015, the FASB approved a one year deferral of the effective period of ASU 2014-09. The standard will be effective for the Company for fiscal year 2019, but entities will be permitted to early adopt the standard as of the original effective date. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations, ASU 2016-10 Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of these standards on its condensed consolidated financial statements and related disclosures.

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

For the three months ended September 30, 2016, there were no customers that represented 10% or more of total net revenue.  For the three months ended September 30, 2015, there was one customer that represented 15% of total net revenue.  One customer accounted for 17% and 18% of the Company’s total accounts receivable as of September 30, 2016, and June 30, 2016, respectively.

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

The Company offers systems with post-contract customer support (“PCS”), installation services, training and professional services. PCS includes planned and corrective maintenance services, software updates, bug fixes, as well as call-center support. Service revenue is generated primarily from PCS (warranty period services and post warranty services), installation services, training, parts and upgrades that are sold under service contracts and professional services. PCS revenue is deferred and recognized over the service period. Installation service revenue is recognized concurrently with system revenue. Training and professional service revenues that are not deemed essential to the functionality of the systems are recognized as such services are performed.

Costs associated with service revenue are expensed when incurred, except when those costs are related to parts or system upgrades where revenue recognition has been deferred. In those cases, the costs are deferred and recognized over the period of revenue recognition.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Numerator:
Net loss used to compute basic and diluted loss per share	$(9,926)	$(13,026)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	81,576	79,760

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”) and the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 (together, the “Convertible Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2016	2015
Stock options	2,175	2,458
RSUs, PSUs and MSUs	4,858	4,095
3.50% Convertible Notes	8,378	8,378
	15,411	14,931

Outstanding Convertible Notes—Diluted Share Impact

The 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.50% Series A Convertible Notes, totaling approximately 3.9 million shares were not included in the potentially diluted share count table above. The zero potentially dilutive shares of the 3.50% Series A Convertible Notes as of September 30, 2016 and 2015, respectively, included in the table above are the result of the lower average share price, which was below the conversion price and management’s intent to settle the principal amount thereof in cash. The number of premium shares included in the Company’s diluted share count will vary with fluctuations in the Company’s share price. Higher actual share prices result in a greater number of premium shares.

Segment Information

The Company has one operating and reporting segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy and radiosurgery for the treatment of cancer patients. The Company’s Chief Executive Officer, its Chief Operating Decision Maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset based metrics. Therefore, the information below is presented only for revenues and long-lived tangible assets by geographic areas. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Americas	$40,642	$45,290
Europe, India Middle East, and Africa	21,282	23,034
Asia-Pacific	13,225	16,982
Japan	11,357	4,325
Total	$86,506	$89,631

Information regarding geographic areas in which the Company has long lived tangible assets is as follows (in thousands):

	September 30,	June 30,
	2016	2016
Americas	$22,374	$23,842
Europe, India Middle East, and Africa	483	551
Asia-Pacific	1,733	1,342
Japan	1,989	2,143
Total	$26,579	$27,878

2. Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and capital leases, totaled $7.0 million and $7.6 million at September 30, 2016 and June 30, 2016, respectively, and are included in Other Assets in the condensed consolidated balance sheets. Of the $7.0 million in financing receivables at September 30, 2016, $3.3 million are related to sales-type leases with customers while the remaining $3.7 million are related to contractual maturities of more than one year. Of the $7.6 million in financing receivables at June 30, 2016, $3.5 million are related to sales-type leases with customers while the remaining $4.1 million related to contractual maturities of more than one year. Due to the homogenous nature of the leasing transactions, the Company manages them on an aggregate basis when assessing and monitoring credit risk. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. Accounts rated as low risk typically have the equivalent of a Moody’s rating of Baa3 or higher, while accounts rated as moderate risk generally have the equivalent of a Ba1 or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payments. As of September 30, 2016, the sales-type lease portion of the financing receivables was rated at a moderate risk. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of September 30, 2016. Based upon such assessment, the Company did not record an allowance for credit losses related to such financing receivables as of September 30, 2016 and June 30, 2016, respectively.

A summary of the Company’s financing receivables is presented as follows:

September 30, 2016 (in thousands)	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$4,650	$5,416	$10,066
Residual value	—	—	—
Unearned income	(568)	—	(568)
Allowance for credit loss	—	—	—
Total, net	$4,082	$5,416	$9,498
Reported as:
Current	$733	$1,758	$2,491
Non-current	3,349	3,658	7,007
Total, net	$4,082	$5,416	$9,498

June 30, 2016 (in thousands)	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$4,998	$5,840	$10,838
Residual value	—	—	—
Unearned income	(623)	—	(623)
Allowance for credit loss	—	—	—
Total, net	$4,375	$5,840	10,215
Reported as:
Current	$840	$1,778	$2,618
Non-current	3,535	4,062	7,597
Total, net	$4,375	$5,840	$10,215

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. Future minimum lease payments to be received as of September 30, 2016 are presented as follows:

Year Ending September 30, (in thousands)	Amount
2017	$620
2018	930
2019	930
2020	930
2021	930
2022	310
Total	$4,650

Inventories

Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2016	2016
Raw materials	$48,977	$50,480
Work-in-process	16,445	20,190
Finished goods	51,936	45,317
Inventories	$117,358	$115,987

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	June 30,
	2016	2016
Furniture and fixtures	$4,464	$4,527
Computer and office equipment	11,636	11,485
Software	11,319	11,104
Leasehold improvements	22,780	21,632
Machinery and equipment	49,579	47,171
Construction in progress	1,814	4,412
	101,592	100,331
Less: Accumulated depreciation	(75,013)	(72,453)
Property and equipment, net	$26,579	$27,878

Depreciation expense related to property and equipment for the three months ended September 30, 2016 and 2015 was $2.7 million and $2.6 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months	Year
	Ended	Ended
	September 30,	June 30,
	2016	2016
Balance at the beginning of the period	$57,848	$58,054
Currency translation	(4)	(206)
Balance at the end of the period	$57,844	$57,848

In the second quarter of fiscal 2016, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment. In the three months ended September 30, 2016, there were no indicators of impairment.

Intangible Assets

The Company’s unamortized intangible assets associated with completed acquisitions at September 30, 2016 and June 30, 2015 are as follows (in thousands):

		September 30, 2016			June 30, 2016
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
(in years)
Developed technology	5 — 6	$46,743	$(41,121)	$5,622	$46,743	$(39,132)	$7,611

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2016 and June 30, 2016.

Amortization expense related to intangible assets for the three months ended September 30, 2016 and 2015 was $2.0 million and $2.0 million, respectively.

The estimated future amortization expense of purchased intangible assets as of September 30, 2016 is as follows (in thousands):

Year Ending June 30,	Amount
2017 (remaining 9 months)	$5,622

4. Foreign Exchange Instruments

The Company utilizes foreign currency forward contracts with well-known financial institutions to manage its exposure to fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. The Company intends to exchange foreign currencies for U.S. Dollars at maturity. There were no outstanding foreign currency forward contracts at the end of September 30, 2016 and June 30, 2016.

The following table shows the effect of forward contracts not designated as hedging instruments and foreign currency transactions gains and losses, which were included in “Other expense, net” on the condensed consolidated statements of operations in three months ended September 30:

(in thousands)	2016	2015
Foreign currency exchange (loss) on foreign contracts	$(563)	$(1,413)
Foreign currency transactions gain	132	474

5. Financial Instruments

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	September 30, 2016
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$80,266	$—	$—	$80,266	$—
Level 1
Money market funds	3,350	—	—	3,350	—
	3,350	—	—	3,350	—
Level 2
U.S. agency securities	34,993	5	(22)	—	34,976
U.S. treasury bills	2,000	—	—	—	2,000
Corporate notes	3,830	1	(1)	—	3,830
	40,823	6	(23)	—	40,806
Total	$124,439	$6	$(23)	$83,616	$40,806

	June 30, 2016
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments

Cash	$95,906	$—	$—	$95,906	$—
Level 1
Money market funds	13,362	—	—	13,362	—
	13,362	—	—	13,362	—
Level 2
Commercial paper	14,704	—	—	8,938	5,766
U.S. government agency securities	28,000	7	(17)	—	27,990
U.S. Treasury securities	3,997	1	—	—	3,998
Municipal debt securities	1,565	—	—	1,565	—
Corporate debt securities	9,491	—	(6)	—	9,485
	57,757	8	(23)	10,503	47,239
Total	$167,025	$8	$(23)	$119,771	$47,239

Certain investments in the table above are classified as having Level 2 inputs because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of September 30, 2016. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. As of September 30, 2016, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended September 30, 2016.

Contractual maturities of available-for-sale securities at September 30, 2016 were as follows (in thousands):

	September 30, 2016
	Amortized Cost	Fair Value
Due in 1 year or less	$12,181	$12,182
Due in 1-2 years	31,992	31,974
	$44,173	$44,156

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Debt securities:
Corporate debt securities	$(1)	$3,830	—	—	$(1)	$3,830
U.S. government agencies securities	—	—	(22)	31,974	(22)	31,974
Total	$(1)	$3,830	$(22)	$31,974	$(23)	$35,804
June 30, 2016
Debt securities:
Corporate debt securities	$(3)	$6,325	$(3)	$3,160	$(6)	$9,485
U.S. government agencies securities	—	—	(17)	19,988	(17)	19,988
Total	$(3)	$6,325	$(20)	$23,148	$(23)	$29,473

The Company held a total of 10 positions as of September 30, 2016 and 11 positions as of June 30, 2016 that were in an unrealized loss position. Based on the Company’s review of these securities, the Company believes it had no other-than-temporary impairments on these securities as of September 30, 2016 and June 30, 2016 because it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were insignificant for the three months ended September 30, 2016 and the year ended June 30, 2016.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The Company’s non-marketable equity investments and non-financial assets, such as goodwill, intangible assets, and property, plant, and equipment (measured at fair value if a write-down is recognized) are evaluated for impairment annually or when indicators of impairment exist. The fair value measurement of non-marketable equity investments is performed by a third-party analyst using Level 3 inputs. Non-financial assets such as identified intangible assets acquired in connection with an acquisition are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment and estimates. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. The Company did not record any impairment charges for non-marketable equity investments and non-financial asset in the three months ended September 30, 2016.

The long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

The following table summarizes the carrying values and estimated fair values of our short-term and long-term debt (in thousands):

	September 30, 2016		June 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$—	$—	$36,400	$36,487
3.50% Convertible Notes	43,417	58,397	43,195	51,450
3.50% Series A Convertible Notes	67,178	91,996	66,613	81,053
Secured Loan	64,429	64,429	64,204	64,204
Total	$175,024	$214,822	$210,412	$233,194

The short-term and long-term debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

6. Commitments and Contingencies

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2016. As discussed in Note 8, in August 2016, we settled the remaining approximately $36.6 million in aggregate principal amount of the 3.75% Convertible Senior Notes and accrued interest for $37.3 million in cash. In addition, we signed a lease extension in October 2016 on our Madison, Wisconsin facility through 2023, which would have expired in 2018. Except for the change in debt and lease obligations, there has been no material changes outside of the ordinary course of business in those obligations during the three months ended September 30, 2016.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Currently, management believes the Company does not have any probable and  reasonably estimable losses related to any current legal proceedings and claims. Although occasional adverse decisions or settlements may occur, management does not believe that an adverse determination with respect to any of these claims would individually or in the aggregate materially and adversely affect the Company’s financial condition or operating results. For certain legal proceedings, management believes that there is a reasonable possibility that material losses may be incurred; however, the Company is unable to reasonably estimate a range of reasonably possible losses with respect to these matters. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Rotary Systems

On April 28, 2011, a former supplier to TomoTherapy, Rotary Systems Incorporated (“Rotary Systems”), filed suit in Minnesota state court, Tenth Judicial District, Anoka County, against TomoTherapy alleging misappropriation of trade secrets, as well as several other counts alleging various theories of injury. Rotary Systems alleges TomoTherapy misappropriated Rotary Systems’ trade secrets pertaining to a component previously purchased from Rotary Systems, which TomoTherapy now purchases from a different supplier. The suit alleged TomoTherapy improperly supplied the alleged trade secrets to its present supplier, Dynamic Sealing Technologies Inc. (also a named defendant in the suit). Rotary Systems made an unspecified claim for damages of greater than $50,000. TomoTherapy moved to dismiss the case and, on August 29, 2011, the court granted the motion to dismiss with respect to all counts other than the count alleging misappropriation of trade secrets. On May 21, 2012, the court gave Rotary Systems sixty days to identify the alleged trade secrets with specificity or face dismissal of its claim with prejudice. The court held a hearing on September 20, 2012 to review Rotary Systems’ amended complaint. TomoTherapy filed a motion for summary judgment on the trade secret claim, the court ruled in favor of TomoTherapy on December 5, 2013, and Rotary Systems appealed. On December 22, 2014, the Minnesota Court of Appeals reversed the district court’s dismissal of Rotary Systems’ trade secrets claim and remanded it to the district court but affirmed the dismissal of Rotary Systems’ other claims. In late October 2015, a final scheduling order was confirmed for the remanded claims and the parties engaged in the process of conducting discovery. On April 19, 2016, the parties entered into a written settlement agreement resolving the lawsuit. A stipulation of dismissal dismissing all claims by all parties with prejudice was filed with the court and the court entered an order on July 12, 2016 dismissing the case with prejudice.

Cowealth Medical

On February 27, 2014, Cowealth Medical Holding Co., Ltd. (“Cowealth”), Accuray’s former distributor in China, submitted a request for binding arbitration with the International Chamber of Commerce International Court of Arbitration (“ICC”) alleging, among other matters, that Accuray breached its distributor agreement with Cowealth by wrongfully terminating Cowealth as its distributor and misappropriated certain of Cowealth’s confidential information. Cowealth was seeking damages of approximately $170.0 million and injunctive relief. Accuray filed counterclaims for damages of approximately $35.0 million. Accuray’s answer and counterclaim were submitted to the ICC on May 12, 2014, and Cowealth served its reply on June 27, 2014. A hearing was held in Hong Kong between January 26, 2015 and February 6, 2015. The parties filed closing submissions and reply closing submissions in March 2015. On October 29, 2015, the ICC ruled that Accuray was liable for certain damages and awarded Cowealth approximately $3.4 million. On November 27, 2015, Cowealth applied for a correction to the award to revise the amount of damages upwards to approximately $5.5 million. On January 21, 2016, the arbitrator granted Cowealth’s application for a correction on the grounds that the original award amount was a clerical error on the part of the arbitrator. Interest on the final award amount was determined to accrue at a rate of 5% per annum starting 30 days after the date the corrected award was issued until payment. Accordingly, management recorded a charge of $3.4 million for the first fiscal quarter ending September 30, 2015, and an additional $2.1 million for the second fiscal quarter ending December 30, 2015. The parties filed cost submissions and reply cost submissions in December 2015. The ICC released the final award on February 12, 2016, which dealt with the parties’ claims for costs of the arbitration. Under the final award, the arbitrator awarded costs to Cowealth at a net amount of $2.4 million and rejected all other claims and requests. Prior to the ruling of the ICC, no accrual was established in the Company’s consolidated financial statements because management did not believe the likelihood of an award of damages or costs of arbitration to Cowealth were probable or estimable. In addition, the Company won several of its counterclaims including the right to be assigned the existing service contracts between Cowealth and Accuray customers, transfer to Accuray any regulatory clearances, licenses or permits obtained and held for the purposes of selling the CyberKnife System in China and deliver any consigned parts in their possession.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2016.

7. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,
	2016	2015
Cost of revenue	$524	$389
Research and development	663	549
Selling and marketing	622	644
General and administrative	1,664	932
	$3,473	$2,514

8. Debt

First Lien Senior Secured Term Loan due January 2021 (Secured Loan)

On January 11, 2016, the Company closed a $70.0 million first lien senior secured debt financing agreement with Cerberus Business Finance, LLC, an affiliate of Cerberus Capital Management, L.P (the “Secured Loan”). As required by the terms of the financing, upon the closing of the financing in January 2016, the Company used a portion of the net proceeds from the financing to repurchase approximately $63.4 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $66.6 million in cash. In August 2016, the Company settled the remaining approximately $36.6 million in aggregate principal amount of the 3.75%

Convertible Senior Notes and accrued interest for $37.3 million in cash.. The Secured Loan bears interest at a variable rate per annum equal to, at the Company’s option, (i) the LIBOR Rate for one month plus an applicable margin of 7.00% (subject to a LIBOR Rate floor of 1.00% per annum), or (ii) a Reference Rate, which is the higher of 1) 3.25%, 2) Federal Funds Rate plus 0.5%, 3) the LIBOR rate for 1 month plus 1%, and 4) the US Prime Rate as published in the Wall Street Journal, plus an applicable margin of 4.75% per annum. The loan is repayable in consecutive quarterly installments of $875,000 with the final payment due on the Final Maturity Date. The Secured Loan matures on the earlier of: (i) January 11, 2021 and (ii) the date that is 120 days prior to the scheduled maturity date of the 3.5% Convertible Senior Notes maturing February 1, 2018 unless the Company has set aside specifically identifiable funds raised from new common equity or new debt equal to the then-outstanding principal amount of the 3.5% Convertible Senior Notes. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $65.5 million. The offering costs of $3.1 million and the initial purchaser’s discount and commission of $1.4 million (both of which are recorded in Long-term Debt) are being amortized to interest expense using the effective interest method over five years. The Secured Loan is secured by first-priority liens on substantially all the assets of the Company.

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

3.75% Convertible Senior Notes due August 2016

On August 1, 2011, the Company issued the 3.75% Convertible Senior Notes to certain qualified institutional buyers, or QIBs. The 3.75% Convertible Senior Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or Rule 144A. The net proceeds from the $100 million offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $96.1 million. The offering costs and the initial purchaser’s discount and commission (which are recorded in Long-term Debt) were amortized to interest expense using the effective interest method over five years. The 3.75% Convertible Senior Notes bore interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The 3.75% Convertible Senior Notes matured on August 1, 2016.  A portion of these notes were redeemed in January 2016, and the remainder of these notes was redeemed on August 1, 2016, as discussed further below.

The 3.75% Convertible Senior Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.75% Convertible Senior Notes may convert their 3.75% Convertible Senior Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date. Prior to May 1, 2016, holders of the 3.75% Convertible Senior Notes could convert their 3.75% Convertible Senior Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of the Company’s common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the “Note Measurement Period”) in which the trading price per $1,000 principal amount of 3.75% Convertible Senior Notes for each trading day of that Note

Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; (3) if the Company calls any or all of the 3.75% Convertible Senior Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the 3.75% Convertible Senior Notes, the Company will have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company’s election. At any time on or prior to the 33rd business day immediately preceding the maturity date, the Company may irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company’s conversion obligation or (b) pay cash up to the aggregate principal amount of the 3.75% Convertible Senior Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 3.75% Convertible Senior Notes being converted. The initial conversion rate was 105.5548 shares of the Company’s common stock per $1,000 principal amount of 3.75% Convertible Senior Notes (which represents an initial conversion price of approximately $9.47 per share of the Company’s common stock).

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company separately accounts for the liability and equity conversion components of the 3.75% Convertible Senior Notes. The principal amount of the liability component of the 3.75% Convertible Senior Notes was $75.9 million as of the date of issuance based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component is being accreted to the principal amount of the 3.75% Convertible Senior Notes using the effective interest method over five years.

In January 2016, the Company repurchased approximately $63.4 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $66.6 million in cash.  As $63.4 million of the 3.75% Convertible Senior Notes were settled in cash, a total of 6.7 million potentially dilutive shares are no longer potentially outstanding from an EPS perspective, these shares were already noted in Note 1 above as being excluded due to being anti-dilutive in the current fiscal quarter of 2016.  Following such transactions, approximately $44.7 million aggregate principal amount of the 3.50% Convertible Senior Notes, approximately $36.6 million aggregate principal amount of the 3.75% Convertible Senior Notes and approximately $70.3 million of the 3.50% Series A Convertible Senior Notes remained outstanding.  The Company recorded a charge in the third quarter of fiscal 2016 of approximately $1.0 million associated with the repurchase of the notes.

On August 1, 2016, the Company settled the remaining 3.75% Convertible Senior Notes for approximately $36.6 million aggregate principal amount and $0.7 million accrued interest for approximately $37.3 million in cash. In settling the notes for cash, during the January 2016 retirement as further described above and the August 2016 transaction, the Company avoided the issuance of approximately 10.6 million new common equity shares, representing a potential dilution of approximately 13 percent as of September 30, 2016.

3.50% Convertible Senior Notes due February 2018

In February 2013, the Company issued $115.0 million aggregate principal amount of its 3.50% Convertible Senior Notes to certain QIBs. The 3.50% Convertible Senior Notes were offered and sold to the QIBs pursuant to Rule 144A. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $110.5 million. The offering costs and the initial purchaser’s discount and commission (which are recorded in Long-term Debt) are both being amortized to interest expense using the effective interest method over five years. The 3.50% Convertible Senior Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, which began on August 1, 2013. The 3.50% Convertible Senior Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted.

In April 2014, through a series of transactions, the Company refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Senior Notes with approximately $70.3 million aggregate principal amount of the Company’s new 3.50% Series A Convertible Senior Notes due 2018 (the “3.50% Series A Convertible Notes”).

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

In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the condensed consolidated balance sheet as of September 30, 2016.

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

The following table presents the carrying values of all Convertible Notes and notes issued pursuant to the Secured Loan (collectively, “Notes”) as of September 30, 2016 (in thousands):

	Secured Loan	3.50% Convertible Notes	3.50% Series A Convertible Notes	Total
Carrying amount of the equity conversion component	$—	$—	$7,844	$7,844
Principal amount of the Notes	$68,250	$44,654	$70,346	$183,250
Unamortized debt costs	(2,631)	(1,237)	—	(3,868)
Unamortized debt discount	(1,190)	—	(3,168)	(4,358)
Net carrying amount	$64,429	$43,417	$67,178	$175,024

A summary of interest expense on the Notes is as follows (in thousands):

	Three months ended September 30,
	2016	2015
Interest expense related to contractual interest coupon	$2,531	$1,945
Interest expense related to amortization of debt discount	816	1,920
Interest expense related to amortization of debt issuance costs	403	403
	$3,750	$4,268

9. Accumulated Other Comprehensive Loss

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

The components of accumulated other comprehensive loss in the equity section of the balance sheets are as follows (in thousands):

	September 30,	June 30,
	2016	2016
Net unrealized gain (loss) on short-term investments	$(17)	$(15)
Cumulative foreign currency translation adjustment	1,241	1,121
Defined benefit pension obligation	(2,066)	(2,066)
Accumulated other comprehensive loss	$(842)	$(960)

10. Subsequent Event

On October 19, 2016, the Company signed a lease extension for its Madison, Wisconsin facility from 2018 through 2023. The Company’s lease payments will decrease slightly under terms of the lease extension, which is effective immediately through the original expiry date of 2018 and beyond.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2016 and results of operations for the three  months ended September 30, 2016 and 2015 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts, the effects of our process improvements on age-outs, backlog and revenue; expected uses of cash during fiscal 2017; the anticipated drivers of our future capital requirements; the success of the multi-leaf collimator, or InCise MLC for the CyberKnife Systems, its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our belief that TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar and foreign currencies as well as our ability to mitigate such risks; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including those risks discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2016, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of care, with the aim of helping patients live longer, better lives. Our leading-edge technologies, the CyberKnife and TomoTherapy Systems, and Radixact, the next generation TomoTherapy System platform are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image-guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving largely separate patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population including patients requiring retreatment with radiation therapy.

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

Our CyberKnife M6 Series Systems have the option of: fixed collimator, Iris Variable Aperture Collimator and/or multi-leaf collimator, or InCise MLC. The InCise MLC is designed specifically for the M6 Series. With the addition of the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife System, faster and for a wider range of tumor types. The addition of the multi-leaf collimator, or InCise MLC, now makes it faster and more efficient to treat a wider range of tumor types with the CyberKnife M6, including larger tumors and those with multiple sites of disease.

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

•                  Greater awareness among doctors and patients of the benefits of radiosurgery conducted with the CyberKnife Systems;

•                  Continued evolution in clinical studies demonstrating the safety, efficacy and other benefits of using the CyberKnife Systems to treat tumors in various parts of the body;

•                  Continued advances in our technology that improve the quality of treatments and ease of use of the CyberKnife Systems;

•                  Receipt of regulatory approvals in various countries which are expected to improve access to radiosurgery with the CyberKnife Systems in such countries;

•                  Medical insurance reimbursement policies that cover CyberKnife System treatments; and

•                  Our ability to expand sales of CyberKnife Systems in countries throughout the world where we do not currently sell CyberKnife Systems.

TomoTherapy and Radixact Systems

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. The TomoTherapy Systems are specifically designed for image-guided intensity-modulated radiation therapy (IG-IMRT). The TomoTherapy System is cleared for sale by the FDA and in most major markets globally. The TomoThereapy Systems include the TomoTherapy H Series Systems with configurations of TomoH, TomoHD and TomoHDA. Based on a CT scanner platform, the systems provide continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver highly accurate, individualized dose distributions which precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for patients. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung and head and neck cancers, in addition to complex and novel treatments such as total marrow irradiation. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. The new Radixact System is the next generation TomoTherapy platform and is currently approved in the US and Europe.  The Radixact System is a new, smart system with integrated Accuray Precision treatment planning software and the new iDMS Data Management System.  The Radixact System leverages the TomoTherapy System’s efficient daily low-dose fan beam MVCT image guidance and unique ring gantry architecture, delivering precise radiation treatments for more patients, faster, with simpler, more automated workflows. We believe the TomoTherapy Systems and the Radixact System offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

•                  Continued adoption of our TomoTherapy Systems and adoption of the Radixact System in markets where it is available;

•                  Greater awareness among doctors and patients of the unique benefits of radiation therapy using TomoTherapy and Radixact Systems because of their ring gantry architecture and ability to deliver treatment from 360 degrees around the patient;

•                  Advances in our technology which improve the quality of treatments and ease of use of TomoTherapy and Radixact Systems;

•                  Greater awareness among doctors of the now-established reliability of TomoTherapy Systems;

•                  Our ability to expand sales of TomoTherapy Systems in countries throughout the world; and

•                  Our ability to scale up commercial launch of the Radixact System in those markets where it is approved.

Sale of Our Products

Generating revenue from the sale of our systems is a lengthy process. Selling our systems, from first contact with a potential customer to a signed sales contract that meets our backlog criteria (as discussed below) varies significantly and generally spans between six months and two years. The length of time between receipt of a signed contract and revenue recognition is generally governed by the time required by the customer to build, renovate or prepare the treatment room for installation of the system.

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization and we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through distributors and sales agents. In addition to our offices in the United States, we have sales and service offices in many countries in Europe, Japan and other countries in Asia, South America, and throughout the world.

Key Metrics

Backlog

For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, post-contract customer support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $407.5 million as of September 30, 2016 compared to $405.9 million as of June 30, 2016.

In order for the product portion of a CyberKnife, TomoTherapy or Radixact System sales agreement to be counted as backlog, it must meet the following criteria:

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

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems, Radixact System and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations.  Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out.  Contracts may age-out for many reasons, including but not limited, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact backlog. Generally, strengthening in the U.S. Dollar will negatively impact backlog.

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Net product orders are defined as gross product orders less cancellations, age-outs and foreign exchange adjustments.

	Three months ended September 30,
(Dollars in thousands)	2016	2015
Gross orders	$50,335	$64,928
Net orders	37,187	44,799
Order backlog at the end of the period	407,487	379,792

Gross orders decreased by $14.6 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.  This was a result of a decrease of $19.2 million in new system order volume compared to the same prior year period.  The CyberKnife System order volume drove the decrease for this period and was partially offset by an increase in order volume for the TomoTherapy System and upgrade orders which increased by $4.6 million in the three months ended September 30, 2016 as compared to the same prior year period.

Net orders decreased by $7.6 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, resulting from the decrease in gross orders of $14.6 million as well as an increase of $0.5 million in cancellations and a decrease of $0.3 million due to foreign currency impact as compared to the prior year.  These decreases were partially offset by fewer age-outs of $7.8 million compared to the same prior year period.

•                  There were age-outs of $10.7 million for the three months ended September 30, 2016, a decrease of $7.8 million from the prior year period due to fewer systems exceeding the 2.5 year criteria specified above. The age-outs of $18.5 million for the three months ended September 30 2015 included $5.3 million of age-ins which represent orders that have previously aged-out but have been taken to revenue in the current period.  Age-ins offset the gross amount of age-outs in a particular period.

•                  There were cancellations of $3.5 million and $3.0 million in the three months ended September 30, 2016 and 2015, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Currency impacts resulted in an increase in net orders of $1.0 million and $1.3 million in the three months ended September 30, 2016 and 2015, respectively.

Currently, we expect age-outs in the second quarter of this fiscal year to be approximately $21.0 million as compared to $10.7 million in age-outs recorded during the three months ended September 30, 2016.

Results of Operations — Three months ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016		2015		2016-2015
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	% change
Products	$35,599	41%	$39,995	45%	(11)%
Services	50,907	59	49,636	55	3
Net revenue	$86,506	100%	$89,631	100%	(3)%
Gross profit	$31,344	36%	$33,898	38%	(8)%
Products gross profit	12,247	34	16,978	42	(28)
Services gross profit	19,097	38	16,920	34	13
Research and development expenses	12,229	14	14,296	16	(14)
Selling and marketing expenses	14,318	17	13,417	15	7
General and administrative expenses	11,344	13	13,416	15	(15)
Other expense, net	4,005	5	5,091	6	(21)
Provision (benefit) for income taxes	(626)	(1)	704	1	(189)
Net loss	$(9,926)	11%	$(13,026)	15%	(24)%

(a)         Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net Revenue

Product Net Revenue. Product net revenue decreased by $4.4 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to a decrease of $3.0 million revenue from new system sales resulting from product and channel mix as we had fewer units of the CyberKnife system taken to revenue as compared to the same period in the prior year, which was partially offset by an increase in unit sales of the TomoTherapy system as compared to the same period in the prior year.  As our CyberKnife systems generally have a higher average sale price, the overall net product revenue decreased year-over-year.  In addition, there was a decrease of $1.4 million in upgrade and other revenue as compared to the prior year period.

Services Net Revenue. Services net revenue increased by $1.3 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase was driven by increased installation revenue of $1.2 million and a slight increase in training revenue of $0.1 million.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended
	September 30,
	2016	2015
Net revenue	$86,506	$89,631
Americas	47%	50%
Europe, Middle East, India and Africa	25%	26%
Asia (excluding Japan and India)	15%	19%
Japan	13%	5%

Revenue derived from sales outside of the Americas region was $45.9 million and $44.3 million for the three months ended September 30, 2016 and 2015, respectively, and represented 53% and 50% of our net revenue during these periods, respectively.

Gross Profit

Overall gross profit for the three months ended September 30, 2016, decreased $2.6 million, or 8%, as compared to the three months ended September 30, 2015. Product gross profit decreased 28%, or $4.7 million, primarily due to the decrease in systems taken to revenue as well as lower margins due to product and channel mix. Service gross profit increased 13%, or $2.1 million, as a result of higher service revenues of $1.3 million driven by increased installation and training revenues, as well as decreased service costs of $0.9 million resulting from reductions in departmental spending due to headcount decreases and lower parts utilization.

Research and Development

Research and development expenses were $12.2 million in the three months ended September 30, 2016 as compared to $14.3 million in the three months ended September 30, 2015, which represents a decrease of $2.1 million, or 14%. The decrease was primarily due to a $1.3 million decrease in consulting fees as a result of completion of roadmap development projects and decreased compensation related expenses of $0.3 million due to lower headcount and delays in hiring partially offset by higher stock-based compensation expense as compared with the prior fiscal period.  Additionally, there was a decrease of $0.5 million in IT and facilities allocated expenses related to revised allocation rates and headcount in fiscal year 2017.

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2016 were $14.3 million as compared to $13.4 million for the three months ended September 30, 2015, which represents an increase of $0.9 million, or 7%. The increase was primarily because of a $1.7 million higher marketing related expenses driven primarily by the timing of tradeshows and higher consulting expenses of $0.3 million related to new collaboration agreements and higher IT and facilities allocated expenses of $0.1 million related to revised allocation rates and headcount in fiscal year 2017.  These increases were offset by a decrease in compensation costs of $1.2 million, which were primarily driven by lower commissions.

General and Administrative

General and administrative expenses for the three months ended September 30, 2016 were $11.3 million as compared to $13.4 million for the three months ended September 30, 2015, which represents a decrease of $2.1 million, or 15%.  This decrease was mainly attributable to $3.2 million in lower legal fees associated with Cowealth and Rotary settlements in the first fiscal quarter of 2016 as described in Note 6 to the financial statements.  In addition, personnel related expenses increased $0.4 million due to higher stock-based compensation as compared to the same period in the prior year, as well as higher IT and facilities allocated expenses of $0.6 million related to revised allocation rates and headcount in fiscal year 2017.  Tax and insurance expenses increased by $0.2 million primarily as a result of the release of tax accruals due to statute expirations in the prior year.

Other Expense, net

Other expense, net for the three months ended September 30, 2016 was $4.0 million as compared to $5.1 million for the three months ended September 30, 2015, which represents a decrease of $1.1 million, or 21%.  There was a loss on the foreign exchange associated with forward contracts in the three months ended September 30, 2015 with no offsetting gain or loss in the current period resulting in an overall decrease in foreign exchange expense of $0.6 million in the current fiscal year.  In addition, there was a decrease in interest expense of $0.5 million due to the settlement of the 3.75% Convertible Senior Notes in the current quarter.

Provision for Income Taxes

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. Income tax benefits were $0.6 million for the three months ended September 30, 2016, compared to income tax expenses of $0.7 million for the three months ended September 30, 2015.  The decrease in tax expense of $1.3 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily related to the release of accruals for uncertain tax positions in our Swiss subsidiary.  In the first quarter of fiscal 2017, the Company recognized a tax benefit of approximately $1.4 million as a result of the completion of tax audits by the Swiss authorities for the period from fiscal 2011 through fiscal 2015.

Liquidity and Capital Resources

At September 30, 2016, we had $83.6 million in cash and cash equivalents and $40.8 million in short-term investments, for a total of $124.4 million.  Refer to Note 8, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

As of September 30, 2016, we had approximately $45.6 million of cash and cash equivalents at our foreign subsidiaries. The earnings of our foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources for the next twelve months and do not anticipate the need to repatriate the undistributed earnings of our foreign subsidiaries at September 30, 2016.

Our cash flows for the three months ended September 30, 2016 and 2015 are summarized as follows (in thousands):

	Three months ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$(6,350)	$12,256
Net cash (used in) provided by investing activities	5,091	(4,983)
Net cash used in financing activities	(35,480)	(26)
Effect of exchange rate changes on cash and cash equivalents	584	(1,214)
Net (decrease) increase in cash and cash equivalents	$(36,155)	$6,033

Cash Flows From Operating Activities

Net cash used in operating activities in the three months ended September 30, 2016 was $6.4 million, as compared to $12.3 million provided by operating activities in the three months ended September 30, 2015. Net cash used in operating activities in the three months ended September 30, 2016 was primarily related to:

•                  Net loss was offset by non-cash items of $9.7 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, provision for doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Decrease in restricted cash of $0.4 million due to releases of restrictions on cash related to VAT related guarantees during the quarter;

•                  Decrease in accounts receivable of $0.2 million as a result of the timing of revenue transactions in the first quarter of fiscal 2017, which collections are expected in the second fiscal quarter of 2017;

•                  Increase in inventories of $1.5 million due to increases in purchases in first quarter of fiscal year 2017 to support expected future Radixact sales and service needs that will begin to be utilized in the second fiscal quarter of 2017;

•                  Decrease in prepaid expenses and other assets of $1.5 million primarily due to a decrease in vendor advances of $0.7 million as well as a decrease in pre-payments for health benefits of $0.8 million;

•                  Decrease in deferred revenue of $2.6  million primarily due to deferred product revenue recognized mainly due to the timing of the sale transactions in the current quarter;

•                  Decrease in deferred cost of revenue of $0.1 million primarily due to the timing of inventory transfers to customers;

•                  Increase in accounts payable of $1.8 million primarily due to timing of payments as there was more large value payment activity at the end of the fourth fiscal quarter of 2016;

•                  Decrease in accrued liabilities of $4.9 million primarily related to a decrease in loan interest accrual of $1.1 million due to the settlement of the 3.75% Senior Notes in August 2016, a decrease in accrued severance of $1.6 million and a decrease in accruals for uncertain tax positions of $1.4 million as well as a decrease in commission and vacation accruals of $0.8 million; and

•                  Decrease in customer advances of $0.9 million due mainly to payments recognized against revenue deliverables;

Net cash used in operating activities in the three months ended September 30, 2015 was primarily related to:

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

•                  Slight decrease in accrued liabilities of $13,000 primarily related to accrued compensation with the bonus accrual reduction of $2.7 million due to bonus payments related to fiscal year 2015 made in the first fiscal quarter of 2016 offset by additional accrual for bonuses for the three months ended September 30, 2015. Additionally, there was a decrease in accrued severance of $0.8 million due to severance payments made in the first fiscal quarter of 2016 for terminations from fiscal 2015.  These decreases were partially offset by an increase in legal accrual of $3.4 million due to the award of damages related to the Cowealth litigation as described in Footnotes 5 and 8 to our consolidated financial statements; and

•                  Increase in customer advances of $3.6 million due mainly to payments received for future revenue deliverables.

Cash Flows From Investing Activities

Net cash provided by investing activities was $5.1 million for the three months ended September 30, 2016, which primarily consisted of the sales and maturities of investments of $15.4 million, offset by the purchases of short-term investments of $9.0 million and purchases of property and equipment of $1.3 million.

Net cash used in investing activities was $5.0 million for the three months ended September 30, 2015, which primarily consisted of purchases of short-term investments of $15.4 million and purchases of property and equipment of $1.6 million partially offset by sales and maturities of investments of $12.0 million.

Cash Flows From Financing Activities

Net cash used in financing activities during the three months ended September 30, 2016 was $35.5 million which was primarily due to $36.6 million in payments made to convertible note holders for the settlement of the 3.75% Convertible Senior Notes discussed in Note 8 to the financial statements.  In addition, there were $1.2 million in proceeds from employee stock plans which was partially offset by $0.1 million taxes paid related to net share settlements of equity awards.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. As discussed in Note 8, in August 2016, we settled the remaining approximately $36.6 million in aggregate principal amount of the 3.75% Convertible Senior Notes and accrued interest for $37.3 million in cash. In addition, we signed a lease extension in October 2016 on our Madison, Wisconsin facility through 2023, which would have expired in 2018. Except for the change in debt and lease obligations, there have been no material changes outside of the ordinary course of business in those obligations during the current quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2016.

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

During the three months ended September 30, 2016, we considered our estimated corporate bonus accrual to be a critical accounting estimate. The Company’s bonus accrual for each quarter is based on its performance against Company defined metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2016, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the EURO and the Japanese Yen. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk, such as risks related to fluctuations in foreign currencies. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of September 30, 2016, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at September 30, 2016 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $40.8 million at September 30, 2016. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands).

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$290	$233	$156	$78	$(78)	$(157)	$(236)	$(315)

Equity Price Risk

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                    Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2016. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filings. Any risk factor included below supersedes the description of the relevant risk factor in such filings. Other than the items discussed below, there have been no material changes in our risk factors since such filings.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of September 30, 2016, we had an accumulated deficit of $430.7 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2016, customer contracts with extended payment terms of more than one year amounted to approximately 11% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At September 30, 2016, we had $83.6 million in cash and cash equivalents and $40.8 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. To date, we have experienced no material realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we also have funds in our operating accounts that are with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our major stockholders own approximately 41.1% and directors and executive officers own approximately 3.5% of our outstanding common stock as of September 30, 2016, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of September 30, 2016, our major stockholders who each hold 5% or more of our outstanding common stock held in the aggregate approximately 41.1% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 3.5% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Increased leverage as a result of the Convertible Notes offering and Term Loan may harm our financial condition and operating results.

As of September 30, 2016, we had total consolidated liabilities of approximately $369.3 million, including the short-term liability component of the Term Loan of $3.5 million, and the long-term liability component of the 3.50% Convertible Notes in the amount of $43.4 million and the 3.50% Series A Convertible Notes of $67.2 million as well as the Term Loan in the amount of $60.9 million.

In April 2014, we refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes held by certain investors (the “Participating Holders”) with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Notes. In connection with such transactions, we also paid the Participating Holders approximately $0.4 million in cash.

On January 11, 2016, the Company closed a $70.0 million debt financing agreement with Cerberus Business Finance, LLC, an affiliate of Cerberus Capital Management, L.P (the “Secured Loan”). The net proceeds of the loan were required to be used, in addition to $30.0 million of cash funded by the Company, to retire $100.0 million of Convertible Notes at the earlier of August 2016 or when otherwise redeemed. This financing consists of a $70.0 million first lien senior secured term loan with a 700 basis point margin and 1 percent LIBOR floor. The loan principal amount will be amortized at an effective rate of 5% annually with final payment due in 5 years and is subject to certain maintenance-based covenants. The Secured Loan also includes certain financial covenants, customary events of default, and other customary covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. As required by the terms of the financing, upon the closing of the financing in January 2016, we used a portion of the net proceeds from the financing to repurchase approximately $63.4 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $66.6 million in cash.  In August 2016, we settled the remaining approximately $36.6 million in aggregate principal amount of the 3.75% Convertible Senior Notes and accrued interest for $37.3 million in cash.

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

Date: November 1, 2016