Form 10-Q
period 2016-12-31
ACCURAY INC
filed 2017-02-03
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of January 20, 2017, there were 82,897,307 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended December 31, 2016

We own or have rights to various trademarks and trade names used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi-Art®, RayStation®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision™ Treatment Planning System, CTrue™, H™ Series, iDMS™, InCise™, Iris™, M6™ Series, OIS Connect™, PlanTouch™, QuickPlan™, TomoDirect™, TomoEdge™, TomoH™, TomoHD™, TomoHDA™, TomoHelical™, Tomo Quality Assurance™, Radixact™, StatRT™, and VoLO™. ImagingRing® is a registered trademark belonging to medPhoton GmbH. RayStation® is a registered trademark belonging to RaySearch Laboratories, AB.

PART I.         FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	December 31,	June 30,
	2016	2016 (1)
ASSETS
Current assets:
Cash and cash equivalents	$69,472	$119,771
Short-term investments	38,908	47,239
Restricted cash	470	891
Accounts receivable, net of allowance for doubtful accounts of $763 and $826 as of December 31, 2016 and June 30, 2016, respectively	71,673	56,810
Inventories	116,902	115,987
Prepaid expenses and other current assets	14,516	16,098
Deferred cost of revenue	4,782	4,884
Total current assets	316,723	361,680
Property and equipment, net	24,967	27,878
Goodwill	57,712	57,848
Intangible assets, net	3,634	7,611
Deferred cost of revenue	610	1,996
Other assets	11,517	12,020
Total assets	$415,163	$469,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,154	$15,229
Accrued compensation	18,623	18,725
Other accrued liabilities	16,788	22,184
Short-term debt	3,500	39,900
Customer advances	24,716	22,123
Deferred revenue	91,032	92,051
Total current liabilities	179,813	210,212
Long-term liabilities:
Long-term other liabilities	10,532	10,984
Deferred revenue	11,497	17,665
Long-term debt	166,668	170,512
Total liabilities	368,510	409,373
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2016 and June 30, 2016, respectively; issued and outstanding: 82,894,723 and 81,378,208 shares at December 31, 2016 and June 30, 2016, respectively	83	81
Additional paid-in-capital	488,908	481,346
Accumulated other comprehensive loss	(2,236)	(960)
Accumulated deficit	(440,102)	(420,807)
Total stockholders’ equity	46,653	59,660
Total liabilities and stockholders’ equity	$415,163	$469,033

(1)         The condensed consolidated balance sheet at June 30, 2016 has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net revenue:
Products	$35,398	$55,759	$70,997	$95,754
Services	52,104	53,153	103,011	102,789
Total net revenue	87,502	108,912	174,008	198,543
Cost of revenue:
Cost of products	22,969	32,717	46,321	55,734
Cost of services	33,146	33,624	64,956	66,340
Total cost of revenue	56,115	66,341	111,277	122,074
Gross profit	31,387	42,571	62,731	76,469
Operating expenses:
Research and development	11,944	14,931	24,173	29,227
Selling and marketing	13,904	15,076	28,222	28,493
General and administrative	10,362	12,688	21,706	26,104
Total operating expenses	36,210	42,695	74,101	83,824
Loss from operations	(4,823)	(124)	(11,370)	(7,355)
Other expense, net	(4,120)	(5,070)	(8,125)	(10,161)
Loss before provision for income taxes	(8,943)	(5,194)	(19,495)	(17,516)
Provision for (benefit from) income taxes	426	833	(200)	1,537
Net loss	$(9,369)	$(6,027)	$(19,295)	$(19,053)

Net loss per share - basic and diluted	$(0.11)	$(0.08)	$(0.24)	$(0.24)
Weighted average common shares used in computing loss per share:
Basic and diluted	82,328	80,346	81,952	80,053

Net loss	$(9,369)	$(6,027)	$(19,295)	$(19,053)
Foreign currency translation adjustment	(1,325)	(469)	(1,206)	(727)
Unrealized loss on investments, net of tax	(68)	(128)	(70)	(90)
Comprehensive loss	$(10,762)	$(6,624)	$(20,571)	$(19,870)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(19,295)	$(19,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,280	9,061
Share-based compensation	6,387	5,879
Amortization of debt issuance costs	782	771
Amortization and accretion of discount and premium on investments	63	536
Accretion of interest on debt	1,456	3,870
(Recovery of) provision for bad debt, net	(63)	128
Provision for write-down of inventories	665	729
Loss on disposal of property and equipment	—	8
Changes in assets and liabilities:
Restricted cash	421	950
Accounts receivable	(15,848)	10,959
Inventories	(2,559)	(5,669)
Prepaid expenses and other assets	1,425	(3,546)
Deferred cost of revenue	1,471	(2,678)
Accounts payable	10,070	6,715
Accrued liabilities	(3,446)	5,414
Customer advances	3,119	294
Deferred revenues	(5,317)	5,912
Net cash (used in) provided by operating activities	(11,389)	20,280
Cash flows from investing activities
Purchases of property and equipment, net	(3,136)	(4,125)
Purchases of investments	(14,992)	(33,130)
Sales and maturities of investments	23,190	29,505
Net cash provided by (used in) investing activities	5,062	(7,750)
Cash flows from financing activities
Proceeds from employee stock plans	2,050	2,055
Taxes paid related to net share settlement of equity awards	(737)	(2,841)
Payments made to note and loan holders	(42,483)	—
Net cash used in financing activities	(41,170)	(786)
Effect of exchange rate changes on cash and cash equivalents	(2,802)	(2,844)
Net increase (decrease) in cash and cash equivalents	(50,299)	8,900
Cash and cash equivalents at beginning of period	119,771	79,551
Cash and cash equivalents at end of period	$69,472	$88,451

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017, or for any other future interim period or fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 24, 2016. The Company’s significant accounting policies are described in Note 2 to those audited consolidated financial statements and there have been no subsequent material changes to such policies.

Recent Accounting Standard Update Not Yet Effective

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. This ASU will be effective for the Company in the first quarter of its fiscal year 2019 and early adoption is permitted. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of these standards on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU will be effective for the Company in the first quarter of its fiscal year 2019 and early adoption is permitted. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standards on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 (ASU 2016-13) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This ASU will be effective for the Company in the first quarter of its fiscal year 2021 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of the Company’s fiscal year 2020. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU will be effective for the Company in the first quarter of its fiscal year 2018 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will be effective for the Company in the first quarter of its fiscal year 2020 and early adoption is permitted. The ASU requires adoption based upon a modified retrospective transition approach. Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01 (ASU 2016-01) Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This ASU will be effective for the Company in the first quarter of its fiscal year 2019 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. In August 2015, the FASB approved a one year deferral of the effective period of ASU 2014-09. The standard will be effective for the Company in the first quarter of its fiscal year 2019, but early adoption is permitted starting in the first quarter of fiscal year 2018. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in 2016 and 2017. Preliminarily, the Company intends to adopt the new standard in the first quarter of fiscal year 2019 using the retrospective approach noted in (ii) above. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures. While the Company’s assessment is ongoing, it believes that the most significant impacts are related to the recognition of revenues for system sales and the potential deferral of sales commissions over a longer period. Due to the complexity of certain of the Company’s customer contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances.

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

For the three months ended December 31, 2016 and 2015, respectively, there were no customers that represented 10% or more of total net revenue. For the six months ended December 31, 2016 and 2015, there were no customers that represented more than 10% and one customer that represented 11% of total net revenue, respectively. One customer accounted for 20% and 18% of the Company’s total accounts receivable as of December 31, 2016 and Jun e 30, 2016, respectively.

Accounts receivable are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement pursuant to which the accounts receivable are generated. Accounts receivable balances are charged against the allowance for doubtful accounts once collection efforts are unsuccessful.

Single source suppliers presently provide the Company with several components. In most cases, if a supplier was unable to deliver these components, the Company believes that it would be able to find other sources at comparable prices for these components subject to any regulatory qualifications, if required.

Revenue Recognition

The Company earns revenue from the sale of products and related services. The Company records revenues net of any value added or sales tax. For arrangements with multiple elements, the Company allocates arrangement fees to products and services based upon Vendor Specific Objective Evidence (VSOE) of fair value of the respective elements, Third-Party Evidence (TPE), or Best Estimate of Selling Price (BESP), using the relative selling price method.

Product and Service Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy Systems. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system. Otherwise, revenue is recognized upon delivery, assuming all other revenue recognition criteria are met.

The Company offers systems with post-contract customer support (PCS), installation services, training and professional services. PCS includes planned and corrective maintenance services, software updates, bug fixes, as well as call-center support. Service revenue is generated primarily from PCS (warranty period services and post warranty services), installation services, training, parts and upgrades that are sold under service contracts and professional services. PCS revenue is deferred and recognized over the service period. Installation service revenue is recognized concurrently with system revenue. Training and professional service revenues that are not deemed essential to the functionality of the systems are recognized as such services are performed.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator:
Net loss used to compute basic and diluted loss per share	$(9,369)	$(6,027)	$(19,295)	$(19,053)
Denominator:
Weighted average shares used in computing basic and diluted loss per share	82,328	80,346	81,952	80,053

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”), the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 (together, the “Convertible Notes”) and the 3.75% Convertible Senior Notes (the “3.75% Convertible Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive. The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2016	2015
Stock options	2,850	2,409
RSUs, PSUs and MSUs	5,622	4,834
3.50% Convertible Notes	8,378	8,378
3.50% Series A Convertible Notes	—	2,781
	16,850	18,402

Outstanding Convertible Notes—Diluted Share Impact

The 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.50% Series A Convertible Notes, totaling approximately 13.2 million shares were not included in the potentially diluted share count table above. The zero potentially dilutive shares of the 3.50% Series A Convertible Notes as of December 31, 2016, included in the table above are the result of the lower average share price, which was below the conversion price and management’s intent to settle the principal amount thereof in cash. The number of premium shares included in the Company’s diluted share count will vary with fluctuations in the Company’s share price. Higher actual share prices result in a greater number of premium shares.

The 3.75% Convertible Notes were fully settled in cash during January and August of 2016 as further discussed in Note 8. As of December 31, 2015, approximately 10.6 million shares related to the 3.75% Convertible Notes were excluded from the potentially dilutive share count table above due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash. In addition, there were no premium shares associated with the 3.75% Convertible Notes as the Company’s average share price did not exceed the conversion price as of December 31, 2015.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Americas	$39,183	$51,000	$79,825	$96,290
Europe, Middle East, India and Africa	25,638	35,784	46,920	58,818
Asia-Pacific	8,347	15,739	21,572	32,721
Japan	14,334	6,389	25,691	10,714
Total	$87,502	$108,912	$174,008	$198,543

Information regarding geographic areas in which the Company has long lived tangible assets is as follows (in thousands):

	December 31,	June 30,
	2016	2016
Americas	$20,958	$23,842
Europe, Middle East, India and Africa	669	551
Asia-Pacific	1,773	1,342
Japan	1,567	2,143
Total	$24,967	$27,878

2. Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and capital leases, totaled $6.0 million and $7.6 million at December 31, 2016 and June 30, 2016, respectively, and are included in Other Assets in the condensed consolidated balance sheets. Of the $6.0 million in financing receivables at December 31, 2016, $3.2 million is related to sales-type leases with customers while the remaining $2.8 million is related to contractual maturities of more than one year. Of the $7.6 million in financing receivables at June 30, 2016, $3.5 million is related to sales-type leases with customers while the remaining $4.1 million is related to contractual maturities of more than one year. Due to the homogenous nature of the leasing transactions, the Company manages them on an aggregate basis when assessing and monitoring credit risk. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. Accounts rated as low risk typically have the equivalent of a Moody’s rating of Baa3 or higher, while accounts rated as moderate risk generally have the equivalent of a Ba1 or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payments. As of December 31, 2016, the sales-type lease portion of the financing receivables was rated at a moderate risk. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of December 31, 2016 and June 30, 2016. Based upon such assessment, the Company did not record an allowance for credit losses related to such financing receivables as of December 31, 2016 and June 30, 2016, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

		Financed
	Lease	Service Contracts
December 31, 2016	Receivables	and Other	Total
Gross	$4,417	$4,931	$9,348
Residual value	—	—	—
Unearned income	(515)	—	(515)
Allowance for credit loss	—	—	—
Total, net	$3,902	$4,931	$8,833
Reported as:
Current	$743	$2,092	$2,835
Non-current	3,159	2,839	5,998
Total, net	$3,902	$4,931	$8,833

		Financed
	Lease	Service Contracts
June 30, 2016	Receivables	and Other	Total
Gross	$4,998	$5,840	$10,838
Residual value	—	—	—
Unearned income	(623)	—	(623)
Allowance for credit loss	—	—	—
Total, net	$4,375	$5,840	$10,215
Reported as:
Current	$840	$1,778	$2,618
Non-current	3,535	4,062	7,597
Total, net	$4,375	$5,840	$10,215

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. Future minimum lease payments to be received as of December 31, 2016 are presented as follows (in thousands):

Year Ending June 30,	Amount
2017 (remaining six months)	$387
2018	930
2019	930
2020	930
2021	930
2022	310
Total	$4,417

Inventories

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2016	2016
Raw materials	$46,074	$50,480
Work-in-process	19,567	20,190
Finished goods	51,261	45,317
Inventories	$116,902	$115,987

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,
	2016	2016
Furniture and fixtures	$4,505	$4,527
Computer and office equipment	11,696	11,485
Software	11,352	11,104
Leasehold improvements	22,631	21,632
Machinery and equipment	49,316	47,171
Construction in progress	2,413	4,412
	101,913	100,331
Less: Accumulated depreciation	(76,946)	(72,453)
Property and equipment, net	$24,967	$27,878

Depreciation expense related to property and equipment for the three and six months ended December 31, 2016 was $2.6 million and $5.3 million, respectively. Depreciation expense related to property and equipment for the three and six months ended December 31, 2015 was $2.5 million and $5.1 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six Months	Year
	Ended	Ended
	December 31,	June 30,
	2016	2016
Balance at the beginning of the period	$57,848	$58,054
Currency translation	(136)	(206)
Balance at the end of the period	$57,712	$57,848

In the second quarter of fiscal 2017, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s unamortized intangible assets associated with completed acquisitions at December 31, 2016 and June 30, 2016 are as follows (in thousands):

		December 31, 2016			June 30, 2016
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
(in years)
Developed technology	5 — 6	$46,743	$(43,109)	$3,634	$46,743	$(39,132)	$7,611

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2016 and June 30, 2016.

Amortization expense related to intangible assets for the three and six months ended December 31, 2016 was $2.0 million and $4.0 million, respectively. Amortization expense related to intangible assets for the three and six months ended December 31, 2015 was $2.0 million and $4.0 million, respectively.

The estimated future amortization expense of purchased intangible assets as of December 31, 2016 is as follows (in thousands):

Year Ending June 30,	Amount
2017 (remaining 6 months)	$3,634

4. Foreign Exchange Instruments

The Company utilizes foreign currency forward contracts with well-known financial institutions to manage its exposure to fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. The Company intends to exchange foreign currencies for U.S. Dollars at maturity. There were no outstanding foreign currency forward contracts at the end of December 31, 2016 and June 30, 2016.

The following table shows the effect of forward contracts not designated as hedging instruments and foreign currency transactions gains and losses, which were included in “Other expense, net” on the condensed consolidated statements of operations in three and six months ended December 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Foreign currency exchange loss on foreign contracts	$(604)	$(890)	$(1,167)	$(2,303)
Foreign currency transactions gain (loss)	(48)	(42)	84	432

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	December 31, 2016
				Estimated Fair Value
		Gross	Gross	Cash and
	Amortized	Unrealized	Unrealized	Cash	Short-term
	Cost	Gains	Losses	Equivalents	Investments
Cash	$67,350	$—	$—	$67,350	$—
Level 1
Money market funds	2,122	—	—	2,122	—

Level 2
U.S. government agency securities	38,993	—	(85)	—	38,908
Total	$108,465	$—	$(85)	$69,472	$38,908

	June 30, 2016
				Estimated Fair Value
		Gross	Gross	Cash and
	Amortized	Unrealized	Unrealized	Cash	Short-term
	Cost	Gains	Losses	Equivalents	Investments
Cash	$95,906	$—	$—	$95,906	$—
Level 1
Money market funds	13,362	—	—	13,362	—
	13,362	—	—	13,362	—
Level 2
Commercial paper	14,704	—	—	8,938	5,766
U.S. government agency securities	28,000	7	(17)	—	27,990
U. S. treasury securities	3,997	1	—	—	3,998
Municipal debt securities	1,565	—	—	1,565	—
Corporate debt securities	9,491	—	(6)	—	9,485
	57,757	8	(23)	10,503	47,239
Total	$167,025	$8	$(23)	$119,771	$47,239

Certain investments in the table above are classified as having Level 2 inputs because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of December 31, 2016. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. As of December 31, 2016, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended December 31, 2016.

Contractual maturities of available-for-sale securities at December 31, 2016 were as follows (in thousands):

	December 31, 2016
	Amortized	Estimated
	Cost	Fair Value
Due in 1 year or less	$14,122	$14,110
Due in 1-2 years	26,993	26,920
	$41,115	$41,030

The following table summarizes the available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
December 31, 2016
Debt Securities:
U. S. government agency securities	$(12)	$11,988	$(73)	$26,920	$(85)	$38,908
Total	$(12)	$11,988	$(73)	$26,920	$(85)	$38,908
June 30, 2016
Debt Securities:
Corporate debt securities	$(3)	$6,325	$(3)	$3,160	$(6)	$9,485
U. S. government agency securities	—	—	(17)	19,988	(17)	19,988
Total	$(3)	$6,325	$(20)	$23,148	$(23)	$29,473

The Company held a total of 13 positions as of December 31, 2016 and 11 positions as of June 30, 2016 that were in an unrealized loss position. Based on the Company’s review of these securities, the Company believes it had no other-than-temporary impairments on these securities as of December 31, 2016 and June 30, 2016 because it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were insignificant for the three and six months ended December 31, 2016 and the year ended June 30, 2016.

Assets and Liabilities That are Measured at Fair Value on a Nonrecurring Basis

The Company’s non-marketable equity investments and non-financial assets, such as goodwill, intangible assets, and property, plant, and equipment (measured at fair value if a write-down is recognized) are evaluated for impairment annually or when indicators of impairment exist. The fair value measurement of non-marketable equity investments is performed by a third-party analyst using Level 3 inputs. Non-financial assets such as identified intangible assets acquired in connection with an acquisition are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment and estimates. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. The Company did not record any impairment charges for non-marketable equity investments or non-financial assets in the three and six months ended December 31, 2016.

The following table summarizes the carrying values and estimated fair values of our short-term and long-term debt (in thousands):

	December 31, 2016		June 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$—	$—	$36,400	$36,487
3.50% Convertible Notes	43,642	47,472	43,195	51,450
3.50% Series A Convertible Notes	67,748	74,785	66,613	81,053
Secured Loan (1)	58,778	58,778	64,204	64,204
Total	$170,168	$181,035	$210,412	$233,194

(1)         The carrying value of the Secured Loan approximates fair value as the Company did not elect the fair value option for the Secured Loan.

The Convertible Notes are measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Convertible Notes is not readily available.

6. Commitments and Contingencies

Operating Lease Agreements

The Company leases office and manufacturing space under non-cancelable operating leases with various expiration dates through December 2025. In October 2016, the Company signed a lease extension on its Madison, Wisconsin facility through 2025, which would have expired in 2018. Accordingly, the Company’s lease obligations increased from $39.9 million as of June 30, 2016 to $50.0 million as of December 31, 2016.

Future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2016 are as follows (in thousands):

Operating
Year Ending June 30,	Leases
2017 (remaining 6 months)	$4,489
2018	8,385
2019	6,404
2020	6,142
2021	5,925
Thereafter	18,690
Total	$50,035

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2016. As discussed in Note 8, in August 2016, the Company settled the remaining approximately $36.6 million in aggregate principal amount of the 3.75% Convertible Senior Notes and accrued interest for $37.3 million in cash in its first fiscal quarter. During the second fiscal quarter, the Company repaid $5.0 million of its Secured Loan. Except for the change in lease obligations presented in the above table and a reduction of the Company’s Notes and Secured Loan, there has been no significant changes outside of the ordinary course of business in those obligations during the three and six months ended December 31, 2016.

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

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2016.

7. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Cost of revenue	$418	$433	$942	$822
Research and development	501	622	1,164	1,171
Selling and marketing	686	758	1,308	1,402
General and administrative	1,309	1,552	2,973	2,484
	$2,914	$3,365	$6,387	$5,879

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

The Company may, at its election, repay the Secured Loan at any time and if so, the Company will be required to pay a prepayment premium of 2% of the outstanding amount if the Secured Loan is repaid or accelerated within the first year and 1% of the outstanding amount if the Secured Loan is repaid or accelerated within the second year. During the second fiscal quarter of 2017, the Company repaid $5.0 million of its Secured Loan. In conjunction with the payment, the Company and Cerberus entered into an amendment to the Secured Loan agreement to modify certain financial covenants and the Company paid a fee of $0.3 million.

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

In January 2016, the Company repurchased approximately $63.4 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $66.6 million in cash. In August 2016, the Company settled the remaining 3.75% Convertible Senior Notes for approximately $36.6 million aggregate principal amount and $0.7 million accrued interest for approximately $37.3 million in cash.

3.50% Convertible Senior Notes due February 2018

In February 2013, the Company issued $115.0 million aggregate principal amount of its 3.50% Convertible Senior Notes to certain Qualified Institutional Buyers or QIBs. The 3.50% Convertible Senior Notes were offered and sold to the QIBs pursuant to Rule 144A. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $110.5 million. The offering costs and the initial purchaser’s discount and commission (which are recorded in Long-term Debt) are both being amortized to interest expense using the effective interest method over five years. The 3.50% Convertible Senior Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, which began on August 1, 2013. The 3.50% Convertible Senior Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted.

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

In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in Long-term Debt on the condensed consolidated balance sheet as of December 31, 2016.

3.50% Series A Convertible Senior Notes due February 2018

On April 17, 2014, the Company entered into note exchange agreements with certain holders (the “Participating Holders”) of the 3.50% Convertible Notes to refinance approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Notes. Pursuant to the note exchange agreements, the Company also paid the Participating Holders an aggregate of approximately $0.4 million in cash in connection with such transactions. The principal amount of 3.50% Convertible Notes refinanced for each $1,000 principal amount of the 3.50% Series A Convertible Notes was $1,000 and the amount in cash paid per $1,000 principal amount of such 3.50% Convertible Notes delivered was determined in individual negotiations between the Company and each Participating Holder. The 3.50% Series A Convertible Notes have the same interest rate, maturity and other terms as the 3.50% Convertible Notes, except that the 3.50% Series A Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s option.

The 3.50% Series A Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Series A Convertible Notes may convert their Securities at any time on or after November 1, 2017 until the close of business on the business day immediately preceding the maturity date. Prior to November 1, 2017, holders of the 3.50% Series A Convertible Notes may convert their securities only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2014, and only during such calendar quarter, if the closing sale price of the Company’s common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the “Note Measurement Period”) in which the trading price per $1,000 principal amount of 3.50% Series A Convertible Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; or (3) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the 3.50% Series A Convertible Notes, the Company will have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company’s election. At any time on or prior to the 17th business day immediately preceding the maturity date, the Company may irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company’s conversion obligation or (b) pay cash up to the aggregate principal amount of the 3.50% Series A Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 3.50% Series A Convertible Notes being converted. The initial conversion rate is 187.6877 shares of the Company’s common stock per $1,000 principal amount of 3.50% Series A Convertible Notes (which represents an initial conversion price of approximately $5.33 per share of the Company’s common stock). The conversion rate, and thus the conversion price, is subject to adjustment as further described below.

Holders of the 3.50% Series A Convertible Notes who convert their notes in connection with a “make-whole fundamental change”, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the Indenture, holders of the 3.50% Series A Convertible Notes may require the Company to purchase all or a portion of their 3.50% Series A Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 3.50% Series A Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

The following table presents the carrying values of all Convertible Notes and notes issued pursuant to the Secured Loan (collectively, “Notes”) as of December 31, 2016 (in thousands):

		3.50%	3.50%
	Secured	Convertible	Series A
	Loan	Notes	Convertible Notes	Total
Carrying amount of the equity conversion component	$—	$—	$7,844	$7,844
Principal amount of the Notes	62,375	44,654	70,346	177,375
Unamortized debt costs	(2,477)	(1,012)	—	(3,489)
Unamortized debt discount	(1,120)	—	(2,598)	(3,718)
Net carrying amount	$58,778	$43,642	$67,748	$170,168

A summary of interest expense on the Notes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Interest expense related to contractual interest coupon	$2,339	$1,990	$4,870	$3,935
Interest expense related to amortization of debt discount	640	1,950	1,456	3,870
Interest expense related to amortization of debt issuance costs	379	368	782	771
	$3,358	$4,308	$7,108	$8,576

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

The components of accumulated other comprehensive loss in the equity section of the balance sheets are as follows (in thousands):

	December 31,	June 30,
	2016	2016
Net unrealized loss on short-term investments	$(85)	$(15)
Cumulative foreign currency translation adjustment	(85)	1,121
Defined benefit pension obligation	(2,066)	(2,066)
Accumulated other comprehensive loss	$(2,236)	$(960)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of December 31, 2016 and results of operations for the three and six months ended December 31, 2016 and 2015 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts, the effects of our process improvements on age-outs, backlog and revenue; expected uses of cash during fiscal 2017; the anticipated drivers of our future capital requirements; the success of the multi-leaf collimator, or InCise MLC for the CyberKnife Systems, its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our belief that TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar and foreign currencies as well as our ability to mitigate such risks; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including those risks discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2016, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Our CyberKnife M6 Series Systems have the option of: fixed collimator, Iris Variable Aperture Collimator and/or multi-leaf collimator, or InCise MLC. The InCise MLC is designed specifically for the M6 Series. With the addition of the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife System, faster and for a wider range of tumor types. The addition of the InCise MLC, now makes it faster and more efficient to treat a wider range of tumor types with the CyberKnife M6 Series System, including larger tumors and those with multiple sites of disease.

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

TomoTherapy and Radixact Systems

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. The TomoTherapy Systems are specifically designed for image-guided intensity-modulated radiation therapy (IG-IMRT). The TomoTherapy System is cleared for sale by the FDA and in most major markets globally. The TomoTherapy Systems include the TomoTherapy H Series Systems with configurations of TomoH, TomoHD and TomoHDA. Based on a CT scanner platform, the systems provide continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver highly accurate, individualized dose distributions which precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for the patient. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung and head and neck cancers, in addition to complex and novel treatments such as total marrow irradiation. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. The new Radixact System is the next generation TomoTherapy platform and is currently approved for sale in the US, Europe, Japan and other territories. The Radixact System is a new, smart system with integrated Accuray Precision treatment planning software and the new iDMS Data Management System. The Radixact System leverages the TomoTherapy System’s efficient daily low-dose fan beam MVCT image guidance and unique ring gantry architecture, delivering precise radiation treatments for more patients, faster, with simpler, more automated workflows. We believe the TomoTherapy Systems and the Radixact System offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

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

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization and we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through distributors and sales agents. In addition to our offices in the United States, we have sales and service offices in Europe, Asia, South America, and throughout the world.

Key Metrics

Backlog

For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, Post-Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $426.2 million as of December 31, 2016 compared to $405.9 million as of June 30, 2016.

In order for the product portion of a system sales agreement to be counted as backlog, it must meet the following criteria:

•                  The contract is properly executed by both the customer and us. A customer purchase order that incorporates the terms of our contract quote will be considered equivalent to a signed and executed contract. The contract has either cleared all its contingencies or contained no contingencies when signed.

•                  We have received a minimum deposit or a letter of credit; or the sale is to a customer where a deposit is deemed not necessary or customary (i.e. sale to a government entity, a large hospital, group of hospitals or cancer care group that has sufficient credit, customers with trade-in of existing equipment, sales via tender awards, or indirect channel sales that have signed contracts with end-customers);

•                  The specific end customer site has been identified by the customer in the written contract or written amendment;

•                  Less than 2.5 years have passed since the contract met all the criteria above.

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems, Radixact System and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact backlog. Generally, strengthening in the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2016	2015	2016	2015
Gross orders	$78,454	$67,078	$128,789	$132,006
Net orders	54,069	42,679	91,256	87,478
Order backlog at the end of the period	426,158	366,668	426,158	366,668

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Net product orders are defined as gross product orders less cancellations, age-outs and foreign exchange adjustments.

Gross orders increased by $11.4 million for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015.  This was a result of an increase of $10.5 million in new system order volume compared to the same prior year period. The CyberKnife System order volume drove the increase for this period and was partially offset by a decrease in order volume for the TomoTherapy System and upgrade orders and other adjustments which increased by $0.9 million in the three months ended December 31, 2016 as compared to the same prior year period.

Gross orders decreased by $3.2 million for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015. This was a result of a decrease of $8.7 million in new system order volume compared to the same prior year period. The CyberKnife System order volume drove the decrease for this period and was partially offset by an increase in order volume for the TomoTherapy System. The decline was offset by upgrade orders and other adjustments which increased by $5.5 million in the six months ended December 31, 2016 as compared to the same prior year period.

Net Orders

Net orders increased by $11.4 million for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, resulting from the increase in gross orders of $11.4 million and foreign currency and other adjustments of $1.4 million. These increases were offset by cancellations of $0.6 million and net age-outs of $0.8 million.

•                  There were age-outs of $19.9 million for the three months ended December 31, 2016, an increase of $0.8 million from the prior year period due to more systems exceeding the 2.5 year criteria specified above. The age-outs for the three months ended December 31, 2016 included $1.9 million of age-ins which represent orders that have previously aged-out but have been taken to revenue in the current period.  Age-ins offset the gross amount of age-outs in a particular period.

•                  There were cancellations of $3.6 million and $3.0 million in the three months ended December 31, 2016 and 2015, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Currency impacts resulted in a decrease in net orders of $0.9 million and $2.3 million in the three months ended December 31, 2016 and 2015, respectively.

Net orders increased by $3.8 million for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015, resulting from fewer net age-outs of $7.0 million and positive currency impacts of $1.1 million.  These items were partially offset by increased cancellations of $1.1 million and a decline in gross orders of $3.2 million as compared to the same prior year period.

•                  There were net age-outs of $30.6 million for the six months ended December 31, 2016, a decrease of $7.0 million from the prior year period due to fewer systems exceeding the 2.5 year criteria specified above. The age-outs of $30.6 million for the six months ended December 31, 2016 included age-ins of $1.9 million which would represent orders that have previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•                  There were cancellations of $7.1 million and $6.0 million in the six months ended December 31, 2016 and 2015, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Currency impacts resulted in an increase in net orders of $0.1 million and a decrease in net orders of $1.0 million in the six months ended December 31, 2016 and 2015, respectively.

Currently, we expect age-outs in the third quarter of this fiscal year to be approximately $11.0 million as compared to $19.9 million in age-outs recorded during the three months ended December 31, 2016.

Results of Operations — Three and six months ended December 31, 2016 and 2015

	Three Months Ended December 31,					Six Months Ended December 31,
	2016		2015		2016-2015	2016		2015		2016-2015
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	% change	Amount	% (a)	Amount	% (a)	% change
Products	$35,398	40%	$55,759	51%	(37)%	$70,997	41%	$95,754	48%	(26)%
Services	52,104	60	53,153	49	(2)	103,011	59	102,789	52	—
Net revenue	$87,502	100%	$108,912	100%	(20)%	$174,008	100%	$198,543	100%	(12)%
Gross profit	$31,387	36%	$42,571	39%	(26)%	$62,731	36%	$76,469	39%	(18)%
Products gross profit	12,429	35	23,042	41	(46)	24,676	35	40,020	42	(38)
Services gross profit	18,958	36	19,529	37	(3)	38,055	37	36,449	35	4
Research and development expenses	11,944	14	14,931	14	(20)	24,173	14	29,227	15	(17)
Selling and marketing expenses	13,904	16	15,076	14	(8)	28,222	16	28,493	14	(1)
General and administrative expenses	10,362	12	12,688	12	(18)	21,706	12	26,104	13	(17)
Other expense, net	4,120	5	5,070	5	(19)	8,125	5	10,161	5	(20)
Provision for (benefit from) income taxes	426	1	833	1	(49)	(200)	0	1,537	1	(113)
Net loss	$(9,369)	11%	$(6,027)	6%	55%	$(19,295)	11%	$(19,053)	10%	1%

(a)       Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net Revenue

Product Net Revenue. Product net revenue decreased by $20.4 million for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, primarily due to a decrease of $18.3 million in revenue from system sales resulting from a shift in product and channel mix as we had fewer units of the CyberKnife and TomoTherapy systems taken to revenue as compared to the same period in the prior year. As our CyberKnife systems generally have a higher average sale price, the overall net product revenue decreased year-over-year. In addition, the decrease in revenue is attributable to a slight increase in the revenue conversion process mainly resulting from a higher percentage of order growth in our distributor channels which results in less control over the timing of revenue. There was also a decrease of $2.1 million in upgrade and other revenue as compared to the prior year period. From time to time, we may amend sales agreements for system orders in backlog between Accuray and our distributors in order to shift responsibility of the installation of the system from us to the distributor. In such cases, the total purchase price of the system will be reduced accordingly as negotiated with the distributor on a case by case basis. This may result in us recognizing revenue for such systems earlier than previously anticipated. For the quarter ended December 31, 2016, the amount of revenue recognized as a result of such amendments accounted for less than 5% of our total revenue.

Product net revenue decreased by $24.8 million for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015, primarily due to a decrease of $21.4 million revenue from new system sales resulting from product and channel mix as we had fewer units of the CyberKnife and TomoTherapy systems taken to revenue as compared to the same period in the prior year. As our CyberKnife systems generally have a higher average sale price, the overall net product revenue decreased year-over-year. In addition, the decrease in revenue is attributable to a slight increase in the revenue conversion process mainly resulting from a higher percentage of order growth in our distributor channels which results in less control over the timing of revenue. There was also a decrease of $3.4 million in upgrade and other revenue as compared to the prior year period.

Services Net Revenue. Services net revenue decreased by $1.0 million for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. The decrease was driven by decreased installation and spare parts revenue of $1.9 million and a decrease in training revenue of $2.3 million. These decreases were offset by increased PCS revenue of $3.2 million due to an increased install base.

Services net revenue increased by $0.2 million for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015. The increase was driven by increased PCS revenue of $4.4 million due to an increased install base and was offset by a decrease in training revenue of $1.5 million, spare parts revenue of $1.5 million and installation revenue of $1.2 million.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net revenue	$87,502	$108,912	$174,008	$198,543
Americas	45%	47%	46%	48%
Europe, Middle East, India and Africa	29%	33%	27%	30%
Asia Pacific (excluding Japan and India)	10%	14%	12%	16%
Japan	16%	6%	15%	6%

Revenue derived from sales outside of the Americas region was $48.3 million and $57.9 million for the three months ended December 31, 2016 and 2015, respectively, and represented 55% and 53% of our net revenue during these periods, respectively. Revenue derived from sales outside of the Americas region was $94.2 million and $102.3 million for the six months ended December 31, 2016 and 2015, respectively, and represented 54% and 52% of our net revenue during these periods, respectively.

Gross Profit

Overall gross profit for the three months ended December 31, 2016, decreased $11.2 million, or 26%, as compared to the three months ended December 31, 2015. Product gross profit decreased 46%, or $10.6 million, primarily due to the decrease in systems taken to revenue as well as lower margins due to product and channel mix. Service gross profit decreased 3%, or $0.6 million, as a result of lower service revenues of $1.0 million, partially offset by decreased service costs of $0.4 million resulting from reductions in departmental spending due to headcount decreases and lower parts utilization.

Overall gross profit for the six months ended December 31, 2016, decreased $13.7 million, or 18%, as compared to the six months ended December 31, 2015. Product gross profit decreased 38%, or $15.3 million, primarily due to the decrease in systems taken to revenue as well as lower margins due to product and channel mix. Service gross profit increased 4%, or $1.6 million, as a result of higher service revenues of $0.2 million and decreased service costs of $1.4 million resulting from reductions in departmental spending due to headcount decreases and lower parts utilization.

Research and Development

Research and development expenses were $11.9 million in the three months ended December 31, 2016 as compared to $14.9 million in the three months ended December 31, 2015, which represents a decrease of $3.0 million, or 20%. The decrease was primarily due to a $1.2 million decrease in consulting fees as a result of completion of roadmap development projects and decreased compensation related expenses of $0.9 million due to lower headcount and delays in hiring as compared with the prior fiscal year period. Additionally, there was a decrease of $0.4 million in project-related expenses due to deferral of certain projects as well as a decrease of $0.5 million in IT and facilities allocated expenses.

Research and development expenses were $24.2 million in the six months ended December 31, 2016 as compared to $29.2 million in the six months ended December 31, 2015, which represents a decrease of $5.1 million, or 17%. The decrease was primarily due to a $2.3 million decrease in consulting fees as a result of completion of roadmap development projects and decreased compensation related expenses of $1.3 million due to lower headcount and delays in hiring as compared with the prior fiscal period. Additionally, there was a decrease of $0.6 million in project-related expenses due to deferral of certain projects as well as a decrease of $0.9 million in IT and facilities allocated expenses.

Selling and Marketing

Selling and marketing expenses for the three months ended December 31, 2016 were $13.9 million as compared to $15.1 million for the three months ended December 31, 2015, which represents a decrease of $1.2 million, or 8%. The decrease was primarily because of $1.4 million in lower marketing related expenses driven primarily by the timing of tradeshows as well as a decrease in compensation costs of $0.2 million. These decreases were offset by higher outside services costs of $0.4 million related to new marketing programs.

Selling and marketing expenses for the six months ended December 31, 2016 were $28.2 million as compared to $28.5 million for the six months ended December 31, 2015, which represents a decrease of $0.3 million, or 1%. The decrease was primarily because of a $1.4 million lower compensation expense related to a decrease in commission expense. The decrease was offset by higher outside services costs of $0.7 million related to new marketing programs and $0.3 million in marketing expenses related to trade shows and $0.1 million in IT and facilities allocated expenses.

General and Administrative

General and administrative expenses for the three months ended December 31, 2016 were $10.4 million as compared to $12.7 million for the three months ended December 31, 2015, which represents a decrease of $2.3 million, or 18%. This decrease was mainly attributable to $2.5 million in lower legal fees associated with litigation settlements in the second quarter of fiscal year 2016 as described in Note 7 to the financial statements in our Annual Report on Form 10-K for the year ended June 30, 2016. In addition, personnel related expenses decreased $0.2 million due to lower bonus accruals as compared to the same period in the prior year, as well as lower outside services costs of $0.3 million. These decrease were partially offset by higher IT and facilities allocated expenses of $0.6 million.

General and administrative expenses for the six months ended December 31, 2016 were $21.7 million as compared to $26.1 million for the six months ended December 31, 2015, which represents a decrease of $4.4 million, or 17%. This decrease was mainly attributable to $5.7 million in lower legal fees associated with litigation settlements in the first and second quarter of fiscal year 2016 as described in Note 7 to the financial statements in our Annual Report on Form 10-K for the year ended June 30, 2016. This decrease was partially offset by increased employee compensation expenses of $0.1 million and higher IT and facilities allocated expenses of $1.2 million.

Other Expense, net

Other expense, net for the three months ended December 31, 2016 was $4.1 million as compared to $5.1 million for the three months ended December 31, 2015, which represents a decrease of $1.0 million, or 19%. There was a decrease in interest expense of $1.0 million due to the settlement of the 3.75% Convertible Senior Notes in the first quarter of fiscal 2017. In addition, there was a decrease in foreign exchange losses of $0.3 million, related primarily to foreign exchange hedging activities. These decreases were offset by a $0.3 million fee related to the amendment of certain covenants to our Secured Loan.

Other expense, net for the six months ended December 31, 2016 was $8.1 million as compared to $10.2 million for the six months ended December 31, 2015, which represents a decrease of $2.1 million, or 20%. There was a decrease in interest expense of $1.5 million due to the settlement of the 3.75% Convertible Senior Notes in the first quarter of fiscal 2017. In addition, there was a decrease in foreign exchange losses of $0.8 million, related primarily to foreign exchange hedging activities. These decreases were offset by a $0.3 million fee related to the amendment of certain covenants to our Secured Loan.

Provision for Income Taxes

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income taxes expense of $0.4 million and an income tax benefit of $0.2 million for the three and six months ended December 31, 2016, respectively. Income tax expense was $0.8 million and $1.5 million for the three and six months ended December 31, 2015, respectively. The decrease in tax expense for the three and six months ended December 31, 2016 as compared to the prior year comparable periods was due to a decrease in foreign earnings. In addition, the decline in income tax expense for the six months ended December 31, 2016 was attributable to the recognition of an income tax benefit of approximately $1.4 million in the first quarter of fiscal 2017 as a result of the completion of tax audits by the Swiss authorities for the period from fiscal 2011 through fiscal 2015.

Liquidity and Capital Resources

At December 31, 2016, we had $69.5 million in cash and cash equivalents and $38.9 million in short-term investments, for a total of $108.4 million. Refer to Note 8, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes and our Senior Secured Term Loan. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

As of December 31, 2016, we had approximately $55.6 million of cash and cash equivalents at our foreign subsidiaries. The earnings of our foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources for the next twelve months and do not anticipate the need to repatriate the undistributed earnings of our foreign subsidiaries at December 31, 2016.

Our cash flows for the six months ended December 31, 2016 and 2015 are summarized as follows (in thousands):

	Six Months Ended
	December 31,
	2016	2015
Net cash provided by (used in) operating activities	$(11,389)	$20,280
Net cash provided by (used in) investing activities	5,062	(7,750)
Net cash used in financing activities	(41,170)	(786)
Effect of exchange rate changes on cash and cash equivalents	(2,802)	(2,844)
Net increase (decrease) in cash and cash equivalents	$(50,299)	$8,900

Cash Flows From Operating Activities

Net cash used in operating activities in the six months ended December 31, 2016 was $11.4 million, as compared to $20.3 million provided by operating activities in the six months ended December 31, 2015. Net cash used in operating activities in the six months ended December 31, 2016 was primarily related to:

•                  Net loss, offset by non-cash items of $18.6 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, provision for doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Decrease in restricted cash of $0.4 million due to releases of restrictions on cash related to VAT related guarantees;

•                  Increase in accounts receivable of $15.8 million as a result of the timing of revenue transactions in the second quarter of fiscal 2017, which collections are primarily expected in the third fiscal quarter of 2017;

•                  Increase in inventories of $2.6 million due to increases in purchases in the second quarter of fiscal year 2017 to support expected future Radixact sales and service needs that will begin to be utilized in the third fiscal quarter of 2017;

•                  Decrease in prepaid expenses and other assets of $1.4 million primarily due to the timing of payments to our vendors;

•                  Decrease in deferred revenue of $5.3 million primarily due to the timing of the sale transactions during the second quarter of fiscal year 2017;

•                  Decrease in deferred cost of revenue of $1.5 million primarily due to the release of costs upon revenue recognition;

•                  Increase in accounts payable of $10.1 million primarily due to timing of payments as there was fewer large value payments at the end of the second quarter of fiscal year 2017;

•                  Decrease in accrued liabilities of $3.4 million primarily related to a decrease in loan interest accrual of $1.1 million due to the settlement of the 3.75% Senior Notes in August 2016, a decrease in compensation related accruals of $2.4 million offset by an increase in accruals for taxes of $0.1 million; and

•                  Increase in customer advances of $3.1 million due mainly to increases in new customer orders.

Net cash provided by operating activities in the six months ended December 31, 2015 was primarily related to:

•                  Net loss, offset by non-cash items of $21.0 million related to depreciation of fixed assets, amortization of intangible assets, share-based compensation, amortization and accretion of discount and premium on investments, amortization of debt issuance costs, accretion of interest on long-term debt, provision for doubtful accounts receivable and provision for excess and obsolete inventory;

•                  Decrease in restricted cash of $1.0 million due to releases of restrictions on cash related to bunker constructions during the year;

•                  Decrease in accounts receivable of $11.0 million as a result of collections on customer accounts in excess of billings resulting from significant sales transactions in the fourth fiscal quarter of 2015 that were collected in the first quarter of fiscal year 2016, partially offset by a higher volume of invoicing as compared to payments in the second quarter of fiscal year 2016;

•                  Increase in inventories of $5.7 million due to increases in purchases in the first half of fiscal year 2016 to support expected future sales and service needs that began to be utilized in the second half of fiscal 2016;

•                  Increase in prepaid expenses and other assets of $3.5 million primarily due to an increase in long-term accounts receivable of $6.5 million due to several large revenue contracts with extended payment terms. This was partially offset by a decrease of $1.4 million due to the settlement of value-add taxes in foreign locations, reduction of other prepaids of $0.7 million due to the release of vendor advances and amortization of prepayments for the ASTRO tradeshow offset by new additions, and a reduction in prepaid benefit and other costs of $0.9 million due to the timing of payments;

•                  Increase in deferred revenue of $5.9 million primarily due to additional product revenue deferrals added during the period in excess of the amount of deferred product revenue recognized;

•                  Increase in deferred cost of revenue of $2.7 million primarily due to the timing of inventory transfers to customers;

•                  Increase in accounts payable of $6.7 million primarily due to an increase in inventory purchasing activities in the first half of fiscal year 2016 and timing of payments as there was more large value payment activity at the end of prior year as compared with the end of the second quarter of fiscal year 2016;

•                  Increase in accrued liabilities of $5.4 million primarily related to an increase in legal accruals of $5.7 million due to litigation settlements as well as an increase in the bonus accrual of $1.1 million for the first half of fiscal 2016. These increases were partially offset by decreased revenue related accruals of $1.4 million due to the timing of payments; and

•                  Increase in customer advances of $0.3 million due mainly to payments received for future revenue deliverables.

Cash Flows From Investing Activities

Net cash provided by investing activities was $5.1 million for the six months ended December 31, 2016, which primarily consisted of the sales and maturities of investments of $23.2 million, offset by the purchases of short-term investments of $15.0 million and purchases of property and equipment of $3.1 million.

Net cash used in investing activities was $7.7 million for the six months ended December 31, 2015, which primarily consisted of purchases of short-term investments of $33.1 million and purchases of property and equipment of $4.1 million partially offset by sales and maturities of investments of $29.5 million.

Cash Flows From Financing Activities

Net cash used in financing activities during the six months ended December 31, 2016 was $41.2 million, which was primarily due to $36.6 million in payments made to convertible note holders for the settlement of the 3.75% Convertible Senior Notes and the $5.0 million early payment on the Secured Loan as discussed in Note 8 to the financial statements. In addition, there were $2.1 million in proceeds from employee stock plans which was partially offset by $0.7 million taxes paid related to net share settlements of equity awards.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. As discussed in Note 8, in August 2016, we settled the remaining approximately $36.6 million in aggregate principal amount of the 3.75% Convertible Senior Notes and accrued interest for $37.3 million in cash. In November 2016, we also repaid $5.0 million of our Secured Loan. In addition, we signed a lease extension in October 2016 on our Madison, Wisconsin facility through 2025, which would have expired in 2018 (Refer to Note 6 — Commitments and Contingencies for a detail schedule of lease obligations). Except for the change in debt and lease obligations, there have been no material changes outside of the ordinary course of business in those obligations during the six months ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

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

During the three and six months ended December 31, 2016, we considered our estimated corporate bonus accrual to be a critical accounting estimate. The Company’s bonus accrual for each quarter is based on its performance against Company defined metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2016, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the EURO and the Japanese Yen. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk, such as risks related to fluctuations in foreign currencies. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of December 31, 2016, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at December 31, 2016 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $38.9 million at December 31, 2016. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands):

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$373	$286	$191	$95	$(96)	$(191)	$(287)	$(383)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Please refer to Note 6, Commitments and Contingencies, to the condensed consolidated financial statements above for a description of certain legal proceedings currently pending against the Company. From time to time we are involved in legal proceedings arising in the ordinary course of our business.

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

As of December 31, 2016, we had an accumulated deficit of $440.1 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

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

•                  delays in construction at the customer site; or

•                  delays in the customer obtaining receipt of local or foreign regulatory approvals such as certificates of need in certain states or Class A user licenses in China.

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

•                  delays in our manufacturing processes or unexpected manufacturing difficulties

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

Because many of our operating expenses are based on anticipated sales and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Our overall gross margins are impacted by a number of factors described in our risk factor entitled “Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and services, which we may not be able to achieve.” If our financial results fall below the expectation of securities analysts and investors, the trading price of our common stock would almost certainly decline.

We report on a quarterly and annual basis our orders and backlog. Unlike revenues, orders and backlog are not defined by U.S. GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm; therefore, investors should not interpret our orders or backlog in such a manner. Also, for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Particularly high levels of cancellations or age-outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2016, customer contracts with extended payment terms of more than one year amounted to approximately 8% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At December 31, 2016, we had $69.5 million in cash and cash equivalents and $38.9 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. To date, we have experienced no material realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our major stockholders own approximately 40.5% and directors and executive officers own approximately 3.2% of our outstanding common stock as of December 31, 2016, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of December 31, 2016, our major stockholders who each hold 5% or more of our outstanding common stock held in the aggregate approximately 40.5% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 3.2% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Increased leverage as a result of the Convertible Notes offering and Term Loan may harm our financial condition and operating results.

As of December 31, 2016, we had total consolidated liabilities of approximately $368.5 million, including the short-term liability component of the Term Loan of $3.5 million, and the long-term liability component of the 3.50% Convertible Senior Notes in the amount of $43.6 million and the 3.50% Series A Convertible Senior Notes of $67.7 million as well as the Term Loan in the amount of $58.8 million.

In April 2014, we refinanced approximately $70.3 million aggregate principal amount of the 3.50% Convertible Senior Notes held by certain investors (the “Participating Holders”) with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Senior Notes. In connection with such transactions, we also paid the Participating Holders approximately $0.4 million in cash.

On January 11, 2016, the Company closed a $70.0 million debt financing agreement with Cerberus Business Finance, LLC, an affiliate of Cerberus Capital Management, L.P (the “Secured Loan”). The net proceeds of the loan were required to be used, in addition to $30.0 million of cash funded by the Company, to retire $100.0 million of Convertible Senior Notes at the earlier of August 2016 or when otherwise redeemed. This financing consists of a $70.0 million first lien senior secured term loan with a 700 basis point margin and 1 percent LIBOR floor. The loan principal amount will be amortized at an effective rate of 9.6% annually with final payment due in 5 years and is subject to certain maintenance-based covenants. The Secured Loan also includes certain financial covenants, customary events of default, and other customary covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. As required by the terms of the financing, upon the closing of the financing in January 2016, we used a portion of the net proceeds from the financing to repurchase approximately $63.4 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $66.6 million in cash. In August 2016, we settled the remaining approximately $36.6 million in aggregate principal amount of the 3.75% Convertible Senior Notes and accrued interest for $37.3 million in cash.

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

10.1

Amendment No. 1 to Financing Agreement by and among the Registrant, certain subsidiaries of the Registrant, the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the Lenders, dated November 4, 2016.

X
10.2**	Accuray Incorporated 2016 Equity Incentive Plan and forms of award agreements thereunder.	8-K	001-33301	10.1	12/6/16
10.3	Second Amendment to Lease Agreement by and between the Registrant and Old Sauk Trails Park Limited Partnership, dated October 19, 2016.	—	—	—	—	X
10.4	Second Amendment to Lease Agreement by and between the Registrant and Adelphia, LLC, dated October 19, 2016.	—	—	—	—	X
10.5**	Amended and Restated 2007 Employee Stock Purchase Plan	DEF14A	001-33301	Appendix B	10/7/16
10.6**	Performance Bonus Plan	DEF14A	001-33301	Appendix C	10/7/16
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	—	—	—	—
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: February 3, 2017