Form 10-Q
period 2017-03-31
ACCURAY INC
filed 2017-05-05
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 28, 2017, there were 83,000,966 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Accuray Incorporated

Form 10-Q for the Quarter Ended March 31, 2017

We own or have rights to various trademarks and trade names used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi-Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision™ Treatment Planning System, CTrue™, H™ Series, iDMS™, InCise™, Iris™, M6™ Series, OIS Connect™, PlanTouch™, QuickPlan™, TomoDirect™, TomoEdge™, TomoH™, TomoHD™, TomoHDA™, TomoHelical™, Tomo Quality Assurance™, Radixact™, StatRT™, and VoLO™. ImagingRing® is a registered trademark belonging to medPhoton GmbH. RayStation® is a registered trademark belonging to RaySearch Laboratories, AB.

PART I.         FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Accuray Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

(Unaudited)

	March 31,	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$60,170	$119,771
Short-term investments	23,906	47,239
Restricted cash	1,154	891
Accounts receivable, net of allowance for doubtful accounts of $747 and $826 as of March 31, 2017 and June 30, 2016, respectively	87,091	56,810
Inventories	116,573	115,987
Prepaid expenses and other current assets	17,704	16,098
Deferred cost of revenue	3,725	4,884
Total current assets	310,323	361,680
Property and equipment, net	23,353	27,878
Goodwill	57,742	57,848
Intangible assets, net	1,646	7,611
Deferred cost of revenue	666	1,996
Restricted cash	13,085	1,471
Other assets	10,032	10,549
Total assets	$416,847	$469,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,633	$15,229
Accrued compensation	24,224	18,725
Other accrued liabilities	18,551	22,184
Short-term debt	115,702	39,900
Customer advances	18,853	22,123
Deferred revenue	95,250	92,051
Total current liabilities	296,213	210,212
Long-term liabilities:
Long-term other liabilities	10,542	10,984
Deferred revenue	10,301	17,665
Long-term debt	54,335	170,512
Total liabilities	371,391	409,373
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2017 and June 30, 2016, respectively; issued and outstanding: 82,999,966 and 81,378,208 shares at March 31, 2017 and June 30, 2016, respectively	83	81
Additional paid-in-capital	492,311	481,346
Accumulated other comprehensive loss	(1,807)	(960)
Accumulated deficit	(445,131)	(420,807)
Total stockholders’ equity	45,456	59,660
Total liabilities and stockholders’ equity	$416,847	$469,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenue:
Products	$48,032	$53,740	$119,029	$149,494
Services	49,280	51,544	152,291	154,333
Total net revenue	97,312	105,284	271,320	303,827
Cost of revenue:
Cost of products	29,574	29,622	75,895	85,356
Cost of services	32,313	30,718	97,269	97,058
Total cost of revenue	61,887	60,340	173,164	182,414
Gross profit	35,425	44,944	98,156	121,413
Operating expenses:
Research and development	12,484	13,270	36,657	42,497
Selling and marketing	13,025	12,516	41,247	41,009
General and administrative	11,184	13,716	32,890	39,820
Total operating expenses	36,693	39,502	110,794	123,326
Income (loss) from operations	(1,268)	5,442	(12,638)	(1,913)
Other expense, net	(2,919)	(3,963)	(11,044)	(14,124)
Income (loss) before provision for income taxes	(4,187)	1,479	(23,682)	(16,037)
Provision for income taxes	842	723	642	2,260
Net income (loss)	$(5,029)	$756	$(24,324)	$(18,297)

Net income (loss) per share - basic	$(0.06)	$0.01	$(0.30)	$(0.23)
Net income (loss) per share - diluted	$(0.06)	$0.01	$(0.30)	$(0.23)

Weighted average common shares used in computing net income (loss) per share:
Basic	82,913	80,860	82,268	80,320
Diluted	82,913	82,071	82,268	80,320

Net income (loss)	$(5,029)	$756	$(24,324)	$(18,297)
Foreign currency translation adjustment	435	796	(771)	69
Unrealized loss on investments, net of tax	(6)	149	(76)	59
Comprehensive income (loss)	$(4,600)	$1,701	$(25,171)	$(18,169)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Accuray Incorporated

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(24,324)	$(18,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,848	13,644
Share-based compensation	9,985	9,446
Amortization of debt issuance costs	1,165	1,279
Amortization and accretion of discount and premium on investments	70	731
Accretion of interest on debt	2,117	5,155
(Recovery of) provision for bad debt, net	(64)	162
Provision for write-down of inventories	1,131	1,472
Loss on disposal of property and equipment	4	11
Loss on extinguishment of debt	—	965
Changes in assets and liabilities:
Accounts receivable	(30,649)	(10,294)
Inventories	(2,386)	(11,335)
Prepaid expenses and other assets	(1,439)	(3,993)
Deferred cost of revenue	2,474	(1,941)
Accounts payable	8,249	8,724
Accrued liabilities	1,578	1,289
Customer advances	(2,914)	268
Deferred revenues	(2,907)	13,808
Net cash (used in) provided by operating activities	(24,062)	11,094
Cash flows from investing activities
Purchases of property and equipment, net	(3,619)	(5,885)
Purchases of investments	(14,992)	(52,712)
Sales and maturities of investments	38,179	45,695
Net cash provided by (used in) investing activities	19,568	(12,902)
Cash flows from financing activities
Proceeds from employee stock plans	3,075	2,950
Taxes paid related to net share settlement of equity awards	(841)	(3,045)
Payments made to note and loan holders	(43,658)	(65,531)
Proceeds from debt, net of costs	—	64,632
Net cash used in financing activities	(41,424)	(994)
Effect of exchange rate changes on cash and cash equivalents	(1,806)	(244)
Net decrease in cash, cash equivalents and restricted cash	(47,724)	(3,046)
Cash, cash equivalents and restricted cash at beginning of period	122,133	84,709
Cash, cash equivalents and restricted cash at end of period	$74,409	$81,663

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. Certain amounts in the prior year’s condensed consolidated balance sheet have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported condensed consolidated cash flows or statements of operations. The results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017, or for any other future interim period or fiscal year.

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

Recent Accounting Standard Update Not Yet Effective

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of employer-sponsored defined benefit pension and other postretirement plans for the net periodic benefit cost in the statement of operations and requires that the service cost component of net periodic benefit be presented in the same income statement line items as other employee compensation costs for services rendered during the period. The other components of the net benefit costs are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. This guidance allows only the service cost component of net periodic benefit costs to be eligible for capitalization. The guidance will be effective for the Company in the first quarter of its fiscal year 2019 and early adoption is permitted as of the beginning of an annual reporting period. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other Topics (Topic 350)-Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit by determining the fair value of its assets and liabilities (including unrecognized assets and liabilities) to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. The ASU will be effective for the Company in the first quarter of its fiscal year 2021 on a prospective basis and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU will be effective for the Company in the first quarter of its fiscal year 2019 and early adoption is permitted. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This ASU will be effective for the Company in the first quarter of its fiscal year 2021 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of the Company’s fiscal year 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance provides an option to recognize forfeitures as they occur versus estimating them at the time of grant. This ASU will be effective for the Company in the first quarter of its fiscal year 2018 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will be effective for the Company in the first quarter of its fiscal year 2020 and early adoption is permitted. The ASU requires adoption based upon a modified retrospective transition approach. Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This ASU will be effective for the Company in the first quarter of its fiscal year 2019 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. In August 2015, the FASB approved a one year deferral of the effective period of ASU 2014-09. The standard will be effective for the Company in the first quarter of its fiscal year 2019, but early adoption is permitted starting in the first quarter of fiscal year 2018. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in 2016 and 2017. The Company intends to adopt the new standard in the first quarter of fiscal year 2019 by recognizing the cumulative effect of the new standard as an increase to the opening balance of retained earnings. Based upon the Company’s preliminary assessment, certain portions of its product revenue will be accelerated to reflect consideration upon delivery and an element of installation will be deferred until performed. Revenue policies for indirect sales and service revenues are expected to be unchanged under the new guidance. The Company also expects to capitalize incremental contract acquisition costs, such as sales commissions, and amortize over the economic life of its product or contractual relationship with the customer. The Company’s current practice is to defer sales comissions until revenue is recognized. The Company currently does not expect the application of this guidance to have a significant impact on its consolidated financial statements; however, the Company’s assessment may change as it continues its evaluation and analysis of this ASU.

Accounting Standard Update Recently Adopted

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. The Company early adopted this ASU and retrospectively applied the change to the statement of cash flows for the nine months ended March 31, 2016. The Company disclosed its restricted cash on its condensed consolidated balance sheets for the years presented. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

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

For the three months ended March 31, 2017 and 2016, there was one customer that represented 13% of total net revenue and no customers that represented 10% or more of total net revenue, respectively. For the nine months ended March 31, 2017 and 2016, there were no customers that represented more than 10% of total net revenue, respectively. One customer accounted for 25% and 18% of the Company’s total accounts receivable as of March 31, 2017 and June 30, 2016, respectively.

Accounts receivable are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement pursuant to which the receivables are generated. Accounts receivable balances are charged against the allowance for doubtful accounts once collection efforts are unsuccessful.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Numerator:
Net income (loss) used to compute basic and diluted net income (loss) per share	$(5,029)	$756	$(24,324)	$(18,297)
Denominator:
Weighted average shares used to compute basic net income (loss) per share	82,913	80,860	82,268	80,320
Weighted average effect of dilutive stock options	—	101	—	—
Weighted average effect of dilutive RSUs, PSUs and MSUs	—	610	—	—
Weighted average effect of 3.50% Series A convertible notes	—	500	—	—
Weighted average shares used to compute diluted net income (loss) per share	82,913	82,071	82,268	80,320

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.75% Convertible Senior Notes (the “3.75% Convertible Notes”), the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”), the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 (together, the “Convertible Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive. For the three months ended March 31, 2016, the potentially dilutive shares issuable upon the conversion of the 3.50% Series A Convertible Notes were included in the calculation of the diluted net income per share, while the dilutive shares issuable upon the conversion of the 3.50% Convertible Notes were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2017	2016
Stock options	2,510	1,981
RSUs, PSUs and MSUs	5,492	3,558
3.50% Convertible Notes	8,378	8,378
3.50% Series A Convertible Notes	—	—
	16,380	13,917

Outstanding Convertible Notes—Diluted Share Impact

The 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.50% Series A Convertible Notes, totaling approximately 13.2 million shares were not included in the potentially diluted share count table above. The zero potentially dilutive shares of the 3.50% Series A Convertible Notes as of March 31, 2017, included in the table above are the result of the lower average share price, which was below the conversion price and management’s intent to settle the principal amount thereof in cash. The number of premium shares included in the Company’s diluted share count will vary with fluctuations in the Company’s share price. Higher actual share prices result in a greater number of premium shares.

The 3.75% Convertible Notes were fully settled in cash during January and August of 2016 as further discussed in Note 8. As of March 31, 2016, approximately 10.6 million shares related to the 3.75% Convertible Notes were excluded from the potentially dilutive share count table above due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash. In addition, there were no premium shares associated with the 3.75% Convertible Notes as the Company’s average share price did not exceed the conversion price as of March 31, 2016.

Segment Information

The Company has one operating and reporting segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy and radiosurgery for the treatment of cancer patients. The Company’s Chief Executive Officer, its Chief Operating Decision Maker, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset based metrics. Therefore, the information below is presented only for revenues and long-lived tangible assets by geographic areas. Revenue by geographic region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Americas	$38,720	$32,667	$118,545	$128,957
Europe, Middle East, India and Africa	21,785	43,643	68,705	102,461
Asia-Pacific	13,520	16,505	35,092	49,226
Japan	23,287	12,469	48,978	23,183
Total	$97,312	$105,284	$271,320	$303,827

Information regarding geographic areas in which the Company has long lived tangible assets is as follows (in thousands):

	March 31,	June 30,
	2017	2016
Americas	$19,182	$23,842
Europe, Middle East, India and Africa	706	551
Asia-Pacific	1,653	1,342
Japan	1,812	2,143
Total	$23,353	$27,878

2. Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and capital leases, totaled $5.5 million and $7.6 million at March 31, 2017 and June 30, 2016, respectively, and are included in Other Assets in the condensed consolidated balance sheets. Of the $5.5 million in financing receivables at March 31, 2017, $3.0 million is related to sales-type leases with customers while the remaining $2.5 million is related to contractual maturities of more than one year. Of the $7.6 million in financing receivables at June 30, 2016, $3.5 million is related to sales-type leases with customers while the remaining $4.1 million is related to contractual maturities of more than one year. Due to the homogenous nature of the leasing transactions, the Company manages them on an aggregate basis when assessing and monitoring credit risk. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payments. As of March 31, 2017, the sales-type lease portion of the financing receivables was rated at a moderate risk. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of March 31, 2017 and June 30, 2016. Based upon such assessment, the Company did not record an allowance for credit losses related to such financing receivables as of March 31, 2017 and June 30, 2016, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

		Financed
	Lease	Service Contracts
March 31, 2017	Receivables	and Other	Total
Gross	$4,185	$4,288	$8,473
Residual value	—	—	—
Unearned income	(465)	—	(465)
Allowance for credit loss	—	—	—
Total, net	$3,720	$4,288	$8,008
Reported as:
Current	$753	$1,793	$2,546
Non-current	2,967	2,495	5,462
Total, net	$3,720	$4,288	$8,008

		Financed
	Lease	Service Contracts
June 30, 2016	Receivables	and Other	Total
Gross	$4,998	$5,840	$10,838
Residual value	—	—	—
Unearned income	(623)	—	(623)
Allowance for credit loss	—	—	—
Total, net	$4,375	$5,840	$10,215
Reported as:
Current	$840	$1,778	$2,618
Non-current	3,535	4,062	7,597
Total, net	$4,375	$5,840	$10,215

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. Future minimum lease payments to be received as of March 31, 2017 are presented as follows (in thousands):

Year Ending June 30,	Amount
2017 (remaining 3 months)	$155
2018	930
2019	930
2020	930
2021	930
2022	310
Total	$4,185

Inventories

Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2017	2016
Raw materials	$45,815	$50,480
Work-in-process	17,477	20,190
Finished goods	53,281	45,317
Inventories	$116,573	$115,987

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	June 30,
	2017	2016
Furniture and fixtures	$4,511	$4,527
Computer and office equipment	11,852	11,485
Software	11,362	11,104
Leasehold improvements	23,030	21,632
Machinery and equipment	50,120	47,171
Construction in progress	2,071	4,412
	102,946	100,331
Less: Accumulated depreciation	(79,593)	(72,453)
Property and equipment, net	$23,353	$27,878

Depreciation expense related to property and equipment for the three and nine months ended March 31, 2017 was $2.6 million and $7.9 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended March 31, 2016 was $2.6 million and $7.7 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Nine Months	Year
	Ended	Ended
	March 31,	June 30,
	2017	2016
Balance at the beginning of the period	$57,848	$58,054
Currency translation	(106)	(206)
Balance at the end of the period	$57,742	$57,848

In the second quarter of fiscal 2017, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s unamortized intangible assets associated with completed acquisitions at March 31, 2017 and June 30, 2016 are as follows (in thousands):

		March 31, 2017			June 30, 2016
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
(in years)
Developed technology	5 — 6	$46,743	$(45,097)	$1,646	$46,743	$(39,132)	$7,611

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2017 and June 30, 2016.

Amortization expense related to intangible assets for the three and nine months ended March 31, 2017 was $2.0 million and $6.0 million, respectively. Amortization expense related to intangible assets for the three and nine months ended March 31, 2016 was $2.0 million and $6.0 million, respectively.

The estimated future amortization expense of purchased intangible assets as of March 31, 2017 is as follows (in thousands):

Year Ending June 30,	Amount
2017 (remaining 3 months)	$1,646

4. Foreign Exchange Instruments

The Company utilizes foreign currency forward contracts with well-known financial institutions to manage its exposure to fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. The Company intends to exchange foreign currencies for U.S. Dollars at maturity. There were no outstanding foreign currency forward contracts at the end of March 31, 2017 and June 30, 2016.

The following table shows the net effect of foreign currency expenses and forward contracts not designated as hedging instruments and foreign currency transactions gains and losses, which were included in “Other expense, net” on the condensed consolidated statements of operations in three and nine months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Foreign currency exchange gain (loss) on foreign contracts	$225	$117	$(942)	$(2,186)
Foreign currency transactions gain (loss)	(44)	(116)	40	316

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	March 31, 2017
				Estimated Fair Value
		Gross	Gross	Cash and
	Amortized	Unrealized	Unrealized	Cash	Short-term
	Cost	Gains	Losses	Equivalents	Investments
Cash	$58,669	$—	$—	$58,669	$—
Level 1
Money market funds	1,501	—	—	1,501	—

Level 2
U.S. government agency securities	23,997	—	(91)	—	23,906
Total	$84,167	$—	$(91)	$60,170	$23,906

	June 30, 2016
				Estimated Fair Value
		Gross	Gross	Cash and
	Amortized	Unrealized	Unrealized	Cash	Short-term
	Cost	Gains	Losses	Equivalents	Investments
Cash	$95,906	$—	$—	$95,906	$—
Level 1
Money market funds	13,362	—	—	13,362	—
	13,362	—	—	13,362	—
Level 2
Commercial paper	14,704	—	—	8,938	5,766
U.S. government agency securities	28,000	7	(17)	—	27,990
U. S. treasury securities	3,997	1	—	—	3,998
Municipal debt securities	1,565	—	—	1,565	—
Corporate debt securities	9,491	—	(6)	—	9,485
	57,757	8	(23)	10,503	47,239
Total	$167,025	$8	$(23)	$119,771	$47,239

Certain investments in the table above are classified as having Level 2 inputs because quoted prices in an active market are not readily accessible for those specific financial assets, or the Company may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.

The Company had investments that were in an unrealized loss position as of March 31, 2017. The Company determined that (i) it does not have the intent to sell any of these investments and (ii) it is not likely that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. As of March 31, 2017, the Company anticipates that it will recover the entire carrying value of such investments and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended March 31, 2017.

2

Contractual maturities of available-for-sale securities at March 31, 2017 were as follows (in thousands):

	March 31, 2017
	Amortized	Estimated
	Cost	Fair Value
Due in 1 year or less	$9,000	$8,983
Due in 1-2 years	14,997	14,923
	$23,997	$23,906

The following table summarizes the available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
March 31, 2017
Debt Securities:
U. S. government agency securities	$(86)	$20,912	$(5)	$2,994	$(91)	$23,906
Total	$(86)	$20,912	$(5)	$2,994	$(91)	$23,906
June 30, 2016
Debt Securities:
Corporate debt securities	$(3)	$6,325	$(3)	$3,160	$(6)	$9,485
U. S. government agency securities	—	—	(17)	19,988	(17)	19,988
Total	$(3)	$6,325	$(20)	$23,148	$(23)	$29,473

The Company held a total of 8 positions as of March 31, 2017 and 11 positions as of June 30, 2016 that were in an unrealized loss position. Based on the Company’s review of these securities, the Company believes it had no other-than-temporary impairments on these securities as of March 31, 2017 and June 30, 2016 because it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were insignificant for the three and nine months ended March 31, 2017 and the year ended June 30, 2016.

6. Commitments and Contingencies

Operating Lease Agreements

The Company leases office and manufacturing space under non-cancelable operating leases with various expiration dates through December 2025. In October 2016, the Company signed a lease extension on its Madison, Wisconsin facility through 2025, which would have expired in 2018. Accordingly, the Company’s lease obligations increased from $39.9 million as of June 30, 2016 to $48.3 million as of March 31, 2017.

Future minimum lease payments under non-cancelable operating lease agreements as of March 31, 2017 are as follows (in thousands):

Operating
Year Ending June 30,	Leases
2017 (remaining 3 months)	$2,144
2018	8,612
2019	6,596
2020	6,278
2021	5,931
Thereafter	18,694
Total	$48,255

The Company’s contractual obligations were presented in the Annual Report on Form 10-K for the previous annual reporting period ended June 30, 2016. As discussed in Note 8, in August 2016, the Company settled the remaining approximately $36.6 million in aggregate principal amount of the 3.75% Convertible Senior Notes and accrued interest for $37.3 million in cash. In November 2016, the Company repaid $5.0 million of its Secured Loan. Except for the change in lease obligations presented in the above table and a reduction of the Company’s Notes and Secured Loan, there has been no significant change outside of the ordinary course of business in those obligations during the three and nine months ended March 31, 2017.

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

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2017.

7. Share-Based Compensation

The following table summarizes the share-based compensation charges included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Cost of revenue	$519	$448	$1,461	$1,270
Research and development	644	717	1,808	1,888
Selling and marketing	769	714	2,077	2,116
General and administrative	1,666	1,688	4,639	4,172
	$3,598	$3,567	$9,985	$9,446

8. Debt

First Lien Senior Secured Term Loan due January 2021 (Secured Loan)

In January 2016, the Company closed a $70.0 million first lien senior secured debt financing agreement (as amended, the “Secured Loan”) with Cerberus Business Finance, LLC, as collateral and administrative agent. As required by the terms of the financing, upon the closing of the financing, the Company used a portion of the net proceeds from the financing to repurchase approximately $63.4 million in aggregate principal amount of the 3.75% Convertible Senior Notes.

The Secured Loan is repayable in consecutive quarterly installments of $875,000 with the final payment due on the maturity date. The Secured Loan matures on the earlier of: (i) January 11, 2021 and (ii) the date that is 120 days prior to the scheduled maturity date of the 3.5% Convertible Senior Notes maturing February 1, 2018 unless the Company has set aside specifically identifiable funds raised from new common equity or new debt equal to the then-outstanding principal amount of the 3.5% Convertible Senior Notes. The Company may, at its election, repay the Secured Loan at any time and if so, the Company will be required to pay a prepayment premium of 2% of the outstanding amount if the Secured Loan is repaid or accelerated within the first year and 1% of the outstanding amount if the Secured Loan is repaid or accelerated within the second year. The Secured Loan is secured by first-priority liens on substantially all the assets of the Company.

Interest under the Secured Loan is payable monthly at a variable rate per annum equal to, at the Company’s option, (i) the LIBOR Rate for one month plus an applicable margin of 7.00% (subject to a LIBOR Rate floor of 1.00% per annum), or (ii) a Reference Rate, which is the higher of 1) 3.25%, 2) Federal Funds Rate plus 0.5%, 3) the LIBOR rate for 1 month plus 1%, and 4) the US Prime Rate as published in the Wall Street Journal, plus an applicable margin of 4.75% per annum. As part of the amendment in March 2017, discussed further below, the applicable margins for the LIBOR and Reference Rate increased to 7.50% and 5.25%, respectively, and these margins will remain in effect until certain specified conditions are met.

Under the terms of this Secured Loan, the Company must comply with certain customary financial and non-financial covenants, including covenants for secured leverage, total leverage, fixed charges, EBITDA, capital expenditures and other covenants as defined in the agreement. The Company was in compliance with the required covenants as of March 31, 2017, and June 30, 2016.

In November 2016, Company and Cerberus amended the Secured Loan, which modified the compliance levels of certain financial covenants and specified that the Company pay a fee of $0.3 million. In conjunction with the amendment, the Company repaid $5.0 million of the outstanding principal amount. In March 2017, the Secured Loan was further amended, which (i) modified the compliance levels and definitions of certain financial covenants (ii) increased the applicable interest rate margins under the Secured Loan by 0.50% until certain specified conditions are met, (iii) required the Company to obtain a letter of credit in the amount of $12.5 million for the benefit of the administrative agent, which is drawable and will be applied to any outstanding principal balance upon the occurrence or nonoccurrence of certain conditions and events and (iv) specified that the Company pay a fee of $0.3 million.

The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $65.5 million. The offering costs of $3.1 million and the initial purchaser’s discount and commission of $1.4 million are classified within long-term debt on the condensed consolidated balance sheets and are being amortized to interest expense using the effective interest method over five years. The funds associated with the $12.5 million letter of credit were reclassified from cash and cash equivalents to long-term restricted cash on the condensed consolidated balance sheet at the time of the amendment in March 2017.

3.75% Convertible Senior Notes due August 2016

In August 2011, the Company issued the 3.75% Convertible Senior Notes to certain qualified institutional buyers, or QIBs. The 3.75% Convertible Senior Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or Rule 144A. The net proceeds from the $100 million offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $96.1 million. The offering costs and the initial purchaser’s discount and commission were amortized to interest expense using the effective interest method over five years. The 3.75% Convertible Senior Notes bore interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The 3.75% Convertible Senior Notes matured on August 1, 2016. A portion of these notes were redeemed in January 2016, and the remainder of these notes was redeemed on August 1, 2016, as discussed further below.

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

3.50% Convertible Senior Notes due February 2018

In February 2013, the Company issued $115.0 million aggregate principal amount of its 3.50% Convertible Senior Notes to certain Qualified Institutional Buyers or QIBs. The 3.50% Convertible Senior Notes were offered and sold to the QIBs pursuant to Rule 144A. The net proceeds from the offering, after deducting the initial purchaser’s discount and commission and the related offering costs, were approximately $110.5 million. The offering costs and the initial purchaser’s discount and commission are both being amortized to interest expense using the effective interest method over five years. The 3.50% Convertible Senior Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, which began on August 1, 2013. The 3.50% Convertible Senior Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted.

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

In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Note has been recorded in short-term Debt on the condensed consolidated balance sheet as of March 31, 2017.

3.50% Series A Convertible Senior Notes due February 2018

In April 2014, the Company entered into note exchange agreements with certain holders (the “Participating Holders”) of the 3.50% Convertible Notes to refinance approximately $70.3 million aggregate principal amount of the 3.50% Convertible Notes with approximately $70.3 million aggregate principal amount of the 3.50% Series A Convertible Notes. Pursuant to the note exchange agreements, the Company also paid the Participating Holders an aggregate of approximately $0.4 million in cash in connection with such transactions. The principal amount of 3.50% Convertible Notes refinanced for each $1,000 principal amount of the 3.50% Series A Convertible Notes was $1,000 and the amount in cash paid per $1,000 principal amount of such 3.50% Convertible Notes delivered was determined in individual negotiations between the Company and each Participating Holder. The 3.50% Series A Convertible Notes have the same interest rate, maturity and other terms as the 3.50% Convertible Notes, except that the 3.50% Series A Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s option.

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

The following table presents the carrying values of all Convertible Notes and notes issued pursuant to the Secured Loan (collectively, “Notes”) as of March 31, 2017 (in thousands):

		3.50%	3.50%
	Secured	Convertible	Series A
	Loan	Notes	Convertible Notes	Total
Principal amount of the Notes	$61,500	$44,654	$70,346	$176,500
Unamortized debt costs	(2,322)	(784)	—	(3,106)
Unamortized debt discount	(1,343)	—	(2,014)	(3,357)
Net carrying amount	$57,835	$43,870	$68,332	$170,037

The net carrying amount of the equity conversion component related to the 3.5% Series A Convertible Note was approximately $7.8 million at March 31, 2017.

The fair value of the Company’s 3.50% Convertible Notes was $48.8 million and $51.5 million at March 31, 2017 and June 30, 2016, respectively. The fair value of the Company’s 3.50% Series A Convertible Notes was $76.9 million and $81.1 million at March 31, 2017 and June 30, 2016, respectively. These borrowings are valued based on the closing trading price per $100 of the Convertible Notes as of the last day of trading for the period and are classified as Level 2 within the fair value hierarchy.

The carrying value of the Company’s Secured Loan approximates its estimated fair value as these borrowings have a variable rate structure that is based on a market observable interest rate that resets periodically. The Secured Loan is classified as Level 2 within the fair value hierarchy.

A summary of interest expense on the Notes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Interest expense related to contractual interest coupon	$2,255	$2,677	$7,125	$6,612
Interest expense related to amortization of debt discount	661	1,285	2,117	5,155
Interest expense related to amortization of debt issuance costs	383	508	1,165	1,279
	$3,299	$4,470	$10,407	$13,046

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

The components of accumulated other comprehensive loss in the equity section of the balance sheets are as follows (in thousands):

	March 31,	June 30,
	2017	2016
Net unrealized loss on short-term investments	$(91)	$(15)
Cumulative foreign currency translation adjustment	350	1,121
Defined benefit pension obligation	(2,066)	(2,066)
Accumulated other comprehensive loss	$(1,807)	$(960)

10. Subsequent Events

On April 24, 2017, the Company decided to eliminate the role of Chief Operating Officer following the conclusion of fiscal year 2017. As a consequence, Kelly Londy, the Company’s Executive Vice President, Chief Operating Officer, will be leaving the Company on July 5, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2017 and results of operations for the three and nine months ended March 31, 2017 and 2016 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts, the effects of our process improvements on age-outs, backlog and revenue; expected uses of cash during fiscal 2017; the anticipated drivers of our future capital requirements; the success of the multi-leaf collimator, or InCise MLC for the CyberKnife Systems, its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our belief that TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. dollar and foreign currencies as well as our ability to mitigate such risks; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including those risks discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2016, in Part II, Item 1A of the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2016, December 31, 2016 and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

•                  Advances in our technology which improves the quality of treatments and ease of use of TomoTherapy and Radixact Systems;

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

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization and we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through distributors and sales agents. In addition to our offices in the United States, we have sales and service offices in Europe, Asia, and South America.

Key Metrics

Backlog

For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, Post-Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $450.0 million as of March 31, 2017 compared to $405.9 million as of June 30, 2016.

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

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems, Radixact System and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact backlog. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Gross orders	$83,823	$56,410	$212,612	$188,416
Net orders	71,830	57,559	163,086	145,037
Order backlog at the end of the period	449,955	370,488	449,955	370,488

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. Net orders are defined as gross orders less cancellations, age-outs and foreign exchange adjustments.

Gross orders increased by $27.4 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This was a result of an increase of $25.4 million in new system order volume compared to the same prior year period. The CyberKnife System order volume drove the increase for this period as well as a slight increase in order volume for the TomoTherapy System. Upgrade orders and other adjustments increased by $2.0 million in the three months ended March 31, 2017 as compared to the same prior year period.

Gross orders increased by $24.2 million for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016. This was a result of an increase of $16.7 million in new system order volume compared to the same prior year period. The CyberKnife System order volume drove the increase for this period as well as a slight increase in order volume for the TomoTherapy System. Upgrade orders and other adjustments increased by $7.5 million in the nine months ended March 31, 2017 as compared to the same prior year period.

Net Orders

Net orders increased by $14.3 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, resulting from the increase in gross orders of $27.4 million. The increase was offset by foreign currency adjustments of $7.2 million, net age-outs of $3.2 million, and cancellations of $2.7 million.

•                  There were age-outs of $8.5 million for the three months ended March 31, 2017, a decrease of $2.3 million from the prior year period due to fewer systems exceeding the 2.5 year criteria specified above. The age-outs for the three months ended March 31, 2017 did not include any age-ins, which represent orders that have previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•                  There was $2.7 million in cancellations in the three months ended March 31, 2017, and no cancellations in the three months ended March 31, 2016. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Currency impacts resulted in a decrease in net orders of $0.8 million and an increase of $6.4 million in the three months ended March 31, 2017 and 2016, respectively.

Net orders increased by $18.1 million for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016, resulting from an increase in gross orders of $24.2 million and fewer net age-outs of $3.8 million. These items were partially offset by increased cancellations of $3.9 million and unfavorable currency impacts of $6.0 million as compared to the same prior year period.

•                  There were net age-outs of $39.0 million for the nine months ended March 31, 2017, a decrease of $3.8 million from the prior year period due to fewer systems exceeding the 2.5 year criteria specified above. The age-outs of $39.0 million for the nine months ended March 31, 2017 included age-ins of $1.9 million, which would represent orders that have previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•                  There were cancellations of $9.8 million and $6.0 million in the nine months ended March 31, 2017 and 2016, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Currency impacts resulted in a decrease in net orders of $0.6 million and an increase in net orders of $5.4 million in the nine months ended March 31, 2017 and 2016, respectively.

Currently, we expect age-outs in the fourth quarter of this fiscal year to be approximately $17.0 million as compared to $8.5 million in age-outs recorded during the three months ended March 31, 2017.

Results of Operations — Three and nine months ended March 31, 2017 and 2016

	Three Months Ended March 31,					Nine Months Ended March 31,
	2017		2016		2017-2016	2017		2016		2017-2016
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	% change	Amount	% (a)	Amount	% (a)	% change
Products	$48,032	49%	$53,740	51%	(11)%	$119,029	44%	$149,494	49%	(20)%
Services	49,280	51	51,544	49	(4)	152,291	56	154,333	51	(1)
Net revenue	$97,312	100%	$105,284	100%	(8)%	$271,320	100%	$303,827	100%	(11)%
Gross profit	$35,425	36%	$44,944	43%	(21)%	$98,156	36%	$121,413	40%	(19)%
Products gross profit	18,458	38	24,118	45	(23)	43,134	36	64,138	43	(33)
Services gross profit	16,967	34	20,826	40	(19)	55,022	36	57,275	37	(4)
Research and development expenses	12,484	13	13,270	13	(6)	36,657	14	42,497	14	(14)
Selling and marketing expenses	13,025	13	12,516	12	4	41,247	15	41,009	13	1
General and administrative expenses	11,184	11	13,716	13	(18)	32,890	12	39,820	13	(17)
Other expense, net	2,919	3	3,963	4	(26)	11,044	4	14,124	5	(22)
Provision for income taxes	842	1	723	1	16	642	0	2,260	1	(72)
Net income (loss)	$(5,029)	5%	$756	1%	(765)%	$(24,324)	9%	$(18,297)	6%	33%

(a)         Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net Revenue

Product Net Revenue. Product net revenue decreased by $5.7 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a decrease of $6.5 million in revenue from system sales resulting from a shift in product and channel mix as we had fewer units of the TomoTherapy systems taken to revenue offset by more CyberKnife systems as compared to the same period in the prior year. As our CyberKnife systems generally have a higher average sale price, but lower overall volumes, the overall net product revenue decreased year-over-year. In addition, the decrease in revenue is attributable to slower revenue conversion process mainly resulting from a higher percentage of order growth in our distributor channels which results in less control over the timing of revenue. The decrease in system revenue was partially offset by an increase of $0.8 million in upgrade and other revenue as compared to the prior year period.

Product net revenue decreased by $30.5 million for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016, primarily due to a decrease of $27.7 million revenue from system sales resulting from fewer units of the CyberKnife and TomoTherapy systems taken to revenue as compared to the same period in the prior year. In addition, the decrease in revenue is attributable to slower revenue conversion process mainly resulting from a higher percentage of order growth in our distributor channels which results in less control over the timing of revenue. There was also a decrease of $2.8 million in upgrade and other revenue as compared to the prior year period. From time to time, we may amend sales agreements for system orders in backlog between Accuray and our distributors in order to shift responsibility of the installation of the system from us to the distributor. In such cases, the total purchase price of the system will be reduced accordingly as negotiated with the distributor on a case by case basis. This may result in us recognizing revenue for such systems earlier than previously anticipated. For the quarter ended March 31, 2017, there was no revenue recognized as a result of such amendments and in our second quarter ended December 31, 2016, less than 5% of our total revenue was recognized as a result of such amendments.

Services Net Revenue. Services net revenue decreased by $2.3 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease was driven by decreased installation and spare parts revenue of $1.5 million and a decrease in PCS and other revenue of $0.8 million.

Services net revenue decreased by $2.0 million for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016. The decrease was driven by a decrease in training revenue of $1.3 million, spare parts revenue of $2.2 million and installation revenue of $1.9 million. The decrease was partially offset by an increase in PCS revenue of $3.4 million due to an expanding installed base.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016
Net revenue	$97,312	$105,284	$271,320	$303,827
Americas	40%	31%	44%	42%
Europe, Middle East, India and Africa	22%	41%	25%	34%
Asia Pacific (excluding Japan and India)	14%	16%	13%	16%
Japan	24%	12%	18%	8%

Revenue derived from sales outside of the Americas region was $58.6 million and $72.6 million for the three months ended March 31, 2017 and 2016, respectively, and represented 60% and 69% of our net revenue during these periods, respectively. Revenue derived from sales outside of the Americas region was $152.8 million and $174.9 million for the nine months ended March 31, 2017 and 2016, respectively, and represented 56% and 58% of our net revenue during these periods, respectively.

Gross Profit

Overall gross profit for the three months ended March 31, 2017, decreased $9.5 million, or 21%, as compared to the three months ended March 31, 2016. Product gross profit decreased 23%, or $5.7 million, primarily due to the decrease in systems taken to revenue. Service gross profit decreased 19%, or $3.9 million, as a result of lower service revenues of $2.3 million and increased service costs of $1.6 million resulting primarily from increased parts consumption and higher employee compensation costs.

Overall gross profit for the nine months ended March 31, 2017, decreased $23.3 million, or 19%, as compared to the nine months ended March 31, 2016. Product gross profit decreased 33%, or $21.0 million, primarily due to the decrease in systems taken to revenue. Service gross profit decreased 4%, or $2.3 million, as a result of lower service revenues of $2.0 million and increased service costs of $0.3 million resulting primarily from higher employee compensation costs.

Research and Development

Research and development expenses were $12.5 million in the three months ended March 31, 2017 as compared to $13.3 million in the three months ended March 31, 2016, which represents a decrease of $0.8 million, or 6%. The decrease was primarily due to a $0.7 million decrease in consulting fees as a result of completion of roadmap development projects and Radixact testing as well as a decrease of $0.4 million in technology and facilities costs. These decreases were partially offset by an increase in employee related compensation costs of $0.3 million.

Research and development expenses were $36.7 million in the nine months ended March 31, 2017 as compared to $42.5 million in the nine months ended March 31, 2016, which represents a decrease of $5.8 million, or 14%. The decrease was primarily due to a $3.2 million decrease in consulting fees as a result of completion of roadmap development projects and completion of Radixact testing as well as decreased employee compensation related expenses of $0.8 million due to lower headcount and delays in hiring as compared with the prior fiscal period. Additionally, there was a decrease of $0.5 million in project-related expenses due to deferral of certain projects as well as a decrease of $1.3 million in technology and facilities costs.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2017 were $13.0 million as compared to $12.5 million for the three months ended March 31, 2016, which represents an increase of $0.5 million, or 4%. The increase was primarily due to $1.0 million higher bonus-related compensation offset by lower marketing-related expenses of $0.3 million which is driven primarily by the timing of tradeshows as well as a decrease in travel-related expense of $0.2 million.

Selling and marketing expenses for the nine months ended March 31, 2017 were $41.2 million as compared to $41.0 million for the nine months ended March 31, 2016, which represents an increase of $0.2 million, or 1%. The increase was primarily because of higher outside services costs of $0.8 million related to new marketing programs and $0.1 million in marketing expenses related to trade shows and $0.1 million in IT and facilities allocated expenses. The increase was offset by lower compensation expense related to a decrease in commission expense of $0.8 million.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 were $11.2 million as compared to $13.7 million for the three months ended March 31, 2016, which represents a decrease of $2.5 million, or 18%. This decrease was mainly attributable to $3.8 million in lower legal fees associated with litigation settlements in the third quarter of fiscal year 2016 and lower travel expenses of $0.1 million. These decreases were partially offset by increased employee compensation costs of $0.8 million and higher technology and facilities costs of $0.6 million.

General and administrative expenses for the nine months ended March 31, 2017 were $32.9 million as compared to $39.8 million for the nine months ended March 31, 2016, which represents a decrease of $6.9 million, or 17%. This decrease was mainly attributable to $9.5 million in lower legal fees associated with litigation settlements during the first nine months of fiscal year 2016. This decrease was partially offset by increased employee compensation expenses of $0.8 million and higher technology and facilities costs of $1.8 million.

Other Expense, net

Other expense, net for the three months ended March 31, 2017 was $2.9 million as compared to $3.9 million for the three months ended March 31, 2016, which represents a decrease of $1.0 million, or 26%. There was a decrease in interest expense of $1.2 million due primarily to the settlement of the 3.75% Convertible Senior Notes in the first quarter of fiscal 2017. In addition, there was a decrease in foreign exchange losses of $0.2 million, related primarily to foreign exchange hedging activities and a decrease of $0.9 million related to loss on extinguishment of convertible debt that occurred in the prior year period. These decreases were offset by nonrecurring license royalty income of $1.3 million that was received in the prior year period.

Other expense, net for the nine months ended March 31, 2017 was $11.0 million as compared to $14.1 million for the nine months ended March 31, 2016, which represents a decrease of $3.1 million, or 22%. There was a decrease in interest expense of $2.6 million due primarily to the settlement of the 3.75% Convertible Senior Notes in the first quarter of fiscal 2017. In addition, there was a decrease in foreign exchange losses of $1.1 million, related primarily to foreign exchange hedging activities and a decrease of $0.7 million in debt extinguishment costs. These decreases were offset by nonrecurring license royalty income of $1.3 million that was received in the prior year period.

Provision for Income Taxes

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income taxes expense of $0.8 million and $0.6 million for the three and nine months ended March 31, 2017, respectively. Income tax expense was $0.7 million and $2.3 million for the three and nine months ended March 31, 2016, respectively. The decrease in tax expense for the three and nine months ended March 31, 2017 as compared to the prior year comparable periods was due to a decrease in foreign earnings. In addition, the decline in income tax expense for the nine months ended March 31, 2017 was attributable to the recognition of an income tax benefit of approximately $1.4 million in the first quarter of fiscal 2017 as a result of the completion of tax audits by the Swiss authorities for the period from fiscal 2011 through fiscal 2015.

Liquidity and Capital Resources

At March 31, 2017, we had $60.2 million in cash and cash equivalents and $23.9 million in short-term investments, for a total of $84.1 million. Refer to Note 8, “Debt” to the condensed consolidated financial statements for discussion of the Convertible Notes and our Senior Secured Term Loan. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

As of March 31, 2017, we had approximately $42.5 million of cash and cash equivalents at our foreign subsidiaries. We intend to permanently reinvest the cash held by our foreign subsidiaries and, accordingly, no provisions for U.S. income taxes have been provided thereon. However, if a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.

Our cash flows for the nine months ended March 31, 2017 and 2016 are summarized as follows (in thousands):

	Nine Months Ended March 31,

	2017	2016
Net cash provided by (used in) operating activities	$(24,062)	$11,094
Net cash provided by (used in) investing activities	19,568	(12,902)
Net cash used in financing activities	(41,424)	(994)
Effect of exchange rate changes on cash and cash equivalents	(1,806)	(244)
Net decrease in cash, cash equivalents and restricted cash	$(47,724)	$(3,046)

Cash Flows From Operating Activities

Net cash used in operating activities was $24.1 million in the nine months ended March 31, 2017 and consisted of a net loss of $24.3 million, non-cash items of $28.3 million, and a net change in operating assets and liabilities of $28.0 million. Non-cash items consisted primarily of depreciation and amortization expense of $13.8 million, stock-based compensation expense of $10.0 million and accretion of interest on debt of $2.1 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in accounts receivable of $30.6 million, and other current and non-current assets of $1.4 million. These uses of cash were offset in part by an increase in accounts payable of $8.2 million, which was offset by a decrease in deferred revenue of $2.9 million, and other current and non-current liabilities of $1.3 million. The increase in accounts receivable is a function of an increase in sales over the previous quarter and the timing of payments from customers driven by longer payment terms offered.

Net cash provided by operating activities was $11.1 million in the nine months ended March 31, 2016, and consisted of a net loss of $18.3 million and non-cash items of $32.9 million, offset by a net change in operating assets and liabilities of $3.5 million. Non-cash items consisted primarily of depreciation and amortization expense of $13.6 million, stock-based compensation expense of $9.4 million, and accretion of interest on debt of $5.2 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventory of $11.3 million, accounts receivable of $10.3 million, and other current and non-current assets of $5.9 million. These uses of cash were offset in part by an increase in accounts payable of $8.7 million, deferred revenue of $13.8 million and current and non-current liabilities of $1.6 million. We experienced an increase in inventory to support expected customer demand. The increase in accounts receivable is a function of the increase in sales as well as the timing of payments from customers. The increase in deferred revenue is primarily driven by increases in revenue deferral during the period in excess of deferred revenue recognized for the period.

Cash Flows From Investing Activities

Net cash provided by investing activities was $19.6 million for the nine months ended March 31, 2017, which primarily consisted of the sales and maturities of investments of $38.2 million, offset by the purchases of short-term investments of $15.0 million and purchases of property and equipment of $3.6 million.

Net cash used in investing activities was $12.9 million for the nine months ended March 31, 2016, which primarily consisted of purchases of short-term investments of $52.7 million and purchases of property and equipment of $5.9 million partially offset by sales and maturities of investments of $45.7 million.

Cash Flows From Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2017 was $41.4 million, which was primarily due to $36.6 million in payments made to convertible note holders for the settlement of the 3.75% Convertible Senior Notes, the $5.0 million early payment on the Secured Loan as discussed in Note 8 to the financial statements and installment payments of $2.1 million on the Secured Loan. In addition, there were $3.1 million in proceeds from employee stock plans which was partially offset by $0.8 million taxes paid related to net share settlements of equity awards.

Net cash used in financing activities during the nine months ended March 31, 2016 was $1.0 million which was a combination of $65.5 million in payments made to convertible note holders, partially offset by $64.6 million in proceeds from debt issuance, net of costs associated with our $70.0 million straight debt financing and related repurchase of $63.4 million of the 3.75% Convertible Senior Notes discussed in Note 8 to the financial statements. In addition, there were $3.0 million in proceeds from employee stock plans which was partially offset by $3.0 million taxes paid related to net share settlements of equity awards.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. As discussed in Note 8, in August 2016, we settled the remaining approximately $36.6 million in aggregate principal amount of the 3.75% Convertible Senior Notes and accrued interest for $37.3 million in cash. In November 2016, we also repaid $5.0 million of our Secured Loan. In addition, we signed a lease extension in October 2016 on our Madison, Wisconsin facility through 2025, which would have expired in 2018 (Refer to Note 6 — Commitments and Contingencies for a detail schedule of lease obligations). Except for the change in debt and lease obligations, there has been no material changes outside of the ordinary course of business in those obligations during the nine months ended March 31, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

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

During the three and nine months ended March 31, 2017, we considered our estimated corporate bonus accrual to be a critical accounting estimate. The Company’s bonus accrual for each quarter is based on its performance against Company defined metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Form 10-K for the year ended June 30, 2016, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the EURO and the Japanese Yen. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. dollars and local currencies, which could expose us to additional foreign currency risks. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk, such as risks related to fluctuations in foreign currencies. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of March 31, 2017, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at March 31, 2017 that are sensitive to changes in interest rates. The modeling technique measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $23.9 million at March 31, 2017. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands):

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$229	$172	$115	$57	$(57)	$(115)	$(173)	$(230)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended June 30, 2016, as updated in Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended September 30, 2016 and December 31, 2016, and is incorporated herein by reference. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filings. Any risk factor included below supersedes the description of the relevant risk factor in such filings. Other than the items discussed below, there have been no material changes in our risk factors since such filings.

We have a large accumulated deficit, may incur future losses and may be unable to achieve profitability.

As of March 31, 2017, we had an accumulated deficit of $445.1 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

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

•                  economic or political instability in foreign countries;

•                  delays in the customer obtaining funding or financing;

•                  delays in construction at the customer site;

•                  delays in the customer obtaining receipt of local or foreign regulatory approvals such as certificates of need in certain states or Class A user licenses in China;

•                  timing of when we are able to recognize revenue associated with sales of the CyberKnife and TomoTherapy Systems, which varies depending upon the terms of the applicable sales and service contracts; or

•                  the proportion of revenue attributable to orders placed by distributors which may be more difficult to forecast due to factors outside our control.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2017, customer contracts with extended payment terms of more than one year amounted to approximately 6% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At March 31, 2017, we had $60.2 million in cash and cash equivalents and $23.9 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. To date, we have experienced no material realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our major stockholders own approximately 35.9% and directors and executive officers own approximately 2.8% of our outstanding common stock as of March 31, 2017, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of March 31, 2017, our major stockholders who each hold 5% or more of our outstanding common stock held in the aggregate approximately 35.9% of our outstanding common stock, while our directors and executive officers held in the aggregate approximately 2.8% of our outstanding common stock. This concentration of ownership may delay, deter or prevent a change of control of our company and will make some transactions more difficult or impossible without the support of these stockholders.

Increased leverage as a result of the Convertible Notes offering and Term Loan may harm our financial condition and operating results.

As of March 31, 2017, we had total consolidated liabilities of approximately $371.4 million; including the short-term liability components of the 3.50% Convertible Senior Notes in the amount of $43.9 million, the 3.50% Series A Convertible Senior Notes of $68.3 million and the Secured Loan of $3.5 million. In addition, there is a long-term liability component of the Secured Loan in the amount of $54.3 million.

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

On January 11, 2016, the Company closed a $70.0 million debt financing agreement with Cerberus Business Finance, LLC, (the “Secured Loan”). The net proceeds of the loan were required to be used, in addition to $30.0 million of cash funded by the Company, to retire $100.0 million of Convertible Senior Notes at the earlier of August 2016 or when otherwise redeemed. This financing consists of a $70.0 million first lien senior secured term loan with a 700 basis point margin and 1 percent LIBOR floor. The loan principal amount will be amortized at an effective rate of 9.6% annually with final payment due in 5 years and is subject to certain maintenance-based covenants. The Secured Loan also includes certain financial covenants, customary events of default, and other customary covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. In November 2016, the Company and Cerberus amended the Secured Loan, which modified the compliance levels of certain financial covenants and specified that the Company pay a fee of $0.3 million. In conjunction with the amendment, the Company repaid $5.0 million of the outstanding principal amount. In March 2017, the Secured Loan was further amended, which (i) modified the compliance levels and definitions of certain financial covenants, (ii) increased the applicable interest rate margins under the Secured Loan by 0.50% until certain specified conditions are met, (iii) required the Company to obtain a letter of credit in the amount of $12.5 million for the benefit of the administrative agent, which is drawable and will be applied to any outstanding principal balance upon the occurrence or nonoccurrence of certain conditions and events and (iv) specified that the Company pay a fee of $0.3 million.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1**	Renewal Executive Employment Agreement by and between the Company and Joshua H. Levine, dated January 1, 2017.					X
10.2**	Renewal Executive Employment Agreement by and between the Company and Kelly Londy, dated January 1, 2017.					X
10.3**	Renewal Executive Employment Agreement by and between the Company and Kevin Waters, dated January 1, 2017.					X
10.4**	Renewal Executive Employment Agreement by and between the Company and Alaleh Nouri, dated January 1, 2017.					X
10.5

Amendment No. 2 to Financing Agreement by and among the Registrant, certain subsidiaries of the Registrant, the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the Lenders, dated March 10, 2017.

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

Date: May 5, 2017