Form 10-K
period 2017-06-30
ACCURAY INC
filed 2017-08-25
CIK 1138723

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

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

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the last sale price for such stock on December 31, 2016, the last business day of the registrant's most recently completed second fiscal quarter was: $214,409,027. Shares of the registrant's common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of August 15, 2017, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 83,746,253.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Registrant's 2017 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2017

FORM 10-K

ANNUAL REPORT

        We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi-Art®, RayStation®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision™, AutoSegmentation™, CTrue™, H™ Series, iDMS™ InCise™, Iris™, M6™ Series, OIS Connect™, PlanTouch™, PreciseART™, PreciseRTX™, Treatment Planning System™, QuickPlan™, TomoDirect™, TomoEdge™, TomoH™, TomoHD™, TomoHDA™, TomoHelical™, Tomo Quality Assurance™ Radixact™, StatRT™, and VoLO™. ImagingRing® is a registered trademark belonging to medPhoton GmbH. RayStation® is a registered trademark belonging to RaySearch Laboratories, AB.

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

PART I

Item 1.    BUSINESS

The Company

        Accuray Incorporated is a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of radiation therapy care with the aim of helping patients live longer, better lives. Our innovative technologies, the CyberKnife and TomoTherapy Systems, including the Radixact System, our next generation TomoTherapy System, are designed to deliver advanced treatments, including stereotactic radiosurgery (SRS), stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image guided radiation therapy (IGRT), and adaptive radiation therapy. The CyberKnife Systems and the TomoTherapy Systems have complementary clinical applications, enabling customers to deliver the most precise treatments while minimizing side effects and maximizing patient comfort and care. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities.

        The CyberKnife Systems are the only fully robotic systems that deliver SRS and SBRT, and are used to treat multiple types of cancer and tumors throughout the body. The CyberKnife Systems automatically track, detect and correct for tumor and patient movement in real-time during the procedure, enabling delivery of precise, high dose radiation with sub-millimeter accuracy while patients breathe normally, without manual user intervention. Treatment with the CyberKnife Systems requires no anesthesia, and treatment sessions are done on an outpatient basis. In addition, the CyberKnife Systems are designed to minimize many of the risks and complications associated with other treatment options. The CyberKnife Systems are the only robotic radiosurgery systems available today which deliver such high precision treatments for intra- and extra-cranial disease sites throughout the body, including prostate, lung, brain, spine, liver, pancreas and kidney. The latest generation CyberKnife M6 Series System is available with the new InCise Multileaf Collimator (InCise MLC), the world's first multileaf collimator (MLC) to be available on a robotic platform. With the addition of the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife Systems, while significantly reducing treatment times, for a wider range of tumor types, including larger and different kinds of tumors than were previously treated. Additional options include the fixed collimator, and the Iris Variable Aperture Collimator, giving clinicians a range of collimation forms to choose from to meet the needs of their patients.

        The TomoTherapy Systems, including the next-generation Radixact platform, represents the only radiation therapy platform specifically designed for image-guided intensity-modulated radiation therapy (IG-IMRT). Based on a ring gantry CT scanner platform, the TomoTherapy System provides continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified direct beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver dose distributions which precisely conform to the shape of the patient's tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for patients. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung, and head and neck cancers, in addition to complex treatments such as total marrow irradiation, while minimizing side effects; and enable efficient daily imaging to ensure the accuracy of the patient position before each treatment delivery. The TomoTherapy System includes the following options: TomoHelical, TomoDirect, and TomoEdge dynamic jaws. The system configuration depends on the options chosen by the customer. When we refer to "TomoTherapy Systems" in this Form 10-K, we mean that term to include the Radixact System unless otherwise noted.

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

Market Overview

        Despite significant improvements in cancer diagnosis and treatment, cancer rates continue to increase globally and are a leading cause of death. According to the World Health Organization, cancer is the second leading cause of death worldwide and was responsible for 8.8 million deaths in 2015. Globally, nearly 1 in 6 deaths is due to cancer, and the number of new cases is expected to rise by about 70% over the next 2 decades.

        Cancers can be broadly divided into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood-borne cancers, such as leukemia. The most common causes of cancer deaths are cancers of lung, liver, colorectal, stomach and breast. The American Cancer Society (ACS) estimates that solid tumor cancers will account for approximately 1.6 million, or approximately 92% of new cancer cases diagnosed annually, and will account for approximately 0.6 million cancer related deaths in the United States in 2017.

        Traditional methods for the treatment of solid tumor cancers include chemotherapy, surgery and radiation therapy. The most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high-energy radiation generated by medical equipment external to the patient. The global radiotherapy equipment and software market has three main segments: Linear Accelerators (Linacs), Treatment Planning Systems, and Radiation Therapy Simulators. According to the January 2015 Radiation Therapy Equipment Report by Global Industry Analysts, Inc., Linear Accelerators represent the largest segment of radiotherapy equipment and are forecast to expand from an estimated $3.4 billion for 2014 to reach $5.2 billion by the year 2020. Treatment planning systems are poised to grow to $1.9 billion by 2020, up from an estimated $1.1 billion in 2014. Increasing preference for non-surgical options is a major factor promoting radiotherapy. Approximately 60% of cancer patients worldwide will undergo some form of radiation therapy during the course of their treatment. While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linacs to adequately treat their domestic cancer patient populations. We believe increasing demand for advanced medical treatments in many international markets and growth in cancer incidences worldwide will continue to drive demand for advanced linacs in the coming years.

        Emerging markets are especially underequipped with external beam radiation therapy systems. According to a publication called the Lancet Oncology Commission in 2015, radiation therapy is required in more than half of the newly diagnosed cancer patients. There was an estimated shortage of over 15,000 linacs globally in 2015, expected to grow to over 21,000 by 2035. This gap is most pronounced in low and middle income countries, where only 10% of patients have access to radiotherapy. China alone is estimated to have a shortfall of over 5,000 systems because of increasing cancer incidence and an aging population that is estimated to more than double by 2040.

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

Our Strategy

        Our goal is to develop equipment and technology that enable physicians to deliver precise, customized, leading-edge treatments that help cancer patients live longer, better lives. We endeavor to achieve this goal by expanding the clinical options for healthcare providers, helping them offer the best radiation treatment for each patient and by providing patients with treatment tailored to their specific needs. Our vision is a future where the fear, pain and suffering of cancer are a thing of the past. We believe our current technologies and our future innovation can help to achieve this. Some of the key elements of our strategy include the following:

        Increase physician adoption and patient awareness to drive utilization.    We are continually working to increase adoption and awareness of our systems and demonstrate their advantages over more traditional treatment methods. We hold and sponsor symposia and educational meetings and support clinical studies to demonstrate the clinical benefits of our systems. We regularly meet with clinicians to educate them on the expanded versatility that our systems offer in comparison to more traditional radiation therapy products or surgery. We are expanding our digital and social presence to reach and educate a broader audience of physicians and patients. To support awareness of all our product offerings, we assist our customers with increasing patient awareness in their communities by providing them tools to develop marketing and educational campaigns.

        Continue to expand the radiosurgery market.    While radiosurgery has traditionally been used to treat brain tumors, the CyberKnife Systems received U.S. Food and Drug Administration (FDA), clearance in 2001 to treat tumors anywhere in the body. Our system data demonstrate that over 55% of CyberKnife utilization is for cancers and tumors in the body in places other than the brain. There are now hundreds of peer-reviewed publications supporting use of CyberKnife in treatment of various cancer and tumor types.

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

        Expand sales in international markets.    We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. Outside of the United States, we currently have regional offices in Morges, Switzerland, Hong Kong, China, Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. Combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region and Latin America, our sales and distribution channels cover more than 92 countries. However, many of these countries are not highly developed at this time and therefore sales opportunities may be limited. We intend to increase our international revenue by focused additions of direct sales personnel in targeted areas to further penetrate our most promising international markets, and additional distributors where opportune.

        Strategic partnerships and joint ventures.    We intend to pursue strategic partnerships and joint ventures we believe will allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with our customers. In fiscal 2016 we signed an agreement with RaySearch Laboratories AB, which will lead to the integration of treatment planning support for the TomoTherapy and CyberKnife Systems in the RayStation treatment planning system (TPS). We also signed an agreement with medPhoton GmbH to collaborate on integration of its ImagingRing system, a new technology for volumetric image guidance, with the CyberKnife System. In fiscal 2017, we signed an agreement with Photo Diagnostic Systems, Incorporated to enhance image quality of our TomoTherapy System through an enhanced tomographic reconstruction software.

Our Products

        Our suite of products includes the CyberKnife Systems and the TomoTherapy Systems, including the Radixact Delivery Treatment System, the next generation TomoTherapy System. We also offer comprehensive software solutions to enable and enhance the precise and efficient radiotherapy treatment with our advanced delivery systems.

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

        Real-time tracking of tumor movement.    The CyberKnife Systems are designed to enable the treatment of tumors that change position because of respiration, or tumor or patient movement during treatment. The CyberKnife Systems offer the following features which enhance image guided robotic radiation surgery: Synchrony Respiratory Tracking System, Xsight Lung Tracking System, Xsight Spine Tracking System, InTempo Adaptive Imaging System and Lung Optimized Treatment.

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

        In addition to the main components listed above, we also offer the following components and options: Synchrony Respiratory Tracking System; Xsight Spine Tracking System; Xsight Lung Tracking System; Lung Optimized Treatment; RoboCouch Patient Positioning System; Xchange Robotic Collimator Changer; InTempo Adaptive Imaging System; Iris Variable Aperture Collimator; and the InCise MLC. Key features of some of these components are as follows:

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

        Xsight Tracking System.    The Xsight Spine and Lung Tacking Systems allow for tracking of tumors without the need for implanted markers in the spine and the lung.

        Lung Optimized Treatment.    An integrated suite of tools that provides a complete fiducial-free clinical solution for lung cancer patients and optimizes non-invasive lung SBRT treatments.

        InTempo Adaptive Imaging System.    The InTempo System is designed to optimize imaging frequency during prostate treatments and uses time-based image guidance to assist with tracking and correcting non-predictable intrafraction target motion.

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

TomoTherapy Systems, including the Radixact System, our next generation TomoTherapy System

        The TomoTherapy Systems include the Radixact System, the next-generation TomoTherapy Systems with configuration options of X5, X7 and X9, and the TomoTherapy H Series, with configuration options of TomoH, TomoHD, and TomoHDA. The Radixact System is cleared for sale by the FDA and in most major markets globally. These systems consist of fully integrated and versatile radiation therapy systems used by healthcare professionals in the treatment of a wide range of cancer types. We believe the TomoTherapy Systems offer clinicians and patients the following benefits:

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

        In addition to the functionality listed above, the TomoTherapy Systems may be enhanced with the following product options: TomoDirect Mode and TomoEdge Delivery. Key features of these options are as follow:

  TomoDirect Mode.    The TomoDirect mode is a discrete angle, non-rotational delivery mode for the TomoTherapy Systems that allows the user to create a treatment plan that defines up to twelve target-specific gantry angles. Treatment planning is completed rapidly by all beams for each target being delivered sequentially with the couch passing through the bore of the system at an appropriate speed for each gantry angle. The TomoDirect mode enables users to plan and treat routine cases with greater efficiency, while achieving the quality of TomoTherapy's unique beamlet-based delivery.

  TomoEdge Delivery.    TomoEdge is standard on the TomoTherapy HDA model and is also available on H and HD models. By dynamically varying the width of the collimator jaws during treatment delivery, dose to normal tissues immediately adjacent to the tumor is reduced, contributing to the minimization of radiation side effects. Additionally, overall irradiation time is shortened because the jaws are allowed to open more broadly throughout much of the delivery. The resulting gains in treatment quality and speed expand the TomoTherapy Systems clinical and market reach within the conventional and stereotactic radiotherapy spaces.

        We received FDA and CE Mark approval for the new Radixact Treatment Delivery Platform in 2016. We also received 510(k) clearance for our new treatment planning and data management systems, Accuray Precision Treatment Planning System and iDMS Data Management System. These next generation hardware and software solutions which, together, make up the new Radixact System, enable faster, more efficient delivery of extremely precise treatment to a wider range of cancer patients, including those undergoing retreatment. The new Radixact System represents a major step forward in the evolution of the TomoTherapy System in treatment speed and ease of use. We continue to offer TomoTherapy Systems in other markets where Radixact is not yet registered.

        In addition, we received approval from the China FDA for the Onrad System in 2016, a direct delivery only system designed to meet the ease of use and throughput needs for this market, which provides us with the ability to be competitive in this market sector.

Our Software Solutions

        Our new Accuray Precision Treatment Planning and iDMS Data Management Systems provide fully integrated treatment planning and data management systems for use with all compatible Accuray delivery systems.

        Accuray Precision Treatment Planning.    With a streamlined and intuitive Windows-based interface, Accuray Precision Treatment Planning System enables clinicians to efficiently generate high quality radiation therapy treatment plans for all case types. It is a complete planning solution, including multi-modality image fusion with proprietary deformable image registration algorithm, comprehensive suite of contouring tools, AutoSegmentation auto-contouring options for head and neck, brain, and prostate, side-by-side treatment plan comparison, plan summation and evaluation. It supports treatment plan creation for all case types with TomoHelical, TomoDirect IMRT and 3D CRT planning mode on both Radixact and TomoTherapy Systems enabled with iDMS Data Management Systems. It also supports planning for all case types on CyberKnife Systems, including Frameless Intracranial Radiosurgery, Fiducial-Free Lung Tracking with Dynamic Motion Compensation, SBRT, for the spine, abdomen and pelvis, as well as other forms of SRT and IMRT. It provides fast and accurate dose computation engines for both Accuray treatment systems, including Monte Carlo dose calculation for the CyberKnife InCise multi-leaf collimator and VoLO Technology for Radixact and TomoTherapy Systems. The VoLO solution features high-speed parallel processing for both dose calculation and optimization, based on Graphics Processing Unit (GPU) technology that empowers clinicians to create highly customized treatment plans in less time, with greater flexibility to work interactively and in real time to efficiently develop the best IMRT treatment plans for even the most complex cases.

        The Accuray Precision Treatment Planning System can be further enhanced with optional advanced capabilities below:

  PreciseART Adaptive Radiation Therapy Option.    The PreciseART Radiation Therapy Option extends adaptive radiotherapy possibilities, delivering an entirely new level of system integration and workflow automation for Radixact Treatment Systems and other TomoTherapy Systems compatible with iDMS. The PreciseART Option enables clinicians to monitor patient treatment and efficiently adapt plans, helping clinics of all sizes deliver more precise treatments to more patients. It offers automated processing of daily imaging to enable clinicians to monitor all patients and set protocol-specific action levels to flag cases for review and possible plan adaptation. Its streamlined re-planning capabilities leverage full integration of treatment delivery, planning and database systems to allow clinicians to efficiently generate new treatment plans based on previous plan data. It also maintains the integrity of original treatment plans to ensure tumor coverage, preserve Organ-At-Risk doses and reduce toxicity. We believe our PreciseART software is the only practically usable adaptive therapy solution available to the mainstream radiation therapy market.

  PreciseRTX Retreatment Option.    The PreciseRTX Retreatment Option from Accuray, developed in partnership with MIM Software, makes retreatment planning more efficient and effective. The option helps to accelerate and enhance the process of creating new treatment plans for patients who have received previous irradiation. The workflow includes importation of patient dose data, from either Accuray or non-Accuray planning systems, automatic deformation of original plan contours onto a new treatment planning CT, automatic deformation of previously delivered dose onto a new planning CT, generation of the re-treatment plan based on the information from existing plan and sumation of the original and new treatment plans to review the total dose.

        Accuray iDMS Data Management System.    Accuray iDMS creates a centralized platform for storing and managing all patient and treatment plan data. Designed to integrate with a wide range of technologies and systems, iDMS enables users and applications to securely and seamlessly access the data they need to drive efficient, informed, effective treatment. Information for patients to-be-treated or previously treated on any iDMS-compatible Accuray treatment delivery system will be maintained as a single treatment record, providing the flexibility to treat patients on any available Accuray treatment delivery system compatible with iDMS. It can manage users and privileges to control patient data access. It supports the Storage Vault option which can safely maintain years of encrypted patient data. It also offers customizable report generation of patient, plan and treatment system with Report Administration Application. In addition, the Accuray iDMS enables connectivity between Accuray Systems with other systems in radiation oncology departments, encompassing the entire radiotherapy workflow. iDMS offers several key capabilities:

  OIS Connect Option.    The OIS Connect software option is a DICOM standard-based solution that provides the ability to interface all iDMS-enabled Accuray treatment systems to a compatible Oncology Information System (OIS). This integration with electronic medical record generates a comprehensive export of the radiotherapy treatment history delivered using Accuray treatment systems.

  PlanTouch.    PlanTouch is the first commercially available, fully integrated software application in radiation oncology that allows physicians to remotely review and approve patients' radiation treatment plans for all iDMS-enabled Accuray treatment systems on an iPad. It offers the freedom of portability and access to the review functionalities of the Accuray Precision Treatment Planning System in a secure and simple way. PlanTouch gives users the freedom they desire and the efficiency the department needs.

  Tomo Quality Assurance (TQA) package.    The TQA application offers trending and reporting of many system and dosimetric parameters that allow physicians to monitor the performance of their TomoTherapy Systems.

  Delivery Analysis.    Delivery Analysis is a software option for TomoTherapy Systems that enables easy pre-treatment patient QA and also offers an innovative capability to monitor doses throughout the patient treatment using detector signals to ensure that the patient is receiving the expected dose from treatment to treatment. The product option provides both high level analytics for summary display as well as detailed analysis capability.

Sales and Marketing

        In the United States, we primarily market to customers directly through our sales organization, and we also market to customers through sales agents and Integrated Delivery Networks (IDNs). Outside the United States, we market to customers directly and through distributors. We have sales and service offices in many countries in Europe, Japan, China, and other countries in Asia, Latin America, and throughout the world.

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

        We market our products to radiation oncologists, neurosurgeons, general surgeons, oncology specialists and other referring physicians in hospitals and stand-alone treatment facilities. We intend to continue to increase our focus on marketing and education efforts to surgical specialists and oncologists responsible for treating tumors throughout the body, and are also working closely with hospital administrators to demonstrate the economic benefits of our offering. Our marketing activities also include efforts to inform and educate cancer patients about the benefits of the CyberKnife and TomoTherapy Systems.

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

        Currently, we manufacture our CyberKnife and TomoTherapy Systems in Madison, Wisconsin. We manufacture the linear accelerator for our TomoTherapy Systems at our Chengdu, China facility and we manufacture the linear accelerator for our CyberKnife Systems at our Sunnyvale, California facility. Our facilities employ state-of-the-art manufacturing techniques and equipment. The components manufactured at our Chengdu facility are produced under the International Standard Organization

(ISO), 9001:2008 certified quality management systems. The completed medical devices are designed, manufactured, installed, serviced and distributed at our Sunnyvale, Madison and Morges facilities under quality management systems which are compliant to the internationally recognized quality system standard for medical devices ISO, 13485:2003, and the Quality System regulations enforced by the FDA. We believe our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

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

        As of June 30, 2017, we held exclusive field of use licenses or ownership of approximately 368 U.S. and foreign patents, and approximately 107 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy Systems, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

        Our research activities strive to enable new product development opportunities by developing new technologies and advancing areas of existing core technology such as next generation linear accelerators, adaptive therapy, patient imaging, motion management, or treatment planning capabilities.

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

        As of June 30, 2017, we had approximately 182 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2017, 2016, and 2015 were $49.9 million, $56.7 million and $55.8 million, respectively. We anticipate research and development expenses for fiscal 2018 to be higher than fiscal 2017 due to expected investment in development projects based on our current roadmap.

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

        New product sales in this competitive market are primarily dominated by two companies: Elekta AB (Elekta) and Varian Medical Systems, Inc. (Varian). Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image-guidance systems to perform both radiosurgical and radiotherapy procedures. Our other competitors include BrainLAB AG (BrainLAB), ViewRay Inc. (ViewRay), and other companies in the radiosurgical and radiation therapy markets.

        Furthermore, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, MRI-guided radiotherapy systems, proton therapy systems, drug treatment, immunotherapy, gene therapy, and other approaches. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

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

Coverage

        There are currently no national coverage determinations in place under Medicare for CyberKnife or TomoTherapy treatment. Coverage criteria for treatment with CyberKnife and TomoTherapy is outlined in local determinations or, in the absence of a formal policy, treatment is covered as long as it is considered reasonable and necessary. The most common indications covered by Medicare in local coverage determinations for radiotherapy are primary and metastatic tumors in the brain, spine, lung, liver, kidney, pancreas, adrenal gland, head and neck, breast, prostate, abdominal and retroperitoneal regions, as well as other cancers that have failed previous treatment. Commercial payor policies vary with respect to coverage for radiotherapy including many of the indications covered by Medicare, though coverage criteria may differ.

Coding

        The codes that are used to report radiosurgery treatment delivery in 2017 for the hospital outpatient department are Current Procedural Terminology (CPT) codes 77372 and 77373 for single fraction intracranial radiosurgery and single fraction extracranial/multi-session radiosurgery/stereotactic body radiation therapy. For freestanding centers, robotic radiosurgery is billed with robotic radiosurgery Healthcare Common Procedural Codes (HCPCs) G codes. The non-robotic SRS/SBRT codes 77372 and 77373 are also payable codes in the freestanding site of service for non-robotic SRS/SBRT.

        In 2017, in the hospital outpatient department, IMRT delivery is billed under CPT code 77385 for prostate, breast and physical compensator IMRT and 77386 for all other treatments. For 3D CRT three codes are used to report simple, intermediate, and complex treatments. TomoTherapy, considered a complex treatment, is reported under the complex 3D-CRT code 77413. In December 2015, the Patient Access and Medicare Protection Act stopped these codes from being implemented in the freestanding center setting until 2019. Until 2019, a series of temporary G codes will be used instead. We expect all valid delivery codes should be recognized by commercial payers. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

Payment

        The majority of procedures using the CyberKnife and TomoTherapy Systems are performed in the hospital outpatient department. Payment rates are established based on cost data submitted by hospitals. In 2017, Centers for Medicare and Medicaid Services (CMS) pays separately for certain ancillary procedures in addition to a Comprehensive APC that bundles delivery and some ancillary services for single session radiosurgery. Payment for all procedures performed in conjunction with all other types of radiosurgery, e.g. single session body radiosurgery or multi-session cranial and body radiosurgery remain separately payable. No major changes in payment have occurred in the past 2 years.

        Payments for treatment with CyberKnife and TomoTherapy Systems are also available in the freestanding center settings. In 2017, the primary treatment delivery codes for robotic radiosurgery are carrier priced under Medicare and range from low payment to payment at parity with hospital outpatient departments to slightly above outpatient rates. TomoTherapy procedures are set by CMS and the American Medical Association nationally, with adjustments to account for geographic market variations. No major cuts to payment have occurred in the past 2 years and payment is expected to remain stable through 2018 as mandated by the 2015 Patient Access and Medicare Protection Act that froze payment at 2016 levels through 2018.

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

  •
  Pre-market clearance or approval;

  •
  Advertising and promotion; and

  •
  Product sales and distribution.

        FDA pre-market clearance and approval requirements.    Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either 510(k) clearance or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device, known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) devices, are placed in class III, requiring pre-market approval. All of our current products are class II devices requiring 510(k) clearances.

        510(k) clearance pathway.    When a 510(k) clearance is required, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications (PMA). By statute, the FDA has targets to clear or deny a 510(k) pre-market notification after 90 days of review from submission of the application. Clearance generally takes longer as the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

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

        Product modifications.    After a device receives 510(k) clearance or a PMA approval, it may be changed or modified. Any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance or approval. Regulations provide that the manufacturer initially determines when a specific modification requires notification to FDA. The FDA has issued draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. The FDA reviews the manufacturer's decision to file a 510(k) or PMA for modifications during facility audits.

        We have modified aspects of our CyberKnife and TomoTherapy families of products since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required. The FDA may review our 510(k) filing decision, and can disagree with our initial determination. FDA may take regulatory action from requiring new filings to injunction if it disagrees with our determinations not to seek a new 510(k) clearance or PMA approval for modifications. The FDA reviewed and cleared the most recent versions of the CyberKnife System and TomoTherapy, including Radixact System in this fiscal year.

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

        The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Our Sunnyvale facility, where we manufacture the CyberKnife Systems, was most recently inspected by the FDA in August 2016. The August 2016 inspection resulted in no observations. In addition, our Madison facility, where we manufacture the finished TomoTherapy and CyberKnife Systems, was most recently inspected by the FDA in July 2012. The July 2012 inspection resulted in no observations. We believe we are in substantial compliance with the QSR. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

        Fraud and abuse laws.    We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by significant criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Evolving interpretations of current laws or the adoption of new federal or state laws or regulations could adversely affect many of the arrangements we have with customers and physicians. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

        Anti-kickback laws.    Our operations are subject to broad and changing federal and state anti-kickback laws. The Office of the Inspector General of the Department of Health and Human Services (OIG) is primarily responsible for enforcing the federal Anti-Kickback Statute and generally for identifying fraud and abuse activities affecting government programs. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. "Remuneration" has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything of value at less than fair market value.

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

        Federal False Claims Act.    The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,957 and $21,916 for each separate false claim. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as "relators" or, more commonly, as "whistleblowers," may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife or TomoTherapy System, with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement, and even though such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated and determined to be in violation of any of these laws.

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

        We are also currently subject to regulations in Japan. Under the Pharmaceutical Affairs Law in Japan, a pre-market approval necessary to sell, market and import a product (Shonin) must be obtained from the Ministry of Health, Labor and Welfare (MHLW), for our products. A Japanese distributor received the first government approval to market the CyberKnife System from MHLW in November 1996. On June 30, 2009, our subsidiary, Accuray Japan KK, became the Marketing Authorization Holder in Japan, which allowed the Company to directly sell our products in Japan. In August 2010, we received Shonin approval from MHLW to market the CyberKnife G4 System to treat tumors non-invasively anywhere in the body, inclusive of head and neck. Hi- Art Co. Ltd., the original distributor for TomoTherapy in Japan, received the Shonin approval from the MHLW to market the TomoTherapy System for use as an integrated system for the planning and delivery of IMR for the treatment of cancer in January 2006. In July 2012, Accuray took responsibility for both the CyberKnife and TomoTherapy Shonins and the service operations in Japan. In March 2014, we received Shonin approval from MHLW for CyberKnife M6 Series as well as the InCise MLC and in January 2017, we received Shonin approval from MHLW for the Radixact Treatment Delivery Platform.

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

Backlog

        For a discussion of the Company's fiscal 2017 backlog, please refer to the section entitled "Backlog," in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees

        As of June 30, 2017, we had 944 employees worldwide. None of the employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

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

        We often need to educate physicians about the use of stereotactic radiosurgery, IGRT and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs, and help train qualified physicians in the skilled use of these systems. In addition, we also must educate prospective customers regarding the entire functionality of our radiation therapy systems and their relative benefits compared to alternative products and treatment methods. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that our products will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

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

        As of June 30, 2017, we had an accumulated deficit of $450.4 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

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

        We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, as well as changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during the current volatile economic environment where we have had customers delaying or cancelling orders. When orders are placed, installation, delivery or shipping, as applicable, is accomplished and the revenues recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter.

        Once orders are received and booked into backlog, factors that may affect whether these orders become revenue (or are cancelled or deemed aged-out and reflected as a reduction in net orders) and the timing of revenue include:

  •
  economic or political instability in foreign countries;

  •
  delays in the customer obtaining funding or financing;

  •
  delays in construction at the customer site and delays in installation;

  •
  delays in the customer obtaining receipt of local or foreign regulatory approvals such as certificates of need in certain states or Class A user licenses in China;

  •
  timing of when we are able to recognize revenue associated with sales of the CyberKnife and TomoTherapy Systems, which varies depending upon the terms of the applicable sales and service contracts; and

  •
  the proportion of revenue attributable to orders placed by our distributors which may be more difficult to forecast due to factors outside our control.

        Our operating results may also be affected by a number of other factors some of which are outside of our control, including:

  •
  the proportion of revenue attributable to our legacy service plans;

  •
  timing and level of expenditures associated with new product development activities;

  •
  regulatory requirements in some states for a certificate of need prior to the installation of a radiation device or foreign regulatory approvals, such as Class A user licenses in China;

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

        We report on a quarterly and annual basis our orders and backlog. Unlike revenues, orders and backlog are not defined by U.S. GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm. Also, for the reasons discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Particularly high levels of cancellations or age-outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter.

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

        The CyberKnife and TomoTherapy Systems are complex and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our linear accelerator components are extremely complex devices and require significant expertise to manufacture, and we may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy Systems, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation-shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

        Our manufacturing processes and the manufacturing processes of our third-party suppliers are required to comply with the FDA's QSR for any products imported into, or sold within, the United States. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production process and controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with ISO, quality system standards in order to produce products for sale in Europe and Canada, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X-ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters.

        If a manufacturer does not adequately address the observations, the FDA may take enforcement action against the manufacturer, including the imposition of fines, restriction of the ability to export product, total shutdown of production facilities and criminal prosecution. If we or a third-party supplier receive a Form FDA 483 with material or major observations that are not promptly corrected, fail to pass a QSR inspection, or fail to comply with these, ISO and other applicable regulatory requirements, our operations could be disrupted and our ability to generate sales could be delayed. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. In addition, because some foreign regulatory approvals are based on approvals or clearances from the FDA, any failure to comply with FDA requirements may also disrupt our sales of products in other countries. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we or our third-party suppliers have in all instances fully complied with all applicable requirements. If any of these events occur, our reputation could be harmed, we could lose customers and there could be a material adverse effect on our business, financial condition and results of operations.

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

        We consider the competition for the CyberKnife and TomoTherapy Systems to be existing radiation therapy systems, primarily using C-arm linacs, which are sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian, Elekta, BrainLAB and ViewRay. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. In October 2012, Varian announced a new line of C-arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife Systems. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures. In May 2017, Varian launched a new radiation therapy product called Halcyon which they have positioned against our TomoTherapy product line.

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

If we are unable to develop new products or enhance existing products to meet our customers' needs and compete favorably in the market, we may be unable to attract or retain customers.

        Our success depends on the successful development, regulatory clearance or approval, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products that will meet our customers' needs provide novel, features and compete favorably in the market. The CyberKnife and TomoTherapy Systems, which are currently our principal products, are technologically complex and must keep pace with, among other things, the products of our competitors and new technologies. We are making significant investments in long-term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements.

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

  •
  manage the timing and cost of obtaining regulatory approvals or clearances;

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

        In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and product corrections in the past, including two recalls for the CyberKnife System in fiscal year 2017. The two recalls initiated in 2017 have been closed with FDA. One recall initiated in fiscal year 2016 continued into fiscal 2017 and was closed in October 2016. While no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single-source suppliers for critical components of the CyberKnife and TomoTherapy Systems could harm our ability to meet demand for our products in a timely and cost effective manner.

        We currently depend on single-source suppliers for some of the critical components necessary for the assembly of the CyberKnife and TomoTherapy Systems, including, with respect to the CyberKnife System, the robot, couch and, magnetron and, with respect to the TomoTherapy Systems, the ring gantry, couch, the solid state modulator and the magnetron. If any single-source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political, and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy Systems, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single-source suppliers will be able or willing to meet our future demands.

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

        We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. A significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with the Company. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain personnel in key positions, we may be unable to continue to grow our business successfully.

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

        If we are unable to maintain reliable information technology systems and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. Our worldwide operations mean that we are subject to data protection and cyber security laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. In the U.S., HIPAA privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has begun to assert authority over protection of privacy and the use of cyber security in information systems. In Europe, the General Data Protection Regulation requires us to manage individually identifiable information in the E.U. and, in the event of violations, may impose significant fines. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. There is no guarantee that we will avoid enforcement actions by governmental bodies or that our costs of compliance will not increase significantly. Enforcement actions can be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, if a substantial breach or loss of data from our records were to occur, we could become a target of such litigation.

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

        The complexity of our financial model contributes to the difficulties in determining the effectiveness of our financial reporting systems and internal controls. We recognize revenue from a range of transactions including CyberKnife and TomoTherapy Systems sales and services. The CyberKnife and TomoTherapy Systems are complex products that contain both hardware and software elements. The complexity of the CyberKnife and TomoTherapy Systems and of our financial model pertaining to revenue recognition requires us to process a broader range of financial transactions than would be required by a company with a less complex financial model. Accordingly, deficiencies or weaknesses in our internal controls would likely impact us more significantly than they would impact a company with a less complex financial model. If we were to find that our internal controls were deficient, and/or we would be required to amend or restate historical financial statements, this would likely have a negative impact on our stock price.

If third-party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife and TomoTherapy Systems, demand for our products and our revenue could be adversely affected.

        Our customers rely significantly on reimbursement from public and private third-party payors for CyberKnife and TomoTherapy systems procedures. Our ability to commercialize our products successfully will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for procedures that are performed with our products. Third-party payors may establish or change the reimbursement for medical products and services that could significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.

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

        Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 60% in 2017, 60% in 2016 and 54% in 2015. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

  •
  economic or political instability in foreign countries, including the market volatility caused by the recent approval by voters in the U.K. of a referendum to leave the EU;

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

        Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. A general economic slowdown and the volatility in current economic conditions could adversely affect our business including our ability to raise financing. Concerns over the slow economic recovery, the level of U.S. national debt, currency fluctuations and volatility, the rate of growth of Japan, China, and other Asian economies, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, negative interest rates, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets.

        Additionally, uncertain credit markets and concerns regarding the availability of credit could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected, including by reduced demand for our products resulting from a slow-down in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the recent approval by voters in the U.K. of a referendum to leave the EU has caused, and may continue to cause, uncertainty in the global markets. The U.K.'s proposed exit from the EU, if implemented, will take some period of time to complete and could result in regulatory changes that impact our business. We will review the impact of any resulting changes to EU or U.K. law that could affect our operations, such as labor policies, financial planning, product manufacturing, and product distribution. Political and regulatory responses to the vote are still developing and we are in the process of assessing the impact the vote may have on our business as more information becomes available.

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

        We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2017, customer contracts with extended payment terms of more than one year amounted to approximately 9% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

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

        As of June 30, 2017, we had approximately $329.8 million and $154.5 million in federal and state net operating loss carry forwards, respectively, which expire in varying amounts beginning in 2019 for federal and 2018 for state purposes. In addition, as of June 30, 2017, we had federal and state research and development tax credit carryforwards of approximately $18.6 million and $18.7 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits will begin to expire in 2018. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

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

        At June 30, 2017, we had $72.1 million in cash and cash equivalents and $23.9 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. To date, we have experienced no material realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

        Laws protecting patient health information.    There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services (HHS) has promulgated patient privacy rules under the HIPAA. These privacy rules protect medical records and other personal health information of patients by limiting their use and disclosure, giving patients the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA privacy standard was amended by the HITECH, enacted as part of the American Recovery and Reinvestment Act of 2009. Although we are not a "covered entity" under HIPAA, we are considered a "business associate" of certain covered entities and, as such, we are directly subject to HIPAA, including its enforcement scheme and inspection requirements, and are required to implement policies, procedures as well as reasonable and appropriate physical, technical and administrative security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers in compliance with HIPAA or other laws could subject us to civil and criminal liability to the government and civil liability to the covered entity, could result in adverse publicity, and could harm our business and impair our ability to attract new customers.

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

        Future legislative or policy initiatives directed at reducing costs could be introduced at either the federal or state level. We cannot predict what healthcare reform legislation or regulations, if any, including any potential repeal or amendment of the ACA, will be enacted in the United States or elsewhere, what impact any legislation or regulations related to the healthcare system that may be enacted or adopted in the future might have on our business, or the effect of ongoing uncertainty or public perception about these matters will have on the purchasing decisions of our customers. However, the implementation of new legislation and regulation may materially lower reimbursements for our products, materially reduce medical procedure volumes and significantly and adversely affect our business.

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

        In February 2013, we issued $115.0 million aggregate principal amount of our 3.50% Convertible Senior Notes due February 1, 2018 (the "3.50% Convertible Notes"). In April 2014, we issued approximately $70.3 million aggregate principal amount of our 3.50% Series A Convertible Senior Notes due February 1, 2018 (the "3.50% Series A Convertible Notes", and collectively with the 3.50% Convertible Notes, the Existing 3.50% Convertible Notes) and paid approximately $0.4 million in cash to refinance approximately $70.3 million aggregate principal amount of our 3.50% Convertible Notes. Following such transactions, approximately $44.7 million aggregate principal amount of the 3.50% Convertible Notes remained outstanding. To the extent we issue common stock upon conversion of any outstanding Convertible Notes, that conversion would dilute the ownership interests of our stockholders.

        On August 7, 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2022 (the "3.75% Convertible Senior Notes," and collectively with the Existing 3.50% Convertible Notes, the "Convertible Notes") consisting of (i) $53.0 million aggregate principal amount of 3.75% Convertible Senior Notes to certain holders of the Company's outstanding Existing 3.50% Convertible Notes (the "Exchange Participants") in exchange for approximately $47.0 million aggregate principal amount of such holders' Existing 3.50% Convertible Notes and (ii) $32.0 million aggregate principal amount of 3.75% Convertible Senior Notes to certain other qualified new investors for cash. The net proceeds of the cash issuance were used to repurchase approximately $28.0 million of additional Existing 3.50% Convertible Notes from the Exchange Participants. Immediately following such transactions, approximately $40.0 million aggregate principal amount of the Existing 3.50% Convertible Notes remained outstanding.

Increased leverage as a result of the Convertible Notes offering and our Revolving Credit Facility may harm our financial condition and operating results.

        On June 14, 2017, the Company entered into a credit and security agreement (the "Credit Agreement") by and among the Company, TomoTherapy Incorporated (together with the Company, the "Borrowers"), any additional borrower that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other lenders from time to time parties thereto. The Credit Agreement provides for a revolving credit facility in the initial amount of $52.0 million, which the Company may request be increased by up to $33.0 million to a new total of $85.0 million through additional tranches, each with a $1.0 million minimum (the "Revolving Credit Facility"). Availability for borrowings under the Revolving Credit Facility is subject to a borrowing base that is calculated as a function of the value of the Borrowers' eligible accounts receivable and eligible inventory. The Revolving Credit Facility's stated maturity date is June 14, 2021, but may mature earlier than the stated

maturity date if certain conditions set forth in the Credit Agreement are not met, including conditions related to the Convertible Notes. The Borrowers' obligations under the Credit Agreement are secured by first-priority liens on substantially all the assets of the Borrowers, subject to certain exceptions. Interest on the borrowings under the Revolving Credit Facility is payable monthly in arrears at an annual interest rate of reserve-adjusted, 90-day LIBOR (subject to a 1.00% floor) plus 4.50%.

        The Credit Agreement also includes certain financial covenants, events of default, and other covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions.

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

        As of June 30, 2017, we had total consolidated liabilities of approximately $359.9 million; including the short-term liability components of the 3.50% Convertible Senior Notes in the amount of $44.1 million and the 3.50% Series A Convertible Senior Notes of $68.9 million. In addition, as of June 30, 2017, there was a long-term liability component of the Revolving Credit Facility in the amount of $51.5 million. In August 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes and reduced the aggregate principal amount of the Existing 3.50% Convertible Notes outstanding to approximately $40.0 million.

The conditional conversion features of the 3.50% Series A Convertible Notes and 3.75% Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.

        In the event the conditional conversion features of the 3.50% Series A Convertible Notes or 3.75% Convertible Senior Notes are triggered, holders of the 3.50% Series A Convertible Notes or 3.75% Convertible Senior Notes, as applicable, will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert such notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert such notes, if we have irrevocably elected net share settlement upon conversion we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

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

        A change of control will also trigger an event of default under the Revolving Credit Facility. If an event of default occurs, the agent for the lenders under the Revolving Credit Facility may, at its discretion, suspend or terminate any of the lenders' loan obligations thereunder and/or declare all or any portion of the loan then-outstanding under the Revolving Credit Facility, including all accrued but unpaid interest thereon, to be accelerated and immediately due and payable.

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

        We also lease approximately 197,000 square feet of product development, manufacturing, administrative and warehouse space in five buildings in Madison, Wisconsin, as follows:

  •
  An office building totaling approximately 61,000 square feet, which is leased to us until June 2025;

  •
  A manufacturing facility totaling approximately 56,000 square feet, which is leased to us until June 2025; and

  •
  Warehouse space in three buildings totaling approximately 80,000 square feet, which are leased to us through various dates until July 2020.

        Our wholly owned subsidiary, Accuray International Sarl, leases two office buildings totaling approximately 15,000 square feet of administrative space in Morges, Switzerland, which are leased to Accuray International until June 2018.

        In addition, our wholly-owned subsidiary, Accuray Accelerator Technology Company Limited, leases approximately 26,000 square feet of space in a manufacturing facility in Chengdu, China until July 2019.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "ARAY." The high and low sale prices for each quarterly period during our fiscal years ended June 30, 2017 and 2016 are as follows:

	High	Low
Year ended June 30, 2017
First Quarter	$6.39	$4.75
Second Quarter	$6.26	$4.45
Third Quarter	$6.00	$4.55
Fourth Quarter	$5.20	$3.85
Year ended June 30, 2016
First Quarter	$7.37	$4.87
Second Quarter	$7.54	$4.80
Third Quarter	$6.75	$4.83
Fourth Quarter	$6.33	$4.86

        We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay cash dividends to common stockholders in the foreseeable future.

        As of August 15, 2017, there were 217 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

        During the year ended June 30, 2017, there were no sales of unregistered equity securities by the Company.

        The Company does not have a stock repurchase program and has not made any share repurchase, excluding repurchases to satisfy minimum tax withholdings, during the year ended June 30, 2017.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2012 and June 30, 2017, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on June 30, 2012 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

        Among Accuray Incorporated, the NASDAQ Composite Index, and the S&P Health Care Index

*
$100 invested on June 30, 2012 in stock or index, including reinvestment of dividends.

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

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations for the years ended June 30, 2017, 2016 and 2015, and the consolidated balance sheet data at June 30, 2017 and 2016 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended June 30, 2014 and 2013 and the consolidated balance sheet data at June 30, 2015, 2014 and 2013 is derived from our audited consolidated financial statements not included in this Form 10-K.

	Years Ended June 30,
	2017	2016	2015	2014	2013(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$383,414	$398,800	$379,801	$369,419	$315,974
Cost of revenue	242,073	240,087	234,399	226,619	218,334

Gross profit	141,341	158,713	145,402	142,800	97,640
Operating expenses:
Research and development	49,921	56,652	55,752	53,724	66,197
Selling and marketing	57,477	56,812	62,440	61,885	54,372
General and administrative	43,766	50,122	46,379	45,335	57,726

Total operating expenses	151,164	163,586	164,571	160,944	178,295

Loss from operations	(9,823)	(4,873)	(19,169)	(18,144)	(80,655)
Other expense, net	(18,718)	(18,295)	(18,621)	(14,216)	(13,133)

Loss before provision for income taxes	(28,541)	(23,168)	(37,790)	(32,360)	(93,788)
Provision for income taxes	1,038	2,336	2,419	3,088	3,573

Loss from continuing operations	(29,579)	(25,504)	(40,209)	(35,448)	(97,361)

Loss from operations of a discontinued variable interest entity	—	—	—	—	(3,505)
Impairment of indefinite lived intangible asset of discontinued variable interest entity	—	—	—	—	(12,200)
Loss from deconsolidation of a variable interest entity	—	—	—	—	(3,442)

Loss from discontinued operations, net of tax of $0	—	—	—	—	(19,147)
Loss from discontinued operations attributable to non-controlling interest	—	—	—	—	(13,289)

Loss from discontinued operations attributable to stockholders	—	—	—	—	(5,858)

Loss attributable to stockholders	$(29,579)	$(25,504)	$(40,209)	$(35,448)	$(103,219)

Loss per share attributable to stockholders
Basic—continuing operations	$(0.36)	$(0.32)	$(0.51)	$(0.47)	$(1.33)
Diluted—continuing operations	$(0.36)	$(0.32)	$(0.51)	$(0.47)	$(1.33)
Basic—discontinued operations	$—	$—	$—	$—	$(0.08)
Diluted—discontinued operations	$—	$—	$—	$—	$(0.08)
Basic—net loss	$(0.36)	$(0.32)	$(0.51)	$(0.47)	$(1.41)
Diluted—net loss	$(0.36)	$(0.32)	$(0.51)	$(0.47)	$(1.41)
Weighted average common shares used in computing loss per share
Basic	82,495	80,509	78,277	75,804	73,281

Diluted	82,495	80,509	78,277	75,804	73,281

	As of June 30,
	2017	2016	2015	2014	2013(1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$72,084	$119,771	$79,551	$92,346	$73,313
Investments	$23,909	$47,239	$64,306	$79,553	$101,084
Working capital	$24,511	$151,468	$184,414	$179,901	$180,076
Total assets	$406,464	$469,033	$466,773	$495,188	$475,929
Long-term debt	$51,548	$170,512	$199,655	$195,612	$198,768
Total stockholders' equity	$46,533	$59,660	$75,780	$98,548	$106,835

(1)
On December 21, 2012, we entered into a Purchase Agreement and Release with Compact Particle Acceleration Corporation (CPAC), under which all the equity and debt investments held by us in CPAC were purchased by CPAC for a nominal consideration. As a result of the Purchase Agreement and Release, we concluded that we were no longer the primary beneficiary of CPAC, and therefore, deconsolidated CPAC as of December 21, 2012. The results of operations of CPAC, including the loss on deconsolidation of CPAC and the losses attributable to the non-controlling interest recorded for the years ended June 30, 2013 have been reported as discontinued operations.

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

Overview

Products and Markets

Company

        We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of care, with the aim of helping patients live longer, better lives. Our leading-edge technologies, the CyberKnife and TomoTherapy Systems, including Radixact, the next generation TomoTherapy System platform are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image-guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving largely separate patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population including patients requiring retreatment with radiation therapy.

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

        Our CyberKnife M6 Series Systems have the option of: fixed collimator, Iris Variable Aperture Collimator and/or multi-leaf collimator, or InCise MLC. The InCise MLC is designed specifically for the M6 Series. With the addition of the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife System, faster and for a wider range of tumor types. The addition of the InCise MLC now makes it faster and more efficient to treat a wider range of tumor types with the CyberKnife M6 Series System, including larger tumors and those with multiple sites of disease.

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

TomoTherapy Systems, including Radixact, the next generation TomoTherapy System

        The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. The TomoTherapy Systems are specifically designed for image-guided intensity-modulated radiation therapy (IG-IMRT). The TomoTherapy Systems include the TomoTherapy H Series Systems with configurations of TomoH, TomoHD and TomoHDA. Based on a CT scanner platform, the systems provide continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver highly accurate, individualized dose distributions which precisely conform to the shape of the patient's tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for the patient. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung and head and neck cancers, in addition to complex and novel treatments such as total marrow irradiation. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. The new Radixact System is the next generation TomoTherapy platform and is currently approved for sale in the US, Europe, Japan and other territories. The Radixact System is a new, smart system with integrated Accuray Precision treatment planning software and the new iDMS Data Management System. The Radixact System leverages the TomoTherapy System's efficient daily low-dose fan beam MVCT image guidance and unique ring gantry architecture, delivering precise radiation treatments for more patients, faster, with simpler, more automated workflows. We believe the Radixact System and other TomoTherapy Systems offer clinicians and patients' significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

  •
  Continued adoption of our TomoTherapy Systems, including the adoption of the Radixact System in markets where it is available;

  •
  Greater awareness among doctors and patients of the unique benefits of radiation therapy using TomoTherapy Systems because of their ring gantry architecture and ability to deliver treatment from 360 degrees around the patient;

  •
  Advances in our technology which improves the quality of treatments and ease of use of TomoTherapy Systems;

  •
  Greater awareness among doctors of the now-established reliability of TomoTherapy Systems; and

  •
  Our ability to expand sales of TomoTherapy Systems in countries throughout the world; including

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

Backlog

        For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, Post Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $452.8 million as of June 30, 2017 compared to $405.9 million as of June 30, 2016.

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

  •
  The specific end customer site has been identified by the customer in the written contract or written amendment; and,

  •
  Less than 2.5 years have passed since the contract met all the criteria above.

        Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems, including the Radixact Systems and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers' needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact backlog. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment

        A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Years ended June 30,
	2017	2016	2015
Gross orders	$298,348	$283,853	$267,777
Net orders	226,559	224,253	188,997
Order backlog at the end of the period	452,846	405,900	375,028

        Gross orders increased by $14.5 million for the year ended June 30, 2017, as compared to the year ended June 30, 2016. Gross orders increased by $16.1 million for the year ended June 30, 2016, as compared to the year ended June 30, 2015. These increases were due to increased order volume year over year. In fiscal 2017, TomoTherapy System order volume decreased 1% year over year and CyberKnife System order volume increased 5% year over year. In fiscal 2016, TomoTherapy System order volume increased 11% year over year and CyberKnife System order volume increased 13% year over year.

        Net orders increased by $2.3 million for the year ended June 30, 2017, as compared to the year ended June 30, 2016, resulting from the increase in gross orders of $14.5 million offset by a decrease of $9.2 million because of unfavorable currency impacts and decrease in net age-outs of $2.9 million.

  •
  The net age-outs of $57.6 million for the year ended June 30, 2017 include $4.7 million of age-ins which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period. There were $12.1 million of age-ins included in net age-outs of $54.7 million for the year ended June 30, 2016.

  •
  Cancellations were $13.8 million in the years ended June 30, 2017 and 2016, respectively. Cancellations are outside of our control and difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

  •
  Currency impacts resulted in a decrease in net orders of $0.4 million and an increase of $8.9 million in the year ended June 30, 2017 and 2016, respectively. In fiscal 2017, order backlog decreased slightly because of a strengthening U.S. Dollar. Conversely, when the U.S. Dollar weakens, like it did in fiscal 2016, having contracts based in several currencies such as Euro and Japanese Yen resulted in a positive impact on net orders.

        Net orders increased by $35.3 million for the year ended June 30, 2016, as compared to the year ended June 30, 2015, resulting from the increase in gross orders of $16.1 million plus an increase of $25.2 million because of favorable currency impacts partially offset by an increase in cancellations of $2.3 million and an increase in net age-outs of $3.8 million.

  •
  The net age-outs of $54.7 million for the year ended June 30, 2016 include $12.1 million of age-ins which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period. There were $4.0 million of age-ins included in net age-outs of $50.9 million for the year ended June 30, 2015.

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

        Currently, we expect age-outs in the first quarter of fiscal 2018 to improve sequentially as compared to the age-outs experienced in the fourth fiscal quarter of 2017.

Results of Operations

Fiscal 2017 results compared to 2016 (in thousands, except percentages)

	Years Ended June 30,
	2017		2016
					2017 - 2016 % change
	Amount	%(a)	Amount	%(a)
Products	$179,611	47%	$193,299	48%	(7)%
Services	203,803	53	205,501	52	(1)

Net revenue	$383,414	100%	$398,800	100%	(4)%

Gross profit	$141,341	37%	$158,713	40%	(11)%

Products gross profit	66,254	37	84,628	44	(22)
Services gross profit	75,087	37	74,085	36	1
Research and development expenses	49,921	13	56,652	14	(12)
Selling and marketing expenses	57,477	15	56,812	14	1
General and administrative expenses	43,766	11	50,122	13	(13)
Other expense, net	18,718	5	18,295	5	2
Provision for income taxes	1,038	1	2,336	1	(56)

Net loss	$(29,579)	(8)%	$(25,504)	(6)%	16%

(a)
Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net revenue

        Product net revenue decreased by $13.7 million for the year ended June 30, 2017 as compared to the year ended June 30, 2016 primarily due to a decrease of $12.4 million in revenue from system sales resulting from fewer number of CyberKnife Systems taken to revenue as compared to the prior year as well as a reduction in the average revenue per system. In addition, the decrease in revenue is attributable to a slower revenue conversion process mainly resulting from a higher percentage of order growth in our distributor channels which results in less control over the timing of revenue. There was also a decrease of $1.2 million in upgrade and other revenue as compared to the prior year. From time to time, we may amend sales agreements for system orders in backlog between Accuray and our distributors in order to shift responsibility of the installation of the system from us to the distributor. In such cases, the total purchase price of the system will be reduced accordingly as negotiated with the distributor on a case by case basis. This may result in us recognizing revenue for such systems earlier than previously anticipated. The total revenue recognized under such amendments was insignificant for fiscal year 2017.

        Services net revenue decreased by $1.7 million for the year ended June 30, 2017 as compared to the year ended June 30, 2016. The decrease was driven by decreases in spare parts revenue of $2.0 million, installation revenue of $1.8 million and training revenue of $0.9 million. The decrease was partially offset by an increase in PCS revenue of $3.0 million due to an expanding installed base.

        Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years ended June 30,
	2017	2016
Net revenue	$383,414	$398,800
Americas	40%	40%
Europe, Middle East, India and Africa	27%	35%
Asia Pacific (excluding Japan and India)	15%	16%
Japan	18%	9%

Gross profit

        The overall gross profit margin for the year ended June 30, 2017 was 37% as compared to 40% for the year ended June 30, 2016, representing a decrease of 3% due primarily to increased product and headcount related costs as compared to the prior year. Product gross margin was 37% for the year ended June 30, 2017 as compared to 44% for the year ended June 30, 2016, representing a decrease of 7% primarily due to higher costs of manufacturing the systems as well as overhead costs. Service gross margin for the year ended June 30, 2017 was 37% as compared to 36% for the year ended June 30, 2016, representing a slight increase of 1% due mainly due to lower parts consumption on the installed base.

Research and development expenses

        Research and development expenses were $49.9 million for the year ended June 30, 2017 as compared to $56.7 million for the year ended June 30, 2016, which represents a decrease of $6.8 million, or 12%. The decrease was primarily due to $4.4 million lower project related spending as a result of completion of the roadmap development projects and completion of Radixact testing as well as decreased employee compensation related expenses of $0.6 million due to lower headcount and delays in hiring as compared to the prior year. Additionally, there was a decrease of $1.7 million in technology and facilities related costs as compared to the prior year.

        We anticipate that research and development expenses in fiscal 2018 will be higher than fiscal 2017 due to expected investment in development projects based on our current roadmap.

Selling and marketing expenses

        Selling and marketing expenses for the year ended June 30, 2017 were $57.5 million as compared to $56.8 million for the year ended June 30, 2016, which represents an increase of $0.7 million, or 1%. The increase was partially due to higher consulting services of $0.7 million related to new sales and marketing projects and $0.2 million in higher technology and facilities related costs. The increases were offset by lower travel and tradeshow related expenses of $0.2 million each as compared to the prior year.

        We anticipate selling and marketing expenses in fiscal 2018 will be slightly higher compared to fiscal 2017 due to higher expenses related to new product launches and incremental headcount.

General and administrative expenses

        General and administrative expenses for the year ended June 30, 2017 were $43.8 million as compared to $50.1 million for the year ended June 30, 2016, which represents a decrease of $6.3 million, or 13%. This decrease was primarily attributable to $9.4 million of lower legal fees associated with litigation settlements in the prior fiscal year and $0.3 million of lower insurance expenses and bank fees. This decrease was partially offset by increased employee compensation expenses of $0.9 million and higher technology and facilities related costs of $2.5 million as compared to the prior year.

        We anticipate general and administrative expenses in fiscal 2018 to be relatively flat as compared with fiscal 2017.

Other expense, net

        Other expense, net for the year ended June 30, 2017 was $18.7 million as compared to $18.3 million for the year ended June 30, 2016, which represents a decrease of $0.4 million. This decrease was primarily attributable to $0.7 million of lower foreign exchange losses during fiscal 2017 as compared to fiscal 2016 as well as lower interest related charges of $0.2 million. This was offset by higher other income of $1.2 million in fiscal 2016 from a new licensing agreement which did not recur in fiscal 2017.

Provision for income taxes

        The provision for income taxes was lower in fiscal 2017 as compared to fiscal 2016 mainly due to lower foreign earnings and a benefit of approximately $1.4 million in the first quarter of fiscal 2017 as a result of the completion of tax audits by the Swiss authorities for the period from fiscal 2011 through fiscal 2015.

        At June 30, 2017, we had federal and state net operating loss carryforwards of $329.8 million and $154.5 million, respectively. These federal and state net operating loss carryforwards are available to offset future taxable income, if any, in varying amounts and will begin to expire in 2019 for federal and 2018 for state purposes, respectively. Such net operating loss carryforwards include tax benefits from employee stock option exercises in excess of the share-based compensation expense that has been recognized for these awards. We will record approximately $0.9 million as a credit to additional paid-in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards of approximately $18.6 million and $18.7 million, respectively. If not utilized, the federal research credits will begin to expire in 2019, the California research credits have no expiration date and the other state research credits begin to expire in 2018. Realization of the deferred tax assets, among other factors, is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Because of the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

        At June 30, 2017, there was no provision for U.S. income tax for undistributed earnings of our foreign subsidiaries as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income tax has been provided as of June 30, 2017 was $26.5 million. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

Fiscal 2016 results compared to 2015 (in thousands, except percentages)

	Years Ended June 30,
	2016		2015
					2016 - 2015 % change
	Amount	%(a)	Amount	%(a)
Products	$193,299	48%	$178,710	47%	8%
Services	205,501	52	201,091	53	2

Net revenue	$398,800	100%	$379,801	100%	5%

Gross profit	$158,713	40%	$145,402	38%	9%

Products gross profit	84,628	44	74,161	41	14
Services gross profit	74,085	36	71,241	35	4
Research and development expenses	56,652	14	55,752	15	2
Selling and marketing expenses	56,812	14	62,440	16	(9)
General and administrative expenses	50,122	13	46,379	12	8
Other expense, net	18,295	5	18,621	5	(2)
Provision for income taxes	2,336	1	2419	1	(3)

Net loss	$(25,504)	(6)%	$(40,209)	(11)%	(37)%

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

        Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years ended June 30,
	2016	2015
Net revenue	$398,800	$379,801
Americas	40%	46%
Europe, Middle East, India and Africa	35%	29%
Asia Pacific (excluding Japan and India)	16%	15%
Japan	9%	10%

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

General and administrative expenses

        General and administrative expenses for the year ended June 30, 2016 were $50.1 million as compared to $46.4 million for the year ended June 30, 2015, which represents an increase of $3.7 million, or 8%. This increase was primarily related to higher legal expenses of $3.0 million due to ongoing defense of and response to legal matters, primarily related to the Cowealth Medical matters which was described in Note 7 to the financial statements in our fiscal 2016 Form 10-K. In addition, there was an increase of $0.4 million in severance-related expenses in the fourth quarter of fiscal year 2016.

Other expense, net

        Other expense, net for the year ended June 30, 2016 was $18.3 million as compared to $18.6 million for the year ended June 30, 2015, which represents a decrease of $0.3 million. This decrease was primarily attributable to an increase in other income of $1.2 million because of a new licensing agreement in the third quarter of fiscal 2016. Foreign currency losses decreased by $0.5 million, from $2.5 million in fiscal 2015 to $2.0 million in fiscal 2016, primarily because of the strengthening of the U.S. Dollar against the Euro and the appreciation of the Japanese Yen against the U.S. Dollar. In addition, there was an increase in interest income of $0.3 million as compared to the prior year because of changes in the investment portfolio comprising of higher yield securities. The increases in the interest and other income and reduction in foreign exchange losses were partially offset by higher interest expenses of $0.9 million, primarily the result of higher accretion of debt discount and amortization of debt offering costs as compared to fiscal 2015 on our 3.75% Convertible Senior Notes due August 2016 (the "3.75% Convertible Notes"), the 3.50% Convertible Notes, the 3.50% Series A Convertible Notes and our secured term loan with Cerberus Business Finance, LLC. Additionally, $1.0 million of non-cash debt extinguishment loss was incurred in fiscal 2016 because of the extinguishment of $63.4 million of the 3.75% Convertible Notes.

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

Share-based Compensation Expense

        In fiscal 2017, 2016 and 2015, we recorded share-based compensation expense of $13.6 million, $12.6 million and $13.9 million, respectively, related to awards under our incentive stock plans. Share-based compensation expense was recorded net of estimated forfeitures. As of June 30, 2017, we had approximately $28.3 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, Employee Stock Purchase Plan, or ESPP shares, restricted stock units, or RSUs, and market stock units, or MSUs, which we expect to recognize over a weighted average period from 0.6 to 3.4 years.

Liquidity and Capital Resources

        At June 30, 2017, we had $72.1 million in cash and cash equivalents and $23.9 million in investments. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part I, Item 1A titled "Risk Factors." Also refer to Note 12, "Debt" to the consolidated financial statements for discussion of the Revolving Credit Facility and our Convertible Notes outstanding as of June 30, 2017. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

        In addition, the undistributed earnings of our foreign subsidiaries at June 30, 2017, are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of June 30, 2017, we had approximately $48.4 million of cash and cash equivalents at our foreign subsidiaries.

Cash Flows

	Years ended June 30,
	2017	2016	2015
Net cash provided by (used in) operating activities	$(380)	$30,925	$(14,409)
Net cash provided by investing activities	17,823	8,262	3,689
Net cash provided by (used in) financing activities	(54,538)	(757)	5,895
Effect of exchange rate changes on cash, cash equivalents and restricted cash	197	(1,006)	(5,757)

Net increase (decrease) in cash, cash equivalents and restricted cash	$(36,898)	$37,424	$(10,582)

Operating Activities

        Net cash used in operating activities was $0.4 million in fiscal 2017 and consisted of a net loss of $29.6 million, non-cash items of $41.7 million, and a net change in operating assets and liabilities of $12.5 million. Non-cash items consisted primarily of depreciation and amortization expense of $18.0 million, stock-based compensation expense of $13.6 million; non-cash interest expenses on debt of $7.8 million and write down of inventories of $2.3 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in accounts receivable of $15.7 million and other current and non-current assets of $4.4 million. These uses of cash were offset in part by an increase in accounts payable of $2.2 million and accrued liabilities of $8.3 million, which was offset by a decrease in deferred revenue of $8.7 million and customer advances of $5.2 million as well as a decrease in inventories of $7.7 million. The increase in accounts receivable is a function of the timing of payments from customers driven by longer payment terms offered.

        Net cash provided by operating activities was $30.9 million in fiscal 2016 and consisted of a net loss of $25.5 million, non-cash items of $43.1 million, and a net change in operating assets and liabilities of $13.4 million. Non-cash items consisted primarily of depreciation and amortization expense of $18.3 million, stock-based compensation expense of $12.6 million and non-cash interest expenses on debt of $8.0 million. The significant items in the change in operating assets and liabilities include cash provided from decreases in accounts receivable of $17.0 million, and accounts payable, accrued liabilities, customer advances and deferred revenue of $5.4 million. These provisions of cash were offset in part by an increase in inventories of $10.5 million, and other current and non-current assets as well as deferred cost of revenue of $1.5 million. The decrease in accounts receivable is a function of the timing of cash collections from customers in fiscal 2016.

        Net cash used in operating activities was $14.4 million in fiscal 2015 and consisted of a net loss of $40.2 million, non-cash items of $45.4 million, and a net change in operating assets and liabilities of $19.6 million. Non-cash items consisted primarily of depreciation and amortization expense of $19.5 million, stock-based compensation expense of $13.9 million and non-cash interest expenses on debt of $8.7 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in inventories of $21.1 million and accounts receivable of $7.2 million. These uses of cash were offset in part by a decrease in deferred revenue and associated costs of $17.4 million and decreases in accounts payable and accrued liabilities $10.4 million. The increase in inventories was due to purchases to support future sales and accounts receivable was the result of increased sales in fiscal 2015.

Cash Flows From Investing Activities

        Net cash provided by investing activities was $17.8 million in fiscal 2017, which primarily consisted of sales and maturities of short-term investments of $38.2 million, offset by purchases of investments of $15.0 million, purchases of property and equipment of $5.0 million and purchase of intangible assets of $0.3 million.

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

Cash Flows From Financing Activities

        Net cash used in financing activities during fiscal 2017 was $54.5 million, primarily attributable to $105.2 million in payments to convertible note holders and in connection with our term-loan with Cerberus Business Finance, LLC, and $1.4 million of taxes paid related to net share settlement of equity awards, offset by $48.3 million proceeds from new Revolving Credit Facility and $3.8 million from proceeds from employee stock plans.

        Net cash used in financing activities during fiscal 2016 was $0.8 million, primarily attributable to $66.4 million of payments to convertible note holders and $2.8 million of taxes paid related to net share settlement of equity awards, partially offset by $64.6 million of proceeds from our term-loan with Cerberus Business Finance, LLC. and $3.8 million proceeds from employee stock plans.

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

Contractual Obligations and Commitments

        The following is a schedule summarizing our obligations to make future payments under contractual obligations as of June 30, 2017 with the effects of convertible notes issued in August 2017. Refer to Note 18 in Notes to the Consolidated Financial Statements in Item 8, Part II, of this report on Form 10-K (in thousands):

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes and Revolver Credit Facility(1)	$177,000	$40,000	$—	$52,000	$85,000
Interest on Notes and Revolver Credit Facility(2)	35,173	7,597	13,655	13,655	266
Operating leases	48,500	9,290	14,413	12,155	12,642

Total	$260,673	$56,887	$28,068	$77,810	$97,908

(1)
Any conversion, redemption or purchase of our Notes would impact our cash payments noted in the preceding table. Please see Note 12, Debt, to the consolidated financial statements for further information. Amounts presented are for principal only.

(2)
Interest on the Revolver Credit Facility is accrued at 7% per annum that may vary in subsequent periods based upon LIBOR.

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

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements for the years ended June 30, 2017, 2016, or 2015.

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

Revenue Recognition

        We frequently enter into sales arrangements with customers that contain multiple elements or deliverables and we have to make a number of reasoned judgments with respect to elements of these sales arrangements, including how to allocate the proceeds received from an arrangement, whether there are multiple elements in the arrangement, whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition with respect to these arrangements. For sale arrangements that contain multiple elements, we allocate the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence (VSOE), of fair value, if it exists. VSOE of fair value for each element is based on our standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company's pricing committee when that product or service is not yet being sold separately. When we are not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, we attempt to determine the selling price of each element based on third-party evidence of selling price (TPE), as determined based on competitors' or third-party vendors' prices for similar deliverables when sold separately. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When we are not able to establish selling price using VSOE or TPE, we use our best estimate of selling price (BESP), in the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through annual analysis of our pricing practices and adjusted if necessary.

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

Assessment of Recoverability of Goodwill and Intangible Assets

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

Foreign Currency Exchange Rate Risk

        A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2017, we had no open forward contracts and all open positions had been settled.

        The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other expenses, net. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.

Interest Rate Risk

        We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have an adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2017, that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $23.9 million at June 30, 2017. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points.

	Decrease in interest rates				Increase in interest rates
Change in interest rate	–100 BPS	–75 BPS	–50 BPS	–25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$192	$144	$96	$48	$(48)	$(96)	$(144)	$(192)

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

        On August 7, 2017, we issued approximately $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 174.8252 shares of common stock per $1,000 principal amount of the 3.75% Convertible Senior Notes, which is equivalent to a conversion price of approximately $5.72 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.72 upon conversion of the 3.75% Convertible Senior Notes. For every $1 that the share price of our common stock exceeds $5.72, we expect to issue an additional $14.9 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Senior Notes are converted.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

        We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware Corporation) and subsidiaries (the "Company") as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuray Incorporated and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2017, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

San Jose, California

August 25, 2017

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$72,084	$119,771
Short-term investments	23,909	47,239
Restricted cash	12,829	891
Accounts receivable, net of allowance for doubtful accounts of $420 and $826 as of June 30, 2017 and June 30, 2016, respectively	72,789	56,810
Inventories	105,054	115,987
Prepaid expenses and other current assets	18,988	16,098
Deferred cost of revenue	3,350	4,884

Total current assets	309,003	361,680
Property and equipment, net	23,062	27,878
Goodwill	57,812	57,848
Intangible assets, net	964	7,611
Deferred cost of revenue	206	1,996
Restricted cash	322	1,471
Other assets	15,095	10,549

Total assets	$406,464	$469,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,486	$15,229
Accrued compensation	25,402	18,725
Other accrued liabilities	23,870	22,184
Short-term debt	113,023	39,900
Customer advances	16,926	22,123
Deferred revenue	87,785	92,051

Total current liabilities	284,492	210,212
Long-term liabilities:
Long-term other liabilities	10,068	10,984
Deferred revenue	13,823	17,665
Long-term debt	51,548	170,512

Total liabilities	359,931	409,373

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2017 and June 30, 2016, respectively; issued and outstanding: 83,739,804 and 81,378,208 shares at June 30, 2017 and June 30, 2016, respectively	84	81
Additional paid-in-capital	496,887	481,346
Accumulated other comprehensive loss	(52)	(960)
Accumulated deficit	(450,386)	(420,807)

Total stockholders' equity	46,533	59,660

Total liabilities and stockholders' equity	$406,464	$469,033

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended June 30,
	2017	2016	2015
Net revenue:
Products	$179,611	$193,299	$178,710
Services	203,803	205,501	201,091

Total net revenue	383,414	398,800	379,801

Cost of revenue:
Cost of products	113,357	108,671	104,549
Cost of services	128,716	131,416	129,850

Total cost of revenue	242,073	240,087	234,399

Gross profit	141,341	158,713	145,402
Operating expenses:
Research and development	49,921	56,652	55,752
Selling and marketing	57,477	56,812	62,440
General and administrative	43,766	50,122	46,379

Total operating expenses	151,164	163,586	164,571

Loss from operations	(9,823)	(4,873)	(19,169)
Other expense, net	(18,718)	(18,295)	(18,621)

Loss before provision for income taxes	(28,541)	(23,168)	(37,790)
Provision for income taxes	1,038	2,336	2,419

Net loss	$(29,579)	$(25,504)	$(40,209)

Net loss per share—basic and diluted	$(0.36)	$(0.32)	$(0.51)

Weighted average common shares used in computing net loss per share:
Basic and diluted	82,495	80,509	78,277

Net loss	$(29,579)	$(25,504)	$(40,209)
Foreign currency translation adjustment	33	(47)	(1,196)
Unrealized gain (loss) on investments, net of tax	(74)	62	(95)
Change in defined benefit pension obligation	949	(549)	(950)

Comprehensive loss	$(28,671)	$(26,038)	$(42,450)

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders' Equity

(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2014	77,178,365	$77	$451,750	$1,815	$(355,094)	$98,548

Exercise of Stock options, net	529,331		2,563	—	—	2,563
Issuance of restricted stock	1,174,531	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	719,279	1	4,032	—	—	4,033
Share-based compensation	—	—	13,746	—	—	13,746
Tax withholding upon vesting of restricted stock units	(123,668)	—	(660)	—	—	(660)
Net loss	—	—	—	—	(40,209)	(40,209)
Cumulative translation adjustment	—	—	—	(1,196)	—	(1,196)
Unrealized (loss) on investments, net of tax	—	—	—	(95)	—	(95)
Change in defined benefit pension obligation	—	—	—	(950)	—	(950)

Balance at June 30, 2015	79,477,838	$79	$471,430	$(426)	$(395,303)	$75,780

Exercise of Stock options, net	58,279	—	285	—	—	285
Issuance of restricted stock	1,570,577	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	729,259	—	3,588	—	—	3,588
Share-based compensation	—	—	12,396	—	—	12,396
Unamortized Convertible Senior Note issuance costs reclassified to equity	—	—	(3,519)	—	—	(3,519)
Tax withholding upon vesting of restricted stock units	(457,745)	—	(2,832)	—	—	(2,832)
Net loss	—	—	—	—	(25,504)	(25,504)
Cumulative translation adjustment	—	—	—	(48)	—	(48)
Unrealized gain on investments, net of tax	—	—	—	63	—	63
Change in defined benefit pension obligation	—	—	—	(549)	—	(549)

Balance at June 30, 2016	81,378,208	$81	$481,346	$(960)	$(420,807)	$59,660

Exercise of Stock options, net	112,482	—	463	—	—	463
Issuance of restricted stock	1,709,957	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	870,037	1	3,345	—	—	3,346
Share-based compensation	—	—	13,154	—	—	13,154
Tax withholding upon vesting of restricted stock units	(330,880)	—	(1,419)	—	—	(1,419)
Net loss	—	—	—	—	(29,579)	(29,579)
Cumulative translation adjustment	—	—	—	33	—	33
Unrealized (loss) on investments, net of tax	—	—	—	(74)	—	(74)
Change in defined benefit pension obligation	—	—	—	949	—	949

Balance at June 30, 2017	83,739,804	$84	$496,887	$(52)	$(450,386)	$46,533

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(29,579)	$(25,504)	$(40,209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,043	18,296	19,493
Share-based compensation	13,629	12,638	13,930
Amortization of debt issuance costs	3,785	1,728	1,503
Amortization and accretion of discount and premium on investments	67	801	1,018
Accretion of interest on debt	4,052	6,321	7,241
Provision for (recovery of) bad debt, net	119	127	(14)
Provision for write-down of inventories	2,253	2,444	1,507
Loss on disposal of property and equipment	8	153	62
Loss on extinguishment of debt	—	965	—
Provision (benefit) for deferred income taxes	(268)	(404)	664
Changes in assets and liabilities:
Accounts receivable, short and long-term	(15,732)	16,994	(7,172)
Inventories	7,675	(10,502)	(21,094)
Prepaid expenses and other assets	(4,437)	16	1,083
Deferred cost of revenue	3,321	1,452	7,776
Accounts payable	2,189	2,404	(1,822)
Accrued liabilities	8,316	(1,944)	(8,614)
Customer advances	(5,158)	2,578	577
Deferred revenues	(8,663)	2,362	9,662

Net cash provided by (used in) operating activities	(380)	30,925	(14,409)
Cash flows from investing activities
Purchases of property and equipment, net	(5,031)	(8,066)	(10,445)
Purchase of intangible assets	(333)	—	—
Purchases of investments	(14,992)	(64,356)	(107,162)
Sales and maturities of investments	38,179	80,684	121,296

Net cash provided by investing activities	17,823	8,262	3,689
Cash flows from financing activities
Proceeds from employee stock plans	3,786	3,849	6,555
Taxes paid related to net share settlement of equity awards	(1,419)	(2,832)	(660)
Payments made to note and loan holders	(105,158)	(66,406)	—
Proceeds from debt, net of costs	48,253	64,632	—

Net cash provided by (used in) financing activities	(54,538)	(757)	5,895
Effect of exchange rate changes on cash, cash equivalents and restricted cash	197	(1,006)	(5,757)

Net increase (decrease) in cash, cash equivalents and restricted cash	(36,898)	37,424	(10,582)
Cash, cash equivalents and restricted cash at beginning of period	122,133	84,709	95,291

Cash, cash equivalents and restricted cash at end of period	$85,235	$122,133	$84,709

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$4,458	$1,026	$3,184
Cash paid for interest	$9,927	$10,340	$7,207
Non-cash financing activity:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$210	$218	$638
Purchase of intangible assets in accrued liabilities	$667	$—	$—
Transfers of equipment to inventory	$1,395	$1,660	$—

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Notes to Consolidated Financial Statements

1. Description of Business

Organization

        Accuray Incorporated (together with its subsidiaries, the "Company" or "Accuray") is incorporated in Delaware and has its principal place of business in Sunnyvale, California. The Company designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company has offices in the United States, Switzerland, China, Hong Kong and Japan and conducts its business worldwide.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Long-term accounts receivable that were previously reported in prepaid expenses and other assets in prior year's consolidated statements of cash flows have been reclassified to accounts receivable, short and long-term to conform to the current year's presentation. These reclassifications had no impact on previously reported net cash provided by (used in) operating activities in consolidated statements of cash flows for the years ended June 30, 2016 and 2015.

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

Foreign Currency

        The Company's international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss as a separate component of stockholders' equity. Net foreign currency exchange transaction gains or losses are included as a component of other expense, net, in the Company's consolidated statements of operations and comprehensive loss.

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

        One customer represented more than 10% of total net revenue for the year ended June 30, 2016 and no customer represented 10% or more of total net revenue for the years ended June 30, 2017 and 2015. Two customers accounted for 30% of accounts receivable, net as at June 30, 2017 and one customer accounted for 18% of accounts receivable, net at June 30, 2016.

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

Restricted Cash

        Restricted cash primarily consists of cash that is temporarily held in bank accounts which are under the control of the lender to the Revolving Credit Facility, certificates of deposit held as guarantees in connection with customer contracts and corporate leases as well as funds held as guarantees for Value-Added Tax (VAT) obligations in a foreign jurisdiction.

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

        The Company frequently enters into sales arrangements that contain multiple elements or deliverables. For sale arrangements that contain multiple elements, the Company allocates the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence (VSOE) of fair value, if it exists. VSOE of fair value for each element is based on the Company's standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company's pricing committee when that product or service is not yet being sold separately. When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, the Company attempts to estimate the selling price of each element based on third-party evidence of selling price (TPE), as determined based on competitors' or third-party vendors' prices for similar deliverables when sold separately. When the Company is not able to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price (BESP), in its allocation of arrangement

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through annual analysis of the Company's pricing practices and adjusted if necessary.

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

Service Revenue

        Service revenue is generated primarily from PCS (warranty period services and post warranty services), installation services, training, and professional services. Service revenue is recognized either ratably over the contractual period or when service is performed, depending on specific terms and conditions in agreements with customers.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Costs associated with service revenue are expensed when incurred, except when those costs are related to system upgrades purchased within a service contract. In those cases, the costs of such upgrades are recognized at the time the upgrade revenue is recognized.

Deferred Revenue and Deferred Cost of Revenue

        Deferred revenue consists of deferred product revenue and deferred service revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company's revenue recognition policy. Deferred service revenue results from the advance payment for services to be delivered over a period of time. Deferred cost of revenue consists of the direct costs associated with the manufacturing of units and direct service upgrade costs for which the revenue has been deferred in accordance with the Company's revenue recognition policies. Deferred revenue and associated deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively.

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

Software Capitalization Costs

        Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. No costs associated with the development of software have been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

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

Goodwill and Purchased Intangible Assets

        Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company's closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. There was no impairment of goodwill identified in the fiscal years ended June 30, 2017, 2016 and 2015.

        Purchased intangible assets other than goodwill, including developed technology are amortized on a straight-line basis over their estimated useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which range from approximately one to seven years.

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

Advertising Expenses

        The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.4 million, $0.3 million and $0.5 million for the years ended June 30, 2017, 2016 and 2015, respectively.

Research and Development Costs

        Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct compensation, benefits, and other headcount related costs for research and development personnel; costs for materials used in research and development activities; costs for outside services and allocated portions of facilities and other corporate costs. The Company has entered into research and clinical study arrangements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. These agreements support the Company's internal research and development capabilities.

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

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows (in thousands):

	Years ended June 30,
	2017	2016	2015
Numerator:
Net loss used to compute basic and diluted loss per share	$(29,579)	$(25,504)	$(40,209)

Denominator:
Weighted average shares used to compute basic and diluted loss per share	82,495	80,509	78,277

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Additionally, the 3.75% Convertible Senior Notes due August 2016 (the "3.75% Convertible Notes"), the 3.50% Convertible Senior Notes due February 1, 2018 (the "3.50% Convertible Notes"), the 3.50% Series A Convertible Notes (the "3.50% Series A Convertible Notes") due February 1, 2018 (together, the "Existing Convertible Notes") are included in the calculation of diluted net income per share only if their inclusion is dilutive.

        The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2017	2016	2015
Stock options	2,463	2,377	2,537
RSUs, PSUs and MSUs	5,227	5,467	4,483
3.50% Convertible Notes	8,378	8,378	8,378
3.50% Series A Convertible Notes	—	—	2,896

	16,068	16,222	18,294

  Outstanding Convertibles Notes—Diluted Share Impact

        The 3.75% Convertible Notes and 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management's intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the 3.75% Convertible Notes and 3.50% Series A Convertible Notes, totaling approximately 3.9 million shares and 13.2 million shares, respectively, were not included in the potentially diluted share count table above. The Company's average stock price did not exceed the conversion price of the 3.75% Convertible Notes as of June 30, 2016 and 2015. The number of premium shares included in the Company's diluted share count will vary with fluctuations in the Company's share price. Higher actual share prices result in a greater number of premium shares.

Income Taxes

        The Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company's assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, research and development credit carryforwards and other deferred tax assets.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company anticipates that except for $0.1 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

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

Recent Accounting Standards Update Not Yet Effective

        In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting. This guidance redefines which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting for a share-based payment. This guidance will be effective for the Company in the first quarter if its fiscal year 2019 and early adoption is permitted in any interim reporting period. The Company has not yet determined whether it will elect early adoption and has determined that the adoption of this standard will not have a significant impact on its consolidated financial statements.

        In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of employer-sponsored defined benefit pension and other postretirement plans for the net periodic benefit cost in the statement of operations and requires that the service cost component of net periodic benefit be presented in the same income statement line items as other employee compensation costs for services rendered during the period. The other components of the net benefit costs are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. This guidance allows only the service cost component of net periodic benefit costs to be eligible for capitalization. The guidance will be effective for the Company in the first quarter of its fiscal year 2019 and early adoption is permitted as of the beginning of an annual reporting period. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other Topics (Topic 350)—Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit by determining the fair value of its assets and liabilities (including unrecognized assets and liabilities) to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value. The ASU will be effective for the Company in the first quarter of its fiscal year 2021 on a prospective basis and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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

        In June 2016, the FASB issued ASU No. 2016-13 (ASU 2016-13) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This guidance will become effective for the Company beginning in the third quarter of fiscal year 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the third quarter of fiscal year 2019. The Company has not yet determined whether it will elect early adoption and is evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

        In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Effective July 1, 2017, the Company has elected to continue the use of its forfeiture estimation method for share-based payment awards. The Company's adoption of this guidance will not have a significant impact on its consolidated financial statements and related disclosures.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) modified retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. In August 2015, the FASB approved a one year deferral of the effective period of ASU 2014-09. The standard will be effective for the Company in the first quarter of its fiscal year 2019, but early adoption is permitted starting in the first quarter of fiscal year 2018. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in 2016 and 2017. The Company intends to adopt the new standard in the first quarter of fiscal year 2019 using the modified retrospective method. Based upon the Company's preliminary assessment, certain portions of its product revenue will be accelerated to reflect consideration upon delivery and an element of installation will be deferred until performed. Revenue policies for indirect sales and service revenues are expected to be unchanged under the new guidance. The Company also expects to capitalize incremental contract acquisition costs, such as sales commissions, and amortize over the economic life of its product or contractual relationship with the customer. The Company's current practice is to defer sales commissions until revenue is recognized. The Company currently does not expect the application of this guidance to have a significant impact on its consolidated financial statements; however, the Company's assessment may change as it continues its evaluation and analysis of this ASU.

Accounting Standards Update Recently Adopted

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. The Company early adopted this ASU in its fiscal year 2017 third quarter and retrospectively applied the change to the statement of cash flows for the fiscal years ended June 30, 2016 and 2015. The Company disclosed its restricted cash

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

on its consolidated balance sheets for the years presented. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements and related disclosures.

3. Balance Sheet Components

Cash and Cash Equivalents

        The following is a summary of cash and cash equivalents (in thousands):

	June 30, 2017	June 30, 2016
Cash	$70,515	$95,906
Money market funds	1,569	13,362
Commercial paper	—	8,938
Municipal government securities	—	1,565

Total cash and cash equivalents	$72,084	$119,771

Accounts receivable, net

        Accounts receivable, net consisted of the following (in thousands):

	June 30, 2017	June 30, 2016
Accounts receivable	$70,394	$54,974
Unbilled fees and services	2,815	2,662

	73,209	57,636
Less: Allowance for doubtful accounts	(420)	(826)

Accounts receivable, net	$72,789	$56,810

        The Company received payment or had credits of $0.1 million, added $0.2 million and wrote off $0.5 million from the allowance for doubtful accounts in fiscal 2017. The Company received payment or had credits of $0.2 million, added $0.3 million and wrote off $0.01 million from the allowance for doubtful accounts in fiscal 2016.

Financing receivables

        A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company's balance sheet. The Company's financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and sales-type leases, totaled $7.4 million and $7.6 million at June 30, 2017 and 2016, respectively, and are included in Other Assets in the consolidated balance sheets. Of the $7.4 million in financing receivables at June 30, 2017, $2.8 million related to sales-type leases with customers while the remaining $4.6 million related to contractual maturities of more than one year. Of the $7.6 million in financing receivables at June 30, 2016, $3.5 million related to sales-type leases with customers while the remaining $4.1 million related to contractual maturities of more than one year. Due to the homogenous nature of the leasing transactions, the Company manages them on an aggregate basis when assessing

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

and monitoring credit risk. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. Accounts rated as low risk typically have the equivalent of a Moody's rating of Baa3 or higher, while accounts rated as moderate risk generally have the equivalent of a Ba1 or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. As of June 30, 2017, the sales-type lease portion of the financing receivables was rated at a moderate risk. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of June 30, 2017. Based upon such assessment, the Company recorded an allowance for credit losses related to such financing receivables as of June 30, 2017 and did not record any allowance for credit losses as of June 30, 2016.

        A summary of the Company's financing receivables is presented as follows (in thousands):

June 30, 2017	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$4,030	$6,268	$10,298
Residual value	—	—	—
Unearned income	(433)	—	(433)
Allowance for credit loss	(39)	—	(39)

Total, net	$3,558	$6,268	$9,826

Reported as:
Current	$720	$1,677	$2,397
Non-current	2,838	4,591	7,429

Total, net	$3,558	$6,268	$9,826

June 30, 2016	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$4,998	$5,840	$10,838
Residual value	—	—	—
Unearned income	(623)	—	(623)
Allowance for credit loss	—	—	—

Total, net	$4,375	$5,840	$10,215

Reported as:
Current	$840	$1,778	$2,618
Non-current	3,535	4,062	7,597

Total, net	$4,375	$5,840	$10,215

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

        Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. Future minimum lease payments to be received as of June 30, 2017 are presented as follows (in thousands):

Year Ending June 30,	Amount
2018	$930
2019	930
2020	930
2021	930
2022	310

Total	$4,030

Inventories

        Inventories consisted of the following (in thousands):

	June 30, 2017	June 30, 2016
Raw materials	$38,803	$49,618
Work-in-process	15,471	20,175
Finished goods	50,780	46,194

Inventories	$105,054	$115,987

        The Company reclassified $0.9 million between raw materials and finished good as of June 30, 2016 to conform to current year's presentation of inventories.

Property and Equipment, net

        Property and equipment consisted of the following (in thousands):

	June 30, 2017	June 30, 2016
Furniture and fixtures	$4,364	$4,527
Computer and office equipment	11,802	11,485
Software	11,457	11,104
Leasehold improvements	23,164	21,632
Machinery and equipment	48,742	47,171
Construction in progress	3,533	4,412

	103,062	100,331
Less: Accumulated depreciation	(80,000)	(72,453)

Property and equipment, net	$23,062	$27,878

        Depreciation and amortization expense related to property and equipment for the years ended June 30, 2017, 2016 and 2015 was $10.3 million, $10.3 million and $11.6 million, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Balance Sheet Components (Continued)

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign Currency Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Change in Defined Pension Benefit Obligation	Total
Balance at June 30, 2015	$1,168	$(77)	$(1,517)	$(426)
Other comprehensive income (loss) before reclassifications	(47)	63	(549)	(533)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	(1)

Net current period other comprehensive income (loss)	(47)	62	(549)	(534)

Balance at June 30, 2016	1,121	(15)	(2,066)	(960)

Other comprehensive income (loss)	33	(74)	949	908

Balance at June 30, 2017	$1,154	$(89)	$(1,117)	$(52)

4. Foreign Exchange Instruments

        The Company utilizes foreign currency forward contracts with well-known financial institutions to manage its exposure of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash, customer receivables and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. The Company intends to exchange foreign currencies for U.S. Dollars at maturity. There were no outstanding foreign currency forward contracts at the end of fiscal years 2017 and 2016.

        The following table shows the effect of forward contracts not designated as hedging instruments and foreign currency transactions gains and losses, which were included in "Other expense, net" on the consolidated statements of operations in fiscal years (in thousands):

	Years ended June 30,
	2017	2016	2015
Foreign currency exchange gain (loss) on foreign contracts	$(1,322)	$(4,155)	$(1,355)
Foreign currency transactions gain (loss)	55	2,141	(1,196)

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments (Continued)

        The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	June 30, 2017
				Estimated Fair Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$70,515	$—	$—	$70,515	$—

Level 1
Money market funds	1,569	—	—	1,569	—

Level 2
U.S. government agency securities	23,998	—	(89)	—	23,909

Total	$96,082	$—	$(89)	$72,084	$23,909

	June 30, 2016
				Estimated Fair Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$95,906	$—	$—	$95,906	$—

Level 1
Money market funds	13,362	—	—	13,362	—

	13,362	—	—	13,362	—

Level 2
Commercial paper	14,704	—	—	8,938	5,766
U.S. government agency securities	28,000	7	(17)	—	27,990
U. S. treasury securities	3,997	1	—	—	3,998
Municipal debt securities	1,565	—	—	1,565	—
Corporate debt securities	9,491	—	(6)	—	9,485

	57,757	8	(23)	10,503	47,239

Total	$167,025	$8	$(23)	$119,771	$47,239

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments (Continued)

        Contractual maturities of available-for-sale securities at June 30, 2017 were as follows (in thousands):

	June 30, 2017
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$12,000	$11,970
Due in 1 - 2 years	11,998	11,939

Total	$23,998	$23,909

        The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Debt Securities:
U. S. government agency securities	$(31)	$11,970	$(58)	$11,939	$(89)	$23,909

Total	$(31)	$11,970	$(58)	$11,939	$(89)	$23,909

June 30, 2016
Debt Securities:
Corporate debt securities	$(3)	$6,325	$(3)	$3,160	$(6)	$9,485
U. S. government agency securities	—	—	(17)	19,988	(17)	19,988

Total	$(3)	$6,325	$(20)	$23,148	$(23)	$29,473

        The Company held a total of 8 positions as of June 30, 2017 and 11 positions as of June 30, 2016 that were in an unrealized loss position. Based on the Company's review of these securities, the Company believes it had no other-than-temporary impairments on these securities as of June 30, 2017 and 2016 because it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were insignificant for the years ended June 30, 2017, 2016 and 2015.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

        The Company's non-marketable equity investments and non-financial assets, such as goodwill, intangible assets, and property, plant, and equipment (measured at fair value if a write-down is recognized) are evaluated for impairment annually or when indicators of impairment exist. The fair value measurement of non-marketable equity investments is performed by a third-party analyst using Level 3 inputs. Non-financial assets such as identified intangible assets acquired in connection with an acquisition are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment and estimates. In addition, in evaluating the fair value of

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments (Continued)

goodwill impairment, further corroboration is obtained using our market capitalization. The Company did not record any impairment charges for non-marketable equity investments and non-financial asset in the fiscal years ended June 30, 2017, 2016, and 2015.

        The debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company's underlying stock price and the time value of the conversion option, since an observable quoted price of the Existing 3.50% Convertible Notes is not readily available. The Company's Revolver Credit Facility and its Secured Loan are valued at market interest rates, which it considers to be a level 2 fair value measurement. Therefore, the Company's carrying value of these financial instruments approximate their fair value.

        The following table summarizes the carrying values and estimated fair values of the Company's Existing 3.50% Convertible Notes and other non-convertible debt (in thousands):

	June 30, 2017		June 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$—	$—	$36,400	$36,487
3.50% Convertible Notes	44,099	48,146	43,195	51,450
3.50% Series A Convertible Notes	68,924	74,982	66,613	81,053
Secured Loan	—		64,204	64,204
Revolver Credit Facility	51,548	51,548	—	—

Total	$164,571	$174,676	$210,412	$233,194

6. Goodwill and Purchased Intangible Assets

Goodwill

        Goodwill as of June 30, 2017 and 2016 and changes in the carrying amount of goodwill for the respective periods are as follows (in thousands):

	As of June 30,
	2017	2016
Balance at the beginning of the period	$57,848	$58,054
Currency translation	(36)	(206)

Balance at the end of the period	$57,812	$57,848

        In fiscal 2017 the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Purchased Intangible Assets (Continued)

Purchased Intangible Assets

        The Company's intangible assets associated with completed acquisitions and purchased patent license are as follows (in thousands):

		As of June 30, 2017			As of June 30, 2016
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Developed technology	5 - 6	$46,700	$(46,700)	$—	$46,743	$(39,132)	$7,611
Patent license	7	1,000	(36)	964	—	—	—

Total intangible assets		$47,700	$(46,736)	$964	$46,743	$(39,132)	$7,611

        During fiscal year 2017, the Company purchased a patent license with a useful life of seven years. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of June 30, 2017 and 2016.

        Amortization expense related to purchased intangible assets was $7.7 million, $8.0 million and $7.9 million for the years ended June 30, 2017, 2016 and 2015, respectively.

        The estimated future amortization expense of purchased intangible assets as of June 30, 2017 is as follows (in thousands):

Year Ending June 30,	Amount
2018	$143
2019	143
2020	143
2021	143
2022	143
Thereafter	249

$964

7. Commitments and Contingencies

Operating Lease Agreements and Long-term Debt

        The Company leases office and manufacturing space under non-cancelable operating leases with various expiration dates through June 2025. Rent expense was $8.6 million, $8.3 million and $8.0 million for the years ended June 30, 2017, 2016 and 2015, respectively. The terms of some of the facility leases provide for rental payments on a graduated scale. For these leases, the Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        The Company is also required to make semi-annual interest payments on the Existing 3.50% Convertible Notes and monthly interest payments on the Revolver Credit Facility. See Note 12, Debt, for details.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating lease agreements and short-term principal and interest on the Existing 3.50% Convertible Notes and Revolving Credit Facility as of June 30, 2017 are as follows including the effects of the subsequent debt financing as reported in Note 18 (in thousands):

Year Ending June 30,	Operating Leases	Long-Term Debt(1)
2018	$9,290	$47,597
2019	7,569	6,827
2020	6,844	6,828
2021	6,062	6,828
2022	6,093	58,827
Thereafter	12,642	85,266

Total	$48,500	$212,173

(1)
These amounts represent principal and interest cash payments over the contractual life of the debt obligations, including anticipated interest payments that are not recorded on the Company's consolidated balance sheet. Any conversion, premium, redemption or purchase of Convertible Notes would impact cash payments noted in the preceding table.

        The Company's purchase commitments and obligations include all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which the Company has not received the goods or services and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allows the Company the option to cancel, reschedule, and adjust its requirements based on the Company's business needs prior to the delivery of goods or performance of services, and hence, have not been included in the table above.

        The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers' agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third-party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2017.

Royalty Agreement

        The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), to make, use, sell and otherwise distribute products under certain of WARF's patents

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

anywhere in the world. The Company is required to pay WARF a royalty for each TomoTherapy System sold that includes the licensed technology. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligation of $0.3 million per year, or if the Company commits any breach of the license agreement's covenants. The Company recorded royalty costs of $0.5 million, $0.6 million and $0.6 million for the years ended June 30, 2017, 2016 and 2015, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had accrued liabilities of approximately $0.2 million and $0.2 million at June 30, 2017 and 2016, respectively, related to this agreement.

Software License Indemnity

        Under the terms of the Company's software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2017.

Litigation

        From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Currently, management believes the Company does not have any probable and estimable losses related to any current legal proceedings and claims. Although occasional adverse decisions or settlements may occur management does not believe that an adverse determination with respect to any of these claims would individually or in the aggregate materially and adversely affect the Company's financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

8. Stockholders' Equity

        At June 30, 2017, the Company had 13.2 million shares of common stock reserved for future issuance to the holders of the 3.50% Convertible Senior Notes and had 7.7 million shares of common stock reserved for issuance under the stock incentive plans and the employee stock purchase plan.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plan and Employee Stock Purchase Plan

        As of June 30, 2017, the Company had three outstanding stock incentive plans: the 2016 Equity Incentive Plan, or the 2016 Plan; the 2007 Incentive Award Plan, or the 2007 Plan; and the 1998 Stock Incentive Plan, or the 1998 Plan. The 2016 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, performance units, and restricted stock units, or RSUs. The vesting of RSUs granted under the 2016 Plan are primarily service-based (over the requisite service period) while the vesting of performance units granted under the 2016 Plan are primarily performance-based, or PSUs, or market-based, or MSUs. Only employees of the Company are eligible to receive incentive stock options. Non-employees may be granted non-qualified stock options.

        Stock options granted under the 2016 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date. The stock options have 10 year contractual terms and generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Service-based RSUs granted under the equity plans generally vest 25% of the share units covered by the grant on each of the first through fourth anniversaries of the date of the grant, subject to the continued service of the grantee through each such date. However, certain of the outstanding RSUs under our equity plans vest 50% upon the first anniversary year of the grant date, and 50% upon the second anniversary year of the grant date. The Board of Directors has the discretion to use different vesting schedules.

        As of June 30, 2017, the 2007 plan and the 1998 Plan each continued to remain in effect; however, the Company can no longer grant equity awards under such plans.

        The following table summarizes the share-based compensation charges included in the Company's consolidated statements of operations and comprehensive loss (in thousands):

	Years ended June 30,
	2017	2016	2015
Cost of revenue	$1,991	$1,677	$1,874
Research and development	2,490	2,564	2,971
Selling and marketing	2,827	2,633	2,945
General and administrative	6,321	5,764	6,140

Total	$13,629	$12,638	$13,930

        The amount of capitalized share-based compensation costs as components of inventory for the years ended June 30, 2017, 2016 and 2015 was insignificant.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

  Stock Options

        The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Years Ended June 30,
	2017	2016(1)	2015(1)
Risk-free interest rate	1.76%	—%	—%
Dividend yield	—%	—%	—%
Expected term	5.12	—	—
Expected volatility	46.4%	—%	—%

(1)
The Company did not issue any stock options for the years ended June 30, 2016 and 2015.

  Determining Fair Value of Stock Options

        The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

        Valuation and Amortization Method—The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model. This fair value is then amortized over the requisite service periods of the awards.

        Expected Term—The Company estimates the expected term of stock option by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method.

        Expected Volatility—The expected volatility is derived from the Company's historical stock volatility over a period approximately equal to the expected term of the options.

        Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve on the date of grant.

        Dividend Yield—The dividend yield assumption is based on the Company's history and expectation of no dividend payouts.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        A summary of option activity under the Company's Incentive Plan during the fiscal years is presented below (in thousands except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balance at June 30, 2014	3,209	$7.44	5.38	$8,251
Options granted	—	—
Options exercised	(529)	4.84
Options forfeited/expired	(143)	8.72

Balance at June 30, 2015	2,537	7.91	5.10	$1,862
Options granted	—	—
Options exercised	(59)	4.89
Options forfeited/expired	(101)	7.53

Balance at June 30, 2016	2,377	8.00	3.97	$452
Options granted	760	5.05
Options exercised	(113)	5.18
Options forfeited/expired	(561)	13.38

Balance at June 30, 2017	2,463	6.05	5.42	$191

Vested or Expected to vest at June 30, 2017	2,463	6.05	5.42	$191

Exercisable at June 30, 2017	1,703	$6.49	3.64	$191

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the Company's common stock on June 30, 2017 of $4.75 and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised on June 30, 2017. The total intrinsic value of options exercised in the years ended June 30, 2017, 2016 and 2015 was approximately $0.1 million, $0.1 million and $1.4 million, respectively.

        During the years ended June 30, 2017, 2016 and 2015, the Company recognized $0.5 million, $0.8 million and $1.1 million, respectively, of share-based compensation expense for stock options granted to employees.

        Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid-in capital. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2017, 2016 and 2015.

        As of June 30, 2017, there was approximately $1.4 million of unrecognized compensation cost net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 3.42 years.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        The following table summarizes information about outstanding and exercisable options at June 30, 2017 (in thousands, except years and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighte Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.00 - 4.01	248	4.35	$4.01	248	$4.01
$4.23 - 4.94	61	1.83	4.66	61	4.66
$5.05 - 5.05	760	9.42	5.05	—	—
$5.38 - 5.68	266	2.54	5.65	266	5.65
$5.74 - 6.28	394	4.45	6.16	394	6.16
$6.32 - 6.63	247	2.97	6.50	247	6.50
$6.75 - 6.82	14	4.22	6.77	14	6.77
$6.96 - 6.96	276	5.25	6.96	276	6.96
$7.06 - 13.45	143	2.20	9.74	143	9.74
$15.22 - 15.22	54	0.50	15.22	54	15.22

Total Outstanding	2,463	5.42	$6.05	1,703	$6.49

  Restricted Stock

        The following table summarizes the activity of RSUs, PSUs and MSUs (in thousands, except fair value per share):

Unvested Resstricted Stock	Restricted Stock Units	Performance Stock Units	Market Stock Units	Total Number of Shares Underlying Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2014	3,116	25	806	3,947	$6.24
Granted	1,679	20	513	2,212	6.77
Vested	(1,150)	(25)	—	(1,175)	6.73
Cancelled/Forfeited	(320)	—	(181)	(501)	6.20

Unvested at June 30, 2015	3,325	20	1,138	4,483	6.86
Granted	2,563	—	585	3,148	6.12
Vested	(1,138)	(20)	(413)	(1,571)	6.81
Cancelled/Forfeited	(546)	—	(148)	(694)	6.59

Unvested at June 30, 2016	4,204	—	1,162	5,366	6.48
Granted	1,622	10	708	2,340	5.03
Vested	(1,534)	—	(176)	(1,710)	4.99
Cancelled/Forfeited	(408)	—	(361)	(769)	5.86

Unvested at June 30, 2017	3,884	10	1,333	5,227	$5.75

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

        As of June 30, 2017, there was approximately $26.3 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted average period of 2.13 years.

Restricted Stock Units

        The Company recognized $9.5 million, $7.6 million and $7.9 million of share-based compensation expense, net of estimated forfeitures, related to RSUs during the years ended June 30, 2017, 2016 and 2015. The weighted average grant date fair value per share of RSUs was $5.03, $6.01 and $6.79 for the years ended June 30, 2017, 2016 and 2015, respectively. The aggregate fair market value of RSUs that vested during the year ended June 30, 2017 was $7.6 million.

Performance Stock Units

        The Compensation Committee approved the grant of 10,000, zero and 20,000 PSUs to select employees of the Company in the years ended June 30, 2017, 2016 and 2015, respectively. Of these PSUs, zero, 20,000 and 25,000 vested in the years ended June 30, 2017, 2016 and 2015, respectively, due to the achievement of the requisite performance targets while none were cancelled in the years ended June 30, 2017, 2016 and 2015, respectively.

        The Company recognized zero, $0.04 million, and $0.2 million of share-based compensation expense, net of estimated forfeitures, related to PSUs during the years ended June 30, 2017, 2016, and 2015, respectively.

Market Stock Units

        The Compensation Committee approved the performance equity program, referred to as the market stock unit program, or MSU program, in October 2012. The Company's MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company's total stockholder return match or exceed that of the Russell 2000. Based on a sliding scale of how much the Company's total stockholder return outperforms the Russell 2000 benchmark, the participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods. The Company uses a Monte-Carlo simulation to calculate the fair value of the award on the grant date. The Compensation Committee approved the grant of 0.7 million, 0.6 million and 0.5 million MSUs to select employees of the Company in the years ended June 30, 2017, 2016 and 2015, respectively. Of these MSUs, 0.2 million, 0.4 million and 0.5 million vested in the years ending June 30, 2017, 2016 and 2015, respectively, due to the Company's total stockholder return performance against the Russell 2000 index while 0.4 million, 0.1 million and 0.2 million MSUs were cancelled in the years ended June 30, 2017, 2016 and 2015, respectively.

        The Company recognized $2.5 million, $3.0 million and $3.4 million of share-based compensation expense, net of estimated forfeitures, related to MSUs during the years ended June 30, 2017, 2016 and 2015, respectively. The weighted average grant date fair value per share of MSUs was $5.20, $6.61 and $6.64 for the years ended June 30, 2017, 2016 and 2015, respectively. As of June 30, 2017, there was approximately $2.6 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plan and Employee Stock Purchase Plan (Continued)

Employee Stock Purchase Plan

        Under the Company's Amended and Restated 2007 Employee Stock Purchase Plan, or ESPP, qualified employees are permitted to purchase the Company's common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the fair market value on the specified purchase date. The ESPP is deemed compensatory and compensation costs are accounted for under ASC 718, Stock Compensation. Employees' payroll deductions may not exceed 10% of their salaries. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

        The Company estimates the fair value of ESPP shares at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions were as follows:

Years Ended June 30,
	2017	2016	2015
Risk-free interest rate	0.49% - 0.70%	0.51% - 0.70%	0.07% - 0.26%
Dividend yield	—%	—%	—%
Expected term	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	24.6% - 42.0%	33.3% - 49.1%	27.1% - 41.3%

        The risk-free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period; expected volatility was based on the historical volatility of the Company's common stock; and the expected term was based upon the offering period of the ESPP. For the years ended June 30, 2017, 2016 and 2015, the Company recognized $1.2 million, $1.3 million and $1.3 million, respectively, of compensation expense related to its ESPP.

        The Company issued 0.9 million and 0.7 million shares under the ESPP in fiscal 2017 and 2016, respectively, at a weighted average price per share of $3.84 and $4.92, respectively. As of June 30, 2017, total unrecognized compensation cost related to the ESPP plan was $0.6 million, which the Company expects to recognize over a weighted average period of 0.6 years.

10. Income Taxes

        Loss before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2017	2016	2015
Domestic	$(35,227)	$(32,710)	$(46,178)
Foreign	6,686	9,542	8,388

Total worldwide	$(28,541)	$(23,168)	$(37,790)

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	14	17	33
Foreign	1,292	2,723	1,722

Total current	$1,306	$2,740	$1,755
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(268)	(404)	664

Total deferred	(268)	(404)	664

Total provision for income taxes	$1,038	$2,336	$2,419

        Income tax payable was $1.2 million, $2.3 million and $0.4 million at June 30, 2017, 2016 and 2015, respectively. A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2017	2016	2015
U.S. federal taxes (benefit):
At federal statutory rate	$(9,988)	$(8,108)	$(13,226)
State tax, net of federal benefit	14	17	33
Share-based compensation expense	802	701	579
Debt extinguishment	—	338	—
Other non-deductible permanent items	771	877	779
Change in valuation allowance	11,070	10,370	14,744
Credits	(359)	(795)	(79)
Other	83	20	—
Foreign taxes	(1,355)	(1,084)	(411)

Total	$1,038	$2,336	$2,419

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

	June 30,
	2017	2016
Deferred tax assets:
Federal and state net operating losses	$122,465	$117,524
Accrued expenses and reserves	8,374	6,392
Deferred revenue	5,095	4,853
Credits	18,862	18,168
Share-based compensation expense	5,460	6,323
Capitalized research and development	7,441	5,882
Unicap	2,456	2,666
Fixed assets/intangibles	2,451	(961)
Other	1,334	859

Total deferred tax assets	173,938	161,706
Deferred tax liabilities:
Debt discount	(494)	(1,805)
Section 481 adjustment	(768)	(1,140)

Total deferred tax liabilities	(1,262)	(2,945)
Valuation allowance	(171,733)	(158,264)

Net deferred tax assets	$943	$497

        The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of June 30, 2017 was $26.5 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

        As of June 30, 2017, the Company had approximately $329.8 million and $154.5 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2019 for federal and 2018 for state purposes. Such net operating loss carryforwards include excess tax benefits from employee stock option exercises which, in accordance with guidance for income tax accounting, have not been recorded within the Company's deferred tax asset balances. The Company will record approximately $0.9 million as a credit to additional paid-in capital as and when such excess benefits are ultimately realized.

        In addition, as of June 30, 2017, the Company had federal and state research and development tax credits of approximately $18.6 million and $18.7 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits began to expire in 2018.

        Under the Internal Revenue Code ("IRC") Sections 382 and 383, annual use of our net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. An analysis of the impact of this provision through March 31, 2016 has been

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

performed and it was determined that, although ownership changes had occurred, the carryovers should be available for utilization by the Company before they expire, provided we generate sufficient future taxable income. There were no equity financings in the current fiscal year that would result in an ownership change under Section 382. The Company will continue to monitor the changes in equity that would affect the tax attributes as reported.

        Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against the combined domestic net deferred tax assets of Accuray and TomoTherapy because of uncertainty surrounding the realization of such deferred tax assets.

        The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2017	2016	2015
Balance at beginning of year	$16,643	$17,023	$17,169
Tax positions related to current year:
Additions	1,190	1,811	726
Tax positions related to prior years:
Additions	299	449	29
Reductions	(2,313)	(2,640)	(901)

Balance at end of year	$15,819	$16,643	$17,023

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior year's tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates that except for $0.1 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation and completion of tax examinations there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2017, the amount of gross unrecognized tax benefits was $15.8 million of which $11.9 million would affect the Company's effective tax rate if realized.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2017 and 2016, the Company had approximately $0.2 million and $0.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        The Company files income tax returns in the United States federal, various states and foreign jurisdictions. Due to tax attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 1999 and forward. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 10 years. The material foreign jurisdictions are France, Switzerland, and Japan, whose tax years remain open from 2013, 2008, and 2010, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The Company is also subject to periodic examination of its income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases the Company has received additional tax assessments which have not been significant. During fiscal year 2017, the Company received tax assessments from the Swiss Vaud Canton tax administration for the 2013, 2015 and 2016 tax periods. The Swiss total assessment of $0.1 million was settled in 2017.

11. Other Expense, Net

        Other expense, net consisted of the following (in thousands):

	Years Ended June 30,
	2017	2016	2015
Interest expense on debt	$(17,302)	$(17,460)	$(16,518)
Foreign currency transaction loss	(1,267)	(2,014)	(2,551)
Other (expense) income(1)	(149)	1,179	448

Total other expense, net	$(18,718)	$(18,295)	$(18,621)

(1)
Other (expense) income consists of interest income, investment gains and losses, other miscellaneous income and expenses related to extinguishment of debt.

12. Debt

MidCap Revolving Credit Facility

        On June 14, 2017, the Company entered into a credit and security agreement (the "Credit Agreement") by and among the Company, as borrower, TomoTherapy Incorporated, a direct, wholly-owned subsidiary of the Company, as borrower ("TomoTherapy," and together with the Company, the "Borrowers"), any additional borrower that may be added thereto, MidCap Financial Trust ("MidCap"), individually as a lender and as agent ("Agent"), and the other lenders from time to time parties thereto (together with MidCap as a lender, the "Lenders"). The Credit Agreement provides for a revolving credit facility in the initial amount of $52.0 million, which the Company may request be increased by up to $33.0 million to a new total of $85.0 million through additional tranches, each with a $1.0 million minimum (the "Facility"). Neither Agent nor the Lenders have any obligation to consent to activation of an additional tranche. Availability for borrowings under the Facility is subject to a borrowing base that is calculated as a function of the value of the Borrowers' eligible accounts receivable and eligible inventory, and the Borrowers are required to maintain a minimum drawn balance of at least 30% of such availability.

        The Facility's stated maturity date is June 14, 2021, but the Facility may mature earlier than the stated maturity date if certain conditions set forth in the Credit Agreement are not met, including conditions related to the Company's Existing 3.50% Convertible Notes maturing February 1, 2018.

        The Borrowers' obligations under the Credit Agreement are secured by first-priority liens on substantially all the assets of the Borrowers, subject to certain exceptions.

        Interest on the borrowings under the Facility is payable monthly in arrears at an annual interest rate of reserve-adjusted, 90-day LIBOR (subject to a 1.00% floor) plus 4.50%. The Credit Agreement

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

requires the Borrowers to pay Agent a collateral management fee of 0.10% per month on the outstanding balance of the Facility. The Credit Agreement also requires the Borrowers to pay the Lenders an unused line fee equal to 0.5% per annum of the average unused portion of the Facility. If all or a portion of the Lenders' funding obligations under the Credit Agreement terminate for any reason other than as a result of a refinancing of 100% of the loans made under the Facility by Agent and the Lenders, then the Company will be required to pay a fee equal to 3% of the commitment amount terminated if such termination occurs within the first year, 2% of the commitment amount terminated if such termination occurs within the second year, and 1% of the commitment amount terminated if such termination occurs after the second year.

        The Credit Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Facility.

        The Credit Agreement also contains customary covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The Credit Agreement contains customary representations and warranties and events of default.

First Lien Senior Secured Term Loan due January 2021 (Secured Loan)

        On January 11, 2016, the Company closed a $70.0 million first lien senior secured debt financing agreement with Cerberus Business Finance, LLC, an affiliate of Cerberus Capital Management, L.P (the "Secured Loan"). The proceeds of the loan were to be used to retire the 3.75% Convertible Notes at the earlier of August 2016 or when otherwise redeemed. The Secured Loan bore interest at a variable rate per annum equal to, at the Company's option, (i) the LIBOR Rate for one month plus an applicable margin of 7.00% (subject to a LIBOR Rate floor of 1.00% per annum), or (ii) a Reference Rate, which is the higher of 1) 3.25%, 2) Federal Funds Rate plus 0.5%, 3) the LIBOR rate for 1 month plus 1%, and 4) the US Prime Rate as published in the Wall Street Journal, plus an applicable margin of 4.75% per annum. The loan was repayable in consecutive quarterly installments of $875,000 with the final payment due on the final maturity date. The Secured Loan was to mature on the earlier of: (i) January 11, 2021 and (ii) the date that is 120 days prior to the scheduled maturity date of the 3.50% Convertible Notes maturing February 1, 2018 unless the Company had set aside specifically identifiable funds raised from new common equity or new debt equal to the then-outstanding principal amount of the 3.50% Convertible Notes. The net proceeds from the offering, after deducting the initial purchaser's discount and commission and the related offering costs, were approximately $65.5 million. The offering costs of $3.1 million and the initial purchaser's discount and commission of $1.4 million (both of which are recorded in Long-term Debt) were being amortized to interest expense using the effective interest method over five years. The Secured Loan is secured by first-priority liens on substantially all the assets of the Company.

        The Company could, at its election, repay the Secured Loan at any time and if so, the Company would be required to pay a prepayment premium of 2% if the Secured Loan was repaid or accelerated within the first year on the amount repaid and 1% if the Secured Loan was repaid or accelerated

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

within the second year on the amount repaid. In June 2017, the Company elected to repay the outstanding balance of the Secured Loan in the amount of $60.6 million plus accrued interest of $0.2 million and a prepayment premium of $0.6 million. The remaining offering costs and discount of approximately $2.2 million and $1.3 million, respectively, were charged to interest expense. Accordingly, the Secured Loan was terminated.

3.75% Convertible Senior Notes due August 2016

        On August 1, 2011, the Company issued the 3.75% Convertible Notes to certain qualified institutional buyers or QIBs. The 3.75% Convertible Notes were offered and sold to the QIBs pursuant to Rule 144A under the Securities Act of 1933, as amended or Rule 144A. The net proceeds from the $100 million offering, after deducting the initial purchaser's discount and commission and the related offering costs, were approximately $96.1 million. The offering costs and the initial purchaser's discount and commission (which are recorded in Other Assets) were both being amortized to interest expense using the effective interest method over five years. The 3.75% Convertible Notes bore interest at a rate of 3.75% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2012. The 3.75% Convertible Notes would mature on August 1, 2016, unless earlier repurchased, redeemed or converted.

        The 3.75% Convertible Notes were issued under an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.75% Convertible Notes could convert their 3.75% Convertible Notes at any time on or after May 1, 2016 until the close of business on the business day immediately preceding the maturity date. Prior to May 1, 2016, holders of the 3.75% Convertible Notes could convert their 3.75% Convertible Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending September 30, 2011, and only during such calendar quarter, if the closing sale price of the Company's common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading-day period (such five consecutive trading-day period, the "Note Measurement Period") in which the trading price per $1,000 principal amount of 3.75% Convertible Notes for each trading day of that Note Measurement Period was equal to or less than 98% of the product of the closing sale price of shares of the Company's common stock and the applicable conversion rate for such trading day; (3) if the Company called any or all of the 3.75% Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions as described in the Indenture. Upon conversion by holders of the 3.75% Convertible Notes, the Company would have the right to pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof, at the Company's election. At any time on or prior to the 33rd business day immediately preceding the maturity date, the Company could irrevocably elect to (a) deliver solely shares of common stock of the Company in respect of the Company's conversion obligation or (b) pay cash up to the aggregate principal amount of the 3.75% Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock of the Company or a combination thereof in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 3.75% Convertible Notes being converted. The initial conversion rate was 105.5548 shares of the Company's common stock per $1,000 principal

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

amount of 3.75% Convertible Notes (which represented an initial conversion price of approximately $9.47 per share of the Company's common stock). The conversion rate, and thus the conversion price, was subject to adjustment as further described below.

        Holders of the 3.75% Convertible Notes who converted their 3.75% Convertible Notes in connection with a "make-whole fundamental change," as defined in the Indenture, could be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a "fundamental change," as defined in the Indenture, holders of the 3.75% Convertible Notes could require the Company to purchase all or a portion of their 3.75% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

        Prior to the maturity date, the Company could redeem for cash all or a portion of the 3.75% Convertible Notes if the closing sale price of its common stock exceeded 130% of the applicable conversion price (the initial conversion price is approximately $9.47 per share of common stock) of such 3.75% Convertible Notes for at least 20 trading days during any consecutive 30 trading-day period (including the last trading day of such period).

        In accordance with ASC 470-20, the Company separately accounted for the liability and equity conversion components of the 3.75% Convertible Notes. The principal amount of the liability component of the 3.75% Convertible Notes was $75.9 million as of the date of issuance based on the present value of its cash flows using a discount rate of 10%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $24.1 million. A portion of the initial purchaser's discount and commission and the offering costs totaling $0.9 million was allocated to the equity conversion component. The liability component was being accreted to the principal amount of the 3.75% Convertible Notes using the effective interest method over five years.

        In January 2016, the Company repurchased approximately $63.4 million in aggregate principal amount of its 3.75% Convertible Senior Notes due August 2016 for $66.6 million in cash. As $63.4 million of the 3.75% Convertible Senior Notes were settled in cash, a total of 6.7 million potentially dilutive shares were no longer potentially outstanding from a net loss per share perspective, these shares were already noted in Note 2 above as being excluded due to being anti-dilutive in the fiscal year 2016. The Company recorded a charge in the third quarter of fiscal 2016 of approximately $1.0 million associated with the repurchase of the notes. In August 2016, the Company settled the remaining 3.75% Convertible Senior Notes for approximately $36.6 million aggregate principal amount and $0.7 million accrued interest for approximately $37.3 million in cash.

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

        In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that the embedded conversion components of the 3.50% Convertible Note do not require bifurcation and separate accounting. The remaining $44.7 million principal amount of the 3.50% Convertible Notes has been recorded in short-term debt on the consolidated balance sheet as of June 30, 2017.

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

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

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

the 3.50% Series A Convertible Notes using the effective interest method through the maturity in February 2018.

        The following table presents the carrying values of all Convertible Notes and notes issued pursuant to the Revolving Credit Facility (collectively, "Notes") as of June 30, 2017 (in thousands):

	Revolving Loan	3.50% Convertible Notes	3.50% Series A Convertible Notes	Total
Carrying amount of equity conversion component	$—	$—	$7,844	$7,844

Principal amount of the Notes	$51,548	$44,654	$70,346	$166,548
Unamortized debt costs	—	(555)	—	(555)
Unamortized debt discount	—	—	(1,422)	(1,422)

Net carrying amount	$51,548	$44,099	$68,924	$164,571

        As of June 30, 2017, the remaining period over which the unamortized debt discount of the of the 3.50% Series A Convertible Notes is 7 months using an effective interest rate of 7.10%.

        A summary of interest expense on the Notes is as follows (in thousands):

	Year ended June 30,
	2017(1)	2016	2015
Interest expense related to contractual interest coupon	$9,465	$9,411	$7,774
Interest expense related to amortization of debt discount	4,052	6,321	7,241
Interest expense related to amortization of debt issuance costs	3,785	1,728	1,503

Total	$17,302	$17,460	$16,518

(1)
Debt issuance costs were higher in fiscal year 2017 due to the repayment of the Secured Loan and the write-off of the related debt issuance costs.

13. Employee Benefit Plan

        The Company's employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.0 million, $2.1 million and $2.3 million to the 401(k) Plan during the years ended June 30, 2017, 2016 and 2015, respectively.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Obligation

        The Company has established a defined pension plan for its employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year-end measurement date for this plan. The unfunded liability of $2.7 million was recognized in long-term other liabilities in the accompanying balance sheet as of June 30, 2017. Actuarial gain of $0.9 million was recognized in other comprehensive loss in fiscal 2017.

Obligations and Funded Status

        The following table presents the funded status of the defined benefit pension plan (in thousands):

	June 30,
	2017	2016
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$12,435	$8,861
Service cost	1,996	1,903
Interest cost	49	76
Plan participants' contributions	1,945	2,239
Plan amendment	—	(490)
Actuarial (gain) loss	(846)	1,163
Foreign currency changes	265	(347)
Benefit and expense payments	(1,865)	(970)

Benefit obligation—end of fiscal year	$13,979	$12,435

Change in plan assets:
Plan assets—beginning of fiscal year	$9,572	$7,184
Employer contributions	1,283	1,226
Actual return on plan assets	137	176
Plan participants' contributions	1,945	2,239
Foreign currency changes	221	(283)
Benefit and expense payments	(1,865)	(970)

Plan assets—end of fiscal year	$11,293	$9,572

Funded status	$(2,686)	$(2,863)

Amounts recognized within the consolidated balance sheets:
Assets	$—	$—
Long-term other liabilities	(2,686)	(2,863)

Net amount recognized	$(2,686)	$(2,863)

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Obligation (Continued)

        The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plan (in thousands):

	June 30,
	2017	2016
Net loss	$(2,066)	$(1,517)
Prior service cost (credit)	949	(549)

Accumulated other comprehensive loss	$(1,117)	$(2,066)

        The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this defined benefit pension plan where accumulated benefit obligation exceeded the fair value of plan assets (in thousands):

	June 30,
	2017	2016
Projected benefit obligation	$13,979	$12,435
Accumulated benefit obligation	$11,293	$9,572
Fair value of plan assets	$11,293	$9,572

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

        The following table shows the components of the Company's net periodic benefit costs and the other amounts recognized in other comprehensive loss, before tax, related to the Company's defined benefit pension plan (in thousands):

	Year ended June 30,
	2017	2016	2015
Net Periodic Benefit Costs:
Service cost	$1,996	$1,903	$980
Interest cost	49	76	107
Expected returns on assets	(132)	(102)	(92)
Amortization of prior service cost (credit)	(46)	—	—
Amortization of net loss	114	53	3

Net periodic benefit costs	1,981	1,930	998

Other Amounts Recognized in Other Comprehensive Loss:
Net (gain) loss arising during the year	(881)	1,093	953
Prior service cost (credit)	46	(491)	—
Amortization of net (gain) loss	(114)	(53)	(3)

Total recognized in other comprehensive loss	(949)	549	950

Total recognized in net periodic benefit costs and other comprehensive loss	$1,032	$2,479	$1,948

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Obligation (Continued)

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2018 related to the Company's defined benefit pension plan are as follows (in thousands):

2018
Net loss	$1,582
Prior service cost (credit)	(429)

Accumulated other comprehensive loss	$1,153

Assumptions

        The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company's defined benefit pension plan were as follows:

	Fiscal Years
	2017	2016	2015
Net Periodic Benefit Costs:
Discount rate	0.70%	0.40%	0.90%
Rate of compensation increase	2.00%	2.00%	2.00%
Expected long-term return on assets	1.40%	1.40%	1.50%

        The assumptions used to measure the benefit obligation for the Company's defined benefit pension plan were as follows:

	June 30,
	2017	2016
Benefit Obligation:
Discount rate	1.40%	1.40%
Rate of compensation increase	2.00%	2.00%

Estimated Contributions and Future Benefit Payments

        The Company made contributions of approximately $1.3 million, $1.2 million and $1.2 million to the defined benefit pension plan during fiscal years 2017, 2016 and 2015 respectively. The Company expects total contributions to the defined benefit pension plan for fiscal year 2018 will be approximately $1.2 million.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Obligation (Continued)

        Estimated future benefit payments to the defined benefit pension plan at June 30, 2017 were as follows (in thousands):

Year Ending June 30,	Future Benefits
2018	$1,048
2019	965
2020	905
2021	858
2022	819
Thereafter	4,283

Total	$8,878

Plan Assets

        The plan assets are invested in insurance contracts with Swiss Life Foundation BVG (BVG) insurance company based in Zurich, Switzerland at the end of fiscal year 2016 and 2017 and are expected to be invested 100% in insurance contracts in fiscal 2018, which are reinsured by Swiss Life Ltd (SLL). SLL invests the vested pension capital and provides a 100% capital and interest rate guarantee as negotiated by the Company. In 2017, the Company negotiated a guaranteed interest rate of 1.25% for mandatory retirement savings and 0.75% for supplementary retirement savings. The pension plan is entitled to an annual bonus from the SLL comprising the effective savings, risk and cost results. The technical administration and management of the savings account are guaranteed by the SLL on behalf of BVG. Insurance benefits due are paid directly to the entitled persons by the SLL in the name of and for the account of the collective foundation. The Company has committed itself to pay the annual contributions and costs due under the pension fund regulations.

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

15. Segment Disclosure

        The Company has one operating and reporting segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy for the treatment of cancer patients. The Company's Chief Executive Officer, its Chief Operating Decision Maker, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset based metrics. Therefore, the information below is presented only for revenues and long-lived tangible assets by geographic areas.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

15. Segment Disclosure (Continued)

        Revenues attributed to a country or region is based on the shipping addresses of the Company's customers. The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2017	2016	2015
Americas	$151,442	$159,517	$174,000
Europe, Middle East, India and Africa	104,026	138,877	110,534
Asia Pacific	59,278	62,888	57,618
Japan	68,668	37,518	37,649

Total	$383,414	$398,800	$379,801

        Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	June 30, 2017	June 30, 2016
Americas	$18,435	$23,842
Europe, Middle East, India and Africa	730	551
Asia Pacific (excluding Japan and India)	1,533	1,342
Japan	2,364	2,143

Total	$23,062	$27,878

16. Restructuring Charges

        As part of the Company's plan to enhance operational performance through productivity initiatives, the Company implemented a re-alignment of its workforce during the fourth quarter of fiscal year 2016. The re-alignment affected approximately 3% of the Company's total workforce. The Company incurred approximately zero, $2.5 million and $1.4 million in restructuring charges in connection with its workforce re-alignment for the years ended June 30, 2017, 2016, and 2015. These restructuring charges are included in cost of goods sold and operating expenses in the consolidated statements of operations. The Company had no accrued restructuring charges in the consolidated balance sheets as of June 30, 2017. As of June 30, 2016, the Company had approximately $2.5 million in accrued restructuring charges included in accrued compensation in the consolidated balance sheets.

Accuray Incorporated

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Financial Data (unaudited)

        The following table provides the selected quarterly financial data for fiscal 2017 and 2016 (in thousands, except net income (loss) per share amounts:

	Quarters ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Net revenue	$86,506	$87,502	$97,312	$112,094
Gross profit	$31,344	$31,387	$35,425	$43,185
Net loss	$(9,926)	$(9,369)	$(5,029)	$(5,255)
Net loss per share—basic and diluted	$(0.12)	$(0.11)	$(0.06)	$(0.06)
Shares used in basic and diluted per share calculation	81,576	82,328	82,913	83,179

	Quarters ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Net revenue	$89,631	$108,912	$105,284	$94,973
Gross profit	$33,898	$42,571	$44,944	$37,300
Net income (loss)	$(13,026)	$(6,027)	$756	$(7,207)
Net income (loss) per share—basic	$(0.16)	$(0.08)	$0.01	$(0.09)
Net income (loss) per share—diluted	$(0.16)	$(0.08)	$0.01	$(0.09)
Shares used in basic per share calculation	79,760	80,346	80,860	81,081
Shares used in diluted per share calculation	79,760	80,346	82,071	81,081

18. Subsequent Event

        On August 7, 2017, the Company issued $85.0 million aggregate principal amount of 3.75% Convertible Senior Notes consisting of (i) $53.0 million aggregate principal amount of 3.75% Convertible Senior Notes to certain holders of the Company's outstanding Existing 3.50% Convertible Notes (the "Exchange Participants") in exchange for approximately $47.0 million aggregate principal amount of such holders' Existing 3.50% Convertible Notes and (ii) $32.0 million aggregate principal amount of 3.75% Convertible Senior Notes to certain other qualified new investors for cash. The net proceeds of the cash issuance were used to repurchase approximately $28.0 million of additional Existing 3.50% Convertible Notes from the Exchange Participants. Immediately following such transactions, approximately $40.0 million aggregate principal amount of the Existing 3.50% Convertible Notes remained outstanding.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2017.

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

        Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2017, based upon the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013.

        Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included in Item 8 of this Annual Report on Form 10-K, on the effectiveness of our internal control over financial reporting as of June 30, 2017.

(c)   Changes in Internal Control over Financial Reporting

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

        We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware Corporation) and subsidiaries (the "Company") as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2017, and our report dated August 25, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Jose, California

August 25, 2017

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

        The information in our 2017 Proxy Statement regarding directors and executive officers appearing under the headings "Proposal One—Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        In addition, the information in our 2017 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

        The information in our 2017 Proxy Statement appearing under the headings "Executive Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," "Compensation of Non-Employee Directors" and "Compensation Committee Interlocks and Insider Information" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2017 Proxy Statement appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2017 Proxy Statement appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information in our 2017 Proxy Statement appearing under the headings "Proposal Four—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Four—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
We have the filed the following documents as part of this report:

1.
Consolidated Financial Statements (as set forth in Item 8)

  2.
  Consolidated Financial Statement Schedules

        The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2017 2016 and 2015 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

        All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

  3
  Exhibits

        The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	8-K	001-33301	3.1	02/06/2013

3.2	Amended and Restated Bylaws of Registrant.	ARAY	8-K	001-33301	3.1	03/23/2016

4.1	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of August 1, 2011.	ARAY	10-Q	001-33301	10.1	11/08/2011

4.2	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of February 13, 2013.	ARAY	10-Q	001-33301	4.1	05/09/2013

4.3	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of April 24, 2014.	ARAY	8-K	001-33301	4.1	04/25/2014

4.4	Form of Common Stock Certificate.	ARAY	S-1/A	333-138622	4.3	02/05/2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit		Filing Date	Furnished or Filed Herewith
10.1		Industrial Complex Lease by and between Registrant and MP Caribbean, Inc., dated July 14, 2003, as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S-1	333-138622	10.1		11/13/2006

10.2		Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10-K	001-33301	10.1	(a)	09/04/2007

10.3		Fourth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated September 18, 2007.	ARAY	10-Q	001-33301	10.3		02/04/2010

10.4		Fifth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated April 1, 2008.	ARAY	10-Q	001-33301	10.4		02/04/2010

10.5		Sixth Amendment to Industrial Complex Lease by and between the Registrant and I & G Caribbean, Inc., dated December 18, 2009.	ARAY	10-Q	001-33301	10.5		02/04/2010

10.6		Seventh Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated June 20, 2014.	ARAY	8-K	001-33301	10.1		06/24/2014

10.7		Eighth Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated October 31, 2014.	ARAY	10-Q	011-33301	10.1		02/06/2015

10.8	*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S-1	333-138622	10.4		11/13/2006

10.9	*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10-K	001-33301	10.8		09/19/2011

10.10	*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	ARAY	8-K	001-33301	99.2		09/02/2014

10.11	*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	ARAY	8-K	001-33301	99.1		09/02/2014

10.12	*	Form of Stock Option Grant Notice and Stock Option Agreement.	ARAY	8-K	001-33301	99.3		11/23/2011

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.13	*	Form of Market Stock Unit Grant Notice and Award Agreement.	ARAY	8-K	001-33301	99.1	10/17/2012

10.14	*	Form of 2015 Market Stock Unit Grant Notice and Award Agreement	ARAY	8-K	001-33301	99.3	09/02/2014

10.15	*	Form of 2016 Market Stock Unit Grant Notice and Award Agreement	ARAY	8-K	001-33301	99.1	10/02/2015

10.16	*	Accuray Incorporated 2016 Equity Incentive Plan and forms of award agreements thereunder.	ARAY	8-K	001-33301	10.1	12/6/16

10.17	*	Amended and Restated 2007 Employee Stock Purchase Plan	ARAY	DEF14A	001-33301	Appendix B	10/7/16

10.18	*	Accuray Incorporated Performance Bonus Plan, as amended on September 29, 2015.	ARAY	10-Q	001-33301	10.5	11/05/2015

10.19	*	Performance Bonus Plan	ARAY	DEF14A	001-33301	Appendix C	10/7/16

10.20	*	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.1	06/17/2011

10.21	*	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.2	06/17/2011

10.22	*	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S-8	333-174952	99.3	06/17/2011

10.23	*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10-Q	001-33301	10.7	05/10/2011

10.24	‡	Nonexclusive End-User Software License Agreement by and between Registrant and The Regents of the University of California, dated September 9, 2005.	ARAY	S-1	333-138622	10.18	11/13/2006

10.25	‡	License Agreement by and between Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of July 9, 1997.	ARAY	S-1	333-138622	10.19	11/13/2006

			Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.26		Development and OEM Supply Agreement by and between TomoTherapy Incorporated and Analogic Corporation, dated January 27, 2003.	TOMO	S-1/A	333-140600	10.11	04/16/2007

10.27	*	Renewal Executive Employment Agreement by and between the Registrant and Joshua H. Levine, dated January 1, 2017.	ARAY	10-Q	001-33301	10.1	05/05/2017

10.28	*	Renewal Executive Employment Agreement by and between the Registrant and Kelly Londy, dated January 1, 2017.	ARAY	10-Q	001-33301	10.2	05/05/2017

10.29	*	Separation Agreement and General Release by and between the Registrant and Kelly Londy, dated July 15, 2017	—	—	—	—	—	X

10.30	*	Renewal Executive Employment Agreement by and between the Registrant and Alaleh Nouri, dated January 1, 2017.	ARAY	10-Q	001-33301	10.4	05/05/2017

10.31	*	Renewal Executive Employment Agreement by and between Registrant and Kevin Waters, dated January 1, 2017	ARAY	10-Q	001-33301	10.3	05/05/2017

10.32	*	Renewal Executive Employment Agreement by and between Registrant and Andrew J. Kirkpatrick, dated January 1, 2017	—	—	—	—	—	X

10.33	*	Executive Employment Agreement by and between Accuray International Sarl and Lionel Hadjadjeba, dated May 18, 2017	—	—	—	—	—	X

10.34	‡	Financing Agreement by and among Registrant, certain subsidiaries of the Registrant, the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders dated January 11, 2016.	ARAY	10-Q	001-33301	10.1	04/29/2016

10.35		Amendment No. 1 to Financing Agreement by and among the Registrant, certain subsidiaries of the Registrant, the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders, dated November 4, 2016.	ARAY	10-Q	001-33301	10.1	02/03/2017

Incorporated by Reference
Exhibit No.		Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.36		Amendment No. 2 to Financing Agreement by and among the Registrant, certain subsidiaries of the Registrant, the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders, dated March 10, 2017.	ARAY	10-Q	001-33301	10.5	05/05/2017

10.37	‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other lenders from time to time parties thereto, dated June 14, 2017	—	—	—	—	—	X

10.38		Form of Note Exchange Agreement.	ARAY	8-K	001-33301	10.1	04/18/2014

21.1		List of subsidiaries.						X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.						X

24.1		Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10-K).						X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS		XBRL Instance Document						X

101.SCH		XBRL Taxonomy Extension Schema Document						X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						X

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sunnyvale, State of California, on the 25th day of August 2017.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ JOSHUA H. LEVINE Joshua H. Levine	President and Chief Executive Officer and Director (Principal Executive Officer)	August 25, 2017
/s/ KEVIN M. WATERS Kevin M. Waters	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 25, 2017
Louis J. Lavigne, Jr.	Chairperson of the Board and Director	August 25, 2017

Signature	Title	Date

/s/ ELIZABETH DÁVILA Elizabeth Dávila	Vice Chairperson of the Board and Director	August 25, 2017
/s/ JACK GOLDSTEIN, PH.D. Jack Goldstein, Ph.D.	Director	August 25, 2017
/s/ RICHARD R. PETTINGILL Richard R. Pettingill	Director	August 25, 2017
/s/ ROBERT S. WEISS Robert S. Weiss	Director	August 25, 2017
Dennis Winger	Director	August 25, 2017