Form 10-Q
period 2017-09-30
ACCURAY INC
filed 2017-11-03
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 25, 2017, there were 83,918,728 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

We own or have rights to various trademarks and trade names used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi-Art®, RayStation®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision™, AutoSegmentation™, CTrue™, H™ Series, iDMS™, InCise™, Iris™, M6™ Series, OIS Connect™, PlanTouch™, PreciseART™, PreciseRTX™, Treatment Planning System™, QuickPlan™, TomoDirect™, TomoEdge™, TomoH™, TomoHD™, TomoHDA™, TomoHelical™, Tomo Quality Assurance™, Radixact™, StatRT™, and VoLO™. ImagingRing® is a registered trademark belonging to medPhoton GmbH. RayStation® is a registered trademark belonging to RaySearch Laboratories, AB.

PART I.         FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$67,916	$72,084
Short-term investments	23,931	23,909
Restricted cash	2,547	12,829
Accounts receivable, net of allowance for doubtful accounts of $428 and $420 as of September 30, 2017 and June 30, 2017, respectively	69,650	72,789
Inventories	113,421	105,054
Prepaid expenses and other current assets	16,909	18,988
Deferred cost of revenue	2,497	3,350
Total current assets	296,871	309,003
Property and equipment, net	21,672	23,062
Goodwill	57,863	57,812
Intangible assets, net	929	964
Restricted cash	333	322
Other assets	16,284	15,301
Total assets	$393,952	$406,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,199	$17,486
Accrued compensation	20,813	25,402
Other accrued liabilities	18,113	23,870
Short-term debt	39,151	113,023
Customer advances	19,364	16,926
Deferred revenue	80,303	87,785
Total current liabilities	199,943	284,492
Long-term liabilities:
Long-term other liabilities	10,414	10,068
Deferred revenue	16,080	13,823
Long-term debt	118,869	51,548
Total liabilities	345,306	359,931
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2017 and June 30, 2017, respectively; issued and outstanding: 83,754,665 and 83,739,804 shares at September 30, 2017 and June 30, 2017, respectively	84	84
Additional paid-in-capital	508,014	496,887
Accumulated other comprehensive income (loss)	316	(52)
Accumulated deficit	(459,768)	(450,386)
Total stockholders’ equity	48,646	46,533
Total liabilities and stockholders’ equity	$393,952	$406,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2017	2016
Net revenue:
Products	$38,916	$35,599
Services	52,034	50,907
Total net revenue	90,950	86,506
Cost of revenue:
Cost of products	22,102	23,352
Cost of services	30,742	31,810
Total cost of revenue	52,844	55,162
Gross profit	38,106	31,344
Operating expenses:
Research and development	14,093	12,229
Selling and marketing	14,757	14,318
General and administrative	11,308	11,344
Total operating expenses	40,158	37,891
Loss from operations	(2,052)	(6,547)
Other expense, net	(6,571)	(4,005)
Loss before provision for income taxes	(8,623)	(10,552)
Provision for (benefit from) income taxes	759	(626)
Net loss	$(9,382)	$(9,926)

Net loss per share - basic and diluted	$(0.11)	$(0.12)
Weighted average common shares used in computing net loss per share:
Basic and diluted	83,747	81,576

Net loss	$(9,382)	$(9,926)
Foreign currency translation adjustment	346	119
Unrealized gain (loss) on investments, net of tax	22	(2)
Comprehensive loss	$(9,014)	$(9,809)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(9,382)	$(9,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,514	4,655
Share-based compensation	2,432	3,473
Amortization of debt issuance costs	448	403
Amortization and accretion of discount and premium on investments	—	41
Accretion of interest on debt	862	816
Provision for (recovery of) bad debt, net	8	(27)
Provision for write-down of inventories	354	303
Loss on disposal of property and equipment	11	—
Loss on extinguishment of debt	3,192	—
Changes in assets and liabilities:
Accounts receivable	1,932	757
Inventories	(8,792)	(1,517)
Prepaid expenses and other assets	2,506	964
Deferred cost of revenue	991	57
Accounts payable	4,791	1,768
Accrued liabilities	(11,653)	(4,985)
Customer advances	2,374	(926)
Deferred revenues	(5,615)	(2,619)
Net cash used in operating activities	(13,027)	(6,763)
Cash flows from investing activities
Purchases of property and equipment, net	(929)	(1,299)
Purchases of investments	—	(8,992)
Sales and maturities of investments	—	15,382
Net cash (used in) provided by investing activities	(929)	5,091
Cash flows from financing activities
Proceeds from employee stock plans	900	1,227
Taxes paid related to net share settlement of equity awards	(19)	(99)
Proceeds from issuance of convertible notes, net	27,282	—
Repurchase of convertible notes	(29,581)	(36,608)
Borrowings under revolving credit facility	43,686	—
Repayments under revolving credit facility	(43,435)	—
Net cash used in financing activities	(1,167)	(35,480)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	684	584
Net decrease in cash, cash equivalents and restricted cash	(14,439)	(36,568)
Cash, cash equivalents and restricted cash at beginning of period	85,235	122,133
Cash, cash equivalents and restricted cash at end of period	$70,796	$85,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

Description of Business

Accuray Incorporated (together with its subsidiaries, the “Company” or “Accuray”) is incorporated in Delaware and has its principal place of business in Sunnyvale, California. The Company designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company has primary offices in the United States, Switzerland, China, Hong Kong and Japan and conducts its business worldwide.

Note 1. Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. Certain amounts in the prior year’s condensed consolidated balance sheet have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported condensed consolidated cash flows or statements of operations. The results for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2018, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2017. The Company’s significant accounting policies are described in Note 2 to those audited consolidated financial statements and there have been no subsequent material changes to such policies.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance provides an option to recognize forfeitures as they occur versus estimating them at the time of grant. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU No. 2016-09 as required in the first quarter of fiscal year 2018 and has elected to continue the use of its forfeiture estimation method for share-based payment awards. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Effective

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting. This guidance redefines which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting for a share-based payment. This guidance will be effective for the Company in the first quarter of its fiscal year 2019. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of employer-sponsored defined benefit pension and other postretirement plans for the net periodic benefit cost in the statement of operations and requires that the service cost component of net periodic benefit be presented in the same income statement line items as other employee compensation costs for services rendered during the period. The other components of the net benefit costs are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. This guidance allows only the service cost component of net periodic benefit costs to be eligible for capitalization. The guidance will be effective for the Company in the first quarter of its fiscal year 2019. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other Topics (Topic 350)-Simplifying the Test for Goodwill Impairment. This guidance simplifies the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This ASU will be effective for the Company beginning in its first quarter of fiscal year 2021. The amendment is required to be adopted prospectively. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU will be effective for the Company in the first quarter of its fiscal year 2019. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This ASU changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for the Company beginning in the first quarter of fiscal year 2019 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. In August 2015, the FASB approved a one year deferral of the effective period of ASU 2014-09. The standard will be effective for the Company in the first quarter of its fiscal year 2019. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in 2016 and 2017. The Company intends to adopt the new standard in the first quarter of fiscal year 2019 using the modified retrospective method. Based upon a preliminary assessment, the Company expects certain portions of its product revenue could be accelerated to reflect transfer of control upon delivery and an element of installation will be deferred until performed. The revenue recognition method for indirect sales and service revenues is expected to be unchanged under the new guidance. The Company also expects to capitalize incremental contract acquisition costs, such as sales commissions, and amortize over the economic life of its product or contractual relationship with the customer. The Company’s current practice is to defer sales commissions until revenue is recognized. The Company currently does not expect the application of this guidance to have a significant impact on its consolidated financial statements; however, the Company’s assessment may change as it continues its evaluation and analysis of this ASU.

Note 3. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and sales-type leases, totaled $9.0 million and $7.4 million at September 30, 2017 and June 30, 2017, respectively, and are included in Other assets in the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. Accounts rated as low risk typically have the equivalent of a Moody’s rating of Baa3 or higher, while accounts rated as moderate risk generally have the equivalent of Ba1 or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payments. As of September 30, 2017, the sales-type lease portion of the financing receivables was rated at a moderate risk. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of September 30, 2017 and June 30, 2017. Based upon such assessment, the Company did not record any adjustment to the allowance for credit losses related to such financing receivables as of September 30, 2017 and recorded an allowance of $0.04 million for credit losses related to such financing receivables as of June 30, 2017.

A summary of the Company’s financing receivables is presented as follows (in thousands):

		Financed
	Lease	Service Contracts
September 30, 2017	Receivables	and Other	Total
Gross	$3,797	$7,869	$11,666
Unearned income	(386)	—	(386)
Allowance for credit loss	(39)	—	(39)
Total, net	$3,372	$7,869	$11,241
Reported as:
Current	$730	$1,551	$2,281
Non-current	2,642	6,318	8,960
Total, net	$3,372	$7,869	$11,241

		Financed
	Lease	Service Contracts
June 30, 2017	Receivables	and Other	Total
Gross	$4,030	$6,268	$10,298
Unearned income	(433)	—	(433)
Allowance for credit loss	(39)	—	(39)
Total, net	$3,558	$6,268	$9,826
Reported as:
Current	$720	$1,677	$2,397
Non-current	2,838	4,591	7,429
Total, net	$3,558	$6,268	$9,826

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. Future minimum lease payments to be received as of September 30, 2017 are presented as follows (in thousands):

Year Ending June 30,	Amount
2018 (remaining 9 months)	$697
2019	930
2020	930
2021	930
2022	310
Total	$3,797

Inventories

Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2017	2017
Raw materials	$43,564	$38,803
Work-in-process	18,527	15,471
Finished goods	51,330	50,780
Inventories	$113,421	$105,054

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	June 30,
	2017	2017
Furniture and fixtures	$4,380	$4,364
Computer and office equipment	11,800	11,802
Software	11,465	11,457
Leasehold improvements	23,197	23,164
Machinery and equipment	48,775	48,742
Construction in progress	3,091	3,533
	102,708	103,062
Less: Accumulated depreciation	(81,036)	(80,000)
Property and equipment, net	$21,672	$23,062

Depreciation expense related to property and equipment for the three months ended September 30, 2017 and 2016 was $2.5 million and $2.7 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. Dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated to the U.S. Dollar at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period.

The components of accumulated other comprehensive income (loss) in the equity section of the balance sheets are as follows (in thousands):

	September 30,	June 30,
	2017	2017
Net unrealized loss on short-term investments	$(67)	$(89)
Cumulative foreign currency translation adjustment	1,500	1,154
Defined benefit pension obligation	(1,117)	(1,117)
Accumulated other comprehensive income (loss)	$316	$(52)

Note 4. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Three Months	Year
	Ended	Ended
	September 30,	June 30,
	2017	2017
Balance at the beginning of the period	$57,812	$57,848
Currency translation	51	(36)
Balance at the end of the period	$57,863	$57,812

In the second quarter of fiscal 2017, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment. In the three months ended September 30, 2017, there were no indicators of impairment.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		September 30, 2017			June 30, 2017
		Gross			Gross
		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)
Developed technology	5 — 6	$46,700	$(46,700)	$—	$46,700	$(46,700)	$—
Patent license	7	1,000	(71)	929	1,000	(36)	964
Total intangible assets		$47,700	$(46,771)	$929	$47,700	$(46,736)	$964

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2017 and June 30, 2017.

Amortization expense related to intangible assets for the three months ended September 30, 2017 and 2016 was $0.04 million and $2.0 million, respectively.

The estimated future amortization expense of acquired intangible assets as of September 30, 2017 is as follows (in thousands):

Year Ending June 30,	Amount
2018 (remaining 9 months)	$108
2019	143
2020	143
2021	143
2022	143
Thereafter	249
$929

Note 5. Investments

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

The Company held a total of eight investments that were in an unrealized loss position as of September 30, 2017 and June 30, 2017, respectively. The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. The Company determined that it had no other-than-temporary impairments on these securities because it does not intend to sell these securities and believes it is not more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and losses were insignificant for the three months ended September 30, 2017 and the year ended June 30, 2017.

Contractual maturities of available-for-sale securities at September 30, 2017 were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in 1 year or less	$17,999	$17,960
Due in 1-2 years	6,000	5,971
	$23,999	$23,931

The following table summarizes the available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
September 30, 2017
U. S. government agency securities	$(38)	$17,960	$(29)	$5,971	$(67)	$23,931
Total	$(38)	$17,960	$(29)	$5,971	$(67)	$23,931
June 30, 2017
U. S. government agency securities	$(31)	$11,970	$(58)	$11,939	$(89)	$23,909
Total	$(31)	$11,970	$(58)	$11,939	$(89)	$23,909

Note 6. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have maturities up to three months that mitigate the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. The Company intends to exchange foreign currencies for U.S. Dollars at maturity. There were no outstanding foreign currency forward contracts at the end of September 30, 2017 and June 30, 2017.

The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Foreign currency exchange gain (loss) on foreign contracts	$241	$(563)
Foreign currency transactions gain	4	132

Note 7. Fair Value Measurements

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels of inputs that may be used to measure fair value, as follows:

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents, which are valued primarily using quoted market prices in active markets for identical assets. The Company’s Level 2 assets include its U.S. government agency securities as the market inputs used to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value (in thousands):

	September 30, 2017
				Estimated Fair Value
		Gross	Gross	Cash and
	Amortized	Unrealized	Unrealized	Cash	Short-term
	Cost	Gains	Losses	Equivalents	Investments
Cash	$66,304	$—	$—	$66,304	$—
Level 1
Money market funds	1,612	—	—	1,612	—
Level 2
U.S. government agency securities	23,998	—	(67)	—	23,931
Total	$91,914	$—	$(67)	$67,916	$23,931

	June 30, 2017
				Estimated Fair Value
		Gross	Gross	Cash and
	Amortized	Unrealized	Unrealized	Cash	Short-term
	Cost	Gains	Losses	Equivalents	Investments
Cash	$70,515	$—	$—	$70,515	$—
Level 1
Money market funds	1,569	—	—	1,569	—
Level 2
U.S. government agency securities	23,998	—	(89)	—	23,909
Total	$96,082	$—	$(89)	$72,084	$23,909

Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the 3.50% Convertible Notes, the 3.50% Series A Convertible Notes and the 3.75% Convertible Notes are not readily available. The carrying value of the Revolving Credit Facility approximates its estimated fair value as these borrowings have a variable rate structure that is based on a market observable interest rate that resets periodically. The Revolving Credit Facility is classified as Level 2 within the fair value hierarchy.

The following table summarizes the carrying value and estimated fair value of all Notes (in thousands):

	September 30, 2017		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% Convertible Notes	$12,907	$13,260	$44,099	$48,146
3.50% Series A Convertible Notes	26,244	27,083	68,924	74,982
3.75% Convertible Notes	67,069	85,000	—	—
Revolving Credit Facility	51,800	51,800	51,548	51,548
Total	$158,020	$177,143	$164,571	$174,676

Note 8. Commitments and Contingencies

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

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against them. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2017.

Note 9. Debt

3.50% Convertible Senior Notes due February 2018

In February 2013, the Company issued 3.50% Convertible Senior Notes due 2018 (the “3.50% Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Convertible Notes may convert their notes at any time until the close of the business day immediately preceding the maturity date. The 3.50% Convertible Notes are convertible into common stock of the Company at an initial conversion rate equal to 187.6877 shares of common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $5.33 per share of common stock, subject to adjustment. The 3.50% Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year. The 3.50% Convertible Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted.

Holders of the 3.50% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.50% Convertible Notes may require the Company to purchase all or a portion of their 3.50% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of 3.50% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of September 30, 2017, approximately $13.0 million aggregate principal amount was outstanding.

3.50% Series A Convertible Senior Notes due February 2018

In April 2014, the Company issued 3.50% Series A Convertible Senior Notes due 2018 (the “3.50% Series A Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Series A Convertible Notes may convert their notes at any time on or after November 1, 2017 until the close of business on the business day immediately preceding the maturity date. The initial conversion rate is 187.6877 shares of the Company’s common stock per $1,000 principal amount, which represents an initial conversion price of approximately $5.33 per share of the Company’s common stock. The 3.50% Series A Convertible Notes generally have the same interest rate, maturity and other terms as the 3.50% Convertible Notes, except that the 3.50% Series A Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s option.

Holders of the 3.50% Series A Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.50% Series A Convertible Notes may require the Company to purchase all or a portion of their 3.50% Series A Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 3.50% Series A Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of September 30, 2017, approximately $26.6 million aggregate principal amount was outstanding.

3.75% Convertible Senior Notes due July 2022

In August 2017, the Company issued $85.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. $53.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain holders of the Company’s outstanding 3.50% Convertible Notes and 3.50% Series A Convertible Notes (together, the “Existing Notes”) in exchange for approximately $47.0 million aggregate principal amount of the Existing Notes (the “Exchange”) and $32.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain other qualified new investors for cash. The net proceeds of the cash issuance were used to repurchase approximately $28.0 million of Existing Notes (the “Repurchase”).

Holders of the 3.75% Convertible Notes may convert their notes at any time on or after April 15, 2022 until the close of the business day immediately preceding the maturity date. Prior to April 15, 2022, holders of the 3.75% Convertible Notes may convert their notes only under the following circumstances:

•                  during any fiscal quarter after the fiscal quarter ending December 31, 2017, and only during such fiscal quarter, if the closing sale price of the Company’s common stock for each of 20 or more trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter;

•                  during the five-consecutive business days immediately after any five consecutive trading-day period in which the trading price per $1,000 principal amount for each trading day of that period was equal to or less than 98% of the product of the closing sale price of shares of the Company’s common stock and the applicable conversion rate for such trading day; or

•                  upon the occurrence of specified corporate transactions as described in the indenture.

Upon conversion, the Company will have the right to pay cash, or deliver shares of common stock of the Company or a combination thereof, at the Company’s election. The initial conversion rate is 174.8252 shares of the Company’s common stock per $1,000 principal amount (which represents an initial conversion price of approximately $5.72 per share of the Company’s common stock). The conversion rate, and thus the conversion price, is subject to adjustment as further described below.

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

In accordance with Accounting Standards Codification, or ASC 470-20, Debt with Conversion and Other Options, the Company separately accounted for the liability and equity conversion components of the 3.75% Convertible Notes. The principal amount of the liability component of the 3.75% Convertible Notes was $66.5 million as of the date of issuance based on the present value of its cash flows using a discount rate of 8%, the Company’s approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $13.8 million. The debt issuance and offering costs totaling $4.7 million, of which $0.8 million was allocated to the equity component with the remaining $3.9 million allocated to the debt discount. The liability component is being accreted to the principal amount of the 3.75% Convertible Notes using the effective interest method through the maturity in July 2022.

Following the issuance of the 3.75% Convertible Notes, approximately $13.0 million aggregate principal amount of the 3.50% Convertible Notes and approximately $26.6 million aggregate principal amount of the 3.50% Series A Convertible Notes remained outstanding. The Company accounted for the Exchange and Repurchase as an extinguishment of the Existing Notes and recorded a charge of approximately $3.2 million in Other expenses, net and a reduction of the carrying value of the equity conversion component of $5.0 million in the first quarter of fiscal 2018.

Revolving Credit Facility

On June 14, 2017, the Company entered into a credit and security agreement (the “Revolving Credit Facility”) with MidCap Financial Trust. The agreement provides the Company with a revolving credit facility in the initial amount of $52.0 million, which the Company may request be increased by up to $33.0 million to a new total of $85.0 million through additional tranches, each with a $1.0 million minimum. Availability for borrowings under the Revolving Credit Facility is subject to a borrowing base that is calculated as a function of the value of the Company’s eligible accounts receivable and eligible inventory, and the Company is required to maintain a minimum drawn balance of at least 30% of such availability.

The Revolving Credit Facility’s stated maturity date is June 14, 2021.

The Revolving Credit Facility contains restrictions and covenants applicable to the Company. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility) to be less than a certain specified ratio for each fiscal quarter during the term of the Revolving Credit Facility. In addition, the Revolving Credit Facility contains customary covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The Company was in compliance with the covenants as of September 30, 2017.

The following table presents the carrying value of all Convertible Notes and borrowings under the Revolving Credit Facility (collectively, “Notes”) (in thousands):

As of September 30, 2017	Revolving Credit Facility	3.50% Convertible Notes	3.50% Series A Convertible Notes	3.75% Convertible Notes	Total
Carrying amount of equity conversion component	$—	$—	$2,806	$13,837	$16,643
Principal amount of the Notes	$51,800	$13,000	$26,552	$85,000	$176,352
Unamortized debt costs	—	(93)	—	(3,789)	(3,882)
Unamortized debt discount	—	—	(308)	(14,142)	(14,450)
Net carrying amount	$51,800	$12,907	$26,244	$67,069	$158,020
Reported as:
Short-term debt					$39,151
Long-term debt					118,869
Total debt					$158,020

As of June 30, 2017	Revolving Credit Facility	3.50% Convertible Notes	3.50% Series A Convertible Notes	Total
Carrying amount of equity conversion component	$—	$—	$7,844	$7,844
Principal amount of the Notes	$51,548	$44,654	$70,346	$166,548
Unamortized debt costs	—	(555)	—	(555)
Unamortized debt discount	—	—	(1,422)	(1,422)
Net carrying amount	$51,548	$44,099	$68,924	$164,571
Reported as:
Short-term debt				$113,023
Long-term debt				51,548
Total debt				$164,571

A summary of interest expense on the Notes is as follows (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Interest expense related to contractual interest coupon	$2,409	$2,531
Interest expense related to amortization of debt discount	862	816
Interest expense related to amortization of debt issuance costs	448	403
	$3,719	$3,750

Note 10. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Cost of revenue	$493	$524
Research and development	631	663
Selling and marketing	(163)	622
General and administrative	1,471	1,664
	$2,432	$3,473

In September 2017, the Company also granted market stock units covering 0.6 million shares of the Company’s common stock at target. Shares can be earned at up to 150% of target based on the Company’s stock price performance relative to that of the Russell 2000 Index over two and three year measurement periods. The fair value of each market stock unit was estimated on the date of grant using a Monte Carlo simulation model.

Note 11. Net Loss Per Common Share

The Company reports both basic and diluted loss per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Numerator:
Net loss used to compute basic and diluted loss per share	$(9,382)	$(9,926)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	83,747	81,576

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the

purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.50% Convertible Notes, the 3.50% Series A Convertible Notes, and the 3.75% Convertible Notes are included in the calculation of diluted net income per share only if their inclusion is dilutive.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2017	2016
Stock options	2,996	2,175
RSUs, PSUs and MSUs	5,564	4,858
3.50% Convertible Notes	2,439	8,378
	10,999	15,411

Outstanding Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and the 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes and the 3.50% Series A Convertible Notes as of September 30, 2017, totaling approximately 19.8 million shares of our common stock, were not included in the potentially diluted share count table above.

Note 12. Segment Information

The Company operates in one reportable segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy and radiosurgery for the treatment of cancer patients. The Company’s Chief Executive Officer, its Chief Operating Decision Maker, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset based metrics.

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended
	September 30,
Net Revenue	2017	2016
Americas	$36,023	$40,642
Europe, Middle East, India and Africa	35,148	21,282
Asia-Pacific	6,702	13,225
Japan	13,077	11,357
Total	$90,950	$86,506

	September 30,	June 30,
Property and equipment, net	2017	2017
Americas	$17,072	$18,435
Europe, Middle East, India and Africa	654	730
Asia-Pacific	1,734	1,533
Japan	2,212	2,364
Total	$21,672	$23,062

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2017 and results of operations for the three months ended September 30, 2017 and 2016 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts; the effects of our process improvements on age-outs, backlog and revenue; expected uses of cash during fiscal 2018; the anticipated drivers of our future capital requirements; the success of the multi-leaf collimator, or InCise MLC for the CyberKnife Systems, and its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems; our belief that TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from expectations, including those risks discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of the Company’s annual report on Form 10-K for fiscal year 2017, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to the Company at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. The Company assumes no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of care, with the aim of helping patients live longer, better lives. Our leading-edge technologies, the CyberKnife and TomoTherapy Systems, including Radixact, the next generation TomoTherapy System platform, are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image-guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving largely separate patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population including patients requiring retreatment with radiation therapy. We also offer comprehensive software solutions to enable and enhance the precise and efficient radiotherapy treatment with our CyberKnife and TomoTherapy Systems. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training and other professional services.

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

Our CyberKnife M6 Series Systems have the option of: fixed collimator, Iris Variable Aperture Collimator and/or multi-leaf collimator, or InCise MLC. The InCise MLC is designed specifically for the M6 Series. With the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife System, faster and for a wider range of tumor types. The InCise MLC makes it faster and more efficient to treat a wider range of tumor types with the CyberKnife M6 Series System, including larger tumors and those with multiple sites of disease.

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

TomoTherapy Systems, including Radixact, the next generation TomoTherapy System

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. The TomoTherapy Systems are specifically designed for image-guided intensity-modulated radiation therapy (IG-IMRT). The TomoTherapy Systems include the TomoTherapy H Series Systems with configurations of TomoH, TomoHD and TomoHDA. Based on a CT scanner platform, the systems provide continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver highly accurate, individualized dose distributions which precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for the patient. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung and head and neck cancers, in addition to complex and novel treatments such as total marrow irradiation. Radiation therapy has been widely available and used in developed countries for decades, though many developing countries do not currently have a sufficient number of radiation therapy systems to adequately treat their domestic cancer patient populations. The number of radiation therapy systems in use and sold each year is currently many times larger than the number of radiosurgery systems. The Radixact System includes our integrated Accuray Precision treatment planning software and the new iDMS Data Management System. The Radixact System leverages the TomoTherapy System’s efficient daily low-dose fan beam MVCT image guidance and unique ring gantry architecture, delivering precise radiation treatments for more patients, faster, with simpler, more automated workflows. We believe the Radixact System and other TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

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

Backlog

For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, Post-Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $465.0 million as of September 30, 2017 compared to $452.8 million as of June 30, 2017.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Gross orders	$55,647	$50,335
Net orders	51,038	37,187
Order backlog at the end of the period	464,968	407,487

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $5.3 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This was a result of an increase of $8.1 million in new system order volume compared to the same prior year period primarily driven by the CyberKnife System orders. Additionally, the TomoTherapy System orders increased year over year in units and dollars driven by the Radixact System, which was introduced in the second half of fiscal 2017. Upgrade orders decreased by $2.6 million in the three months ended September 30, 2017 as compared to the same prior year period.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments.

Net orders increased by $13.9 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, resulting from the increase in gross orders of $5.3 million, a decrease in net age-outs and cancellations of $6.1 million and $3.5 million, which was offset by positive foreign currency adjustments of $1.0 million.

•                  The net age-outs of $4.6 million for the three months ended September 30, 2017, include $9.1 million of age-ins which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•                  There were no cancellations in the three months ended September 30, 2017, and $3.5 million in cancellations in the three months ended September 30, 2016. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Foreign currency exchange rates did not have a material impact on net orders in the three months ended September 30, 2017, while foreign currency exchange rates increased net orders by $1.0 million in the three months ended September 30 2016.

Results of Operations — Three months ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017		2016		Change
(Dollars in thousands)	Amount	% (*)	Amount	% (*)	$	%
Products	$38,916	43	$35,599	41	3,317	9
Services	52,034	57	50,907	59	1,127	2
Net revenue	$90,950	100	$86,506	100	4,444	5
Gross profit	$38,106	42	$31,344	36	6,762	6
Products gross profit	16,814	43	12,247	34	4,567	9
Services gross profit	21,292	41	19,097	38	2,195	3
Research and development expenses	14,093	15	12,229	14	1,864	15
Selling and marketing expenses	14,757	16	14,318	17	439	3
General and administrative expenses	11,308	12	11,344	13	(36)	—
Other expense, net	6,571	7	4,005	5	2,566	64
Provision for income taxes	759	1	(626)	(1)	1,385	221
Net loss	$(9,382)	(10)	$(9,926)	(11)	544	5

(*)         Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net Revenue

	Three Months Ended September 30,
	2017		2016		Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Products	$38,916	43	$35,599	41	3,317	9
Services	52,034	57	50,907	59	1,127	2
Net revenue	$90,950	100	$86,506	100	4,444	5

Product Net Revenue. Product net revenue increased by $3.3 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a significant increase in CyberKnife and TomoTherapy System revenue in Europe offset by a decline in system revenue in the Asia Pacific region. The increase in system revenue of $4.8 million was partially offset by a decrease of $1.5 million in upgrade and other revenue as compared to the prior year period.

Services Net Revenue. Services net revenue increased by $1.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. An increase of $2.0 million was attributable to a net increase in our installed base and higher parts revenue, partially offset by a decrease of $0.9 million in installation and training revenue.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended
	September 30,
	2017	%	2016	%
Americas	$36,023	40%	$40,642	47%
Europe, Middle East, India and Africa	35,148	39%	21,282	25%
Asia Pacific	6,702	7%	13,225	15%
Japan	13,077	14%	11,357	13%
Total	$90,950	100%	$86,506	100%

Revenue derived from sales outside of the Americas region was $54.9 million and $45.9 million for the three months ended September 30, 2017 and 2016, respectively, and represented 60% and 53% of our net revenue during these periods, respectively.

Gross Profit

	Three Months Ended September 30,
	2017		2016		Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Product gross profit	$16,814	43	$12,247	34	4,567	9
Services gross profit	21,292	41	19,097	38	2,195	3
Gross profit	$38,106	42	$31,344	36	6,762	6

Product gross margin was 43% for the three months ended September 30, 2017 as compared to 34% for the three months ended September 30, 2016, representing an increase of 9%. Product gross margins were favorably impacted by a larger percentage of our overall sales attributable to CyberKnife Systems in the first quarter of fiscal 2018 as compared to the same period in the prior fiscal year. Further, in prior financial periods, we recorded a quarterly $2.0 million intangible amortization charge related to the acquisition of TomoTherapy, which was fully amortized in the fourth quarter of our fiscal year 2017 and will not recur in fiscal year 2018.

Service gross margin for the three months ended September 30, 2017 was 41% as compared to 38% for the three months ended September 30, 2016, representing an increase of 3% due primarily to revenue growth driven by the growth of our installed base.

Research and Development

	Three Months Ended September 30,
	2017		2016		Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Research and development expenses	$14,093	15	$12,229	14	1,864	15

Research and development expenses increased by $1.9 million in the three months ended September 30, 2017, as compared to the same period in the prior year. The increase was primarily due to $1.3 million of higher compensation expenses due to additional headcount for projects related to our product roadmap and $0.5 million in higher consulting fees for incremental product development, as well as an increase of $0.1 million in IT and facilities expenses to support increased headcount.

Selling and Marketing

	Three Months Ended September 30,
	2017		2016		Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Selling and marketing expenses	$14,757	16	$14,318	17	439	3

Selling and marketing expenses increased by $0.4 million in the three months ended September 30, 2017, as compared to the same period in the prior year. The increase was primarily due to $0.2 million in higher marketing expenses related to tradeshows and advertising, and an increase in travel expense of $0.1 million, as well as $0.1 million in IT and facilities expenses.

General and Administrative

	Three Months Ended September 30,
	2017		2016		Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
General and administrative expenses	$11,308	12	$11,344	13	(36)	—

General and administrative expenses decreased marginally in the three months ended September 30, 2017, compared to the same period in the prior year. The decrease was primarily due to lower stock-based compensation of $0.2 million, which was offset by $0.2 million in higher consulting expenses related to business development and recruiting fees.

Other Expense, net

	Three Months Ended September 30,
	2017		2016		Change
(Dollars in thousands)	Amount	%	Amount	%	$	%
Other expense, net	$6,571	7	$4,005	5	2,566	64

Other expense, net increased by $2.6 million for the three months ended September 30, 2017, compared to the same period in the prior year. The increase in other expense, net was primarily due to a $3.2 million loss on extinguishment of debt (see Note 9 Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details). The increase was offset by foreign exchange gains of $0.6 million.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income taxes expense of $0.8 million for the three months ended September 30, 2017, compared to income tax benefits of $0.6 million for the three months ended September 30, 2016. The increase in tax expense of $1.4 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was due to the recognition of an income tax benefit of approximately $1.4 million in the first quarter of fiscal year 2017 as a result of the completion of tax audits by the Swiss authorities for prior fiscal periods through 2015.

Liquidity and Capital Resources

At September 30, 2017, we had $67.9 million in cash and cash equivalents and $23.9 million in short-term investments, for a total of $91.8 million. See Note 9. Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the Revolving Credit Facility and our Convertible Notes outstanding as of September 30, 2017. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

As of September 30, 2017, we had approximately $59.5 million of cash and cash equivalents at our foreign subsidiaries. We intend to permanently reinvest the cash held by our foreign subsidiaries and, accordingly, no provisions for U.S. income taxes have been provided thereon. However, if a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.

Our cash flows for the three months ended September 30, 2017 and 2016 are summarized as follows (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Net cash used in operating activities	$(13,027)	$(6,763)
Net cash (used in) provided by investing activities	(929)	5,091
Net cash used in financing activities	(1,167)	(35,480)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	684	584
Net decrease in cash, cash equivalents and restricted cash	$(14,439)	$(36,568)

Cash Flows from Operating Activities

Net cash used in operating activities was $13.0 million during the three months ended September 30, 2017, was primarily due to a net loss of $9.4 million, a net change in operating assets and liabilities of $13.5 million that was offset by non-cash items of $9.9 million.

•                  Non-cash items primarily consisted of a loss on extinguishment of debt of $3.2 million, depreciation and amortization expense of $2.5 million, stock-based compensation expense of $2.4 million and non-cash interest expense on debt of $1.3 million;

•                  Net change in operating assets and liabilities was primarily due to an increase in inventories of $8.8 million to support anticipated product shipments in future periods and a decrease in accrued liabilities of $11.7 million of compensation related items.

Net cash used in operating activities was $6.8 million during the three months ended September 30, 2016, was primarily due to a net loss of $9.9 million, a net change in operating assets and liabilities of $6.5 million that was offset by non-cash items of $9.7 million. Non-cash items primarily consisted of depreciation and amortization expense of $4.7 million, and stock-based compensation expense of $3.5 million. The significant items in the change in operating assets and liabilities included a decrease in accrued liabilities of $4.9 million primarily related to a decrease in loan interest accrual due to our note settlement, decrease in accrued severance, and a decrease in accrual for uncertain tax positions, together with an increase in inventory of $1.5 million to support anticipated future sales.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.9 million for the three months ended September 30, 2017 for purchases of property and equipment.

Net cash provided by investing activities was $5.1 million for the three months ended September 30, 2016, which primarily consisted of purchases of short-term investments of $9.0 million and purchases of property and equipment of $1.3 million, partially offset by sales and maturities of investments of $15.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended September 30, 2017 was $1.2 million, which was primarily due to $27.3 million of debt proceeds, net related to the 3.75% Convertible Notes, which was offset by $29.6 million for the repurchase of the 3.50% Convertible Notes. In addition, there were $0.9 million in proceeds from employee stock purchase plans and an increase of $0.3 million in borrowing from the Revolving Credit Facility.

Net cash used in financing activities during the three months ended September 30, 2016 was $35.5 million, which consisted of $36.6 million in payments made to holders of our 3.75% Convertible Notes due August 2016. In addition, there were $1.2 million in proceeds from employee stock plans, which was partially offset by $0.1 million in taxes paid related to net share settlements of equity awards.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•                  The mechanism for our payment of the 3.50% Convertible Notes due February 2018;

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

We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash, cash equivalents and investments are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. As discussed in Note 9, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, in August 2017, we exchanged and repurchased approximately $75.0 million in aggregate principal amount of the 3.50% Convertible Notes and 3.50% Series A Convertible Notes for $85.0 million in aggregate principal amount of the 3.75% Convertible Notes. Accordingly, approximately $75.0 million of our contractual obligations are now due in a later period. Except for the change in debt obligations, there has been no material changes outside of the ordinary course of business in those obligations during the three months ended September 30, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

During the three months ended September 30, 2017, we considered our estimated corporate bonus accrual to be a critical accounting estimate. Our bonus accrual for each quarter is based on our performance against defined metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2017, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Concentration of Credit and Other Risks

Our cash, cash equivalents and investments are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three months ended September 30, 2017 and 2016, there were no customers that represented 10% or more of total net revenue. As of September 30, 2017, no customer accounted for more than 10% of our total accounts receivable. Two customers accounted for 19% and 11%, respectively, of our total accounts receivable as of June 30, 2017.

We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts receivable balances are charged against the allowance for doubtful accounts once collection efforts are unsuccessful.

Single-source suppliers presently provide us with several components. In most cases, if a supplier was unable to deliver these components, we believe that we would be able to find other sources for these components subject to any regulatory qualifications, if required.

Revenue Recognition

Our revenue is primarily derived from sales of CyberKnife and TomoTherapy Systems and services, which include post-contract customer support (“PCS”), installation services, training and other professional services. We record our revenue net of any value added or sales tax. In all sales arrangements, we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is reasonably assured and delivery has occurred. Payments received in advance of system shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation. We assess the probability of collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection is not reasonably assured, we will defer the transaction fee and recognize revenue upon receipt of cash.

We frequently enter into sales arrangements that contain multiple elements or deliverables. For sale arrangements that contain multiple elements, we allocate the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence (“VSOE”) of fair value, if it exists. VSOE of fair value for each element is based on our standard rates charged for the product or service when such product or service is sold separately or based upon the price established by our pricing committee when that product or service is not yet being sold separately. When we are not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, we attempt to estimate the selling price of each element based on third-party evidence of selling price (“TPE”), as determined based on competitors’ or third-party vendors’ prices for similar deliverables when sold separately. When we are not able to establish selling price using VSOE or TPE, we use our best estimate of selling price (“BESP”) in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through annual analysis of our pricing practices and adjusted if necessary.

We have certain software offerings, which are not required to deliver our systems’ essential functionality and can be sold separately. We account for the separate sale of our software products in accordance with the applicable guidance for software revenue recognition. Our multiple-element arrangements may also include software deliverables that are subject to the software revenue recognition guidance; and in these cases, the revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using VSOE, TPE or BESP.

We regularly review VSOE, TPE and BESP for all of our products and services. As our go-to-market strategies and other factors change, we may modify our pricing practices in the future, which may impact the selling prices of systems and services as well as VSOE, TPE and BESP of systems and services. As a result, our future revenue recognition for multiple element arrangements could differ materially from that recorded in the current period.

Product Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy Systems, including Radixact. If we are responsible for installation, we recognize revenue after installation and acceptance of the system. Otherwise, revenue is generally recognized upon delivery, assuming all other revenue recognition criteria are met.

We could also sell our systems with PCS contracts, installation services, training, and at times, professional services. PCS contracts provide planned and corrective maintenance services, software updates, bug fixes, as well as call-center support.

We record revenue from sales of systems, product upgrades and accessories to distributors depending on the terms of the distribution agreement as well as terms and conditions executed for each sale, and once all revenue recognition criteria have been met.

Our agreements with customers and distributors for system sales generally do not contain product return rights. Certain distributor agreements include parts inventory buy-back provisions upon distributorship termination. We accrue an inventory buy-back liability when and if such distributorship termination is expected and the liability can be estimated.

Service Revenue

Service revenue is generated primarily from PCS contracts (warranty period services and post warranty services), installation services, training and professional services. Service revenue is recognized either ratably over the contractual period or when service is performed, depending on specific terms and conditions in agreements with customers.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of September 30, 2017, we had no open forward contracts and all open positions had been settled.

The purpose of these forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign exchange policy to govern our forward contracts. These foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other expenses, net. We have not entered any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at September 30, 2017, that are sensitive to changes in interest rates. The modeling technique measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $23.9 million at September 30, 2017. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands):

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$144	$108	$72	$36	$(36)	$(72)	$(108)	$(144)

Equity Price Risk

On August 7, 2017, we issued approximately $85.0 million aggregate principal amount of the 3.75% Convertible Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 174.8252 shares of common stock per $1,000 principal amount of the 3.75% Convertible Notes, which is equivalent to a conversion price of approximately $5.72 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.72 upon conversion of the 3.75% Convertible Notes. For every $1 that the share price of our common stock exceeds $5.72, we expect to issue an additional $14.9 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Notes are converted.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings.

The information set forth in Note 8. Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.     Risk Factors.

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2017. The descriptions below include material changes to the risk factors affecting our business that were previously disclosed in such filings. Any risk factor included below supersedes the description of the relevant risk factor in such filings. Other than the items discussed below, there have been no material changes in our risk factors since such filings.

Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and services, which we may not be able to achieve.

As of September 30, 2017, we had an accumulated deficit of $459.8 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, maintaining or increasing our gross margins, control our costs and effectively manage our growth. We cannot assure that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

A number of factors may adversely impact our gross margins on product sales and services, including:

•                  lower than expected manufacturing yields of high cost components leading to increased manufacturing costs;

•                  low production volume, which will result in high levels of overhead cost per unit of production;

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

If we are unable to maintain or increase our gross margins on product sales and services, our results of operations could be adversely impacted, we may not achieve profitability and our stock price could decline.

Our operating results, including our quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price.

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenue and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, as well as changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during the current volatile economic environment where we have had customers delaying or cancelling orders. When orders are placed, installation, delivery or shipping, as applicable, is accomplished and the revenue recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter.

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

•                  delays in shipment, for example, due to unanticipated construction delays at customer locations where our products are to be installed, cancellations by customers, natural disasters or labor disturbances;

•                  delays in our manufacturing processes or unexpected manufacturing difficulties

•                  the timing of the announcement, introduction and delivery of new products or product upgrades by us and by our competitors;

•                  timing and level of expenditures associated with expansion of sales and marketing activities such as trade shows and our overall operations; and

•                  fluctuations in our gross margins and the factors that contribute to such fluctuations, as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2017, customer contracts with extended payment terms of more than one year amounted to approximately 11% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At September 30, 2017, we had $67.9 million in cash and cash equivalents and $23.9 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. To date, we have experienced no material realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Increased leverage as a result of our Convertible Notes offerings and our Revolving Credit Facility may harm our financial condition and operating results.

As of September 30, 2017, we had total consolidated liabilities of approximately $345.3 million; including the short-term liability components of the 3.50% Convertible Notes of $12.9 million, the 3.50% Series A Convertible Notes of $26.2 million and the long-term liability components of the 3.75% Convertible Notes of $67.1 million and the Revolving Credit Facility of $51.8 million.

On June 14, 2017, we entered into a credit and security agreement (the “Revolving Credit Facility”) with MidCap Financial Trust. The agreement provides us with a revolving credit facility in the initial amount of $52.0 million, which we may request be increased by up to $33.0 million to a new total of $85.0 million through additional tranches, each with a $1.0 million minimum. Availability for borrowings under the Revolving Credit Facility is subject to a borrowing base that is calculated as a function of the value of our eligible accounts receivable and eligible inventory, and we are required to maintain a minimum drawn balance of at least 30% of such availability. The Revolving Credit Facility’s stated maturity date is June 14, 2021, but may mature earlier than the stated maturity date if certain conditions set forth in the agreement are not met, including conditions related to the Existing Notes. Interest on the borrowings under the Revolving Credit Facility is payable monthly in arrears at an annual interest rate of reserve-adjusted, 90-day LIBOR (subject to a 1.00% floor) plus 4.50%.

The Revolving Credit Facility also includes certain financial covenants, events of default, and other covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.   Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Indenture between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of August 7, 2017	8-K	001-33301	4.1	08/08/17
4.2	Form of 3.75% Convertible Senior Note due 2022	8-K	001-33301	4.1	08/08/17
10.1	Form of Exchange/Repurchase Agreement between Registrant and each signatory thereto, dated July 27, 2017	8-K	001-33301	10.1	07/28/17
10.2	Form of Subscription Agreement between Registrant and each signatory thereto, dated July 27, 2017	8-K	001-33301	10.2	07/28/17
10.3**	Offer Letter from Registrant to Shigeyuki Hamamatsu, dated July 24, 2017	—	—	—	—	X
10.4**	Change in Control Agreement between Registrant and Shigeyuki Hamamatsu, dated September 21, 2017	—	—	—	—	X
10.5**	Stand-Alone Inducement Restricted Stock Unit Agreement between Registrant and Shigeyuki Hamamatsu, effective September 29, 2017	S-8	333-220698	99.1	09/28/17
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	—	—	—	—	X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

**Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURAY INCORPORATED

Date: November 3, 2017
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin M. Waters
Kevin M. Waters
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)