Form 10-Q
period 2017-12-31
ACCURAY INC
filed 2018-02-05
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of January 25, 2018, there were 85,293,273 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

We own or have rights to various trademarks and trade names used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi-Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision™, AutoSegmentation™, CTrue™, H™ Series, iDMS™, InCise™, Iris™, M6™ Series, OIS Connect™, PlanTouch™, PreciseART™, PreciseRTX™, QuickPlan™, TomoDirect™, TomoEdge™, TomoH™, TomoHD™, TomoHDA™, TomoHelical™, Tomo Quality Assurance™, Radixact™, StatRT™, and VoLO™.

PART I.         FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$79,509	$72,084
Short-term investments	24,516	23,909
Restricted cash	2,039	12,829
Accounts receivable, net of allowance for doubtful accounts of $442 and $420 as of December 31, 2017 and June 30, 2017, respectively	80,907	72,789
Inventories	113,809	105,054
Prepaid expenses and other current assets	15,577	18,988
Deferred cost of revenue	2,316	3,350
Total current assets	318,673	309,003
Property and equipment, net	22,601	23,062
Goodwill	57,910	57,812
Intangible assets, net	893	964
Restricted cash	629	322
Other assets	13,231	15,301
Total assets	$413,937	$406,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,922	$17,486
Accrued compensation	22,231	25,402
Other accrued liabilities	19,514	23,870
Short-term debt	39,451	113,023
Customer advances	19,797	16,926
Deferred revenue	79,955	87,785
Total current liabilities	206,870	284,492
Long-term liabilities:
Long-term other liabilities	10,794	10,068
Deferred revenue	16,737	13,823
Long-term debt	130,425	51,548
Total liabilities	364,826	359,931
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2017 and June 30, 2017, respectively; issued and outstanding: 85,287,635 and 83,739,804 shares at December 31, 2017 and June 30, 2017, respectively	85	84
Additional paid-in-capital	512,883	496,887
Accumulated other comprehensive income (loss)	630	(52)
Accumulated deficit	(464,487)	(450,386)
Total stockholders’ equity	49,111	46,533
Total liabilities and stockholders’ equity	$413,937	$406,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net revenue:
Products	$47,106	$35,398	$86,022	$70,997
Services	53,223	52,104	105,257	103,011
Total net revenue	100,329	87,502	191,279	174,008
Cost of revenue:
Cost of products	26,857	22,969	48,959	46,321
Cost of services	34,117	33,146	64,859	64,956
Total cost of revenue	60,974	56,115	113,818	111,277
Gross profit	39,355	31,387	77,461	62,731
Operating expenses:
Research and development	14,664	11,944	28,757	24,173
Selling and marketing	13,872	13,904	28,629	28,222
General and administrative	11,836	10,362	23,144	21,706
Total operating expenses	40,372	36,210	80,530	74,101
Loss from operations	(1,017)	(4,823)	(3,069)	(11,370)
Other expense, net	(3,738)	(4,120)	(10,309)	(8,125)
Loss before provision for income taxes	(4,755)	(8,943)	(13,378)	(19,495)
Provision for (benefit from) income taxes	(36)	426	723	(200)
Net loss	$(4,719)	$(9,369)	$(14,101)	$(19,295)

Net loss per share - basic and diluted	$(0.06)	$(0.11)	$(0.17)	$(0.24)
Weighted average common shares used in computing net loss per share:
Basic and diluted	84,586	82,328	84,167	81,952

Net loss	$(4,719)	$(9,369)	$(14,101)	$(19,295)
Foreign currency translation adjustment	212	(1,325)	558	(1,206)
Unrealized gain (loss) on investments, net of tax	102	(68)	124	(70)
Comprehensive loss	$(4,405)	$(10,762)	$(13,419)	$(20,571)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(14,101)	$(19,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,007	9,280
Share-based compensation	5,870	6,387
Amortization of debt issuance costs	868	782
Amortization and accretion of discount and premium on investments	(10)	63
Accretion of interest on debt	1,727	1,456
Provision for (recovery of) bad debt, net	22	(63)
Provision for write-down of inventories	1,189	665
Loss on disposal of property and equipment	11	—
Loss on extinguishment of debt	3,192	—
Changes in assets and liabilities:
Accounts receivable	(10,156)	(14,248)
Inventories	(11,832)	(2,559)
Prepaid expenses and other assets	5,855	(231)
Deferred cost of revenue	1,206	1,471
Accounts payable	8,085	10,070
Accrued liabilities	(8,059)	(2,602)
Customer advances	2,787	3,119
Deferred revenues	(5,401)	(5,317)
Net cash used in operating activities	(13,740)	(11,022)
Cash flows from investing activities
Purchases of property and equipment, net	(1,977)	(3,136)
Purchases of investments	(5,940)	(14,992)
Sales and maturities of investments	6,000	23,190
Net cash (used in) provided by investing activities	(1,917)	5,062
Cash flows from financing activities
Proceeds from employee stock plans	2,036	2,050
Taxes paid related to net share settlement of equity awards	(293)	(737)
Proceeds from issuance of Term Loan, net	38,829	—
Proceeds from issuance of Convertible Notes, net	27,282	—
Repurchase of Convertible Notes	(29,581)	(42,483)
Borrowings under revolving credit facility	68,171	—
Repayments under revolving credit facility	(94,736)	—
Net cash provided by (used in) financing activities	11,708	(41,170)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	891	(3,646)
Net decrease in cash, cash equivalents and restricted cash	(3,058)	(50,776)
Cash, cash equivalents and restricted cash at beginning of period	85,235	122,133
Cash, cash equivalents and restricted cash at end of period	$82,177	$71,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

Description of Business

Accuray Incorporated (together with its subsidiaries, the “Company” or “Accuray”) designs, develops and sells advanced radiosurgery and radiation therapy systems for the treatment of tumors throughout the body. The Company is incorporated in Delaware and has its principal place of business in Sunnyvale, California. The Company has primary offices in the United States, Switzerland, China, Hong Kong and Japan and conducts its business worldwide.

Note 1. Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. Certain amounts in the prior year’s condensed consolidated balance sheet have been reclassified to conform to the current period’s presentation. The results for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2018, or for any other future interim period or fiscal year.

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

Note 2. Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance provides an option to recognize forfeitures as they occur versus estimating them at the time of grant. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU No. 2016-09 as required in the first quarter of fiscal year 2018 and has elected to continue the use of its forfeiture estimation method for share-based payment awards. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Effective

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting. This guidance redefines which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting for a share-based payment. This guidance will be effective for the Company in the first quarter of its fiscal year 2019. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other Topics (Topic 350)-Simplifying the Test for Goodwill Impairment. This guidance simplifies the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This ASU will be effective for the Company beginning in its first quarter of fiscal year 2021. The amendment is required to be adopted prospectively. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU will be effective for the Company in the first quarter of its fiscal year 2019. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will be effective for the Company in the first quarter of its fiscal year 2020 and early adoption is permitted. The ASU requires adoption based upon a modified retrospective transition approach. However, the FASB has recently proposed guidance that would permit companies not to restate periods priors to adoption. The Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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

Note 3. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and sales-type leases, totaled $8.0 million and $7.4 million at December 31, 2017 and June 30, 2017, respectively, and are included in other assets in the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. Accounts rated as low risk typically have the equivalent of a Moody’s rating of Baa3 or higher, while accounts rated as moderate risk generally have the equivalent of Ba1 or lower. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. As of December 31, 2017, the sales-type lease portion of the financing receivables was rated at a moderate risk. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of December 31, 2017 and June 30, 2017. Based upon such assessment, the Company did not record any adjustment and recorded $0.04 million to the allowance for credit losses related to such financing receivables as of December 31, 2017 and as of June 30, 2017, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

December 31, 2017	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$3,565	$7,040	$10,605
Unearned income	(342)	—	(342)
Allowance for credit loss	(39)	—	(39)
Total, net	$3,184	$7,040	$10,224
Reported as:
Current	$741	$1,492	$2,233
Non-current	2,443	5,548	7,991
Total, net	$3,184	$7,040	$10,224

June 30, 2017	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$4,030	$6,268	$10,298
Unearned income	(433)	—	(433)
Allowance for credit loss	(39)	—	(39)
Total, net	$3,558	$6,268	$9,826
Reported as:
Current	$720	$1,677	$2,397
Non-current	2,838	4,591	7,429
Total, net	$3,558	$6,268	$9,826

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. Future minimum lease payments to be received as of December 31, 2017 are presented as follows (in thousands):

Year Ending June 30,	Amount
2018 (remaining 6 months)	$465
2019	930
2020	930
2021	930
2022	310
Total	$3,565

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Raw materials	$42,392	$38,803
Work-in-process	18,292	15,471
Finished goods	53,125	50,780
Inventories	$113,809	$105,054

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Furniture and fixtures	$4,389	$4,364
Computer and office equipment	11,717	11,802
Software	11,420	11,457
Leasehold improvements	23,239	23,164
Machinery and equipment	45,988	48,742
Construction in progress	4,687	3,533
	101,440	103,062
Less: Accumulated depreciation	(78,839)	(80,000)
Property and equipment, net	$22,601	$23,062

Depreciation expense related to property and equipment for the three and six months ended December 31, 2017 was $2.5 million and $4.9 million, respectively. Depreciation expense related to property and equipment for the three and six months ended December 31, 2016 was $2.6 million and $5.3 million, respectively.

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

The components of accumulated other comprehensive income (loss) in the equity section of the balance sheets are as follows (in thousands):

	December 31, 2017	June 30, 2017
Net unrealized gain (loss) on short-term investments	$35	$(89)
Cumulative foreign currency translation adjustment	1,712	1,154
Defined benefit pension obligation	(1,117)	(1,117)
Accumulated other comprehensive income (loss)	$630	$(52)

Note 4. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Balance at the beginning of the period	$57,812	$57,848
Currency translation	98	(36)
Balance at the end of the period	$57,910	$57,812

In the second quarter of fiscal 2018, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		December 31, 2017			June 30, 2017
		Gross			Gross
	Useful Lives	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patent license	7	$1,000	$(107)	$893	$1,000	$(36)	$964

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2017 and June 30, 2017.

Amortization expense related to intangible assets for the three and six months ended December 31, 2017 was $0.04 million and $0.07 million, respectively. Amortization expense related to intangible assets for the three and six months ended December 31, 2016 was $2.0 million and $4.0 million, respectively.

The estimated future amortization expense of acquired intangible assets as of December 31, 2017 is as follows (in thousands):

Year Ending June 30,	Amount
2018 (remaining 6 months)	$72
2019	143
2020	143
2021	143
2022	143
Thereafter	249
$893

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

The Company held a total of eight investments that were in an unrealized loss position as of December 31, 2017 and June 30, 2017, respectively. The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. Gross realized gains and losses were insignificant for the six months ended December 31, 2017 and the year ended June 30, 2017. In January 2018, the Company sold eight investments for proceeds of $23.9 million, realizing an insignificant loss on the sale of investments.

Contractual maturities of available-for-sale securities at December 31, 2017 were as follows (in thousands):

	December 31, 2017
	Amortized	Estimated
	Cost	Fair Value
Due in 1 year or less	$24,482	$24,516

The following table summarizes the available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
December 31, 2017	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U. S. government agency securities	$(81)	$23,868	$—	$—	$(81)	$23,868
June 30, 2017
U. S. government agency securities	$(31)	$11,970	$(58)	$11,939	$(89)	$23,909
Total	$(31)	$11,970	$(58)	$11,939	$(89)	$23,909

Note 6. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have a monthly maturity that mitigates the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables.

The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. There were no outstanding foreign currency forward contracts at the end of December 31, 2017 and June 30, 2017.

The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Foreign currency exchange loss on foreign contracts	$(2,679)	$(604)	$(2,438)	$(1,167)
Foreign currency transactions gain (loss)	2,521	(48)	2,525	84

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents, which are valued primarily using quoted market prices in active markets for identical assets. The Company’s Level 2 assets include its U.S. government agency securities and its corporate securities as the market inputs used to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value (in thousands):

	December 31, 2017
				Estimated Fair Value
		Gross	Gross	Cash and
	Amortized	Unrealized	Unrealized	Cash	Short-term
	Cost	Gains	Losses	Equivalents	Investments
Cash	$77,767	$—	$—	$77,767	$—
Level 1
Money market funds	1,742	—	—	1,742	—
Level 2
U.S. government agency securities	17,999	—	(75)	—	17,924
U. S. treasury bills	5,950		(6)		5,944
Corporate securities	533	115			648
Total	$103,991	$115	$(81)	$79,509	$24,516

	June 30, 2017
				Estimated Fair Value
		Gross	Gross	Cash and
	Amortized	Unrealized	Unrealized	Cash	Short-term
	Cost	Gains	Losses	Equivalents	Investments
Cash	$70,515	$—	$—	$70,515	$—
Level 1
Money market funds	1,569	—	—	1,569	—
Level 2
U.S. government agency securities	23,998	—	(89)	—	23,909
Total	$96,082	$—	$(89)	$72,084	$23,909

Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the 3.50% Convertible Notes (as defined below), the 3.50% Series A Convertible Notes (as defined below) and the 3.75% Convertible Notes (as defined below) (collectively the “Notes”) are not readily available. The carrying value of the Revolving Credit Facility (as defined below) and the Term Loan (as defined below) (collectively the “Credit Facilities”, together with the Notes, “Debt”) approximate its estimated fair value as these borrowings have a variable rate structure that is based on a market observable interest rate that resets periodically. The Credit Facilities are classified as Level 2 within the fair value hierarchy.

The following table summarizes the carrying value and estimated fair value of all Debt (in thousands):

	December 31, 2017		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% Convertible Notes	$12,976	$13,260	$44,099	$48,146
3.50% Series A Convertible Notes	26,475	26,818	68,924	74,982
3.75% Convertible Notes	67,819	88,400	—	—
Revolving Credit Facility	24,983	24,983	51,548	51,548
Term Loan	37,623	37,623	—	—
Total	$169,876	$191,084	$164,571	$174,676

Note 8. Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Currently, management believes the Company does not have any probable and estimable losses related to legal proceedings and claims. Although occasional adverse decisions or settlements may occur, management does not believe that an adverse determination with respect to any of these claims would individually or in the aggregate materially and adversely affect the Company’s financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against them. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2017.

Note 9. Debt

3.50% Convertible Senior Notes due February 2018

In February 2013, the Company issued 3.50% Convertible Senior Notes due 2018 (the “3.50% Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Convertible Notes may convert their notes at any time until the close of the business day immediately preceding the maturity date. The 3.50% Convertible Notes are convertible into common stock of the Company at an initial conversion rate equal to 187.6877 shares of common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $5.33 per share of common stock, subject to adjustment. The 3.50% Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year. The 3.50% Convertible Notes has a maturity date of February 1, 2018, unless earlier repurchased, redeemed or converted, thus it has been classified as short-term debt on the Company’s unaudited condensed consolidated balance sheets.

Holders of the 3.50% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.50% Convertible Notes may require the Company to purchase all or a portion of their 3.50% Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of 3.50% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of December 31, 2017, approximately $13.0 million aggregate principal amount was outstanding. On February 1, 2018, the 3.50% Convertible Notes were settled in full. Refer to Note 14. Subsequent Events to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Holders of the 3.50% Series A Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.50% Series A Convertible Notes may require the Company to purchase all or a portion of their 3.50% Series A Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 3.50% Series A Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. The 3.50% Series A Convertible Notes has a maturity date of February 1, 2018; thus, it has been classified as short-term debt on the Company’s unaudited condensed consolidated balance sheets. As of December 31, 2017, approximately $26.6 million aggregate principal amount was outstanding. On February 1, 2018, the 3.50% Series A Convertible Notes were repaid in full. Refer to Note 14. Subsequent Events to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Holders of the 3.75% Convertible Notes may convert their notes at any time on or after April 15, 2022 until the close of the business day immediately preceding the maturity date. Prior to April 15, 2022, holders of the 3.75% Convertible Notes may convert their notes only under certain circumstances

Upon conversion, the Company will have the right to pay cash, or deliver shares of common stock of the Company or a combination thereof, at the Company’s election. The initial conversion rate is 174.8252 shares of the Company’s common stock per $1,000 principal amount (which represents an initial conversion price of approximately $5.72 per share of the Company’s common stock). The conversion rate, and thus the conversion price, is subject to adjustment as further described below.

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of December 31, 2017, approximately $67.8 million aggregate principal amount was outstanding.

Revolving Credit Facility

On June 14, 2017, the Company entered into a credit and security agreement with a lender (the “Credit Agreement”). The Credit Agreement provides the Company with a revolving credit facility in the initial amount of $52.0 million (the “Revolving Credit Facility”). Availability for borrowings under the Revolving Credit Facility is subject to a borrowing base that is calculated as a function of the value of the Company’s eligible accounts receivable and eligible inventory, and the Company is required to maintain a minimum drawn balance of at least 30% of such availability. Interest on the borrowings under the Revolving Credit Facility is payable monthly in arrears at an annual interest rate of reserve-adjusted, 90-day LIBOR plus 4.50% and had initial maturity date of June 14, 2021.

In December 2017, concurrently with the Term Loan Agreement described below, the Company entered into an amendment to the Credit Agreement (the “Amendment” and, collectively with the Credit Agreement, the “Amended Credit Agreement”). The Amendment reduced the maximum borrowings under the Revolving Credit Facility to $32.0 million and extended the maturity date of the Revolving Credit Facility to December 15, 2022.

The Amended Credit Agreement contains restrictions and covenants applicable to the Company. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Revolving Credit Facility. In addition, the Amended Credit Agreement contains customary restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The Company was in compliance with the covenants as of December 31, 2017. As of December 31, 2017, approximately $25.0 million aggregate principal amount was outstanding under the Revolving Credit Facility.

Term Loan

In December 2017, the Company entered into a credit and security agreement with a lender (the “Term Loan Agreement”). The Term Loan Agreement provides for an initial term loan of $40.0 million with an additional tranche of $20.0 million available through December 31, 2018, if specified conditions are met (the “Term Loan”). In connection with the Amendment, the Company used a portion of the net proceeds from the initial advance to repay a portion of the outstanding borrowings under the Revolving Credit Facility. Interest on the Term Loan is payable monthly in arrears at an annual interest rate of 6.75% plus 90-day LIBOR. The Term Loan Agreement matures December 15, 2022 and, if prepaid, has fees equal to 3%, 2%, and 1% of the prepayment amount if such termination occurs within the first year, the second year, and the third year of funding, respectively. The term of the loan is 60 months with interest only for the first 24 months followed by straight-line amortization of principal for the remaining months. In addition, the Company will pay an annual administrative fee of 0.25% and a final payment of 4.0% of the Term Loan amount.

The Term Loan issuance costs of $2.0 million, including a portion of the unamortized offering costs of Revolving Credit Facility, and a $2.0 million debt discount were deferred and being amortized over the 5-year term of the Term Loan.

The following table presents the carrying value of all Debt (in thousands):

As of December 31, 2017	Revolving Credit Facility	3.50% Convertible Notes	3.50% Series A Convertible Notes	3.75% Convertible Notes	Term Loan	Total
Carrying amount of equity conversion component	$—	$—	$2,806	$14,650	$—	$17,456
Principal amount of the Notes	$24,983	$13,000	$26,552	$85,000	$40,000	$189,535
Unamortized debt costs	—	(24)	—	(3,649)	(2,002)	(5,675)
Unamortized debt discount	—	—	(77)	(13,532)	(375)	(13,984)
Net carrying amount	$24,983	$12,976	$26,475	$67,819	$37,623	$169,876

Reported as:
Short-term debt	$39,451
Long-term debt	130,425
Total debt	$169,876

As of June 30, 2017	Revolving Credit Facility	3.50% Convertible Notes	3.50% Series A Convertible Notes	Total
Carrying amount of equity conversion component	$—	$—	$7,844	$7,844
Principal amount of the Notes	$51,548	$44,654	$70,346	$166,548
Unamortized debt costs	—	(555)	—	(555)
Unamortized debt discount	—	—	(1,422)	(1,422)
Net carrying amount	$51,548	$44,099	$68,924	$164,571

Reported as:
Short-term debt	$113,023
Long-term debt	51,548
Total debt	$164,571

A summary of interest expense on the Debt is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Interest expense related to contractual interest coupon	$2,427	$2,339	$4,836	$4,870
Interest expense related to amortization of debt discount	865	640	1,727	1,456
Interest expense related to amortization of debt issuance costs	420	379	868	782
	$3,712	$3,358	$7,431	$7,108

Note 10. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Cost of revenue	$475	$418	$968	$942
Research and development	634	501	1,265	1,164
Selling and marketing	530	686	367	1,308
General and administrative	1,799	1,309	3,270	2,973
	$3,438	$2,914	$5,870	$6,387

Note 11. Net Loss Per Common Share

The Company reports both basic and diluted loss per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Numerator:
Net loss used to compute basic and diluted loss per share	$(4,719)	$(9,369)	$(14,101)	$(19,295)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	84,586	82,328	84,167	81,952

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the settlement of vested Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Company’s Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.50% Convertible Notes is included in the calculation of diluted net income per share only if their inclusion is dilutive.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2017	2016
Stock options	2,799	2,850
RSUs, PSUs and MSUs	5,204	5,622
3.50% Convertible Notes	2,439	8,378
	10,442	16,850

3.75% Convertible Notes and 3.50% Series A Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and the 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes and the 3.50% Series A Convertible Notes as of December 31, 2017, totaling approximately 19.8 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

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

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net Revenue	2017	2016	2017	2016
Americas	$37,754	$39,183	$73,777	$79,825
Europe, Middle East, India and Africa	32,006	25,638	67,154	46,920
Asia-Pacific	30,569	22,681	50,348	47,263
Total	$100,329	$87,502	$191,279	$174,008

	December 31,	June 30,
Property and equipment, net	2017	2017
Americas	$18,108	$18,435
Europe, Middle East, India and Africa	763	730
Asia-Pacific	3,730	3,897
Total	$22,601	$23,062

Note 13. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized an income tax benefit of less than $0.1 million and an income tax expense of $0.7 million for the three and six months ended December 31, 2017, respectively. The Company recognized an income tax expense of $0.4 million and an income tax benefit of $0.2 million for the three and six months ended December 31, 2016, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Company believes the impact of the inclusion of accumulated post-1986 foreign earnings on which U.S. income tax is currently deferred to a one-time transition tax on December 31, 2017 would not be material to the Company. The measurement of the transition tax liability requires extensive effort on the calculation of the foreign earnings and profit on a cumulative basis. The Company has made reasonable efforts to determine that there would be no material financial impact on this one-time transition tax as the Company believes its existing tax attributes can be used to offset the transition tax without limitation, but an election is available to not claim the net operating loss deduction against the mandatory foreign earnings inclusion at December 31, 2017.

Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $174.0 million will be revalued to approximately $117.0 million with a corresponding decrease to the Company’s valuation allowance. The Company will continue to analyze the Tax Act to assess the full effects on its financial results, including disclosures, for our fiscal year ending June 30, 2018.

Note 14. Subsequent Events

3.50% Convertible Notes

On January 30, 2018, the Company entered into exchange agreements with the holders of the 3.50% Convertible Notes (the “Exchange Agreements”), which allowed the Company to settle the $13.0 million outstanding principal amount of 3.50% Convertible Notes and accrued interest in cash at maturity, and any excess equity value over the original conversion price in shares (the “Exchange Shares”) to be delivered in February 2018. The Company also agreed to pay a $0.3 million exchange premium in the form of shares of the Company’s common stock (the “Exchange Premium” and together with the Exchange Shares, the “Share Consideration”). The Share Consideration is determined based on a prescribed formula in the Exchange Agreements.

On February 1, 2018, pursuant to the Exchange Agreements, the Company paid $13.2 million in cash to settle outstanding principal and accrued interest with respect to the 3.50% Convertible Notes. The total number of shares to be delivered for the Share Consideration will be determined following the three-day averaging period specified in the Exchange Agreement.

3.50% Series A Convertible Notes

On February 1, 2018, the Company paid $27.0 million in cash and issued an insignificant number of shares of common stock to settle the outstanding principal amount and accrued interest under the 3.50% Series A Convertible Notes upon maturity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of December 31, 2017 and results of operations for the three and six months ended December 31, 2017 and 2016 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the improvements in efficiency made by the multi-leaf collimator, or InCise MLC, on the CyberKnife Systems, and its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including Radixact Systems; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; our plans related to cash held by our foreign subsidiaries; our expectations related to the effects of the Tax Cuts and Jobs Act of 2017 on the Company; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of our annual report on Form 10-K for fiscal year 2017, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions that set the standard of care, with the aim of helping patients live longer, better lives. Our leading-edge technologies, the CyberKnife and TomoTherapy Systems, including Radixact Systems, the next generation TomoTherapy System platform, are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image-guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving largely separate patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population including patients requiring retreatment with radiation therapy. We also offer comprehensive software solutions to enable and enhance the precise and efficient radiosurgery and radiotherapy treatment with our CyberKnife and TomoTherapy Systems. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training and other professional services.

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

Our CyberKnife M6 Series Systems have the option of: fixed collimator, Iris Variable Aperture Collimator and/or multi-leaf collimator, or InCise MLC. The InCise MLC is designed specifically for the M6 Series. With the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife System, faster and for a wider range of tumor types than prior CyberKnife systems. The InCise MLC makes it faster and more efficient to treat a wider range of tumor types with the CyberKnife M6 Series System, including larger tumors and those with multiple sites of disease.

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

•                  Medical insurance reimbursement policies that cover CyberKnife System treatments; and

•                  Our ability to expand sales of CyberKnife Systems in countries throughout the world where we do not currently sell or have not historically sold a significant number of CyberKnife Systems.

TomoTherapy Systems, including Radixact Systems, the next generation TomoTherapy System

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. The TomoTherapy Systems are specifically designed for image-guided intensity-modulated radiation therapy (IG-IMRT). The TomoTherapy Systems include the TomoTherapy H Series Systems with configurations of TomoH, TomoHD and TomoHDA. Based on a CT scanner platform, the systems provide continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver highly accurate, individualized dose distributions which precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for the patient. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung and head and neck cancers, in addition to complex and novel treatments such as total marrow irradiation. The Radixact System, the next generation TomoTherapy System, includes our integrated Accuray Precision treatment planning software and new iDMS Data Management System. The Radixact System leverages the TomoTherapy System’s efficient daily low-dose fan beam MVCT image guidance and unique ring gantry architecture, delivering precise radiation treatments for more patients, faster, with simpler, more automated workflows. We believe Radixact Systems and other TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

•                  Continued adoption of our TomoTherapy Systems, including the adoption of Radixact Systems in markets where it is available;

•                  Greater awareness among doctors and patients of the unique benefits of radiation therapy using TomoTherapy Systems because of their ring gantry architecture and ability to deliver treatment from 360 degrees around the patient;

•                  Advances in our technology that improve the quality of treatments and ease of use of TomoTherapy Systems;

•                  Greater awareness among doctors of the now-established reliability of TomoTherapy Systems; and

•                  Our ability to expand sales of TomoTherapy Systems in countries throughout the world where we do not currently sell or have not historically sold a significant number of TomoTherapy Systems.

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

Backlog

For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, Post-Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $470.5 million as of December 31, 2017 compared to $452.8 million as of June 30, 2017.

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

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems, including Radixact Systems and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Gross orders	$77,908	$78,454	$133,554	$128,789
Net orders	52,649	54,069	103,687	91,256
Order backlog at the end of the period	470,511	426,158	470,511	426,158

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders decreased by $0.5 million for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. This was a result of a decrease of $1.5 million in new system order volume compared to the same prior year period, primarily driven by the decrease of CyberKnife System orders, partially offset by an increase in TomoTherapy System orders driven by Radixact Systems, which were introduced in the second half of fiscal 2017. The decrease in new system orders was partially offset by an increase of $0.9 million in upgrade orders and other amendments as compared to the same prior year period.

Gross orders increased by $4.8 million for the six months ended December 31, 2017, as compared to the six months ended December 31, 2016. This was a result of an increase of $6.7 million in new system order volume compared to the same prior year period primarily driven by TomoTherapy and Radixact System orders. Additionally, the increase in TomoTherapy and Radixact System orders was offset by a decrease in CyberKnife System orders year over year in units and dollars. Upgrade orders decreased by $1.9 million in the six months ended December 31, 207 as compared to the same prior year period.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments.

Net orders decreased by $1.4 million for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, resulting from a decrease in gross orders of $0.5 million, an increase in net age-outs of $1.1 million and negative foreign currency adjustments of $0.3 million, offset by cancellation adjustments of $0.5 million.

•                  The net age-outs for the three months ended December 31, 2017 was $20.9 million. There were no age-ins, which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•                  There were $3.1 million and $3.6 million in cancellations in the three months ended December 31, 2017 and December 31, 2016, respectively. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Other adjustments and foreign currency impacts decreased net orders by $1.2 million for the three months ended December 31, 2017 while currency impacts resulted in a decrease in net orders of $0.9 million for the three months ended December 31, 2016.

Net orders increased by $12.4 million for the six months ended December 31, 2017, as compared to the six months ended December 31, 2016, resulting from an increase in gross orders of $4.8 million, decreases in net age-outs of $5.1 million and cancellations of $3.9 million, offset by negative foreign currency adjustments of $1.4 million.

•                  The net age-outs of $25.5 million for the six months ended December 31, 2017 include $9.1 million of age-ins, which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•                  There were $3.1 million in cancellations in the six months ended December 31, 2017 and $7.0 million in cancellations in the six months ended December 31, 2016. Cancellations are outside of our control and are difficult to forecast, however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•                  Other adjustments and foreign currency impacts decreased net orders by $1.3 million for the six months ended December 31, 2017 while currency impacts resulted in a decrease in net orders of $0.1 million for the six months ended December 31, 2016.

Results of Operations — Three and Six months ended December 31, 2017 and 2016

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products	$47,106	$35,398	11,708	33	$86,022	$70,997	15,025	21
Services	53,223	52,104	1,119	2	105,257	103,011	2,246	2
Net revenue	$100,329	$87,502	12,827	15	$191,279	$174,008	17,271	10
Gross profit	$39,355	$31,387	7,968	25	$77,461	$62,731	14,730	23
Products gross profit	20,249	12,429	7,820	63	37,063	24,676	12,387	50
Services gross profit	19,106	18,958	148	1	40,398	38,055	2,343	6
Research and development expenses	14,664	11,944	2,720	23	28,757	24,173	4,584	19
Selling and marketing expenses	13,872	13,904	(32)	—	28,629	28,222	407	1
General and administrative expenses	11,836	10,362	1,474	14	23,144	21,706	1,438	7
Other expense, net	3,738	4,120	(382)	(9)	10,309	8,125	2,184	27
Provision for (benefit from) income taxes	(36)	426	(462)	108	723	(200)	923	462
Net loss	$(4,719)	$(9,369)	4,650	50	$(14,101)	$(19,295)	5,194	27

Net Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products	$47,106	$35,398	11,708	33	$86,022	$70,997	15,025	21
Services	53,223	52,104	1,119	2	105,257	103,011	2,246	2
Net revenue	$100,329	$87,502	12,827	15	$191,279	$174,008	17,271	10

Product Net Revenue.

Product net revenue increased by $11.7 million for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, primarily due to an increase in sales of Radixact Systems, which was commercially launched in prior fiscal year, as well as improved backlog conversion of orders to revenue from the Europe and Asia Pacific regions. In addition to the increase in system revenue of $9.3 million, there was an increase of $2.4 million in upgrade and other revenue as compared to the prior year period.

Product net revenue increased by $15.0 million for the six months ended December 31, 2017, as compared to the six months ended December 31, 2016, primarily due to an increase in sales of Radixact Systems, which was commercially launched in prior fiscal year, as well as backlog conversion of orders to revenue from the Europe, Asia Pacific, and Japan regions. In addition to the increase in system revenue of $14.1 million, there was an increase of $0.9 million in upgrade and other revenue as compared to the prior year period.

Services Net Revenue.

Services net revenue increased by $1.1 million for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. An increase of $2.2 million was attributable to a net increase in our installed base and installation revenue, partially offset by a decrease of $1.1 million in spare parts and training revenue.

Services net revenue increased by $2.2 million for the six months ended December 31, 2017, as compared to the three months ended December 31, 2016. An increase of $3.5 million was attributable to a net increase in our installed base, partially offset by a decrease of $1.3 million in installation, spare parts and training revenue.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net revenue	$100,329	$87,502	$191,279	$174,008
Americas	38%	45%	39%	46%
Europe, Middle East, India and Africa	32%	29%	35%	27%
Asia Pacific	30%	26%	26%	27%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue increased in both three and six-month periods ended December 31, 2017 over the same periods in the prior year primarily due to improved backlog conversion of orders to revenue in those regions.

Gross Profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Product gross profit	$20,249	$12,429	7,820	63	$37,063	$24,676	12,387	50
Services gross profit	19,106	18,958	148	1	40,398	38,055	2,343	6
Gross profit	$39,355	$31,387	7,968	25	$77,461	$62,731	14,730	23

Overall gross profit for the three months ended December 31, 2017 increased $8.0 million, or 25%, as compared to the three months ended December 31, 2016, primarily due to the increase in product gross margin, which was favorably impacted by product volume and unit mix in the second quarter of fiscal 2018 as compared to the same period in the prior fiscal year. Further, in prior fiscal periods, we recorded a quarterly $2.0 million intangible amortization charge related to the acquisition of TomoTherapy Incorporated, which was fully amortized in the fourth quarter of our fiscal year 2017.

Overall gross profit for the six months ended December 31, 2017 increased $14.7 million, or 23%, as compared to the six months ended December 31, 2016. Product gross margin increased 50%, or $12.4 million, primarily due to favorable volume and unit mix in the first half of fiscal 2018 as compared to the same period in the prior fiscal year. Further, in the first half of fiscal 2017, we recorded $4.0 million of intangible amortization related to the acquisition of TomoTherapy Incorporated, which was fully amortized in the fourth quarter of our fiscal year 2017. The increase was partially offset by $0.8 million in higher inventory reserves for the six months ended December 31, 2017.

Service gross margin was relatively flat for the three months ended December 31, 2017 and December 31, 2016 and service gross margin increased 6% for the six months ended December 31, 2017 and December 31, 2016, respectively due primarily to the continued installed base expansion.

Research and Development

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Research and development expenses	$14,664	$11,944	2,720	23	28,757	24,173	4,584	19

Research and development expenses increased by $2.7 million in the three months ended December 31, 2017, as compared to the same period in the prior year. The increase was primarily due to $1.9 million of higher compensation expenses for additional headcount and $0.7 million in higher consulting fees, both of which were for projects related to our product development as well as an increase of $0.1 million in IT and facilities expenses to support increased headcount.

Research and development expenses increased by $4.6 million in the six months ended December 31, 2017, as compared to the same period in the prior year. The increase was primarily due to $3.3 million of higher compensation expenses for additional headcount and $1.2 million in higher consulting fees, both of which were for projects related to our product development.

Selling and Marketing

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Selling and marketing expenses	$13,872	$13,904	(32)	—	28,629	28,222	407	1

Selling and marketing expenses remained flat for the three months ended December 31, 2017, as compared to the same period in the prior year.

Selling and marketing expenses increased by $0.4 million in the six months ended December 31, 2017, as compared to the same period in the prior year. The increase was primarily due to $0.1 million in higher compensation expenses related to commissions, $0.1 million in higher tradeshow and advertising costs, and $0.2 million in higher IT and facilities expenses.

General and Administrative

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
General and administrative expenses	$11,836	$10,362	1,474	14	23,144	21,706	1,438	7

General and administrative expenses increased by $1.5 million in the three months ended December 31, 2017, as compared to the same period in the prior year. The increase was primarily due to $0.9 million in higher consulting expenses related to strategic business development, travel, and recruiting fees, $0.5 million in higher stock based compensation expense and $0.1 million in higher IT and facilities expenses.

General and administrative expenses increased by $1.4 million in the six months ended December 31, 2017 as compared to the same period in the prior year. The increase was primarily due to $1.2 million in higher consulting expenses related to strategic business development, travel and recruiting fees and $0.2 million in higher stock based compensation expenses.

Other Expense, net

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Other expense, net	$3,738	$4,120	(382)	(9)	10,309	8,125	2,184	27

Other expense, net decreased by $0.4 million for the three months ended December 31, 2017, as compared to the same period in the prior year. The decrease in other expense, net was primarily due to a $0.5 million foreign exchange gains and a $0.3 million loss on extinguishment of debt that was recorded in the same period in the prior year. The decrease was partially offset by higher interest expense of $0.4 million.

Other expense, net increased by $2.2 million for the six months ended December 31, 2017, as compared to the same period in the prior year. The increase in other expense, net was primarily due to a $3.2 million loss on extinguishment of debt that occurred in the first quarter for fiscal 2018, higher interest expense of $0.3 million and lower interest income of $0.1 million. The increase was partially offset by foreign exchange gains of $1.1 million.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized an income tax benefit of less than $0.1 million and an income tax expense of $0.7 million for the three and six months ended December 31, 2017, respectively. We recognized an income tax expense of $0.4 million and an income tax benefit of $0.2 million for the three and six months ended December 31, 2016, respectively.

Tax expense decreased by $0.5 million for the three months ended December 31, 2017, as compared to the same period in the prior year was attributable to the fiscal year 2017 return to provision tax adjustment of $0.5 recorded in the quarter ended December 31, 2017.

Tax expense increased by $0.9 million for the six months ended December 31, 2017, as compared to the same period in the prior year was due to recognition of an income tax benefit of approximately $1.4 million in the first quarter of prior fiscal year as a result of the completion of tax audits by the Swiss authorities for the period from fiscal 2011 through fiscal 2015.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. We believe the impact of the inclusion of accumulated post-1986 foreign earnings on which U.S. income tax is currently deferred to a one-time transition tax on December 31, 2017 would not be material to us. The measurement of the transition tax liability requires extensive effort on the calculation of the foreign earnings and profit on a cumulative basis. We have made reasonable efforts to determine that there would be no material financial impact on this one-time transition tax as we believe our existing tax attributes can be used to offset the transition tax without limitation, but an election is available to not claim the net operating loss deduction against the mandatory foreign earnings inclusion at December 31, 2017.

Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to our assertion on maintaining a full valuation allowance against our U.S. deferred tax assets. Our gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to our net operating loss carryforward and valuation allowance. The beginning gross deferred tax asset at July 1, 2017 of approximately $174.0 million will be revalued to approximately $117.0 million with a corresponding decrease to our valuation allowance. We will continue to analyze the Tax Act to assess the full effects on our financial results, including disclosures, for our fiscal year ending June 30, 2018.

Liquidity and Capital Resources

At December 31, 2017, we had $79.5 million in cash and cash equivalents and $24.5 million in short-term investments, for a total of $104.0 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of December 31, 2017. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. In January 2018, we sold available-for-sale investments for proceeds of $23.9 million. In February 2018, we used the net proceeds of the Term Loan, combined with existing cash on hand, to repay the $13.0 outstanding principal amount of our 3.50% Convertible Notes, and agreed to pay a $0.3 million exchange premium in the form of shares of our common stock. We also repaid the $26.6 million outstanding principal amount of our 3.50% Series A Convertible Notes. Refer to Note 14. Subsequent Events to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of December 31, 2017, we had approximately $39.0 million of cash and cash equivalents in our foreign subsidiaries. If a portion of these funds were needed for and distributed to our operations in the United States, we have included all the accumulated post-1986 foreign earnings on which U.S. income tax is currently deferred to a one-time transition tax on December 31, 2017. Based on our reasonable efforts, we believe the amount of transition tax would not be material to us. There could be additional foreign taxes that would be due depending on the country from which the funds were repatriated.

Our cash flows for the six months ended December 31, 2017 and 2016 are summarized as follows (in thousands):

	Six Months Ended
	December 31,
	2017	2016
Net cash used in operating activities	$(13,740)	$(11,022)
Net cash (used in) provided by investing activities	(1,917)	5,062
Net cash provided by (used in) financing activities	11,708	(41,170)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	891	(3,646)
Net decrease in cash, cash equivalents and restricted cash	$(3,058)	$(50,776)

Cash Flows from Operating Activities

Net cash used in operating activities was $13.7 million during the six months ended December 31, 2017, was primarily due to a net loss of $14.1 million and a net change in operating assets and liabilities of $17.5 million that was offset by non-cash items of $17.9 million.

•                  Non-cash items primarily consisted of stock-based compensation expense of $5.9 million, depreciation and amortization expense of $5.0 million, a loss on extinguishment of debt of $3.2 million, and non-cash interest expense on debt of $1.7 million;

•                  Net change in operating assets and liabilities was primarily due to an increase in inventories of $11.8 million to support anticipated product shipments in future periods, an increase in accounts receivable of $10.2 million due to the timing of revenue transactions in the second quarter of fiscal 2018, which collections are primarily expected in the third fiscal quarter of 2018, and a decrease in prepaid and other assets of $5.9 million, mostly due to the reclassification of unamortized debt issuance costs and decreases in long-term account receivables and VAT receivables.

Net cash used in operating activities was $11.0 million during the six months ended December 31, 2016, was primarily due to a net loss of $19.3 million and a net change in operating assets and liabilities of $10.3 million that was offset by non-cash items of $18.6 million. Non-cash items primarily consisted of depreciation and amortization expense of $9.3 million, and stock-based compensation expense of $6.4 million. The significant items in the change in operating assets and liabilities included a decrease in accrued liabilities of $3.4 million primarily related to a decrease in accrued interest due to our extinguishment of debt, a decrease in accrued severance, and a decrease in accrual for uncertain tax positions, together with an increase in inventory of $2.6 million to support anticipated future sales as well as an increase in accounts receivable of $14.2 million as a result of the timing of revenue collection.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.0 million for the six months ended December 31, 2017, which was mostly due to the purchase of property and equipment.

Net cash provided by investing activities was $5.1 million for the six months ended December 31, 2016, which primarily consists of sales and maturities of investments of $23.2 million, offset by purchases of short-term investments of $15.0 million and purchases of property and equipment of $3.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2017 was $11.7 million, which was primarily due to $66.1 million of net debt proceeds related to the Term Loan and the 3.75% Convertible Notes, which was offset by $29.6 million for the repurchase of a portion of the outstanding principal amount of 3.50% Convertible Notes. In addition, there were $2.0 million in proceeds from employee stock purchase plans.

Net cash used in financing activities during the six months ended December 31, 2016 was $41.2 million, which consisted of $36.6 million in payments made to holders of our 3.75% Convertible Notes due August 2016 and $5.0 million early payment on the Secured Loan. In addition, there were $2.1 million in proceeds from employee stock plans, which was partially offset by $0.7 million in taxes paid related to net share settlements of equity awards.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•                  The mechanism for our payment of our Notes;

•                  Revenue generated by sales of our products and service plans;

•                  Costs associated with our research and development, sales and marketing initiatives and manufacturing activities;

•                  Facilities, equipment and IT systems required to support current and future operations;

•                  Rate of progress and of our research and development activities;

•                  Costs of obtaining and maintaining FDA and other regulatory clearances of our products;

•                  Effects of competing technological and market developments; and

•                  Number and timing of acquisitions and other strategic transactions.

We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash, cash equivalents and investments are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. As discussed in Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in December 2017, we borrowed $40 million under the Term Loan and used a portion of the net proceeds to repay a portion of our outstanding borrowings under the Revolving Credit Facility. Additionally, in August 2017, we exchanged and repurchased approximately $75.0 million in aggregate principal amount of the 3.50% Convertible Notes and 3.50% Series A Convertible Notes for $85.0 million in 3.75% Convertible Notes. Except for the change in debt obligations discussed above, there has been no material changes outside of the ordinary course of business in those obligations during the six months ended December 31, 2017. However, in February 2018, we repaid in full the $13.0 outstanding principal amount of 3.50% Convertible Notes and the $26.6 million outstanding principal amount of 3.50% Series A Convertible Notes. Refer to Note 14. Subsequent Events to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

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

During the three and six months ended December 31, 2017, we considered our estimated corporate bonus accrual to be a critical accounting estimate. Our bonus accrual for each quarter is based on our performance against defined metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2017, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Concentration of Credit and Other Risks

Our cash, cash equivalents and investments are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three and six months ended December 31, 2017 and 2016, there were no customers that represented 10% or more of total net revenue. As of December 31, 2017, no customer accounted for more than 10% of our total accounts receivable. Two customers accounted for 19% and 11%, respectively, of our total accounts receivable as of June 30, 2017.

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

Product Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy Systems, including Radixact Systems. If we are responsible for installation, we recognize revenue after installation and acceptance of the system. Otherwise, revenue is generally recognized upon delivery, assuming all other revenue recognition criteria are met.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of December 31, 2017, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at December 31, 2017, that are sensitive to changes in interest rates. The modeling technique measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $23.9 million at December 31, 2017. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75, 50 and 25 basis points (in thousands):

	Decrease in interest rates				Increase in interest rates
Change in interest rate	-100 BPS	-75 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	75 BPS	100 BPS
Unrealized gain (loss)	$136	$102	$68	$34	$(34)	$(68)	$(102)	$(136)

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the Notes. The interest rates on the Notes are fixed and interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of December 31, 2017, borrowings under the Term Loan totaled $40.0 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $25.0 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.3 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligations.

Equity Price Risk

On August 7, 2017, we issued approximately $85.0 million aggregate principal amount of 3.75% Convertible Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 174.8252 shares of common stock per $1,000 principal amount of the 3.75% Convertible Notes, which is equivalent to a conversion price of approximately $5.72 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.72 upon conversion of the 3.75% Convertible Notes. For every $1 that the share price of our common stock exceeds $5.72, we expect to issue an additional $14.9 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Notes are converted.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

The information set forth in Note 8. Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

As of December 31, 2017, we had an accumulated deficit of $464.5 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, maintaining or increasing our gross margins, control our costs and effectively manage our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2017, customer contracts with extended payment terms of more than one year amounted to approximately 9% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At December 31, 2017, we had $79.5 million in cash and cash equivalents and $24.5 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. To date, we have experienced no material realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We have outstanding indebtedness in the form of our Convertible Notes, Revolving Credit Facility and Term Loan and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

In February 2013, we issued $115.0 million aggregate principal amount of our 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”). In August 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes,” and collectively with the Existing 3.50% Convertible Notes as defined below, the “Convertible Notes”). As the debt matures, we will have to expend significant resources to either repay or refinance the Convertible Notes. For example, in in April 2014, we issued approximately $70.3 million aggregate principal amount of 3.50% Series A Convertible Senior Notes due February 1, 2018 (the “3.50% Series A Convertible Notes”, and collectively with the 3.50% Convertible Notes, the “Existing 3.50% Convertible Notes”) and paid approximately $0.4 million in cash to refinance approximately $70.3 million aggregate principal amount of our 3.50% Convertible Notes. Additionally, in August 2017, we (i) exchanged approximately $47.0 million aggregate principal amount of 3.50% Convertible Notes for $53.0 million aggregate principal amount of 3.75% Convertible Notes and (ii) repurchased approximately $28.0 million of Existing 3.50% Convertible Notes. If we decide to further refinance the Convertible Notes in the future, we may be required to do so on different or less favorable terms or we may be unable to refinance the Convertible Notes at all, both of which may adversely affect our financial condition.

In June 2017, we entered into a credit and security agreement that provided us with an initial revolving credit facility (the “Revolving Credit Facility”) of $52.0 million, which was amended in December 2017 to reduce the Revolving Credit Facility to $32.0 million. In December 2017, we also entered into a credit and security agreement that provides for an initial term loan of $40.0 million with an additional tranche of $20.0 million if specified conditions are met on or prior to December 31, 2018 (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”).

As of December 31, 2017, we had total consolidated liabilities of approximately $364.8 million; including the short-term liability components of the 3.50% Convertible Notes of $13.0 million and the 3.50% Series A Convertible Notes of $26.5 million, the long-term liability components of the 3.75% Convertible Notes of $67.8 million, the Revolving Credit Facility of $25.0 million and the Term Loan of $37.6 million. Following December 31, 2017, we repaid in full the remaining outstanding principal amount of our 3.50% Convertible Notes and 3.50% Series A Convertible Notes. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

•                  affecting our ability to satisfy our obligations under the Convertible Notes and Credit Facilities;

•                  requiring a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•                  impairing our ability to obtain additional financing in the future;

•                  limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

•                  increasing our vulnerability to downturns in our business, our industry or the economy in general.

The credit and security agreements governing the Credit Facilities also includes certain restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. In addition, the such agreements require us to meet certain financial covenants, including a “Fixed Charge Coverage Ratio” and minimum consolidated “Net Revenue,” both as defined in the applicable credit and security agreement governing the Credit Facilities. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. From time to time to we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the applicable credit and security agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates. Additionally, a default on indebtedness could result in a default under the terms of the indentures governing our Convertible Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

While we believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for at least the next twelve months, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2017.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible in the current economic and capital markets environments. If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under the Credit Facilities. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we have substantial debt or because we may not have sufficient cash flow to service or repay our existing or future debt. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. In addition, depending on market conditions and our financial performance, neither debt nor equity financing may be available in amounts or on terms acceptable to us, if at all.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.1	First Supplemental Indenture between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 4, 2017	8-K	001-33301	4.1	12/04/17
10.1‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017	—	—	—	—	X
10.2‡	Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017	—	—	—	—	X
10.3**	Amended and Restated Renewal Executive Employment Agreement by and between the Registrant and Josh Levine, dated January 1, 2018	—	—	—	—	X
10.4**	Amended and Restated Renewal Executive Employment Agreement by and between the Registrant and Kevin Waters, dated January 1, 2018	—	—	—	—	X
10.5**	Amended and Restated Executive Employment Agreement by and between Accuray International Sarl and Lionel Hadjadjeba, dated January 1, 2018	—	—	—	—	X
10.6**	Amended and Restated Renewal Executive Employment Agreement by and between the Registrant and Andrew J. Kirkpatrick, dated January 1, 2018	—	—	—	—	X
10.7**	Amended and Restated Renewal Executive Employment Agreement by and between the Registrant and Alaleh Nouri, dated January 1, 2018	—	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	—	—	—	—	X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: February 2, 2018
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin M. Waters
Kevin M. Waters
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)