Form 10-Q
period 2018-03-31
ACCURAY INC
filed 2018-05-02
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 25, 2018, there were 85,638,116 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

We own or have rights to various trademarks and trade names used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, Accuray Precision®,CyberKnife®, Hi-Art®, PlanTouch®, Radixact®, RoboCouch®, StatRT®, Synchrony®, TomoH®, TomoHD®, TomoTherapy®, QuickPlan®, Xsight®, AutoSegmentation™, CTrue™, H™ Series, iDMS™, InCise™, Iris™, M6™ Series, OIS Connect™, PreciseART™, PreciseRTX™, TomoDirect™, TomoEdge™, TomoHDA™, TomoHelical™, Tomo Quality Assurance™, and VoLO™.

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$70,392	$72,084
Short-term investments	888	23,909
Restricted cash	1,880	12,829
Accounts receivable, net of allowance for doubtful accounts of $346 and $420 as of March 31, 2018 and June 30, 2017, respectively	81,846	72,789
Inventories	115,900	105,054
Prepaid expenses and other current assets	16,653	18,988
Deferred cost of revenue	2,933	3,350
Total current assets	290,492	309,003
Property and equipment, net	24,462	23,062
Goodwill	58,021	57,812
Intangible assets, net	857	964
Restricted cash	638	322
Other assets	12,849	15,301
Total assets	$387,319	$406,464
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,175	$17,486
Accrued compensation	27,212	25,402
Other accrued liabilities	22,707	23,870
Short-term debt	—	113,023
Customer advances	22,652	16,926
Deferred revenue	84,058	87,785
Total current liabilities	179,804	284,492
Long-term liabilities:
Long-term other liabilities	11,073	10,068
Deferred revenue	17,343	13,823
Long-term debt	134,321	51,548
Total liabilities	342,541	359,931
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2018 and June 30, 2017, respectively; issued and outstanding: 85,583,802 and 83,739,804 shares at March 31, 2018 and June 30, 2017, respectively	86	84
Additional paid-in-capital	516,173	496,887
Accumulated other comprehensive income (loss)	1,858	(52)
Accumulated deficit	(473,339)	(450,386)
Total stockholders' equity	44,778	46,533
Total liabilities and stockholders' equity	$387,319	$406,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenue:
Products	$43,244	$48,032	$129,266	$119,029
Services	56,588	49,280	161,845	152,291
Total net revenue	99,832	97,312	291,111	271,320
Cost of revenue:
Cost of products	25,332	29,574	74,291	75,895
Cost of services	38,251	32,313	103,110	97,269
Total cost of revenue	63,583	61,887	177,401	173,164
Gross profit	36,249	35,425	113,710	98,156
Operating expenses:
Research and development	13,906	12,484	42,663	36,657
Selling and marketing	14,612	13,025	43,241	41,247
General and administrative	11,552	11,184	34,696	32,890
Total operating expenses	40,070	36,693	120,600	110,794
Loss from operations	(3,821)	(1,268)	(6,890)	(12,638)
Other expense, net	(4,465)	(2,919)	(14,774)	(11,044)
Loss before provision for income taxes	(8,286)	(4,187)	(21,664)	(23,682)
Provision for income taxes	566	842	1,289	642
Net loss	$(8,852)	$(5,029)	$(22,953)	$(24,324)
Net loss per share - basic and diluted	$(0.10)	$(0.06)	$(0.27)	$(0.30)
Weighted average common shares used in computing net loss per share:
Basic and diluted	85,459	82,913	84,594	82,268
Net loss	$(8,852)	$(5,029)	$(22,953)	$(24,324)
Foreign currency translation adjustment	909	435	1,467	(771)
Unrealized gain (loss) on investments, net of tax	319	(6)	443	(76)
Comprehensive loss	$(7,624)	$(4,600)	$(21,043)	$(25,171)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(22,953)	$(24,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,387	13,848
Share-based compensation	9,074	9,985
Amortization of debt issuance costs	1,259	1,165
Amortization and accretion of discount and premium on investments	(15)	70
Accretion of interest on debt	2,589	2,117
Loss on sales of investment	77	—
Recovery of bad debt, net	(74)	(64)
Provision for write-down of inventories	1,104	1,131
(Gain) loss on disposal of property and equipment	(8)	4
Loss on extinguishment of debt	3,452	—
Changes in assets and liabilities:
Accounts receivable	(8,435)	(28,676)
Inventories	(14,656)	(2,386)
Prepaid expenses and other assets	3,851	(3,411)
Deferred cost of revenue	630	2,474
Accounts payable	5,463	8,249
Accrued liabilities	(2,000)	2,120
Customer advances	5,321	(2,914)
Deferred revenues	(1,621)	(2,907)
Net cash used in operating activities	(9,555)	(23,519)
Cash flows from investing activities
Purchases of property and equipment, net	(4,598)	(3,619)
Purchases of investments	(5,940)	(14,992)
Sales and maturities of investments	29,875	38,179
Net cash provided by investing activities	19,337	19,568
Cash flows from financing activities
Proceeds from employee stock plans	2,880	3,075
Taxes paid related to net share settlement of equity awards	(293)	(841)
Proceeds from issuance of Term Loan, net	38,829	—
Proceeds from issuance of Convertible Notes, net	27,282	—
Payments made to note holders	(69,797)	(43,658)
Borrowings (repayments) under Revolving Credit Facility, net	(23,541)	—
Net cash used in financing activities	(24,640)	(41,424)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,533	(2,349)
Net decrease in cash, cash equivalents and restricted cash	(12,325)	(47,724)
Cash, cash equivalents and restricted cash at beginning of period	85,235	122,133
Cash, cash equivalents and restricted cash at end of period	$72,910	$74,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. The Company and its Significant Accounting Policies

The Company

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. Certain amounts in the prior year’s condensed consolidated balance sheet and condensed consolidated statement of cash flows have been reclassified to conform to the current period’s presentation. The results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2018, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2017.

Significant Accounting Policies

There have been no material changes to the Company’s accounting policies from the information provided in Note 2. Summary of Significant Accounting Policies to the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

Accounting Pronouncements Not Yet Effective

In February 2018, the FASB issued ASU No. 2018-2, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows companies to reclassify from Accumulated Other Comprehensive Income to Retained Earnings stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The guidance will be effective for the Company in its first quarter of fiscal year 2020. Early adoption is permitted. The guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging. This guidance simplifies the application and administration of hedge accounting. The guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The guidance is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance will be effective for the Company in its first quarter of fiscal year 2020. Early adoption is permitted. The guidance is required to be adopted on a prospective basis. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting. This guidance redefines which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting for a share-based payment. This guidance will be effective for the Company in the first quarter of its fiscal year 2019. The guidance is required to be adopted on a prospective basis. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of employer-sponsored defined benefit pension and other postretirement plans for the net periodic benefit cost in the statement of operations and requires that the service cost component of net periodic benefit be presented in the same income statement line items as other employee compensation costs for services rendered during the period. The other components of the net benefit costs are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. This guidance allows only the service cost component of net periodic benefit costs to be eligible for capitalization. The guidance will be effective for the Company in the first quarter of its fiscal year 2019 and is required to be adopted on a retrospective basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other Topics (Topic 350)-Simplifying the Test for Goodwill Impairment. This guidance simplifies the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This guidance will be effective for the Company beginning in its first quarter of fiscal year 2021. The amendment is required to be adopted prospectively. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance will be effective for the Company in the first quarter of its fiscal year 2019. The guidance is required to be adopted on a retrospective basis, unless it is impracticable whereby the guidance can be adopted on a prospective basis as of the earliest date practicable. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This guidance will be effective for the Company in the first quarter of its fiscal year 2020 and early adoption is permitted. The guidance requires adoption based upon a modified retrospective transition approach. However, the FASB has recently proposed guidance that would permit companies not to restate periods priors to adoption. The Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This ASU changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will be effective for the Company beginning in the first quarter of fiscal year 2019 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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

Note 3. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and sales-type leases, totaled $8.2 million and $7.4 million at March 31, 2018 and June 30, 2017, respectively, and are included in other assets in the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. As of March 31, 2018, the sales-type lease portion of the financing receivables was rated at a moderate risk. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of March 31, 2018 and June 30, 2017. Based upon such assessment, the Company did not record any adjustment and recorded $0.04 million to the allowance for credit losses related to such financing receivables as of March 31, 2018 and as of June 30, 2017, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

March 31, 2018	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$3,332	$7,888	$11,220
Unearned income	(301)	—	(301)
Allowance for credit loss	—	—	—
Total, net	$3,031	$7,888	$10,919
Reported as:
Current	$789	$1,927	2,716
Non-current	2,242	5,961	8,203
Total, net	$3,031	$7,888	$10,919

June 30, 2017	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$4,030	$6,268	$10,298
Unearned income	(433)	—	(433)
Allowance for credit loss	(39)	—	(39)
Total, net	$3,558	$6,268	$9,826
Reported as:
Current	$720	$1,677	$2,397
Non-current	2,838	4,591	7,429
Total, net	$3,558	$6,268	$9,826

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. Future minimum lease payments to be received as of March 31, 2018 are presented as follows (in thousands):

Year Ending June 30,	Amount
2018 (remaining 3 months)	$232
2019	930
2020	930
2021	930
2022	310
Total	$3,332

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Raw materials	$43,683	$38,803
Work-in-process	18,622	15,471
Finished goods	53,595	50,780
Inventories	$115,900	$105,054

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Furniture and fixtures	$2,961	$4,364
Computer and office equipment	11,293	11,802
Software	11,314	11,457
Leasehold improvements	23,351	23,164
Machinery and equipment	46,904	48,742
Construction in progress	6,924	3,533
	102,747	103,062
Less: Accumulated depreciation	(78,285)	(80,000)
Property and equipment, net	$24,462	$23,062

Depreciation expense related to property and equipment for the three and nine months ended March 31, 2018 was $2.3 million and $7.3 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended March 31, 2017 was $2.6 million and $7.9 million, respectively.

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

The components of accumulated other comprehensive income (loss) in the equity section of the balance sheets are as follows (in thousands):

	March 31, 2018	June 30, 2017
Net unrealized gain (loss) on short-term investments	$354	$(89)
Cumulative foreign currency translation adjustment	2,621	1,154
Defined benefit pension obligation	(1,117)	(1,117)
Accumulated other comprehensive income (loss)	$1,858	$(52)

Note 4. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Balance at the beginning of the period	$57,812	$57,848
Currency translation	209	(36)
Balance at the end of the period	$58,021	$57,812

In the second quarter of fiscal 2018, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		March 31, 2018			June 30, 2017
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	7	$1,000	$(143)	$857	$1,000	$(36)	$964

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2018 and June 30, 2017.

Amortization expense related to intangible assets for the three and nine months ended March 31, 2018 was $0.04 million and $0.11 million, respectively. Amortization expense related to intangible assets for the three and nine months ended March 31, 2017 was $2.0 million and $6.0 million, respectively.

The estimated future amortization expense of acquired intangible assets as of March 31, 2018 is as follows (in thousands):

Year Ending June 30,	Amount
2018 (remaining 3 months)	$36
2019	143
2020	143
2021	143
2022	143
Thereafter	249
$857

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

In January 2018, the Company sold all of its available-for-sale investments for proceeds of $23.9 million and realized an insignificant loss on the sale of its investments.   The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. Gross realized gains and losses were insignificant for the nine months ended March 31, 2018 and the year ended June 30, 2017. Upon the sale of its available for sale securities, the Company reclassified $77 thousand from other comprehensive income to Other expense, net.

The Company has an investment in a technology company, which has historically been accounted for using the cost method and recorded in Other assets. Subsequent to such company’s initial public offering in October 2017, the Company owns approximately 143,000 shares of such company’s common stock. These shares are subject to a 6-month lock-up period that expired in April 2018. As of March 31, 2018, these shares have a fair value of $0.9 million. Considering the recent liquidity in these shares, the Company reclassified its investment from Other assets to short-term investments, recording an unrealized gain of $0.3 million through other comprehensive income at March 31, 2018. The Company considers the tax effect on the gain to be immaterial.

The following table summarizes the available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2018	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U. S. government agency securities (*)	$—	$—	$—	$—	$—	$—
June 30, 2017
U. S. government agency securities	$(31)	$11,970	$(58)	$11,939	$(89)	$23,909

(*)	There was no positions as of March 31, 2018

Note 6. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have a monthly maturity that mitigates the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. There were no outstanding foreign currency forward contracts at the end of March 31, 2018 and June 30, 2017.

The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Foreign currency exchange gain (loss) on foreign contracts	$726	$225	$(1,712)	$(942)
Foreign currency transactions gain (loss)	(1,047)	(44)	1,477	40

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

	March 31, 2018
				Estimated Fair Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$70,392	$—	$—	$70,392	$—
Level 2
Corporate securities	533	355			888
Total	$70,925	$355	$—	$70,392	$888

	June 30, 2017
				Estimated Fair Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$70,515	$—	$—	$70,515	$—
Level 1
Money market funds	1,569	—	—	1,569	—
Level 2
U.S. government agency securities	23,998	—	(89)	—	23,909
Total	$96,082	$—	$(89)	$72,084	$23,909

Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the 3.50% Convertible Notes (as defined below), the 3.50% Series A Convertible Notes (as defined below) and the 3.75% Convertible Notes (as defined below) (collectively the “Notes”) are not readily available. The carrying value of the Revolving Credit Facility (as defined below) and the Term Loan (as defined below) (collectively the “Credit Facilities”, together with the Notes, “Debt”) approximate its estimated fair value as these borrowings have a variable rate structure that is based on a market observable interest rate that resets periodically. The Credit Facilities are classified as Level 2 within the fair value hierarchy.

The following table summarizes the carrying value and estimated fair value of all Debt (in thousands):

	March 31, 2018		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% Convertible Notes	$—	$—	$44,099	$48,146
3.50% Series A Convertible Notes	—	—	68,924	74,982
3.75% Convertible Notes	68,598	96,900	—	—
Revolving Credit Facility	28,007	28,007	51,548	51,548
Term Loan	37,716	37,716	—	—
Total	$134,321	$162,623	$164,571	$174,676

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

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against them. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2018.

Note 9. Debt

3.50% Convertible Senior Notes due February 2018

In February 2013, the Company issued 3.50% Convertible Senior Notes due 2018 (the “3.50% Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Convertible Notes were entitled to convert their notes at any time until the close of the business day immediately preceding the maturity date of February 1, 2018. The 3.50% Convertible Notes were convertible into common stock of the Company at an initial conversion rate equal to 187.6877 shares of common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $5.33 per share of common stock, subject to adjustment.

On January 30, 2018, the Company entered into exchange agreements (the “Exchange Agreements”) with the holders of the 3.50% Convertible Notes, which amended the original settlement terms of the notes and allowed the Company to settle the then outstanding $13.0 million principal balance of the 3.50% Convertible Notes and accrued interest in cash at maturity, and any excess equity value over the original conversion price in shares. In exchange for the agreement to settle in cash, the Company agreed to pay $0.3 million exchange premium . The $0.3 million exchange premium was accounted for as debt extinguishment and included in Other expense, net.

On February 1, 2018, pursuant to the Exchange Agreements, the Company paid $13.2 million in cash to settle outstanding principal and accrued interest, and on February 7, 2018 issued 253,000 shares of the Company’s common stock to the 3.50% Convertible Notes holders. The total number of shares was determined using a three-day volume weighted averaging price period and based on a prescribed formula in the Exchange Agreements. As a result, the 3.50% Convertible Notes were repaid in full and were not outstanding at March 31, 2018.

3.50% Series A Convertible Senior Notes due February 2018

In April 2014, the Company issued 3.50% Series A Convertible Senior Notes due 2018 (the “3.50% Series A Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Series A Convertible Notes were entitled to convert their notes at any time on or after November 1, 2017 until the close of business on the business day immediately preceding the maturity date of February 1, 2018. The initial conversion rate is 187.6877 shares of the Company’s common stock per $1,000 principal amount, which represents an initial conversion price of approximately $5.33 per share of the Company’s common stock.

Pursuant to the original settlement terms, the Company made an irrevocable net share settlement election and paid cash for principal plus accrued interest upon maturity to holders who did not elect to convert. Prior to maturity, one note holder elected to convert their notes and receive a combination of cash and shares at settlement. The number of shares was determined based on a prescribed formula in the indenture. On February 1, 2018, the Company paid an aggregate amount of $27.0 million in cash and delivered 1,252 shares of its common stock to settle the 3.50% Series A Convertible Notes. As a result, the 3.50% Series A Convertible Notes were repaid in full and were not outstanding at March 31, 2018.

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of March 31, 2018, approximately $85.0 million aggregate principal amount was outstanding.

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

The Amended Credit Agreement contains restrictions and covenants applicable to the Company. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Revolving Credit Facility. In addition, the Amended Credit Agreement contains customary restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The Company was in compliance with the covenants as of March 31, 2018. As of March 31, 2018, approximately $28.0 million aggregate principal amount was outstanding under the Revolving Credit Facility.

Term Loan

In December 2017, the Company entered into a credit and security agreement with a lender (the “Term Loan Agreement”). The Term Loan Agreement provides for an initial term loan of $40.0 million with an additional tranche of $20.0 million available through December 31, 2018, if specified conditions are met (the “Term Loan”). In connection with the Amendment, the Company used a portion of the net proceeds from the initial advance to repay a portion of the outstanding borrowings under the Revolving Credit Facility. Interest on the Term Loan is payable monthly in arrears at an annual interest rate of 6.75% plus 90-day LIBOR. The Term Loan Agreement matures December 15, 2022 and, if prepaid, has fees equal to 3%, 2%, and 1% of the prepayment amount if such termination occurs within the first year, the second year, and the third year of funding, respectively. The term of the loan is 60 months with interest only for the first 24 months followed by straight-line amortization of principal for the remaining months. In addition, the Company will pay an annual administrative fee of 0.25% and a final payment of 4.0% of the Term Loan amount. As of March 31, 2018, approximately $40.0 million aggregate principal amount was outstanding.

The following table presents the carrying value of all Debt (in thousands):

As of March 31, 2018	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$28,007	$85,000	$40,000	$153,007
Unamortized debt costs	—	(3,501)	(1,862)	$(5,363)
Unamortized debt discount	—	(12,901)	(422)	$(13,323)
Net carrying amount	$28,007	$68,598	$37,716	$134,321
Reported as:
Short-term debt				$—
Long-term debt				134,321
Total debt				$134,321

As of June 30, 2017	Revolving Credit Facility	3.50% Convertible Notes	3.50% Series A Convertible Notes	Total
Carrying amount of equity conversion component	$—	$—	$7,844	$7,844
Principal amount of the Notes	$51,548	$44,654	$70,346	$166,548
Unamortized debt costs	—	(555)	—	(555)
Unamortized debt discount	—	—	(1,422)	(1,422)
Net carrying amount	$51,548	$44,099	$68,924	$164,571
Reported as:
Short-term debt				$113,023
Long-term debt				51,548
Total debt				$164,571

A summary of interest expense on the Debt is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Interest expense related to contractual interest coupon	$2,608	$2,255	$7,444	$7,125
Interest expense related to amortization of debt discount	862	661	2,589	2,117
Interest expense related to amortization of debt issuance costs	391	383	1,259	1,165
	$3,861	$3,299	$11,292	$10,407

Note 10. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Cost of revenue	$442	$519	$1,410	$1,461
Research and development	577	644	1,842	1,808
Selling and marketing	496	769	863	2,077
General and administrative	1,689	1,666	4,959	4,639
	$3,204	$3,598	$9,074	$9,985

Note 11. Net Loss Per Common Share

The Company reports both basic and diluted loss per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Numerator:
Net loss used to compute basic and diluted loss per share	$(8,852)	$(5,029)	$(22,953)	$(24,324)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	85,459	82,913	84,594	82,268

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the settlement of vested Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Company’s Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.50% Convertible Notes are included in the calculation of diluted net income per share only if their inclusion is dilutive.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2018	2017
Stock options	2,672	2,510
RSUs, PSUs and MSUs	5,202	5,492
3.50% Convertible Notes	—	8,378
	7,874	16,380

3.75% Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and the 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. The 3.50% Series A Convertible Notes were retired in February 2018. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes as of March 31, 2018, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

Note 12. Segment Information

The Company operates in one reportable segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy and radiosurgery for the treatment of cancer patients. The Company’s Chief Executive Officer, its Chief Operating Decision Maker, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset-based metrics.

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Net Revenue	2018	2017	2018	2017
Americas	$41,767	$38,720	$115,544	$118,545
Europe, Middle East, India and Africa	14,731	21,785	81,885	68,705
Asia-Pacific and Japan	43,334	36,807	93,682	84,070
Total	$99,832	$97,312	$291,111	$271,320

	March 31,	June 30,
Property and equipment, net	2018	2017
Americas	$19,958	$18,435
Europe, Middle East, India and Africa	665	730
Asia-Pacific and Japan	3,839	3,897
Total	$24,462	$23,062

Note 13. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized an income tax expense of $0.6 million and $1.3 million for the three and nine months ended March 31, 2018, respectively. The Company recognized an income tax expense of $0.8 million and $0.6 million for the three and nine months ended March 31, 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Company believes the impact of the inclusion of accumulated post-1986 foreign earnings on which U.S. income tax is currently deferred to a one-time transition tax on March 31, 2018 would not be material to the Company. The measurement of the transition tax liability requires extensive effort to calculate foreign earnings and profit on a cumulative basis. The Company has made reasonable efforts to determine that there would be no material financial impact from this one-time transition tax as the Company believes its existing tax attributes can be used to offset the transition tax without limitation, but an election is available to not claim the net operating loss deduction against the mandatory foreign earnings inclusion at March 31, 2018.

Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $174.0 million will be revalued to approximately $117.0 million with a corresponding decrease to the Company’s valuation allowance. The Company will continue to analyze the Tax Act to assess the full effects on its financial results, including disclosures, for its fiscal year ending June 30, 2018.

In accordance with Staff Accounting Bulletin (SAB) No. 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three months ended March 31, 2018, did not reflect any adjustment to the previously assessed Tax Act enactment effect. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with the guidance provided in SAB No. 118.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2018 and results of operations for the three and nine months ended March 31, 2018 and 2017 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the improvements in efficiency made by the multi-leaf collimator, or InCise MLC, on the CyberKnife Systems, and its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including Radixact Systems; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; our plans related to cash held by our foreign subsidiaries; our expectations related to the effects of the Tax Cuts and Jobs Act of 2017 on the Company; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of our annual report on Form 10-K for fiscal year 2017, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions that set the standard of care, with the aim of helping patients live longer, better lives. Our leading-edge technologies, the CyberKnife and TomoTherapy Systems, including Radixact Systems, the next generation TomoTherapy System platform, are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image-guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving largely separate patient populations treated by the same medical specialty, radiation oncology. Both systems have advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population including patients requiring retreatment with radiation therapy. We also offer comprehensive software solutions to enable and enhance the precise and efficient radiosurgery and radiotherapy treatment with our CyberKnife and TomoTherapy Systems. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training and other professional services.

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

We believe the long-term success of the CyberKnife Systems is dependent on a number of factors including the following:

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

Backlog

For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, Post-Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $468.1 million as of March 31, 2018 compared to $452.8 million as of June 30, 2017.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Gross orders	$74,906	$83,823	$208,461	$212,612
Net orders	40,880	71,830	144,567	163,086
Order backlog at the end of the period	468,147	449,955	468,147	449,955

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders decreased by $8.9 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This was primarily a result of a decrease of $7.8 million in new system order volume compared to the same prior year period, primarily driven by a $12.9 million decrease of CyberKnife System orders, offset by a $5.1 million increase in TomoTherapy System orders driven by Radixact Systems, which were introduced in the second half of fiscal 2017. In addition, there was a $1.1 million decrease in upgrade orders and other amendments as compared to the same prior year period.

Gross orders decreased by $4.2 million for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017. This was a result of a decrease of $1.2 million in new system order volume compared to the same prior year period, primarily driven by a $31.5 million decrease of CyberKnife System orders, offset by a $30.3 million increase in TomoTherapy orders driven by Radixact System. Additionally, a decrease in gross orders was also due to a $3.0 million decrease in upgrade orders and other amendments as compared to the same prior year period.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments.

Net orders decreased by $30.9 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, resulting from a decrease in gross orders of $8.9 million, an increase in net age-outs of $17.4 million, negative foreign currency adjustments of $0.3 million, and an increase in cancellations of $4.3 million.

•

The net age-outs for the three months ended March 31, 2018 was $25.9 million. There were no age-ins, which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•

There were $7.1 million and $2.8 million in cancellations in the three months ended March 31, 2018 and March 31, 2017, respectively. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

Other adjustments and foreign currency impacts decreased net orders by $1.0 million for the three months ended March 31, 2018 while currency impacts resulted in a decrease in net orders of $0.8 million for the three months ended March 31, 2017.

Net orders decreased by $18.5 million for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017, resulting from a decrease in gross orders of $4.2 million, increases in net age-outs of $12.4 million and cancellations of $0.4 million, together with negative foreign currency adjustments of $1.5 million.

•

The net age-outs of $51.4 million for the nine months ended March 31, 2018 include $9.1 million of age-ins, which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•

There were $10.2 million in cancellations in the nine months ended March 31, 2018 and $9.8 million in cancellations in the nine months ended March 31, 2017. Cancellations are outside of our control and are difficult to forecast, however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

Other adjustments and foreign currency impacts decreased net orders by $2.3 million for the nine months ended March 31, 2018 while currency impacts resulted in a decrease in net orders of $0.7 million for the nine months ended March 31, 2017.

Results of Operations — Three and Nine months ended March 31, 2018 and 2017

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products	$43,244	$48,032	(4,788)	(10)	$129,266	$119,029	10,237	9
Services	56,588	49,280	7,308	15	161,845	152,291	9,554	6
Net revenue	99,832	97,312	2,520	3	291,111	271,320	19,791	7
Gross profit	36,249	35,425	824	2	113,710	98,156	15,554	16
Products gross profit	17,912	18,458	(546)	(3)	54,975	43,134	11,841	27
Services gross profit	18,337	16,967	1,370	8	58,735	55,022	3,713	7
Research and development expenses	13,906	12,484	1,422	11	42,663	36,657	6,006	16
Selling and marketing expenses	14,612	13,025	1,587	12	43,241	41,247	1,994	5
General and administrative expenses	11,552	11,184	368	3	34,696	32,890	1,806	5
Other expense, net	4,465	2,919	1,546	53	14,774	11,044	3,730	34
Provision for (benefit from) income taxes	566	842	(276)	(33)	1,289	642	647	101
Net loss	$(8,852)	$(5,029)	(3,823)	76	$(22,953)	$(24,324)	1,371	(6)

Net Revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products	$43,244	$48,032	(4,788)	(10)	$129,266	$119,029	10,237	9
Services	56,588	49,280	7,308	15	161,845	152,291	9,554	6
Net revenue	$99,832	$97,312	2,520	3	$291,111	$271,320	19,791	7

Product Net Revenue

Product net revenue decreased by $4.8 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a $3.7 million decrease in revenue for lower unit volume sale of both Radixact and CyberKnife Systems, as well as a $1.1 million decrease in upgrade and other revenue as compared to the prior year period.

Product net revenue increased by $10.2 million for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017, primarily due to a $17.1 million increase in sales of CyperKnife Systems as a result of higher units to revenue and a higher per unit price, offset by a $6.6 million decrease in sales of TomoTherapy Systems. The net increase of $10.5 million of system revenue was partially offset by a $0.3 million decrease in upgrade and other revenue as compared to the prior year period.

Services Net Revenue

Services net revenue increased by $7.3 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to an increase of $6.3 million related to our increased installed base, upgrade revenue, and installation revenue, together with an increase of $1.0 million in spare parts and training revenue.

Services net revenue increased by $9.6 million for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017, mainly due an increase of $9.6 million related to our increased installed base, upgrade revenue, and installation revenue.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenue	$99,832	$97,312	$291,111	$271,320
Americas	42%	40%	40%	44%
Europe, Middle East, India and Africa	15%	22%	28%	25%
Asia Pacific and Japan	43%	38%	32%	31%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue decreased for the three-month period but increased for the nine-month period ended March 31, 2018 as compared to the same periods in the prior fiscal year. The changes were primarily due to  backlog conversion of orders to revenue in those regions.

Gross Profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Product gross profit	$17,912	$18,458	(546)	(3)	$54,975	$43,134	11,841	27
Services gross profit	18,337	16,967	1,370	8	58,735	55,022	3,713	7
Gross profit	$36,249	$35,425	824	2	$113,710	$98,156	15,554	16

Overall gross profit for the three months ended March 31, 2018 increased by $0.8 million or 2%, as compared to the three months ended March 31, 2017, primarily due to increases in service contract revenue from install base increase and upgrade revenue. The increase was offset by a decrease in product gross profit due to lower unit volume and product mix in the third quarter of fiscal 2018 as compared to the same period in the prior fiscal year. Service gross profit increased by $1.4 million or 8% for the three months ended March 31, 2018 as compared to the same period in the prior year primarily due to continued installed base expansion and increased upgrade revenue.

Overall gross profit for the nine months ended March 31, 2018 increased by $15.6 million or 16%, as compared to the nine months ended March 31, 2017. Product gross profit increased 27%, primarily due to higher unit volume and favorable product mix in the first nine months of fiscal 2018 as compared to the same prior year period. Further, for the nine months ended March 31, 2017, we recorded $6.0 million of intangible amortization related to the acquisition of TomoTherapy Incorporated, which was fully amortized in the fourth quarter of our fiscal year 2017. Service gross profit increased by $3.7 million or 7% for the nine months ended March 31, 2018 as compared to the same period in the prior year primarily due to continued installed base expansion and increased upgrade revenue.

Research and Development

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Research and development expenses	$13,906	$12,484	1,422	11	$42,663	$36,657	6,006	16

Research and development expenses increased by $1.4 million in the three months ended March 31, 2018, as compared to the same period in the prior year. The increase was primarily due to $1.2 million of higher compensation and benefits expenses and $0.2 million in higher consulting fees to accelerate our product development.

Research and development expenses increased by $6.0 million in the nine months ended March 31, 2018, as compared to the same period in the prior year. The increase was primarily due to $4.5 million of higher compensation and benefits expenses for additional headcount and $1.2 million in higher consulting fees to accelerate our product development, as well as an increase of $0.3 million in IT and travel expense to support our increased headcount.

Selling and Marketing

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Selling and marketing expenses	$14,612	$13,025	1,587	12	$43,241	$41,247	1,994	5

Selling and marketing expenses increased $1.6 million for the three months ended March 31, 2018, as compared to the same period in the prior year. The increase was primarily due to $0.9 million in higher compensation expenses related to increased headcount and commissions, $0.3 million in higher IT and facilities expenses, and trade shows and advertising costs, and $0.4 million increase in travel expense.

Selling and marketing expenses increased by $2.0 million in the nine months ended March 31, 2018, as compared to the same period in the prior year. The increase was primarily due to $1.0 million in higher compensation expenses related to increased headcount and commissions, $0.2 million in higher tradeshow and advertising expenses, $0.3 million in higher IT and facilities expenses, and $0.5 million increase in travel expenses.

General and Administrative

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
General and administrative expenses	$11,552	$11,184	368	3	$34,696	$32,890	1,806	5

General and administrative expenses increased by $0.4 million in the three months ended March 31, 2018, as compared to the same period in the prior year. The increase was primarily due to $0.5 million related to strategic business development, offset by $0.1 million in bad debt recovery.

General and administrative expenses increased by $1.8 million in the nine months ended March 31, 2018 as compared to the same period in the prior year. The increase was primarily due to $1.7 million in higher expenses related to strategic business development activities, travel and recruiting expenses, and $0.1 million in higher IT and facilities expenses.

Other Expense, net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Other expense, net	$4,465	$2,919	1,546	53	$14,774	$11,044	3,730	34

Other expense, net increased by $1.5 million for the three months ended March 31, 2018, as compared to the same period in the prior year. The increase in other expense, net was primarily due to a $0.6 million increase in interest expense related to our Revolving Credit Facility and Term Loan which bear higher interest rates as compared to the retired debt, a $0.3 million loss on retirement of debt, a $0.1 million loss on sale of our short-term investments, together with $0.5 million increase in foreign exchange loss.

Other expense, net increased by $3.7 million for the nine months ended March 31, 2018, as compared to the same period in the prior year. The increase was primarily due to a net $3.5 million increase in loss on extinguishment of debt that occurred in the first and third quarters of fiscal 2018, a $0.1 million loss on sale of our short-term investments, higher interest expense of $0.9 million related to our Revolving Credit Facility and Term Loan which bear higher interest rates as compared to the retired debt, and lower interest income of $0.2 million. The increase was partially offset by foreign exchange gains of $0.7 million.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized an income tax expense of $0.6 million and $1.3 million for the three and nine months ended March 31, 2018, respectively. We recognized an income tax expense of $0.8 million and $0.6 million for the three and nine months ended March 31, 2017, respectively.

Tax expense decreased by $0.2 million for the three months ended March 31, 2018, as compared to the same period in the prior year due to decreases in foreign earnings.

Tax expense increased by $0.7 million for the nine months ended March 31, 2018, as compared to the same period in the prior year primarily due to recognition of an income tax benefit of approximately $1.4 million in the first quarter of the prior fiscal year related to the completion of tax audits by the Swiss authorities for the period from fiscal 2011 through fiscal 2015, offset by a $0.5 million tax return to tax provision adjustment recorded in the second quarter of the current fiscal year.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. We believe the impact of the inclusion of accumulated post-1986 foreign earnings on which U.S. income tax is currently deferred to a one-time transition tax on March 31, 2018 would not be material to us. The measurement of the transition tax liability requires extensive effort to calculate the foreign earnings and profit on a cumulative basis. We have made reasonable efforts to determine that there would be no material financial impact from this one-time transition tax as we believe our existing tax attributes can be used to offset the transition tax without limitation, but an election is available to not claim the net operating loss deduction against the mandatory foreign earnings inclusion at March 31, 2018.

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

In accordance with SAB 118, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three months ended March 31, 2018, did not reflect any adjustment to the previously assessed Tax Act enactment effect. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete our analysis within the measurement period in accordance with the guidance.

Starting in our fiscal year 2019, companies may be subject to global intangible low tax income (“GILTI”) which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations as well as the new base erosion anti-abuse tax (“BEAT”) under the Tax Act. GILTI will be effectively taxed at a tax rate of 10.5%. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes under the SAB 118. We have not made an election with respect to GILTI. We will continue to review the GILTI and BEAT rules to determine their applicability to us, and the impact that the rules may have on our results of operations of financial condition, as the rules become effective.

Liquidity and Capital Resources

At March 31, 2018, we had $70.4 million in cash and cash equivalents and $0.9 million in short-term investments, for a total of $71.3 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of March 31, 2018. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. In January 2018, we sold available-for-sale investments for proceeds of $23.9 million. In February 2018, we used the net proceeds of the Term Loan, combined with existing cash on hand, to repay the $13.0 outstanding principal amount of our 3.50% Convertible Notes pursuant to an irrevocable net share settlement election. We also repaid the $26.6 million outstanding principal amount of our 3.50% Series A Convertible Notes. As a result, as of March 31, 2018, we have no outstanding 3.50% Convertible Notes and 3.50% Series A Convertible Notes.

As of March 31, 2018, we had approximately $44.7 million of cash and cash equivalents in our foreign subsidiaries. If a portion of these funds were needed for and distributed to our operations in the United States, we have included all the accumulated post-1986 foreign earnings on which U.S. income tax is currently deferred to a one-time transition tax on March 31, 2018. Based on our reasonable efforts, we believe the amount of transition tax would not be material to us. There could be additional foreign taxes that would be due depending on the country from which the funds were repatriated.

Our cash flows for the nine months ended March 31, 2018 and 2017 are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(9,555)	$(23,519)
Net cash provided by investing activities	19,337	19,568
Net cash used in financing activities	(24,640)	(41,424)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,533	(2,349)
Net decrease in cash, cash equivalents and restricted cash	$(12,325)	$(47,724)

Cash Flows from Operating Activities

Net cash used in operating activities was $9.6 million during the nine months ended March 31, 2018, resulting primarily from a net loss of $22.9 million and a net change in operating assets and liabilities of $11.4 million that was offset by non-cash items of $24.8 million.

•

Non-cash items primarily consisted of stock-based compensation expense of $9.1 million, depreciation and amortization expense of $7.4 million, loss on extinguishment of debt of $3.5 million, and non-cash interest expense on debt of $2.6 million;

•

The net change in operating assets and liabilities was primarily due to an increase in inventories of $14.6 million to support anticipated product shipments in future periods, an increase in accounts receivable of $8.4 million due to the timing of revenue transactions, and a decrease in prepaid and other assets of $3.9 million, due to a $0.7 million decrease in prepaid commissions from a decline in new orders, a net $1.5 million decrease in VAT , and a $1.5 million decrease in tax receivables, all of which was partially offset by an increase in debt offering cost.

Net cash used in operating activities was $23.5 million during the nine months ended March 31, 2017 and consisted of a net loss of $24.3 million, non-cash items of $28.3 million, and a net change in operating assets and liabilities of $27.5 million. Non-cash items consisted primarily of depreciation and amortization expense of $13.8 million, stock-based compensation expense of $10.0 million and accretion of interest on debt of $2.1 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in accounts receivable of $28.7 million, and other current and non-current assets of $0.9 million. These uses of cash were offset in part by an increase in accounts payable of $8.2 million, which was offset by a decrease in deferred revenue of $2.9 million, and other current and non-current liabilities of $0.8 million. The increase in accounts receivable is a function of an increase in sales over the previous quarter and the timing of payments from customers.

Cash Flows from Investing Activities

Net cash provided by investing activities was $19.3 million for the nine months ended March 31, 2018, which was primarily generated from the $23.9 million net sales of our short-term investments, partially offset by $4.6 million of property and equipment purchases.

Net cash provided by investing activities was $19.6 million for the nine months ended March 31, 2017, which primarily consisted of the sales and maturities of investments of $38.2 million, offset by the purchases of short-term investments of $15.0 million and purchases of property and equipment of $3.6 million.

Cash Flows from Financing Activities

Net cash used by financing activities during the nine months ended March 31, 2018 was $24.6 million, which was primarily due to $69.8 million paid to repurchase and retire our 3.50% Convertible Notes and 3.50% Series A Convertible Notes, and $23.5 million used to pay down the Revolving Credit Facility. These expenses were offset by $66.1 million of net debt proceeds related to the Term Loan and the 3.75% Convertible Notes and $2.6 million in proceeds from employee stock plans.

Net cash used in financing activities during the nine months ended March 31, 2017 was $41.4 million, which was primarily due to $36.6 million in payments made to convertible note holders for the settlement of the 3.75% Convertible Senior Notes due August 2016, the $5.0 million early payment on the secured term loan with Cerberus Business Finance LLC (the “Secured Loan”) and installment payments of $2.1 million on the Secured Loan. In addition, there were $3.1 million in proceeds from employee stock plans, which was partially offset by $0.8 million in taxes paid related to net share settlements of equity awards.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. As discussed in Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in December 2017, we borrowed $40 million under the Term Loan and used a portion of the net proceeds to repay a portion of our outstanding borrowings under the Revolving Credit Facility. Additionally, in August 2017, we exchanged and repurchased approximately $75.0 million in aggregate principal amount of the 3.50% Convertible Notes and the 3.50% Series A Convertible Notes for $85.0 million in 3.75% Convertible Notes. In February 2018, we paid $13.2 million in cash and issued 253,000 shares of our common stock to settle the outstanding principal amount of the 3.50% Convertible Notes, and we paid $27.0 million in cash and issued 1,253 shares of our common stock to settle the outstanding principal amount of the 3.50% Series A Convertible Notes. Except for the change in debt obligations discussed above, there has been no material changes outside of the ordinary course of business in those obligations during the nine months ended March 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

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

During the three and nine months ended March 31, 2018, we considered our estimated corporate bonus accrual to be a critical accounting estimate. Our bonus accrual for each quarter is based on our performance against individual and defined corporate metrics: net revenue, adjusted EBITDA and gross orders to backlog. There have been no changes to the critical accounting policies and estimates, as discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2017, which we believe are those related to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Concentration of Credit and Other Risks

Our cash, cash equivalents and investments are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three and nine months ended March 31, 2018, there were no customers that represented 10% or more of total net revenue. For the three and nine months ended March 31, 2017, there was one customer that represented 13% of total net revenue and no customers that represented 10% or more of total net revenue, respectively. As of March 31, 2018, no customer accounted for more than 10% of our total accounts receivable. Two customers accounted for 19% and 11%, respectively, of our total accounts receivable as of June 30, 2017.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of March 31, 2018, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. As mentioned in Note 5. Investments to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in January 2018, we sold all of our investments in available for sales securities. As a result, we no longer carry investments that are sensitive to interest rate risk.

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the Notes. The interest rates on the Notes are fixed and interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of March 31, 2018, borrowings under the Term Loan totaled $40.0 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $28.0 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.3 million. Refer to Note 9. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2018, we had an accumulated deficit of $473.3 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, maintaining or increasing our gross margins, controlling our costs and effectively managing our growth. We cannot assure you that we will be able to achieve profitability. In the event we fail to achieve profitability, our stock price could decline.

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

•	the proportion of revenue attributable to orders placed by our distributors, which may be more difficult to forecast due to factors outside our control.

Our operating results may also be affected by a number of other factors some of which are outside of our control, including:

•	the proportion of revenue attributable to our legacy service plans;

•	timing and level of expenditures associated with new product development activities;

•	regulatory requirements in some states for a certificate of need prior to the installation of a radiation device or foreign regulatory approvals, such as Class A user licenses in China;

•

delays in shipment, for example, due to unanticipated construction delays at customer locations where our products are to be installed, cancellations by customers, natural disasters or labor disturbances;

•	delays in our manufacturing processes or unexpected manufacturing difficulties

•	the timing of the announcement, introduction and delivery of new products or product upgrades by us and by our competitors;

•	timing and level of expenditures associated with expansion of sales and marketing activities such as trade shows and our overall operations; and

•	fluctuations in our gross margins and the factors that contribute to such fluctuations.

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

We report on a quarterly and annual basis our orders and backlog. Unlike revenue, orders and backlog are not defined by U.S. GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm. Also, for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenue. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenue. Particularly high levels of cancellations or age-outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher Days Sales Outstanding and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2018, customer contracts with extended payment terms of more than one year amounted to approximately 9% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At March 31, 2018, we had $70.4 million in cash and cash equivalents and $0.9 million in investments. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third-party financial institutions and primarily consist of U.S. agency and corporate debt securities. To date, we have experienced no material realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We have outstanding indebtedness in the form of our 3.75% Convertible Notes, Revolving Credit Facility and Term Loan and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

In August 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2022 (the  “3.75% Convertible Notes”). As our debt matures, we anticipate having to expend significant resources to either repay or refinance the 3.75% Convertible Notes. For example, in August 2017, in connection with the issuance of the 3.75% Convertible Notes, we (i) exchanged approximately $47.0 million aggregate principal amount of our then-outstanding 3.50% Convertible Senior Notes due 2018 and 3.50% Series A Convertible Senior Notes due 2018 (collectively, the “3.50% Convertible Notes”) for $53.0 million aggregate principal amount of 3.75% Convertible Notes and (ii) repurchased approximately $28.0 million of 3.50% Convertible Notes. If we decide to refinance the 3.75% Convertible Notes in the future, we may be required to do so on different or less favorable terms or we may be unable to refinance the 3.75% Convertible Notes at all, both of which may adversely affect our financial condition.

In June 2017, we entered into a credit and security agreement that provided us with an initial revolving credit facility (the “Revolving Credit Facility”) of $52.0 million, which was amended in December 2017 to reduce the Revolving Credit Facility to $32.0 million. In December 2017, we also entered into a credit and security agreement that provides for an initial term loan of $40.0 million with an additional tranche of $20.0 million available if specified conditions are met on or prior to December 31, 2018 (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”).

As of March 31, 2018, we had total consolidated liabilities of approximately $342.5 million; including long-term liability components of the 3.75% Convertible Notes of $68.6 million, and the Revolving Credit Facility of $28.0 million and the Term Loan of $37.7 million. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

The credit and security agreements governing the Credit Facilities also includes certain restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. In addition, the such agreements require us to meet certain financial covenants, including a “Fixed Charge Coverage Ratio” and minimum consolidated “Net Revenue,” both as defined in the applicable credit and security agreement governing the Credit Facilities. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. From time to time to we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the applicable credit and security agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates. Additionally, a default on indebtedness could result in a default under the terms of the indentures governing our 3.75% Convertible Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Accuray Incorporated under the Securities Act or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURAY INCORPORATED

Date: May 2, 2018
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin M. Waters
Kevin M. Waters
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)