Form 10-K
period 2018-06-30
ACCURAY INC
filed 2018-08-24
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001‑33301

ACCURAY INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	20‑8370041
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1310 Chesapeake Terrace

Sunnyvale, California 94089

(Address of Principal Executive Offices) (Zip Code)

Registrants’ telephone number, including area code: (408) 716‑4600

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non‑accelerated filer	☐	Smaller reporting company	☐
				(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant based on the last sale price for such stock on December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was: $246,956,445. Shares of the registrant’s common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 15, 2018, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 86,488,060.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2018 Annual Meeting of stockholders (the “2018 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2018

FORM 10‑K

ANNUAL REPORT

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi‑Art®, RayStation®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS® InCise™, Iris™, M6™ Series, OIS Connect™, PlanTouch®, PreciseART®, PreciseRTX®, Treatment Planning System™, QuickPlan®, TomoDirect™, TomoEdge™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, Tomo Quality Assurance™, Radixact®, Onrad ™, StatRT™, and VoLO™. ImagingRing® is a registered trademark belonging to medPhoton GmbH. RayStation® is a registered trademark belonging to RaySearch Laboratories, AB.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding future revenues and expenses, including research and development, sales and marketing, and general and administrative expense; our sales, distribution and marketing efforts; reimbursement rates and its effects on our business; regulatory requirements, including our compliance with applicable regulations; future orders; the radiation therapy market; our strategy; our products, including its benefits to patients and physicians; our suppliers and manufacturing facilities; our intellectual property rights; the expected impact of changes in laws and regulations, including regulatory and tax laws; our expectations regarding litigation matters; our expectations regarding future capital requirements; our earnings or other financial results; and other statements using words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “seek,” “should,” “will” and “would,” and words of similar import and the negatives thereof. Accuray Incorporated (“we,” “our,” or the “Company”) has based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Forward‑looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could contribute to such differences include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of this report. These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K and are subject to business and economic risks. We undertake no obligation to update or revise any forward‑looking statements to reflect any event or circumstance that arises after the date of this report except as required by applicable law.

PART I

Item 1.  BUSINESS

The Company

Accuray Incorporated is a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of radiation therapy care with the aim of helping patients live longer, better lives. Our innovative technologies, the CyberKnife and TomoTherapy Systems, including the Radixact System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (SRS), stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image guided radiation therapy (IGRT), and adaptive radiation therapy. The CyberKnife Systems, the TomoTherapy Systems, and the Radixact System have complementary clinical applications, enabling customers to deliver the most precise treatments while minimizing side effects and maximizing patient comfort and care. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities.

The CyberKnife Systems are the only fully robotic systems that deliver SRS and SBRT, and are used to treat multiple types of cancer and tumors throughout the body. The CyberKnife Systems automatically track, detect and correct for tumor and patient movement in real‑time during the procedure, enabling delivery of precise, high dose radiation with sub‑millimeter accuracy while patients breathe normally, without manual user intervention. Treatment with the CyberKnife Systems requires no anesthesia, and treatment sessions are done on an outpatient basis. In addition, the CyberKnife Systems are designed to minimize many of the risks and complications associated with other treatment options. The CyberKnife Systems are the only robotic radiosurgery systems available today which deliver such high precision treatments for intra‑ and extra‑cranial disease sites throughout the body, including prostate, lung, brain, spine, liver, pancreas and kidney. The latest generation CyberKnife M6 Series System is available with the InCise Multileaf Collimator (InCise MLC), the world’s first multileaf collimator (MLC) to be available on a robotic platform. With the addition of the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife Systems, while significantly reducing treatment times, for a wider range of tumor types, including larger and different kinds of tumors than were previously treated. Additional options include the fixed collimator, and the Iris Variable Aperture Collimator, giving clinicians a range of collimation forms to choose from to meet the needs of their patients.

The TomoTherapy Systems, including the Radixact System, the next‑generation TomoTherapy platform, represent the only radiation therapy platform specifically designed for image‑guided intensity‑modulated radiation therapy (IG‑IMRT). Based on a ring gantry CT scanner platform, the TomoTherapy System provides continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician‑specified direct beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver dose distributions which precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for patients. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung, and head and neck cancers, in addition to complex treatments such as total marrow irradiation, while minimizing side effects; and enable efficient daily imaging to ensure the accuracy of the patient position before each treatment delivery. The TomoTherapy and Radixact Systems include the following options: TomoHelical, TomoDirect, and TomoEdge dynamic jaws. The system configuration depends on the options chosen by the customer. When we refer to “TomoTherapy Systems” in this Annual Report on Form 10‑K, we mean that term to include the Radixact System as well, unless otherwise noted.

We have also introduced the Onrad System, a lower priced, direct delivery system, in China. The Onrad System is designed to meet the ease of use and throughput demands of a market segment in which we have not previously competed.

We were incorporated in California in 1990 and commenced operations in 1992. We reincorporated in Delaware in 2007. Our principal offices are located at 1310 Chesapeake Terrace, Sunnyvale, CA 94089, and our telephone number is (408) 716‑4600.

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

Cancers can be broadly divided into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood‑borne cancers, such as leukemia. The most common causes of cancer deaths are cancers of lung, liver, colorectal, stomach and breast. The American Cancer Society (the “ACS”) estimates that solid tumor cancers will account for approximately 1.6 million, or approximately 92% of new cancer cases diagnosed annually.

Traditional methods for the treatment of solid tumor cancers include chemotherapy, surgery and radiation therapy. The most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high‑energy radiation generated by medical equipment external to the patient. The global radiotherapy equipment and software market has three main segments: Linear Accelerators (Linacs), Treatment Planning Systems, and Radiation Therapy Simulators. According to the January 2016 Radiation Therapy Equipment Report by Global Industry Analysts, Inc., Linear Accelerators represent the largest segment of radiotherapy equipment and are forecast to expand from an estimated $3.4 billion for 2014 to reach $5.2 billion by the year 2020. Treatment planning systems are poised to grow to $1.9 billion by 2020, up from an estimated $1.1 billion in 2014. Increasing preference for non‑surgical options is a major factor promoting radiotherapy. Approximately 60% of cancer patients worldwide will undergo some form of radiation therapy during the course of their treatment. While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linacs to adequately treat their domestic cancer patient populations. We believe increasing demand for advanced medical treatments in many international markets and growth in cancer incidences worldwide will continue to drive demand for advanced linacs in the coming years.

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

Radiation Therapy

Radiation therapy is used to treat a wide range of cancer and tumor types by using high‑energy radiation to destroy cancer cells and shrink or control the growth of tumors. Radiation therapy works by exposing clusters of cancer cells, or tumors, to a dose of high‑energy radiation sufficient to cause cell death and prevent cells from multiplying. During external beam radiation therapy, the clinician’s goal is to target radiation delivery to the tumor as precisely as possible in order to maximize the radiation dose delivered to cancerous tissue and minimize the exposure of healthy tissue. Recent advances in radiation therapy technologies have allowed clinicians to further improve the ability to target the radiation dose more precisely at cancer cells while minimizing the exposure of healthy tissue. These advances include the following:

Intensity modulated radiation therapy.  Intensity modulated radiation therapy involves varying, or modulating, the radiation beam intensity across the treatment area. This technique aims to conform the high dose region of the radiation beam more closely with the shape of the tumor, enabling the delivery of higher doses of radiation to tumors with a reduced impact on surrounding healthy tissue.

Image guided radiation therapy.  IGRT involves delivering radiation guided by images of the treatment area taken shortly before and/or during treatment using CT scan, x‑ray, ultrasound or other imaging technologies. By combining imaging with radiation treatment, clinicians can adjust the patient’s position relative to the radiation source prior to each treatment to target the tumor more precisely.

Radiosurgery and Stereotactic Body Radiation Therapy.  Radiosurgery is a form of radiation therapy that uses precisely targeted radiation to destroy tumors. Radiosurgery is non‑invasive; there is no cutting involved. It is commonly used by neurosurgeons to treat conditions within the brain and spine. SBRT is a treatment that uses precisely targeted radiation, like radiosurgery, to destroy tumors located outside the brain and spine. Radiosurgery and SBRT typically involve the delivery of a single high dose radiation treatment or a few fractionated radiation treatments (usually up to five) to ablate (destroy) all tissue within the tumor. To achieve the accuracy and precision required for both radiosurgery and SBRT, image guidance during treatment, the ability to adjust the aim of the beam in real‑time to compensate for tumor motion and a wide range of beam angles, are critical for treatment.

Adaptive radiation therapy.  Adaptive radiation therapy involves adjusting a patient’s radiation therapy plan during or between fractions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. While there is no widely accepted definition of adaptive radiation therapy, it has been characterized to include as little as an adjustment to the physical position of the patient relative to the radiation source prior to treatment, as occurs during IGRT, rather than an adjustment to the treatment plan. Our approach is based on the belief that adaptive radiation therapy requires monitoring and adjustments to the treatment plan facilitated by both the regular acquisition of updated quantitative images showing the location, size, shape and density of the tumor, and verification of the radiation dose received by the patient throughout the entire course of treatment.

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

Despite advances in radiation therapy techniques, most commercially available radiation therapy systems from other manufacturers still present significant limitations that restrict clinicians’ ability to provide the most precise treatment possible. These limitations include:

Limited versatility and precision.  The C‑arm configuration of traditional radiation therapy systems has a limited range and speed of motion because of its size and mechanical structure. C‑arm linac architecture is limited to delivering radiation in a single plane (coplanar) thus limiting its radiation delivery capability for complex and advanced cases. Additionally, most previously existing MLCs, which modulate or shape the radiation beams, have mechanical limitations that reduce their beam‑shaping ability and the speed at which they operate. These design elements limit the motion and dynamic range of IMRT intensities capable of being delivered by traditional radiation therapy systems and often make it challenging to achieve the precision needed to maximize dose to the tumor while avoiding damage to healthy tissue and minimizing side effects. These limited treatment angles reduce the ability to deliver precisely targeted radiation that minimizes exposure to healthy tissue. Such imprecision may prevent clinicians from treating tumors near sensitive anatomic structures, such as the eye or the spinal cord, or from re‑treating patients in an area of the body that was previously exposed to radiation and may be unable to tolerate additional exposure.

Limited ability to provide frequent, quantitative images.  Precise radiation therapy requires frequent images that accurately depict the size, shape and location of the tumor. Many traditional radiation therapy systems use imaging technologies that are not generally used on a daily basis to generate a quantitative assessment of the patient’s and/or target volume’s position due to concerns about the additional radiation exposure. In addition, traditional radiation therapy systems measure the amount of radiation emitted by the device based on the system’s performance specifications. This calculation does not provide the clinician with data regarding the amount of radiation that was received by the patient or what tissue within the patient’s body received any particular amount of radiation. Since it is common for internal organs to shift and for the size of the tumor to change during the course of treatment, failure to obtain updated images and adapt the patient and/or plan throughout the course of treatment may result in a portion, or potentially all, of the radiation dose missing the tumor and instead being absorbed by healthy tissue.

Failure to integrate multiple functions.  The basic architecture for traditional radiation therapy systems pre‑dates many recent advances that enable integrated imaging, treatment planning, dose verification or quality assurance capabilities necessary for more advanced treatment protocols. Some conventional systems have been subsequently adapted to include certain elements of this functionality by incorporating modular add‑on devices to legacy linac designs. These separate modular components can provide imaging, treatment planning, quality assurance procedures or post‑treatment analysis functionality. However, this add‑on architectural approach can have safety, accuracy, and workflow implications because of the manual methods used for checking proper system operation.

Development of Radiosurgery

Advanced radiation therapy systems designed to deliver radiosurgery or stereotactic body radiation therapy differ from traditional radiation therapy systems in that they are designed to deliver a very high cumulative dose of radiation, in a single or a small number of treatments precisely targeted at the tumor rather than at a region that consists of the tumor plus healthy tissue that surrounds the tumor area. The more accurate delivery of radiation allows higher doses to be delivered, increasing the probability of tumor cell death and better local control. In addition, radiosurgery can be administered to patients who have inoperable or surgically complex tumors, or who may prefer a clinically effective, non‑surgical treatment option.

Our Strategy

Our goal is to develop equipment and technology that enable physicians to deliver precise, customized, leading‑edge treatments that help cancer patients live longer, better lives. We endeavor to achieve this goal by expanding the clinical options for healthcare providers, helping them offer the best radiation treatment for each patient and by providing patients with treatment tailored to their specific needs. Our vision is a future where the fear, pain and suffering of cancer are a thing of the past. We believe our current technologies and our future innovation can help to achieve this. Some of the key elements of our strategy include the following:

Increase physician adoption and patient awareness to drive utilization.  We are continually working to increase adoption and awareness of our systems and demonstrate their advantages over more traditional treatment methods. We hold and sponsor symposia and educational meetings and support clinical studies to demonstrate the clinical benefits of our systems. We regularly meet with clinicians to educate them on the expanded versatility that our systems offer in comparison to more traditional radiation therapy products or surgery. We are continuously expanding our digital and social presence to reach and educate a broader audience of physicians and patients. To support awareness of all our product offerings, we assist our customers with increasing patient awareness in their communities by providing them tools to develop marketing and educational campaigns.

Continue to expand the radiosurgery market.  While radiosurgery has traditionally been used to treat brain tumors, the CyberKnife Systems received U.S. Food and Drug Administration (FDA), clearance in 2001 to treat tumors anywhere in the body. Our system data demonstrates that over 55% of CyberKnife utilization is for cancers and tumors in the body in places other than the brain. There are now hundreds of peer‑reviewed publications supporting use of CyberKnife in treatment of various cancer and tumor types.

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

Our Products

Our suite of products includes the CyberKnife Systems and the TomoTherapy Systems, including the Radixact System, the next generation TomoTherapy platform. We also offer our Onrad Treatment Delivery System, a configuration of the TomoTherapy System designed specifically to meet the needs of the market in China. In addition, our portfolio includes comprehensive software solutions to enable and enhance the precise and efficient radiotherapy treatment with our advanced delivery systems.

The CyberKnife Systems

Our principal radiosurgery products are the CyberKnife Systems, a robotic full‑body radiosurgery system designed to treat tumors anywhere in the body non‑invasively, which include the CyberKnife M6 Series with configuration options of fixed collimators plus the Iris Variable Aperture Collimator (FI), fixed collimators plus the InCise MLC (FM) and fixed collimators plus the Iris Variable Aperture Collimator plus the InCise MLC (FIM).

Using continual image guidance technology and computer controlled robotic mobility, the CyberKnife Systems are designed to deliver precise radiation from a wide array of beam angles and automatically track, detect and correct for tumor and patient movement in real‑time throughout the treatment. This design is intended to enable the CyberKnife Systems to deliver high‑dose radiation with precision, which minimizes damage to surrounding healthy tissue and eliminates the need for invasive head or body stabilization frames. Our patented image‑guidance technology correlates low dose, real‑time treatment X‑rays with images previously taken with a CT scan of the tumor and surrounding tissue to direct each beam of radiation with increased precision versus treatments without this real‑time feedback. This, in turn, enables delivery of a highly conformal, non‑isocentric dose of radiation to the tumor, with minimal radiation delivered to surrounding healthy tissue. With its autonomous ability to track, detect and correct for even the slightest tumor and patient movement throughout the entire treatment, the CyberKnife System is intended to provide clinicians with an effective and accurate treatment.

Our configurations of CyberKnife Systems include the following:

The CyberKnife M6 Series with configurations of FI, FM and FIM.  The M6 Series has been approved/cleared by the FDA, and is able to be sold in most major markets globally. It is used with either of the following options: an Iris collimator (I) or a multileaf collimator (M). With the InCise MLC, larger tumors previously thought untreatable with radiosurgery and SBRT are able to be treated efficiently and with unrivaled accuracy and tissue sparing. The InCise MLC and IMRT planning tools enable expansion of indications that can be treated with a CyberKnife to include many IMRT indications. The CyberKnife M6 Series includes disease‑specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, treatment speed improvements, more options to configure the treatment room, expanded number of nodes leading to more coverage and sparing of healthy tissue.

We believe the CyberKnife Systems offer clinicians and patients the following benefits:

The only truly robotic system in the market.  Combining the benefits of continual image guidance and non‑isocentric, non‑coplanar treatment delivery, the CyberKnife Systems precisely contour radiation delivery to spare healthy tissue while maintaining sub‑millimeter accuracy, even for targets that move during treatment. The CyberKnife Systems are the clinical solution to choose when accuracy, flexibility, efficiency and patient comfort are essential.

Treatment of inoperable or surgically complex tumors.  The CyberKnife Systems may be used to target tumors that cannot be easily treated with traditional surgical techniques because of their location, number, size, shape or proximity to vital tissues or organs, or because of the age or health of the patient. The CyberKnife Systems’ intelligent robotics enable the precise targeting of a tumor, while at the same time minimizing damage to surrounding healthy tissue.

Treatment of tumors throughout the body.  The CyberKnife Systems have been cleared by the FDA to provide treatment planning and image‑guided radiosurgery treatment for tumors anywhere in the body where radiation treatment is indicated. By comparison, traditional frame‑based radiosurgery systems are generally limited to treating brain tumors and use cobalt 60 radioactive material, which decays over time and is difficult to replace. The CyberKnife Systems are being used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the lung, liver, prostate, kidney and pancreas in addition to tumors in the brain, with the same sub‑millimeter accuracy in every disease site.

Real‑time tracking of tumor movement.  The CyberKnife Systems are designed to enable the treatment of tumors that change position because of respiration, or tumor or patient movement during treatment. The CyberKnife Systems offer the following features which enhance image guided robotic radiation surgery: Synchrony Respiratory Tracking System, Xsight Lung Tracking System, Xsight Spine Tracking System, InTempo Adaptive Imaging System and Lung Optimized Treatment.

Significant patient benefits.  The CyberKnife Systems maximize patient comfort. Patients may be treated with the CyberKnife Systems on an outpatient basis without anesthesia and without the risks and complications inherent in traditional surgery. Patients do not require substantial pre‑treatment preparation, and typically there is little to no recovery time or hospital stay associated with CyberKnife Systems’ treatments. In addition, the CyberKnife Systems eliminate the need for an invasive rigid frame to be screwed into the patient’s skull or affixed to other parts of the body, or for artificial breath holding or gating instruments.

Additional revenue generation through increased patient volumes.  We believe clinical use of the CyberKnife Systems allows our customers to effectively treat patients where extreme precision and ability to account for motion are important, and patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery.

Upgradeable modular design.  The CyberKnife Systems have a modular design, which facilitates the implementation of upgrades that often do not require our customers to purchase an entirely new system to gain the benefits of new features. We continue to work to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access. The main components and options of the CyberKnife Systems include: the compact X‑band linear accelerator; robotic manipulator, the real‑time image‑guidance system with continuous target tracking and correction; X‑ray sources; image detectors. Key features of these components include:

Robotic manipulator arm.  The robotic manipulator arm, with six‑degrees‑of‑freedom range of movement, is designed to move around the patient to position the linac and direct the radiation with an extremely high level of precision and repeatability. The manipulator arm provides what we believe to be a unique method of positioning the linac to deliver doses of radiation from nearly any direction and position, without the limitations inherent in gantry‑based systems, creating a non‑isocentric composite dose pattern with a high level of conformance to the shape of each treated tumor. This flexibility enhances the ability to diversify beam trajectories and beam entrance and exit points, helping to minimize risks of radiation damage to healthy cells near the tumor. Furthermore, the rapid response time of the manipulator arm allows tracking of tumors that move with respiration.

Real‑time image‑guidance system with continuous target tracking and correction.  Without the need for clinician intervention or treatment interruption, the CyberKnife Systems’ real‑time image‑guided robotics are designed to enable continuous monitoring and correction for patient and tumor movements throughout each treatment as it is being delivered.

X‑ray sources.  The low‑energy X‑ray sources generate the X‑ray images that help determine the location of bony or other anatomic landmarks, or implanted fiducials, which are used for tracking throughout the entire treatment.

Image detectors.  The image detectors capture high‑resolution anatomical images throughout the treatment. These live images are continually compared to the patient’s CT scan to determine real‑time patient positioning. Based on this information, the robotic manipulator automatically corrects for detected movements.

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

Synchrony Respiratory Tracking System.  The CyberKnife Systems’ proprietary motion tracking system, the Synchrony Respiratory Tracking System, is the first and only technology to continuously synchronize beam delivery to the motion of the tumor in real time, enabling the delivery of highly conformal radiation beams while reducing healthy tissue exposure. It is used to continuously track tumors that move with respiration as beams are synchronized in real‑time to tumor position while adapting to changes in breathing patterns. The Synchrony system provides what we believe is unsurpassed clinical accuracy of approximately 1.5 millimeters for tumors that move with respiration without the need for implanted fiducials. It makes it possible and practical for clinicians to deliver radiation dose with sub‑millimeter precision, even for tumors that move with respiration.

Xsight Tracking System.  The Xsight Spine and Lung Tacking Systems allow for tracking of tumors without the need for implanted markers in the spine and the lung.

Lung Optimized Treatment.  An integrated suite of tools that provides a complete fiducial‑free clinical solution for lung cancer patients and optimizes non‑invasive lung SBRT treatments.

InTempo Adaptive Imaging System.  The InTempo System is designed to optimize imaging frequency during prostate treatments and uses time‑based image guidance to assist with tracking and correcting non‑predictable intrafraction target motion.

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

TomoTherapy Systems, including the Radixact System, our next generation TomoTherapy platform

The TomoTherapy Systems include the Radixact System, the next‑generation TomoTherapy platform, which includes configuration options of X5, X7 and X9, and the TomoTherapy H Series, with configuration options of TomoH, TomoHD, and TomoHDA. The Radixact System was cleared for sale by the FDA in 2016 and has been cleared in most major markets globally. These systems consist of fully integrated and versatile radiation therapy systems used by healthcare professionals in the treatment of a wide range of cancer types. We believe the TomoTherapy Systems offer clinicians and patients the following benefits:

Versatile treatment capabilities.  The TomoTherapy Systems’ ring gantry platform enables precise and efficient treatments with a high degree of dose conformity. The high‑speed binary MLC, is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam to either block or allow the passage of radiation, effectively modulating and shaping the beam as it is emitted. The combination of the ring gantry and the high‑speed MLC enable treatment to be delivered continuously in a 360‑degree helical pattern around the patient’s body (which we refer to as TomoHelical). Additionally, the TomoDirect feature provides the TomoTherapy System’s added versatility to provide high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. All TomoTherapy Systems enable an operator to provide non‑isocentric 3D conformal radiotherapy image‑guided IMRT, or stereotactic treatments within a typical cylindrical volume of 80 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows single or multiple tumors, located anywhere in body, to be treated in a single session. The TomoTherapy System’s versatility, efficiency and precision offer clinicians an extensive range of effective treatment possibilities.

Daily, quantitative imaging for better identification of tumors, dose verification and treatment planning.  The Radixact Systems offer integrated quantitative CT imaging capabilities, which depict the density of tumors and healthy tissue more accurately than traditional radiation therapy systems. We have recently launched our CTrue IR (Iterative Reconstruction) imaging technology, which uses a low‑intensity, fan beam CT to collect quantitative images prior to each treatment. These images allow lung tissue, fat, muscle and bone to be clearly distinguished. In addition, because of the low radiation dose involved, the clinician can collect daily, quantitative images, which can be used to monitor changes in the patient’s internal anatomy and quickly adapt the plan to those changes if deemed clinically necessary. We believe daily, quantitative, low dose images are essential to enabling optimal patient treatment, helping to ensure that original clinical objectives are achieved, from the first fraction to the last.

Integrated treatment system for precise radiation delivery.  We believe the integration of our CT imaging technology, treatment planning and helical delivery mode of radiation beams enables highly accurate and precise radiation therapy. Our planning software allows clinicians to establish the contours of a tumor and any normal radio-sensitive structures in close proximity to the treatment beam. The TomoTherapy Systems use an intelligent dose optimization algorithm to ensure the radiation beam conforms to the patient’s tumor and minimizes exposure to surrounding healthy tissue structures, providing a highly‑targeted and effective dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues while avoiding damage to nearby healthy tissues, thus also minimizing side effects.

Efficient clinical workflow for Image Guided Radiation Therapy, or IGRT, and adaptive radiation therapy.  The TomoTherapy Systems integrate into a single system all of the key elements for radiation therapy, including treatment planning, CT image‑guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add‑ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients. Conversely, the integrated CTrue IR imaging and treatment features of the Radixact Systems allow clinicians to scan, plan and treat cancer patients efficiently. Treatment plans as well as daily images can be easily accessed remotely, enabling clinical teams to collaboratively work together, regardless of location, ensuring high quality plan development and delivery.

Low barriers to installation and implementation.  All external beam radiation systems must be housed in rooms which have special radiation shielding to capture any radiation not absorbed by the patient. The TomoTherapy Systems’ size and self‑contained design allow customers to retrofit them into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are often required of other radiation therapy systems. With both imaging and radiation delivery capabilities integrated on a ring gantry, the TomoTherapy Systems require less space than other linac systems, which use large moving arms to position the linac or incorporate adjacent imaging equipment used for treatment planning. In addition, because the TomoTherapy Systems have an integrated radiation beam stop, which shields radiation that passes through the patient, they require less radiation shielding in treatment room walls as compared to traditional systems. We also preassemble, test and commission each TomoTherapy System at our manufacturing facility, and ship the system almost fully assembled. This process typically allows radiation “beam on” within four days after delivery and first patient treatments to begin within 14 to 28 days after delivery.

Platform for further technological advancements in adaptive radiation therapy.  We believe the TomoTherapy Systems are uniquely positioned to enable truly adaptive radiation therapy because of their unique ability to provide daily, quantitative images, high speed delivery of radiation from fixed beam angles or helically from 360 degrees around the body and real‑time verification of the dose received by the patient. We believe the combination of these design features and our integrated treatment planning and optimization software will allow us to continue to enhance the TomoTherapy Systems’ adaptive capabilities to enable clinicians to routinely and easily adjust a patient’s treatment as needed, thereby remaining true to the intent of the original treatment plan.

In addition to the functionality listed above, the TomoTherapy Systems may be enhanced with the following product options: TomoDirect Mode and TomoEdge Delivery. Key capabilities of these options are as follow:

TomoDirect Mode.  TomoDirect is standard on the TomoTherapy HDA model and Radixact X7 and X9 models. The TomoDirect mode is a discrete angle, non‑rotational delivery mode for the TomoTherapy Systems that allows the user to create a treatment plan that defines target‑specific gantry angles. Treatment delivery is quickly completed for each beam angle. The TomoDirect mode enables users to plan and treat routine cases with greater efficiency, while achieving the quality of TomoTherapy’s unique beamlet‑based delivery.

TomoEdge Delivery.  TomoEdge is standard on the TomoTherapy HDA model and Radixact X7 and X9 models. By dynamically varying the width of the collimator jaws during treatment delivery, dose to normal healthy tissues immediately adjacent to the tumor is reduced, contributing to the minimization of radiation side effects. Additionally, overall irradiation time is shortened because the jaws opening can effectively tailor to the size of the tumor, enabling more efficient dose coverage. The resulting gains in treatment quality and speed expand the TomoTherapy Systems clinical and market reach within the conventional and stereotactic radiotherapy spaces.

Our Software Solutions

Our Accuray Precision Treatment Planning and iDMS Data Management Systems provide fully integrated treatment planning and data management systems for use with all compatible Accuray delivery systems.

Accuray Precision Treatment Planning.  With a streamlined and intuitive Windows‑based interface, Accuray Precision Treatment Planning System enables clinicians to efficiently generate high quality radiation therapy treatment plans for all case types. It is a complete planning solution, including multi‑modality image fusion with proprietary deformable image registration algorithm, comprehensive suite of contouring tools, AutoSegmentation auto‑contouring options for head and neck, brain, and prostate, side‑by‑side treatment plan comparison, plan summation and evaluation. It supports treatment plan creation for all case types with TomoHelical, TomoDirect IMRT and 3D CRT planning mode on both Radixact and TomoTherapy Systems enabled with iDMS Data Management Systems. It also supports planning for all case types on CyberKnife Systems, including Frameless Intracranial Radiosurgery, Fiducial‑Free Lung Tracking with Dynamic Motion Compensation, SBRT, for the spine, abdomen and pelvis, as well as other forms of SRT and IMRT. It provides fast and accurate dose computation engines for both Accuray treatment systems, including Monte Carlo dose calculation for the CyberKnife InCise multi‑leaf collimator and VoLO Technology for Radixact and TomoTherapy Systems. The VoLO solution features high‑speed parallel processing for both dose calculation and optimization, based on Graphics Processing Unit (GPU) technology that empowers clinicians to create highly customized treatment plans in less time, with greater flexibility to work interactively and in real time to efficiently develop the best IMRT treatment plans for even the most complex cases.

The Accuray Precision Treatment Planning System can be further enhanced with optional advanced capabilities below:

PreciseART Adaptive Radiation Therapy Option.  The PreciseART Radiation Therapy Option extends adaptive radiotherapy possibilities, delivering an entirely new level of system integration and workflow automation for Radixact Treatment Systems and other TomoTherapy Systems compatible with iDMS. The PreciseART Option enables clinicians to monitor patient treatment and efficiently adapt plans, helping clinics of all sizes deliver more precise treatments to more patients. It offers automated processing of daily imaging to enable clinicians to monitor all patients and set protocol‑specific action levels to flag cases for review and possible plan adaptation. Its streamlined re‑planning capabilities leverage full integration of treatment delivery, planning and database systems to allow clinicians to efficiently generate new treatment plans based on previous plan data. It also maintains the integrity of original treatment plans to ensure tumor coverage, preserve Organ‑At‑Risk doses and reduce toxicity. We believe our PreciseART software is the only practically usable adaptive therapy solution available to the mainstream radiation therapy market.

PreciseRTX Retreatment Option.  The PreciseRTX Retreatment Option from Accuray, developed in partnership with MIM Software, makes retreatment planning more efficient and effective. The option helps to accelerate and enhance the process of creating new treatment plans for patients who have received previous irradiation. The workflow includes importation of patient dose data, from either Accuray or non‑Accuray planning systems, automatic deformation of original plan contours onto a new treatment planning CT, automatic deformation of previously delivered dose onto a new planning CT, generation of the re‑treatment plan based on the information from existing plan and summation of the original and new treatment plans to review the total dose.

Accuray iDMS Data Management System.  Accuray iDMS creates a centralized platform for storing and managing all patient and treatment plan data. Designed to integrate with a wide range of technologies and systems, iDMS enables users and applications to securely and seamlessly access the data they need to drive efficient, informed, effective treatment. Information for patients to‑be‑treated or previously treated on any iDMS‑compatible Accuray treatment delivery system will be maintained as a single treatment record, providing the flexibility to treat patients on any available Accuray treatment delivery system compatible with iDMS. It can manage users and privileges to control patient data access. It supports the Storage Vault option which can safely maintain years of encrypted patient data. It also offers customizable report generation of patient, plan and treatment system with Report Administration Application. In addition, the Accuray iDMS enables connectivity between Accuray Systems with other systems in radiation oncology departments, encompassing the entire radiotherapy workflow. iDMS offers several key capabilities:

OIS Connect Option.  The OIS Connect software option is a DICOM standard‑based solution that provides the ability to interface all iDMS‑enabled Accuray treatment systems to a compatible Oncology Information System (OIS). This integration with electronic medical record generates a comprehensive export of the radiotherapy treatment history delivered using Accuray treatment systems.

PlanTouch.  PlanTouch is the first commercially available, fully integrated software application in radiation oncology that allows physicians to remotely review and approve patients’ radiation treatment plans for all iDMS‑enabled Accuray treatment systems on an iPad. It offers the freedom of portability and access to the review functionalities of the Accuray Precision Treatment Planning System in a secure and simple way. PlanTouch gives users the freedom they desire and the efficiency the department needs.

Tomo Quality Assurance (TQA) package.  The TQA application offers trending and reporting of many system and dosimetric parameters that allow physicians to monitor the performance of their TomoTherapy Systems.

Delivery Analysis.  Delivery Analysis is a software option for TomoTherapy Systems that enables easy pre‑treatment patient QA and also offers an innovative capability to monitor doses throughout the patient treatment using detector signals to ensure that the patient is receiving the expected dose from treatment to treatment. The product option provides both high level analytics for summary display as well as detailed analysis capability.

Sales and Marketing

In the United States, we primarily market to customers directly through our sales organization, and we also market to customers through sales agents and Integrated Delivery Networks (IDNs). Outside the United States, we market to customers directly and through distributors. We have sales and service offices in Europe, Japan, China, and other countries in Asia, Latin America, and throughout the world.

In direct sales markets, we employ a combination of territory sales managers, training specialists and marketing managers. Territory sales managers and product specialists are responsible for selling the systems to hospitals and stand‑alone treatment facilities. Our marketing managers help market our current products and work with our engineering group to identify and develop upgrades and enhancements for our suite of products. Our training specialists train radiation oncologists, surgeons, physicists, dosimetrists and radiation therapists.

We market our products to radiation oncologists, neurosurgeons, general surgeons, oncology specialists and other referring physicians in hospitals and stand‑alone treatment facilities. We intend to continue to increase our focus on marketing and education efforts to surgical specialists and oncologists responsible for treating tumors throughout the body, and are also working closely with hospital administrators to demonstrate the economic benefits of our offering. Our marketing activities also include efforts to inform and educate cancer patients about the benefits of the CyberKnife and TomoTherapy Systems.

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

Some of the components are obtained from single‑source suppliers. These components include the gantry, couch, magnetron and solid state modulator for the TomoTherapy Systems and the robot, couch, and magnetron for the CyberKnife Systems. In most cases, if a supplier was unable to deliver these components, we believe we would be able to find other sources for these components subject to any regulatory qualifications, if required. In the event of a disruption in any of these suppliers’ ability to deliver a component, we would need to secure a replacement supplier. Additionally, any disruption or interruption of the supply of key subsystems could result in increased costs and delays in deliveries of our treatment systems, which could adversely affect our reputation and results of operations. To help mitigate these risks, we negotiate long‑term supply contracts or submit long‑term orders and forecasts to our single‑source suppliers with the goal that our demand can be satisfied and any capacity problem can be mitigated.

Currently, we manufacture our CyberKnife and TomoTherapy Systems in Madison, Wisconsin. We manufacture the linear accelerator for our TomoTherapy Systems at our Chengdu, China facility and we manufacture the linear accelerator for our CyberKnife Systems at our Sunnyvale, California facility. Our facilities employ state‑of‑the‑art manufacturing techniques and equipment. The components manufactured at our Chengdu facility are produced under the International Standard Organization (ISO), 9001:2008 certified quality management systems. The completed medical devices are designed, manufactured, installed, serviced and distributed at our Sunnyvale, Madison and Morges facilities under quality management systems which are compliant to the internationally recognized quality system standard for medical devices ISO, 13485:2003, and the Quality System regulations enforced by the FDA. We believe our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

The manufacturing processes at our facilities include fabrication, subassembly, assembly, system integration and final testing. Our manufacturing personnel consist of fabricators, assemblers and technicians supported by production engineers as well as planning and supply chain managers. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on‑line inspection. We have also incorporated lean manufacturing techniques to improve manufacturing flow and efficiency. Lean manufacturing techniques include reducing wasteful and extraneous activities, balancing assembly and test flow, as well as better utilizing production assets and resources.

Intellectual Property

The proprietary nature of, and protection for, our products, product components, processes and know‑how are important to our business. We seek patent protection in the United States and internationally for our systems and other technology where available and when appropriate. We may also in‑license the technology, inventions and improvements that we consider important to the development of our business. In addition, we also rely upon trade secrets, know‑how, trademarks, copyright protection, as well as confidentiality agreements with employees, consultants and other third parties, to protect our proprietary rights and to develop and maintain our competitive position.

As of June 30, 2018, we held exclusive field of use licenses or ownership of approximately 435 U.S. and foreign patents, and approximately 87 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy Systems, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

We periodically monitor the activities of our competitors and other third parties with respect to their use of intellectual property.

Research and Development

Continued innovation is critical to our future success. Our current product development activities include projects expanding clinical applications, driving product differentiation, and continually improving the usability, interoperability, reliability, and performance of our products. We continue to seek to develop innovative technologies so that we can improve our products and increase our sales. Some of our product improvements have been discussed above under the heading “Our Products.”

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

As of June 30, 2018, we had approximately 207 employees in our research and development departments. Research and development expenses for the fiscal years ended June 30, 2018, 2017, and 2016 were $57.3 million, $49.9 million and $56.7 million, respectively.

We anticipate that research and development expenses in fiscal 2019 will be slightly lower than fiscal 2018 based on our current roadmap.

A key component of our research and development program is our collaboration with research programs at selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. Our agreements with these third‑party collaborators generally require us to make milestone‑based payments during the course of a particular project and often also require that we make up‑front payments to fund initial activities. Generally, we obtain non‑exclusive worldwide rights to commercialize results from the collaboration with an option to negotiate an exclusive license. For inventions resulting from the collaboration that we own or exclusively license, we generally grant a royalty‑free license for the purpose of continuing the institution’s research and development, and from time to time, we also grant broader licenses. Our research collaboration programs include work on clinical protocols and hardware and software developments. We also work with suppliers to develop new components in order to increase the reliability and performance of our products and seek opportunities to acquire or invest in the research of other parties where we believe it is likely to benefit our existing or future products.

We have entered into collaboration agreements with a variety of industrial partners within the fields of radiation oncology and medical imaging to provide us with opportunities to accelerate our innovation capability and bring complimentary products and technologies to market. We continue to seek out new partnerships to complement our internal developments and implement our product strategies.

Competition

The medical device industry in general and the non‑invasive cancer treatment field in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and regulatory clearance and approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well‑established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery and other forms of minimally invasive procedures, brachytherapy, chemotherapy and other drugs remain alternatives to the CyberKnife and TomoTherapy Systems.

New product sales in this competitive market are primarily dominated by two companies: Elekta AB (Elekta) and Varian Medical Systems, Inc. (Varian). Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image‑guidance systems to perform both radiosurgical and radiotherapy procedures. Our other competitors include BrainLAB AG (BrainLAB), ViewRay Inc. (ViewRay), and other companies in the radiosurgical and radiation therapy markets.

Furthermore, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, MRI‑guided radiotherapy systems, proton therapy systems, drug treatment, immunotherapy, gene therapy, and other approaches. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy Systems and their technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assume that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete or less useful. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our competitive position also depends, among other things, on:

•	Widespread awareness, acceptance and adoption of our products by the radiation oncology and cancer therapy markets;
•	Innovations that improve the effectiveness and productivity of our systems’ treatment processes and enable them to address emerging customer needs;
•	Availability of reimbursement coverage from third‑party payors (including insurance companies, governments, and/or others) for procedures performed using our systems;
•	Published, peer‑reviewed data supporting the efficacy and safety of our systems;
•	Limiting the time required from proof of feasibility to routine production;
•	Limiting the time period and cost of regulatory approvals or clearances;
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

Our customers’ equipment purchase considerations typically include reliability, treatment quality, service capabilities, patient throughput, price, payment terms and equipment supplier viability. We believe we compete favorably with our competitors on price and value based upon the technology offered by our treatment systems. We strive to provide a technologically superior product that covers substantially all aspects of radiation therapy to deliver precise treatments with high‑quality clinical outcomes that meet or exceed customer expectations.

In addition to competition from technologies performing similar functions as our treatment systems, competition also exists for the limited capital expenditure budgets of our customers. For example, our treatment systems may compete with other equipment required by a radiation therapy department for financing under the same capital expenditure budget, which is typically limited. A purchaser, such as a hospital or cancer treatment center, may be required to select between the two items of capital equipment. Our ability to compete may also be adversely affected when purchase decisions are based solely upon price, since our products are premium‑priced systems due to their higher level of functionality and performance.

U.S. Reimbursement

In the United States, healthcare providers that purchase capital equipment such as the CyberKnife and TomoTherapy Systems generally rely on government and private third‑party payors for reimbursement for the healthcare treatment and services they provide. Examples of these types of payors include Medicare, Medicaid, private health insurance plans, and health maintenance organizations, which reimburse all or a portion of the cost of treatment, as well as related healthcare services. Reimbursement involves three components: coverage, coding and payment.

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

Coding

The codes that are used to report radiosurgery treatment delivery in 2018 for the hospital outpatient department are Current Procedural Terminology (CPT) codes 77372 and 77373 for single fraction intracranial radiosurgery and single fraction extracranial/multi‑session radiosurgery/stereotactic body radiation therapy. For freestanding centers, robotic radiosurgery is billed with robotic radiosurgery Healthcare Common Procedural Codes (HCPCs) G0339 and G0340. The non‑robotic SRS/SBRT codes 77372 and 77373 are also payable codes in the freestanding site of service for non‑robotic SRS/SBRT.

In 2018, in the hospital outpatient department, IMRT delivery is billed under CPT code 77385 for prostate, breast and physical compensator IMRT and 77386 for all other treatments. For 3D CRT three codes are used to report simple, intermediate, and complex treatments. Treatments using our TomoTherapy Systems, which are considered complex treatments, are reported under the complex 3D‑CRT code 77413. In December 2015, the Patient Access and Medicare Protection Act stopped the IMRT and 3D CRT delivery codes from being implemented in the freestanding center setting until 2019. In 2018, the Bipartisan Budget Act extended this freeze for an additional year, through calendar year 2019. Until 2020, a series of temporary G codes will be used instead. For non robotic SRS and SBRT, billed under CPT codes 77372 and 77373, the freeze did not apply, and temporary G codes were not assigned to these services. We expect all valid delivery codes will be recognized by commercial payers. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

Payment

In the United States, the majority of procedures using the CyberKnife, TomoTherapy, and Radixact Systems are performed in the hospital outpatient department. Payment rates are established based on cost data submitted by hospitals. The Centers for Medicare and Medicaid Services (CMS) pays separately for ancillary procedures in addition to the delivery of IMRT, 3D CRT, and SRS/SBRT as well as a Comprehensive APC that bundles delivery and some ancillary services for single session cranial radiosurgery. No major changes in payment by CMS have occurred in the past three years and none are proposed for 2019. Payment rates as proposed would result in slight increases for all modalities.

Payment for treatment with CyberKnife and TomoTherapy Systems are also available in the freestanding center setting. In 2018, the primary treatment delivery codes for robotic radiosurgery are carrier priced under Medicare and payment ranges from low payment to parity with hospitals or above the hospital rates. In 2019, it is expected the robotic SRS/SBRT delivery codes will remain contractor priced. Payment rates for IMRT and 3DRT procedures are set by CMS with adjustments to account for geographic market variations. No major cuts by CMS have occurred to IMRT and 3DCRT in the past three years and payment is expected to remain stable through 2019 as mandated by the 2015 Patient Access and Medicare Protection ACT and the Bipartisan Budget Act of 2018. For delivery of non-robotic SBRT, CMS has proposed a significant cut in 2019 of 18%, which would be the first of four similar cuts through 2022, if this proposal is finalized. While our freestanding center installed base that performs a significant volume of SBRT is extremely small, this proposal could have a slight negative impact our business if not overturned.

The federal government reviews and adjust rates annually, and from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services, including radiotherapy and radiosurgery, in hospitals and free‑standing clinics. In the past, we have seen our customers’ decision‑making process complicated by the uncertainties surrounding reimbursement rates for radiotherapy and radiosurgery in the United States. State government reimbursement for services is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations.

Foreign Reimbursement

Internationally, reimbursement and healthcare payment systems vary from country to country and include single‑payor, government‑managed systems as well as systems in which private payors and government‑managed systems exist side‑by‑side. In general, the process of obtaining coverage approvals has been slower outside of the United States. Our ability to achieve adoption of our treatment systems, and significant sales volume in international markets, will depend in part on the availability of reimbursement for procedures performed using our products.

Regulatory Matters

Domestic Regulation

Our products and software are medical devices subject to regulation by the FDA, as well as other regulatory bodies. FDA regulations govern the following activities that we perform and will continue to perform to ensure medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	Product design and development;
•	Document and purchasing controls;
•	Production and process controls;
•	Labeling and packaging controls;
•	Product storage;

•	Recordkeeping;
•	Servicing;
•	Corrective and preventive action and complaint handling;
•	Pre‑market clearance or approval;
•	Advertising and promotion; and
•	Product sales and distribution.

FDA pre‑market clearance and approval requirements.  Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either 510(k) clearance or pre‑market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre‑market notification requesting permission to commercially distribute the device, known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life‑sustaining, life‑supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) devices, are placed in class III, requiring pre‑market approval. All of our current products are class II devices requiring 510(k) clearances.

510(k) clearance pathway.  When a 510(k) clearance is required, we must submit a pre‑market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre‑market approval applications (PMA). By statute, the FDA has targets to clear or deny a 510(k) pre‑market notification after 90 days of review from submission of the application. Clearance generally takes longer as the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

In January 2002, we received 510(k) clearance for the TomoTherapy Hi‑Art System intended to be used as an integrated system for the planning and delivery of IMRT for the treatment of cancer. In August 2008, we received 510(k) clearance for our TomoDirect System. In June 2016, we received 510(k) clearance for the Radixact Treatment Delivery Platform. We also received 510(k) clearance for our new treatment planning and data management systems, Accuray Precision Treatment Planning System and iDMS Data Management System.

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

Pre‑market approval (PMA) pathway.  A PMA must be submitted to the FDA if the device is not eligible for the 510(k) clearance process. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate reasonable evidence of the device’s safety and efficacy to the FDA’s satisfaction. Currently, no device we have developed and commercialized has required pre‑market approval.

Product modifications.  After a device receives 510(k) clearance or a PMA approval, it may be changed or modified. Any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance or approval. Regulations provide that the manufacturer initially determines when a specific modification requires notification to FDA. The FDA has issued draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. The FDA reviews the manufacturer’s decision to file a 510(k) or PMA for modifications during facility audits.

We have modified aspects of our CyberKnife and TomoTherapy Systems since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required. The FDA may review our 510(k) filing decision, and can disagree with our initial determination. FDA may take regulatory action from requiring new filings to injunction if it disagrees with our determinations not to seek a new 510(k) clearance or PMA approval for modifications. The FDA reviewed and cleared the most recent versions of the CyberKnife System and TomoTherapy Systems, including the Radixact System, in this fiscal year.

Pervasive and continuing regulation.  After a device is placed on the market, numerous regulatory requirements apply. These include:

•

Quality System Regulation (QSR), which require manufacturers, including third‑party manufacturers, to follow stringent design, testing, documentation and other quality assurance procedures during product design and throughout the manufacturing process;

•	Labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off‑label uses; and
•

Medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.

The FDA has broad post‑market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Our Sunnyvale facility, where we manufacture the CyberKnife Systems, was most recently inspected by the FDA in August 2016. The August 2016 inspection resulted in no observations. In addition, our Madison facility, where we manufacture the finished TomoTherapy and CyberKnife Systems, was most recently inspected by the FDA in July 2012. The July 2012 inspection resulted in no observations. We believe we are in substantial compliance with the QSR. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	Fines, injunctions, consent decrees and civil penalties;
•	Recall or seizure of our products;
•	Operating restrictions, partial suspension or total shutdown of production;
•	Refusing our requests for 510(k) clearance or pre‑market approval of new products or new intended uses;
•	Withdrawing 510(k) clearance or pre‑market approvals that are already granted; and
•	Criminal prosecution.

The FDA also has the authority to require us to repair, replace or refund the cost of any medical device that we have manufactured or distributed. If any of these events were to occur, they could have a material adverse effect on our business.

Radiological health.  Because our CyberKnife and TomoTherapy Systems contain both laser and X‑ray components, and because we assemble these components during manufacturing and service activities, we are also regulated under the Electronic Product Radiation Control Provisions of the United States Federal Food, Drug, and Cosmetic Act. This law requires laser and X‑ray products to comply with regulations and applicable performance standards, and manufacturers of these products to certify in product labeling and reports to the FDA that their products comply with all such standards. The law also requires manufacturers to file new product reports, and to file annual reports and maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed. Assemblers of diagnostic X‑ray systems are also required to certify in reports to the FDA, equipment purchasers, and where applicable, to state agencies responsible for radiation protection, that diagnostic and/or therapeutic X‑ray systems they assemble meet applicable requirements. Failure to comply with these requirements could result in enforcement action by the FDA, which can include injunctions, civil penalties, and the issuance of warning letters.

Fraud and abuse laws.  We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti‑kickback laws and physician self‑referral laws. Violations of these laws are punishable by significant criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Because of the far‑reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Evolving interpretations of current laws or the adoption of new federal or state laws or regulations could adversely affect many of the arrangements we have with customers and physicians. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Anti‑kickback laws.  Our operations are subject to broad and changing federal and state anti‑kickback laws. The Office of the Inspector General of the Department of Health and Human Services (OIG) is primarily responsible for enforcing the federal Anti‑Kickback Statute and generally for identifying fraud and abuse activities affecting government programs. The federal Anti‑Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. “Remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything of value at less than fair market value.

Penalties for violating the federal Anti‑Kickback Statute include criminal fines of up to $25,000 and/or imprisonment for up to five years for each violation, civil monetary penalties, which could result in treble damages plus fines of up to $50,000 for each violation, and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti‑Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs, and do not include comparable exceptions.

The OIG has issued safe harbor regulations which set forth certain activities and business relationships that are deemed safe from prosecution under the federal Anti‑Kickback Statute. There are safe harbors for various types of arrangements, including, without limitation, certain investment interests, leases and personal services and management contracts. The failure of a particular activity to comply in all regards with the safe harbor regulations does not mean that the activity violates the federal Anti‑Kickback Statute or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG.

The OIG has identified the following arrangements with purchasers and their agents as ones raising potential risk of violation of the federal Anti‑Kickback Statute:

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
•

Research funding arrangements, particularly post‑marketing research activities, that are linked directly or indirectly to the purchase of products, or otherwise inappropriately influenced by sales and marketing considerations; and

•

Other offers of remuneration to purchasers that are expressly or impliedly related to a sale or sales volume, such as “rebates” and “upfront payments,” other free or reduced‑price goods or services, and payments to cover costs of “converting” from a competitor’s products, particularly where the selection criteria for such offers vary with the volume or value of business generated.

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

If our past or present operations are found to be in violation of the federal Anti‑Kickback Statute or similar government regulations to which we or our customers are subject, we or our officers may be subject to the applicable penalty associated with the violation, including significant civil and criminal penalties, damages, fines, imprisonment, and exclusion from the Medicare and Medicaid programs. The impact of any such violation may lead to curtailment or restructuring of our operations. Any penalties, damages, fines, or curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that some of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. If an enforcement action were to occur, our reputation and our business and financial condition could be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with which we do business are found to be non‑compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

Transparency laws.  The Physician Payment Sunshine Act (the Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act on December 14, 2011, requires each applicable manufacturer, which includes medical device companies such as Accuray, to track and report to the federal government on an annual basis all payments and other transfers of value from such applicable manufacturer to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer’s equity, in each case subject to certain statutory exceptions. Such data will be made available by the government on a publicly searchable website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000 per reporting period) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million per reporting period). In addition, we are subject to similar state and foreign laws related to the tracking and reporting of payments and other transfers of value to healthcare professionals. These laws require or will require that we implement the necessary and costly infrastructure to track and report such payments and transfers of value. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

Physician self‑referral laws.  We are also subject to federal and state physician self‑referral laws. The federal Ethics in Patient Referrals Act of 1989, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral.

In addition, in July 2008, CMS issued a final rule implementing significant amendments to the regulations under the Stark Law. The final rule, which was effective October 1, 2009, imposes additional limitations on the ability of physicians to refer patients to medical facilities in which the physician or an immediate family member has an ownership interest for treatment. Among other things, the rule provides that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use basis. Prior to enactment of the final rule, physician owned entities had increasingly become involved in the acquisition of medical technologies, including the CyberKnife System. In many cases, these entities entered into arrangements with hospitals that billed Medicare for the furnishing of medical services, and the physician owners were among the physicians who referred patients to the entity for services. The rule limits these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and could discourage physicians from participating in the acquisition and ownership of medical technologies. The final rule also prohibits percentage‑based compensation in equipment leases. As a result of the finalization of these regulations, some existing CyberKnife System operators have modified or restructured their corporate or organizational structures. In addition, certain customers that planned to open CyberKnife centers in the United States involving physician ownership have restructured their legal ownership structure. Certain entities were not able to establish viable models for CyberKnife System operation and therefore canceled their CyberKnife System purchase agreements. Accordingly, these regulations have resulted in cancellations of CyberKnife System purchase agreements and could also reduce the attractiveness of medical technology acquisitions, including CyberKnife System purchases, by physician‑owned joint ventures or similar entities. As a result, these regulations have had, and could continue to have, an adverse impact on our product sales and therefore on our business and results of operations.

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

Federal False Claims Act.  The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife or TomoTherapy System, with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement, and even though such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated and determined to be in violation of any of these laws.

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

The method of assessing conformity to applicable standards and directives depends on the type and class of the product, but normally involves a combination of self‑assessment by the manufacturer and a third‑party assessment by a notified body, an independent and neutral institution appointed by a European Union member state to conduct the conformity assessment. This relevant assessment may consist of an audit of the manufacturer’s quality system (currently ISO 13485), provisions of the Medical Devices Directive, and specific testing of the manufacturer’s device. In September 2002 and February 2005, our and TomoTherapy’s facilities, respectively, were awarded the ISO 13485 certification, which replaces the ISO 9001 and EN 46001 standards, which have been subsequently maintained through periodic assessments, in accordance with the expiration dates of the standards, and we are currently authorized to affix the CE mark to our products, allowing us to sell our products throughout the European Economic Area.

We are also currently subject to regulations in Japan. Under the Pharmaceutical Affairs Law in Japan, a pre‑market approval necessary to sell, market and import a product (Shonin) must be obtained from the Ministry of Health, Labor and Welfare (MHLW), for our products. A Japanese distributor received the first government approval to market the CyberKnife System from MHLW in November 1996. On June 30, 2009, our subsidiary, Accuray Japan KK, became the Marketing Authorization Holder in Japan, which allowed the Company to directly sell our products in Japan. In August 2010, we received Shonin approval from MHLW to market the CyberKnife G4 System to treat tumors non‑invasively anywhere in the body, inclusive of head and neck. Hi‑ Art Co. Ltd., the original distributor for TomoTherapy in Japan, received the Shonin approval from the MHLW to market the TomoTherapy System for use as an integrated system for the planning and delivery of IMR for the treatment of cancer in January 2006. In July 2012, Accuray took responsibility for both the CyberKnife and TomoTherapy Shonins and the service operations in Japan. In March 2014, we received Shonin approval from MHLW for CyberKnife M6 Series as well as the InCise MLC and in January 2017, we received Shonin approval from MHLW for the Radixact Treatment Delivery Platform.

We are subject to additional regulations in other foreign countries, including, but not limited to, Canada, Taiwan, China, Korea, and Russia in order to sell our products. We intend that either we or our distributors will receive any necessary approvals or clearance prior to marketing our products in those international markets.

State Certificate of Need Laws

In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high‑cost capital items or the provision of new services. These laws generally require appropriate state agency determination of public need and approval prior to the acquisition of such capital items or addition of new services. Certificate of need regulations may preclude our customers from acquiring one of our systems, and from performing stereotactic radiosurgery procedures using one of our systems. Several of our prospective customers currently are involved in appeals of certificate of need determinations. If these appeals are not resolved in favor of these prospective customers, they may be precluded from purchasing and/or performing services using one of our systems. Certificate of need laws are the subject of continuing legislative activity, and a significant increase in the number of states regulating the acquisition and use of one of our systems through certificate of need or similar programs could adversely affect us.

Backlog

For a discussion of the Company’s fiscal 2018 backlog, please refer to the section entitled “Backlog,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees

As of June 30, 2018, we had 998 employees worldwide. None of the employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

Geographic Information

For financial reporting purposes, net sales and long‑lived assets attributable to significant geographic areas are presented in Note 15, Segment Disclosure, to the consolidated financial statements, which are incorporated herein by reference.

Available Information

Our main corporate website address is www.accuray.com. We make available on this web site, free of charge, copies of our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and our proxy statements, and any amendments to those reports, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov.

We also use our investor relations website as a channel of distribution for important company information. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.  RISK FACTORS

We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Form 10‑K, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition and future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the “forward‑looking” statements described elsewhere in this Form 10‑K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward‑ looking” statements.

Risks Related to Our Business

If the CyberKnife or TomoTherapy Systems do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Achieving physician, patient, hospital administrator and third‑party payor acceptance of the CyberKnife and TomoTherapy Systems as preferred methods of tumor treatment is crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife or TomoTherapy Systems unless they determine, based on experience, clinical data and other factors, that the CyberKnife and TomoTherapy Systems are safe and effective alternatives to traditional treatment methods. Further, physicians may be slow to adopt new or updated versions of our CyberKnife and TomoTherapy Systems because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing health care reform initiatives and the evolving U.S. health care environment.

We often need to educate physicians about the use of stereotactic radiosurgery, IGRT and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs, and help train qualified physicians in the skilled use of these systems. In addition, we also must educate prospective customers regarding the entire functionality of our radiation therapy systems and their relative benefits compared to alternative products and treatment methods. We must also increase awareness among potential patients, who are increasingly educated about treatment options and therefore impact adoption of new technologies by clinicians. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that our products will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

In addition, the CyberKnife and TomoTherapy Systems are major capital purchases, and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. These and other factors, including the following, may affect the rate and level of market acceptance of each of the CyberKnife and TomoTherapy Systems:

•	the CyberKnife and TomoTherapy Systems’ price relative to other products or competing treatments;
•	our ability to develop new products and enhancements and receive regulatory clearances and approval, if required, to products in a timely manner;
•	increased scrutiny by state boards when evaluating certificates of need requested by purchasing institutions;
•

perception by patients, physicians and other members of the healthcare community of the CyberKnife and TomoTherapy Systems’ safety, efficacy, efficiency and benefits compared to competing technologies or treatments;

•	willingness of physicians to adopt new techniques and the ability of physicians to acquire the skills necessary to operate the CyberKnife and TomoTherapy Systems;

•	extent of third‑party coverage and reimbursement rates, particularly from Medicare, for procedures using the CyberKnife and TomoTherapy Systems; and
•	development of new products and technologies by our competitors or new treatment alternatives.

If the CyberKnife or TomoTherapy Systems are unable to achieve or maintain market acceptance, new orders and sales of our systems would be adversely affected, our revenue levels would decrease and our business would be harmed.

Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and services, which we may not be able to achieve.

As of June 30, 2018, we had an accumulated deficit of $474.3 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

A number of factors may adversely impact our gross margins on product sales and services, including:

•	lower than expected manufacturing yields of high cost components leading to increased manufacturing costs;
•	low production volume which will result in high levels of overhead cost per unit of production;
•	the timing of revenue recognition and revenue deferrals;
•	increased material or labor costs;
•	increased inventory costs and liabilities for excess inventory resulting from inventory held in excess of forecasted demand;
•	increased service or warranty costs or the failure to reduce service or warranty costs;
•	increased price competition;
•	variation in the margins across products installed in a particular period;
•

changes to U.S. and foreign trade policies, including enactments of tariffs on goods imported into the U.S. and any retaliatory tariffs imposed by other countries on U.S. goods, including our products; and

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

In June 2017, we entered into a credit and security agreement that provided us with an initial revolving credit facility (the “Revolving Credit Facility”) of $52.0 million, which was amended in December 2017 to reduce the Revolving Credit Facility to $32.0 million. In December 2017, we also entered into a credit and security agreement that provides for an initial term loan of $40.0 million with an additional tranche of $20.0 million available if specified conditions are met on or prior to December 31, 2018 (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”). In July 2018, we also further amended the credit and security agreements with respect to the Credit Facilities to provide for, among other things, adjustments to the fixed coverage charge ratio.

As of June 30, 2018, we had total consolidated liabilities of approximately $330.1 million; including long-term liability components of the 3.75% Convertible Notes of $69.4 million, and the Revolving Credit Facility of $23.7 million and the Term Loan of $38.0 million. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

•	affecting our ability to satisfy our obligations under the Convertible Notes and Credit Facilities;

•

requiring a substantial portion of our cash flows from operations to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

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

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. When orders are placed, installation, delivery or shipping, as applicable, is accomplished and the revenues recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur.

Once orders are received and booked into backlog, factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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

•	delays in our manufacturing processes or unexpected manufacturing difficulties;
•	the timing of the announcement, introduction and delivery of new products or product upgrades by us and by our competitors;
•	timing and level of expenditures associated with expansion of sales and marketing activities such as trade shows and our overall operations
•	the timing and level of expenditures associated with our financing activities;
•	the effects of foreign currency adjustments;
•	changes in accounting principles, such as those related to revenue recognition, or in the interpretation or the application thereof; and
•	fluctuations in our gross margins and the factors that contribute to such fluctuations, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We report on a quarterly and annual basis our orders and backlog. Unlike revenues, orders and backlog are not defined by U.S. GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm. Also, for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Particularly high levels of cancellations or age‑outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

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

The medical device industry in general and the non‑invasive cancer treatment field in particular are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well‑established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery and other forms of minimally invasive procedures, brachytherapy, chemotherapy or other drugs remain alternatives to the CyberKnife and TomoTherapy Systems.

We consider the competition for the CyberKnife and TomoTherapy Systems to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc., Elekta AB, BrainLAB AG and ViewRay, Inc. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. In October 2012, Varian announced a new line of C‑arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife Systems. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures. In May 2017, Varian launched a new radiation therapy product called Halcyon which they have positioned against our TomoTherapy product line.

Furthermore, many government, academic and business entities are investing substantial resources in research and development of cancer treatments, including surgical approaches, radiation treatment, MRI‑guided radiotherapy systems, proton therapy systems, drug treatment, gene therapy (which is the treatment of disease by replacing, manipulating, or supplementing nonfunctional genes), and other approaches. Successful developments that result in new approaches for the treatment of cancer could reduce the attractiveness of our products or render them obsolete.

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy Systems and their technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience and resources in research and development than we have. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete or less useful. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their products. If we are unable to maintain or increase our selling prices, our revenue and gross margins may suffer. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

International sales of our products account for a significant portion of our revenue, which exposes us to risks inherent in international operations.

Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 64% in 2018, 60% in both 2016 and 2017. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

•	economic or political instability in foreign countries, including the market volatility resulting from the initiation by the United Kingdom (the “UK”) to exit the European Union (the “EU”), or Brexit;
•	import delays;
•	changes in foreign regulatory laws governing, among other matters, the clearance, approval and sales of medical devices;
•	the potential failure to comply with foreign regulatory requirements to sell and market our products;

•	longer payment cycles associated with many customers outside the United States;
•	adequate coverage and reimbursement for the CyberKnife and TomoTherapy treatment procedures outside the United States;
•	failure of local laws to provide the same degree of protection against infringement of our intellectual property;
•	protectionist laws and business practices that favor local competitors;
•	changes in U.S. trade and economic sanctions policies and the possibility that foreign countries may impose additional taxes, tariffs or other restrictions on foreign trade;
•	U.S. relations with the governments of the foreign countries in which we operate;
•	the inability to obtain required export or import licenses or approvals;
•	risks relating to foreign currency, including fluctuations in foreign currency exchange rates possibly causing fewer sales due to the strengthening of the U.S. Dollar; and
•	contractual provisions governed by foreign laws and various trade restrictions, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations.

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

Enhanced international tariffs, including potential tariffs imposed by the United States and China that affect our products or components within our products, other trade barriers or a global trade war could increase our costs and materially and adversely affect our business operations and financial condition.

Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs.

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from United States and foreign leaders regarding instituting tariffs against foreign imports of certain materials. On July 6, 2018, the federal government imposed 25% tariffs on a variety of imports from China. The federal government has also further proposed two additional lists of products from China on which to impose additional 25% tariffs. These tariffs affect certain components, including the linear accelerator for our TomoTherapy Systems, which we manufacture in China and import into the United States, as well as other components that we import into the United States from our suppliers. China has responded to the new and proposed United States tariffs by announcing plans to impose tariffs ranging from 5% to 25% on a wide range of products in retaliation, which would impact our products. If the proposed new tariff lists remains unaltered and these additional tariffs are placed on certain of our components or products, or any related counter-measures are taken by China, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins, and operating results may be adversely affected.

These tariffs have been recently announced and are subject to a number of uncertainties as they are implemented, including future adjustments and changes. The ultimate reaction of other countries and the impact of these tariffs or other actions on the United States, China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade. Further, the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country. Any resulting trade war could negatively impact the global market for medical devices, including radiation therapy devices, and could have a significant adverse effect on our business. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between China and the United States. Any of these factors could depress economic activity, restrict our access to customers and have a material adverse effect on our business, financial condition and results of operations.

We face risks related to the current global economic environment, which could adversely affect our business, financial condition and results of operations by, among other things, delaying or preventing our customers from obtaining financing to purchase the CyberKnife and TomoTherapy Systems and implement the required facilities.

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

Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, the current administration has initiated the imposition of tariffs on certain foreign products, including from China, that have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict the impact, if any, that these changes could have on our business. If economic conditions worsen or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, uncertain credit markets and concerns regarding the availability of credit could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected, including by reduced demand for our products resulting from a slow‑down in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the recent approval by voters in the U.K. of a referendum to leave the EU has caused, and may continue to cause, uncertainty in the global markets. The U.K.’s proposed exit from the EU, if implemented, will take some period of time to complete and could result in regulatory changes that impact our business. We will review the impact of any resulting changes to EU or U.K. law that could affect our operations, such as labor policies, financial planning, product manufacturing, and product distribution.

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

The CyberKnife and TomoTherapy Systems are complex and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our linear accelerator components are extremely complex devices and require significant expertise to manufacture, and we may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy Systems, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation‑shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

Our manufacturing processes and the manufacturing processes of our third‑party suppliers are required to comply with the FDA’s QSR for any products imported into, or sold within, the United States. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production process and controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with ISO, quality system standards in order to produce products for sale in Europe and Canada, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X‑ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters.

If a manufacturer does not adequately address the observations, the FDA may take enforcement action against the manufacturer, including the imposition of fines, restriction of the ability to export product, total shutdown of production facilities and criminal prosecution. If we or a third‑party supplier receive a Form FDA 483 with material or major observations that are not promptly corrected, fail to pass a QSR inspection, or fail to comply with these, ISO and other applicable regulatory requirements, our operations could be disrupted and our ability to generate sales could be delayed. Our failure to take prompt and satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer. In addition, because some foreign regulatory approvals are based on approvals or clearances from the FDA, any failure to comply with FDA requirements may also disrupt our sales of products in other countries. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we or our third‑party suppliers have in all instances fully complied with all applicable requirements. If any of these events occur, our reputation could be harmed, we could lose customers and there could be a material adverse effect on our business, financial condition and results of operations.

If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties who possess sufficient manufacturing facilities and capabilities in compliance with regulatory requirements. Even if we could outsource needed production or enter into licensing or other third‑party arrangements, this could reduce our gross margin and expose us to the risks inherent in relying on others. We also cannot assure you that our suppliers will deliver an adequate supply of required components on a timely basis or that they will adequately comply with the QSR. Failure to obtain these components on a timely basis would disrupt our manufacturing processes and increase our costs, which would harm our operating results.

If we are unable to develop new products or enhance existing products to meet our customers’ needs and compete favorably in the market, we may be unable to attract or retain customers.

Our success depends on the successful development, regulatory clearance or approval, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products that will meet our customers’ needs provide novel, features and compete favorably in the market. The CyberKnife and TomoTherapy Systems, which are currently our principal products, are technologically complex and must keep pace with, among other things, the products of our competitors and new technologies. We are making significant investments in long‑term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements. Our inability to develop, gain regulatory approval for or supply competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales.

Our ability to successfully develop and introduce new products, treatment systems and product enhancements and simplifications, and the revenues and costs associated with these efforts, will be affected by our ability to:

•	properly identify and address customer needs;
•	prove feasibility of new products in a timely manner;
•	educate physicians about the use of new products and procedures;
•	comply with internal quality assurance systems and processes timely and efficiently;
•	manage the timing and cost of obtaining regulatory approvals or clearances;
•	accurately predict and control costs associated with inventory overruns caused by phase‑in of new products and phase‑out of old products;
•	price new products competitively;
•	manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;
•	meet our product development plan and launch timelines;
•	improve manufacturing yields of components; and
•	manage customer demands for retrofits of both old and new products.

Even if customers accept new products or product enhancements, the revenues from these products may not be sufficient to offset the significant costs associated with making them available to customers.

We cannot be sure that we will be able to successfully develop, obtain regulatory approval or clearance for, manufacture or introduce new products, treatment systems or enhancements, the roll‑out of which involves compliance with complex quality assurance processes, including QSR. Failure to obtain regulatory approval or clearance for our products or to complete these processes in a timely and efficient manner could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our backlog, revenues and operating results to suffer.

If we do not effectively manage our growth, our business may be significantly harmed.

In order to implement our business strategy, we expect continued growth in our infrastructure requirements, particularly as we expand into new and growing markets as well as expand our manufacturing capacities and sales and marketing capabilities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale‑up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations and any expansion of our systems and infrastructure may require us to commit significant additional financial, operational and management resources. If we cannot manage our growth effectively, our business will suffer.

We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing, sale, installation, servicing and support of medical device products. We may be held liable if a CyberKnife or TomoTherapy System causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any alleged weaknesses in physician training and services associated with our products may result in unsatisfactory patient outcomes and product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create adverse publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs that may not be covered by insurance and be time-consuming to defend. We may also be subject to claims for personal injury, property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. Adverse publicity related to any product liability actions may cause patients to be less receptive to radiation therapy generally or our products specifically and could also result in additional regulation that could adversely affect our ability to promote, manufacture and sell our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts of coverage. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which the CyberKnife or TomoTherapy Systems may be used, any of which could harm our reputation and business and result in a decline in revenue.

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and product corrections in the past, including two recalls for the CyberKnife System in fiscal year 2017 and one recall for the TomoTherapy System in fiscal year 2018. The two recalls related to the CyberKnife System were initiated in calendar year 2016 have been closed with FDA. One additional recall related to the CyberKnife System was initiated in fiscal year 2016 continued into fiscal 2017 and was closed in October 2016. The recall related to the TomoTherapy System was initiated in calendar year 2017 and remains open with the FDA. While no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy Systems could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single‑source suppliers for some of the critical components necessary for the assembly of the CyberKnife and TomoTherapy Systems, including, with respect to the CyberKnife System, the robot, couch and, magnetron and, with respect to the TomoTherapy Systems, the ring gantry, couch, the solid state modulator and the magnetron. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political, and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy Systems, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single‑source supplier fails to deliver components on a timely basis. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy Systems, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy Systems could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and adversely affect our reputation and results of operations.

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we may be unable to continue to grow our business.

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, particularly in the San Francisco Bay Area where our headquarters is located, from other medical equipment and software manufacturers, technology companies, universities, and research institutions. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with the Company. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

Disruption of critical information technology systems, infrastructure, and data could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. In addition, we have moved some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third‑party provider over a broadband Internet connection. In a cloud computing environment, we could be subject to outages and security breaches by the third‑party service provider. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results.

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

If we are unable to maintain reliable information technology systems and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. Our worldwide operations mean that we are subject to data protection and cyber security laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. In the U.S., HIPAA privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has begun to assert authority over protection of privacy and the use of cyber security in information systems. In Europe, the General Data Protection Regulation requires us to manage individually identifiable information in the E.U. and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR became law in May 2018. In June 2018, California passed the California Consumer Privacy Act of 2018 (CCPA), which will become effective on January 1, 2020. CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. With increasing enforcement of privacy, data protection and cyber security laws and regulations in these jurisdictions and others, there is no guarantee that we will avoid enforcement actions by governmental bodies or that our costs of compliance will not increase significantly. Enforcement actions can be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, if a substantial breach or loss of data from our records were to occur, we could become a target of such litigation.

Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized person or to the public. There can be no assurance that any efforts we make to prevent against such privacy breaches will prevent breakdowns or breaches in our systems that could adversely affect our business. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss of data, risk to patient safety and risk of product recall. As the techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Moreover, we manufacture and sell products that allow our customers to store confidential information about their patients. We do not have measures to secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, sensitive information stored by us or our customers could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time‑consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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

If third‑party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife and TomoTherapy Systems, demand for our products and our revenue could be adversely affected.

Our customers rely significantly on reimbursement from public and private third‑party payors for CyberKnife and TomoTherapy systems procedures. Our ability to commercialize our products successfully and increase market acceptance of our products will depend in significant part on the extent to which public and private third‑party payors provide adequate coverage and reimbursement for procedures that are performed with our products. Third‑party payors may establish or change the reimbursement for medical products and services that could significantly influence the purchase of medical products and services. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products, our revenue may decline, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.

CMS reviews reimbursement rates annually and may implement significant changes in future years, which could discourage existing and potential customers from purchasing or using our products. Further, outside of the United States, reimbursement practices vary significantly by country. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time.

The safety and efficacy of our products for certain uses is not yet supported by long‑term clinical data, and our products may therefore prove to be less safe and effective than initially thought.

Although we believe that the CyberKnife and TomoTherapy Systems have advantages over competing products and technologies, we do not have sufficient clinical data demonstrating these advantages for all tumor indications. In addition, we have only limited five‑year patient survival rate data, which is a common long‑term measure of clinical effectiveness in cancer treatment. We also have limited clinical data directly comparing the effectiveness of the CyberKnife Systems to other competing systems. Future patient studies or clinical experience may indicate that treatment with the CyberKnife System does not improve patient survival or outcomes.

Likewise, because the TomoTherapy Systems have only been on the market since 2003, we have limited complication or patient survival rate data with respect to treatment using the system. In addition, while the effectiveness of radiation therapy is well understood, there is a growing but still limited number of peer‑reviewed medical journal publications regarding the efficacy of highly conformal treatment such as that delivered by the TomoTherapy System. If future patient studies or clinical experience do not support our beliefs that the TomoTherapy System offers a more advantageous treatment for a wide variety of cancer types, use of the system could fail to increase or could decrease, and our business would therefore be adversely affected.

Such results could reduce the rate of reimbursement by both public and private third‑party payors for procedures that are performed with our products, slow the adoption of our products by physicians, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. In addition, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, the FDA could rescind our clearances, our reputation with physicians, patients and others may suffer and we could be subject to significant legal liability.

We rely on third parties to perform spare parts shipping and other logistics functions on our behalf. A failure or disruption at our logistics providers would adversely impact our business.

Customer service is a critical element of our sales strategy. Third‑party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. If any of our logistics providers terminates its relationship with us, suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify alternative logistics providers for our spare parts, shipments of spare parts to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.

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

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third‑party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them.

In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Regardless of the merit of infringement claims, they can be time‑consuming, result in costly litigation and diversion of technical and management personnel. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds, if necessary, to continue our operations.

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

As is common in the medical device industry, we employ individuals who were previously employed at other medical equipment or biotechnology companies, including our competitors or potential competitors. We may be subject to claims that we or those employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against claims of this nature, litigation could result in substantial costs and be a distraction to management.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our success depends significantly on our ability to obtain, maintain and protect our proprietary rights to the technologies used in our products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property. For example, we may be unsuccessful in defending our patents and other proprietary rights against third‑party challenges. As key patents expire, our ability to prevent competitors from copying our technology may be limited. In addition, patent reform legislation or precedent could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we have attempted to obtain patent coverage for our technology where available and appropriate, there are aspects of the technology for which patent coverage was never sought or never received. There are also countries in which we sell or intend to sell the CyberKnife or TomoTherapy Systems but have no patents or pending patent applications. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have several issued patents in the United States and in foreign countries protecting aspects of the CyberKnife and TomoTherapy Systems, our pending United States and foreign patent applications may not issue, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

Additionally, we have written agreements with collaborators regarding the ownership of intellectual property arising from our collaborations. These agreements generally provide that we must negotiate certain commercial rights with collaborators with respect to joint inventions or inventions made by our collaborators that arise from the results of the collaboration. In some instances, there may not be adequate written provisions to address clearly the resolution of intellectual property rights that may arise from a collaboration. If we cannot successfully negotiate sufficient ownership and commercial rights to the inventions that result from our use of a third-party collaborator’s materials where required, or if disputes otherwise arise with respect to the intellectual property developed with the use of a collaborator’s technology, we may be limited in our ability to utilize these intellectual property rights. In addition, we may face claims by third parties that our agreements with employees, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in that intellectual property. Either outcome could harm our business.

The policies we have in place to protect our trade secrets may not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Litigating a trade secret claim is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge methods and know‑how. If we are unable to protect our intellectual property rights, we may be unable to prevent competitors from using our own inventions and intellectual property to compete against us and our business may be harmed.

Unfavorable results of legal proceedings could materially and adversely affect our financial condition.

We are and may become a party to legal proceedings, claims and other legal matters in the ordinary course of business or otherwise. These legal proceedings, claims and other legal matters, regardless of merit, may be costly, time‑consuming and require the attention of key management and other personnel. The outcomes of such matters are uncertain and difficult to predict. If any such matters are adjudicated against us, in whole or in part, we may be subject to substantial monetary damages, disgorgement of profits, and injunctions that prevent us from operating our business, any of which could materially and adversely affect our business and financial condition. We cannot guarantee that our insurance coverage will be sufficient to cover any damages awarded against us. Further, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

Because the majority of our product revenue is derived from sales of the CyberKnife and TomoTherapy Systems, which have a long and variable sales and installation cycle, our revenues and cash flows may be volatile and difficult to predict.

Our primary products are the CyberKnife and TomoTherapy Systems. We expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife and TomoTherapy Systems. The CyberKnife and TomoTherapy Systems have lengthy sales and purchase order cycles because they are major capital equipment items and require the approval of senior management at purchasing institutions. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to two years and involves personnel with multiple skills. The sales process in the United States typically begins with pre‑selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife or TomoTherapy System, we negotiate and enter into a definitive purchase contract with the customer. The negotiation of terms that are not standard for Accuray may require additional time and approvals. Typically, following the execution of the contract, the customer begins the building or renovation of a radiation‑shielded facility to house the CyberKnife or TomoTherapy System, which together with the subsequent installation of the CyberKnife or TomoTherapy System, can take up to 24 months to complete. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit was denied for installation at a specific hospital or treatment center, our CyberKnife or TomoTherapy System could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases it may be necessary for the entire facility to be completed before the CyberKnife or TomoTherapy System can be installed, which can result in additional construction and installation delays. Our sales and installations of CyberKnife and TomoTherapy Systems tend to be heaviest during the third month of each fiscal quarter.

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

The long sales cycle, together with delays in the shipment and installation of CyberKnife and TomoTherapy Systems or customer cancellations that could affect our ability to recognize revenue, could adversely affect our cash flows and revenue, which would harm our results of operations and may result in significant fluctuations in our reporting of quarterly revenues. Because of these fluctuations, it is likely that in some future quarters, our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

We depend on third‑party distributors to market and distribute our products in international markets. If our distributors fail to successfully market and distribute our products, our business will be materially harmed.

We depend on a number of distributors in our international markets. We cannot control the efforts and resources our third‑party distributors will devote to marketing the CyberKnife or TomoTherapy Systems. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy Systems, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy Systems at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process, and we are dependent on their ability to do so effectively. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy Systems, and our ability to sell and service the CyberKnife or TomoTherapy Systems in the region formerly serviced by such terminated distributor could be materially and adversely affected. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. If any of these distributor relationships end and are not replaced, our revenues from product sales or the ability to service our products in the territories serviced by these distributors could be adversely affected. Any of these factors could materially and adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not actively market the CyberKnife or TomoTherapy Systems or do not otherwise perform under our distribution agreements, our potential for revenue and gross margins from international markets may be dramatically reduced, and our business could be harmed.

The high unit price of the CyberKnife and TomoTherapy Systems, as well as other factors, may contribute to substantial fluctuations in our operating results, which could adversely affect our stock price.

Because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units installed each quarter, each installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our revenue for a particular quarter. Therefore, if we do not install a CyberKnife or TomoTherapy System when anticipated, our operating results will vary significantly from our expectations. This is of particular concern in the current volatile economic environment, where we have had experiences with customers cancelling or postponing orders for our CyberKnife and TomoTherapy Systems and delaying any required build‑outs. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher days sales outstanding, reduced cash flows in a particular period and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2018, customer contracts with extended payment terms of more than one year amounted to approximately 9% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis. Any increase in days sales outstanding could also negatively affect our cash flow.

Our operations are vulnerable to interruption or loss because of natural disasters, epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

We have facilities in countries around the world, including three manufacturing facilities, each of which is equipped to manufacture unique components of our products. The manufacturing facilities are located in Sunnyvale, California, Madison, Wisconsin and Chengdu, China. We do not maintain backup manufacturing facilities for all of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in the State of California which has experienced major earthquakes in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. Unexpected events at any of our facilities, including fires or explosions; natural disasters, such as hurricanes, floods, tornados and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations, those of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

We may attempt to acquire new businesses, products or technologies, or enter into strategic collaborations or alliances, including forming joint ventures, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies, or through collaborating with complementary businesses, including forming joint ventures, rather than through internal development. The identification of suitable acquisition or alliance candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions or alliances. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition or alliance, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive, time consuming and may strain our resources, and we may not realize the expected benefits of any acquisition, collaboration, joint venture or strategic alliance. Furthermore, the products and technologies that we acquire or with respect to which we collaborate may not be successful, or may require significantly greater resources and investments than we originally anticipated. In addition, we may not be in a position to exercise sole decision making authority regarding any strategic collaboration, alliance or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, alliances or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests. Collaborations, alliances and joint ventures can be difficult to manage and may involve significant expense and divert the focus or attention of our management and other key personnel. With respect to any acquisition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. Consequently, we may not achieve anticipated benefits of the acquisitions or alliances which could harm our existing business. In addition, future acquisitions or alliances could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in‑process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock.

Multiple factors may adversely affect our ability to fully utilize certain tax loss carryforwards.

As of June 30, 2018, we had approximately $329.7 million and $146.8 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2019 for both federal and state purposes. In addition, as of June 30, 2018, we had federal and state research and development tax credit carryforwards of approximately $18.9 million and $19.2 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits began to expire in 2014. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

The Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

In December 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was enacted into law, which significantly amends the Internal Revenue Code of 1986. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. We continue to examine the impact these changes may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

Our results may be impacted by changes in foreign currency exchange rates.

Currently, the majority of our international sales are denominated in U.S. Dollars. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. For example, the announcement of Brexit caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. Dollar against foreign currencies in which we conduct business. We believe the strengthening of the U.S. Dollar has caused a potential delay in orders and we may continue to see our sales decline due to the strengthening of the U.S. Dollar. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non‑U.S. Dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

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

At June 30, 2018, we had $83.1 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third‑party financial institutions and primarily consist of U.S. agency and corporate debt securities. To date, we have experienced no material realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we also have funds in our operating accounts that are with third‑party financial institutions that exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible depending on the state of economic and capital markets environments at the time, as well as the state of our business, operating results and financial condition. Our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. We cannot assure that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

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

The CyberKnife and TomoTherapy Systems are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device’s design, development, testing manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication of or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Additionally, outside of the United States, our products are subject to clearances and approvals by foreign governmental agencies similar to the FDA. In order to market our products internationally, we must obtain clearances or approvals from these governmental agencies, which could include local requirements and safety standards, which can be time consuming, burdensome and uncertain. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA or any foreign governmental agency in a timely fashion, if at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

Medical devices may be marketed only for the indications for which they are approved or cleared. The FDA also may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of our device, or could impact our ability to market our currently cleared device. We are also subject to medical device reporting regulations which require us to report to the FDA if our products cause or contribute to a death or a serious injury, or malfunction in a way that would likely cause or contribute to a death or a serious injury. We also are subject to QSR, compliance with which is necessary to receive FDA clearance or approval to market new products and is necessary for us to be able to continue to market a cleared or approved product in the United States. After a product is placed in the market, we are also subject to regulations by the FDA and Federal Trade Commission related to the advertising and promotion of our products to ensure our claims are consistent with our regulatory clearances, that there is scientific data to substantiate our claims and that our advertising is not false or misleading. Our products are also subject to state regulations and various worldwide laws and regulations.

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

We are subject to federal, state and foreign laws and regulations applicable to our operations, the violation of which could result in substantial penalties and harm our business.

In addition to regulation by the FDA and similar governmental authorities in other countries, our operations are subject to other laws and regulations, such as laws and rules governing interactions with healthcare providers, anti-corruption laws, privacy rules and transparency laws. In order to maintain compliance with these laws and requirements, we must continually keep abreast of any changes or developments to be able to integrate compliance protocols into the development and regulatory documentation of our products. Failure to maintain compliance could result in substantial penalties to us and harm our business.

Laws and ethical rules governing interactions with healthcare providers.  The Medicare and Medicaid “anti‑kickback” laws, and similar state laws, prohibit soliciting, offering, paying or accepting any payments or other remuneration that is intended to induce any individual or entity to either refer patients to or purchase, lease or order, or arrange for or recommend the purchase, lease or order of, healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. Such laws impact our sales, marketing and other promotional activities by reducing the types of financial arrangements we may have with our customers, potential customers, marketing consultants and other service providers. They particularly impact how we structure our sales offerings, including discount practices, customer support, product loans, education and training programs, physician consulting, research grants and other service arrangements. Many of these laws are broadly drafted and are open to a variety of interpretations, making it difficult to determine with any certainty whether certain arrangements violate such laws, even if statutory safe harbors are available.

In addition to such anti‑kickback laws, federal and state “false claims” laws generally prohibit the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from government payors. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses or indications that are not approved by the FDA.

We are also subject to federal and state physician self‑referral laws. The federal Ethics in Patient Referrals Act of 1989, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

If our past or present operations are found to be in violation of any of these “anti‑kickback,” “false claims,” “self‑referral” or other similar laws in foreign jurisdictions, we may be subject to the applicable penalty associated with the violation, which may include significant civil and criminal penalties, damages, fines, imprisonment and exclusion from healthcare programs. The impact of any such violations may lead to curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our financial results.

Anti‑corruption laws.  We are also subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act of 2010, the Brazil Clean Companies Act, and other similar laws in foreign countries in which we operate. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with the obtaining of business overseas. Becoming familiar with and implementing the infrastructure necessary to ensure that we and our distributors comply with such laws, rules and regulations and mitigate and protect against corruption risks could be quite costly, and there can be no assurance that any policies and procedures we do implement will protect us against liability under the FCPA or related laws for actions taken by our employees, executive officers, distributors, agents and other intermediaries with respect to our business. Violations of the FCPA or other similar laws by us or any of our employees, executive officers, distributors, agents or other intermediaries could subject us or the individuals involved to criminal or civil liability, cause a loss of reputation in the market, and materially harm our business.

Laws protecting patient health information.  There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services (HHS) has promulgated patient privacy rules under the HIPAA. These privacy rules protect medical records and other personal health information of patients by limiting their use and disclosure, giving patients the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA privacy standard was amended by the HITECH, enacted as part of the American Recovery and Reinvestment Act of 2009. Although we are not a “covered entity” under HIPAA, we are considered a “business associate” of certain covered entities and, as such, we are directly subject to HIPAA, including its enforcement scheme and inspection requirements, and are required to implement policies, procedures as well as reasonable and appropriate physical, technical and administrative security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers in compliance with HIPAA or other laws could subject us to civil and criminal liability to the government and civil liability to the covered entity, could result in adverse publicity, and could harm our business and impair our ability to attract new customers.

Transparency laws.  The Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act on December 14, 2011, requires each applicable manufacturer, which includes medical device companies such as Accuray, to track and report to the federal government on an annual basis all payments and other transfers of value from such applicable manufacturer to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer’s equity, in each case subject to certain statutory exceptions. Such data will be made available by the government on a publicly searchable website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000 per reporting period) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million per reporting period). In addition, we are subject to similar state and foreign laws related to the tracking and reporting of payments and other transfers of value to healthcare professionals, the violation of which could, among other things, result in civil monetary penalties and adversely impact our reputation and business.

Regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

The Dodd‑Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the SEC under such act require companies, including Accuray, to disclose the existence in their products of certain metals, including tantalum, tin, gold, tungsten and their derivatives, that originate from the Democratic Republic of the Congo and adjoining countries. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of components used in our products. We may face reputational harm if we determine that certain of our components contain minerals not determined to be conflict free or if we are unable to alter our processes or sources of supply to avoid using such materials. Additionally, we may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet this requirement, such customers may choose not to purchase our products, which could adversely impact sales of our products, and impact our results of operation. In addition, we have incurred and expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

If we or our distributors do not obtain and maintain the necessary regulatory approvals in a specific country, we will not be able to market and sell our products in that country.

To be able to market and sell our products in a specific country, we or our distributors must comply with applicable laws and regulations of that country. In jurisdictions where we rely on our distributors to manage the regulatory process, we are dependent on their ability to do so effectively. While the laws and regulations of some countries do not impose barriers to marketing and selling our products or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. These laws and regulations, including the requirements for approvals, and the time required for regulatory review vary from country to country. The governmental agencies regulating medical devices in some countries, for example, require that the user interface on medical device software be in the local language. We currently provide user guides and manuals, both paper copies and electronically, in the local language but only provide an English language version of the user interface. Obtaining regulatory approvals is expensive and time‑consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we market or plan to market our products. If we modify our products, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell them. We may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. It can also be costly for us and our distributors to keep up with regulatory changes issued or mandated from time to time. If we change distributors, it may be time‑consuming and disruptive to our business to transfer the required regulatory approvals, particularly if such approvals are maintained by our third‑party distributors on our behalf. If we or our distributors are unable to maintain our authorizations, or fail to obtain appropriate authorizations in a particular country, we will no longer be able to sell our products in that country, and our ability to generate revenue will be materially adversely affected.

Within the European Union, we are required under the Medical Device Directive to affix the Conformité Européene, or CE, mark on our products in order to sell the products in member countries of the EU. This conformity to the applicable directives is done through self‑declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be placed on the device. Once the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking demonstrates that our products comply with the laws and regulations required by the European Union countries to allow free movement of trade within those countries. If we cannot support our performance claims and/or demonstrate or maintain compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the European Union.

Under the Pharmaceutical Affairs Law in Japan, a pre‑market approval necessary to sell, market and import a product, or Shonin, must be obtained from the Ministry of Health, Labor and Welfare (MHLW), for our products. Before issuing approvals, MHLW examines the application in detail with regard to the quality, efficacy, and safety of the proposed medical device. The Shonin is granted once MHLW is content with the safety and effectiveness of the medical device. The time required for approval varies. A delay in approval could prevent us from selling our products in Japan, which could impact our ability to generate revenue and harm our business.

In addition to laws and regulations regarding medical devices, we are subject to a variety of environmental laws and regulations around the world regulating our operations, including those relating to the use, generation, handling, storage, transportation, treatment and disposal of hazardous materials, which laws impose compliance costs on our business and can also result in liability to us. Although we follow procedures intended to comply with existing environmental laws and regulations, risk of accidental contamination or injury can never be fully eliminated. In the event of an accident, state or federal or other applicable authorities may curtail our use of these materials and interrupt our business operations. In addition, future changes in these laws and regulations could also increase our costs of doing business. We must continually keep abreast of these standards and requirements and integrate our compliance into the development and regulatory documentation for our products. Failure to meet these standards could limit our ability to market our products in those regions that require compliance to such standards. For example, the European Union has adopted directives that may lead to restrictions on the use of certain hazardous substances or other regulated substances in some of our products sold there, unless such products are eligible for an exemption. While we believe that certain of our products are exempt, there can be no guarantee that such determination would not be challenged or that the regulations would not change in a way that would subject our products to such regulation. These directives, along with other laws and regulations that may be adopted by other countries, could increase our operating costs in order to maintain access to certain markets, which could adversely affect our business.

Healthcare reform legislation could adversely affect demand for our products, our revenue and our financial condition.

In March 2010, the Patient Protection and Affordable Care Act, known as the Accordable Care Act (ACA), and the Health Care and Education Reconciliation Act of 2010 were signed into law. The ACA provides for, among other things, a 2.3% excise tax on U.S. sales of medical devices, including our products, effective as of 2013. The excise tax was suspended for a two year period beginning January 1, 2016 and was recently further suspended through December 31, 2019. If and when enacted, this tax burden may have a material, negative impact on our business, results of operations and cash flow. In addition, these two pieces of legislation include a large number of other health related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost‑effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws also include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. We do not yet know the full impact that the ACA will have on our business. The taxes imposed by the ACA and the expansion in the government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by third-party payors for our products, or reduced volume of medical procedures conducted with our products, all of which could have a material adverse effect on our business, financial condition and results of operations. The federal government may take further action regarding the ACA, including, but not limited to, repeal or replacement. Most recently, the Tax Act was signed into law in December 2017, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business.

In addition, since the adoption of the Affordable Care Act, other legislation designed to keep federal healthcare costs down has been proposed or passed. For example, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Future federal legislation may impose further limitations on the coverage or amounts of reimbursement available for our products from governmental agencies or third‑party payors. These limitations could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations.

Since the enactment of the ACA, CMS continues its efforts to move away from fee‑for‑service payments for furnishing items and services in Medicare. In the past several rulemaking cycles, CMS has increased packaging policies and created larger payment bundles across the Medicare Hospital Outpatient Prospective Payment System (OPPS). One example is CMS’ expansion of Comprehensive Ambulatory Payment Classifications (C‑APCs), under which payment for adjunctive and secondary items, services and procedures are packaged into the most costly primary procedure at the claim level. Beyond the OPPS, CMS’ Innovation Center has launched a number of alternative payment model (APM) demonstrations that involve episode‑based payment. Since 2011, for example, CMMI has created or is in the process of creating major federal initiatives to test episode‑based payments, such as the Bundled Payments for Care Improvement (BPCI), Oncology Care Model (OCM), and Specialty Practitioners Payment Model Opportunities.

Furthermore, the Patient Access and Medicare Protection Act (PAMPA) of 2015 froze payment for some radiation therapy delivery and related services, and requires CMS to provide a report to Congress on the development of an APM for radiation therapy services provided in non‑facility settings. While these types of payment packaging policies and episode‑based payments may impact reimbursement for overall patient care, including items and services furnished to patients, they also create incentives for providers to carefully assess the value proposition of technology purchases and uses. The impacts of these payment and delivery system changes are in their infancy and their overall effects remain under review.

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

The trading prices of the stock of high‑technology companies of our size can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. Our stock price has experienced periods of volatility. Broad market fluctuations may also harm our stock price. Any negative change in the public’s perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

In addition to the other risk factors described above and below, factors affecting the trading price of our common stock include:

•	regulatory developments related to manufacturing, marketing or sale of the CyberKnife or TomoTherapy Systems;
•	political or social uncertainties;
•	changes in product pricing policies;

•	variations in our operating results, as well as costs and expenditures;
•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ and our own estimates;
•	recruitment or departure of key personnel;
•	the performance of our competitors and investor perception of the markets and industries in which we compete;
•	announcement of strategic transactions or capital raising activities; and
•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

In February 2013, we issued $115.0 million aggregate principal amount of our 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”). In April 2014, we issued approximately $70.3 million aggregate principal amount of our 3.50% Series A Convertible Senior Notes due February 1, 2018 (the “3.50% Series A Convertible Notes”, and collectively with the 3.50% Convertible Notes, the Existing 3.50% Convertible Notes) and paid approximately $0.4 million in cash to refinance approximately $70.3 million aggregate principal amount of our 3.50% Convertible Notes.

In August 2017, we issued $85.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. $53.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain holders of its outstanding 3.50% Convertible Notes and 3.50% Series A Convertible Notes (together, the “Existing Notes”) in exchange for approximately $47.0 million aggregate principal amount of the Existing Notes (the “Exchange”) and $32.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain other qualified new investors for cash. The net proceeds of the cash issuance were used to repurchase approximately $28.0 million of Existing Notes (the “Repurchase”). In February 2018, pursuant to the Agreements, the Company paid $40.2 million in cash to settle outstanding principal and accrued interest, and issued 254,000 shares of the Company’s common stock to retire the 3.50% Convertible Notes and the 3.50% Series A Convertible Notes. To the extent we issue common stock upon conversion of any outstanding Convertible Notes, that conversion would dilute the ownership interests of our stockholders.

The conditional conversion features of the 3.75% Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the 3.75% Convertible Notes are triggered, holders of the 3.75% Convertible Notes, as applicable, will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert such notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert such notes, if we have irrevocably elected net share settlement upon conversion we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long‑term liability, which could result in a material reduction of our net working capital.

Provisions in the indenture for the Convertible Notes, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third‑party to acquire us, even if doing so would be beneficial in the opinion of our stockholders. These provisions include:

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

A change of control will also trigger an event of default under the Revolving Credit Facility. If an event of default occurs, the agent for the lenders under the Revolving Credit Facility may, at its discretion, suspend or terminate any of the lenders’ loan obligations thereunder and/or declare all or any portion of the loan then‑outstanding under the Revolving Credit Facility, including all accrued but unpaid interest thereon, to be accelerated and immediately due and payable.

Furthermore, if a “fundamental change” (as such terms are defined in each the indentures of the Convertible Notes) occurs, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. A “fundamental change” generally occurs when there is a change in control of Accuray (acquisition of 50% or more of our voting stock, liquidation or sale of Accuray not for stock) or trading of our stock is terminated. In the event of a “make‑whole fundamental change” (as such term is defined in each of the indentures for the Convertible Notes), we may also be required to increase the conversion rate applicable to the Convertible Notes surrendered for conversion in connection with such make‑whole fundamental change. A “make‑whole fundamental change” is generally a sale of Accuray not for stock in another publicly traded company. In addition, each of the indentures for the Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes.

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

None.

Item 2.  PROPERTIES

Facilities

We currently lease approximately 164,000 square feet of product development, manufacturing and administrative space in three buildings in Sunnyvale, California, as follows:

•	A manufacturing building totaling approximately 50,000 square feet, which is leased to us until December 2023; and
•

Two headquarters buildings that are approximately 74,000 square feet and 40,000 square feet, respectively, which are leased to us until December 2023. We have the right to renew the lease term of our headquarters office buildings for two five‑year terms upon prior written notice and the fulfillment of certain conditions.

We also lease approximately 197,000 square feet of product development, manufacturing, administrative and warehouse space in five buildings in Madison, Wisconsin, as follows:

•	An office building totaling approximately 61,000 square feet, which is leased to us until June 2025;
•	A manufacturing facility totaling approximately 56,000 square feet, which is leased to us until June 2025; and
•	Warehouse and office space in three buildings totaling approximately 80,000 square feet, which are leased to us through various dates until July 2020.

Our wholly owned subsidiary, Accuray International Sarl, leases one office building that consists of approximately 21,000 square feet of administrative space in Morges, Switzerland, which are leased to Accuray International until December 2024.

In addition, our wholly‑owned subsidiary, Accuray Accelerator Technology Company Limited, leases approximately 42,000 square feet of space in a manufacturing facility in Chengdu, China until November 2019.

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

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ARAY.” The high and low sale prices for each quarterly period during our fiscal years ended June 30, 2018 and 2017 are as follows:

	High	Low
Year ended June 30, 2018
First Quarter	$4.90	$3.60
Second Quarter	$5.35	$3.90
Third Quarter	$6.15	$4.28
Fourth Quarter	$5.30	$3.80
Year ended June 30, 2017
First Quarter	$6.39	$4.75
Second Quarter	$6.26	$4.45
Third Quarter	$6.00	$4.55
Fourth Quarter	$5.20	$3.85

We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our business. There are no current plans to pay cash dividends to common stockholders in the foreseeable future.

As of August 15, 2018, there were 159 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

During the year ended June 30, 2018, there were no sales of unregistered equity securities by the Company other than those transactions previously reported to the Securities and Exchange Commission (SEC) on the Company’s Current Reports on Form 8-K.

The Company does not have a stock repurchase program and has not made any share repurchase, excluding repurchases to satisfy minimum tax withholdings, during the year ended June 30, 2018.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2013 and June 30, 2018, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on June 30, 2013 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Accuray Incorporated, the NASDAQ Composite Index, and the S&P Health Care Index

*	$100 invested on June 30, 2013 in stock or index, including reinvestment of dividends.

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

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10‑K. The consolidated statements of operations for the years ended June 30, 2018, 2017 and 2016, and the consolidated balance sheet data at June 30, 2018 and 2017 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10‑K. The consolidated statements of operations data for the years ended June 30, 2015 and 2014 and the consolidated balance sheet data at June 30, 2016, 2015 and 2014 is derived from our audited consolidated financial statements not included in this Form 10‑K.

	Years Ended June 30,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$404,897	$383,414	$398,800	$379,801	$369,419
Cost of revenue	243,202	242,073	240,087	234,399	226,619
Gross profit	161,695	141,341	158,713	145,402	142,800
Operating expenses:
Research and development	57,251	49,921	56,652	55,752	53,724
Selling and marketing	60,105	57,477	56,812	62,440	61,885
General and administrative	48,136	43,766	50,122	46,379	45,335
Total operating expenses	165,492	151,164	163,586	164,571	160,944
Loss from operations	(3,797)	(9,823)	(4,873)	(19,169)	(18,144)
Other expense, net	(19,224)	(18,718)	(18,295)	(18,621)	(14,216)
Loss before provision for income taxes	(23,021)	(28,541)	(23,168)	(37,790)	(32,360)
Provision for income taxes	878	1,038	2,336	2,419	3,088
Loss from continuing operations	(23,899)	(29,579)	(25,504)	(40,209)	(35,448)
Loss per share attributable to stockholders
Net loss per share—basic and diluted	$(0.28)	$(0.36)	$(0.32)	$(0.51)	$(0.47)
Weighted average common shares used in computing net loss per share
Basic and diluted	84,893	82,495	80,509	78,277	75,804

	As of June 30,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$83,083	$72,084	$119,771	$79,551	$92,346
Investments	$—	$23,909	$47,239	$64,306	$79,553
Working capital	$114,723	$24,511	$151,468	$184,414	$179,901
Total assets	$378,727	$406,464	$469,033	$466,773	$495,188
Long-term debt	$131,077	$51,548	$170,512	$199,655	$195,612
Total stockholders’ equity	$48,632	$46,533	$59,660	$75,780	$98,548

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our consolidated financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report on Form 10‑K, particularly in “Risk Factors.” See “Special Note Regarding Forward‑Looking Statements.”

Overview

Products and Markets

Company

We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of care, with the aim of helping patients live longer, better lives. Our leading‑edge technologies, the CyberKnife and TomoTherapy Systems, including the Radixact System, the next generation TomoTherapy platform, are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image‑guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving largely separate patient populations treated by the same medical specialty, radiation oncology. Both systems have advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population including patients requiring retreatment with radiation therapy. We also offer comprehensive software solutions to enable and enhance the precise and efficient radiosurgery and radiotherapy treatment with our CyberKnife and TomoTherapy Systems. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training and other professional services.

The CyberKnife Systems

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. The CyberKnife Systems are the only dedicated, full‑body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It enables the treatment of patients who typically might not otherwise be treated with radiation, who may not be good candidates for surgery, or who desire non‑surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently only a small portion of the patients who develop tumors treatable with CyberKnife Systems are treated with these systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide‑spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease) and (3) systemic diseases, like leukemia and lymphoma, which are not localized to an organ, but rather involve cells throughout the body.

Our CyberKnife M6 Series Systems have the option of: fixed collimator, Iris Variable Aperture Collimator and/or multi‑leaf collimator, or InCise MLC. The InCise MLC is designed specifically for the M6 Series. With the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife System, faster and for a wider range of tumor types than prior CyberKnife Systems. The InCise MLC makes it faster and more efficient to treat a wider range of tumor types with the CyberKnife M6 Series System, including larger tumors and those with multiple sites of disease.

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

TomoTherapy Systems, including Radixact, the next generation TomoTherapy platform

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. The TomoTherapy Systems are specifically designed for image‑guided intensity‑modulated radiation therapy (IG‑IMRT). The TomoTherapy Systems include the TomoTherapy H Series Systems with configurations of TomoH, TomoHD and TomoHDA. Based on a CT scanner platform, the systems provide continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician‑specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver highly accurate, individualized dose distributions that precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for the patient. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung and head and neck cancers, in addition to complex and novel treatments such as total marrow irradiation. The Radixact System, the next generation TomoTherapy platform, includes our integrated Accuray Precision treatment planning software and new iDMS Data Management System. The Radixact System leverages the TomoTherapy System’s efficient daily low‑dose fan beam MVCT image guidance and unique ring gantry architecture, delivering precise radiation treatments for more patients, faster, with simpler, more automated workflows. We believe the Radixact System and other TomoTherapy Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

•	Continued adoption of our TomoTherapy Systems, including the adoption of the Radixact System, in markets where it is available;
•

Greater awareness among doctors and patients of the unique benefits of radiation therapy using TomoTherapy Systems because of their ring gantry architecture and ability to deliver treatment from 360 degrees around the patient;

•	Advances in our technology that improve the quality of treatments and ease of use of TomoTherapy Systems;
•	Greater awareness among doctors of the now‑established reliability of TomoTherapy Systems; and
•	Our ability to expand sales of TomoTherapy Systems in countries throughout the world where we do not currently sell or have not historically sold a significant number of TomoTherapy Systems.

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

In the United States, we primarily market directly to customers, including hospitals and stand‑alone treatment facilities, through our sales organization and we also market to customers through sales agents and group purchasing organizations. Outside the United States, we market to customers directly and through distributors and sales agents. In addition to our offices in the United States, we have sales and service offices in Europe, Asia, and South America.

Backlog

For orders that cover both products and services, only the portion of the order that is recognizable as product revenue is reported as backlog. The portion of the order that is recognized as service revenue (for example, Post Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. Product backlog totaled $478.5 million as of June 30, 2018 compared to $452.8 million as of June 30, 2017.

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

•

We have received a minimum deposit or a letter of credit; or the sale is to a customer where a deposit is deemed not necessary or customary (i.e. sale to a government entity, a large hospital, group of hospitals or cancer care group that has sufficient credit, customers with trade‑in of existing equipment, sales via tender awards, or indirect channel sales that have signed contracts with end‑customers);

•	The specific end customer site has been identified by the customer in the written contract or written amendment; and
•	Less than 2.5 years have passed since the contract met all the criteria above.

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems, including the Radixact Systems and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by four items: cancellations, age‑outs, amendments to the terms of our contracts and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the backlog amount associated with the contract and the order is considered aged out. Contracts may age‑out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact backlog. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Years Ended June 30,
Increase (decrease) in	2018	2017	2016
Gross orders	$304,903	$298,348	$283,853
Net age-outs	(68,463)	(57,600)	(54,655)
Cancellations	(22,610)	(13,835)	(13,830)
Currency impacts and other	(4,296)	(354)	8,885
Net orders	$209,534	$226,559	$224,253
Order backlog at the end of the period	$478,482	$452,846	$405,900

Gross Orders

Gross orders increased by $6.5 million for the year ended June 30, 2018, as compared to the year ended June 30, 2017. This was primarily a result of an increase of $7.7 million in new system order volume compared to the same prior year period, primarily driven by a $17.3 million increase of TomoTherapy System orders driven by Radixact System, which was introduced in the second half of fiscal 2017, offset by a $9.6 million decrease in CyberKnife System orders. The increase was also offset by a $1.2 million decrease in upgrade orders and other amendments to the terms of our contracts as compared to the same prior year period.

Gross orders increased by $14.5 million for the year ended June 30, 2017, as compared to the year ended June 30, 2016. This was primarily due to pricing increases related to our latest generation products.

Net Orders

Net orders decreased by $17.0 million for the year ended June 30, 2018, as compared to the year ended June 30, 2017, resulting from an increase in net age-outs of $10.8 million, an increase in cancellations of $8.8 million, and foreign currency and other adjustments of $3.9 million, offset by an increase in gross orders of $6.5 million.

•

The net age-outs for the year ended June 30, 2018 were $68.5 million. There were $9.1 million age-ins, which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•

There were $22.6 million and $13.8 million in cancellations in the year ended June 30, 2018 and June 30, 2017, respectively. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•	Other adjustments and foreign currency impacts decreased net orders by $4.3 million and by $0.4 million for the year ended June 30, 2018 and 2017, respectively.

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

In recent years, the percentage of gross orders received from our distribution partners in the international markets represented 70%, 75%, and 59% of gross orders for fiscal year ended June 30, 2018, 2017 and 2016, respectively. We anticipate that distributor orders from international markets will continue to represent a significant portion of our gross orders in the foreseeable future. International orders are affected by foreign currency fluctuation as well as government programs that stimulate the purchase of healthcare products, both of which could affect the demand for our products and timing of orders from period to period. In addition, our order-to-revenue conversion cycle for international distributor orders has been generally longer compared to that of direct channel sales and could cause fluctuations in our age-outs from period to period.

Results of Operations

Fiscal 2018 results compared to 2017 (in thousands, except percentages)

	Years Ended June 30,
	2018		2017		change
(Dollars in thousands)	Amount	%(*)	Amount	%(*)	$	%
Products	$183,898	45%	$179,611	47%	$4,287	2%
Services	220,999	55%	203,803	53%	17,196	8%
Net revenue	$404,897	100%	$383,414	100%	$21,483	6%
Gross profit	$161,695	40%	$141,341	37%	$20,354	14%
Products gross profit	80,860	44%	66,254	37%	14,606	22%
Services gross profit	80,835	37%	75,087	37%	5,748	8%
Research and development expenses	57,251	14%	49,921	13%	7,330	15%
Selling and marketing expenses	60,105	15%	57,477	15%	2,628	5%
General and administrative expenses	48,136	12%	43,766	11%	4,370	10%
Other expense, net	19,224	5%	18,718	5%	506	3%
Provision for income taxes	878	1%	1,038	1%	(160)	(15)%
Net loss	$(23,899)	(6)%	$(29,579)	(8)%	5,680	(19)%

(*)	Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net revenue

Product Net Revenue

Product net revenue increased by $4.3 million, or 2%, as compared to the year ended June 30, 2017. The increase was due to an increase of $14.5 million from higher unit volume and higher average pricing per system of the CyberKnife Systems as compared to the prior year. The increase in system sales for CyberKnife was partially offset by a decrease in TomoTherapy System sales of $8.5 million and a decrease in upgrade and other revenue of $1.9 million.

Service Net Revenue

Services net revenue increased by $17.2 million, or 8%, as compared to the year ended June 30, 2017. The increase was mainly driven by a $10.4 million and $4.9 million attributable to increases in our system installed base revenue and upgrade revenue, respectively, together with an increase in spare parts sales of $2.1 million. These increases were offset by an immaterial decrease in training revenue.

Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2018	2017
Net revenue	$404,897	$383,414
Americas	36%	40%
Europe, Middle East, India and Africa	30%	27%
Asia Pacific (excluding Japan and India)	18%	15%
Japan	16%	18%

Gross profit

The overall gross profit margin for the year ended June 30, 2018 was 40% as compared to the gross profit of 37% for the year ended June 30, 2017, primarily due to an increase in system sales profit. Product gross margin was 44% for the year ended June 30, 2018 as compared to 37% for the year ended June 30, 2017, primarily due to higher unit volume, higher average selling price of our latest generation platforms and product mix together with an $8.0 million decrease of intangible amortization related to the acquisition of TomoTherapy Incorporated, which was fully amortized in the fourth quarter of fiscal 2017. Service gross margin remained flat as compared to prior year.

Research and development expenses

Research and development expenses increased $7.3 million, or 15%, for the year ended June 30, 2018 as compared to the year ended June 30, 2017. The increase was primarily due to $6.0 million of higher compensation and benefits expenses due to an increase in headcount, $1.1 million of higher project related spending, and a $0.2 million increase in travel expense.

We anticipate that research and development expenses in fiscal 2019 will be slightly lower than fiscal 2018 based on our current roadmap.

Selling and marketing expenses

Selling and marketing expenses increased $2.6 million, or 5%, for the year ended June 30, 2018 as compared to the year ended June 30, 2017. The increase was mainly due to an increase of $2.2 million in compensation expense due to increased headcount and higher commissions related to increased revenue and a $0.4 million increase in travel and marketing related expenses.

We anticipate selling and marketing expenses in fiscal 2019 will be higher compared to fiscal 2018 due to higher expenses related to new product launches and incremental headcount.

General and administrative expenses

General and administrative expenses increased $4.4 million, or 10%, for the year ended June 30, 2018 as compared to the year ended June 30, 2017. The increase was due to $2.3 million of higher compensation due to an increase in headcount, $1.9 million of higher consulting fees and strategic business development projects, and a $0.2 million increase in technology expenses.

We anticipate general and administrative expenses in fiscal 2019 will remain relatively stable compared to fiscal 2018.

Other expense, net

Other expense, net increased $0.5 million, or 3%, for the year ended June 30, 2018 as compared to the year ended June 30, 2017. The increase was primarily due to a net $2.5 million increase in loss on extinguishment of debt that occurred in the first and third quarters of fiscal 2018, a $0.4 million decrease in interest income, and a $0.2 million increase in loss on sale of our investments. The increase was mostly offset by a $2.3 million reduction in debt interest expense due to retirement of certain of our convertible notes in fiscal 2018 and a $0.3 million decrease in foreign exchange losses.

Provision for income taxes

The provision for income taxes was lower in fiscal 2018 as compared to fiscal 2017 due to lower foreign earnings. In both fiscal 2018 and 2017, we had tax benefits related to final tax assessments from the Swiss tax authorities for the period from fiscal 2011 through fiscal 2016, which decreased our foreign taxes.

At June 30, 2018, we had federal and state net operating loss carryforwards of $329.7 million and $146.8 million, respectively. These federal and state net operating loss carryforwards are available to offset future taxable income, if any, in varying amounts and will begin to expire in 2019. We also had federal and state research and development tax credit carryforwards of approximately $18.9 million and $19.2 million, respectively. If not utilized, the federal research credits will begin to expire in 2019, the California research credits have no expiration date and the other state research credits began to expire in 2014. Realization of the deferred tax assets, among other factors, is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Because of the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. We believe the impact of the inclusion of accumulated post-1986 foreign earnings on which U.S. income tax is currently deferred to a one-time transition tax on December 31, 2017 will not be material to us. The measurement of the transition tax liability requires extensive effort to calculate the foreign earnings and profit on a cumulative basis. We have made reasonable efforts to determine that there would be no material financial impact from this one-time transition tax as we believe our existing tax attributes can be used to offset the transition tax without limitation, but an election is available to not claim the net operating loss deduction against the mandatory foreign earnings inclusion at December 31, 2017.

Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to our assertion on maintaining a full valuation allowance against our U.S. deferred tax assets. Our gross deferred tax assets were revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to our net operating loss carryforward and valuation allowance. We will continue to analyze the Tax Act to assess the full effects on our financial results, including disclosures, for our fiscal year ending June 30, 2019.

In December 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the year ended June 30, 2018 did not reflect any adjustment to the previously assessed Tax Act enactment effect. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete our analysis within the measurement period in accordance with the guidance.

Starting in fiscal 2019, companies may be subject to global intangible low tax income (“GILTI”) which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations as well as the new base erosion anti-abuse tax (“BEAT”) under the Tax Act. GILTI will be effectively taxed at a tax rate of 10.5%. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes under the SAB 118. We have not made an election with respect to GILTI. We will continue to review the GILTI and BEAT rules to determine their applicability to us, and the impact that the rules may have on our results of operations of financial condition, as the rules become effective.

Fiscal 2017 results compared to 2016 (in thousands, except percentages)

	Years Ended June 30,
	2017		2016		2017-2016
	Amount	%(*)	Amount	%(*)	% change
Products	$179,611	47%	$193,299	48%	(7)%
Services	203,803	53	205,501	52	(1)
Net revenue	$383,414	100%	$398,800	100%	(4)%
Gross profit	$141,341	37%	$158,713	40%	(11)%
Products gross profit	66,254	37	84,628	44	(22)
Services gross profit	75,087	37	74,085	36	1
Research and development expenses	49,921	13	56,652	14	(12)
Selling and marketing expenses	57,477	15	56,812	14	1
General and administrative expenses	43,766	11	50,122	13	(13)
Other expense, net	18,718	5	18,295	5	2
Provision for income taxes	1,038	1	2,336	1	(56)
Net loss	$(29,579)	(8)%	$(25,504)	(6)%	16%

(*)	Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net revenue

Product net revenue decreased by $13.7 million for the year ended June 30, 2017 as compared to the year ended June 30, 2016 primarily due to a decrease of $12.4 million in revenue from system sales resulting from fewer number of CyberKnife Systems taken to revenue as compared to the prior year as well as a reduction in the average revenue per system. In addition, the decrease in revenue is attributable to a slower revenue conversion process mainly resulting from a higher percentage of order growth in our distributor channels which results in less control over the timing of revenue. There was also a decrease of $1.2 million in upgrade and other revenue as compared to the prior year. From time to time, we may amend sales agreements for system orders in backlog between Accuray and our distributors in order to shift responsibility of the installation of the system from us to the distributor. In such cases, the total purchase price of the system will be reduced accordingly as negotiated with the distributor on a case by case basis. This may result in us recognizing revenue for such systems earlier than previously anticipated. The total revenue recognized under such amendments was insignificant for fiscal 2017.

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

At June 30, 2017, we had federal and state net operating loss carryforwards of $329.8 million and $154.5 million, respectively. These federal and state net operating loss carryforwards are available to offset future taxable income, if any, in varying amounts and will begin to expire in 2019 for federal and 2018 for state purposes, respectively. Such net operating loss carryforwards include tax benefits from employee stock option exercises in excess of the share‑based compensation expense that has been recognized for these awards. We will record approximately $0.9 million as a credit to additional paid‑in capital if and when such excess benefits are ultimately realized. We also had federal and state research and development tax credit carryforwards of approximately $18.6 million and $18.7 million, respectively. If not utilized, the federal research credits will begin to expire in 2019, the California research credits have no expiration date and the other state research credits begin to expire in 2018. Realization of the deferred tax assets, among other factors, is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Because of the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

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

Share-Based Compensation Expense

In fiscal 2018, 2017 and 2016, we recorded share‑based compensation expense of $12.3 million, $13.6 million and $12.6 million, respectively, related to awards under our stock incentive plans. Share‑based compensation expense was recorded net of estimated forfeitures. As of June 30, 2018, we had approximately $15.6 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, shares under our Employee Stock Purchase Plan, or ESPP, restricted stock units, or RSUs, and market stock units, or MSUs, which we expect to recognize over a weighted average period from 0.6 to 3.0 years.

Liquidity and Capital Resources

At June 30, 2018, we had $83.1 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part I, Item 1A titled “Risk Factors.” Also refer to Note 9, Debt to the consolidated financial statements for discussion of the Revolving Credit Facility, our 3.75% Convertible Notes and Term Loan outstanding as of June 30, 2018. Based on our current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

In addition, the undistributed earnings of our foreign subsidiaries at June 30, 2018, are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes and foreign withholding taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of June 30, 2018, we had approximately $44.1 million of cash and cash equivalents at our foreign subsidiaries.

Cash Flows

	Years Ended June 30,
	2018	2017	2016
Net cash provided by (used in) operating activities	$18,331	$(380)	$30,925
Net cash provided by investing activities	17,766	17,823	8,262
Net cash used in financing activities	(27,453)	(54,538)	(757)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(346)	197	(1,006)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,298	$(36,898)	$37,424

Cash Flows From Operating Activities

Net cash provided by operating activities was $18.3 million in fiscal 2018, resulting primarily from a net change in operating assets and liabilities of $10.0 million and non‑cash items of $32.2 million that was offset by a net loss of $23.9 million.

•

Non‑cash items consisted primarily of stock‑based compensation expense of $12.3 million; depreciation and amortization expense of $9.7 million; non‑cash interest expenses on debt of $5.0 million, loss on extinguishment of debt of $3.5 million, and write down of inventories of $1.6 million.

•

The net change in operating assets and liabilities was primarily due to a $7.2 million decrease in accounts receivable due to the timing of revenue transactions and cash collection, a $6.2 million increase in customer advances due to the timing and new deposit receipts, and a $4.2 million decrease in prepaid and other assets. This was partially offset by a $8.7 million increase in inventory to support anticipated product shipments in future periods and a net $2.5 million decrease in deferred revenue.

Net cash used in operating activities was $0.4 million in fiscal 2017 and consisted of a net loss of $29.6 million, non‑cash items of $41.7 million, and a net change in operating assets and liabilities of $12.5 million. Non‑cash items consisted primarily of depreciation and amortization expense of $18.0 million, stock‑based compensation expense of $13.6 million; non‑cash interest expenses on debt of $7.8 million and write down of inventories of $2.3 million. The significant items in the change in operating assets and liabilities include cash used resulting from increases in accounts receivable of $15.7 million and other current and non‑current assets of $4.4 million. These uses of cash were offset in part by an increase in accounts payable of $2.2 million and accrued liabilities of $8.3 million, which was offset by a decrease in deferred revenue of $8.7 million and customer advances of $5.2 million as well as a decrease in inventories of $7.7 million. The increase in accounts receivable was a function of the timing of payments from customers driven by longer payment terms offered.

Net cash provided by operating activities was $30.9 million in fiscal 2016 and consisted of a net loss of $25.5 million, non‑cash items of $43.1 million, and a net change in operating assets and liabilities of $13.4 million. Non‑cash items consisted primarily of depreciation and amortization expense of $18.3 million, stock‑based compensation expense of $12.6 million and non‑cash interest expenses on debt of $8.0 million. The significant items in the change in operating assets and liabilities include cash provided from decreases in accounts receivable of $17.0 million, and accounts payable, accrued liabilities, customer advances and deferred revenue of $5.4 million. These provisions of cash were offset in part by an increase in inventories of $10.5 million, and other current and non‑current assets as well as deferred cost of revenue of $1.5 million. The decrease in accounts receivable was a function of the timing of cash collections from customers in fiscal 2016.

Cash Flows From Investing Activities

Net cash provided by investing activities was $17.8 million in fiscal 2018, which primarily consisted of sales and maturities of short‑term investments of $30.3 million, offset by purchases of investments of $5.9 million, purchases of property and equipment of $6.3 million, and payment of intangible assets of $0.3 million.

Net cash provided by investing activities was $17.8 million in fiscal 2017, which primarily consisted of sales and maturities of short‑term investments of $38.2 million, offset by purchases of investments of $15.0 million, purchases of property and equipment of $5.0 million and purchase of intangible assets of $0.3 million.

Net cash provided by investing activities was $8.3 million in fiscal 2016, which primarily consisted of sales and maturities of short‑term investments of $80.7 million, offset by purchases of property and equipment of $8.1 million and purchases of investments of $64.3 million.

Cash Flows From Financing Activities

Net cash used in financing activities during fiscal 2018 was $27.5 million, which was primarily due to $69.8 million paid to repurchase and retire our 3.50% Convertible Notes and 3.50% Series A Convertible Notes and $27.9 million used to pay down the Revolving Credit Facility. These expenses were offset by $66.1 million of net debt proceeds related to the Term Loan and issuance of the 3.75% Convertible Notes and $4.1 million in proceeds from employee stock plans.

Net cash used in financing activities during fiscal 2017 was $54.5 million, primarily attributable to $105.2 million in payments to convertible note holders and in connection with our term‑loan with Cerberus Business Finance, LLC, and $1.4 million of taxes paid related to net share settlement of equity awards, offset by $48.3 million proceeds from new Revolving Credit Facility and $3.8 million from proceeds from employee stock plans.

Net cash used in financing activities during fiscal 2016 was $0.8 million, primarily attributable to $66.4 million of payments to convertible note holders and $2.8 million of taxes paid related to net share settlement of equity awards, partially offset by $64.6 million of proceeds from our term‑loan with Cerberus Business Finance, LLC. and $3.8 million proceeds from employee stock plans.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	Revenue generated by sales of our products and service plans;
•	Costs associated with our sales and marketing initiatives and manufacturing activities;
•	Facilities, equipment and IT systems required to support current and future operations;
•	Rate of progress and cost of our research and development activities;
•	Costs of obtaining and maintaining FDA and other regulatory clearances of our products;
•	Effects of competing technological and market developments;
•	Number and timing of acquisitions and other strategic transactions; and
•	Servicing and maturity of our current future indebtedness.

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

Contractual Obligations and Commitments

The following is a schedule summarizing our obligations to make future payments under contractual obligations as of June 30, 2018. Refer to Note 9, Debt in Notes to the Consolidated Financial Statements in Item 8, Part II, of this report on Form 10‑K (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
3.75% Convertible Notes, Term Loan, and Revolving Credit Facility(1)	$150,285	$—	$—	$150,285	$—
Interest on 3.75% Convertible Notes, Term Loan, and Revolving Credit Facility(2)	32,444	8,639	22,548	1,257	—
Operating leases	52,898	9,401	26,507	16,990	—
Total	$235,627	$18,040	$49,055	$168,532	$—

(1)

Any conversion, redemption or purchase of our convertible notes would impact our cash payments noted in this table. Please see Note 9, Debt, to the consolidated financial statements for further information. Amounts presented are for principal only.

(2)	Interest on the Term Loan and Revolving Credit Facility are accrued at 7% and 6% per annum, respectively, which may vary in subsequent periods based upon LIBOR.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements for the years ended June 30, 2018, 2017, or 2016.

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

All of our significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 1, The Company and its Significant Accounting Policies, to the consolidated financial statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes the critical accounting policies and estimates are those related to revenue recognition, business combinations and assessment of recoverability of goodwill and intangible assets, valuation of inventories, share‑based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies.

Revenue Recognition

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables and we have to make a number of reasoned judgments with respect to elements of these sales arrangements, including how to allocate the proceeds received from an arrangement, whether there are multiple elements in the arrangement, whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition with respect to these arrangements. For sale arrangements that contain multiple elements, we allocate the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence (VSOE), of fair value, if it exists. VSOE of fair value for each element is based on our standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company’s pricing committee when that product or service is not yet being sold separately. When we are not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, we attempt to determine the selling price of each element based on third‑party evidence of selling price (TPE), as determined based on competitors’ or third‑party vendors’ prices for similar deliverables when sold separately. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When we are not able to establish selling price using VSOE or TPE, we use our best estimate of selling price (BESP), in the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand‑alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through annual analysis of our pricing practices and adjusted if necessary.

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

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Impairment, if any, is measured as the amount by which the carrying value exceeds the fair value of the impaired asset. We review indefinite‑lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Share‑Based Compensation Expense

We use the Black‑Scholes option valuation model to estimate the fair value of stock options and ESPP shares. This valuation model requires the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the expected term of the award. Our expected volatility is derived from the historical volatilities of our common stock. We estimate the expected term of stock option by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. We use the Monte‑Carlo simulation model to estimate the fair value of Market Stock Units (MSUs). The assumptions used in calculating the fair value of share‑based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share‑based compensation expense could be materially different in the future.

We recognize compensation cost for only those shares expected to vest over the requisite service period of the award. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on recent forfeiture activity and expected future employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported share‑based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed.

Convertible Notes

We account for convertible notes in accordance with ASC 470‑20 Debt with Conversion and Other Options and ASC 470-50 Line of Credit or Revolving-Debt Arrangement. ASC 470‑20 clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement at our election. ASC 470‑20 specifies that an issuer of such instruments should separately account for the liability and equity component of the conversion option. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is accreted to principal during the estimated life of the note. ASC 470-50, provides guidance on modifications to or exchanges of line-of-credit or revolving arrangements which should be evaluated based on borrowing.

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

Our effective tax rate does not include the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes and foreign income tax withholdings because we plan to reinvest such earnings indefinitely outside the United States. The impact for the one-time transition tax on deemed repatriation of such earnings on December 31, 2017 has been estimated to not affect our income tax expense for the fiscal 2018 period. We have estimated whether there is a need for foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long‑term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long‑term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate. We are subject to income taxes in the United States and certain foreign countries, and we are subject to corporate income tax audits in some of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. We believe that our reserve for uncertain tax positions is adequate. We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, or the expiration of statutes of limitations.

Allowance for Doubtful Accounts

We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.

Loss Contingencies

As discussed in Note 8. Commitments and Contingencies, to the consolidated financial statements, we are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. We provide disclosure if it is reasonably possible that a loss has been incurred and a range of loss or possible loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on our results of operations, financial position and cash flows.

Item 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2018, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

Prior to January 2018, we maintained an investment portfolio of various holdings, types and maturities. These securities were generally classified as available for sale and consequently were recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have had a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have had a material impact on interest earnings for our portfolio. As mentioned in Note 5, Investments to our audited consolidated financial statements included in this Annual Report on Form 10-K, in January 2018, we sold all of our investments in available for sale securities. As a result, we no longer carry investments that are sensitive to interest rate risk.

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the 3.75% Convertible Notes, the Term Loan, and the Revolving Credit Facility. The interest rates on the 3.75% Convertible Notes is fixed and interest rate on the Term Loan and the Revolving Credit Facility are at variable rates, which are tied to a “prime rate” and LIBOR. As of June 30, 2018, borrowings under the Term Loan totaled $40.0 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $24.0 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.3 million. Refer to Note 9, Debt to our condensed consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding our debt obligations.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Accuray Incorporated, (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 24, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

San Jose, California

August 24, 2018

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$83,083	$72,084
Short-term investments	—	23,909
Restricted cash	9,830	12,829
Accounts receivable, net of allowance for doubtful accounts of $251 and $420 as of June 30, 2018 and June 30, 2017, respectively	65,994	72,789
Inventories	108,540	105,054
Prepaid expenses and other current assets	15,569	18,988
Deferred cost of revenue	1,141	3,350
Total current assets	284,157	309,003
Property and equipment, net	23,698	23,062
Goodwill	57,855	57,812
Intangible assets, net	821	964
Deferred cost of revenue	—	206
Restricted cash	620	322
Other assets	11,576	15,095
Total assets	$378,727	$406,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,694	$17,486
Accrued compensation	28,992	25,402
Other accrued liabilities	22,448	23,870
Short-term debt	—	113,023
Customer advances	22,896	16,926
Deferred revenue	75,404	87,785
Total current liabilities	169,434	284,492
Long-term liabilities:
Long-term other liabilities	8,608	10,068
Deferred revenue	20,976	13,823
Long-term debt	131,077	51,548
Total liabilities	330,095	359,931
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2018 and June 30, 2017, respectively; issued and outstanding: 86,129,256 and 83,739,804 shares at June 30, 2018 and June 30, 2017, respectively	86	84
Additional paid-in-capital	521,738	496,887
Accumulated other comprehensive income (loss)	1,093	(52)
Accumulated deficit	(474,285)	(450,386)
Total stockholders' equity	48,632	46,533
Total liabilities and stockholders’ equity	$378,727	$406,464

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended June 30,
	2018	2017	2016
Net revenue:
Products	$183,898	$179,611	$193,299
Services	220,999	203,803	205,501
Total net revenue	404,897	383,414	398,800
Cost of revenue:
Cost of products	103,038	113,357	108,671
Cost of services	140,164	128,716	131,416
Total cost of revenue	243,202	242,073	240,087
Gross profit	161,695	141,341	158,713
Operating expenses:
Research and development	57,251	49,921	56,652
Selling and marketing	60,105	57,477	56,812
General and administrative	48,136	43,766	50,122
Total operating expenses	165,492	151,164	163,586
Loss from operations	(3,797)	(9,823)	(4,873)
Other expense, net	(19,224)	(18,718)	(18,295)
Loss before provision for income taxes	(23,021)	(28,541)	(23,168)
Provision for income taxes	878	1,038	2,336
Net loss	$(23,899)	$(29,579)	$(25,504)
Net loss per share—basic and diluted	$(0.28)	$(0.36)	$(0.32)
Weighted average common shares used in computing net loss per share:
Basic and diluted	84,893	82,495	80,509
Net loss	$(23,899)	$(29,579)	$(25,504)
Foreign currency translation adjustment	83	33	(47)
Reclassification adjustments on available for sale investments, net of tax	89	(74)	62
Change in defined benefit pension obligation	973	949	(549)
Comprehensive loss	$(22,754)	$(28,671)	$(26,038)

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2015	79,477,838	$79	$471,430	$(426)	$(395,303)	$75,780
Exercise of Stock options, net	58,279	—	285	—	—	285
Issuance of restricted stock	1,570,577	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	729,259	—	3,588	—	—	3,588
Share-based compensation	—	—	12,396	—	—	12,396
Unamortized Convertible Senior Note issuance costs reclassified to equity	—	—	(3,519)	—	—	(3,519)
Tax withholding upon vesting of restricted stock units	(457,745)	—	(2,832)	—	—	(2,832)
Net loss	—	—	—	—	(25,504)	(25,504)
Cumulative translation adjustment	—	—	—	(48)	—	(48)
Unrealized gain on investments, net of tax	—	—	—	63	—	63
Change in defined benefit pension obligation	—	—	—	(549)	—	(549)
Balance at June 30, 2016	81,378,208	$81	$481,346	$(960)	$(420,807)	$59,660
Exercise of Stock options, net	112,482	—	463	—	—	463
Issuance of restricted stock	1,709,957	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	870,037	1	3,345	—	—	3,346
Share-based compensation	—	—	13,154	—	—	13,154
Tax withholding upon vesting of restricted stock units	(330,880)	—	(1,419)	—	—	(1,419)
Net loss	—	—	—	—	(29,579)	(29,579)
Cumulative translation adjustment	—	—	—	33	—	33
Unrealized (loss) on investments, net of tax	—	—	—	(74)	—	(74)
Change in defined benefit pension obligation	—	—	—	949	—	949
Balance at June 30, 2017	83,739,804	$84	$496,887	$(52)	$(450,386)	$46,533
Exercise of Stock options, net	108,800	—	437	—	—	437
Issuance of restricted stock	1,166,776	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	921,583	1	3,333	—	—	3,334
Share-based compensation	—	—	12,289	—	—	12,289
Tax withholding upon vesting of restricted stock units	(61,536)	—	(293)	—	—	(293)
Retirement of Convertible Senior Notes	253,829	—	288	—	—	288
Allocated transaction cost in debt issuance	—	—	8,798	—	—	8,798
Net loss	—	—	—	—	(23,899)	(23,899)
Cumulative translation adjustment	—	—	—	83	—	83
Reclassification adjustments on available for sale investments, net of tax	—	—	—	89	—	89
Change in defined benefit pension obligation	—	—	—	973	—	973
Balance at June 30, 2018	86,129,256	$86	$521,738	$1,093	$(474,285)	$48,632

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(23,899)	$(29,579)	$(25,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,732	18,043	18,296
Share-based compensation	12,289	13,629	12,638
Amortization of debt issuance costs	1,629	3,785	1,728
Amortization and accretion of discount and premium on investments	(15)	67	801
Loss on sales of investments	171	—	—
Accretion of interest on debt	3,376	4,052	6,321
Provision for (recovery of) bad debt, net	(73)	119	127
Provision for write-down of inventories	1,603	2,253	2,444
(Gain) loss on disposal of property and equipment	(8)	8	153
Loss on extinguishment of debt	3,452	—	965
Provision (benefit) for deferred income taxes	30	(268)	(404)
Changes in assets and liabilities:
Accounts receivable, short and long-term	7,223	(15,732)	16,994
Inventories	(8,685)	7,675	(10,502)
Prepaid expenses and other assets	4,209	(4,437)	16
Deferred cost of revenue	2,422	3,321	1,452
Accounts payable	2,002	2,189	2,404
Accrued liabilities	1,577	8,316	(1,944)
Customer advances	6,189	(5,158)	2,578
Deferred revenues	(4,893)	(8,663)	2,362
Net cash provided by (used in) operating activities	18,331	(380)	30,925
Cash flows from investing activities
Purchases of property and equipment, net	(6,276)	(5,031)	(8,066)
Purchase of intangible assets	(333)	(333)	—
Purchases of investments	(5,940)	(14,992)	(64,356)
Sales and maturities of investments	30,315	38,179	80,684
Net cash provided by investing activities	17,766	17,823	8,262
Cash flows from financing activities
Proceeds from employee stock plans	4,389	3,786	3,849
Taxes paid related to net share settlement of equity awards	(293)	(1,419)	(2,832)
Payments made to note and loan holders	(69,797)	(105,158)	(66,406)
Proceeds from debt, net of costs	66,111	48,253	64,632
Repayments under Revolving Credit Facility, net	(27,863)	—	—
Net cash used in financing activities	(27,453)	(54,538)	(757)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(346)	197	(1,006)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,298	(36,898)	37,424
Cash, cash equivalents and restricted cash at beginning of period	85,235	122,133	84,709
Cash, cash equivalents and restricted cash at end of period	$93,533	$85,235	$122,133
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,460	$4,458	$1,026
Cash paid for interest	$9,187	$9,927	$10,340
Non-cash financing activities:
Exchange of Convertible Notes	$6,641	$—	$—
Modification of Revolving Credit Facility	$1,997	$—	$—
Non-cash investing activities:
Unpaid purchase of property and equipment at end of year	$399	$210	$218
Unpaid purchase of intangible assets at end of year	$—	$667	$—
Transfers from inventory to property and equipment	$174	$1,395	$1,660

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

The accompanying consolidated financial statements have been prepared in accordance with United States accounting generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain amounts in the prior year’s consolidated balance sheet and consolidated statement of cash flows have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net cash provided by (used in) operating activities in consolidated statements of cash flows for the years ended June 30, 2017 and 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of inventories, share‑based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies. Actual results could differ materially from those estimates.

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. Net foreign currency exchange transaction gains or losses are included as a component of other expense, net, in the Company’s consolidated statements of operations and comprehensive loss.

Fair Value Measurements

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short‑term nature of these instruments. Also refer to Note 7, Fair Value Measurements, for further details.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Investments

The Company classifies all its investments as available‑for‑sale at the time of purchase since it is management’s intent that these investments be available for current operations, and as such, includes these investments as short‑term investments on its balance sheets. These investments primarily consist of commercial paper, U.S. treasury securities, and U.S. government agency and corporate debt securities. Short‑term investments classified as available‑for‑sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other‑than‑temporarily impaired, which would require it to record an impairment charge in the period any such determination is made. In making this judgment, management evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer and any changes thereto, and management’s intent to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. Other expense, net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other‑than‑temporary declines in the fair value of securities, if any.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are mainly deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances. The Company places its investments with high‑credit quality issuers. The Company does not invest an amount exceeding 5% of its combined cash, cash equivalents and investments in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts.

The Company had no customer that represented 10% or more of total net revenue for the years ended June 30, 2018 and 2017, and one customer that represented more than 10% of total net revenue for the year ended June 30, 2016. The Company had  no customer that accounted for more than 10% of accounts receivable, net as at June 30, 2018 and two customers that accounted for 30% of accounts receivable, net at June 30, 2017.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations.

Single‑source suppliers presently provide the Company with several components. In most cases, if a supplier was unable to deliver these components, the Company believes that it would be able to find other sources for these components subject to any regulatory qualifications, if required.

Restricted Cash

Restricted cash primarily consists of cash that is temporarily held in bank accounts which are under the control of the lender to the Revolving Credit Facility, certificates of deposit held as guarantees in connection with customer contracts and corporate leases as well as funds held as guarantees for Value‑Added Tax (VAT) obligations in a foreign jurisdiction.

Inventories

Inventories are stated at the lower of cost (on a first‑in, first‑out basis) or market value. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management.

Revenue Recognition

The Company’s revenue is primarily derived from sales of CyberKnife and TomoTherapy Systems and services, which include post‑contract customer support or PCS, installation services, training and other professional services. The Company records its revenues net of any value added or sales tax. In all sales arrangements, the Company recognizes revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is reasonably assured and delivery has occurred. Payments received in advance of system shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and credit‑worthiness of the customer. The Company generally does not request collateral from its customers. If the Company determines that collection is not reasonably assured, the Company will defer the fee and recognize revenue upon receipt of cash.

The Company frequently enters into sales arrangements that contain multiple elements or deliverables. For sale arrangements that contain multiple elements, the Company allocates the arrangement consideration to each element based on the relative selling price method, whereby the relative selling price of each deliverable is determined using vendor specific objective evidence (VSOE) of fair value, if it exists. VSOE of fair value for each element is based on the Company’s standard rates charged for the product or service when such product or service is sold separately or based upon the price established by the Company’s pricing committee when that product or service is not yet being sold separately. When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, the Company attempts to estimate the selling price of each element based on third‑party evidence of selling price (TPE), as determined based on competitors’ or third‑party vendors’ prices for similar deliverables when sold separately. When the Company is not able to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price (BESP), in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand‑alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, internal costs, geographies and gross margin. The determination of BESP is made through annual analysis of the Company’s pricing practices and adjusted if necessary.

The Company has a limited number of software offerings which are not required to deliver its systems’ essential functionality and can be sold separately. The Company accounts for the separate sale of its software products in accordance with the applicable guidance for software revenue recognition. The Company’s multiple‑element arrangements may also include software deliverables that are subject to the software revenue recognition guidance; and in these cases, the revenue for these multiple‑element arrangements is allocated to the software deliverable and the non‑software deliverables based on the relative selling prices of all of the deliverables in the arrangement using VSOE, TPE or BESP.

The Company regularly reviews VSOE, TPE and BESP for all of its products and services. As the Company’s go‑to‑market strategies and other factors change, the Company may modify its pricing practices in the future, which may impact the selling prices of systems and services as well as VSOE, TPE and BESP of systems and services. As a result, the Company’s future revenue recognition for multiple element arrangements could differ materially from that recorded in the current period.

Product Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy Systems. If the Company is responsible for installation, the Company recognizes revenue after installation and acceptance of the system. Otherwise, revenue is generally recognized upon delivery, assuming all other revenue recognition criteria are met.

The Company can sell its systems with PCS contracts, installation services, training, and at times, professional services. PCS contracts provide planned and corrective maintenance services, software updates, bug fixes, as well as call‑center support.

The Company records revenues from sales of systems, product upgrades and accessories to distributors depending on the terms of the distribution agreement as well as terms and conditions executed for each sale, and once all revenue recognition criteria have been met.

The Company’s agreements with customers and distributors for system sales generally do not contain product return rights. Certain distributor agreements include parts inventory buy‑back provisions upon distributorship termination. The Company accrues an inventory buy‑back liability when and if such distributorship termination is expected and the liability can be estimated.

Service Revenue

Service revenue is generated primarily from PCS (warranty period services and post warranty services), installation services, training, and professional services. Service revenue also includes product upgrades purchased via service contracts. Service revenue is recognized either ratably over the contractual period or when service is performed, depending on specific terms and conditions in agreements with customers.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight‑line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated on a straight‑line basis over the remaining term of the lease or the estimated useful life of the asset, whichever is shorter. Machinery and equipment are depreciated over five years. Furniture and fixtures are depreciated over four years. Computer and office equipment and computer software are depreciated over three years. Repairs and maintenance costs, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

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

Impairment of Long‑Lived Assets

The Company reviews long‑lived assets, including intangible assets, property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable using pretax undiscounted cash flows. Impairment, if any, is measured as the amount by which the carrying value of a long‑lived asset exceeds its fair value.

Goodwill and Purchased Intangible Assets

Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company’s closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. The Company intends to adopt the new accounting guidance that simplifies the testing for goodwill impairment in the first quarter of fiscal 2019. Refer to Note 2, Recent Accounting Pronouncements. There was no impairment of goodwill identified in the fiscal years ended June 30, 2018, 2017 and 2016.

Purchased intangible assets other than goodwill, including developed technology are amortized on a straight‑line basis over their estimated useful lives unless their lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets which range from approximately one to seven years.

Acquisition‑related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

Shipping and Handling

The Company’s billings for shipping and handling for product shipments to customers are included in cost of products. Shipping and handling costs incurred for inventory purchases are capitalized in inventory and expensed in cost of products.

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.4 million, $0.4 million and $0.3 million for the years ended June 30, 2018, 2017 and 2016, respectively, and are included in selling and marketing expense in the consolidated statements of operations.

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

Share‑Based Compensation

The Company issues stock‑based compensation awards to employees and directors in the form of stock options, restricted stock units (RSUs), performance stock units (PSUs), market stock units (MSUs) and employee stock purchase plan (ESPP) awards (collectively, awards).

The Company measures and recognizes compensation expense for all stock‑based awards based on the awards’ fair value. Share‑based compensation for RSUs and PSUs is measured based on the value of the Company’s common stock on the grant date. The Company uses the Monte‑Carlo simulation model to estimate the fair value of MSUs. Share‑based compensation for employee stock options and ESPP awards are measured on the date of grant using a Black‑Scholes option pricing model.

Awards vest either on a graded schedule or in a lump sum. The Company determines the fair value of each award as a single award and recognizes the expense on a straight‑line basis over the service period of the award, which is generally the vesting period. The exercise price of stock options granted is equal to the fair market value of the Company’s common stock on the date of grant. Stock options expire ten years from the date of grant.

Share‑based compensation expense for stock options, RSUs, PSUs and the ESPP awards is based on awards ultimately expected to vest, and the expense is recorded net of estimated forfeitures. The Company recognizes expense for MSUs net of estimated forfeitures and does not adjust the expense for subsequent changes in the expected outcome of the market‑based vesting conditions.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows (in thousands):

	Years Ended June 30,
	2018	2017	2016
Numerator:
Net loss used to compute basic and diluted loss per share	$(23,899)	$(29,579)	$(25,504)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	84,893	82,495	80,509

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti‑dilutive. Additionally, the 3.75% Convertible Notes due August 2022 (the “3.75% Convertible Notes”), the 3.75% Convertible Notes due August 2016 (the “3.75% Convertible Notes due 2016”), the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”), the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 are included in the calculation of diluted net income per share only if their inclusion is dilutive.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti‑dilutive (in thousands):

	As of June 30,
	2018	2017	2016
Stock options	2,684	2,463	2,377
RSUs, PSUs and MSUs	5,159	5,227	5,467
3.50% Convertible Notes	—	8,378	8,378
	7,843	16,068	16,222

Outstanding Convertibles Notes—Diluted Share Impact

The 3.75% Convertible Notes, the 3.75% Convertible Notes due 2016, and the 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. The 3.75% Convertible Notes due 2016 were retired in August 2016 and the 3.50% Series A Convertible Notes were retired in February 2018. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes outstanding as of June 30, 2018, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

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

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company anticipates that except for $0.01 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

Accumulated Other Comprehensive Loss

The components of comprehensive loss consist of net loss, unrealized gains and losses on available‑for‑sale investments, changes in foreign currency exchange rate translation and net changes related to a defined benefit pension plan. The unrealized gains and losses on available‑for‑sale investments, changes in foreign currency exchange rate translation and net changes related to the defined benefit pension plan are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period.

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

In November 2016, the FASB issued ASU No. 2017‑18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. The Company early adopted this ASU in the third quarter of fiscal year 2017  and retrospectively applied the change to the statement of cash flows for the fiscal years ended June 30, 2016. The Company disclosed its restricted cash on its consolidated balance sheets for the years presented. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Effective

In June 2018, the FASB issued ASU No. 2018-7, Improvements to Nonemployee Share-Based Payment Accounting, The ASU supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The guidance will be effective for the Company in its first quarter of fiscal year 2020. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company has not yet determined whether it will elect early adoption, but it’s likely that the adoption of this standard will not have significant impact on its consolidated financial statements and related disclosures.

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

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017‑09, Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting. This guidance redefines which changes to the terms and conditions of a share‑based payment award require an entity to apply modification accounting for a share‑based payment. This guidance will be effective for the Company in the first quarter of fiscal year 2019. The Company will adopt this guidance in the first quarter of fiscal year 2019 and has determined that the adoption of this standard will not have a significant impact on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017‑07, Compensation—Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of employer‑sponsored defined benefit pension and other postretirement plans for the net periodic benefit cost in the statement of operations and requires that the service cost component of net periodic benefit be presented in the same income statement line items as other employee compensation costs for services rendered during the period. The other components of the net benefit costs are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. This guidance allows only the service cost component of net periodic benefit costs to be eligible for capitalization. The guidance will be effective for the Company in the first quarter fiscal year 2019 and early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017‑04, Intangibles—Goodwill and Other Topics (Topic 350)—Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit by determining the fair value of its assets and liabilities (including unrecognized assets and liabilities) to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. The ASU will be effective for the Company in the first quarter of fiscal year 2021 on a prospective basis and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company will early adopt this guidance in the first quarter of fiscal year 2019 and has determined that the adoption of this standard will not have an impact on its consolidated financial statements and related disclosure.

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU will be effective for the Company in the first quarter of  fiscal year 2019 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016‑13 (ASU 2016‑13) Measurement of Credit Losses on Financial Instruments. ASU 2016‑13 requires measurement and recognition of expected credit losses for financial assets held. This guidance will become effective for the Company beginning in the third quarter of fiscal year 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the third quarter of fiscal year 2019. The Company has not yet determined whether it will elect early adoption and is evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (ASU 2016‑02). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016‑02 requires additional disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. ASU 2016‑02 requires adoption based upon a modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2016‑02 on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. The guidance will be effective for the Company in the first quarter of fiscal year 2019. The Company adopted the new revenue standards as of July 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date.

The Company has substantially completed its assessment of the potential impact this guidance will have on its consolidated financial statements and related disclosures. Based on that assessment, the Company expects the most significant impact to be the capitalization and amortization of incremental costs of obtaining a contract, primarily related to certain bonuses and sales commissions. Under the new standards, the Company will capitalize incremental contract acquisition costs, such as certain bonuses and sales commissions, and amortize such costs over the period which the Company benefits, as estimated by management, which may extend beyond the initial contract term. The Company expects to amortize capitalized bonuses and sales commissions over a period of five years commencing upon the initial transfer of control of the system to the customer. The pattern of amortization will be commensurate with the pattern of transfer of control of the performance obligations to the customer. The Company will elect to use the practical expedient in ASC 340-40- 25-4 and expense commissions related to service renewals and upgrades with a renewal contract term of one year or less as incurred. For sales commissions that are capitalized, the Company expects to record an estimated net cumulative-effect adjustment to retained earnings of $1.9 million associated with open contracts as of July 1, 2018. The Company is currently evaluating the estimated impact for bonuses that are capitalized.

The Company expects product revenue for direct sales to be accelerated to reflect transfer of control upon delivery while an element of installation will be deferred until performed. Prior to the adoption of ASC 606, the Company defers revenue until installation as occurred. The revenue recognition method for indirect sales and service revenues is expected to be unchanged under the new guidance. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019.

Note 3. Supplemental Financial Information

Consolidated Balance Sheet

Cash and Cash Equivalents

The following is a summary of cash and cash equivalents (in thousands):

	June 30, 2018	June 30, 2017
Cash	$83,083	$70,515
Money market funds	—	1,569
Total cash and cash equivalents	$83,083	$72,084

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2018	June 30, 2017
Accounts receivable	$63,591	$70,394
Unbilled fees and services	2,654	2,815
	66,245	73,209
Less: Allowance for doubtful accounts	(251)	(420)
Accounts receivable, net	$65,994	$72,789

The Company received payment or had credits of $0.2 million, added $0.1 million and wrote off $0.1 million from the allowance for doubtful accounts in fiscal 2018. The Company received payment or had credits of $0.1 million, added $0.2 million and wrote off $0.5 million from the allowance for doubtful accounts in fiscal 2017.

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and sales‑type leases, totaled $6.9 million and $7.4 million at June 30, 2018 and 2017, respectively, and are included in Other Assets in the consolidated balance sheets. Of the $6.9 million in financing receivables at June 30, 2018, $1.0 million related to sales‑type leases with customers while the remaining $5.9 million related to contractual maturities of more than one year. Of the $7.4 million in financing receivables at June 30, 2017, $2.8 million related to sales‑type leases with customers while the remaining $4.6 million related to contractual maturities of more than one year. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. As of June 30, 2018, the sales‑type lease portion of the financing receivables was rated at a moderate risk. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of June 30, 2018. Based upon such assessment, the Company did not record any adjustment and recorded less than $0.1 million to the allowance for credit losses related to such financing receivables as of June 30, 2018 and as of June 30, 2017, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

June 30, 2018	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$1,588	$8,009	$9,597
Residual value	—	—	—
Unearned income	(137)	—	(137)
Allowance for credit loss	—	—	—
Total, net	$1,451	$8,009	$9,460
Reported as:
Current	$432	$2,139	$2,571
Non-current	1,019	5,870	6,889
Total, net	$1,451	$8,009	$9,460

June 30, 2017	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$4,030	$6,268	$10,298
Residual value	—	—	—
Unearned income	(433)	—	(433)
Allowance for credit loss	(39)	—	(39)
Total, net	$3,558	$6,268	$9,826
Reported as:
Current	$720	$1,677	$2,397
Non-current	2,838	4,591	7,429
Total, net	$3,558	$6,268	$9,826

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. Future minimum lease payments to be received as of June 30, 2018 are presented as follows (in thousands):

Year Ending June 30,	Amount
2019	504
2020	465
2021	465
2022	154
2023	—
Total	$1,588

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2018	June 30, 2017
Raw materials	$37,144	$38,803
Work-in-process	17,703	15,471
Finished goods	53,693	50,780
Inventories	$108,540	$105,054

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2018	June 30, 2017
Furniture and fixtures	$2,927	$4,364
Computer and office equipment	11,315	11,802
Software	11,307	11,457
Leasehold improvements	25,423	23,164
Machinery and equipment	47,065	48,742
Construction in progress	5,629	3,533
	103,666	103,062
Less: Accumulated depreciation	(79,968)	(80,000)
Property and equipment, net	$23,698	$23,062

Depreciation and amortization expense related to property and equipment for the years ended June 30, 2018, 2017 and 2016 was $9.6 million, $10.3 million and $10.3 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign Currency Items	Unrealized Gains and (Losses) on Available-for- Sale Securities	Change in Defined Pension Benefit Obligation	Total
Balance at June 30, 2016	$1,121	$(15)	$(2,066)	$(960)
Other comprehensive income (loss)	33	(74)	949	908
Balance at June 30, 2017	$1,154	$(89)	$(1,117)	$(52)
Other comprehensive income (loss)	83	89	973	1,145
Balance at June 30, 2018	$1,237	$—	$(144)	$1,093

Consolidated Statements of Operations

Other expense, net consisted of the following (in thousands):

	Years Ended June 30,
(in thousands)	2018	2017	2016
Interest expense on debt	$(14,959)	(17,302)	$(17,460)
Foreign currency transaction loss	(986)	(1,267)	(2,014)
Other (expense) income	(3,279)	(149)	1,179
Total other expense, net	$(19,224)	(18,718)	$(18,295)

Note 4. Goodwill and Purchased Intangible Assets

Goodwill

Goodwill as of June 30, 2018 and 2017 and changes in the carrying amount of goodwill for the respective periods are as follows (in thousands):

	As of June 30,
	2018	2017
Balance at the beginning of the period	$57,812	$57,848
Currency translation	43	(36)
Balance at the end of the period	$57,855	$57,812

In fiscal 2018, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

The Company’s intangible assets associated with purchased patent license are as follows (in thousands):

		As of June 30, 2018			As of June 30, 2017
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	7	$1,000	$(179)	$821	$1,000	$(36)	$964

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. The Company did not identify any triggering events that would indicate potential impairment of its definite‑lived intangible and long‑lived assets as of June 30, 2018 and 2017.

Amortization expense related to purchased intangible assets was $0.1 million, $7.7 million and $8.0 million for the years ended June 30, 2018, 2017 and 2016, respectively.

The estimated future amortization expense of purchased intangible assets as of June 30, 2018 is as follows (in thousands):

Year Ending June 30,	Amount
2019	$143
2020	143
2021	143
2022	143
2023	143
Thereafter	106
$821

Note 5. Investments

The Company considers all highly liquid investments held at major banks, certificates of deposit and other securities with original maturities of three months or less to be cash equivalents.

The Company classifies all of its investments as available-for-sale at the time of purchase because management intends for these investments to be available for current operations and includes these investments on its balance sheet as short-term investments. Investments with original maturities longer than three months include commercial paper, U.S. agency securities, non-U.S. government securities and investment-grade corporate debt securities. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification of each security’s cost basis.

In January 2018, the Company sold all of its available-for-sale investments for proceeds of $23.9 million and realized an insignificant loss on the sale of its investments. The Company reviews its investments quarterly to identify and evaluate investments that have an indication of possible impairment. Gross realized gains and losses were insignificant for the year ended June 30, 2018 and the year ended June 30, 2017. Upon the sale of its available for sale securities, the Company reclassified $77 thousand from other comprehensive income to Other expense, net.

The Company had an investment in a technology company, which had historically been accounted for using the cost method and recorded in Other assets. Subsequent to such company’s initial public offering in October 2017, the Company owned approximately 143,000 shares of such company’s common stock. Considering the liquidity in these shares at the time, the Company reclassified its investment from Other assets to short-term investments. In the fourth quarter of fiscal 2018, the Company sold all of its shares for a proceed of $0.4 million and recognized a loss on the sale of $0.1 million.

The following table summarizes the available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Debt Securities:
U. S. government agency securities	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—
June 30, 2017
Debt Securities:
U. S. government agency securities	$(31)	$11,970	$(58)	$11,939	$(89)	$23,909
Total	$(31)	$11,970	$(58)	$11,939	$(89)	$23,909

The Company held zero positions as of June 30, 2018 and 8 positions as of June 30, 2017 that were in an unrealized loss position. Gross realized gains and gross realized losses were insignificant for the years ended June 30, 2018, 2017 and 2016.

Note 6. Derivative Financial Instruments

The Company utilizes foreign currency forward contracts with reputable financial institutions to manage its exposure of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash, customer receivables and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. The Company intends to exchange foreign currencies for U.S. Dollars at maturity. There were no outstanding foreign currency forward contracts at the end of fiscal years 2018 and 2017.

The following table shows the effect of forward contracts not designated as hedging instruments and foreign currency transactions gains and losses, which were included in “Other expense, net” on the consolidated statements of operations in fiscal years (in thousands):

	Years ended June 30,
	2018	2017	2016
Foreign currency exchange loss on foreign contracts	$(2,461)	$(1,322)	$(4,155)
Foreign currency transactions gain	1,475	55	2,141

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short‑term investments (in thousands):

	June 30, 2018
				Estimated Fair Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$83,083	$—	$—	$83,083	$—
Level 1
Money market funds	—	—	—	—	—
Level 2
U.S. government agency securities	—	—	—	—	—
Total	$83,083	$—	$—	$83,083	$—

	June 30, 2017
				Estimated Fair Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$70,515	$—	$—	$70,515	$—
Level 1
Money market funds	1,569	—	—	1,569	—
Level 2
U.S. government agency securities	23,998	—	(89)	—	23,909
Total	$96,082	$—	$(89)	$72,084	$23,909

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

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the 3.50% Convertible Notes, the 3.50% Series A Convertible Notes and the 3.75% Convertible Notes (collectively the “Notes”) are not readily available. The Revolving Credit Facility and the Term Loan (collectively the “Credit Facilities”) are valued at market interest rates, which it considers to be a level 2 fair value measurement. The carrying value of these financial instruments approximate its estimated fair value as there have not been significant changes in the Company’s credit quality or capital markets that would suggest changes in interest rates since these Credit Facilities were issued or amended in December 2017.

The following table summarizes the carrying value and estimated fair value of Credit Facilities and Notes (in thousands):

	June 30, 2018		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$69,382	$70,742	$—	$—
3.50% Convertible Notes	—	—	44,099	48,146
3.50% Series A Convertible Notes	—	—	68,924	74,982
Term Loan Facility	38,010	38,010	—	—
Revolving Credit Facility	23,685	23,685	51,548	51,548
Total	$131,077	$132,437	$164,571	$174,676

Note 8. Commitments and Contingencies

Operating Lease and Long‑term Debt Commitments

The Company leases office and manufacturing space under non‑cancelable operating leases with various expiration dates through June 2025. Rent expense was $9.2 million, $8.6 million and $8.3 million for the years ended June 30, 2018, 2017 and 2016, respectively. The terms of some of the facility leases provide for rental payments on a graduated scale. For these leases, the Company recognizes rent expense on a straight‑line basis over the lease period, and has accrued for rent expense incurred but not paid.

The Company is also required to make semi‑annual interest payments on the Existing 3.75% Convertible Notes, and monthly interest payments on the Revolving Credit Facility and Term Loan. See Note 9, Debt, for details.

Future minimum lease payments under non‑cancelable operating lease agreements and long‑term principal and interest on the 3.75% Convertible Notes and Credit Facilities as of June 30, 2018 are as follows (in thousands):

Year Ending June 30,	Operating Leases	Long-Term Debt (1)
2019	$9,401	$8,639
2020	9,564	8,523
2021	8,496	7,570
2022	8,447	6,455
2023	8,554	151,542
Thereafter	8,436	—
Total	$52,898	$182,729

(1)

These amounts represent principal and interest cash payments over the contractual life of the debt obligations, including anticipated interest payments that are not recorded on the Company’s consolidated balance sheet. Any conversion, premium, redemption or purchase of the 3.75% Convertible Notes would impact cash payments noted in the preceding table.

Purchase Commitments

The Company’s purchase commitments and obligations include all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which the Company has not received the goods or services and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allows the Company the option to cancel, reschedule, and adjust its requirements based on the Company’s business needs prior to the delivery of goods or performance of services, and hence, have not been included in the table above.

Indemnities, Commitments and Guarantees

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2018.

Royalty Agreement

The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each TomoTherapy System sold that includes the licensed technology. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligation of $0.3 million per year, or if the Company commits any breach of the license agreement’s covenants. The Company recorded royalty costs of $0.5 million, $0.5 million and $0.6 million for the years ended June 30, 2018, 2017 and 2016, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had accrued liabilities of approximately $0.2 million and $0.2 million at June 30, 2018 and 2017, respectively, related to this agreement.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2018.

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

On January 30, 2018, the Company entered into exchange agreements (the “Exchange Agreements”) with the holders of the 3.50% Convertible Notes, which amended the original settlement terms of the notes and allowed the Company to settle the then outstanding $13.0 million principal balance of the 3.50% Convertible Notes and accrued interest in cash at maturity, and any excess equity value over the original conversion price in shares. In exchange for the agreement to settle in cash, the Company agreed to pay $0.3 million exchange premium. The $0.3 million exchange premium was accounted for as debt extinguishment and included in Other expense, net.

On February 1, 2018, pursuant to the Exchange Agreements, the Company paid $13.2 million in cash to settle outstanding principal and accrued interest, and on February 7, 2018 issued 253,000 shares of the Company’s common stock to the 3.50% Convertible Notes holders. The total number of shares was determined using a three-day volume weighted averaging price period and based on a prescribed formula in the Exchange Agreements. As a result, the 3.50% Convertible Notes were repaid in full and were not outstanding at June 30, 2018.

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

Pursuant to the original settlement terms, the Company made an irrevocable net share settlement election and paid cash for principal plus accrued interest upon maturity to holders who did not elect to convert. Prior to maturity, one note holder elected to convert their notes and receive a combination of cash and shares at settlement. The number of shares was determined based on a prescribed formula in the indenture. On February 1, 2018, the Company paid an aggregate amount of $27.0 million in cash and delivered 1,252 shares of its common stock to settle the 3.50% Series A Convertible Notes. As a result, the 3.50% Series A Convertible Notes were repaid in full and were not outstanding at June 30, 2018.

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

Holders of the 3.75% Convertible Notes may convert their notes at any time on or after April 15, 2022 until the close of the business day immediately preceding the maturity date. Prior to April 15, 2022, holders of the 3.75% Convertible Notes may convert their notes only under certain circumstances.

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of June 30, 2018, approximately $85.0 million aggregate principal amount was outstanding.

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

The Amended Credit Agreement contains restrictions and covenants applicable to the Company. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the Revolving Credit Facility. In addition, the Amended Credit Agreement contains customary restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The Company was in compliance with the covenants as of June 30, 2018. As of June 30, 2018, approximately $24.0 million aggregate principal amount was outstanding under the Revolving Credit Facility.

Term Loan

In December 2017, the Company entered into a credit and security agreement with a lender (the “Term Loan Agreement”). The Term Loan Agreement provides for an initial term loan of $40.0 million with an additional tranche of $20.0 million undrawn and available through December 31, 2018, if specified conditions are met (the “Term Loan”). In connection with the Amendment, the Company used a portion of the net proceeds from the initial advance to repay a portion of the outstanding borrowings under the Revolving Credit Facility. Interest on the Term Loan is payable monthly in arrears at an annual interest rate of 6.75% plus 90-day LIBOR. The Term Loan Agreement matures December 15, 2022 and, if prepaid, has fees equal to 3%, 2%, and 1% of the prepayment amount if such termination occurs within the first year, the second year, and the third year of funding, respectively. The term of the loan is 60 months with interest only for the first 24 months followed by straight-line amortization of principal for the remaining months. In addition, the Company will pay an annual administrative fee of 0.25% and a final payment of 4.0% of the Term Loan amount. As of June 30, 2018, approximately $40.0 million aggregate principal amount was outstanding.

The following table presents the carrying value of all Credit Facilities and 3.75% Convertible Notes (in thousands):

	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount	$23,685	$85,000	$40,000	$148,685
Unamortized debt costs	—	(3,351)	(1,721)	(5,072)
Unamortized debt discount	—	(12,267)	(269)	(12,536)
Net carrying amount	$23,685	$69,382	$38,010	$131,077

A summary of interest expense on the Credit Facilities and Notes is as follows (in thousands):

	Year ended June 30,
	2018	2017	2016
Interest expense related to contractual interest coupon	$9,953	$9,465	$9,411
Interest expense related to amortization of debt discount	3,377	4,052	6,321
Interest expense related to amortization of debt issuance costs	1,629	3,785	1,728
Total	$14,959	$17,302	$17,460

Note 10. Shareholders’ Equity

At June 30, 2018, the Company had  7.8 million shares of common stock reserved for issuance under the stock incentive plans and the employee stock purchase plan.

Note 11. Stock Incentive Plan and Employee Stock Purchase Plan

As of June 30, 2018, the Company had three outstanding stock incentive plans: the 2016 Equity Incentive Plan, or the 2016 Plan; the 2007 Incentive Award Plan, or the 2007 Plan; and the 1998 Stock Incentive Plan, or the 1998 Plan. The 2016 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, performance units, and restricted stock units, or RSUs. The vesting of RSUs granted under the 2016 Plan are primarily service‑based (over the requisite service period) while the vesting of performance units granted under the 2016 Plan are primarily performance‑based, or PSUs, or market‑based, or MSUs. Only employees of the Company are eligible to receive incentive stock options. Non‑employees may be granted non‑qualified stock options.

Stock options granted under the 2016 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date. The stock options have 10 year contractual terms and generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. Service‑based RSUs granted under the equity plans generally vest 25% of the share units covered by the grant on each of the first through fourth anniversaries of the date of the grant, subject to the continued service of the grantee through each such date. However, certain of the outstanding RSUs under our equity plans vest 50% upon the first anniversary year of the grant date, and 50% upon the second anniversary year of the grant date. The Board of Directors has the discretion to use different vesting schedules.

As of June 30, 2018, the 2007 Plan and the 1998 Plan each continued to remain in effect; however, the Company can no longer grant equity awards under such plans.

The following table summarizes the share‑based compensation charges included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Years ended June 30,
	2018	2017	2016
Cost of revenue	$1,866	$1,991	$1,677
Research and development	2,312	2,490	2,564
Selling and marketing	1,390	2,827	2,633
General and administrative	6,721	6,321	5,764
Total	$12,289	$13,629	$12,638

The amount of capitalized share‑based compensation costs as components of inventory was insignificant at June 30, 2018, 2017 and 2016.

Stock Options

The fair value of each option is estimated at the date of grant using the Black‑Scholes option pricing formula with the following assumptions:

	Years Ended June 30,
	2018	2017	2016(1)
Risk–free interest rate	1.98%	1.76%	—%
Dividend yield	—%	—%	—%
Expected term	5.25	5.12	—
Expected volatility	43.9%	46.4%	—%

(1)	The Company did not issue any stock options for the year ended June 30, 2016.

Determining Fair Value of Stock Options

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation and Amortization Method—The Company estimates the fair value of its stock options using the Black‑Scholes option‑pricing model. This fair value is then amortized over the requisite service periods of the awards.

Expected Term—The Company estimates the expected term of stock option by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method.

Expected Volatility—The expected volatility is derived from the Company’s historical stock volatility over a period approximately equal to the expected term of the options.

Risk‑Free Interest Rate—The risk‑free interest rate is based on the U.S. Treasury yield curve on the date of grant.

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

A summary of option activity under the Company’s incentive plan during the fiscal years is presented below (in thousands except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balance at June 30, 2015	2,537	$7.91	5.10	$1,862
Options granted	—	—
Options exercised	(59)	4.89
Options forfeited/expired	(101)	7.53
Balance at June 30, 2016	2,377	8.00	3.97	$452
Options granted	760	5.05
Options exercised	(113)	5.18
Options forfeited/expired	(561)	13.38
Balance at June 30, 2017	2,463	6.05	5.42	$191
Options granted	795	4.12
Options exercised	(109)	4.02
Options forfeited/expired	(465)	7.76
Balance at June 30, 2018	2,684	5.26	6.16	$60
Vested or Expected to vest at June 30, 2018	2,684	5.26	6.16	$60
Exercisable at June 30, 2018	1,496	$5.92	3.90	$9

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value (the difference between the fair value of the Company’s common stock on June 29, 2018 of $4.10 and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised on June 30, 2018. The total intrinsic value of options exercised in the years ended June 30, 2018, 2017 and 2016 was approximately $0.1 million, $0.1 million and $0.1 million, respectively.

During the years ended June 30, 2018, 2017 and 2016, the Company recognized $0.6 million, $0.5 million and $0.8 million, respectively, of share‑based compensation expense for stock options granted to employees.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid‑in capital. Upon adoption of ASU 2016-09 on July 1, 2017, the benefit are recognized against income taxes. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2018, 2017 and 2016.

As of June 30, 2018, there was approximately $1.7 million of unrecognized compensation cost net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes information about outstanding and exercisable options at June 30, 2018 (in thousands, except years and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$4.00 – 4.00	708	9.07	$4.00	22	$4.00
$4.01 – 5.00	243	6.01	4.46	134	4.14
$5.05 – 5.05	650	8.42	5.05	257	5.05
$5.38 – 5.77	303	1.52	5.68	303	5.67
$5.97 – 6.28	300	4.07	6.26	300	6.23
$6.32 – 6.96	428	3.18	6.74	428	6.74
$7.06 – 8.25	19	2.76	7.75	19	7.75
$8.54 – 8.54	—	0.16	8.54	—	8.54
$8.56 – 8.56	27	2.59	8.56	27	8.56
$8.89 – 8.89	6	2.83	8.89	6	8.89
Total Outstanding	2,684	6.16	$5.26	1,496	$5.92

Restricted Stock

The following table summarizes the activity of RSUs, PSUs and MSUs (in thousands, except fair value per share):

Unvested Restricted Stock	Restricted Stock Units	Performance Stock Units	Market Stock Units	Total Number of Shares Underlying Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2015	3,325	20	1,138	4,483	$6.86
Granted	2,563	—	585	3,148	6.12
Vested	(1,138)	(20)	(413)	(1,571)	6.81
Cancelled/Forfeited	(546)	—	(148)	(694)	6.59
Unvested at June 30, 2016	4,204	—	1,162	5,366	6.48
Granted	1,622	10	708	2,340	5.03
Vested	(1,534)	—	(176)	(1,710)	4.99
Cancelled/Forfeited	(408)	—	(361)	(769)	5.86
Unvested at June 30, 2017	3,884	10	1,333	5,227	5.75
Granted	1,529	53	654	2,236	4.40
Vested	(1,167)	—	—	(1,167)	6.24
Cancelled/Forfeited	(546)	—	(590)	(1,136)	5.87
Unvested at June 30, 2018	3,700	63	1,397	5,160	$5.03

As of June 30, 2018, there was approximately $10.7 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted average period of 1.93 years.

Restricted Stock Units

The Company recognized $7.8 million, $9.5 million and $7.6 million of share‑based compensation expense, net of estimated forfeitures, related to RSUs during the years ended June 30, 2018, 2017 and 2016. The weighted average grant date fair value per share of RSUs was $4.57, $5.03 and $6.01 for the years ended June 30, 2018, 2017 and 2016, respectively. The aggregate fair market value of RSUs that vested during the year ended June 30, 2018 was $5.6 million.

Performance Stock Units

The Compensation Committee approved the grant of 53,000, 10,000 and zero PSUs to select employees of the Company in the years ended June 30, 2018, 2017 and 2016, respectively. Of these PSUs, zero, zero and 20,000 vested in the years ended June 30, 2018, 2017 and 2016, respectively, due to the achievement of the requisite performance targets while none were cancelled in the years ended June 30, 2018, 2017 and 2016, respectively.

The Company recognized $0.1 million, zero, and $0.04 million of share‑based compensation expense, net of estimated forfeitures, related to PSUs during the years ended June 30, 2018, 2017, and 2016, respectively.

Market Stock Units

The Compensation Committee approved the performance equity program, referred to as the market stock unit program, or MSU program, in October 2012. The Company’s MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company’s total stockholder return match or exceed that of the Russell 2000. Based on a sliding scale of how much the Company’s total stockholder return outperforms the Russell 2000 benchmark, the participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods. The Company uses a Monte‑Carlo simulation to calculate the fair value of the award on the grant date. The Compensation Committee approved the grant of 0.6 million, 0.7 million and 0.6 million MSUs to select employees of the Company in the years ended June 30, 2018, 2017 and 2016, respectively. Of these MSUs, zero, 0.2 million and 0.4 million vested in the years ending June 30, 2018, 2017 and 2016, respectively, due to the Company’s total stockholder return performance against the Russell 2000 index while 0.6 million, 0.4 million and 0.1 million MSUs were cancelled in the years ended June 30, 2018, 2017 and 2016, respectively.

The Company recognized $2.6 million, $2.5 million and $3.0 million of share‑based compensation expense, net of estimated forfeitures, related to MSUs during the years ended June 30, 2018, 2017 and 2016, respectively. The weighted average grant date fair value per share of MSUs was $4.11, $5.20 and $6.61 for the years ended June 30, 2018, 2017 and 2016, respectively. As of June 30, 2018, there was approximately $2.3 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs.

Employee Stock Purchase Plan

Under the Company’s Amended and Restated 2007 Employee Stock Purchase Plan, or ESPP, qualified employees are permitted to purchase the Company’s common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the fair market value on the specified purchase date. The ESPP is deemed compensatory and compensation costs are accounted for under ASC 718, Stock Compensation. Employees’ payroll deductions may not exceed 10% of their salaries. Employees may purchase up to 2,500 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

The Company estimates the fair value of ESPP shares at the date of grant using the Black‑Scholes option pricing model. The weighted average assumptions were as follows:

Years Ended June 30,
	2018	2017	2016
Risk–free interest rate	1.07% –2.28%	0.49% – 0.70%	0.51% – 0.70%
Dividend yield	—%	—%	—%
Expected term	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Expected volatility	31.3% – 51.1%	24.6% – 42.0%	33.3% – 49.1%

The risk‑free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period; expected volatility was based on the historical volatility of the Company’s common stock; and the expected term was based upon the offering period of the ESPP. For the years ended June 30, 2018, 2017 and 2016, the Company recognized $1.2 million, $1.2 million and $1.3 million, respectively, of compensation expense related to its ESPP.

The Company issued 0.9 million and 0.9 million shares under the ESPP in fiscal 2018 and 2017, respectively, at a weighted average price per share of $3.62 and $3.84, respectively. As of June 30, 2018, total unrecognized compensation cost related to the ESPP plan was $0.7 million, which the Company expects to recognize over a weighted average period of 0.6 years.

Note 12. Income Taxes

Loss before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2018	2017	2016
Domestic	$(30,747)	$(35,227)	$(32,710)
Foreign	7,726	6,686	9,542
Total worldwide	$(23,021)	$(28,541)	$(23,168)

The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	63	14	17
Foreign	785	1,292	2,723
Total current	$848	$1,306	$2,740
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	30	(268)	(404)
Total deferred	30	(268)	(404)
Total provision for income taxes	$878	$1,038	$2,336

Income tax payable was $1.1 million, $1.2 million and $2.3 million at June 30, 2018, 2017 and 2016, respectively. A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2018	2017	2016
U.S. federal taxes (benefit):
At federal statutory rate	$(6,446)	$(9,988)	$(8,108)
State tax, net of federal benefit	63	14	17
Share-based compensation expense	1,712	802	701
Debt extinguishment	967	—	338
Other non-deductible permanent items	702	771	877
Credits	(142)	(359)	(795)
Foreign taxes	(1,295)	(1,355)	(1,084)
Other	(228)	83	20
Transition Tax	3,348	—	—
Tax Cuts and Jobs Act	54,072	—	—
Change in valuation allowance	(51,875)	11,070	10,370
Total	$878	$1,038	$2,336

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	June 30,
	2018	2017
Deferred tax assets:
Federal and state net operating losses	$77,870	$122,465
Accrued expenses and reserves	6,290	8,374
Deferred revenue	2,985	5,095
Credits	20,857	18,862
Share-based compensation expense	2,233	5,460
Capitalized research and development	3,988	7,441
Unicap	1,571	2,456
Fixed assets/intangibles	1,486	2,451
Other	1,650	1,334
Total deferred tax assets	118,930	173,938
Deferred tax liabilities:
Debt discount	—	(494)
Section 481 adjustment	(239)	(768)
Total deferred tax liabilities	(239)	(1,262)
Valuation allowance	(117,674)	(171,733)
Net deferred tax assets	$1,017	$943

As of June 30, 2018, the Company had approximately $329.7 million and $146.8 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2019 for both federal and state purposes. As of July 1, 2017, the Company adopted ASU 2016-09 and as a result recognized a stock compensation excess windfall that were converted into net operating losses deferred tax which did not materially affect the deferred tax balance.

In addition, as of June 30, 2018, the Company had federal and state research and development tax credits of approximately $18.9 million and $19.2 million, respectively. The federal research credits will begin to expire in 2019, the California research credits have no expiration date, and the other state research credits began to expire in 2014.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of our net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. An analysis of the impact of this provision through March 31, 2016 has been performed and it was determined that, although ownership changes had occurred, the carryovers should be available for utilization by the Company before they expire, provided we generate sufficient future taxable income. There were no equity financings in the current fiscal year that would result in an ownership change under Section 382. The Company will continue to monitor the changes in equity that would affect the tax attributes as reported.

Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against the combined domestic net deferred tax assets of Accuray and TomoTherapy because of uncertainty surrounding the realization of such deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, the Tax Act, was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Based on the Company’s understanding of the Tax Act and current guidance available, there was no additional income tax expense resulting from the enactment of the Tax Act on the Company’s 2018 fiscal year end. As a result of the cumulative earnings in its foreign subsidiaries, the Company estimates it will have transition tax inclusion that will result in a reduction of its current year net operating loss. In December 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, additional analysis is necessary for certain aspects of the changes in tax law including the calculation of the transition tax, the deductibility of executive compensation and the impact on the various state tax filings. The amounts recorded were based on the Company's initial evaluation of the impacts of the Act, and these amounts are subject to change as the Company continues to refine and update the underlying data, calculations and assumptions used during the measurement period of up to one year under SAB 118. The Company expects to complete its analysis in fiscal 2019.

The Company has not provided for U.S. income taxes on certain undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of June 30, 2018 was $32.4 million.

Under ASC Topic 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. Consequently, the Company accounted for a provisional estimated reduction of the U.S. deferred tax assets from $171.3 million to approximately $117.2 million with a corresponding decrease of $54.1 million to the Company’s valuation allowance. The Company expects the new law to significantly reduce its tax rate in future periods, and its tax footnote reflects the effects of a federal tax rate reduction net of its valuation allowance. In addition, the Company is still evaluating the realizability of certain deferred tax assets.

Beginning in fiscal 2019, companies may be subject to global intangible low tax income (“GILTI”), which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations as well as the new base erosion anti-abuse tax (“BEAT”) under the Tax Act. GILTI will be effectively taxed at a tax rate of 10.5%. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes under the SAB 118. The Company has not yet made an election with respect to GILTI. The Company will continue to review the GILTI and BEAT rules to determine their applicability to the company as the rules become effective.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2018	2017	2016
Balance at beginning of year	$15,819	$16,643	$17,023
Tax positions related to current year:
Additions	823	1,190	1,811
Tax positions related to prior years:
Additions	—	299	449
Reductions	(1,343)	(2,313)	(2,640)
Balance at end of year	$15,299	$15,819	$16,643

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions with respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior year’s tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates that except for $0.01 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2018, the amount of gross unrecognized tax benefits was $15.3 million of which $13.1 million would affect the Company’s effective tax rate if realized.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2018 and 2017, the Company had approximately $0.04 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the United States federal, various states and foreign jurisdictions. Due to tax attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 1999 and forward. The statutes of limitation with respect to the foreign jurisdictions where the Company files income tax returns vary from jurisdiction to jurisdiction and range from 4 to 10 years, and the material foreign jurisdictions are France, Switzerland, and Japan .

The Company is also subject to examination of its income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases the Company has received additional tax assessments which have not been significant. During fiscal year 2017, the Company received tax assessments from the Swiss Vaud Canton tax administration for the 2013, 2015 and 2016 tax periods. The Swiss total assessment of $0.1 million was settled in 2017. In fiscal 2018, the Company was audited by the French tax authorities for the fiscal periods 2015, 2016 and 2017 with no material assessment.

Note 13. Employee Benefit Plan

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax‑deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.2 million, $2.0 million and $2.1 million to the 401(k) Plan during the years ended June 30, 2018, 2017 and 2016, respectively.

Note 14. Defined Benefit Pension Obligation

The Company has established a defined pension plan for its employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year‑end measurement date for this plan. The unfunded liability of $2.0 million was recognized in long‑term other liabilities in the accompanying balance sheet as of June 30, 2018. Actuarial gain of $0.9 million was recognized in other comprehensive loss in fiscal 2018.

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension plan (in thousands):

	June 30,
	2018	2017
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$13,979	$12,435
Service cost	1,887	1,996
Interest cost	97	49
Plan participants’ contributions	1,878	1,945
Plan amendment	(108)	—
Actuarial gain	(935)	(846)
Foreign currency changes	(470)	265
Benefit and expense payments	(2,074)	(1,865)
Benefit obligation—end of fiscal year	$14,254	$13,979
Change in plan assets:
Plan assets—beginning of fiscal year	$11,293	$9,572
Employer contributions	1,347	1,283
Actual return on plan assets	141	137
Plan participants’ contributions	1,878	1,945
Foreign currency changes	(393)	221
Benefit and expense payments	(2,074)	(1,865)
Plan assets—end of fiscal year	$12,192	$11,293
Funded status	$(2,062)	$(2,686)
Amounts recognized within the consolidated balance sheets:
Assets	$—	$—
Long-term other liabilities	(2,062)	(2,686)
Net amount recognized	$(2,062)	$(2,686)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plan (in thousands):

	June 30,
	2018	2017
Net loss	$(1,117)	$(2,066)
Prior service cost	973	949
Accumulated other comprehensive loss	$(144)	$(1,117)

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this defined benefit pension plan where accumulated benefit obligation exceeded the fair value of plan assets (in thousands):

	June 30,
	2018	2017
Projected benefit obligation	$14,254	$13,979
Accumulated benefit obligation	$12,413	$11,293
Fair value of plan assets	$12,192	$11,293

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive loss, before tax, related to the Company’s defined benefit pension plan (in thousands):

	Year ended June 30,
	2018	2017	2016
Net Periodic Benefit Costs:
Service cost	$1,887	$1,996	$1,903
Interest cost	97	49	76
Expected returns on assets	(156)	(132)	(102)
Amortization of prior service cost	(44)	(46)	—
Amortization of net loss	11	114	53
Net periodic benefit costs	1,795	1,981	1,930
Other Amounts Recognized in Other Comprehensive Loss:
Net (gain) loss arising during the year	(901)	(881)	1,093
Prior service cost	(105)	46	(491)
Amortization of prior service cost	44	—	—
Amortization of net gain	(11)	(114)	(53)
Total recognized in other comprehensive gain (loss)	(973)	(949)	549
Total recognized in net periodic benefit costs and other comprehensive loss	$822	$1,032	$2,479

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2019 related to the Company’s defined benefit pension plan are as follows (in thousands):

2019
Net loss	$631
Prior service credit	(505)
Accumulated other comprehensive loss	$126

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long‑term return on assets for the Company’s defined benefit pension plan were as follows:

	Fiscal Years
	2018	2017	2016
Net Periodic Benefit Costs:
Discount rate	0.90%	0.70%	0.40%
Rate of compensation increase	1.50%	2.00%	2.00%
Expected long-term return on assets	1.40%	1.40%	1.40%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plan were as follows:

	June 30,
	2018	2017
Benefit Obligation:
Discount rate	0.90%	1.40%
Rate of compensation increase	1.50%	2.00%

Estimated Contributions and Future Benefit Payments

The Company made contributions of approximately $1.3 million, $1.3 million and $1.2 million to the defined benefit pension plan during fiscal years 2018, 2017 and 2016 respectively. The Company expects total contributions to the defined benefit pension plan for fiscal year 2019 will be approximately $1.4 million.

Estimated future benefit payments to the defined benefit pension plan at June 30, 2018 were as follows (in thousands):

Year Ending June 30,	Future Benefits
2019	$1,093
2020	1,006
2021	942
2022	894
2023	858
Thereafter	4,820
Total	$9,613

Plan Assets

The plan assets are invested in insurance contracts with Swiss Life Foundation BVG (BVG) insurance company based in Zurich, Switzerland at the end of fiscal year 2017 and 2018 and are expected to be invested 100% in insurance contracts in fiscal 2019, which are reinsured by Swiss Life Ltd (SLL). SLL invests the vested pension capital and provides a 100% capital and interest rate guarantee as negotiated by the Company. In 2018, the Company negotiated a guaranteed interest rate of 1.25% for mandatory retirement savings and 0.75% for supplementary retirement savings. The pension plan is entitled to an annual bonus from the SLL comprising the effective savings, risk and cost results. The technical administration and management of the savings account are guaranteed by the SLL on behalf of BVG. Insurance benefits due are paid directly to the entitled persons by the SLL in the name of and for the account of the collective foundation. The Company has committed itself to pay the annual contributions and costs due under the pension fund regulations.

The contract of affiliation between the Company and BVG can be terminated by either side. In the event of a termination, recipients of retirement and survivors’ benefits would remain with the collective foundation. The Company commits itself to transfer its active insured members and recipients of disability benefits to the new employee benefits institution, thus releasing BVG from all obligations.

Note 15. Segment Disclosure

The Company has one operating and reporting segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy for the treatment of cancer patients. The Company’s Chief Executive Officer, its Chief Operating Decision Maker, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset based metrics. Therefore, the information below is presented only for revenues and long‑lived tangible assets by geographic areas.

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2018	2017	2016
Americas	$145,689	$151,442	$159,517
Europe, Middle East, India and Africa	120,032	104,026	138,877
Asia Pacific	72,925	59,278	62,888
Japan	66,251	68,668	37,518
Total	$404,897	$383,414	$398,800

Information regarding geographic areas in which the Company has long‑lived tangible assets is as follows (in thousands):

	June 30, 2018	June 30, 2017
Americas	$19,698	$18,435
Europe, Middle East, India and Africa	569	730
Asia Pacific (excluding Japan and India)	1,635	1,533
Japan	1,796	2,364
Total	$23,698	$23,062

Note 16. Restructuring Charges

The Company incurred no restructuring charges for the years ended June 30, 2018 and 2017. The Company incurred approximately $2.5 million in restructuring charges in connection with its workforce re‑alignment for the year ended June 30, 2016.

As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company implemented a re‑alignment of its workforce during the fourth quarter of fiscal year 2016. The re‑alignment affected approximately 3% of the Company’s total workforce. These restructuring charges were included in cost of goods sold and operating expenses in the consolidated statements of operations. The Company had no accrued restructuring charges in the consolidated balance sheets as of June 30, 2018 and 2017.

Note 17. Quarterly Financial Data (unaudited)

The following table provides the selected quarterly financial data for fiscal 2018 and 2017 (in thousands, except net income (loss) per share amounts:

	Quarters ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Net revenue	$90,950	$100,329	$99,832	$113,786
Gross profit	$38,106	$39,355	$36,249	$47,985
Net loss	$(9,382)	$(4,719)	$(8,852)	$(946)
Net loss per share—basic and diluted	$(0.11)	$(0.06)	$(0.10)	$(0.01)
Shares used in basic and diluted per share calculation	83,747	84,586	85,459	85,677

	Quarters ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Net revenue	$86,506	$87,502	$97,312	$112,094
Gross profit	$31,344	$31,387	$35,425	$43,185
Net income (loss)	$(9,926)	$(9,369)	$(5,029)	$(5,255)
Net loss per share—basic and diluted	$(0.12)	$(0.11)	$(0.06)	$(0.06)
Shares used in basic and diluted per share calculation	81,576	82,328	82,913	83,179

Note 18. Subsequent Events

On August 16 , 2018, the Company announced that Kevin Waters, the Company’s Senior Vice President, Chief Financial Officer, will be leaving the Company October 1, 2018 to pursue other business opportunities. As part of this transition, effective October 1, 2018, Shig Hamamatsu, currently the Company’s Vice President, Finance and Chief Accounting Officer, will assume the CFO responsibilities and become the Company’s interim Chief Financial Officer.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act) as of June 30, 2018.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by our Annual Report on Form 10‑K, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2018.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of the audit, has issued a report, included in Item 8 of this Annual Report on Form 10‑K, on the effectiveness of our internal control over financial reporting as of June 30, 2018.

(c)	Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2018, and our report dated August 24, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

San Jose, California

August 24, 2018

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information in our 2018 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal One—Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

In addition, the information in our 2018 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading “Corporate Governance and Board of Directors Matters” is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

The information in our 2018 Proxy Statement appearing under the headings “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Non‑Employee Directors” and “Corporate Governance and Board of Directors Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2018 Proxy Statement appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2018 Proxy Statement appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and Board of Directors Matters—Director Independence” is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our 2018 Proxy Statement appearing under the headings “Proposal Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non‑Audit Services” and “Proposal Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre‑Approval Policies and Procedures” is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this report:
1.	Consolidated Financial Statements (as set forth in Item 8)

2.	Consolidated Financial Statement Schedules

The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2018, 2017, and 2016 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10‑K.

3	Exhibits

The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	8‑K	001‑33301	3.1	02/06/2013
3.2	Amended and Restated Bylaws of Registrant.	ARAY	8‑K	001‑33301	3.1	03/23/2015
4.1	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of August 1, 2011.	ARAY	10‑Q	001‑33301	10.1	11/08/2011
4.2	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of February 13, 2013.	ARAY	10‑Q	001‑33301	4.1	05/09/2013
4.3	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of April 24, 2014.	ARAY	8‑K	001‑33301	4.1	04/25/2014
4.4	Indenture between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of August 7, 2017.	ARAY	8-K	001-33301	4.1	08/08/2017
4.5	Form of Common Stock Certificate.	ARAY	S‑1/A	333‑138622	4.3	02/05/2007
4.6	Form of 3.75% Convertible Senior Note due 2022 (included in Exhibit 4.4).	ARAY	8-K	001-33301	4.1	08/08/2017
4.7	First Supplemental Indenture, dated as of December 4, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	ARAY	8-K	001-33301	4.1	12/04/2017
10.1	Industrial Complex Lease by and between Registrant and MP Caribbean, Inc., dated July 9, 2003, as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S‑1	333‑138622	10.1	11/13/2006
10.2	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10‑K	001‑33301	10.1(a)	09/04/2007
10.3	Fourth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated September 18, 2007.	ARAY	10‑Q	001‑33301	10.3	02/04/2010
10.4	Fifth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated April 1, 2008.	ARAY	10‑Q	001‑33301	10.4	02/04/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.5	Sixth Amendment to Industrial Complex Lease by and between the Registrant and I & G Caribbean, Inc., dated December 18, 2009.	ARAY	10‑Q	001‑33301	10.5	02/04/2010
10.6	Seventh Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated June 20, 2014.	ARAY	8‑K	001‑33301	10.1	06/24/2014
10.7	Eighth Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated October 31, 2014.	ARAY	10‑Q	011‑33301	10.1	02/06/2015
10.8*	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S‑1	333‑138622	10.4	11/13/2006
10.9*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10‑K	001‑33301	10.8	09/19/2011
10.10*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	ARAY	8‑K	001‑33301	99.2	09/02/2014
10.11*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	ARAY	8‑K	001‑33301	99.1	09/02/2014
10.12*	Form of Stock Option Grant Notice and Stock Option Agreement.	ARAY	8‑K	001‑33301	99.3	11/23/2011
10.13*	Form of Market Stock Unit Grant Notice and Award Agreement.	ARAY	8‑K	001‑33301	99.1	10/17/2012
10.14*	Form of 2016 Market Stock Unit Grant Notice and Award Agreement	ARAY	8‑K	001‑33301	99.1	10/02/2015
10.15*	Accuray Incorporated 2016 Equity Incentive Plan and forms of award agreements thereunder.	ARAY	8‑K	001‑33301	10.1	12/06/2016
10.16*	Amended and Restated 2007 Employee Stock Purchase Plan	ARAY	DEF14A	001‑33301	Appendix B	10/07/2016
10.17*	Accuray Incorporated Performance Bonus Plan, as amended on September 22, 2016.	ARAY	DEF14A	001‑33301	Appendix C	10/07/2016
10.18*	Stand-Alone Inducement Restricted Stock Unit Agreement between Registrant and Shigeyuki Hamamatsu, effective September 29, 2017.	ARAY	S-8	333-220698	99.1	09/28/2017
10.19*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement.	ARAY	S-8	333-224547	99.1	04/30/2018
10.20*	Form of Accuray Incorporated Stand-Alone Inducement Performance Unit Agreement.	ARAY	S-8	333-224547	99.2	04/30/2018
10.21*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement.	ARAY	S-8	333-224547	99.3	04/30/2018
10.22*	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.1	06/17/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.23*	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.2	06/17/2011
10.24*	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.3	06/17/2011
10.25*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10‑Q	001‑33301	10.7	05/10/2011
10.26‡	Nonexclusive End‑User Software License Agreement by and between Registrant and The Regents of the University of California, dated September 9, 2005.	ARAY	S‑1	333‑138622	10.18	11/13/2006
10.27‡	License Agreement by and between Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of July 9, 1997.	ARAY	S‑1	333‑138622	10.19	11/13/2006
10.28	Development and OEM Supply Agreement by and between TomoTherapy Incorporated and Analogic Corporation, dated January 27, 2003.	TOMO	S‑1/A	333‑140600	10.11	04/16/2007
10.29*	Amended and Restated Renewal Executive Employment Agreement by and between the Registrant and Joshua H. Levine, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.3	02/05/2018
10.30*	Renewal Executive Employment Agreement by and between the Registrant and Kelly Londy, dated January 1, 2017.	ARAY	10‑Q	001‑33301	10.2	05/05/2017
10.31*	Separation Agreement and General Release by and between the Registrant and Kelly Londy, dated July 15, 2017.	ARAY	10-K	001-33301	10.29	08/25/2017
10.32*	Amended and Restated Renewal Executive Employment Agreement by and between the Registrant and Alaleh Nouri, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.7	02/05/2018
10.33*	Amended and Restated Renewal Executive Employment Agreement by and between Registrant and Kevin Waters, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.4	02/05/2018
10.34*	Amended and Restated Renewal Executive Employment Agreement by and between Registrant and Andrew J. Kirkpatrick, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.6	02/05/2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.35*	Amended and Restated Executive Employment Agreement by and between Accuray International Sarl and Lionel Hadjadjeba, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.5	02/05/2018
10.36*	Offer Letter from Registrant to Shigeyuki Hamamatsu, dated July 24, 2017.	ARAY	10-Q	001-33301	10.3	11/03/2017
10.37*	Change in Control Agreement between Registrant and Shigeyuki Hamamatsu, dated September 21, 2017.	ARAY	10-Q	001-33301	10.4	11/03/2017
10.38*	Consulting Agreement by and Between Alaleh Nouri and the Registrant, dated July 6, 2018.	ARAY	8-K	001-33301	10.1	07/06/2018
10.39‡	Financing Agreement by and among Registrant, certain subsidiaries of the Registrant, the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders dated January 11, 2016.	ARAY	10‑Q	001‑33301	10.1	04/29/2016
10.40	Amendment No. 1 to Financing Agreement by and among the Registrant, certain subsidiaries of the Registrant, the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders, dated November 4, 2016.	ARAY	10‑Q	001‑33301	10.1	02/03/2017
10.41	Amendment No. 2 to Financing Agreement by and among the Registrant, certain subsidiaries of the Registrant, the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders, dated March 10, 2017.	ARAY	10‑Q	001‑33301	10.5	05/05/2017
10.42‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other lenders from time to time parties thereto, dated June 14, 2017.	ARAY	10-K	001-33301	10.37	08/25/2017
10.43	Form of Exchange/Repurchase Agreement between Registrant and each signatory thereto, dated July 27, 2017.	ARAY	8-K	001-33301	10.1	07/28/2017
10.44	Form of Subscription Agreement between Registrant and each signatory thereto, dated July 27, 2017.	ARAY	8-K	001-33301	10.2	07/28/2017

Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.45‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017.	ARAY	10-Q	001-33301	10.1	02/05/2018
10.46‡	Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017.	ARAY	10-Q	001-33301	10.2	02/05/2018
10.47‡

Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.

X
10.48‡

Amendment No. 2 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding X Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.

X
21.1	List of subsidiaries.						X
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.						X
24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10‑K).						X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.						X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.						X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
101.INS	XBRL Instance Document						X
101.SCH	XBRL Taxonomy Extension Schema Document						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document						X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						X

*	Management contract or compensatory plan or arrangement.
‡	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10‑K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Accuray Incorporated under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10‑K, irrespective of any general incorporation language contained in such filing. Form 10‑K, irrespective of any general incorporation language contained in such filing.

Item 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sunnyvale, State of California, on the 24th day of August 2018.

ACCURAY INCORPORATED

By:	/s/ Joshua H. Levine Joshua H. Levine President and Chief Executive Officer
By:	/s/ Kevin M. Waters Kevin M. Waters Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Joshua H. Levine, Kevin M. Waters and Shigeyuki Hamamatsu, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑ in‑ fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ Joshua H. Levine Joshua H. Levine	President and Chief Executive Officer and Director (Principal Executive Officer)	August 24, 2018

/s/ Kevin M. Waters Kevin M. Waters	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 24, 2018
/s/ Shigeyuki Hamamatsu Shigeyuki Hamamatsu	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	August 24, 2018
/s/ Louis J. Lavigne Louis J. Lavigne, Jr.	Chairperson of the Board and Director	August 24, 2018

/s/ Elizabeth Dávila Elizabeth Dávila	Director	August 24, 2018

/s/ Jack Goldstein, Ph.D. Jack Goldstein, Ph.D.	Director	August 24, 2018
/s/ Beverly A. Huss Beverly A. Huss	Director	August 24, 2018

/s/ Richard R. Pettingill Richard R. Pettingill	Director	August 24, 2018

/s/ Robert S. Weiss Robert S. Weiss	Director	August 24, 2018

/s/ Joseph E. Whitters Joseph E. Whitters	Director	August 24, 2018