Form 10-Q
period 2018-09-30
ACCURAY INC
filed 2018-11-06
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2018, there were 86,660,010 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$68,545	$83,083
Restricted cash	1,969	9,830
Accounts receivable, net of allowance for doubtful accounts of $661 and $251 as of September 30, 2018 and June 30, 2018, respectively	66,420	65,994
Inventories	117,684	108,540
Prepaid expenses and other current assets	17,075	15,569
Deferred cost of revenue	220	1,141
Total current assets	271,913	284,157
Property and equipment, net	23,126	23,698
Goodwill	57,767	57,855
Intangible assets, net	785	821
Restricted cash	791	620
Other assets	14,749	11,576
Total assets	$369,131	$378,727
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,921	$19,694
Accrued compensation	21,857	28,992
Other accrued liabilities	21,240	22,448
Customer advances	19,181	22,896
Deferred revenue	72,278	75,404
Total current liabilities	160,477	169,434
Long-term liabilities:
Long-term other liabilities	9,890	8,608
Deferred revenue	22,732	20,976
Long-term debt	128,926	131,077
Total liabilities	322,025	330,095
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2018 and June 30, 2018, respectively; issued and outstanding: 86,500,260 and 86,129,256 shares at September 30, 2018 and June 30, 2018, respectively	86	86
Additional paid-in-capital	524,699	521,738
Accumulated other comprehensive income	698	1,093
Accumulated deficit	(478,377)	(474,285)
Total stockholders' equity	47,106	48,632
Total liabilities and stockholders' equity	$369,131	$378,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2018	2017
Net revenue:
Products	$41,517	$38,916
Services	54,312	52,034
Total net revenue	95,829	90,950
Cost of revenue:
Cost of products	24,524	22,102
Cost of services	33,426	30,742
Total cost of revenue	57,950	52,844
Gross profit	37,879	38,106
Operating expenses:
Research and development	13,889	14,093
Selling and marketing	13,036	14,757
General and administrative	15,642	11,308
Total operating expenses	42,567	40,158
Loss from operations	(4,688)	(2,052)
Other expense, net	(3,983)	(6,571)
Loss before provision for income taxes	(8,671)	(8,623)
Provision for income taxes	535	759
Net loss	$(9,206)	$(9,382)
Net loss per share - basic and diluted	$(0.11)	$(0.11)
Weighted average common shares used in computing net loss per share:
Basic and diluted	86,479	83,747
Net loss	$(9,206)	$(9,382)
Foreign currency translation adjustment	(395)	346
Unrealized gain (loss) on investments, net of tax	—	22
Comprehensive loss	$(9,601)	$(9,014)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(9,206)	$(9,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,129	2,514
Share-based compensation	3,212	2,432
Amortization of debt issuance costs	380	448
Accretion of interest on debt	811	862
Provision for bad debt	3,737	8
Provision for write-down of inventories	713	354
Loss on disposal of property and equipment	19	11
Loss on extinguishment of debt	—	3,192
Changes in assets and liabilities:
Accounts receivable	(1,377)	1,932
Inventories	(10,150)	(8,792)
Prepaid expenses and other assets	(1,096)	2,506
Deferred cost of revenue	459	991
Accounts payable	6,256	4,791
Accrued liabilities	(8,564)	(11,653)
Customer advances	(3,723)	2,374
Deferred revenues	(1,423)	(5,615)
Net cash used in operating activities	(17,823)	(13,027)
Cash flows from investing activities
Purchases of property and equipment, net	(1,602)	(929)
Net cash used in investing activities	(1,602)	(929)
Cash flows from financing activities
Proceeds from employee stock plans	837	900
Taxes paid related to net share settlement of equity awards	—	(19)
Proceeds from debt, net of costs	—	27,282
Payments made to note and loan holders	—	(29,581)
Borrowings (repayments) under Revolving Credit Facility, net	(3,263)	251
Net cash used in financing activities	(2,426)	(1,167)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(377)	684
Net decrease in cash, cash equivalents and restricted cash	(22,228)	(14,439)
Cash, cash equivalents and restricted cash at beginning of period	93,533	85,235
Cash, cash equivalents and restricted cash at end of period	$71,305	$70,796

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 24, 2018.

Significant Accounting Policies

The Company adopted the Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers as of July 1, 2018, using the modified retrospective method. See Note 2. Recent Accounting Pronouncements and Note 3. Revenue, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details. Except for the changes in the revenue recognition policy, there have been no other material changes to the Company’s accounting policies from the information provided in Note 1. The Company and its Significant Accounting Policies to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Revenue Recognition

The Company’s revenue is primarily derived from sales of CyberKnife and TomoTherapy Systems and services, which include post-contract customer support (“PCS”), installation services, training and other professional services.

The Company has a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The Company’s customary practice is to have a signed contract with customers. The Company's revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and amounts collected on behalf of third parties such as sales taxes, excise taxes, and VAT.

The majority of the Company's revenue arrangements consists of multiple performance obligations, which can include system, upgrades, installation, training, services, construction, and consumables. For bundled arrangements, the Company accounts for individual products and services separately if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

The Company’s products are generally not sold with a right of return, and the Company’s contracts generally provide a fixed transaction price. However, the Company from time to time offers variable consideration such as volume discounts. The Company also offers extended payment terms beyond one year, trade-in allowance for old systems, and commissions or other forms of payment to customers.

The stand-alone selling price (“SSP”) of performance obligations is determined based on observable prices at which the Company separately sells the products and services. If the SSP is not directly observable, then the Company will estimate the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available. The SSP is generally assessed as a percentage of the list price. The contract consideration allocation is based on the SSP at contract inception. The consideration (net of any discounts) is allocated among separate products and services in a bundle based on their individual SSP. For contract modifications that add additional goods or services or changes pricing, the SSP is used for allocation to the remaining performance obligations.

The Company recognizes revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products. The Company recognizes revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company capitalizes incremental contract acquisition costs, and amortizes such costs over the period which the Company expects to benefit, as estimated by management, which may extend beyond the initial contract term. Most of the Company’s contract costs are associated with its internal sales force compensation program and a portion of its employee bonus program. The Company amortizes capitalized bonuses and a portion of sales commissions over a period of five years commencing upon the initial transfer of control of the system to the customer. The pattern of amortization is commensurate with the pattern of transfer of control of the performance obligations to the customer. The Company elected to use the practical expedient in ASC 340-40-25-4 and expense as incurred commissions related to service renewals and upgrades because the contract term is less than a year.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In June 2018, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-7, Compensation – Stock Compensation (Topic 718) )— Improvements to Nonemployee Share-Based Payment Accounting. This guidance supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The guidance permits early adoption and was adopted by the Company in the first quarter of fiscal year 2019. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting. This guidance redefines which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting for a share-based payment. Modification accounting will not be applied if the following are the same immediately before and after the change: fair value, vesting conditions, and classification. The Company adopted ASU No. 2017-09 as required in the first quarter of fiscal 2019 on a prospective basis. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of employer-sponsored defined benefit pension and other postretirement plans for the net periodic benefit cost in the statement of operations and requires that the service cost component of net periodic benefit be presented in the same income statement line items as other employee compensation costs for services rendered during the period. The other components of the net benefit costs are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. This guidance allows only the service cost component of net periodic benefit costs to be eligible for capitalization. In addition, changes to the presentation of benefit costs were required to be adopted retrospectively, while changes to the capitalization of service costs into inventories were required to be adopted prospectively. The standard permits, as a practical expedient, use of the amounts disclosed in the pension plans footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirement. The Company adopted ASU No. 2017-07 as required in the first quarter of fiscal 2019, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in the update provide guidance on eight specific cash flow issues. The amendments to the guidance should be applied using a retrospective transition method for each period presented and, if it is impracticable to apply all of the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted ASU No. 2016-15 as required in the first quarter of fiscal 2019. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This guidance changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted this ASU No. 2016-01 as required in the first quarter of fiscal 2019 on a required modified retrospective approach. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other Topics (Topic 350)-Simplifying the Test for Goodwill Impairment. This guidance simplifies the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This guidance will be effective for the Company beginning in its first quarter of fiscal 2021. The amendment is required to be adopted prospectively. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance in the first quarter of fiscal 2019 and adoption of this ASU did not have any impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. The Company adopted the new revenue standards as of July 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date.

The Company completed its assessment of the impact this guidance has on its consolidated financial statements and related disclosures. Based on that assessment, the Company concluded the significant impact areas were the capitalization and amortization of incremental costs of obtaining a contract, primarily related to certain bonuses and sales commissions, change in SSP and the removal of software revenue recognition rules along with the elimination of revenue deferral for cash basis customers. Under the new standards, the Company capitalizes incremental contract acquisition costs, such as certain bonuses and sales commissions, and amortizes such costs over the period which the Company benefits, as estimated by management, which may extend beyond the initial contract term. The Company amortizes capitalized bonuses and sales commissions over a period of five years commencing upon the initial transfer of control of the system to the customer. The pattern of amortization is commensurate with the pattern of transfer of control of the performance obligations to the customer. The Company elected to use the practical expedient in ASC 340-40-25-4 and expense commissions related to service renewals and upgrades with a renewal contract term of one year or less as incurred. The Company recorded a net reduction to opening accumulated deficit  of $5.1 million, net of tax, as of July 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to the deferral of incremental costs to obtain contracts.

Under ASC 606, product revenue for direct sales will be accelerated to reflect transfer of control upon delivery while an element of installation will be deferred until performed. Prior to the adoption of ASC 606, the Company deferred revenue until installation had occurred. The revenue recognition method for indirect sales and service revenues is unchanged under the new guidance.

Refer to Note 3, Revenue, to the Unaudited Condensed Consolidated Financial Statement on this Quarterly report for the detailed impact of adopting ASC 606.

Accounting Pronouncements Not Yet Effective

In February 2018, the FASB issued ASU No. 2018-2, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows companies to reclassify from Accumulated Other Comprehensive Income to Retained Earnings stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The guidance will be effective for the Company in its first quarter of fiscal 2020. Early adoption is permitted. The guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging. This guidance simplifies the application and administration of hedge accounting. The guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The guidance is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance will be effective for the Company in its first quarter of fiscal 2020. Early adoption is permitted. The guidance is required to be adopted on a prospective basis. The Company will not early adopt and does not believe the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This guidance will be effective for the Company in the first quarter of fiscal 2021 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of fiscal 2020. The Company has not yet decided whether it will early adopt and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This guidance will be effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which provides another transition method in addition to the existing modified retrospective transition approach. Accordingly, the new method allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to adopt the  allowed transition method allowed under ASU 2018-11, but will not elect early adoption, and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

Note 3. Revenue

On July 1, 2018 the Company adopted ASC 606 electing the modified retrospective method for contracts that were still open as of July 1, 2018. Results for reporting periods after July 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC 605.

The beginning net cumulative-effect adjustment to retained earnings for the adoption of ASC 606 is as follows:

	Balance at	Adjustment Due to	Balance at
(Dollars in thousands)	June 30, 2018	ASC 606	July 1, 2018
Assets:
Account receivable, net	$65,994	$257	$66,251
Deferred cost of revenue - current	1,141	(464)	677
Prepaid expenses and other current assets	15,569	670	16,239
Other assets	11,576	5,840	17,416
Liabilities and Stockholders' Equity:
Other accrued liabilities	22,448	611	23,059
Deferred revenue - current	75,404	111	75,515
Long-term other liabilities	8,608	467	9,075
Accumulated deficit	(474,285)	5,114	(469,171)

Select unaudited condensed consolidated balance sheets line items, which reflect the adoption of ASC 606 are as follows:

	September 30, 2018
(Dollars in thousands)	Balances Without Adoption	Adjustments	As Reported
Assets:
Account receivable, net	$61,798	$4,622	$66,420
Deferred cost of revenue - current	11,300	(11,080)	220
Prepaid expenses and other current assets	16,118	957	17,075
Other assets	8,711	6,038	14,749
Liabilities and Stockholders' Equity:
Other accrued liabilities	20,606	634	21,240
Deferred revenue - current	86,592	(14,314)	72,278
Long-term other liabilities	9,186	704	9,890
Accumulated deficit	(491,890)	13,513	(478,377)

Select unaudited condensed consolidated statements of operations and comprehensive loss line items for the three months ended September 30, 2018, which reflect the adoption of ASC 606 are as follows:

	Three Months Ended September 30, 2018
(Dollars in thousands)	Balances Without Adoption	Adjustments	As Reported
Net revenue	$77,114	$18,715	$95,829
Cost of goods sold	47,356	10,594	57,950
Other expense, net	4,071	(88)	3,983
Research and development	13,921	(32)	13,889
Selling and marketing	13,226	(190)	13,036
General and administrative	15,685	(43)	15,642
Provision for income taxes	460	75	535
Net income (loss)	(17,605)	8,399	(9,206)
Net income (loss) per share - Basic and Diluted	$(0.21)	$0.10	$(0.11)

The adoption of ASC 606 had no impact to net cash from or used in operating, investing or financing activities in the Company's unaudited condensed consolidated statements of cash flows.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in trade, unbilled receivables, and deferred revenues on the unaudited condensed consolidated statement of balance sheets. The Company may offer longer or extended payments of more than one year for qualified customers in some circumstances. At times, revenue recognition occurs before the billing, resulting in an unbilled receivable, which represents a contract asset. The contract asset is a component of accounts receivable and other assets for the current and non-current portions, respectively.

When the Company receives advances or deposits from customers before revenue is recognized, this results in deferred revenues, which represents a contract liability. It can take up to two and half years from the time of order to revenue recognition due to the Company’s long sales cycle.

Changes in the contract assets and contract liabilities are as follows:

	July 1, 2018	September 30, 2018	Change
(Dollars in thousands)	Amount	Amount	$	%
Assets:
Unbilled accounts receivable - current (1)	$3,218	$11,105	7,887	71
Long Term Accounts Receivable (2)	6,833	4,189	(2,644)	(63)
Interest receivable - non-current (2)	611	701	90	13
Liabilities:
Customer advances	22,896	19,181	(3,715)	(19)
Deferred revenue - current	75,515	72,278	(3,237)	(4)
Deferred revenue - non-current	20,976	22,732	1,756	8
(1)	Included in accounts receivable on consolidated balance sheets
(2)	Included in other assets on consolidated balance sheets

Changes in deferred revenue from contracts with customers are as follows:

Three Months Ended
(Dollars in thousands)	September 30, 2018
Balance at beginning of period	$96,491
New billings	94,348
Recoginition of deferred revenue	(95,829)
Balance at end of period	$95,010

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from signed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts, and therefore, the Company has elected the practical expedients available in the guidance related to ASC 606, to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

As of September 30, 2018, total remaining performance obligations amounted to $731.0 million. Of this total amount, $66.5 million related to long-term warranty and service, which is expected to be recognized over the remaining warranty period for systems that have been delivered. For system that have been delivered but not yet installed, management estimates the timing of installation since warranty starts upon installation.

      The following table represents the Company's remaining performance obligations related to long-term warranty and service as of September 30, 2018 and the estimated revenue expected to be recognized:

	Fiscal years of revenue recognition
(Dollars in thousands)	2019	2020	2021	Thereafter
Long-term warranty and service	$22,411	$21,862	$12,939	$9,255

      For the remaining $664.5 million of performance obligations, the Company estimates 30% to 40% will be recognized in the next 12 months, and the remaining 60% to 70% will be recognized in the 30 months thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. As such, about 15% to 20% of the Company’s contracts may never result in revenue due to cancellation.

The time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products.

Capitalized Contract Costs

The Company capitalizes and amortizes the incremental costs of obtaining a contract, primarily related to certain bonuses and sales commissions. The capitalized bonuses and sales commissions are amortized over a period of five years commencing upon the initial transfer of control of the system to the customer. The pattern of amortization is commensurate with the pattern of transfer of control of the performance obligations to the customer.

The opening balance of capitalized costs to obtain a contract was $5.9 million as of July 1, 2018. As of September 30, 2018, the balance of capitalized costs to obtain a contract was $6.2 million. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company did not incur any impairment losses during any of the periods presented. During the three months ended September 30, 2018, the Company recognized $0.9 million in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and sales-type leases, totaled $4.2 million and $6.9 million at September 30, 2018 and June 30, 2018, respectively, and are included in other assets in the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease or contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. As of September 30, 2018, the sales-type lease portion of the financing receivables was rated at a moderate risk. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of September 30, 2018 and June 30, 2018. Based upon such assessment, the Company recorded $3.3 million and zero adjustment to the allowance for credit losses related to such financing receivables as of September 30, 2018 and as of June 30, 2018, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

September 30, 2018	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$1,472	$13,841	$15,313
Unearned income	(113)	(1,036)	(1,149)
Allowance for credit loss	—	(3,327)	(3,327)
Total, net	$1,359	$9,478	$10,837
Reported as:
Current	$444	$6,204	6,648
Non-current	915	3,274	4,189
Total, net	$1,359	$9,478	$10,837

June 30, 2018	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$1,588	$8,009	$9,597
Unearned income	(137)	—	$(137)
Allowance for credit loss	—	—	$—
Total, net	1,451	8,009	9,460
Reported as:
Current	$432	$2,139	$2,571
Non-current	1,019	5,870	6,889
Total, net	$1,451	$8,009	$9,460

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. Future minimum lease payments to be received as of September 30, 2018 are presented as follows (in thousands):

Year Ending June 30,	Amount
2019 (remaining 9 months)	$387
2020	465
2021	465
2022	155
Total	$1,472

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Raw materials	$44,417	$37,144
Work-in-process	17,189	17,703
Finished goods	56,078	53,693
Inventories	$117,684	$108,540

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Furniture and fixtures	$2,910	$2,927
Computer and office equipment	10,789	11,315
Software	10,840	11,307
Leasehold improvements	25,742	25,423
Machinery and equipment	42,736	47,065
Construction in progress	6,433	5,629
	99,450	103,666
Less: Accumulated depreciation	(76,324)	(79,968)
Property and equipment, net	$23,126	$23,698

Depreciation expense related to property and equipment for the three months ended September 30, 2018 and 2017 was $2.1 million and $2.5 million, respectively.

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. Dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated to the U.S. Dollar at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period.

The components of accumulated other comprehensive income in the equity section of the balance sheets are as follows (in thousands):

	September 30, 2018	June 30, 2018
Cumulative foreign currency translation adjustment	$842	$1,237
Defined benefit pension obligation	(144)	(144)
Accumulated other comprehensive income	$698	$1,093

Note 5. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Balance at the beginning of the period	$57,855	$57,812
Currency translation	(88)	43
Balance at the end of the period	$57,767	$57,855

In the second quarter of fiscal 2018, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		September 30, 2018			June 30, 2018
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	7	$1,000	$(215)	$785	$1,000	$(179)	$821

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2018 and June 30, 2018.

Amortization expense related to intangible assets for the three months ended September 30, 2018 and 2017 was each $0.04 million.

The estimated future amortization expense of acquired intangible assets as of September 30, 2018 is as follows (in thousands):

Year Ending June 30,	Amount
2019 (remaining 9 months)	$107
2020	143
2021	143
2022	143
2023	143
Thereafter	106
$785

Note 6. Investments

The Company considers all highly liquid investments held at major banks, certificates of deposit and other securities with original maturities of three months or less to be cash equivalents.

The Company classifies all of its investments as available-for-sale at the time of purchase because management intends that these investments are available for current operations and includes these investments on its balance sheet as short-term investments. Investments with original maturities longer than three months include commercial paper, U.S. agency securities, non-U.S. government securities and investment-grade corporate debt securities. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification of each security’s cost basis.

The Company sold all of its investments in fiscal 2018 and as such, no investments were outstanding as of September 30, 2018 and June 30, 2018.

Note 7. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have a monthly maturity that mitigates the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. There were no outstanding foreign currency forward contracts at the end of September 30, 2018 and June 30, 2018.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended September 30,
	2018	2017
Foreign currency exchange gain on foreign contracts	$17	$241
Foreign currency transactions gain (loss)	(530)	4

Note 8. Fair Value Measurements

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

The Company does not carry any investments, and its cash balance was $68.5 million and $83.1 million at September 30, 2018 and June 30, 2018, respectively.

Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option since an observable quoted price of the 3.75% Convertible Notes (as defined below) are not readily available. The Revolving Credit Facility (as defined below) and the Term Loan (as defined below) (collectively the “Credit Facilities”) are valued at market interest rates, which it considers to be a level 2 fair value measurement. The carrying value of these financial instruments approximate its estimated fair value as there have not been significant changes in the Company’s credit quality or capital markets that would suggest changes in interest rates since the Credit Facilities were issued or amended in December 2017.

The following table summarizes the carrying value and estimated fair value of the Credit Facilities and the 3.75% Convertible Notes (in thousands):

	September 30, 2018		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$70,197	$90,100	$69,382	$70,742
Term Loan Facility	38,307	38,307	38,010	38,010
Revolving Credit Facility	20,422	20,422	23,685	23,685
Total	$128,926	$148,829	$131,077	$132,437

Note 9. Commitments and Contingencies

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

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against them. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2018.

Note 10. Debt

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

On January 30, 2018, the Company entered into exchange agreements (the “Exchange Agreements”) with the holders of the 3.50% Convertible Notes, which amended the original settlement terms of the notes and allowed the Company to settle the then outstanding $13.0 million principal balance of the 3.50% Convertible Notes and accrued interest in cash at maturity, and any excess equity value over the original conversion price in shares. In exchange for the agreement to settle in cash, the Company agreed to pay a $0.3 million exchange premium. The $0.3 million exchange premium was accounted for as debt extinguishment and included in other expense, net.

On February 1, 2018, pursuant to the Exchange Agreements, the Company paid $13.2 million in cash to settle outstanding principal and accrued interest, and on February 7, 2018 issued 253,000 shares of the Company’s common stock to the holders of the 3.50% Convertible Notes. The total number of shares was determined using a three-day volume weighted averaging price period and based on a prescribed formula in the Exchange Agreements. As a result, the 3.50% Convertible Notes were repaid in full in fiscal year 2018.

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

Pursuant to the original settlement terms, the Company made an irrevocable net share settlement election and paid cash for principal plus accrued interest upon maturity to holders who did not elect to convert. Prior to maturity, one note holder elected to convert its notes and receive a combination of cash and shares at settlement. The number of shares was determined based on a prescribed formula in the indenture. On February 1, 2018, the Company paid an aggregate amount of $27.0 million in cash and delivered 1,252 shares of its common stock to settle the 3.50% Series A Convertible Notes. As a result, the 3.50% Series A Convertible Notes were repaid in full in fiscal year 2018.

3.75% Convertible Senior Notes due July 2022

In August 2017, the Company issued $85.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. $53.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain holders of the Company’s outstanding 3.50% Convertible Notes and 3.50% Series A Convertible Notes (together, the “Existing Notes”) in exchange for approximately $47.0 million aggregate principal amount of the Existing Notes (the “Exchange”), and $32.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain other qualified new investors for cash. The net proceeds of the cash issuance were used to repurchase approximately $28.0 million of Existing Notes (the “Repurchase”).

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of September 30, 2018, $85.0 million of aggregate principal amount was outstanding.

Revolving Credit Facility

On June 14, 2017, the Company entered into a credit and security agreement with a lender (the “Credit Agreement”). The Credit Agreement provides the Company with a revolving credit facility in the initial amount of $52.0 million (the “Revolving Credit Facility”). Availability for borrowings under the Revolving Credit Facility is subject to a borrowing base that is calculated as a function of the value of the Company’s eligible accounts receivable and eligible inventory, and the Company is required to maintain a minimum drawn balance of at least 30% of such availability. Interest on the borrowings under the Revolving Credit Facility is payable monthly in arrears at an annual interest rate of reserve-adjusted, 90-day LIBOR plus 4.50% and had an initial maturity date of June 14, 2021.

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

In July 2018, the Company amended both the Amended Credit Agreement and the Term Loan Agreement (as defined below). The amendments provide for, among other things, adjustments to the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement and the Term Loan Agreement) such that in the case of the Defined Periods (as defined in the Amended Credit Agreement and the Term Loan Agreement) for (a) the fiscal quarter ending June 30, 2018 as well as (b) the fiscal quarters ending September 30, 2018 and December 31, 2018, the Fixed Charge Coverage Ratio is not less than 0.75 to 1.00 and 0.50 to 1.00, respectively. Other significant terms remain unchanged.

The Company was in compliance with the covenants as of September 30, 2018. As of September 30, 2018, approximately $20.4 million of aggregate principal amount was outstanding under the Revolving Credit Facility.

Term Loan

In December 2017, the Company entered into a credit and security agreement with a lender (the “Term Loan Agreement”). The Term Loan Agreement provides for an initial term loan of $40.0 million with an additional tranche of $20.0 million available through December 31, 2018, if specified conditions are met (the “Term Loan”). In connection with the Amendment, the Company used a portion of the net proceeds from the initial advance to repay a portion of the outstanding borrowings under the Revolving Credit Facility. Interest on the Term Loan is payable monthly in arrears at an annual interest rate of 6.75% plus 90-day LIBOR. The Term Loan Agreement matures December 15, 2022 and, if prepaid, has fees equal to 3%, 2%, and 1% of the prepayment amount if such termination occurs within the first year, the second year, and the third year of funding, respectively. The term of the loan is 60 months with interest only for the first 24 months followed by straight-line amortization of principal for the remaining months. In addition, the Company will pay an annual administrative fee of 0.25% and a final payment of 4.0% of the Term Loan amount. As of September 30, 2018, $40.0 million of aggregate principal amount was outstanding.

The following table presents the carrying value of the Credit Facilities and 3.75% Convertible Notes (in thousands):

As of September 30, 2018	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$20,422	$85,000	$40,000	$145,422
Unamortized debt costs	—	(3,192)	(1,579)	$(4,771)
Unamortized debt discount	—	(11,611)	(114)	$(11,725)
Net carrying amount	$20,422	$70,197	$38,307	$128,926
Reported as:
Short-term debt				$—
Long-term debt				128,926
Total debt				$128,926

As of June 30, 2018	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$23,685	$85,000	$40,000	$148,685
Unamortized debt costs	—	(3,351)	(1,721)	(5,072)
Unamortized debt discount	—	(12,267)	(269)	(12,536)
Net carrying amount	$23,685	$69,382	$38,010	$131,077
Reported as:
Short-term debt				$—
Long-term debt				131,077
Total debt				$131,077

A summary of interest expense on the 3.50% Convertible Notes, the 3.50% Series A Convertible Notes, and the 3.75% Convertible Notes (collectively, “Notes”) and Credit Facilities is as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Interest expense related to contractual interest coupon	$2,325	$2,409
Interest expense related to amortization of debt discount	810	862
Interest expense related to amortization of debt issuance costs	382	448
	$3,517	$3,719

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended September 30,
	2018	2017
Cost of revenue	$431	$493
Research and development	491	631
Selling and marketing	535	(163)
General and administrative	1,755	1,471
	$3,212	$2,432

Note 12. Net Loss Per Common Share

The Company reports both basic and diluted loss per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Numerator:
Net loss used to compute basic and diluted loss per share	$(9,206)	$(9,382)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	86,479	83,747

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the settlement of vested Restricted Stock Units (RSUs), Market Stock Units (MSUs) and Performance Stock Units (PSUs), and the purchase of shares under the Company’s Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.50% Convertible Notes are included in the calculation of diluted net income per share only if their inclusion is dilutive.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2018	2017
Stock options	2,677	2,996
RSUs, PSUs and MSUs	4,835	5,564
3.50% Convertible Notes	—	2,439
	7,512	10,999

3.75% Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and the 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. The 3.50% Series A Convertible Notes were retired in February 2018. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes as of September 30, 2018, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

Note 13. Segment Information

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

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by geographic region, as the Company believes this best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Additionally, the Company typically recognizes revenue at a point in time for product revenue and recognizes revenue over time for service revenue.

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended September 30,
Net Revenue	2018	2017
Americas	$32,694	$36,023
Europe, Middle East, India and Africa	36,035	35,148
Asia Pacific	12,177	6,702
Japan	14,923	13,077
Total	$95,829	$90,950

	September 30,	June 30,
Property and equipment, net	2018	2018
Americas	$19,309	$19,698
Europe, Middle East, India and Africa	$654	569
Asia Pacific	1,572	1,635
Japan	1,591	1,796
Total	$23,126	$23,698

Note 14. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized an income tax expense of $0.5 million and $0.8 million for the three months ended September 30, 2018 and 2017. respectively, primarily related to foreign taxes.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code (the “IRC”). Changes include, but are not limited to, reduction in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, limitations on the deductibility of executive compensation, interest expense, net operating loss, immediate expensing of capital expenditures, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 and the transition of the U.S. international taxation from a “worldwide” system to a territorial system of taxation and the introduction of a base erosion and anti-abuse tax.

In accordance with Staff Accounting Bulletin (SAB) No. 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three months ended September 30, 2018, did not reflect any adjustment to the previously assessed Tax Act enactment effect. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with the guidance provided in SAB No. 118.

The Tax Act has a requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is as defined under IRC Section 951A as is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses and is not expected to cause the Company to be in a U.S. taxable income position for fiscal year 2019. The Company has not recorded deferred taxes related to these GILTI provisions and has not yet determined its policy election with respect to whether it will treat GILTI as a current-period expense when incurred (the “period cost method”) or factor such amount into the measurement of deferred taxes (the “deferred method”).

In addition to the GILTI provision, the Tax Act also enacted the Base Erosion and Anti-Abuse Tax (“BEAT”). The BEAT minimum tax under IRC Section 59A is applicable to the extent that the BEAT tax amount is greater than the regular corporate tax for a given year. This tax is applicable to companies with prior 3-year average annual gross receipts exceeding $500 million. The Company does not currently meet this threshold since its current average annual gross receipts are less than $500 million.

Note 15. Subsequent Events

On October 29, 2018, the Company informed affected employees of a cost saving initiative designed to reduce operating costs through the elimination of approximately 5 percent of its global workforce. The Company expects to complete the cost saving initiative in the second quarter of fiscal 2019. The Company estimates the total cost of this initiative to be approximately $1.5 million to $2.0 million, which is expected to be recorded in the second quarter of fiscal 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2018 and results of operations for the three months ended September 30, 2018 and 2017 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the improvements in efficiency made by the multi-leaf collimator, or InCise MLC, on the CyberKnife Systems, and its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including Radixact Systems; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of our annual report on Form 10-K for fiscal year 2018, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions that set the standard of care, with the aim of helping patients live longer, better lives. Our leading-edge technologies, the CyberKnife and TomoTherapy Systems, including Radixact Systems, the next generation TomoTherapy platform, are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image-guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving largely separate patient populations treated by the same medical specialty, radiation oncology. Both systems have advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population including patients requiring retreatment with radiation therapy. We also offer comprehensive software solutions to enable and enhance the precise and efficient radiosurgery and radiotherapy treatment with our CyberKnife and TomoTherapy Systems. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training and other professional services.

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

Adoption of ASC 606

At the beginning of our fiscal year 2019, we adopted the new revenue recognition standard ASC 606, Revenues from Contracts with Customers and applied the modified retrospective method. All financial statements and disclosures have been adjusted to comply with ASC 606. See Note 1. The Company and its Significant Accounting Policies, Note 2. Recent Accounting Pronouncements and Note 3. Revenue of the Notes to the unaudited condensed consolidated financial statements, for additional information.

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

Backlog

Effective at the beginning of our fiscal 2019, we updated our backlog policy to include certain upgrades sold through service contracts. As a result, the portion of the order that is recognizable as product revenue and upgrades sold on service contracts are reported as backlog. The portion of the order that is recognized as other service revenue (for example, Post-Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. As of September 30, 2018, backlog totaled $461.9 million, of which $1.1 million was due to the inclusion of upgrades sold through service contracts. As of June 30, 2018, backlog totaled $478.5 million.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Gross orders	$61,414	$55,647
Net age-outs	(26,469)	(4,574)
Cancellations	(6,639)	-
Currency impacts and other	(3,395)	(35)
Net orders	$24,911	$51,038
Order backlog at the end of the period	$461,876	$464,968

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $5.8 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This was primarily a result of an increase of $4.7 million in new system order volume compared to the same prior year period, primarily related to a $14.0 million increase in TomoTherapy System orders driven by Radixact Systems, offset by $9.3 million decrease of CyberKnife System orders. In addition, there was a $1.1 million net increase in upgrade orders and other amendments as compared to the same prior year period, driven by the inclusion of upgrades from service contracts beginning July 1, 2018.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders decreased by $26.1 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, resulting from an increase in net age-outs of $21.9 million, negative adjustments for the adoption of ASC 606 and foreign currency of $3.4 million, and an increase in cancellations of $6.6 million, offset by an increase in gross orders of $5.8 million.

•

The net age-outs for the three months ended September 30, 2018 was $26.5 million. There were no age-ins, which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•

There were $6.6 million in cancellations in the three months ended September 30, 2018 and no cancellation in the three months ended September 30, 2017. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

ASC 606 adjustments and foreign currency impacts decreased net orders by $3.4 million for the three months ended September 30, 2018 while there were no such adjustments for the three months ended September 30, 2017.

Results of Operations — Three ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change
(Dollars in thousands)	Amount	Amount	$	%
Products	$41,517	$38,916	2,601	7
Services	54,312	52,034	2,278	4
Net revenue	95,829	90,950	4,879	5
Gross profit	37,879	38,106	(227)	(1)
Products gross profit	16,993	16,814	179	1
Services gross profit	20,886	21,292	(406)	(2)
Research and development expenses	13,889	14,093	(204)	(1)
Selling and marketing expenses	13,036	14,757	(1,721)	(12)
General and administrative expenses	15,642	11,308	4,334	38
Other expense, net	3,983	6,571	(2,588)	(39)
Provision for income taxes	535	759	(224)	(30)
Net loss	$(9,206)	$(9,382)	176	2

Net Revenue

Product Net Revenue

Product net revenue increased by $2.6 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a $13.8 million increase in revenue for higher Radixact unit volume sales and average selling price, together with a $1.0 million increase in upgrade and other revenue. This increase was offset by a $11.8 million decrease in revenue a result of lower unit volume sales of CyberKnife Systems and a $0.4 million decrease in upgrade and other revenue as compared to the prior year period.

Services Net Revenue

Services net revenue increased by $2.3 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an increase of $2.7 million related to upgrade revenue, increased system installed base, and spare part sales, offset by a decrease of $0.4 million in training and installation revenue.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2018	2017
Net revenue	$95,829	$90,950
Americas	34%	40%
Europe, Middle East, India and Africa	38%	39%
Asia Pacific	13%	7%
Japan	16%	14%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue increased for the three-month period ended September 30, 2018 as compared to the same period in the prior fiscal year. The changes were primarily due to conversion of backlog orders to revenue in those regions.

Gross Profit

Overall gross profit for the three months ended September 30, 2018 decreased by $0.2 million, or 1%, as compared to the three months ended September 30, 2017, primarily due to a decrease in services gross profit. Product gross profit increased by $0.2 million, or 1%, due to higher unit volume in the first quarter of fiscal 2019 as compared to the same period in the prior fiscal year. The increase was offset by a $0.4 million, or 2%, decrease in service gross profit. While service revenue increased due to continued installed base expansion and increased upgrade revenue, the corresponding service cost increased more due to higher service parts consumption, provision for excess and obsolete inventory, and freight and service upgrades cost.

Research and Development

Research and development expenses decreased slightly by $0.2 million, or 1%, for the three months ended September 30, 2018, as compared to the same period in the prior year. The decrease was the result of lower spending on certain research and development projects.

Selling and Marketing

Selling and marketing expenses decreased by $1.7 million, or 12%, for the three months ended September 30, 2018, as compared to the same period in the prior year. The decrease was primarily due to $2.6 million in lower consulting fees and the timing of key trade shows and advertising costs, which was partially offset by a $0.9 million increase in compensation expenses, which was due to the fact that the prior year included a reversal of $0.7 million in stock based compensation resulting from the departure of one executive that did not occur for the same period this year.

General and Administrative

General and administrative expenses increased by $4.3 million, or 38%, for the three months ended September 30, 2018, as compared to the same period in the prior year. The increase was primarily due to $3.7 million of  bad debt expense, a $0.4 million increase related to strategic business development, and a $0.2 million increase in compensation expenses.

Other Expense, net

Other expense, net decreased by $2.6 million, or 39%, for the three months ended September 30, 2018, as compared to the same period in the prior year. The decrease in other expense, net was primarily due to a $3.2 million loss on extinguishment of debt for the three months ended September 30, 2017, partially offset by a $0.6 million increase in foreign currency transaction loss.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized an income tax expense of $0.5 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively. The decrease in income tax expense was driven by lower foreign profits for the three months ended September 30, 2018 as compared to the same period in the prior fiscal year.

In accordance with SAB 118, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three months ended September 30, 2018, did not reflect any adjustment to the previously assessed Tax Act enactment effect. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expect to complete our analysis within the measurement period in accordance with the guidance.

Starting in our fiscal year 2019, pursuant to certain provisions of the Tax Act, companies may be subject to GILTI as well as the new BEAT. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes under the SAB 118 measurement. We have not recorded deferred taxes nor made an election with respect to these GILTI provisions. We will continue to review the GILTI and BEAT rules to determine their applicability to us, and the impact that the rules may have on our results of operations of financial condition, as the rules become effective.

Liquidity and Capital Resources

At September 30, 2018, we had $68.5 million in cash and cash equivalents. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of September 30, 2018. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. In January 2018, we sold available-for-sale investments for proceeds of $23.9 million. In February 2018, we used the net proceeds of the Term Loan, combined with existing cash on hand, to repay in full the $13.0 outstanding principal amount of our 3.50% Convertible Notes pursuant to an irrevocable net share settlement election. We also repaid in full the $26.6 million outstanding principal amount of our 3.50% Series A Convertible Notes.

As of September 30, 2018, we had approximately $39.5 million of cash and cash equivalents in our foreign subsidiaries. There could be additional foreign tax withholdings that would be due depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Our cash flows for the three months ended September 30, 2018 and 2017 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(17,823)	$(13,027)
Net cash used in investing activities	(1,602)	(929)
Net cash used in financing activities	(2,426)	(1,167)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(377)	684
Net decrease in cash, cash equivalents and restricted cash	$(22,228)	$(14,439)

Cash Flows from Operating Activities

Net cash used in operating activities was $17.8 million during the three months ended September 30, 2018, resulting primarily from a net loss of $9.2 million and a net change in operating assets and liabilities of $19.6 million that was offset by non-cash items of $11.0 million.

•

Non-cash items primarily consisted of bad debt expense of $3.7 million, stock-based compensation expense of $3.2 million, depreciation and amortization expense of $2.2 million, non-cash interest expense on debt of $1.2 million, and inventories write-down of $0.7 million;

•

The net change in operating assets and liabilities was primarily due to an increase in inventories of $10.2 million to support anticipated product shipments in future periods, an increase in account payable of $6.3 million due to the timing of payments to vendors, and a decrease in compensation related accrued liabilities of $8.6 million.

Net cash used in operating activities was $13.0 million during the three months ended September 30, 2017, primarily due to a net loss of $9.4 million and a net change in operating assets and liabilities of $13.5 million that was offset by non-cash items of $9.9 million. Non-cash items primarily consisted of a loss on extinguishment of debt of $3.2 million, depreciation and amortization expense of $2.5 million, stock-based compensation expense of $2.4 million, and non-cash interest expense on debt of $1.3 million. Net change in operating assets and liabilities was primarily due to an increase in inventories of $8.8 million to support anticipated product shipments in future periods and a decrease in accrued liabilities of $11.7 million of compensation related items.

Cash Flows from Investing Activities

Net cash used by investing activities was $1.6 million for the three months ended September 30, 2018 for purchase of property and equipment.

Net cash used in investing activities was $0.9 million for the three months ended September 30, 2017 for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended September 30, 2018 was $2.4 million, which was due to $3.2 million used to pay down the Revolving Credit Facility. This payment was offset by $0.8 million in proceeds from employee stock plans.

Net cash used in financing activities during the three months ended September 30, 2017 was $1.2 million, which was primarily due to $27.3 million of debt proceeds, net related to the 3.75% Convertible Notes, which was offset by $29.6 million for the repurchase of the 3.50% Convertible Notes. In addition, there was $0.9 million in proceeds from employee stock purchase plans and an increase of $0.3 million in borrowing from the Revolving Credit Facility.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	Revenue generated by sales of our products and service plans;

•	Costs associated with our research and development, sales and marketing initiatives and manufacturing activities;

•	Facilities, equipment and IT systems required to support current and future operations;

•	Timing and ability to introduce new products;

•	Costs of obtaining and maintaining FDA and other regulatory clearances of our products;

•	Effects of competing technological and market developments; and

•	Number and timing of acquisitions and other strategic transactions.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended September 30, 2018 as compared to the contractual obligations disclosed in MD&A of our Annual Report on Form 10-K for the year ended June 30, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

During the three months ended September 30, 2018, we considered our estimated corporate bonus accrual to be a critical accounting estimate. Our bonus accrual for each quarter is based on our performance against individual and defined corporate metrics: net revenue, adjusted EBITDA and gross orders to backlog. Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended September 30, 2018, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of ASC 606, Revenue from Contracts with Customers on July 1, 2018. There have been no other changes to the critical accounting policies and estimates, which we believe are those related to assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Concentration of Credit and Other Risks

Our cash, cash equivalents and investments are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three months ended September 30, 2018 and 2017, there were no customers that represented 10% or more of total net revenue. As of September 30, 2018, we had one customer that accounted for more than 10% of our total accounts receivable. We had no customer that accounted for more than 10% of accounts receivable, net as of June 30, 2018.

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

We frequently enter into sales arrangements that contain multiple elements or deliverables. For sale arrangements that contain multiple elements, we account for individual products and services separately if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The stand-alone selling price (“SSP”) is determined based on observable prices at which we separately sell the products and services. If an SSP is not directly observable, then we will estimate the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available.

Product Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy Systems, including Radixact Systems. Revenue is generally recognized upon delivery, once the performance obligations are satisfied by transferring control of the product to a customer.

The Company records revenue from sales of systems, product upgrades and accessories to distributors depending on the terms of the distribution agreement as the well as terms and conditions executed for each sale, and once the performance obligations are satisfied by transferring control of the product to a customer.

The Company’s agreements with customers and distributors for system sales generally do not contain product return rights. Certain distributor agreements include parts inventory buy-back provisions upon distributorship termination. The Company accrues an inventory buy-back liability when and if such distributorship termination is expected and the liability can be estimated.

Service Revenue

Service revenue is generated primarily from PCS contracts (warranty period services and post warranty services), installation services, training and professional services. Service revenue is recognized either ratably over the contractual period as control and benefit transfer to the customer or when service is performed, depending on specific terms and conditions in agreements with customers.

Costs associated with service revenue are expensed when incurred, except when those costs are related to system upgrades purchased within a service contract. In those cases, the costs of such upgrades are recognized at the time the upgrade revenue is recognized.

Refer to Note 2. Recent Accounting Pronouncements and Note 3. Revenue to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on our adoption of ASC 606.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of September 30, 2018, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. As mentioned in Note 6. Investments to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in January 2018, we sold all of our investments in available for sales securities. As a result, we no longer carry investments that are sensitive to interest rate risk.

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the Notes. The interest rates on the Notes are fixed and interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of September 30, 2018, borrowings under the Term Loan totaled $40.0 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $28.0 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.3 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in Note 9. Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Form 10‑Q, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition and future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the “forward‑looking” statements described elsewhere in this Form 10‑Q and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward‑ looking” statements.

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

As of September 30, 2018, we had an accumulated deficit of $474.7 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of September 30, 2018, we had total consolidated liabilities of approximately $322.0 million; including long-term liability components of the 3.75% Convertible Notes of $70.2 million, and the Revolving Credit Facility of $20.4 million and the Term Loan of $38.3 million. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

•	affecting our ability to satisfy our obligations under the 3.75% Convertible Notes and Credit Facilities;
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

The credit and security agreements governing the Credit Facilities also includes certain restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. In addition, the such agreements require us to meet certain financial covenants, including a “Fixed Charge Coverage Ratio” and minimum consolidated “Net Revenue,” both as defined in the applicable credit and security agreement governing the Credit Facilities. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. From time to time to we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the applicable credit and security agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing our 3.75% Convertible Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Our operating results, including our quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price.

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. When orders are placed, installation, delivery or shipping, as applicable, is accomplished and the revenues recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities that require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur.

Once orders are received and booked into backlog, factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

•	economic or political instability in foreign countries;
•	delays in the customer obtaining funding or financing;
•	delays in construction at the customer site and delays in installation;
•	delays in the customer obtaining receipt of local or foreign regulatory approvals, such as certificates of need in certain states or Class A or Class B user licenses in China;
•

timing of when we are able to recognize revenue associated with sales of the CyberKnife and TomoTherapy Systems, which varies depending upon the terms of the applicable sales and service contracts; and

•	the proportion of revenue attributable to orders placed by our distributors which may be more difficult to forecast due to factors outside our control.

Our operating results may also be affected by a number of other factors some of which are outside of our control, including:

•	the proportion of revenue attributable to our legacy service plans;
•	timing and level of expenditures associated with new product development activities;
•	regulatory requirements in some states for a certificate of need prior to the installation of a radiation device or foreign regulatory approvals, such as Class A or Class B user licenses in China;
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

Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 64% in 2018 and 60% in both 2017 and 2016. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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
•

inability of customers to obtain requisite government approvals, such as customers in China obtaining one of the limited number of Class A or Class B user licenses available in order to purchase our products;

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

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from United States and foreign leaders regarding instituting tariffs against foreign imports of certain materials. On July 6, 2018, the federal government imposed 25% tariffs on a variety of imports from China. The federal government has also further imposed 25% tariffs on two additional lists of products from China. These tariffs affect certain components, including the linear accelerator for our TomoTherapy Systems, which we manufacture in China and import into the United States, as well as other components that we import into the United States from our suppliers. China has responded to these tariffs by announcing plans to impose tariffs ranging from 5% to 25% on a wide range of products from the United States in retaliation, which would impact our products. If these additional tariffs are placed on certain of our components or products, or any related counter-measures are taken by China, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins, and operating results may be adversely affected.

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

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. A general economic slowdown and the volatility in current economic conditions could adversely affect our business including our ability to raise financing. Concerns over the economic recovery, the level of U.S. national debt, currency fluctuations and volatility, the rate of growth of Japan, China, and other Asian economies, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, negative interest rates, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and product corrections in the past, including two recalls for the CyberKnife System in fiscal year 2017 that have been closed with the FDA and one recall for the TomoTherapy System in fiscal year 2018 that is ongoing and remains open with the FDA. As of September 30, 2018, we have also voluntarily opened two additional recalls involving the CyberKnife System. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy Systems could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single‑source suppliers for some of the critical components necessary for the assembly of the CyberKnife and TomoTherapy Systems, including, with respect to the CyberKnife System, the robot, couch and magnetron and, with respect to the TomoTherapy Systems, the ring gantry, couch, the solid state modulator and the magnetron. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political, and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy Systems, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy System purchase when control is transferred upon delivery while an element of installation is deferred until performed. Under our current forms of purchase and service contracts, we record a majority of the purchase price as revenue for a CyberKnife or TomoTherapy System upon installation or delivery of the system. Events beyond our control may delay installation and the satisfaction of contingencies required to receive cash inflows and recognize revenue, including delays in the customer obtaining funding or financing, delays in construction at the customer site or delays in the customer obtaining receipt of regulatory approvals such as certificates of need.

The long sales cycle, together with delays in the delivery and installation of CyberKnife and TomoTherapy Systems or customer cancellations that could affect our ability to recognize revenue, could adversely affect our cash flows and revenue, which would harm our results of operations and may result in significant fluctuations in our reporting of quarterly revenues. Because of these fluctuations, it is likely that in some future quarters, our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2018, customer contracts with extended payment terms of more than one year amounted to approximately 6% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis. Any increase in days sales outstanding could also negatively affect our cash flow.

Our operations are vulnerable to interruption or loss because of natural disasters, epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

We have facilities in countries around the world, including three manufacturing facilities, each of which is equipped to manufacture unique components of our products. The manufacturing facilities are located in Sunnyvale, California; Madison, Wisconsin and Chengdu, China. We do not maintain backup manufacturing facilities for all of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in the State of California which has experienced major earthquakes in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. Unexpected events at any of our facilities, including fires or explosions; natural disasters, such as hurricanes, floods, tornados and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations, those of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

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

In December 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was enacted into law, which significantly amends the Internal Revenue Code of 1986. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. Based on the Company’s understanding of the Tax Act and current guidance available, there was no additional income tax expense resulting from the enactment of the Tax Act on our 2018 fiscal year end. As a result of the cumulative earnings in its foreign subsidiaries, the Company estimates it will have transition tax inclusion that will result in a reduction of its current year net operating loss. We continue to examine the impact these changes may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

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

We prepare our financial statements to conform to United States Generally Accepted Accounting Principles. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period. For example, upon adoption of ASC 606, we now recognize system revenue upon transfer of control, which is generally at time of delivery. Under the previous accounting guidance, we recognized system revenue upon acceptance when and if we have installation responsibilities. If circumstances change over time or interpretation of the revenue recognition rules change, we could be required to adjust the timing of recognizing revenue and our financial results could suffer.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At September 30, 2018, we had $68.5 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. The investments are managed by third‑party financial institutions and primarily consist of U.S. agency and corporate debt securities. To date, we have experienced no material realized losses on or lack of access to our invested cash, cash equivalents or investments; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Provisions in the indenture for the 3.75% Convertible Notes, the credit agreement for our Revolving Credit Facility, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

Furthermore, if a “fundamental change” (as such terms are defined in each the indenture of the 3.75% Convertible Notes) occurs, holders of the 3.75% Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their convertible notes. A “fundamental change” generally occurs when there is a change in control of Accuray (acquisition of 50% or more of our voting stock, liquidation or sale of Accuray not for stock) or trading of our stock is terminated. In the event of a “make‑whole fundamental change” (as such term is defined in each of the indenture for the 3.75% Convertible Notes), we may also be required to increase the conversion rate applicable to the 3.75% Convertible Notes surrendered for conversion in connection with such make‑whole fundamental change. A “make‑whole fundamental change” is generally a sale of Accuray not for stock in another publicly traded company. In addition, each of the indenture for the 3.75% Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 3.75% Convertible Notes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1§	Consulting Agreement by and between Alaleh Nouri and Accuray Incorporated, dated July 6, 2018.	8-K	001-33301	10.1	7/6/18

10.2‡	Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.	10-K	001-33301	10.47	8/24/18

10.3‡	Amendment No. 2 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding X Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.	10-K	001-33301	10.48	8/24/18

10.4§	Offer Letter by and between Registrant and Shigeyuki Hamamatsu, dated August 14, 2018.					X

10.5§	Consulting Agreement by and between Registrant and Kevin Waters, dated August 14, 2018 and effective October 2, 2018.					X

10.6§	Accuray Incorporated Company Bonus Plan.					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

§	Management contract or compensatory plan or arrangement.

‡	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCURAY INCORPORATED

Date: November 6, 2018
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shig Hamamatsu
Shig Hamamatsu
Interim Chief Financial Officer
(Principal Financial Officer)