Form 10-Q
period 2018-12-31
ACCURAY INC
filed 2019-02-08
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of January 31, 2019, there were 87,879,541 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$59,428	$83,083
Restricted cash	5,182	9,830
Accounts receivable, net of allowance for doubtful accounts of $539 and $251 as of December 31, 2018 and June 30, 2018, respectively	86,333	65,994
Inventories	119,494	108,540
Prepaid expenses and other current assets	18,476	15,569
Deferred cost of revenue	273	1,141
Total current assets	289,186	284,157
Property and equipment, net	21,103	23,698
Goodwill	57,764	57,855
Intangible assets, net	750	821
Restricted cash	742	620
Other assets	16,528	11,576
Total assets	$386,073	$378,727
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,396	$19,694
Accrued compensation	20,883	28,992
Other accrued liabilities	24,101	22,448
Customer advances	19,900	22,896
Deferred revenue	72,726	75,404
Total current liabilities	169,006	169,434
Long-term liabilities:
Long-term other liabilities	10,693	8,608
Deferred revenue	23,406	20,976
Long-term debt	136,823	131,077
Total liabilities	339,928	330,095
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2018 and June 30, 2018, respectively; issued and outstanding: 87,885,603 and 86,129,256 shares at December 31, 2018 and June 30, 2018, respectively	88	86
Additional paid-in-capital	528,254	521,738
Accumulated other comprehensive income	759	1,093
Accumulated deficit	(482,956)	(474,285)
Total stockholders' equity	46,145	48,632
Total liabilities and stockholders' equity	$386,073	$378,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net revenue:
Products	$48,051	$47,106	$89,568	$86,022
Services	54,267	53,223	108,579	105,257
Total net revenue	102,318	100,329	198,147	191,279
Cost of revenue:
Cost of products	29,062	26,857	53,586	48,959
Cost of services	34,876	34,117	68,302	64,859
Total cost of revenue	63,938	60,974	121,888	113,818
Gross profit	38,380	39,355	76,259	77,461
Operating expenses:
Research and development	13,640	14,664	27,529	28,757
Selling and marketing	15,139	13,872	28,175	28,629
General and administrative	10,469	11,836	26,111	23,144
Total operating expenses	39,248	40,372	81,815	80,530
Loss from operations	(868)	(1,017)	(5,556)	(3,069)
Other expense, net	(3,321)	(3,738)	(7,304)	(10,309)
Loss before provision for income taxes	(4,189)	(4,755)	(12,860)	(13,378)
Provision for (benefit from) income taxes	451	(36)	986	723
Net loss	$(4,640)	$(4,719)	$(13,846)	$(14,101)
Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.16)	$(0.17)
Weighted average common shares used in computing net loss per share:
Basic and diluted	87,237	84,586	86,858	84,167
Net loss	$(4,640)	$(4,719)	$(13,846)	$(14,101)
Foreign currency translation adjustment	61	212	(334)	558
Unrealized gain on investments, net of tax	—	102	—	124
Comprehensive loss	$(4,579)	$(4,405)	$(14,180)	$(13,419)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2018	86,129,256	$86	$521,738	$1,093	$(474,285)	$48,632
Exercise of stock options, net	3,500	—	14	—	—	14
Issuance of restricted stock	367,504	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Share-based compensation	—	—	2,947	—	—	2,947
Tax withholding upon vesting of restricted stock units	—	—	—	—	—	—
Adoption of new revenue recognition standard	—	—	—	—	5,114	5,114
Net loss	—	—	—	—	(9,206)	(9,206)
Cumulative translation adjustment	—	—	—	(395)	—	(395)
Balance at September 30, 2018	86,500,260	$86	$524,699	$698	$(478,377)	$47,106
Exercise of stock options, net	14,550	—	58	—	—	58
Issuance of restricted stock	1,054,539	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	442,051	—	1,540	—	—	1,540
Share-based compensation	—	—	1,959	—	—	1,959
Tax withholding upon vesting of restricted stock units	(125,797)	—	—	—	—	—
Adoption of new revenue recognition standard	—	—	—	—	61	61
Net loss	—	—	—	—	(4,640)	(4,640)
Cumulative translation adjustment	—	—	—	61	—	61
Balance at December 31, 2018	87,885,603	88	528,254	759	(482,956)	46,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(13,846)	$(14,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,174	5,007
Share-based compensation	4,899	5,870
Amortization of debt issuance costs	764	868
Amortization and accretion of discount and premium on investments	—	(10)
Accretion of interest on debt	1,626	1,727
Provision for bad debt	3,615	22
Provision for write-down of inventories	1,302	1,189
Loss on disposal of property and equipment	156	11
Loss on extinguishment of debt	—	3,192
Changes in assets and liabilities:
Accounts receivable	(21,518)	(10,156)
Inventories	(11,718)	(11,832)
Prepaid expenses and other assets	(3,587)	5,855
Deferred cost of revenue	405	1,206
Accounts payable	11,558	8,085
Accrued liabilities	(6,109)	(8,059)
Customer advances	(3,022)	2,787
Deferred revenues	(297)	(5,401)
Net cash used in operating activities	(31,598)	(13,740)
Cash flows from investing activities
Purchases of property and equipment, net	(2,218)	(1,977)
Purchases of investments	—	(5,940)
Sales and maturities of investments	—	6,000
Net cash used in investing activities	(2,218)	(1,917)
Cash flows from financing activities
Proceeds from employee stock plans	2,048	2,036
Taxes paid related to net share settlement of equity awards	—	(293)
Proceeds from debt, net of costs	5,000	66,111
Payments made to note and loan holders	—	(29,581)
Repayments under Revolving Credit Facility, net	(1,147)	(26,565)
Net cash provided by financing activities	5,901	11,708
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(266)	891
Net decrease in cash, cash equivalents and restricted cash	(28,181)	(3,058)
Cash, cash equivalents and restricted cash at beginning of period	93,533	85,235
Cash, cash equivalents and restricted cash at end of period	$65,352	$82,177

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019, or for any other future interim period or fiscal year.

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

The Company’s products are generally not sold with a right of return, and the Company’s contracts generally provide a fixed transaction price. However, the Company from time to time offers variable consideration such as volume discounts. The Company also from time to time offers extended payment terms beyond one year, trade-in allowance for old systems, and commissions or other forms of payment to customers. The Company elected to use the practical expedient to not adjust for a significant financing component if the gap between payment and delivery was expected, at the contract inception, to be less than one year.

The stand-alone selling price (“SSP”) of performance obligations is determined based on observable prices at which the Company separately sells the products and services. If the SSP is not directly observable, then the Company will estimate the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available. The SSP is generally assessed as a percentage of the list price. The contract consideration allocation is based on the SSP at contract inception. The consideration (net of any discounts) is allocated among separate products and services in a bundle based on their individual SSP. For contract modifications that add additional goods or services or changes pricing, the most recent SSP is used for allocation to the remaining performance obligations.

The Company recognizes revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products. The Company recognizes revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company capitalizes incremental contract acquisition costs, and amortizes such costs over the period which the Company expects to benefit, which may extend beyond the initial contract term. Most of the Company’s contract costs are associated with its internal sales force compensation program and a portion of its employee bonus program. The Company amortizes capitalized bonuses and a portion of sales commissions over a period of five years commencing upon the initial transfer of control of the system to the customer. The pattern of amortization is commensurate with the pattern of transfer of control of the performance obligations to the customer. The Company elected to use the practical expedient in ASC 340-40-25-4 and expense as incurred commissions related to service renewals and upgrades because the contract term is less than a year.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting. This guidance redefines which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting for a share-based payment. Modification accounting will not be applied if the following are the same immediately before and after the change: fair value, vesting conditions, and classification. The Company adopted ASU No. 2017-09 as required in the first quarter of fiscal year 2019 on a prospective basis. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of employer-sponsored defined benefit pension and other postretirement plans for the net periodic benefit cost in the statement of operations and requires that the service cost component of net periodic benefit be presented in the same income statement line items as other employee compensation costs for services rendered during the period. The other components of the net benefit costs are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. This guidance allows only the service cost component of net periodic benefit costs to be eligible for capitalization. In addition, changes to the presentation of benefit costs were required to be adopted retrospectively, while changes to the capitalization of service costs into inventories were required to be adopted prospectively. The standard permits, as a practical expedient, use of the amounts disclosed in the pension plans footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirement. The Company adopted ASU No. 2017-07 as required in the first quarter of fiscal year 2019, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in the update provide guidance on eight specific cash flow issues. The amendments to the guidance should be applied using a retrospective transition method for each period presented and, if it is impracticable to apply all of the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted ASU No. 2016-15 as required in the first quarter of fiscal year 2019. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted this ASU No. 2016-01 as required in the first quarter of fiscal year 2019 on a required modified retrospective approach. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other Topics (Topic 350)-Simplifying the Test for Goodwill Impairment. This guidance simplifies the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This guidance will be effective for the Company beginning in its first quarter of fiscal 2021. The amendment is required to be adopted prospectively. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance in the first quarter of fiscal year 2019 and adoption of this ASU did not have any impact on its consolidated financial statements and related disclosures.

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

Under ASC 606, product revenue for direct sales are accelerated to reflect transfer of control upon delivery while an element of installation is deferred until performed. Prior to the adoption of ASC 606, the Company deferred revenue until installation had occurred. The revenue recognition method for indirect sales and service revenues is unchanged under the new guidance.

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

In June 2016, the FASB issued ASU No. 2016-13 Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This guidance will be effective for the Company in the first quarter of fiscal 2021 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of fiscal 2020. The Company has not yet decided whether it will early adopt and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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

The beginning net cumulative-effect adjustment to retained earnings for the adoption of ASC 606 is as follows:

	Balance at	Adjustment Due to	Balance at
(Dollars in thousands)	July 1, 2018	ASC 606	June 30, 2018
Assets:
Account receivable, net	$66,251	$257	$65,994
Deferred cost of revenue - current	677	(464)	1,141
Prepaid expenses and other current assets	16,239	670	15,569
Other assets	17,416	5,840	11,576
Liabilities and Stockholders' Equity:
Other accrued liabilities	23,059	611	22,448
Deferred revenue - current	75,515	111	75,404
Long-term other liabilities	9,075	467	8,608
Accumulated deficit	(469,171)	5,114	(474,285)

Select unaudited condensed consolidated balance sheets line items, which reflect the adoption of ASC 606 are as follows:

	December 31, 2018
(Dollars in thousands)	As Reported	Adjustments	Balances Without Adoption
Assets:
Account receivable, net	$86,333	$3,979	$82,354
Deferred cost of revenue - current	273	(12,346)	12,619
Prepaid expenses and other current assets	18,476	1,730	16,746
Other assets	16,528	6,661	9,867
Liabilities and Stockholders' Equity:
Other accrued liabilities	24,101	755	23,346
Deferred revenue - current	72,726	(20,278)	93,004
Long-term other liabilities	10,693	1,123	9,570
Accumulated deficit	(482,956)	18,424	(501,380)

Select unaudited condensed consolidated statements of operations and comprehensive loss line items for the three and six months ended December 31, 2018, which reflect the adoption of ASC 606 are as follows:

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
(Dollars in thousands)	As Reported	Adjustments	Balances Without Adoption	As Reported	Adjustments	Balances Without Adoption
Net revenue	$102,318	$5,128	$97,190	$198,147	$23,843	$174,304
Cost of goods sold	63,938	1,112	62,826	121,888	11,706	110,182
Other expense, net	3,321	(171)	3,492	7,304	(259)	7,563
Research and development	13,640	(104)	13,744	27,529	(136)	27,665
Selling and marketing	15,139	(269)	15,408	28,175	(459)	28,634
General and administrative	10,469	(246)	10,715	26,111	(289)	26,400
Provision for income taxes	451	(105)	556	986	(30)	1,016
Net loss	(4,640)	4,911	(9,551)	(13,846)	13,310	(27,156)
Net loss per share - Basic and Diluted	$(0.05)	$0.06	$(0.11)	$(0.16)	$0.15	$(0.31)

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

Changes in the contract assets and contract liabilities are as follows:

	December 31, 2018	July 1, 2018	Change
(Dollars in thousands)	Amount	Amount	$	%
Assets:
Unbilled accounts receivable - current (1)	$11,025	$3,218	7,807	71
Long Term Accounts Receivable (2)	4,797	6,833	(2,036)	(42)
Interest receivable - non-current (2)	987	611	376	38
Liabilities:
Customer advances	19,900	22,896	(2,996)	(15)
Deferred revenue - current	72,726	75,515	(2,789)	(4)
Deferred revenue - non-current	23,406	20,976	2,430	10

(1)	Included in accounts receivable on consolidated balance sheets
(2)	Included in other assets on consolidated balance sheets

Changes in deferred revenue from contracts with customers are as follows:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	December 31, 2018	December 31, 2018
Balance at beginning of period	$95,010	$96,491
New billings	103,440	197,788
Recognition of deferred revenue	(102,318)	(198,147)
Balance at end of period	$96,132	$96,132

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from signed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts, and the Company has elected the practical expedients available in the guidance related to ASC 606, to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

As of December 31, 2018, total remaining performance obligations amounted to $796.0 million. Of this total amount, $72.0 million related to long-term warranty and service, which is expected to be recognized over the remaining warranty period for systems that have been delivered. For systems that have been delivered but not yet installed, management estimates the timing of installation since warranty starts upon installation.

The following table represents the Company's remaining performance obligations related to long-term warranty and service as of December 31, 2018 and the estimated revenue expected to be recognized:

	Fiscal years of revenue recognition
(Dollars in thousands)	2019	2020	2021	Thereafter
Long-term warranty and service	$15,816	$25,609	$16,752	$13,828

For the remaining $724.0 million of performance obligations, the Company estimates 30% to 40% will be recognized in the next 12 months, and the remaining 60% to 70% will be recognized in the 30 months thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. As such, about 15% to 20% of the Company’s contracts may never result in revenue due to cancellation.

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

The opening balance of capitalized costs to obtain a contract was $5.9 million as of July 1, 2018. As of December 31, 2018, the balance of capitalized costs to obtain a contract was $7.0 million. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred a de minimum impairment loss for the periods presented. During the three and six months ended December 31, 2018, the Company recognized $0.4 million and $1.3 million, respectively, in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and sales-type leases, totaled $4.8 million and $6.9 million at December 31, 2018 and June 30, 2018, respectively, and are included in other assets in the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease or contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of December 31, 2018 and June 30, 2018. Based upon such assessment, the Company recorded $3.3 million and zero adjustment to the allowance for credit losses related to such financing receivables as of December 31, 2018 and as of June 30, 2018, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

December 31, 2018	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$—	$12,755	$12,755
Unearned income	—	(990)	(990)
Allowance for credit loss	—	(3,327)	(3,327)
Total, net	$—	$8,438	$8,438
Reported as:
Current	$—	$3,608	3,608
Non-current	—	4,830	4,830
Total, net	$—	$8,438	$8,438

June 30, 2018	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$1,588	$8,009	$9,597
Unearned income	(137)	—	$(137)
Allowance for credit loss	—	—	$—
Total, net	$1,451	$8,009	$9,460
Reported as:
Current	$432	$2,139	$2,571
Non-current	1,019	5,870	6,889
Total, net	$1,451	$8,009	$9,460

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. In December 2018, one customer bought out the last system that was on lease. As a result, there was no lease receivables as of December 31, 2018.

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Raw materials	$46,748	$37,144
Work-in-process	17,114	17,703
Finished goods	55,632	53,693
Inventories	$119,494	$108,540

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Furniture and fixtures	$2,962	$2,927
Computer and office equipment	10,835	11,315
Software	11,089	11,307
Leasehold improvements	25,553	25,423
Machinery and equipment	43,233	47,065
Construction in progress	5,545	5,629
	99,217	103,666
Less: Accumulated depreciation	(78,114)	(79,968)
Property and equipment, net	$21,103	$23,698

Depreciation expense related to property and equipment for the three and six months ended December 31, 2018 was $2.0 million and $4.1 million, respectively. Depreciation expense related to property and equipment for the three and six months ended December 31, 2017 was $2.5 million and $4.9 million, respectively.

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

The components of accumulated other comprehensive income in the equity section of the balance sheets are as follows (in thousands):

	December 31, 2018	June 30, 2018
Cumulative foreign currency translation adjustment	$903	$1,237
Defined benefit pension obligation	(144)	(144)
Accumulated other comprehensive income	$759	$1,093

Note 5. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Balance at the beginning of the period	$57,855	$57,812
Currency translation	(91)	43
Balance at the end of the period	$57,764	$57,855

In the second quarter of fiscal 2019, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		December 31, 2018			June 30, 2018
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	7	$1,000	$(250)	$750	$1,000	$(179)	$821

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2018 and June 30, 2018.

Amortization expense related to intangible assets for the three and six months ended December 31, 2018 was $0.03 million and $0.07 million, respectively. Amortization expense related to intangible assets for the three and six months ended December 31, 2017 was $0.04 million and $0.07 million, respectively.

The estimated future amortization expense of acquired intangible assets as of December 31, 2018 is as follows (in thousands):

Year Ending June 30,	Amount
2019 (remaining 6 months)	$72
2020	143
2021	143
2022	143
2023	143
Thereafter	106
$750

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

The Company sold all of its investments in fiscal 2018 and as such, no investments were outstanding as of December 31, 2018 and June 30, 2018.

Note 7. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have a monthly maturity that mitigates the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. There were no outstanding foreign currency forward contracts at the end of December 31, 2018 and June 30, 2018.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Foreign currency exchange gain (loss) on foreign contracts	$137	$(2,679)	$153	$(2,438)
Foreign currency transactions gain (loss)	(81)	2,521	(610)	2,525

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

The Company does not carry any investments, and its cash balance was $59.4 million and $83.1 million at December 31, 2018 and June 30, 2018, respectively.

Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option since an observable quoted price of the 3.75% Convertible Notes (as defined below) are not readily available. The Revolving Credit Facility (as defined below) and the Term Loan (as defined below) (collectively the “Credit Facilities”) are valued at market interest rates, which it considers to be a level 2 fair value measurement. The carrying value of these financial instruments approximate its estimated fair value as there have not been significant changes in the Company’s credit quality or capital markets that would suggest changes in interest rates since the Credit Facilities were issued or amended in December 2018.

The following table summarizes the carrying value and estimated fair value of the Credit Facilities and the 3.75% Convertible Notes (in thousands):

	December 31, 2018		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$71,018	$79,050	$69,382	$70,742
Term Loan Facility	43,266	43,266	38,010	38,010
Revolving Credit Facility	22,539	22,539	23,685	23,685
Total	$136,823	$144,855	$131,077	$132,437

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

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against them. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2018.

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of December 31, 2018, $85.0 million of aggregate principal amount was outstanding.

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

In July 2018, the Company amended both the Amended Credit Agreement and the Term Loan Agreement (as defined below). The amendments provide for, among other things, adjustments to the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement and the Term Loan Agreement) such that in the case of the Defined Periods (as defined in the Amended Credit Agreement and the Term Loan Agreement) for (a) the fiscal quarter ending June 30, 2018 as well as (b) the fiscal quarter ending December 31, 2018, the Fixed Charge Coverage Ratio is not less than 0.75 to 1.00 and 0.50 to 1.00, respectively. Other significant terms remain unchanged.

In December 2018, the Company further amended the Amended Credit Agreement (“Amendment 3”) which, among other things, updated the calculation of the deferred revolving loan origination fee such that it is based on the amount of time elapsed from the effective date of Amendment 3.

The Company was in compliance with the covenants under the Amended Credit Agreement as of December 31, 2018. As of December 31, 2018, approximately $22.5 million of aggregate principal amount was outstanding under the Revolving Credit Facility.

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

In December 2018, the Company drew an additional $5.0 million under the Term Loan Agreement and in connection therewith entered into the second amendment to the Term Loan Agreement (“Amendment 2”) which, among other things, (i) extended the term loan tranche 2 commitment termination date for the remaining $15.0 million unfunded commitment from December 31, 2018 to June 30, 2019; (ii) provided that term loan tranche 2 may be drawn in two separate advances; and (iii) updated the calculation of the prepayment fee such that it is based on the amount of time elapsed from the effective date of Amendment 2. The Company was in compliance with the covenants under the Term Loan Agreement as of December 31, 2018. As of December 31, 2018, $45.0 million of aggregate principal amount was outstanding.

The following table presents the carrying value of the Credit Facilities and 3.75% Convertible Notes (in thousands):

As of December 31, 2018	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$22,539	$85,000	$45,000	$152,539
Unamortized debt costs	—	(3,031)	(1,462)	$(4,493)
Unamortized debt discount	—	(10,951)	(272)	$(11,223)
Net carrying amount	$22,539	$71,018	$43,266	$136,823
Reported as:
Short-term debt				$—
Long-term debt				136,823
Total debt				$136,823

As of June 30, 2018	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$23,685	$85,000	$40,000	$148,685
Unamortized debt costs	—	(3,351)	(1,721)	(5,072)
Unamortized debt discount	—	(12,267)	(269)	(12,536)
Net carrying amount	$23,685	$69,382	$38,010	$131,077
Reported as:
Short-term debt				$—
Long-term debt				131,077
Total debt				$131,077

A summary of interest expense on the 3.50% Convertible Notes, the 3.50% Series A Convertible Notes, and the 3.75% Convertible Notes (collectively, “Notes”) and Credit Facilities is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Interest expense related to contractual interest coupon	$2,305	$2,427	$4,630	$4,836
Interest expense related to amortization of debt discount	815	865	1,625	1,727
Interest expense related to amortization of debt issuance costs	383	420	765	868
	$3,503	$3,712	$7,020	$7,431

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Cost of revenue	$380	$475	$811	$968
Research and development	410	634	901	1,265
Selling and marketing	483	530	1,018	367
General and administrative	414	1,799	2,169	3,270
	$1,687	$3,438	$4,899	$5,870

Note 12. Net Loss Per Common Share

The Company reports both basic and diluted loss per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net loss used to compute basic and diluted loss per share	$(4,640)	$(4,719)	$(13,846)	$(14,101)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	87,237	84,586	86,858	84,167

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

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2018	2017
Stock options	5,587	2,799
RSUs, PSUs and MSUs	3,787	5,204
3.50% Convertible Notes	—	2,439
	9,374	10,442

3.75% Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and the 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. The 3.50% Series A Convertible Notes were retired in February 2018. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes as of December 31, 2018, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

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

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Net Revenue	2018	2017	2018	2017
Americas	$28,249	$37,754	$60,943	$73,777
Europe, Middle East, India and Africa	41,941	32,006	77,976	67,154
Asia Pacific	18,675	17,966	30,852	24,668
Japan	13,453	12,603	28,376	25,680
Total	$102,318	$100,329	$198,147	$191,279

	December 31,	June 30,
Property and equipment, net	2018	2018
Americas	$17,428	$19,698
Europe, Middle East, India and Africa	610	569
Asia Pacific	1,525	1,635
Japan	1,540	1,796
Total	$21,103	$23,698

Note 14. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized an income tax expense of $0.5 million and $1.0 million for the three and six months ended December 31, 2018, respectively, primarily related to foreign taxes. The Company recognized an income tax benefit of less than $0.1 million and an income tax expense of $0.7 million for the three and six months ended December 31, 2017, respectively.

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

In accordance with Staff Accounting Bulletin (SAB) No. 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. The Company has finalized its assessment of the transitional impacts of the Tax Act, which did not impact its tax expense for the three and six months ended December 31, 2018. Any legislative changes, including the final Section 965 transition tax regulations issued on January 15, 2019, whose impact is currently being assessed due to the complexity and interdependency of the legislative provisions, as well as any other new or proposed Treasury regulations, which have yet to be issued, will be evaluated, but the Company does not expect any material financial impact in the period any such changes are enacted.

The Tax Act has a requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is as defined under IRC Section 951A as is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses and is not expected to cause the Company to be in a U.S. taxable income position for fiscal year 2019. The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

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

Note 15. Restructuring and Other Related Charges

On October 29, 2018, the Company informed affected employees of a cost saving initiative designed to reduce operating costs through the elimination of approximately 5 percent of its global workforce. The Company recorded restructuring and other related charges of $1.0 million for the three months ended December 31, 2018, mostly due to severance and related costs, of which $0.8 million was paid out in the same period. The remaining accrued severance of $0.2 million at December 31, 2018 is expected to be paid by the end of fiscal year 2019.

Note 16. Subsequent Events

On January 28, 2019, the Company announced that its wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture to manufacture and sell radiation oncology systems in China. Accuray Asia will initially have a 49% ownership interest in the joint venture and the CIRC Subsidiary will initially have a 51% ownership interest in the joint venture. The Company is currently evaluating the impact on the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of December 31, 2018 and results of operations for the three and six months ended December 31, 2018 and 2017 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the improvements in efficiency made by the multi-leaf collimator, or InCise MLC, on the CyberKnife Systems, and its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including Radixact Systems; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of our annual report on Form 10-K for fiscal year 2018, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Joint Venture

In January 2019, Accuray Asia Limited, one of our wholly-owned subsidiaries, entered into a joint venture contract with CNNC High Energy Equipment (Tianjin) Co., Ltd., a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture in China. Once established, we intend for the joint venture to sell and distribute our products in China following a transition period from our current China distributors.

Backlog

Effective at the beginning of our fiscal year 2019, we updated our backlog policy to include certain upgrades sold through service contracts. As a result, the portion of the order that is recognizable as product revenue and upgrades sold on service contracts are reported as backlog. The portion of the order that is recognized as other service revenue (for example, Post-Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. As of December 31, 2018, backlog totaled $482.2 million, of which $1.8 million represented upgrades sold through service contracts. As of June 30, 2018, backlog totaled $478.5 million.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Gross orders	$100,169	$77,908	$161,583	$133,554
Net age-outs	(29,738)	(20,902)	(56,207)	(25,476)
Cancellations	(1,709)	(3,129)	(8,348)	(3,129)
Currency impacts and other	480	(1,228)	(2,915)	(1,262)
Net orders	$69,202	$52,649	$94,113	$103,687
Order backlog at the end of the period	$482,230	$470,511	$482,230	$470,511

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $22.3 million for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This was a result of an increase in new system order volume compared to the same prior year period, primarily related to a $29.0 million increase in CyberKnife System orders, offset by $6.7 million decrease of TomoTherapy System orders.

Gross orders increased by $28.0 million for the six months ended December 31, 2018, as compared to the six months ended December 31, 2017. This was mainly a result of an increase of $27.0 million in new system order volume compared to the same prior year period, related to a $19.7 million and $7.3 million increase in CyberKnife System and TomoTherapy System orders, respectively. The gross order growth was driven by demand in China stemming from the Ministry of Health’s announcement of new license quotas for radiation systems in October 2018. In addition, there was a $0.9 million net increase in upgrade orders as compared to the same prior year period, driven by the inclusion of upgrades from service contracts beginning July 1, 2018.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders increased by $16.6 million for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, resulting from an increase in gross orders of $22.3 million, a decrease in cancellations of $1.4 million, and a favorable currency impact of $1.7 million, offset by an increase in net age-outs of $8.8 million.

•

The net age-outs for the three months ended December 31, 2018 was $29.7 million. There were $32.0 million gross amount of age-outs which was partially offset by $2.2 million in age-ins. Age-ins represent orders that previously aged-out but have been taken to revenue in the current period.

•

There were $1.7 million and $3.1 million in cancellations in the three months ended December 31, 2018 and December 31, 2017, respectively. Cancellations are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

Foreign currency impacts and other adjustments increased net orders by $0.5 million for the three months ended December 31, 2018 and the adjustments decreased net orders by $1.2 million for the three months ended December 31, 2017.

Net orders decreased by $9.6 million for the six months ended December 31, 2018, as compared to the six months ended December 31, 2017, resulting from an increase in net age-outs of $30.7 million, an increase in cancellations of $5.2 million and negative adjustments for foreign currency and the adoption of ASC 606 of $1.7 million, offset by an increase in gross orders of $28.0 million.

•	The net age-outs for the six months ended December 31, 2018 was $56.2 million. There were $58.4 million gross amount of age-outs which was partially offset by $2.2 million age-ins.

•

There were $8.3 million and $3.1 million in cancellations in the six months ended December 31, 2018 and December 31, 2017, respectively. Cancellations are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

ASC 606 adjustments and foreign currency impacts decreased net orders by $2.9 million for the six months ended December 31, 2018 while other adjustments and foreign currency impacts decreased net orders by $1.3 million for the six months ended December 31, 2017.

Results of Operations — Three and six months ended December 31, 2018 and 2017

	Three Months Ended December 31,				Six Months Ended December 31,
	2018	2017	Change		2018	2017	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products	$48,051	$47,106	945	2	$89,568	$86,022	3,546	4
Services	54,267	53,223	1,044	2	108,579	105,257	3,322	3
Net revenue	102,318	100,329	1,989	2	198,147	191,279	6,868	4
Gross profit	38,380	39,355	(975)	(2)	76,259	77,461	(1,202)	(2)
Products gross profit	18,989	20,249	(1,260)	(6)	35,982	37,063	(1,081)	(3)
Services gross profit	19,391	19,106	285	1	40,277	40,398	(121)	(0)
Research and development expenses	13,640	14,664	(1,024)	(7)	27,529	28,757	(1,228)	(4)
Selling and marketing expenses	15,139	13,872	1,267	9	28,175	28,629	(454)	(2)
General and administrative expenses	10,469	11,836	(1,367)	(12)	26,111	23,144	2,967	13
Other expense, net	3,321	3,738	(417)	(11)	7,304	10,309	(3,005)	(29)
Provision for (benefit from) income taxes	451	(36)	487	(1,353)	986	723	263	36
Net loss	$(4,640)	$(4,719)	79	2	$(13,846)	$(14,101)	255	(2)

Net Revenue

Product Net Revenue

Product net revenue increased by $0.9 million for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, primarily due to a $7.9 million increase in revenue for higher Radixact unit volume sales and average selling price, and a $0.3 million increase in upgrade and other revenue for Radixact. This increase was offset by a $5.2 million decrease in revenue as a result of lower unit volume sales of CyberKnife Systems and a $1.9 million decrease in upgrade and other revenue for CyberKnife as compared to the prior year period.

Product net revenue increased by $3.5 million for the six months ended December 31, 2018, as compared to the six months ended December 31, 2017, primarily due to a $21.6 million increase in revenue for higher Radixact unit volume sales and average selling price, together with a $1.4 million increase in upgrade and other revenue for Radixact. This increase was offset by a $17.1 million decrease in revenue as a result of lower unit volume sales of CyberKnife Systems and a $2.4 million decrease in upgrade and other revenue for CyberKnife as compared to the prior year period.

Services Net Revenue

Services net revenue increased by $1.0 million for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, primarily due to an increase of $1.5 million related to upgrade revenue, increased system installed base, and spare part sales, offset by a decrease of $0.5 million in training and installation revenue.

Services net revenue increased by $3.3 million for the six months ended December 31, 2018, as compared to the six months ended December 31, 2017, primarily due to an increase of $4.2 million related to upgrade revenue, increased system installed base, and spare part sales, offset by a decrease of $0.9 million in training and installation revenue.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net revenue	$102,318	$100,329	$198,147	$191,279
Americas	28%	38%	31%	39%
Europe, Middle East, India and Africa	41%	32%	39%	35%
Asia Pacific	18%	18%	16%	13%
Japan	13%	12%	14%	13%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue increased for the three and six-month period ended December 31, 2018 as compared to the same period in the prior fiscal year. The changes were primarily due to revenue growth in the EIMEA region.

Gross Profit

Overall gross profit for the three months ended December 31, 2018 decreased by $1.0 million, or 2%, as compared to the three months ended December 31, 2017, due to a decrease in product gross profit of $1.3 million, or 6% while service gross profit remained relatively flat. The decrease in product gross profit was mostly due to product mix, with a larger percentage of sales attributable to the TomoTherapy platform and higher freight costs in the second quarter of fiscal year 2019.

Overall gross profit for the six months ended December 31, 2018 decreased by $1.2 million, or 2%, as compared to the six months ended December 31, 2017, due to a decrease in product gross profit of $1.1 million, or 3% while service gross profit remained relatively flat. The decrease in product gross profit was mostly due to product mix, with a larger percentage of sales attributable to the TomoTherapy platform and higher freight costs in the first half of fiscal year 2019.

Research and Development

Research and development expenses decreased by $1.0 million, or 7%, for the three months ended December 31, 2018, as compared to the same period in the prior year. The decrease was the result of lower headcount and lower spending on research and development projects, offset by approximately $0.3 million in severance costs associated with our previously announced cost reduction initiative.

Research and development expenses decreased slightly by $1.2 million, or 4%, for the six months ended December 31, 2018, as compared to the same period in the prior year. The decrease was the result of lower headcount and lower spending on research and development projects, offset by approximately $0.3 million in severance costs associated with our previously announced cost reduction initiative.

Selling and Marketing

Selling and marketing expenses increased by $1.3 million, or 9%, for the three months ended December 31, 2018, as compared to the same period in the prior year. The increase was primarily due to the timing of $2.2 million in expenses for key trade shows and advertising costs, $0.4 million in higher expense for software, and $0.3 million in severance costs associated with our previously announced cost reduction initiative, which was partially offset by a $1.3 million decrease in compensation expenses resulting from lower headcount and the adoption of ASC 606 in which we now capitalize incremental costs to obtain contracts.

Selling and marketing expenses decreased by $0.5 million, or 2%, for the six months ended December 31, 2018, as compared to the same period in the prior year. The decrease was primarily due to a decrease in compensation expenses resulting from lower headcount and the adoption of ASC 606 in which we now capitalize incremental costs to obtain contracts. The decrease was partially offset by an increase in compensation expenses, due to the lower stock based compensation expense in the analogous prior year period resulting from the departure of an executive, and severance costs associated with our previously announced cost reduction initiative.

General and Administrative

General and administrative expenses decreased by $1.4 million, or 12%, for the three months ended December 31, 2018, as compared to the same period in the prior year. The decrease was primarily due to a $1.4 million decrease in stock based compensation expenses driven by certain employee terminations and lower headcount and $0.3 million in lower travel expenses, offset by a $0.3 million increase in consulting expenses related to strategic business development and severance costs associated with our previously announced cost reduction initiative.

General and administrative expenses increased by $2.9 million, or 13%, for the six months ended December 31, 2018, as compared to the same period in the prior year. The increase was primarily due to $3.5 million of bad debt expense and a $0.9 million increase in consulting expenses related to strategic business development and severance costs associated with our previously announced cost reduction initiative, offset by a $1.5 million decrease in compensation and travel expenses driven by certain employee terminations and lower headcount.

Other Expense, net

Other expense, net decreased by $0.4 million, or 11%, for the three months ended December 31, 2018, as compared to the same period in the prior year. The decrease was primarily due to increased foreign exchange gain.

Other expense, net decreased by $3.0 million, or 29%, for the six months ended December 31, 2018, as compared to the same period in the prior year. The decrease in other expense, net was primarily due to a $3.2 million loss on extinguishment of debt in the prior year that did not occur this year.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized an income tax expense of $0.5 million and an income tax benefit of less than $0.1 million for the three months ended December 31, 2018 and December 31, 2017, respectively. The increase in income tax expense was due to prior year included a $0.5 million return to provision tax adjustment that did not occur for the same period this year.

We recognized an income tax expense of $1.0 million and $0.7 million for the six months ended December 31, 2018 and 2017, respectively. The increase in income tax expense was driven by a $0.5 million return to provision tax adjustment in the prior fiscal year that did not occur in the current fiscal year, partially offset by lower foreign profits for the six months ended December 31, 2018 as compared to the same period in the prior fiscal year.

In accordance with SAB 118, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. We have finalized our assessment of the transitional impacts of the Tax Act, which did not impact our tax expense for the three and six months ended December 31, 2018. Any legislative changes, including the final Section 965 transition tax regulations issued on January 15, 2019, whose impact is currently being assessed due to the complexity and interdependency of the legislative provisions, as well as any other new or proposed Treasury regulations, which have yet to be issued, will be evaluated but we do not expect any material financial impact in the period any such changes are enacted.

Starting in our fiscal year 2019, pursuant to certain provisions of the Tax Act, companies may be subject to GILTI as well as the new BEAT. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes under the SAB 118 measurement. We have made a policy decision to record GILTI tax as a current-period expense when incurred. Given that our current average annual gross receipts are less than $500 million, we are below the threshold provision to be subject to BEAT. We will continue to review the GILTI and BEAT rules to determine their applicability to us, and the impact that the rules may have on our results of operations.

Liquidity and Capital Resources

At December 31, 2018, we had $59.4 million in cash and cash equivalents. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of December 31, 2018. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. In January 2018, we sold available-for-sale investments for proceeds of $23.9 million. In February 2018, we used the net proceeds of the Term Loan, combined with existing cash on hand, to repay in full the $13.0 million outstanding principal amount of our 3.50% Convertible Notes pursuant to an irrevocable net share settlement election. We also repaid in full the $26.6 million outstanding principal amount of our 3.50% Series A Convertible Notes.

As of December 31, 2018, we had approximately $34.0 million of cash and cash equivalents in our foreign subsidiaries. There could be additional foreign tax withholdings that would be due depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

In January 2019, Accuray Asia Limited, one of our wholly-owned subsidiaries, entered into a joint venture contract with CNNC High Energy Equipment (Tianjin) Co., Ltd., a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture in China. We do not anticipate the joint venture will have a material impact on our working capital needs in the next 12 months.

Our cash flows for the six months ended December 31, 2018 and 2017 are summarized as follows (in thousands):

	Six Months Ended December 31,
	2018	2017
Net cash used in operating activities	$(31,598)	$(13,740)
Net cash used in investing activities	(2,218)	(1,917)
Net cash provided by financing activities	5,901	11,708
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(266)	891
Net decrease in cash, cash equivalents and restricted cash	$(28,181)	$(3,058)

Cash Flows from Operating Activities

Net cash used in operating activities was $31.6 million during the six months ended December 31, 2018, resulting primarily from a net loss of $13.8 million and a net change in operating assets and liabilities of $34.3 million that was offset by non-cash items of $16.5 million.

•

Non-cash items primarily consisted of bad debt expense of $3.6 million, stock-based compensation expense of $4.9 million, depreciation and amortization expense of $4.2 million, non-cash interest expense on debt of $2.4 million, and inventories write-down of $1.3 million;

•

The net change in operating assets and liabilities was primarily due to an increase in account receivables of $21.5 million due to the timing of receivable collections, an increase in inventories of $11.7 million to support anticipated product shipments in future periods, a decrease in compensation related accrued liabilities and customer advances of $9.4 million, offset by an increase in accounts payable of $11.6 million due to the timing of payments to vendors.

Net cash used in operating activities was $13.7 million during the six months ended December 31, 2017, primarily due to a net loss of $14.1 million and a net change in operating assets and liabilities of $17.5 million that was offset by non-cash items of $17.9 million.

Cash Flows from Investing Activities

Net cash used by investing activities was $2.2 million for the six months ended December 31, 2018 for purchase of property and equipment.

Net cash used in investing activities was $2.0 million for the six months ended December 31, 2017, which was mostly due to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2018 was $5.9 million, which was due to $5.0 million drawn from tranche 2 of our existing Term Loan and $2.0 million in proceeds from employee stock plans, offset by a decrease of $1.1 million in borrowing from the Revolving Credit Facility.

Net cash provided by financing activities during the six months ended December 31, 2017 was $11.7 million, which was primarily due to $66.1 million of net debt proceeds related to the Term Loan and the 3.75% Convertible Notes, which was offset by $29.6 million for the repurchase of a portion of the outstanding principal amount of 3.50% Convertible Notes and $26.6 million for the repayments under the Revolving Credit Facility. In addition, there were $2.0 million in proceeds from employee stock purchase plans.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended December 31, 2018 as compared to the contractual obligations disclosed in MD&A of our Annual Report on Form 10-K for the year ended June 30, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

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

During the six months ended December 31, 2018, we considered our estimated corporate bonus accrual to be a critical accounting estimate. Our bonus accrual for each quarter is based on our performance against individual and defined corporate metrics: net revenue, adjusted EBITDA and gross orders to backlog. Our financial results are affected by the selection and application of accounting policies and methods. In the six months ended December 31, 2018, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of ASC 606, Revenue from Contracts with Customers on July 1, 2018. There have been no other changes to the critical accounting policies and estimates, which we believe are those related to assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three months ended December 31, 2018 and 2017, there was one and no customers, respectively, that represented 10% or more of total net revenue. For the six months ended December 31, 2018 and 2017, there were no customers that represented 10% or more of total net revenue. We had no customer that accounted for more than 10% of our total accounts receivable, net as of December 31, 2018 and June 30, 2018.

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

Revenue Recognition

Our revenue is primarily derived from sales of CyberKnife and TomoTherapy Systems and services, which include post-contract customer support (“PCS”), installation services, training and other professional services. We record our revenue net of any value added or sales tax. We recognize revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products. We recognize revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts. Payments received in advance of system shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation. We assess the probability of collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection is not reasonably assured, we will defer the transaction fee and recognize revenue upon receipt of cash.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of December 31, 2018, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have a material impact on interest earnings for our portfolio. As mentioned in Note 6. Investments to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in January 2018, we sold all of our investments in available for sales securities. As a result, we do not currently carry investments that are sensitive to interest rate risk.

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of December 31, 2018, borrowings under the Term Loan totaled $45.0 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $22.5 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, we had an accumulated deficit of $483.0 million. We may incur net losses in the future, particularly as we improve our selling and marketing activities. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

In June 2017, we entered into a credit and security agreement that provided us with an initial revolving credit facility (the “Revolving Credit Facility”) of $52.0 million, which was amended in December 2017 to reduce the Revolving Credit Facility to $32.0 million. In December 2017, we also entered into a credit and security agreement that provides for an initial term loan of $40.0 million with a second tranche of $20.0 million available for draw until December 31, 2018 if specified conditions are met (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”). In July 2018, we also further amended the credit and security agreements with respect to the Credit Facilities to provide for, among other things, adjustments to the fixed coverage charge ratio. In December 2018, we amended the Term Loan to, among other things, provide that the second tranche may be drawn in two separate advances and extend the availability of the second tranche from December 31, 2018 until June 30, 2019, subject to certain specified conditions being met.

As of December 31, 2018, we had total consolidated liabilities of approximately $339.9 million; including long-term liability components of the 3.75% Convertible Notes of $71.0 million, and the Revolving Credit Facility of $22.5 million and the Term Loan of $43.3 million. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

Once orders are received and booked into backlog, factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

•	economic or political instability in foreign countries;
•	delays in the customer obtaining or inability of the customer to obtain funding or financing;
•	delays in construction at the customer site and delays in installation;
•

delays in the customer obtaining or inability of the customer to obtain local or foreign regulatory approvals, such as certificates of need in certain states or Class A or Class B user licenses in China;

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

•	adequate coverage and reimbursement for the CyberKnife and TomoTherapy treatment procedures outside the United States;
•	failure of local laws to provide the same degree of protection against infringement of our intellectual property;
•	protectionist laws and business practices that favor local competitors;
•	U.S. trade and economic sanctions policies that are in effect from time to time and the possibility that foreign countries may impose additional taxes, tariffs or other restrictions on foreign trade;
•	trade restrictions that are in effect from time to time, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations and customers;
•

the unfamiliarity of shipping companies and other logistics providers with U.S. export control laws, which may lead to their unwillingness to ship, or delays in shipping, our products to certain nations and customers despite such shipments being permitted under such laws;

•	U.S. relations with the governments of the foreign countries in which we operate;
•	the inability to obtain required export or import licenses or approvals;
•	risks relating to foreign currency, including fluctuations in foreign currency exchange rates possibly causing fewer sales due to the strengthening of the U.S. Dollar; and
•	contractual provisions governed by foreign laws.

Our inability to overcome these obstacles could harm our business, financial condition and operating results. Even if we are successful in managing these obstacles, our partners internationally are subject to these same risks and may not be able to manage these obstacles effectively.

In addition, future imposition of, or significant increases in, the level of customs duties, export quotas, regulatory restrictions, trade restrictions or trade prohibitions could materially harm our business.

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

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from United States and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar 2018, the federal government imposed a series of tariffs ranging from 10% to 25%  on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife Systems, which we manufacture in China and import into the United States, as well as other components that we import into the United States from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the United States, which include certain of our products. If these tariffs continue, additional tariffs are placed on certain of our components or products, or any related counter-measures are taken by China or the United States, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins, and operating results may be adversely affected.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over the economic stability, the level of U.S. national debt, currency fluctuations and volatility, the rate of growth of Japan, China, and other Asian economies, unemployment, the availability and cost of credit, inflation levels, interest rates, trade relations, energy costs and geopolitical uncertainty have contributed to increased volatility and diminished expectations for the economy and the markets.

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

Additionally, uncertain credit markets and concerns regarding the availability of credit could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected, including by reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the recent approval by voters in the U.K. of a referendum to leave the EU has caused, and may continue to cause, uncertainty in the global markets. The U.K.’s proposed exit from the EU, if implemented, will take some period of time to complete and could result in regulatory changes that impact our business. We will review the impact of any resulting changes to EU or U.K. law that could affect our operations, such as labor policies, financial planning, product manufacturing, and product distribution.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and product corrections in the past, including two recalls for the CyberKnife System in fiscal year 2017 that have been closed with the FDA and one recall for the TomoTherapy System in fiscal year 2018 that is ongoing and remains open with the FDA. As of December 31, 2018, we have also voluntarily opened two additional recalls involving the CyberKnife System. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

Similarly, our issued patents and those of our licensors may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products which provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, the laws of some foreign countries, such as China where our newly announced joint venture will operate, may not protect our intellectual property rights to the same extent as do the laws of the United States and, even if they do, uneven enforcement and procedural barriers may exist in such countries. In the event a competitor or other third party infringes upon our patent or other intellectual property rights or otherwise misappropriates such rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention from our core business. Damage awards resulting from successful litigation in foreign jurisdictions may not be in amounts commensurate with damage awards in the United States. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge. In addition, we may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2018, customer contracts with extended payment terms of more than one year amounted to approximately 5% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis. Any increase in days sales outstanding could also negatively affect our cash flow.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies, or through collaborating with complementary businesses, including forming joint ventures, including our recently announced joint venture in China, rather than through internal development. The identification of suitable acquisition, alliance, and joint venture partner candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions, alliances, or joint ventures. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition, alliance, or joint venture, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations or timely and effectively commence operations of any joint venture or other alliance, and the process of integration could be expensive, time consuming and may strain our resources. Furthermore, the products and technologies that we acquire, jointly develop, or with respect to which we collaborate may not be successful, or may require significantly greater resources and investments than we originally anticipated. In addition, we may not be in a position to exercise sole decision making authority regarding any strategic collaboration, alliance or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, alliances or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests. Collaborations, alliances and joint ventures can be difficult to manage and may involve significant expense and divert the focus or attention of our management and other key personnel. With respect to any acquisition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. In addition, with respect to joint ventures, we may not be able to attract qualified employees, acquire customers, or develop reliable supply, distribution or other partnerships. Future acquisitions or alliances could also result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in‑process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock. Further, acquisition targets, alliance partners and joint ventures may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations. Such laws may also offer us inadequate or less intellectual property protection relative to U.S laws, which may impact our ability, as well as the ability of the acquisition target, alliance partner, and joint venture, to safeguard our respective intellectual property from infringement and misappropriation. As a result of these and other factors, we may not realize the expected benefits of any acquisition, collaboration, joint venture or strategic alliance, or such benefits may not be realized at expected levels or within the expected time period. The failure to successfully consummate such strategic transactions and effectively integrate and execute following such consummation may have an adverse impact on our growth, profitability, financial position and results of operations.

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

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which significantly amends the Internal Revenue Code of 1986. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. We have finalized our assessment of the transitional impacts of the Tax Act, which did not affect our tax expense for the three and six months ended December 31, 2018. The ongoing and future impact on our business will continue to be assessed due to the complexity and interdependency of the legislative provisions, as well as any other new or proposed Treasury regulations, which have yet to be issued. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

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

At December 31, 2018, we had $59.4 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

In August 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. $53.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain holders of its outstanding 3.50% Convertible Notes and 3.50% Series A Convertible Notes (together, the “Existing Notes”) in exchange for approximately $47.0 million aggregate principal amount of the Existing Notes (the “Exchange”) and $32.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain other qualified new investors for cash. The net proceeds of the cash issuance were used to repurchase approximately $28.0 million of Existing Notes (the “Repurchase”). In February 2018, pursuant to the Agreements, the Company paid $40.2 million in cash to settle outstanding principal and accrued interest, and issued 254,000 shares of the Company’s common stock to retire the 3.50% Convertible Notes and the 3.50% Series A Convertible Notes. To the extent we issue common stock upon conversion of any outstanding Convertible Notes, that conversion would dilute the ownership interests of our stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1§	Executive Employment Agreement by and between Registrant and Shigeyuki Hamamatsu, dated November 19, 2018	—	—	—	—	X

10.2§	Executive Employment Agreement by and between Registrant and Patrick Spine, dated June 30, 2018	—	—	—	—	X

10.3§	Executive Employment Agreement by and between Registrant and Jesse Chew, dated October 17, 2018	—	—	—	—	X

10.4§	Accuray Incorporated 2016 Equity Incentive Plan (as amended and restated)	DEF14A	001-33301	Appendix A	10/4/18

10.5§	Accuray Incorporated Amended and Restated 2007 Employee Stock Purchase Plan	DEF14A	001-33301	Appendix B	10/4/18

10.6§	Amendment No. 2 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated December 28, 2018.	—	—	—	—	X

10.7§	Amendment No. 3 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding X Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated December 28, 2018.	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: February 7, 2019
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shig Hamamatsu
Shig Hamamatsu
Chief Financial Officer
(Principal Financial Officer)