Form 10-Q
period 2019-03-31
ACCURAY INC
filed 2019-05-09
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value per share	ARAY	The Nasdaq Stock Market LLC

As of April 30, 2019, there were 88,024,096 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi‑Art®, RayStation®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS®, InCise™, Iris™, M6™ Series, OIS Connect™, PlanTouch®, PreciseART®, PreciseRTX®, Treatment Planning System™, QuickPlan®, TomoDirect™, TomoEdge™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, Tomo Quality Assurance™, Radixact®, Onrad ™, StatRT™, and VoLO™. ImagingRing® is a registered trademark belonging to medPhoton GmbH. RayStation® is a registered trademark belonging to RaySearch Laboratories, AB.

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$62,509	$83,083
Restricted cash	2,103	9,830
Accounts receivable, net of allowance for doubtful accounts of $563 and $251 as of March 31, 2019 and June 30, 2018, respectively	99,774	65,994
Inventories	124,433	108,540
Prepaid expenses and other current assets	21,452	15,569
Deferred cost of revenue	157	1,141
Total current assets	310,428	284,157
Property and equipment, net	20,265	23,698
Goodwill	57,813	57,855
Intangible assets, net	714	821
Restricted cash	734	620
Other assets	16,180	11,576
Total assets	$406,134	$378,727
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,392	$19,694
Accrued compensation	27,082	28,992
Other accrued liabilities	26,945	22,448
Customer advances	22,822	22,896
Deferred revenue	78,833	75,404
Total current liabilities	181,074	169,434
Long-term liabilities:
Long-term other liabilities	8,168	8,608
Deferred revenue	23,291	20,976
Long-term debt	145,957	131,077
Total liabilities	358,490	330,095
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2019 and June 30, 2018, respectively; issued and outstanding: 88,020,073 and 86,129,256 shares at March 31, 2019 and June 30, 2018, respectively	88	86
Additional paid-in-capital	531,207	521,738
Accumulated other comprehensive income	489	1,093
Accumulated deficit	(484,140)	(474,285)
Total stockholders' equity	47,644	48,632
Total liabilities and stockholders' equity	$406,134	$378,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenue:
Products	$46,451	$43,244	$136,019	$129,266
Services	56,770	56,588	165,349	161,845
Total net revenue	103,221	99,832	301,368	291,111
Cost of revenue:
Cost of products	27,169	25,332	80,755	74,291
Cost of services	35,586	38,251	103,888	103,110
Total cost of revenue	62,755	63,583	184,643	177,401
Gross profit	40,466	36,249	116,725	113,710
Operating expenses:
Research and development	12,913	13,906	40,442	42,663
Selling and marketing	12,903	14,612	41,078	43,241
General and administrative	11,769	11,552	37,880	34,696
Total operating expenses	37,585	40,070	119,400	120,600
Income (loss) from operations	2,881	(3,821)	(2,675)	(6,890)
Other expense, net	(3,829)	(4,465)	(11,133)	(14,774)
Loss before provision for income taxes	(948)	(8,286)	(13,808)	(21,664)
Provision for income taxes	236	566	1,222	1,289
Net loss	$(1,184)	$(8,852)	$(15,030)	$(22,953)
Net loss per share - basic and diluted	$(0.01)	$(0.10)	$(0.17)	$(0.27)
Weighted average common shares used in computing net loss per share:
Basic and diluted	87,962	85,459	87,220	84,594
Net loss	$(1,184)	$(8,852)	$(15,030)	$(22,953)
Foreign currency translation adjustment	(270)	909	(604)	1,467
Unrealized gain on investments, net of tax	—	319	—	443
Comprehensive loss	$(1,454)	$(7,624)	$(15,634)	$(21,043)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2017	83,739,804	$84	$496,887	$(52)	$(450,386)	$46,533
Issuance of restricted stock	19,367	—	—	—	—	—
Retirement of common stock	(4,506)	—	(19)	—	—	(19)
Share-based compensation	—	—	2,348	—	—	2,348
Allocated transaction cost in debt issuance	—	—	8,798	—	—	8,798
Net loss	—	—	—	—	(9,382)	(9,382)
Cumulative translation adjustment	—	—	—	346	—	346
Unrealized gain on investments, net of tax	—	—	—	22	—	22
Balance at September 30, 2017	83,754,665	84	508,014	316	(459,768)	48,646
Exercise of stock options, net	105,200	—	423	—	—	423
Issuance of restricted stock	1,037,044	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	447,756	1	1,579	—	—	1,580
Retirement of common stock	(57,030)	—	(274)	—	—	(274)
Share-based compensation	—	—	3,141	—	—	3,141
Net loss	—	—	—	—	(4,719)	(4,719)
Cumulative translation adjustment	—	—	—	212	—	212
Unrealized gain on investments, net of tax	—	—	—	102	—	102
Balance at December 31, 2017	85,287,635	85	512,883	630	(464,487)	49,111
Exercise of stock options, net	3,600	—	14	—	—	14
Issuance of restricted stock	38,738	1	(1)	—	—	—
Retirement of Convertible Senior Notes	253,829	—	—	—	—	—
Share-based compensation	—	—	2,989	—	—	2,989
Allocated transaction cost in debt issuance	—	—	288	—	—	288
Net loss	—	—	—	—	(8,852)	(8,852)
Cumulative translation adjustment	—	—	—	909	—	909
Unrealized gain on investments, net of tax	—	—	—	319	—	319
Balance at March 31, 2018	85,583,802	$86	$516,173	$1,858	$(473,339)	$44,778

Balance at June 30, 2018	86,129,256	$86	$521,738	$1,093	$(474,285)	$48,632
Exercise of stock options, net	3,500	—	14	—	—	14
Issuance of restricted stock	367,504	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Share-based compensation	—	—	2,947	—	—	2,947
Tax withholding upon vesting of restricted stock units	—	—	—	—	—	—
Adoption of new revenue recognition standard	—	—	—	—	5,114	5,114
Net loss	—	—	—	—	(9,206)	(9,206)
Cumulative translation adjustment	—	—	—	(395)	—	(395)
Balance at September 30, 2018	86,500,260	86	524,699	698	(478,377)	47,106
Exercise of stock options, net	14,550	—	58	—	—	58
Issuance of restricted stock	1,054,539	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	442,051	—	1,540	—	—	1,540
Share-based compensation	—	—	1,959	—	—	1,959
Tax withholding upon vesting of restricted stock units	(125,797)	—	—	—	—	—

Adoption of new revenue recognition standard	—	—	—	—	61	61
Net loss	—	—	—	—	(4,640)	(4,640)
Cumulative translation adjustment	—	—	—	61	—	61
Balance at December 31, 2018	87,885,603	88	528,254	759	(482,956)	46,145
Exercise of stock options, net	96,882	—	417	—	—	417
Issuance of restricted stock	37,588	—	—	—	—	—
Share-based compensation	—	—	2,536	—	—	2,536
Net loss	—	—	—	—	(1,184)	(1,184)
Cumulative translation adjustment	—	—	—	(270)	—	(270)
Balance at March 31, 2019	88,020,073	$88	$531,207	$489	$(484,140)	$47,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(15,030)	$(22,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,088	7,387
Share-based compensation	7,779	9,074
Amortization of debt issuance costs	1,157	1,259
Amortization and accretion of discount and premium on investments	—	(15)
Accretion of interest on debt	2,489	2,589
Loss on sales of investment	—	77
Provision for (recovery of) bad debt	3,639	(74)
Provision for write-down of inventories	2,099	1,104
Loss (gain) on disposal of property and equipment	250	(8)
Loss on extinguishment of debt	—	3,452
Gain on termination of lease obligation	(1,007)	—
Changes in assets and liabilities:
Accounts receivable	(34,971)	(8,435)
Inventories	(17,763)	(14,656)
Prepaid expenses and other assets	(7,382)	3,851
Deferred cost of revenue	520	630
Accounts payable	5,465	5,463
Accrued liabilities	1,458	(2,000)
Customer advances	107	5,321
Deferred revenues	6,375	(1,621)
Net cash used in operating activities	(38,727)	(9,555)
Cash flows from investing activities
Purchases of property and equipment, net	(3,236)	(4,598)
Purchases of investments	—	(5,940)
Sales and maturities of investments	—	29,875
Net cash provided by (used in) investing activities	(3,236)	19,337
Cash flows from financing activities
Proceeds from employee stock plans	3,215	2,880
Taxes paid related to net share settlement of equity awards	—	(293)
Proceeds from debt, net of costs	5,000	66,111
Payments made to note and loan holders	—	(69,797)
Net proceeds (repayments) under Revolving Credit Facility	6,498	(23,541)
Net cash provided by (used in) financing activities	14,713	(24,640)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(937)	2,533
Net decrease in cash, cash equivalents and restricted cash	(28,187)	(12,325)
Cash, cash equivalents and restricted cash at beginning of period	93,533	85,235
Cash, cash equivalents and restricted cash at end of period	$65,346	$72,910

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 24, 2018.

Significant Accounting Policies

The Company adopted Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers as of July 1, 2018, using the modified retrospective method. See Note 2. Recent Accounting Pronouncements and Note 3. Revenue, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details. Except for the changes in the revenue recognition policy, there have been no other material changes to the Company’s accounting policies from the information provided in Note 1. The Company and its Significant Accounting Policies to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

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

The Company’s products are generally not sold with a right of return, and the Company’s contracts generally provide a fixed transaction price. However, the Company from time to time offers variable consideration such as volume discounts. The Company also from time to time offers extended payment terms beyond one year, trade-in allowance for old systems, and commissions or other forms of payment to customers. The Company applied the practical expedient to not adjust for a significant financing component if the gap between payment and delivery was expected, at the contract inception, to be less than one year.

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

Note 2. Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In June 2018, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-7, Compensation – Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting. This guidance supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The guidance permits early adoption and was adopted by the Company in the first quarter of fiscal year 2019. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other Topics (Topic 350)—Simplifying the Test for Goodwill Impairment. This guidance simplifies the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This guidance will be effective for the Company beginning in its first quarter of fiscal 2021. The amendment is required to be adopted prospectively. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance in the first quarter of fiscal year 2019 and adoption of this ASU did not have any impact on its consolidated financial statements and related disclosures.

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

Accounting Pronouncements Not Yet Effective

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows companies to reclassify from Accumulated Other Comprehensive Income to Retained Earnings stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The guidance will be effective for the Company in its first quarter of fiscal 2020. Early adoption is permitted. The guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This guidance will be effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which provides another transition method in addition to the existing modified retrospective transition approach. Accordingly, the new method allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to adopt the transition method allowed under ASU 2018-11, but will not elect early adoption, and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures. Upon adoption, the Company expects to record right-of-use assets and lease liabilities for operating leases on its consolidated balance sheets.

Note 3. Revenue

On July 1, 2018, the Company adopted ASC 606 electing the modified retrospective method for contracts that were still open as of July 1, 2018. Results for reporting periods after July 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC 605.

The beginning net cumulative-effect adjustment to retained earnings for the adoption of ASC 606 is as follows:

			Balance as
	Balance at	Adjustment Due to	Reported at
(Dollars in thousands)	July 1, 2018	ASC 606	June 30, 2018
Assets:
Account receivable, net	$66,251	$257	$65,994
Deferred cost of revenue - current	677	(464)	1,141
Prepaid expenses and other current assets	16,239	670	15,569
Other assets	17,416	5,840	11,576
Liabilities and Stockholders' Equity:
Other accrued liabilities	23,059	611	22,448
Deferred revenue - current	75,515	111	75,404
Long-term other liabilities	9,075	467	8,608
Accumulated deficit	(469,171)	5,114	(474,285)

Select unaudited condensed consolidated balance sheets line items, which reflect the adoption of ASC 606 are as follows:

	March 31, 2019
(Dollars in thousands)	As Reported	Adjustments	Balances Without Adoption
Assets:
Account receivable, net	$99,774	$5,698	$94,076
Deferred cost of revenue - current	157	(7,301)	7,458
Prepaid expenses and other current assets	21,452	2,262	19,190
Other assets	16,180	6,666	9,514
Liabilities and Stockholders' Equity:
Other accrued liabilities	26,945	760	26,185
Deferred revenue - current	78,833	(8,553)	87,386
Long-term other liabilities	8,168	1,857	6,311
Accumulated deficit	(484,140)	13,261	(497,401)

Select unaudited condensed consolidated statements of operations and comprehensive loss line items for the three and nine months ended March 31, 2019, which reflect the adoption of ASC 606 are as follows:

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
(Dollars in thousands)	As Reported	Adjustments	Balances Without Adoption	As Reported	Adjustments	Balances Without Adoption
Net revenue	$103,221	$(10,491)	$113,712	$301,368	$13,352	$288,016
Cost of goods sold	62,755	(5,101)	67,856	184,643	6,605	178,038
Other expense, net	3,829	(190)	4,019	11,133	(449)	11,582
Research and development	12,913	(43)	12,956	40,442	(179)	40,621
Selling and marketing	12,903	(98)	13,001	41,078	(557)	41,635
General and administrative	11,769	(94)	11,863	37,880	(383)	38,263
Provision for income taxes	236	198	38	1,222	168	1,054
Net loss	(1,184)	(5,163)	3,979	(15,030)	8,147	(23,177)
Net loss per share - basic and diluted	$(0.01)	$(0.06)	$0.05	$(0.17)	$0.09	$(0.27)

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

When the Company receives advances or deposits from customers before revenue is recognized, this results in a contract liability. It can take up to two and half years from the time of order to revenue recognition due to the Company’s long sales cycle.

Changes in the contract assets and contract liabilities are as follows:

	March 31, 2019	July 1, 2018	Change
(Dollars in thousands)	Amount	Amount	$	%
Assets:
Unbilled accounts receivable – current (1)	$8,016	$3,218	4,798	60
Interest receivable – current (2)	239	—	239	100
Long-term accounts receivable (3)	3,949	6,833	(2,884)	(73)
Interest receivable – non-current (3)	1,232	611	621	50
Liabilities:
Customer advances	22,822	22,896	(74)	—
Deferred revenue – current	78,833	75,515	3,318	4
Deferred revenue – non-current	23,291	20,976	2,315	10

(1)	Included in accounts receivable on consolidated balance sheets
(2)	Included in prepaid expenses and other current assets on consolidated balance sheets
(3)	Included in other assets on consolidated balance sheets

Changes in deferred revenue from contracts with customers are as follows:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2019
Balance at beginning of period	$96,132	$96,491
New billings	109,213	307,001
Recognition of deferred revenue	(103,221)	(301,368)
Balance at end of period	$102,124	$102,124

During the three months ended March 31, 2019, the Company recognized revenues of $14.7 million, which were included in the deferred revenues balance at December 31, 2018.  During the nine months ended March 31, 2019, the Company recognized revenues of $57.8 million, which were included in the deferred revenues balance at June 31, 2018.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from signed contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts, and the Company has elected the practical expedient available in the guidance related to ASC 606, to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

As of March 31, 2019, total remaining performance obligations amounted to $830.1 million. Of this total amount, $72.0 million related to long-term warranty and service, which is expected to be recognized over the remaining warranty period for systems that have been delivered. For systems that have been delivered but not yet installed, management estimates the timing of installation since warranty starts upon installation.

The following table represents the Company's remaining performance obligations related to long-term warranty and service as of March 31, 2019 and the estimated revenue expected to be recognized:

	Fiscal years of revenue recognition
(Dollars in thousands)	2019	2020	2021	Thereafter
Long-term warranty and service	$8,597	$29,187	$21,144	$13,113

For the remaining $758.1 million of performance obligations, the Company estimates 25% to 35% will be recognized in the next 12 months, and the remaining 65% to 75% will be recognized in the 30 months thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. As such, about 15% to 25% of the Company’s contracts may never result in revenue due to cancellation.

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

The opening balance of capitalized costs to obtain a contract was $5.9 million as of July 1, 2018. As of March 31, 2019, the balance of capitalized costs to obtain a contract was $7.3 million. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred a de minimis impairment loss for the periods presented. During the three and nine months ended March 31, 2019, the Company recognized $0.5 million and $1.8 million, respectively, in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and sales-type leases, totaled $3.8 million and $6.9 million at March 31, 2019 and June 30, 2018, respectively, and are included in other assets in the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease or contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of March 31, 2019 and June 30, 2018. Based upon such assessment, the Company recorded a $3.3 million and zero adjustment to the allowance for credit losses related to such financing receivables as of March 31, 2019 and as of June 30, 2018, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

March 31, 2019	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$—	$12,677	$12,677
Unearned income	—	(1,474)	(1,474)
Allowance for credit loss	—	(3,327)	(3,327)
Total, net	$—	$7,876	$7,876
Reported as:
Current	$—	$4,068	4,068
Non-current	—	3,808	3,808
Total, net	$—	$7,876	$7,876

June 30, 2018	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$1,588	$8,009	$9,597
Unearned income	(137)	—	$(137)
Allowance for credit loss	—	—	$—
Total, net	$1,451	$8,009	$9,460
Reported as:
Current	$432	$2,139	$2,571
Non-current	1,019	5,870	6,889
Total, net	$1,451	$8,009	$9,460

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. In December 2018, one customer bought out the last system that was on lease. As a result, there was no lease receivables as of March 31, 2019.

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Raw materials	$46,585	$37,144
Work-in-process	18,846	17,703
Finished goods	59,002	53,693
Inventories	$124,433	$108,540

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Furniture and fixtures	$2,958	$2,927
Computer and office equipment	11,084	11,315
Software	11,201	11,307
Leasehold improvements	25,594	25,423
Machinery and equipment	43,169	47,065
Construction in progress	5,394	5,629
	99,400	103,666
Less: Accumulated depreciation	(79,135)	(79,968)
Property and equipment, net	$20,265	$23,698

Depreciation expense related to property and equipment for the three and nine months ended March 31, 2019 was $1.9 million and $6.0 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended March 31, 2018 was $2.3 million and $7.3 million, respectively.

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

The components of accumulated other comprehensive income in the equity section of the balance sheets are as follows (in thousands):

	March 31, 2019	June 30, 2018
Cumulative foreign currency translation adjustment	$633	$1,237
Defined benefit pension obligation	(144)	(144)
Accumulated other comprehensive income	$489	$1,093

Note 5. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Balance at the beginning of the period	$57,855	$57,812
Currency translation	(42)	43
Balance at the end of the period	$57,813	$57,855

In the second quarter of fiscal 2019, the Company performed its annual goodwill impairment test. Based on this analysis, the Company determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		March 31, 2019			June 30, 2018
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	7	$1,000	$(286)	$714	$1,000	$(179)	$821

The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2019 and June 30, 2018.

Amortization expense related to intangible assets for the three and nine months ended March 31, 2019 was $0.03 million and $0.10 million, respectively. Amortization expense related to intangible assets for the three and nine months ended March 31, 2018 was $0.04 million and $0.11 million, respectively.

The estimated future amortization expense of acquired intangible assets as of March 31, 2019 is as follows (in thousands):

Year Ending June 30,	Amount
2019 (remaining 3 months)	$36
2020	143
2021	143
2022	143
2023	143
Thereafter	106
$714

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

The Company sold all of its investments in fiscal 2018 and as such, no investments were outstanding as of March 31, 2019 and June 30, 2018.

Note 7. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have a monthly maturity that mitigates the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. There were no outstanding foreign currency forward contracts at the end of March 31, 2019 and June 30, 2018.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Foreign currency exchange gain (loss) on foreign contracts	$(157)	$726	$(4)	$(1,712)
Foreign currency transactions gain (loss)	(28)	(1,047)	(639)	1,477

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

The Company does not carry any investments, and its cash balance was $62.5 million and $83.1 million at March 31, 2019 and June 30, 2018, respectively.

Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The Company’s convertible debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option since an observable quoted price of the 3.75% Convertible Notes (as defined below) is not readily available. The Revolving Credit Facility (as defined below) and the Term Loan (as defined below) (collectively the “Credit Facilities”) are valued at market interest rates, which it considers to be a level 2 fair value measurement. The carrying value of these financial instruments approximate its estimated fair value as there have not been significant changes in the Company’s credit quality or capital markets that would suggest changes in interest rates since the Credit Facilities were issued or amended in December 2018.

The following table summarizes the carrying value and estimated fair value of the Credit Facilities and the 3.75% Convertible Notes (in thousands):

	March 31, 2019		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$71,871	$92,786	$69,382	$70,742
Term Loan Facility	43,589	43,589	38,010	38,010
Revolving Credit Facility	30,497	30,497	23,685	23,685
Total	$145,957	$166,872	$131,077	$132,437

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

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against them. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2019.

Facility Lease Termination

In the third quarter of fiscal 2019, the Company amended a facility lease agreement with the landlord, which reduced the leased space by approximately 39,678 square feet, effective February 28, 2019. Upon termination, the Company removed the deferred rent balance associated with the previously leased space and recorded a $1.0 million credit in the statement of operations.

Note 10. Debt

3.50% Convertible Senior Notes due February 2018

In February 2013, the Company issued 3.50% Convertible Senior Notes due 2018 (the “3.50% Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Convertible Notes were entitled to convert their notes at any time until the close of the business day immediately preceding the maturity date of February 1, 2018. The 3.50% Convertible Notes were convertible into common stock of the Company at an initial conversion rate equal to 187.6877 shares of common stock per $1,000 principal amount, which was equivalent to a conversion price of approximately $5.33 per share of common stock, subject to adjustment.

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

3.50% Series A Convertible Senior Notes due February 2018

In April 2014, the Company issued 3.50% Series A Convertible Senior Notes due 2018 (the “3.50% Series A Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders of the 3.50% Series A Convertible Notes were entitled to convert their notes at any time on or after November 1, 2017 until the close of business on the business day immediately preceding the maturity date of February 1, 2018. The initial conversion rate was 187.6877 shares of the Company’s common stock per $1,000 principal amount, which represented an initial conversion price of approximately $5.33 per share of the Company’s common stock.

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible

Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of March 31, 2019, $85.0 million of aggregate principal amount was outstanding.

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

In July 2018, the Company amended both the Amended Credit Agreement and the Term Loan Agreement (as defined below). The amendments provide for, among other things, adjustments to the Fixed Charge Coverage Ratio such that in the case of the Defined Periods (as defined in the Amended Credit Agreement and the Term Loan Agreement) for (a) the fiscal quarter ending June 30, 2018 as well as (b) the fiscal quarter ending March 31, 2019, the Fixed Charge Coverage Ratio is not less than 0.75 to 1.00 and 0.50 to 1.00, respectively. Other significant terms remain unchanged.

In December 2018, the Company further amended the Amended Credit Agreement (“Amendment 3”) which, among other things, updated the calculation of the deferred revolving loan origination fee such that it is based on the amount of time elapsed from the effective date of Amendment 3. Other significant terms remain unchanged.

The Company was in compliance with the covenants under the Amended Credit Agreement as of March 31, 2019. As of March 31, 2019, approximately $30.5 million of aggregate principal amount was outstanding under the Revolving Credit Facility, and $1.2 million of unamortized debt costs associated with the Debt Agreement was included in other assets on the condensed consolidated balance sheet.

Term Loan

In December 2017, the Company entered into a credit and security agreement with a lender (the “Term Loan Agreement”). The Term Loan Agreement provides for an initial term loan of $40.0 million with an additional tranche of $20.0 million available through December 31, 2018, if specified conditions are met (the “Term Loan”). In connection with the Amendment, the Company used a portion of the net proceeds from the initial advance to repay a portion of the outstanding borrowings under the Revolving Credit Facility. Interest on the Term Loan is payable monthly in arrears at an annual interest rate of 6.75% plus 90-day LIBOR. The Term Loan Agreement matures December 15, 2022 and, if prepaid, has fees equal to 3%, 2%, and 1% of the prepayment amount if such termination occurs within the first year, the second year, and the third year of funding, respectively. The term of the loan is 60 months with interest only for the first 24 months followed by straight-line amortization of principal for the remaining months. At the Company’s option, the interest-only period can be extended an additional 12 months, provided revenues for the previous four quarters is $400 million or greater. In addition, the Company will pay an annual administrative fee of 0.25% and a final payment of 4.0% of the Term Loan amount.

In December 2018, the Company drew an additional $5.0 million under the Term Loan Agreement and in connection therewith entered into the second amendment to the Term Loan Agreement (“Amendment 2”) which, among other things, (i) extended the term loan tranche 2 commitment termination date for the remaining $15.0 million unfunded commitment from December 31, 2018 to June 30, 2019; (ii) provided that term loan tranche 2 may be drawn in two separate advances; and (iii) updated the calculation of the prepayment fee such that it is based on the amount of time elapsed from the effective date of Amendment 2. The Company was in compliance with the covenants under the Term Loan Agreement as of March 31, 2019. As of March 31, 2019, $45.0 million of aggregate principal amount was outstanding.

The following table presents the carrying value of the Credit Facilities and 3.75% Convertible Notes (in thousands):

As of March 31, 2019	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$30,497	$85,000	$45,000	$160,497
Unamortized debt costs	—	(2,860)	(1,320)	$(4,180)
Unamortized debt discount	—	(10,269)	(91)	$(10,360)
Net carrying amount	$30,497	$71,871	$43,589	$145,957
Reported as:
Short-term debt				$—
Long-term debt				145,957
Total debt				$145,957

As of June 30, 2018	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$23,685	$85,000	$40,000	$148,685
Unamortized debt costs	—	(3,351)	(1,721)	(5,072)
Unamortized debt discount	—	(12,267)	(269)	(12,536)
Net carrying amount	$23,685	$69,382	$38,010	$131,077
Reported as:
Short-term debt				$—
Long-term debt				131,077
Total debt				$131,077

A summary of interest expense on the 3.50% Convertible Notes, the 3.50% Series A Convertible Notes, and the 3.75% Convertible Notes (collectively, “Notes”) and Credit Facilities is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Interest expense related to contractual interest coupon	$2,489	$2,608	$7,119	$7,444
Interest expense related to amortization of debt discount	863	862	2,488	2,589
Interest expense related to amortization of debt issuance costs	392	391	1,157	1,259
	$3,744	$3,861	$10,764	$11,292

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Cost of revenue	$423	$442	$1,234	$1,410
Research and development	429	577	1,330	1,842
Selling and marketing	516	496	1,534	863
General and administrative	1,512	1,689	3,681	4,959
	$2,880	$3,204	$7,779	$9,074

Note 12. Net Loss Per Common Share

The Company reports both basic and diluted loss per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Net loss used to compute basic and diluted loss per share	$(1,184)	$(8,852)	$(15,030)	$(22,953)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	87,962	85,459	87,220	84,594

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the settlement of vested Restricted Stock Units (“RSUs”), Market Stock Units (“MSUs”) and Performance Stock Units (“PSUs”), and the purchase of shares under the Company’s Employee Stock Purchase Program (“ESPP”), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.50% Convertible Notes are included in the calculation of diluted net income per share only if their inclusion is dilutive.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2019	2018
Stock options	5,199	2,672
RSUs, PSUs and MSUs	3,744	5,202
	8,943	7,874

3.75% Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes have, and the 3.50% Series A Convertible Notes had, an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. The 3.50% Series A Convertible Notes were retired in February 2018. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes as of March 31, 2019 and 2018, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

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

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Net Revenue	2019	2018	2019	2018
Americas	$31,616	$41,767	$92,559	$115,544
Europe, India, Middle East, and Africa	32,943	28,635	110,919	95,789
Asia Pacific	17,070	14,731	47,922	39,399
Japan	21,592	14,699	49,968	40,379
Total	$103,221	$99,832	$301,368	$291,111

	March 31,	June 30,
Property and equipment, net	2019	2018
Americas	$16,640	$19,698
Europe, India, Middle East, and Africa	609	569
Asia Pacific	1,632	1,635
Japan	1,384	1,796
Total	$20,265	$23,698

Note 14. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized an income tax expense of $0.2 million and $0.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The decrease in income tax expense was due to recognition of an income tax benefit of approximately $0.4 million in the third quarter of this fiscal year as a result of the final assessment from the Swiss authorities for the fiscal year 2017.

The Company recognized an income tax expense of $1.2 million and $1.3 million for the nine months ended March 31, 2019 and 2018, respectively. The decrease in income tax expense was driven by lower annual effective income tax rate on foreign profits for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year.

The Tax Act has a requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is as defined under Internal Revenue Code (“IRC”) Section 951A as is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses and is not expected to cause the Company to be in a U.S. taxable income position for fiscal year 2019. The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

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

Note 15. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (TianJin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. Accuray Asia initially has a 49% ownership interest in the joint venture and the CIRC Subsidiary initially has a 51% ownership interest in the joint venture. The JV was granted a business license in April 2019. For the three and nine months ended March 31, 2019, no JV business activities took place as the business license was not yet issued.

In exchange for the initial 49% equity interest in the JV, the Company, through Accuray Asia, expects to make its initial capital contributions to the JV by December 31, 2019 in the form of in-kind contributions consisting of components for two full radiation oncology systems from the Company’s inventory. Any remaining amount of capital contributions due, if not satisfied by such in-kind contributions, will be made by the Company, through Accuray Asia, in accordance with the schedule set by the board of directors of the JV.

The Company is assessing the accounting treatment of its investment in the JV and expects to apply the equity method of accounting to the ownership interest in the JV as it has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company will recognize the 49% proportionate share of the JV income or loss on a one-quarter lag due to the timing of the availability of the JV’s financial records.

Note 16. Restructuring and Other Related Charges

On October 29, 2018, the Company informed affected employees of a cost saving initiative designed to reduce operating costs through the elimination of approximately 5 percent of its global workforce. The Company recorded restructuring and other related charges of $0.0 and $1.0 million for the three and nine months ended March 31, 2019, which was mostly due to severance and related costs, of which $0.2 million and $1.0 million was paid out in the same periods, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2019 and results of operations for the three and nine months ended March 31, 2019 and 2018 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the improvements in efficiency made by the multi-leaf collimator, or InCise MLC, and the VOLO Optimizer software upgrade on the CyberKnife Systems, and their impact on our business; our expectations regarding the improvements Synchrony motion tracking provides for the Radixact System and timing of its commercialization and shipment; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including Radixact System; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; expectations regarding the strategy, timing, income, and impact of our China joint venture on our business; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of our annual report on Form 10-K for fiscal year 2018, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions that set the standard of care, with the aim of helping patients live longer, better lives. Our leading-edge technologies, the CyberKnife and TomoTherapy Systems, including Radixact Systems, the next generation TomoTherapy platform, are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image-guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving largely separate patient populations treated by the same medical specialty, radiation oncology. Both systems have advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population including patients requiring retreatment with radiation therapy. We also offer comprehensive software solutions to enable and enhance the precise and efficient radiosurgery and radiotherapy treatment with our CyberKnife and TomoTherapy Systems. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training, and other professional services.

The CyberKnife Systems

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. The CyberKnife Systems are the only dedicated, full-body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It enables the treatment of patients who typically might not otherwise be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently only a small portion of the patients who develop tumors treatable with CyberKnife Systems are treated with these systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, the CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease), and (3) systemic diseases, like leukemia and lymphoma, which are not localized to an organ, but rather involve cells throughout the body.

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

Most recently, we introduced the VOLO Optimizer software upgrade for the CyberKnife System. The VOLO facilitates the development of clinically optimal treatment plans up to 90 percent faster than before and the delivery of the treatment up to an estimated 50 percent faster than before, allowing CyberKnife treatments to be performed in 15 to 30 minutes.

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

TomoTherapy Systems, including Radixact, the next generation TomoTherapy platform

The TomoTherapy Systems are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. The TomoTherapy Systems are specifically designed for image-guided intensity-modulated radiation therapy (“IG-IMRT”). The TomoTherapy Systems include the TomoTherapy H Series Systems with configurations of TomoH, TomoHD, and TomoHDA. Based on a CT scanner platform, the systems provide continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver highly accurate, individualized dose distributions which precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for the patient. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung, and head and neck cancers, in addition to complex and novel treatments such as total marrow irradiation. The Radixact System, the next generation TomoTherapy platform, includes our integrated Accuray Precision treatment planning software and new iDMS Data Management System. The Radixact System leverages the TomoTherapy System’s efficient daily low-dose fan beam MVCT image guidance and unique ring gantry architecture, delivering precise radiation treatments for more patients, faster, with simpler, more automated workflows.

Most recently, Accuray launched its Synchrony motion tracking and correction technology for the Radixact System. This feature adds intrafraction motion synchronization capabilities to the Radixact System, enabling real-time tracking, visualization and correction for tumor motion during treatment, with the goal of improving dose accuracy and treatment times compared to conventional radiation therapy systems. We expect to begin shipping the Synchrony technology commercially by the end of calendar year 2019.

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

Adoption of ASC 606

At the beginning of our fiscal year 2019, we adopted the new revenue recognition standard ASC 606, Revenues from Contracts with Customers and applied the modified retrospective method. All financial statements and disclosures have been adjusted to comply with ASC 606. See Note 1. The Company and its Significant Accounting Policies, Note 2. Recent Accounting Pronouncements, and Note 3. Revenue of the Notes to the unaudited condensed consolidated financial statements, for additional information.

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

Joint Venture

In January 2019, our wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation

Corporation, to form a joint venture, CNNC Accuray (TianJin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. The JV aims to be uniquely positioned to serve China, the world’s largest growth market for radiation oncology systems. China represents a significantly underserved market based on the country’s population and cancer incidence rates on both an absolute and relative country basis. Accuray Asia initially has a 49% ownership interest in the joint venture and the CIRC Subsidiary initially has a 51% ownership interest in the joint venture.

In exchange for the initial 49% equity interest in the JV, we, through Accuray Asia, expect to make our initial capital contribution to the JV by December 31, 2019 in the form of in-kind contributions consisting of components for two full radiation oncology systems from our inventory. Any remaining amount of capital contributions due, if not satisfied by such in-kind contributions, will be made by us, through Accuray Asia, in accordance with the schedule set by the board of directors of the JV.

In April 2019, the JV was granted its initial business license to do business in China. With this license, the JV can begin to apply for its radiation safety permit, together with any other required permits and licenses, and is expected to begin hiring employees. The radiation safety permit is expected to be received during the summer of 2019, which would help enable the JV to sell and take orders.

While the JV is in the process of receiving the necessary permits and licenses to operate, we expect to continue to working with our current distributor to sell our products in China. Once the JV is fully operational, we anticipate transitioning away from our current distributor and for the JV to begin selling products in China, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China” radiotherapy device in the Class B license category, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China.

We are assessing the accounting treatment of our investment in the JV and expect to apply the equity method of accounting to the ownership interest in the JV as we have the ability to exercise significant influence over the JV but lack controlling financial interest and are not the primary beneficiary. We will recognize the 49% proportionate share of the JV income or loss on a one-quarter lag due to the timing of the availability of the JV’s financial records. We expect to recognize our share of JV business income or loss related to the quarter ending June 30, 2019 in the first quarter of fiscal 2020, which ends September 30, 2020.

Backlog

Effective at the beginning of our fiscal year 2019, we updated our backlog policy to include certain upgrades sold through service contracts. As a result, the portion of the order that is recognizable as product revenue and upgrades sold on service contracts are reported as backlog. The portion of the order that is recognized as other service revenue (for example, Post-Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. As of March 31, 2019, backlog totaled $493.9 million, of which $1.1 million represented upgrades sold through service contracts. As of June 30, 2018, backlog totaled $478.5 million.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Gross orders	$83,571	$74,906	$245,154	$208,460
Net age-outs	(15,158)	(25,917)	(71,364)	(51,393)
Cancellations	(7,360)	(7,070)	(15,708)	(10,199)
Currency impacts and other	(1,268)	(1,039)	(4,183)	(2,301)
Net orders	$59,785	$40,880	$153,899	$144,567
Order backlog at the end of the period	$493,870	$468,147	$493,870	$468,147

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $8.7 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This was a result of an increase in new system order volume compared to the same prior year period, primarily related to a $10.4 million increase in CyberKnife System orders, offset by a $4.0 million decrease in TomoTherapy System orders.

Gross orders increased by $36.7 million for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018. This was mainly a result of an increase of $33.3 million in new system order volume compared to the same prior year period, related to a $30.0 million and $3.3 million increase in CyberKnife System and TomoTherapy System orders, respectively. The gross order growth was driven by demand in China stemming from the Ministry of Health’s announcement of new Class A user license quotas for radiation systems in October 2018. In addition, there was a $4.2 million net increase in upgrade orders as compared to the same prior year period, driven by the inclusion of upgrades from service contracts beginning July 1, 2018.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders increased by $18.9 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, resulting from an increase in gross orders of $8.7 million and a decrease in net age-outs of $10.7 million, offset by an increase in cancellations of $0.3 million, and an unfavorable currency impact of $0.2 million.

•

The net age-outs for the three months ended March 31, 2019 were $15.2 million. There was $ 20.8 million gross amount of age-outs which was partially offset by $5.6 million in age-ins. Age-ins represent orders that previously aged-out but have been taken to revenue in the current period.

•

There were $7.4 million and $7.1 million in cancellations in the three months ended March 31, 2019 and March 31, 2018, respectively. Cancellations are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

Foreign currency impacts and other adjustments decreased net orders by $1.3 million for the three months ended March 31, 2019 and the adjustments decreased net orders by $1.0 million for the three months ended March 31, 2018.

Net orders increased by $9.3 million for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018, resulting from an increase in gross orders of $36.7 million, offset by an increase in net age-outs of $20.0 million, an increase in cancellations of $5.5 million and negative adjustments for foreign currency and the adoption of ASC 606 of $1.9 million.

•	The net age-outs for the nine months ended March 31, 2019 were $71.4 million. There was $79.3 million gross amount of age-outs which was partially offset by $7.8 million age-ins.

•

There were $15.7 million and $10.2 million in cancellations in the nine months ended March 31, 2019 and March 31, 2018, respectively. Cancellations are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

ASC 606 adjustments and foreign currency impacts decreased net orders by $4.2 million for the nine months ended March 31, 2019 while other adjustments and foreign currency impacts decreased net orders by $2.3 million for the nine months ended March 31, 2018.

Results of Operations — Three and nine months ended March 31, 2019 and 2018

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019	2018	Change		2019	2018	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products	$46,451	$43,244	3,207	7	$136,019	$129,266	6,753	5
Services	56,770	56,588	182	0	165,349	161,845	3,504	2
Net revenue	103,221	99,832	3,389	3	301,368	291,111	10,257	4
Gross profit	40,466	36,249	4,217	12	116,725	113,710	3,015	3
Products gross profit	19,282	17,912	1,370	8	55,264	54,975	289	1
Services gross profit	21,184	18,337	2,847	16	61,461	58,735	2,726	5
Research and development expenses	12,913	13,906	(993)	(7)	40,442	42,663	(2,221)	(5)
Selling and marketing expenses	12,903	14,612	(1,709)	(12)	41,078	43,241	(2,163)	(5)
General and administrative expenses	11,769	11,552	217	2	37,880	34,696	3,184	9
Other expense, net	3,829	4,465	(636)	(14)	11,133	14,774	(3,641)	(25)
Provision for (benefit from) income taxes	236	566	(330)	(58)	1,222	1,289	(67)	(5)
Net loss	$(1,184)	$(8,852)	7,668	87	$(15,030)	$(22,953)	7,923	(35)

Net Revenue

Product Net Revenue

Product net revenue increased by $3.2 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a $3.3 million increase in unit volume sales, offset by a $0.1 million decrease in upgrade and other revenue as compared to the prior year period.

Product net revenue increased by $6.8 million for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018, primarily due to a $7.8 million increase in unit volume sales, offset by a $1.0 million decrease in upgrade and other revenue as compared to the prior year period.

Services Net Revenue

Services net revenue increased by $0.2 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to an increase of $2.0 million from our system installed base growth, and spare part sales, offset by a decrease of $1.8 million in upgrade and installation revenue.

Services net revenue increased by $3.5 million for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018, primarily due to an increase of $4.8 million related to upgrade revenue, increased system installed base, and spare part sales, offset by a decrease of $1.3 million in training and installation revenue.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenue	$103,221	$99,832	$301,368	$291,111
Americas	31%	42%	31%	40%
Europe, India, Middle East, and Africa	32%	29%	37%	33%
Asia Pacific	16%	15%	16%	13%
Japan	21%	14%	16%	14%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue increased for the three and nine-month periods ended March 31, 2019 as compared to the same periods in the prior fiscal year. For the three months ended March 31, 2019, the changes were primarily due to revenue growth in the Europe, India, Middle East, and Africa (“EIMEA”) region. For the nine months ended March 31, 2019, the changes were primarily due to revenue growth in the EIMEA and Japan regions.

Gross Profit

Overall gross profit for the three months ended March 31, 2019 increased by $4.2 million, or 12%, as compared to the three months ended March 31, 2018, due to an increase in product gross profit of $1.4 million, or 8%, and an increase in service gross profit of $2.8 million, or 16%. The increase in product gross profit was mostly due to increased sales volume attributable to the TomoTherapy platform in the third quarter of fiscal year 2019. The increase in service gross profit was primarily due to decreased service part consumption in the three months ended March 31, 2019.

Overall gross profit for the nine months ended March 31, 2019 increased by $3.0 million, or 3%, as compared to the nine months ended March 31, 2018, due to an increase in product gross profit of $0.3 million, or 1%, and an increase in service gross profit of $2.7 million, or 5%. The increase in product gross profit was primarily due to increased sales volume attributable to the TomoTherapy platform in the nine months ended March 31, 2019. The increase in service gross profit was primarily due to contract revenue from our higher install base and lower headcount-related compensation expenses.

Research and Development

Research and development expenses decreased by $1.0 million, or 7%, for the three months ended March 31, 2019, as compared to the same period in the prior year. The decrease was the result of lower headcount and a $0.4 million benefit from the reversal of deferred rent related to the termination of a facility lease.

Research and development expenses decreased by $2.2 million, or 5%, for the nine months ended March 31, 2019, as compared to the same period in the prior year. The decrease was the result of lower headcount and a $0.4 million benefit from the reversal of deferred rent related to the termination of a facility lease.

Selling and Marketing

Selling and marketing expenses decreased by $1.7 million, or 12%, for the three months ended March 31, 2019, as compared to the same period in the prior year. The decrease was primarily due to a $0.7 million decrease in commissions, driven by the product revenue mix, a $0.7 million decrease in recruiting and travel costs, and a $0.2 million benefit from the reversal of deferred rent related to the termination of a facility lease.

Selling and marketing expenses decreased by $2.2 million, or 5%, for the nine months ended March 31, 2019, as compared to the same period in the prior year. The decrease was primarily due to a $1.8 million decrease in commissions, driven by the product revenue mix, and a $1.4 million decrease resulting from lower headcount and a decrease in recruiting and travel costs.

General and Administrative

General and administrative expenses increased by $0.2 million, or 2%, for the three months ended March 31, 2019, as compared to the same period in the prior year. The increase was primarily due to an increase in consulting expenses related to strategic business development, partially offset by lower headcount costs.

General and administrative expenses increased by $3.2 million, or 9%, for the nine months ended March 31, 2019, as compared to the same period in the prior year. The increase was primarily due to $3.5 million of bad debt expense and a $1.4 million increase in consulting expenses related to strategic business development, partially offset by a $1.7 million decrease in compensation and travel expenses driven by lower headcount.

Other Expense, net

Other expense, net decreased by $0.6 million, or 14%, for the three months ended March 31, 2019, as compared to the same period in the prior year. The decrease was primarily due to a $0.3 million debt extinguishment expense in the prior year that did not occur this year, and $0.1 million decrease in foreign exchange loss.

Other expense, net decreased by $3.6 million, or 25%, for the nine months ended March 31, 2019, as compared to the same period in the prior year. The decrease in other expense, net was primarily due to a $3.2 million loss on extinguishment of debt in the prior year that did not occur this year, and $0.2 million decrease in interest expense related to outstanding debt.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income tax expense of $0.2 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in income tax expense was due to recognition of an income tax benefit of approximately $0.4 million in the third quarter of this fiscal year as a result of final assessment from the Swiss authorities for the fiscal year 2017.

We recognized income tax expense of $1.2 million and $1.3 million for the nine months ended March 31, 2019 and 2018, respectively. The decrease in income tax expense was driven by a lower annual effective rate on foreign profits for the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year.

The 2017 Tax Act has a requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is as defined under IRC Section 951A as is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses and is not expected to cause us to be in a U.S. taxable income position for fiscal year 2019. We have made a policy decision to record GILTI tax as a current-period expense when incurred.

In addition to the GILTI provision, the Tax Act also enacted the Base Erosion and Anti-Abuse Tax (“BEAT”). The BEAT minimum tax under IRC Section 59A is applicable to the extent that the BEAT tax amount is greater than the regular corporate tax for a given year. This tax is applicable to companies with prior 3-year average annual gross receipts exceeding $500 million. We do not currently meet this threshold since its current average annual gross receipts are less than $500 million.

Liquidity and Capital Resources

At March 31, 2019, we had $62.5 million in cash and cash equivalents. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility, and our Convertible Notes outstanding as of March 31, 2019. Based on our cash and cash equivalents balance, available debt facilities, including $15.0 million available to borrow under our Term Loan, current business plan, and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. In January 2018, we sold available-for-sale investments for proceeds of $23.9 million. In February 2018, we used the net proceeds of the Term Loan, combined with existing cash on hand, to repay in full the $13.0 million outstanding principal amount of our 3.50% Convertible Notes pursuant to an irrevocable net share settlement election. We also repaid in full the $26.6 million outstanding principal amount of our 3.50% Series A Convertible Notes.

As of March 31, 2019, we had approximately $33.5 million of cash and cash equivalents in our foreign subsidiaries. There could be additional foreign tax withholdings that would be due depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

In January 2019, Accuray Asia Limited, one of our wholly-owned subsidiaries, entered into a joint venture contract with CNNC High Energy Equipment (Tianjin) Co., Ltd., a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture in China. We do not anticipate the JV will have a material impact on our working capital needs in the next 12 months.

Our cash flows for the nine months ended March 31, 2019 and 2018 are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(38,727)	$(9,555)
Net cash provided by (used in) investing activities	(3,236)	19,337
Net cash provided by (used in) financing activities	14,713	(24,640)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(937)	2,533
Net decrease in cash, cash equivalents and restricted cash	$(28,187)	$(12,325)

Cash Flows from Operating Activities

Net cash used in operating activities was $38.7 million during the nine months ended March 31, 2019, resulting primarily from a net loss of $15.0 million and a net change in operating assets and liabilities of $46.2 million that was offset by non-cash items of $22.5 million.

•

Non-cash items primarily consisted of stock-based compensation expense of $7.8 million, depreciation and amortization expense of $6.1 million, bad debt expense of $3.6 million, non-cash interest expense on debt of $2.5 million, and inventories write-down of $2.1 million;

•

The net change in operating assets and liabilities was primarily due to an increase in account receivables of $35.0 million due to the timing of receivable collections, an increase in inventories of $17.8 million to support anticipated product shipments in future periods, an increase in prepaid expenses and other assets of $7.4 million, offset by an increase in deferred revenues of $6.4 million and an increase in accounts payable of $5.5 million due to the timing of payments to vendors.

Net cash used in operating activities was $9.6 million during the nine months ended March 31, 2018, primarily due to a net loss of $22.9 million and a net change in operating assets and liabilities of $11.4 million that was offset by non-cash items of $24.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.2 million for the nine months ended March 31, 2019 for the purchase of property and equipment.

Net cash provided by investing activities was $19.3 million for the nine months ended March 31, 2018, which was primarily generated by $23.9 million net sales of our short-term investments, partially offset by $4.6 million of property and equipment purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2019 was $14.7 million, which was due to $5.0 million drawn from the second tranche of our Term Loan, $6.5 million in net borrowings from the Revolving Credit Facility, and $3.2 million in proceeds from employee stock plans.

Net cash used in financing activities during the nine months ended March 31, 2018 was $24.6 million, which was primarily due to $69.8 million paid to repurchase and retire our 3.50% Convertible Notes and 3.50% Series A Convertible Notes, and $23.5 million used to pay down the Revolving Credit Facility. These expenses were offset by $66.1 million of net debt proceeds related to the Term Loan and the 3.75% Convertible Notes and $2.6 million in net proceeds from employee stock plans.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	Revenue generated by sales of our products and service plans;

•	Costs associated with our research and development, sales and marketing initiatives and manufacturing activities;

•	Facilities, equipment and information technology systems required to support current and future operations;

•	Timing and ability to introduce new products;

•	Costs of obtaining and maintaining U.S. Food and Drug Administration (the “FDA”) and other regulatory clearances of our products;

•	Effects of competing technological and market developments; and

•	Number and timing of acquisitions and other strategic transactions.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended March 31, 2019 as compared to the contractual obligations disclosed in MD&A of our Annual Report on Form 10-K for the year ended June 30, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

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

During the nine months ended March 31, 2019, we considered our estimated corporate bonus accrual to be a critical accounting estimate. Our bonus accrual for each quarter is based on our performance against individual and defined corporate metrics: net revenue, adjusted EBITDA and gross orders to backlog. Our financial results are affected by the selection and application of accounting policies and methods. In the nine months ended March 31, 2019, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of ASC 606, Revenue from Contracts with Customers on July 1, 2018. There have been no other changes to the critical accounting policies and estimates, which we believe are those related to assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three months ended March 31, 2019 and 2018, there was one and no customers, respectively, that represented 10% or more of total net revenue. For the nine months ended March 31, 2019 and 2018, there were no customers that represented 10% or more of total net revenue. We had one and no customers, respectively, that accounted for more than 10% of our total accounts receivable, net as of March 31, 2019 and June 30, 2018.

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

Revenue Recognition

Our revenue is primarily derived from sales of CyberKnife and TomoTherapy Systems and services, which include PCS, installation services, training and other professional services. We record our revenue net of any value added or sales tax. We recognize revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products. We recognize revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts. Payments received in advance of system shipment are recorded as customer advances and are recognized as revenue or deferred revenue upon product shipment or installation. We assess the probability of collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We generally do not request collateral from our customers.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of March 31, 2019, we had no open forward contracts and all open positions had been settled.

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

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of March 31, 2019, borrowings under the Term Loan totaled $45.0 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $30.5 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2019, we had an accumulated deficit of $484.1 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

In August 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes”). As our debt matures, we anticipate having to expend significant resources to either repay or refinance the 3.75% Convertible Notes. For example, in August 2017, in connection with the issuance of the 3.75% Convertible Notes, we (i) exchanged approximately $47.0 million aggregate principal amount of our then-outstanding 3.50% Convertible Senior Notes due 2018 and 3.50% Series A Convertible Senior Notes due 2018 (collectively, the “Existing Notes”) for $53.0 million aggregate principal amount of 3.75% Convertible Notes and (ii) repurchased approximately $28.0 million of Existing Notes. If we decide to refinance the 3.75% Convertible Notes in the future, we may be required to do so on different or less favorable terms or we may be unable to refinance the 3.75% Convertible Notes at all, both of which may adversely affect our financial condition.

In June 2017, we entered into a credit and security agreement that provided us with an initial revolving credit facility (the “Revolving Credit Facility”) of $52.0 million, which was amended in December 2017 to reduce the Revolving Credit Facility to $32.0 million. In December 2017, we also entered into a credit and security agreement that provides for an initial term loan of $40.0 million with a second tranche of $20.0 million available for draw until December 31, 2018 if specified conditions are met (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”). In July 2018, we also further amended the credit and security agreements with respect to the Credit Facilities to provide for, among other things, adjustments to the Fixed Charge Coverage Ratio. In December 2018, we amended the Term Loan to, among other things, provide that the second tranche may be drawn in two separate advances and extend the availability of the second tranche from December 31, 2018 until June 30, 2019, subject to certain specified conditions being met.

As of March 31, 2019, we had total consolidated liabilities of approximately $358.5 million; including long-term liability components of the 3.75% Convertible Notes of $71.9 million, and the Revolving Credit Facility of $30.5 million and the Term Loan of $43.6 million. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

The credit and security agreements governing the Credit Facilities also includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a “Fixed Charge Coverage Ratio” and minimum consolidated “Net Revenue,” both as defined in the applicable credit and security agreement governing the Credit Facilities. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. From time to time to we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the applicable credit and security agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing our 3.75% Convertible Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

We consider the competition for the CyberKnife and TomoTherapy Systems to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc. (“Varian”), Elekta AB (“Elekta”), BrainLAB AG and ViewRay, Inc. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. In For example, Varian announced in 2012 a new line of C‑arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife Systems. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures. In May 2017, Varian launched a new radiation therapy product called Halcyon which they have positioned against our TomoTherapy product line.

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

Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 64% in 2018 and 60% in both 2017 and 2016. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

•	economic or political instability in foreign countries, including the market volatility resulting from the pending United Kingdom (the “UK”) exit from the European Union (the “EU”), or Brexit;
•	import delays;

•	changes in foreign regulatory laws governing, among other matters, the clearance, approval and sales of medical devices;
•	the potential failure to comply with foreign regulatory requirements to sell and market our products;
•	longer payment cycles associated with many customers outside the United States;
•

inability of customers to obtain requisite government approvals, such as customers in China obtaining one of the limited number of Class A or Class B user licenses available in order to purchase our products;

•	effective compliance with privacy, data protection and information security laws, such as the European Union General Data Protection Regulation (“GDPR”);
•	adequate coverage and reimbursement for the CyberKnife and TomoTherapy treatment procedures outside the United States;
•	failure of local laws to provide the same degree of protection against infringement of our intellectual property;
•	protectionist laws and business practices that favor local competitors;
•	U.S. trade and economic sanctions policies that are in effect from time to time and the possibility that foreign countries may impose additional taxes, tariffs or other restrictions on foreign trade;
•	trade restrictions that are in effect from time to time, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations and customers;
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

We face risks related to the current global economic environment, which could adversely affect our business, financial condition and results of operations by, among other things, delaying or preventing our customers from obtaining financing to purchase the CyberKnife and TomoTherapy Systems and implement the required facilities to house our systems.

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

Additionally, uncertain credit markets and concerns regarding the availability of credit could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the pending implementation of Brexit has caused, and may continue to cause, uncertainty in the global markets. If implemented, Brexit will take some period of time to complete and could result in regulatory changes that impact our business. We will review the impact of any resulting changes to EU or UK law that could affect our operations, such as labor policies, financial planning, product manufacturing, and product distribution.

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

Our manufacturing processes and the manufacturing processes of our third‑party suppliers are required to comply with the FDA’s Quality System Regulations (“QSR”) for any products imported into, or sold within, the United States. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production process and controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization (“ISO”), quality system standards in order to produce products for sale in Europe and Canada, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X‑ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters.

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

If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third-parties who possess sufficient manufacturing facilities and capabilities in compliance with regulatory requirements. Even if we could outsource needed production or enter into licensing or other third‑party arrangements, this could reduce our gross margin and expose us to the risks inherent in relying on others. We also cannot assure you that our suppliers will deliver an adequate supply of required components on a timely basis or that they will adequately comply with the QSR. Failure to obtain these components on a timely basis would disrupt our manufacturing processes and increase our costs, which would harm our operating results.

If we are unable to develop new products or enhance existing products to meet our customers’ needs and compete favorably in the market, we may be unable to attract or retain customers.

Our success depends on the successful development, regulatory clearance or approval, introduction, and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products that will meet our customers’ needs provide novel, features and compete favorably in the market. The CyberKnife and TomoTherapy Systems, which are currently our principal products, are technologically complex and must keep pace with, among other things, the products of our competitors and new technologies. We are making significant investments in long‑term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management, and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements. Our inability to develop, gain regulatory approval for or supply competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales.

Our ability to successfully develop and introduce new products, treatment systems, and product enhancements and simplifications, and the revenues and costs associated with these efforts, will be affected by our ability to:

•	properly identify and address customer needs;
•	prove feasibility of new products in a timely manner;
•	educate physicians about the use of new products and procedures;
•	comply with internal quality assurance systems and processes timely and efficiently;
•	manage the timing and cost of obtaining regulatory approvals or clearances;
•	accurately predict and control costs associated with inventory overruns caused by phase‑in of new products and phase‑out of old products;
•	price new products competitively;
•	manufacture and deliver our products in sufficient volumes on time and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;
•	meet our product development plan and launch timelines;
•	improve manufacturing yields of components; and
•	manage customer demands for retrofits of both old and new products.

Even if customers accept new products or product enhancements, the revenues from these products may not be sufficient to offset the significant costs associated with making them available to customers.

We cannot be sure that we will be able to successfully develop, obtain regulatory approval or clearance for, manufacture, or introduce new products, treatment systems, or enhancements, the roll‑out of which involves compliance with complex quality assurance processes, including QSR. Failure to obtain regulatory approval or clearance for our products or to complete these processes in a timely and efficient manner could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our backlog, revenues, and operating results to suffer.

If we do not effectively manage our growth, our business may be significantly harmed.

In order to implement our business strategy, we expect continued growth in our infrastructure requirements, particularly as we expand into new and growing markets as well as expand our manufacturing capacities and sales and marketing capabilities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale‑up our manufacturing capacity, and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months, and we must effectively scale this entire process to satisfy customer expectations and changes in demand. Further, to accommodate our growth and compete effectively, we will be required to improve our information systems. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations and any expansion of our systems and infrastructure may require us to commit significant additional financial, operational and management resources. If we cannot manage our growth effectively, our business will suffer.

We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing, sale, installation, servicing, and support of medical device products. We may be held liable if a CyberKnife or TomoTherapy System causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any alleged weaknesses in physician training and services associated with our products may result in unsatisfactory patient outcomes and product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create adverse publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs that may not be covered by insurance and be time-consuming to defend. We may also be subject to claims for personal injury, property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. Adverse publicity related to any product liability actions may cause patients to be less receptive to radiation therapy generally or our products specifically and could also result in additional regulation that could adversely affect our ability to promote, manufacture and sell our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts of coverage. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which the CyberKnife or TomoTherapy Systems may be used, any of which could harm our reputation and business and result in a decline in revenue.

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and product corrections in the past, including one recall for the TomoTherapy System in fiscal year 2018 that has been requested for closure with the FDA. In fiscal year 2019, as of March 31, 2019, we have voluntarily opened two recalls involving the CyberKnife System. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, particularly in the San Francisco Bay Area where our headquarters is located, from other medical equipment and software manufacturers, technology companies, universities, and research institutions. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

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

If we are unable to maintain reliable information technology systems and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. Our worldwide operations mean that we are subject to data protection and cyber security laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. In the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has begun to assert authority over protection of privacy and the use of cyber security in information systems. In Europe, the General Data Protection Regulation (“GDPR”) requires us to manage individually identifiable information in the E.U. and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR became law in May 2018. In June 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), which will become effective on January 1, 2020. CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. Data protection legislation around the world is comprehensive and complex and there has been a recent trend towards more stringent enforcement of requirements regarding protection and confidentiality of personal data. The restrictions imposed by such laws and regulations may limit the use and adoption of our products and services, reduce overall demand for our products and services, require us to modify our data handling practices, and impose additional costs and burdens. With increasing enforcement of privacy, data protection and cyber security laws and regulations, there is no guarantee that we will not be subject to enforcement actions by governmental bodies or that our costs of compliance will not increase significantly. Enforcement actions can be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, if a substantial breach or loss of data from our records were to occur, we could become a target of such litigation.

Likewise, data privacy breaches from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized person or to the public and compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy breaches will prevent breakdowns or breaches in our systems that could adversely affect our business. Third-parties may also attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third-parties, which, if successful, could pose a risk of loss of data, risk to patient safety and risk of product recall. As the techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Moreover, we manufacture and sell products that allow our customers to store confidential information about their patients. We do not have measures to secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third-parties to, sensitive information stored by us or our customers could have serious negative consequences for our business, including loss of information, indemnity obligations, possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time‑consuming and expensive litigation, any of which could have an adverse effect on our financial results.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide reliable financial reports, our business and operating results could be harmed.

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

Centers for Medicare and Medicaid Services (“CMS”) reviews reimbursement rates annually and may implement significant changes in future years, which could discourage existing and potential customers from purchasing or using our products. Further, outside of the U.S., reimbursement practices vary significantly by country. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time.

The safety and efficacy of our products for certain uses is not yet supported by long‑term clinical data, and our products may therefore prove to be less safe and effective than initially thought.

Although we believe that the CyberKnife and TomoTherapy Systems have advantages over competing products and technologies, we do not have sufficient clinical data demonstrating these advantages for all tumor indications. In addition, we have only limited five‑year patient survival rate data, which is a common long‑term measure of clinical effectiveness in cancer treatment. We also have limited clinical data directly comparing the effectiveness of the CyberKnife System to other competing systems. Future patient studies or clinical experience may indicate that treatment with the CyberKnife System does not improve patient survival or outcomes.

Likewise, because the TomoTherapy Systems have only been on the market since 2003, we have limited complication or patient survival rate data with respect to treatment using the systems. In addition, while the effectiveness of radiation therapy is well understood, there is a growing but still limited number of peer‑reviewed medical journal publications regarding the efficacy of highly conformal treatment such as that delivered by the TomoTherapy Systems. If future patient studies or clinical experience do not support our beliefs that the TomoTherapy Systems offer a more advantageous treatment for a wide variety of cancer types, use of the systems could fail to increase or could decrease, and our business would therefore be adversely affected.

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

We rely on third-parties to perform spare parts shipping and other logistics functions on our behalf. A failure or disruption at our logistics providers would adversely impact our business.

Customer service is a critical element of our sales strategy. Third‑party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. If any of our logistics providers terminates its relationship with us, suffers an interruption in its business, or experiences delays, disruptions, or quality control problems in its operations, or we have to change and qualify alternative logistics providers for our spare parts, shipments of spare parts to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.

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

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third-parties, and no assurance can be given that third‑party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third-parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them.

In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Regardless of the merit of infringement claims, they can be time‑consuming, and result in costly litigation and diversion of technical and management personnel. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds, if necessary, to continue our operations.

In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we obtain a license or are able to redesign the product to avoid infringement. Required licenses may not be made available to us on acceptable terms or at all. If we are unable to obtain a license or successfully redesign our system, we might be prevented from selling such system. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, pay ongoing royalties or otherwise settle such matter upon terms that are unfavorable to us. In these circumstances, we may be unable to sell our products at competitive prices or at all, and our business and operating results could be harmed.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we have attempted to obtain patent coverage for our technology where available and appropriate, there are aspects of the technology for which patent coverage was never sought or never received. There are also countries in which we sell or intend to sell the CyberKnife or TomoTherapy Systems but have no patents or pending patent applications. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have several issued patents in the U.S. and in foreign countries protecting aspects of the CyberKnife and TomoTherapy Systems, our pending U.S. and foreign patent applications may not issue, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable. In addition, many countries limit the enforceability of patents against certain third-parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Similarly, our issued patents and those of our licensors may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products which provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third-parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, the laws of some foreign countries, such as China where our newly announced joint venture will operate, may not protect our intellectual property rights to the same extent as do the laws of the United States and, even if they do, uneven enforcement and procedural barriers may exist in such countries. In the event a competitor or other third-party infringes upon our patent or other intellectual property rights or otherwise misappropriates such rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention from our core business. Damage awards resulting from successful litigation in foreign jurisdictions may not be in amounts commensurate with damage awards in the U.S. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge. In addition, we may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third-parties to assert claims against us.

We also license patent and other proprietary rights to aspects of our technology to third-parties in fields where we currently do not operate as well as in fields where we currently do operate. Disputes with our licensees may arise regarding the scope and content of these licenses. Further, our ability to expand into additional fields with our technologies may be restricted by our existing licenses or licenses we may grant to third-parties in the future.

Additionally, we have written agreements with collaborators regarding the ownership of intellectual property arising from our collaborations. These agreements generally provide that we must negotiate certain commercial rights with collaborators with respect to joint inventions or inventions made by our collaborators that arise from the results of the collaboration. In some instances, there may not be adequate written provisions to address clearly the resolution of intellectual property rights that may arise from a collaboration. If we cannot successfully negotiate sufficient ownership and commercial rights to the inventions that result from our use of a third-party collaborator’s materials where required, or if disputes otherwise arise with respect to the intellectual property developed with the use of a collaborator’s technology, we may be limited in our ability to utilize these intellectual property rights. In addition, we may face claims by third-parties that our agreements with employees, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in that intellectual property. Either outcome could harm our business.

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

We are and may become a party to legal proceedings, claims, and other legal matters in the ordinary course of business or otherwise. These legal proceedings, claims, and other legal matters, regardless of merit, may be costly, time‑consuming and require the attention of key management and other personnel. The outcomes of such matters are uncertain and difficult to predict. If any such matters are adjudicated against us, in whole or in part, we may be subject to substantial monetary damages, disgorgement of profits, and injunctions that prevent us from operating our business, any of which could materially and adversely affect our business and financial condition. We cannot guarantee that our insurance coverage will be sufficient to cover any damages awarded against us. Further, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

Because the majority of our product revenue is derived from sales of the CyberKnife and TomoTherapy Systems, which have a long and variable sales and installation cycle, our revenues and cash flows may be volatile and difficult to predict.

Our primary products are the CyberKnife and TomoTherapy Systems. We expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife and TomoTherapy Systems. The CyberKnife and TomoTherapy Systems have lengthy sales and purchase order cycles because they are major capital equipment items and require the approval of senior management at purchasing institutions. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to two years and involves personnel with multiple skills. The sales process in the U.S. typically begins with pre‑selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife or TomoTherapy System, we negotiate and enter into a definitive purchase contract with the customer. The negotiation of terms that are not standard for Accuray may require additional time and approvals. Typically, following the execution of the contract, the customer begins the building or renovation of a radiation‑shielded facility to house the CyberKnife or TomoTherapy System, which together with the subsequent installation of the CyberKnife or TomoTherapy System, can take up to 24 months to complete. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit was denied for installation at a specific hospital or treatment center, our CyberKnife or TomoTherapy System could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases it may be necessary for the entire facility to be completed before the CyberKnife or TomoTherapy System can be installed, which can result in additional construction and installation delays. Our sales and installations of CyberKnife and TomoTherapy Systems tend to be heaviest during the third month of each fiscal quarter.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2019, customer contracts with extended payment terms of more than one year amounted to approximately 5% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis. Any increase in days sales outstanding could also negatively affect our cash flow.

Our operations are vulnerable to interruption or loss because of natural disasters, epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. The manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for all of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California which has experienced major earthquakes in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. Unexpected events at any of our facilities, including fires or explosions; natural disasters, such as hurricanes, floods, tornados, and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations, those of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

We may attempt to acquire new businesses, products, or technologies, or enter into strategic collaborations or alliances, including forming joint ventures, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies, or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products, or technologies, or through collaborating with complementary businesses, including forming joint ventures, such as our recently announced joint venture in China, rather than through internal development. The identification of suitable acquisition, alliance, and joint venture partner candidates can be difficult, time consuming, and costly, and we may not be able to successfully complete identified acquisitions, alliances, or joint ventures. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition, alliance, or joint venture, we may not be able to successfully integrate newly acquired organizations, products, or technologies into our operations or timely and effectively commence operations of any joint venture or other alliance, and the process of integration could be expensive, time consuming, and may strain our resources. Furthermore, the products and technologies that we acquire, jointly develop, or with respect to which we collaborate may not be successful, or may require significantly greater resources and investments than we originally anticipated. In addition, we may not be in a position to exercise sole decision making authority regarding any strategic collaboration, alliance, or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, alliances, or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests. Collaborations, alliances, and joint ventures can be difficult to manage and may involve significant expense and divert the focus and attention of our management and other key personnel. With respect to any acquisition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors, or other partners who are our competitors or who have close relationships with our competitors. In addition, with respect to joint ventures, we may not be able to attract qualified employees, acquire customers, or develop reliable supply, distribution, or other partnerships. Future acquisitions or alliances could also result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or expenses, or other charges such as in‑process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock. Further, acquisition targets, alliance partners, and joint ventures may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations. Such laws may also offer us inadequate or less intellectual property protection relative to U.S. laws, which may impact our ability, as well as the ability of the acquisition target, alliance partner, and joint venture, to safeguard our respective intellectual property from infringement and misappropriation. As a result of these and other factors, we may not realize the expected benefits of any acquisition, collaboration, joint venture, or strategic alliance, or such benefits may not be realized at expected levels or within the expected time period. The failure to successfully consummate such strategic transactions and effectively integrate and execute following such consummation may have an adverse impact on our growth, profitability, financial position, and results of operations.

Multiple factors may adversely affect our ability to fully utilize certain tax loss carryforwards.

As of June 30, 2018, we had approximately $329.7 million and $146.8 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards began to expire in varying amounts beginning in 2019 for both federal and state purposes. In addition, as of June 30, 2018, we had federal and state research and development tax credit carryforwards of approximately $18.9 million and $19.2 million, respectively. The federal research credits began to expire in 2019, the California research credits have no expiration date, and the other state research credits began to expire in 2014. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

The Tax Act could adversely affect our business and financial condition.

In December 2017, the Tax Act was enacted into law, which significantly amends the Internal Revenue Code of 1986. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. The ongoing and future impact on our business will continue to be assessed due to the complexity and interdependency of the legislative provisions, as well as any other new or proposed Treasury regulations, which have yet to be issued. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

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

At March 31, 2019, we had $62.5 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we also have funds in our operating accounts that are with third‑party financial institutions that exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

Anti‑corruption laws.  We are also subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010, the Brazil Clean Companies Act, and other similar laws in foreign countries in which we operate. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with the obtaining of business overseas. Becoming familiar with and implementing the infrastructure necessary to ensure that we and our distributors comply with such laws, rules and regulations and mitigate and protect against corruption risks could be quite costly, and there can be no assurance that any policies and procedures we do implement will protect us against liability under the FCPA or related laws for actions taken by our employees, executive officers, distributors, agents and other intermediaries with respect to our business. Violations of the FCPA or other similar laws by us or any of our employees, executive officers, distributors, agents or other intermediaries could subject us or the individuals involved to criminal or civil liability, cause a loss of reputation in the market, and materially harm our business.

Laws protecting patient health information.  There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services has promulgated patient privacy rules under the HIPAA. These privacy rules protect medical records and other personal health information of patients by limiting their use and disclosure, giving patients the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA privacy standard was amended by the Health Information Technology for Economic and Clinical Health Act, enacted as part of the American Recovery and Reinvestment Act of 2009. Although we are not a “covered entity” under HIPAA, we are considered a “business associate” of certain covered entities and, as such, we are directly subject to HIPAA, including its enforcement scheme and inspection requirements, and are required to implement policies, procedures as well as reasonable and appropriate physical, technical and administrative security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers in compliance with HIPAA or other laws could subject us to civil and criminal liability to the government and civil liability to the covered entity, could result in adverse publicity, and could harm our business and impair our ability to attract new customers.

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

In March 2010, the Patient Protection and Affordable Care Act, known as the Accordable Care Act (“ACA”), and the Health Care and Education Reconciliation Act of 2010 were signed into law. The ACA provides for, among other things, a 2.3% excise tax on U.S. sales of medical devices, including our products, effective as of 2013. The excise tax was suspended for a two year period beginning January 1, 2016 and was recently further suspended through December 31, 2019. If and when enacted, this tax burden may have a material, negative impact on our business, results of operations and cash flow. In addition, these two pieces of legislation include a large number of other health related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost‑effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws also include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. We do not yet know the full impact that the ACA will have on our business. The taxes imposed by the ACA and the expansion in the government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by third-party payors for our products, or reduced volume of medical procedures conducted with our products, all of which could have a material adverse effect on our business, financial condition and results of operations. The federal government may take further action regarding the ACA, including, but not limited to, repeal or replacement. Most recently, the Tax Act was signed into law in December 2017, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business.

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

Since the enactment of the ACA, CMS continues its efforts to move away from fee‑for‑service payments for furnishing items and services in Medicare. In the past several rulemaking cycles, CMS has increased packaging policies and created larger payment bundles across the Medicare Hospital Outpatient Prospective Payment System (“OPPS”). One example is CMS’ expansion of Comprehensive Ambulatory Payment Classifications, under which payment for adjunctive and secondary items, services and procedures are packaged into the most costly primary procedure at the claim level. Beyond the OPPS, CMS’ Innovation Center has launched a number of alternative payment model (“APM”) demonstrations that involve episode‑based payment. Since 2011, for example, CMMI has created or is in the process of creating major federal initiatives to test episode‑based payments, such as the Bundled Payments for Care Improvement, Oncology Care Model, and Specialty Practitioners Payment Model Opportunities.

Furthermore, the Patient Access and Medicare Protection Act of 2015 froze payment for some radiation therapy delivery and related services, and requires CMS to provide a report to the U.S. Congress on the development of an APM for radiation therapy services provided in non‑facility settings. While these types of payment packaging policies and episode‑based payments may impact reimbursement for overall patient care, including items and services furnished to patients, they also create incentives for providers to carefully assess the value proposition of technology purchases and uses. The impacts of these payment and delivery system changes are in their infancy and their overall effects remain under review.

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

In August 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes”) under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. $53.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain holders of our outstanding Existing Notes in exchange for approximately $47.0 million aggregate principal amount of the Existing Notes (the “Exchange”) and $32.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain other qualified new investors for cash. The net proceeds of the cash issuance were used to repurchase approximately $28.0 million of Existing Notes (the “Repurchase”). In February 2018, we paid $40.2 million in cash to settle outstanding principal and accrued interest, and issued 254,000 shares of our common stock to retire the Existing Notes. To the extent we issue common stock upon conversion of any outstanding convertible notes, that conversion would dilute the ownership interests of our stockholders.

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

Furthermore, if a “fundamental change” (as such terms are defined in each the indenture of the 3.75% Convertible Notes) occurs, holders of the 3.75% Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their convertible notes. A “fundamental change” generally occurs when there is a change in control of Accuray (acquisition of 50% or more of our voting stock, liquidation or sale of Accuray not for stock in another publicly traded company) or trading of our stock is terminated. In the event of a “make‑whole fundamental change” (as such term is defined in each of the indenture for the 3.75% Convertible Notes), we may also be required to increase the conversion rate applicable to the 3.75% Convertible Notes surrendered for conversion in connection with such make‑whole fundamental change. A “make‑whole fundamental change” is generally a sale of Accuray not for stock in another publicly traded company. In addition, each of the indenture for the 3.75% Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 3.75% Convertible Notes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Ninth Amendment to Lease by and between Google LLC and Accuray Incorporated, dated March 4, 2019.	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: May 9, 2019
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shig Hamamatsu
Shig Hamamatsu
Chief Financial Officer
(Principal Financial Officer)