Form 10-K
period 2019-06-30
ACCURAY INC
filed 2019-08-23
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001‑33301

ACCURAY INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	20‑8370041
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1310 Chesapeake Terrace

Sunnyvale, California 94089

(Address of Principal Executive Offices) (Zip Code)

Registrants’ telephone number, including area code: (408) 716‑4600

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	ARAY	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant based on the last sale price for such stock on December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was: $226,552,976. Shares of the registrant’s common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 15, 2019, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 88,777,310.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2019 Annual Meeting of stockholders (the “2019 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2019

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

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding future revenues and expenses, including research and development, sales and marketing, and general and administrative expense; our sales, distribution and marketing efforts; reimbursement rates and its effects on our business; regulatory requirements, including our compliance with applicable regulations; future orders; the radiation therapy market; expectations regarding the economic impact of cancer; our strategy; our products and offerings, including their benefits and anticipated benefits to patients and physicians; the factors that contribute to the long-term success of our products; our suppliers and manufacturing facilities; our intellectual property rights; the expected impact of changes in laws and regulations, including regulatory and tax laws; our expectations regarding litigation matters; our expectations regarding future capital requirements; our earnings or other financial results; our expectations regarding new products and features, including anticipated shipping and commercial launch timelines; our expectations regarding our joint venture with CNNC High Energy Equipment (Tianjin) Co., Ltd., including expected timing of capital contributions; and other statements using words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “seek,” “should,” “will” and “would,” and words of similar import and the negatives thereof. Accuray Incorporated (“we,” “our,” or the “Company”) has based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Forward‑looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could contribute to such differences include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of this report. These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K and are subject to business and economic risks. We undertake no obligation to update or revise any forward‑looking statements to reflect any event or circumstance that arises after the date of this report except as required by applicable law.

PART I

Item 1.  BUSINESS

The Company

Accuray Incorporated is a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions which set the standard of radiation therapy care with the aim of helping patients live longer, better lives. Our innovative technologies, the CyberKnife and TomoTherapy Systems, including the Radixact System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (SRS), stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image guided radiation therapy (IGRT), and adaptive radiation therapy. The CyberKnife Systems, the TomoTherapy Systems, and the Radixact Systems have complementary clinical applications, enabling customers to deliver the most precise treatments while minimizing side effects and maximizing patient comfort and care. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities.

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

The TomoTherapy Systems, including the Radixact System, the next-generation TomoTherapy platform, represent the only radiation therapy platform specifically designed for image-guided intensity-modulated radiation therapy (IG-IMRT). Based on a ring gantry CT scanner platform, the TomoTherapy System provides continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified direct beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver dose distributions which precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for patients. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung, and head and neck cancers, in addition to complex treatments such as total marrow irradiation, while minimizing side effects; and enable efficient daily imaging to ensure the accuracy of the patient position before each treatment delivery. The TomoTherapy and Radixact Systems include the following options: TomoHelical, TomoDirect, and TomoEdge dynamic jaws. The system configuration depends on the options chosen by the customer. When we refer to “TomoTherapy Systems” in this Annual Report on Form 10-K, we mean that term to include the Radixact System as well, unless otherwise noted.

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

Market Overview

Despite significant improvements in cancer diagnosis and treatment, cancer rates continue to increase globally and are a leading cause of death. According to the World Health Organization, cancer is the second leading cause of death globally and was responsible for an estimated 9.6 million deaths in 2018. Globally, about 1 in 6 deaths is due to cancer, and the economic impact of cancer is significant and is expected to increase. The total annual economic cost of cancer in 2010 was estimated at approximately $1.6 trillion.

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

Radiation Therapy

Radiation therapy is used to treat a wide range of cancer and tumor types by using high‑energy radiation to destroy cancer cells and shrink or control the growth of tumors. Radiation therapy works by exposing clusters of cancer cells, or tumors, to a dose of high energy radiation sufficient to cause cell death and prevent cells from multiplying. During external beam radiation therapy, the clinician’s goal is to target radiation delivery to the tumor as precisely as possible in order to maximize the radiation dose delivered to cancerous tissue and minimize the exposure of healthy tissue. Recent advances in radiation therapy technologies have allowed clinicians to further improve the ability to target the radiation dose more precisely at cancer cells while minimizing the exposure of healthy tissue. These advances include the following:

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

•

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

•

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

•

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

Our Strategy

Our goal is to develop equipment and technology that enable physicians to deliver precise, customized, leading‑edge treatments that help cancer patients live longer, better lives. We endeavor to achieve this goal by expanding the clinical options for healthcare providers, helping them offer the best radiation treatment for each patient and by providing patients with treatment tailored to their specific needs. Our vision is a future where the fear, pain and suffering of cancer are a thing of the past. We believe our current technologies and our future innovations can help to achieve this. Some of the key elements of our strategy include the following:

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

Strategic partnerships and joint ventures.  We intend to pursue strategic partnerships and joint ventures we believe will allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with our customers. In fiscal 2016 we signed an agreement with RaySearch Laboratories AB, which will continue to lead to the integration of treatment planning support for the TomoTherapy and CyberKnife Systems in the RayStation treatment planning system (TPS). In fiscal 2017, we signed an agreement with Photo Diagnostic Systems, Incorporated to enhance image quality of our TomoTherapy System through an enhanced tomographic reconstruction software. In fiscal 2019, our wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC high Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary), a wholly-owned subsidiary of China Isotope & Radiation Coproration, to form a joint venture, CNNC Accuray (TianJin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China.

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

We believe the CyberKnife Systems offer clinicians and patients the following benefits:

The only truly robotic system in the market.  Combining the benefits of continual image guidance and non‑isocentric, non‑coplanar treatment delivery, the CyberKnife Systems precisely contour radiation delivery to spare healthy tissue while maintaining sub‑millimeter accuracy, even for targets that move during treatment. The CyberKnife Systems are the clinical solution to choose when accuracy, flexibility, speed, efficiency and patient comfort are essential.

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

Real-time tracking of tumor movement. Synchrony motion tracking and correction technology adds intrafraction motion synchronization capabilities to the Radixact System, enabling real-time tracking, visualization and correction for tumor motion during treatment, with the goal of improving dose accuracy and treatment times compared to conventional radiation therapy systems. The Synchrony system provides what we believe is unsurpassed clinical accuracy and makes it possible and practical for clinicians to deliver radiation dose with sub‑millimeter precision, even for tumors that move.

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

Currently, we manufacture our CyberKnife and TomoTherapy Systems in Madison, Wisconsin. We manufacture the linear accelerator for our CyberKnife and TomoTherapy Systems at our Chengdu, China facility. Our facilities employ state‑of‑the‑art manufacturing techniques and equipment. The components manufactured at our Chengdu facility are produced under the International Standard Organization (ISO), 9001:2008 certified quality management systems. The completed medical devices are designed, manufactured, installed, serviced and distributed at our Sunnyvale, Madison and Morges facilities under quality management systems which are compliant to the internationally recognized quality system standard for medical devices ISO, 13485:2003, and the Quality System regulations enforced by the FDA. We believe our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

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

As of June 30, 2019, we held exclusive field of use licenses or ownership of approximately 456 U.S. and foreign patents, and approximately 110 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy Systems, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

Competition

The medical device industry in general and the non‑invasive cancer treatment field in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and regulatory clearance and approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well‑established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery and other forms of minimally invasive procedures, brachytherapy, chemotherapy, immunotherapy, and other drugs remain alternatives to the CyberKnife and TomoTherapy Systems.

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

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy Systems and their technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assume that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete or less useful. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our competitive position also depends, among other things, on:

•	Widespread awareness, acceptance and adoption of our products by the radiation oncology and cancer therapy markets;
•	Innovations that improve the effectiveness and productivity of our systems’ treatment processes and enable them to address emerging customer needs;
•	Availability of reimbursement coverage from third‑party payors (including insurance companies, governments, and/or others) for procedures performed using our systems;
•	Inclusion of radiotherapy in countries’ cancer treatment policies as an effective treatment modality;
•	Published, peer‑reviewed data supporting the efficacy and safety of our systems;
•	Limiting the time required from proof of feasibility to routine production;
•	Limiting the time period and cost of regulatory approvals or clearances;
•

The manufacture and delivery of our products in sufficient volumes on time, and accurately predicting and controlling costs associated with manufacturing, installation, warranty and maintenance of the products;

•	Our ability to attract and retain qualified personnel;

•	The extent of our intellectual property protection or our ability to otherwise develop proprietary products and processes;
•	Our ability to successfully expand into new and developing markets;
•	Securing sufficient capital resources to expand both our continued research and development, and sales and marketing efforts; and
•	Obtaining and maintaining any necessary United States or foreign regulatory approvals or clearances.

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

Coverage

There are currently no National Coverage Determinations in place under Medicare for CyberKnife or TomoTherapy treatments. Medicare coverage criteria for treatments performed on a CyberKnife and TomoTherapy is outlined in Local Coverage Determinations or, in the absence of a formal policy, treatment is covered as long as it is considered reasonable and necessary. The most common indications covered by Medicare in Local Coverage Determinations for radiotherapy are primary and metastatic tumors in the brain, spine, lung, liver, kidney, pancreas, adrenal gland, head and neck, breast, prostate, abdominal and retroperitoneal regions, as well as other cancers that have failed previous treatment. Commercial payor policies vary with respect to coverage for radiotherapy including many of the indications covered by Medicare, though coverage criteria may differ.

Coding

The codes that are used to report radiosurgery treatment delivery in 2019 for the hospital outpatient department are Current Procedural Terminology (CPT) codes 77372 and 77373 for single fraction intracranial radiosurgery and single fraction extracranial/multi‑session radiosurgery/stereotactic body radiation therapy. For freestanding centers, robotic radiosurgery is billed with robotic radiosurgery Healthcare Common Procedural Codes (HCPCs) G0339 and G0340. The non‑robotic SRS/SBRT codes 77372 and 77373 are also payable codes in the freestanding site of service for non‑robotic SRS/SBRT.

In 2019, in the hospital outpatient department, IMRT delivery is billed under CPT code 77385 for prostate, breast and physical compensator IMRT and 77386 for all other treatments. For 3D CRT three codes are used to report simple, intermediate, and complex treatments. Treatments using the  TomoTherapy Systems, which are considered complex treatments, are reported under the complex 3D‑CRT code 77412. In December 2015, the Patient Access and Medicare Protection Act (PAMPA) stopped the IMRT and 3D CRT delivery codes from being implemented and prevented reimbursement reductions in the freestanding center setting through calendar year 2019. Although the payment freeze is set to expire on December 31, 2019, Centers for Medicare and Medicaid Services (CMS) has indicated in the 2020 Medicare Physician Fee Schedule Proposed Rule that it will continue to recognize the temporary G codes and maintain payment stability in calendar year 2020. We expect all valid delivery codes will be recognized by commercial payers. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

Payment

In the United States, the majority of procedures using the CyberKnife, TomoTherapy, and Radixact Systems are performed in the hospital outpatient department. Payment rates under the Medicare fee-for-service methodology are established based on cost data submitted by hospitals. CMS pays separately for ancillary procedures in addition to the delivery of IMRT, 3D CRT, and SRS/SBRT as well as a Comprehensive APC that bundles delivery and some ancillary services for single session cranial radiosurgery.

Payment for treatment with CyberKnife and TomoTherapy Systems are also available in the freestanding center setting. In 2019, the primary treatment delivery codes for robotic radiosurgery are priced by the regional Medicare Administrative Contractors. In 2020, it is expected the robotic SRS/SBRT delivery codes will remain contractor priced for providers paid under the traditional fee-for-service methodology. Payment rates for IMRT and 3DRT procedures are set by CMS with adjustments to account for geographic market variations. No major cuts by CMS have occurred to IMRT and 3DCRT in the past three years and payment is expected to remain stable through 2020.

In July 2019, CMS released a proposed rule titled Medicare Program; Specialty Care Models to Improve Quality of Care and Reduce Expenditures. If finalized as proposed, this rule would significantly alter CMS’ payment methodology for radiation oncology services. Specifically, payment would be determined by the patient’s diagnosis and include all radiation oncology services provided within a 90-day period. Providers may be mandatorily required to participate in this model based upon the location where the radiation treatment is provided to the Medicare beneficiary. CMS projects that 40% of the radiation oncology providers will be included in the model and 60% will continue to receive reimbursement based on fee-for-service methodology. If implemented as proposed, CMS anticipates that this model will result in 3-5% savings to the Medicare program.

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

In January 2002, we received 510(k) clearance for the TomoTherapy Hi‑Art System intended to be used as an integrated system for the planning and delivery of IMRT for the treatment of cancer. In August 2008, we received 510(k) clearance for our TomoDirect System. In June 2016, we received 510(k) clearance for the Radixact Treatment Delivery Platform. We also received 510(k) clearance for our new treatment planning and data management systems, Accuray Precision Treatment Planning System and iDMS Data Management System. In November 2018, we received 510(k) clearance for Synchrony motion tracking and correction technology for the Radixact System.

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

The FDA has broad post‑market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Our Madison facility, where we manufacture the finished TomoTherapy and CyberKnife Systems, was most recently inspected by the FDA in August 2017. The August 2017 inspection resulted in no observations. We believe we are in substantial compliance with the QSR. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

International Regulation

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements are often different.

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

The method of assessing conformity to applicable standards and directives depends on the type and class of the product, but normally involves a combination of self‑assessment by the manufacturer and a third‑party assessment by a notified body, an independent and neutral institution appointed by a European Union member state to conduct the conformity assessment. This relevant assessment may consist of an audit of the manufacturer’s quality system (currently ISO 13485), provisions of the Medical Devices Directive, and specific testing of the manufacturer’s device. Our facilities were first awarded the ISO 13485 certification in September 2002 and has been subsequently maintained through periodic assessments, and we are currently authorized to affix the CE mark to our products, allowing us to sell our products throughout the European Economic Area. The Medical Device Regulation (MDR) comes into effect in the European Union in 2020. We will be required to obtain certification against the MDR to CE mark new products, or make significant changes to existing products.

We are also currently subject to regulations in Japan. Under the Pharmaceutical Affairs Law in Japan, a pre‑market approval necessary to sell, market and import a product (Shonin) must be obtained from the Ministry of Health, Labor and Welfare (MHLW), for our products. A Japanese distributor received the first government approval to market the CyberKnife System from MHLW in November 1996. We received and maintain Shonin approval from MHLW for CyberKnife Treatment Delivery Systems, M6 Series with InCise MLC, TomoTherapy Treatment Delivery Systems, Radixact Treatment DeliverySystems, and associated Precision and iDMS software products.

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

Backlog

For a discussion of our fiscal 2019 backlog, please refer to the section entitled “Backlog,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees

As of June 30, 2019, we had 947 employees worldwide. None of the employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

Geographic Information

For financial reporting purposes, net sales and long‑lived assets attributable to significant geographic areas are presented in Note 16, Segment Disclosure, to the consolidated financial statements, which are incorporated herein by reference.

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

As of June 30, 2019, we had an accumulated deficit of $485.5 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

Our ability to achieve profitability also depends on our ability to maintain or increase our gross margins on product sales and services. A number of factors may adversely impact such gross margins, including:

•	lower than expected manufacturing yields of high cost components leading to increased manufacturing costs;
•	low production volume which will result in high levels of overhead cost per unit of production;
•	our ability to recognize revenue from our sales and the timing of revenue recognition and revenue deferrals;
•	increased material or labor costs;
•	increased inventory costs and liabilities for excess inventory resulting from inventory held in excess of forecasted demand;
•	increased service or warranty costs or the failure to reduce service or warranty costs;
•	increased price competition;
•	variation in the margins across products installed in a particular period;
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

In June 2017, we entered into a credit and security agreement that provided us with an initial revolving credit facility (the “Revolving Credit Facility”) of $52.0 million, which was amended in December 2017 to reduce the Revolving Credit Facility to $32.0 million. In December 2017, we also entered into a credit and security agreement that provides for an initial term loan of $40.0 million with a second tranche of $20.0 million available for draw until December 31, 2018 if specified conditions are met (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”). In July 2018, we further amended the credit and security agreements with respect to the Credit Facilities to provide for, among other things, adjustments to the Fixed Charge Coverage Ratio. The credit and security agreements with respect to the Credit Facilities were further amended in December 2018, to, among other things, provide a mechanism for determining an alternative interest rate to replace LIBOR for the Credit Facilities, allow the second tranche of the Term Loan to be drawn in two separate advances and extend the availability of the second tranche of the Term Loan from December 31, 2018 until June 30, 2019, all subject to certain specified conditions being met. A further amendment to the credit and security agreements for the Credit Facilities was made in May 2019 to, among other things, decrease the applicable margin for the Credit Facilities, extend the Commitment Expiry Date (as defined in the applicable credit and security agreement) to May 30, 2024, increase the second tranche commitment under the Term Loan by $461,166 and consolidate both tranches of the Term Loan into a single term loan.

As of June 30, 2019, we had total consolidated liabilities of approximately $388.3 million; including long-term liability components of the 3.75% Convertible Notes of $72.7 million, and the Revolving Credit Facility of $28.3 million and the Term Loan of $58.8 million. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur.

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

•	economic or political instability in foreign countries;
•	delays in the customer obtaining or inability of a customer to obtain funding or financing;
•	delays in construction at the customer site and delays in installation;
•

delays in the customer obtaining or inability of such customer to obtain local or foreign regulatory approvals such as certificates of need in certain states or Class A or Class B user licenses in China;

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

We report our orders and backlog on a quarterly and annual basis. Unlike revenues, orders and backlog are not defined by U.S. GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm. Also, for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Particularly high levels of cancellations or age‑outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

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

Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 68% in 2019, 64% in 2018, and 60% in 2017. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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
•

inability of customers to obtain requisite government approvals, such as customers in China, including customers of our recently announced joint venture, obtaining one of the limited number of Class A or Class B user licenses available in order to purchase our products;

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
•

the unfamiliarity of shipping companies and other logistics providers with U.S. export control laws, which may lead to their unwillingness to ship or delays in shipping, our products to certain nations and customers despite such shipments being permitted under such laws;

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

In addition, future imposition of, or significant increases in, the level of customs duties, export quotas, regulatory restrictions, trade restrictions, or trade prohibitions could materially harm our business.

Enhanced international tariffs, including tariffs imposed by the United States and China that affect our products or components within our products, other trade barriers or a global trade war could increase our costs and materially and adversely affect our business operations and financial condition.

Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs.

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife Systems, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the U.S. and Chinese leaders. Additionally, the U.S. has threatened to impose tariffs on goods imported from other countries, which could also impact our or our customers’ operations. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

These tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes. The ultimate reaction of other countries and the impact of these tariffs or other actions on the U.S., China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade. Further, the imposition of additional tariffs by the U.S. could result in the adoption of additional tariffs by China and other countries, as well as further retaliatory actions by any affected country. Any resulting trade war could negatively impact the global market for medical devices, including radiation therapy devices, and could have a significant adverse effect on our business. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between China and the U.S. Any of these factors could depress economic activity, restrict our access to customers and have a material adverse effect on our business, financial condition and results of operations.

We face risks related to the current global economic environment, which could adversely affect our business, financial condition and results of operations by, among other things, delaying or preventing our customers from obtaining financing to purchase the CyberKnife and TomoTherapy Systems and implement the required facilities to house our systems.

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over the economic stability, the level of U.S. national debt, currency fluctuations and volatility, the rate of growth of Japan, China, and other Asian economies, unemployment, the availability and cost of credit, inflation levels, trade relations, energy costs and geopolitical uncertainty have contributed to increased volatility and diminished expectations for the economy and the markets.

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

Additionally, uncertain credit markets and concerns regarding the availability of credit could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the recent approval by voters in the U.K. of a referendum to leave the EU (often referred to as Brexit), and the ongoing uncertainty regarding the timing and terms of Brexit, has caused, and may continue to cause, uncertainty in the global markets. The risks related to Brexit are discussed in more detail in our risk factor entitled “The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our operations.”

The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our operations.

In June 2016, a majority of voters in the UK voted in favor of Brexit in a national referendum. As of the date of this filing, the British Parliament has not agreed upon the terms of the withdrawal. On April 10, 2019, the leaders of the other member countries of the European Union agreed to extend the deadline for Brexit until October 31, 2019. The referendum and ongoing negotiations have created significant uncertainty about the future relationship between the UK and the EU.

The pending implementation of Brexit has caused, and may continue to cause, uncertainty in the global markets. The effects of Brexit will also depend on any agreements the UK reaches to retain access to EU markets either during a transitional period or more permanently. There is significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal, including those governing manufacturing, labor, environmental, data protection/privacy, competition, medical sales and advertising and other matters applicable to the medical device industry. If the UK leaves the EU with no agreement, it will likely have an adverse impact on labor and trade and will create further short-term currency volatility. In the absence of a future trade deal, the UK’s trade with the EU and the rest of the world would be subject to tariffs and duties set by the World Trade Organization, which could result in higher importation costs for our products. In addition, the movement of goods between the UK and the remaining member states of the EU will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Moreover, currency volatility could drive a weaker pound which could result in a decrease in the profitability of our sales in the UK. Any adjustments we make to our business and operations as a result of Brexit could result in significant expense and take significant time to complete.

While we have not experienced any material financial impact from Brexit on sales within the UK to date, we cannot predict its future implications. If implemented, Brexit will take some period of time to complete and could result in changes that impact our business, including potentially requiring us to obtain new registrations for our products that are sold into the UK. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory and other negotiations the UK conducts. We continue to monitor and review the impact of any resulting changes to EU or UK law that could affect our operations.

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

Our manufacturing processes and the manufacturing processes of our third‑party suppliers are required to comply with the FDA’s QSR for any products imported into, or sold within, the U.S. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production process and controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with ISO, quality system standards in order to produce products for sale in Europe and Canada, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X‑ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters.

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

Our success depends on the successful development, regulatory clearance or approval, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products that will meet our customers’ needs provide novel features and compete favorably in the market. The CyberKnife and TomoTherapy Systems, which are currently our principal products, are technologically complex and must keep pace with, among other things, the products of our competitors and new technologies. We are making significant investments in long‑term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements. Our inability to develop, gain regulatory approval for or supply competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales.

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

In order to implement our business strategy, we expect continued growth in our infrastructure requirements, particularly as we expand into new and growing markets as well as expand our manufacturing capacities and sales and marketing capabilities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale‑up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and occurs over many months and we must effectively scale this entire process to satisfy customer expectations and changes in demand. Further, to accommodate our growth and compete effectively, we will be required to make improvements to our business operations. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations and any expansion of our systems and infrastructure may require us to commit significant additional financial, operational and management resources. If we cannot manage our growth effectively, our business will suffer.

We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing, sale, installation, servicing, and support of medical device products. We may be held liable if a CyberKnife or TomoTherapy System or our Precision Treatment Planning or iDMS Data Management System software causes injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any alleged weaknesses in physician training and services associated with our products may result in unsatisfactory patient outcomes and product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create adverse publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs that may not be covered by insurance and be time-consuming to defend. We may also be subject to claims for personal injury, property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. Adverse publicity related to any product liability actions may cause patients to be less receptive to radiation therapy generally or our products specifically and could also result in additional regulation that could adversely affect our ability to promote, manufacture and sell our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts of coverage. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which our systems or software may be used, any of which could harm our reputation and business and result in a decline in revenue.

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and product corrections in the past, including one recall for the TomoTherapy System in fiscal year 2018 that has been requested for closure with the FDA. In fiscal year 2019, we have voluntarily opened three recalls involving the CyberKnife System. As of June 30, 2019, one such recall was closed, another has been requested for closure and is under review with FDA and one is still proceeding. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy Systems could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single‑source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy Systems, including, with respect to the CyberKnife System, the robot, couch and magnetron and, with respect to the TomoTherapy Systems, the ring gantry, couch, solid state modulator and magnetron. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy Systems, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

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

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, particularly in the San Francisco Bay Area where our headquarters is located, from other medical equipment and software manufacturers, technology companies, universities and research institutions. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

Disruption of critical information technology systems, infrastructure and data could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through a security breach. Such security breaches could expose us to a risk of loss of information, litigation and possible liability to employees, customers and regulatory authorities. In addition, we have moved some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third‑party provider over a broadband internet connection. In a cloud computing environment, we could be subject to outages and security breaches by the third‑party service provider. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results. As a result, our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, and the information technology needs associated with our changing products and services. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, continuing to build security into the design of our products, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future.

In addition, data privacy breaches from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized person or to the public and compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy breaches will prevent breakdowns or breaches in our systems that could adversely affect our business. Third-parties may also attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third-parties, which, if successful, could pose a risk of loss of data, risk to patient safety and risk of product recall. As the techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. While we have implemented security measures to protect our hardware and software products from unauthorized access, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third-parties to, sensitive information stored by us or our customers could have serious negative consequences for our business, including loss of information, indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time‑consuming and expensive litigation, any of which could have an adverse effect on our financial results.

Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy or data security in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to data protection and cyber security laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has begun to assert authority over protection of privacy and the use of cyber security in information systems. In Europe, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, a Data Protection Bill that substantially implements the GDPR became law in May 2018. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. Further, in June 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), which will become effective on January 1, 2020. CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. The restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

Data protection legislation around the world is comprehensive and complex and there has been a recent trend towards more stringent enforcement of requirements regarding protection and confidentiality of personal data. The restrictions imposed by such laws and regulations may limit the use and adoption of our products and services, reduce overall demand for our products and services, require us to modify our data handling practices, and impose additional costs and burdens. With increasing enforcement of privacy, data protection and cyber security laws and regulations, there is no guarantee that we will not be subject to enforcement actions by governmental bodies or that our costs of compliance will not increase significantly. Enforcement actions can be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, if a substantial breach or loss of data from our records were to occur, we could become a target of such litigation. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Our failure to comply with applicable laws and regulations could result in enforcement action against us, including fines and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations and financial condition.

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

In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Regardless of the merit of infringement claims, they can be time‑consuming and result in costly litigation and diversion of technical and management personnel. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds, if necessary, to continue our operations.

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

It is difficult and costly to protect our intellectual property and our proprietary technologies and we may not be able to ensure their protection.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we have attempted to obtain patent coverage for our technology where available and appropriate, there are aspects of the technology for which patent coverage was never sought or never received. There also may be countries in which we sell or intend to sell the CyberKnife or TomoTherapy Systems but have no patents or pending patent applications. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have several issued patents in the U.S. and in foreign countries protecting aspects of the CyberKnife and TomoTherapy Systems, our pending U.S. and foreign patent applications may not issue, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

The policies and procedures we have in place to protect our trade secrets may not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Litigating a trade secret claim is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge methods and know‑how. If we are unable to protect our intellectual property rights, we may be unable to prevent competitors from using our own inventions and intellectual property to compete against us and our business may be harmed.

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

We depend on a number of distributors in our international markets. We cannot control the efforts and resources our third‑party distributors will devote to marketing the CyberKnife or TomoTherapy Systems. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy Systems, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy Systems at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process and oversee their activities such that they are in compliance with all laws that govern their activities, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and we are dependent on their ability to do so effectively. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy Systems, and our ability to sell and service the CyberKnife or TomoTherapy Systems in the region formerly serviced by such terminated distributor could be materially and adversely affected. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. If any of these distributor relationships end and are not replaced, our revenues from product sales or the ability to service our products in the territories serviced by these distributors could be adversely affected. Any of these factors could materially and adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not comply with regulatory or legal requirements that results in fines or penalties, do not actively market the CyberKnife or TomoTherapy Systems or do not otherwise perform under our distribution agreements, our potential for revenue and gross margins from international markets may be dramatically reduced, and our business could be harmed.

The high unit price of the CyberKnife and TomoTherapy Systems, as well as other factors, may contribute to substantial fluctuations in our operating results, which could adversely affect our stock price.

Because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units installed each quarter, each installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our revenue for a particular quarter. Therefore, if we do not install a CyberKnife or TomoTherapy System when anticipated, we will not be able to recognize the associated revenue and our operating results will vary significantly from our expectations. This is of particular concern when the economic environment is volatile, where we have had experiences with customers cancelling or postponing orders for our CyberKnife and TomoTherapy Systems and delaying any required build‑outs. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher days sales outstanding, reduced cash flows in a particular period and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2019, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis. Any increase in days sales outstanding could also negatively affect our cash flow.

Our operations are vulnerable to interruption or loss because of natural disasters, epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. The manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California which has experienced major earthquakes in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. Unexpected events at any of our facilities, including fires or explosions; natural disasters, such as hurricanes, floods, tornados, and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

We may attempt to acquire new businesses, products or technologies, or enter into strategic collaborations or alliances, including forming joint ventures, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies or through collaborating with complementary businesses, including forming joint ventures, such as our recently announced joint venture in China, rather than through internal development. The identification of suitable acquisition, alliance and joint venture partner candidates can be difficult, time consuming, and costly, and we may not be able to successfully complete identified acquisitions, alliances, or joint ventures. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition, alliance, or joint venture, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations or timely and effectively commence operations of any joint venture or other alliance because the process of integration could be expensive, time consuming and may strain our resources. Furthermore, we may be required to contribute significant amounts of capital or incur losses in the initial stages of an alliance or joint venture, particularly as selling and marketing activities increase ahead of expected long-term revenue. For example, we are expected to make initial capital contributions to our joint venture in China before December 31, 2019 and further contributions may be necessary in the future as the joint venture begins operations in China in order to achieve our long-term strategy in China. In addition, the process for customers of the acquired company, alliance or joint venture to comply with local or foreign regulatory requirements that may be required to purchase our products may cause delays in the acquisition target, alliance partner or joint venture’s ability to conduct business. For example, any delays in customers in China to obtain Class A or Class B user licenses could delay our joint venture’s ability to initiate sales and recognize revenue in China. Furthermore, the products and technologies that we acquire, jointly develop, or with respect to which we collaborate may not be successful, or may require significantly greater resources and investments than we originally anticipated. Implementing or acquiring new lines of business or offering new products and services within existing lines of business can affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. In addition, we may not be in a position to exercise sole decision making authority regarding any strategic collaboration, alliance or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, alliances or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests. Collaborations, alliances and joint ventures can be difficult to manage and may involve significant expense and divert the focus and attention of our management and other key personnel away from our existing businesses. With respect to any acquisition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. In addition, with respect to joint ventures, we may not be able to attract qualified employees, acquire customers, or develop reliable supply, distribution or other partnerships. As a result of certain collaborations, alliances and joint ventures we could face potential damage to existing customer relationships or lack of customer acceptance or inability to attract new customers. These risks could be magnified to the extent that any new collaboration, alliance or joint venture would result in a significant increase in operations in developing markets. Future acquisitions or alliances could also result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or expenses or other charges such as in‑process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock. Further, acquisition targets, alliance partners and joint ventures may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations and may lead to increased litigation risk. Such laws may also offer us inadequate or less intellectual property protection relative to U.S. laws, which may impact our ability, as well as the ability of the acquisition target, alliance partner and joint venture, to safeguard our respective intellectual property from infringement and misappropriation. As a result of these and other factors, we may not realize the expected benefits of any acquisition, collaboration, joint venture or strategic alliance or such benefits may not be realized at expected levels or within the expected time period. The failure to successfully consummate such strategic transactions and effectively integrate and execute following such consummation may have an adverse impact on our growth, profitability, financial position and results of operations.

Multiple factors may adversely affect our ability to fully utilize certain tax loss carryforwards.

As of June 30, 2019, we had approximately $330.9 million and $131.6 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2020 for state purposes. In addition, as of June 30, 2019, we had federal and state research and development tax credit carryforwards of approximately $20.6 million and $20.1 million, respectively. If not utilized, such research credits for federal tax purposes will begin to expire in 2020, while the California research credits have no expiration date and other state research credits will begin to expire in 2020. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

The Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

In December 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was enacted into law, which significantly amends the Internal Revenue Code of 1986. The Tax Act, among other things, reduced the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limited the tax deduction for interest expense to 30% of adjusted earnings, eliminated net operating loss carrybacks, imposed a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. The ongoing and future impact on our business will continue to be assessed due to the complexity and interdependency of the legislative provisions, as well as any new or proposed Treasury regulations, which may yet be issued. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

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

If we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be impaired. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal, or unauthorized transactions. If we cannot maintain effective controls and provide timely and reliable financial reports, our business and operating results could be harmed.

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

In addition, it may be difficult to timely determine the effectiveness of our financial reporting systems and internal controls because of the complexity of our financial model. We recognize revenue from a range of transactions including CyberKnife and TomoTherapy Systems sales and services. The CyberKnife and TomoTherapy Systems are complex products that contain both hardware and software elements. The complexity of the CyberKnife and TomoTherapy Systems and of our financial model used to recognize revenue on such systems requires us to process a greater variety of financial transactions than would be required by a company with a less complex financial model. Accordingly, efforts to timely remediate deficiencies or weaknesses in our internal controls would likely be more challenging for us than they would for a company with a less complex financial model. Furthermore, if we were to find an internal control deficiency or material weakness, we may be required to amend or restate historical financial statements, which would likely have a negative impact on our stock price.

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

At June 30, 2019, we had $76.8 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we also have funds in our operating accounts that are with third‑party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

Risks Related to the Regulation of our Products and Business

Modifications, upgrades, new indications and future products related to the CyberKnife or TomoTherapy Systems or the Precision Treatment Planning or iDMS Data Management System software may require new FDA 510(k) clearances or premarket approvals and similar licensing or approvals in international markets. Such modifications, or any defects in design, manufacture or labeling may require us to recall or cease marketing the affected systems or software until approvals or clearances are obtained.

The CyberKnife and TomoTherapy Systems as well as the Precision Treatment Planning and iDMS Data Management System software are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including the FDA. The FDA regulates virtually all aspects of a medical device design, development, testing manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Additionally, outside of the United States, our products are subject to clearances and approvals by foreign governmental agencies similar to the FDA. In order to market our products internationally, we must obtain licenses or approvals from these governmental agencies, which could include local requirements and safety standards, and can be time consuming, burdensome and uncertain. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA or any foreign governmental agency in a timely fashion, if at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

Medical devices may only be marketed for the indications for which they are approved or cleared. The FDA and other foreign governments also may change their policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of our device, or could impact our ability to market our currently approved or cleared device. We are also subject to medical device reporting regulations which require us to report to the FDA and other international governmental agencies if our products cause or contribute to a death or a serious injury, or malfunction in a way that would likely cause or contribute to a death or a serious injury. We also are subject to the QSR in the U.S. and ISO 13485 certification in many international markets, compliance with which is necessary to receive FDA and other international clearances or approvals to market new products and is necessary for us to be able to continue to market a cleared or approved product in the United States or globally. After a product is placed in the market, we are also subject to regulations by the FDA and Federal Trade Commission related to the advertising and promotion of our products to ensure our claims are consistent with our regulatory clearances, that there is scientific data to substantiate our claims and that our advertising is not false or misleading. Our products are also subject to state regulations and various worldwide laws and regulations.

A component of our strategy is to continue to upgrade the CyberKnife and TomoTherapy Systems as well as the Precision Treatment Planning an iDMS Data Management System software. Upgrades previously released by us required 510(k) clearance and international registration before we were able to offer them for sale. We expect our future upgrades will similarly require 510(k) clearance or approval; however, future upgrades may be subject to substantially more time consuming data generation requirements and uncertain premarket approval or clearance processes. If we were required to use the premarket approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business.

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

Anti‑corruption laws.  We are also subject to laws regarding the conduct of business overseas, such as the FCPA, the U.K. Bribery Act of 2010, the Brazil Clean Companies Act, and other similar laws in foreign countries in which we operate. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with the obtaining of business overseas. Becoming familiar with and implementing the infrastructure necessary to ensure that we and our distributors comply with such laws, rules and regulations and mitigate and protect against corruption risks could be quite costly, and there can be no assurance that any policies and procedures we do implement will protect us against liability under the FCPA or related laws for actions taken by our employees, executive officers, distributors, agents and other intermediaries with respect to our business. Violations of the FCPA or other similar laws by us or any of our employees, executive officers, distributors, agents or other intermediaries could subject us or the individuals involved to criminal or civil liability, cause a loss of reputation in the market, and materially harm our business.

Laws protecting patient health information.  There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services (“HHS”) has promulgated patient privacy rules under the HIPAA. These privacy rules protect medical records and other personal health information of patients by limiting their use and disclosure, giving patients the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HIPAA privacy standard was amended by the HITECH, enacted as part of the American Recovery and Reinvestment Act of 2009. Although we are not a “covered entity” under HIPAA, we are considered a “business associate” of certain covered entities and, as such, we are directly subject to HIPAA, including its enforcement scheme and inspection requirements, and are required to implement policies, procedures as well as reasonable and appropriate physical, technical and administrative security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers in compliance with HIPAA or other laws could subject us to civil and criminal liability to the government and civil liability to the covered entity, could result in adverse publicity, and could harm our business and impair our ability to attract new customers.

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

Under the Pharmaceutical Affairs Law in Japan, a pre‑market approval necessary to sell, market and import a product, or Shonin, must be obtained from the Ministry of Health, Labor and Welfare (“MHLW”), for our products. Before issuing approvals, MHLW examines the application in detail with regard to the quality, efficacy, and safety of the proposed medical device. The Shonin is granted once MHLW is content with the safety and effectiveness of the medical device. The time required for approval varies. A delay in approval could prevent us from selling our products in Japan, which could impact our ability to generate revenue and harm our business.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by Health Care and Education Reconciliation Act (collectively, the “ACA”) were signed into law. The ACA provides for, among other things, a 2.3% excise tax on U.S. sales of medical devices, including our products, effective as of 2013. The excise tax was suspended for a two year period beginning January 1, 2016 and was recently further suspended through December 31, 2019. If and when enacted, this tax burden may have a material, negative impact on our business, results of operations and cash flow. In addition, the ACA includes a large number of other health related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost‑effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws also include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. We do not yet know the full impact that the ACA will have on our business. The taxes imposed by the ACA and the expansion in the government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by third-party payors for our products, or reduced volume of medical procedures conducted with our products, all of which could have a material adverse effect on our business, financial condition and results of operations. The federal government may take further action regarding the ACA, including, but not limited to, repeal or replacement action. Most recently, the Tax Act was signed into law in December 2017, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business.

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

Since the enactment of the ACA, CMS continues its efforts to move away from fee‑for‑service payments for furnishing items and services in Medicare. In the past several rulemaking cycles, CMS has increased packaging policies and created larger payment bundles across the Medicare Hospital Outpatient Prospective Payment System (“OPPS”). One example is CMS’ expansion of Comprehensive Ambulatory Payment Classifications, under which payment for adjunctive and secondary items, services and procedures are packaged into the most costly primary procedure at the claim level. Beyond the OPPS, CMS’ Innovation Center has launched a number of alternative payment model (“APM”) demonstrations that involve episode‑based (i.e. bundled) payment. Since 2011, for example, Center for Medicare and Medicaid Innovation (“CMMI”) has created and is in the process of creating major federal initiatives to test episode‑based payments, such as the Bundled Payments for Care Improvement, Oncology Care Model, Specialty Practitioners Payment Model Opportunities. More recently, CMMI proposed a Radiation Oncology Model (“OM”), which would mandate selected radiotherapy providers to participate in a prospective, episode-based payments model where payment is based on a patient’s diagnosis as opposed to the traditional volume-based fee-for service payment model.  It is unclear what impact, if any, such initiatives will have on our business and operating results, but any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

Furthermore, PAMPA froze payment for some radiation therapy delivery and related services, and requires CMS to provide a report to the U.S. Congress on the development of an APM for radiation therapy services provided in non‑facility settings. While these types of payment packaging policies and episode‑based payments may impact reimbursement for overall patient care, including items and services furnished to patients, they also create incentives for providers to carefully assess the value proposition of technology purchases and uses. The impacts of these payment and delivery system changes are in their infancy and their overall effects remain under review.

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

The Dodd‑Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the SEC under such act require companies, including Accuray, to disclose the existence in their products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries. These rules requires investigative efforts, which has and will continue to cause us to incur associated costs, could adversely affect the sourcing, availability and pricing of minerals used in our products and may cause reputational harm if we determine that certain of our components contain such conflict minerals or if we are unable to alter our processes or sources of supply to avoid using such materials, all of which could adversely impact sales of our products and results of operations.

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

In August 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes”) under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. $53.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain holders of our outstanding Existing Notes in exchange for approximately $47.0 million aggregate principal amount of the Existing Notes (the “Exchange”) and $32.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain other qualified new investors for cash. The net proceeds of the cash issuance were used to repurchase approximately $28.0 million of Existing Notes. In February 2018, we paid $40.2 million in cash to settle outstanding principal and accrued interest, and issued 254,000 shares of our common stock to retire the Existing Notes. To the extent we issue common stock upon conversion of any outstanding convertible notes, that conversion would dilute the ownership interests of our stockholders.

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

Furthermore, if a “fundamental change” (as such term is defined in the indenture of the 3.75% Convertible Notes) occurs, holders of the 3.75% Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their convertible notes. A “fundamental change” generally occurs when there is a change in control of Accuray (acquisition of 50% or more of our voting stock, liquidation or sale of Accuray not for stock in another publicly traded company) or trading of our stock is terminated. In the event of a “make‑whole fundamental change” (as such term is defined in the indenture of the 3.75% Convertible Notes), we may also be required to increase the conversion rate applicable to the 3.75% Convertible Notes surrendered for conversion in connection with such make‑whole fundamental change. A “make‑whole fundamental change” is generally a sale of Accuray not for stock in another publicly traded company. In addition, the indenture for the 3.75% Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 3.75% Convertible Notes.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Facilities

We currently lease approximately 124,000 square feet of product development and administrative space in two buildings in Sunnyvale, California, as follows:

•

A headquarters building that is approximately 74,000 square feet, which is leased to us until December 2023. We have the right to renew the lease term of our headquarters office building for two five‑year terms upon prior written notice and the fulfillment of certain conditions; and

•	A research and development facility totaling approximately 50,000 square feet, which is leased to us until December 2023.

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

Our wholly owned subsidiary, Accuray International Sàrl, leases one office building that consists of approximately 21,000 square feet of administrative space in Morges, Switzerland, which are leased to Accuray International until December 2024.

In addition, our wholly‑owned subsidiary, Accuray Accelerator Technology Company Limited, leases approximately 42,000 square feet of space in a manufacturing facility in Chengdu, China until November 2019.

We, directly or through our subsidiaries, also maintain offices in: Pittsburgh, Pennsylvania; Durham, North Carolina; Solon, Ohio; China; Hong Kong; Japan; Spain; India; Russia; Germany; Brazil; and the United Arab Emirates.

We believe our current facilities are adequate to meet our current needs, but additional space, including additional radiation shielded areas in which systems can be assembled and tested, may be required in the future to accommodate anticipated increases in manufacturing needs.

Item 3.  LEGAL PROCEEDINGS

Refer to Note 9, Commitments and Contingencies, to the Consolidated Financial Statements for a description of certain legal proceedings currently pending against the Company. From time to time we are involved in legal proceedings arising in the ordinary course of our business.

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

As of August 15, 2019, there were 152 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders and believe the number of registered stockholders of record underestimates our total number of stockholders.

During the year ended June 30, 2019, there were no sales of unregistered equity securities by us other than those transactions previously reported to the Securities and Exchange Commission (SEC) on our Current Reports on Form 8-K.

We do not have a stock repurchase program and have not made any share repurchase during the year ended June 30, 2019.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2014 and June 30, 2019, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on June 30, 2014 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Accuray Incorporated, the NASDAQ Composite Index and the S&P Health Care Index 6/14 6/15 6/16 6/17 6/18 6/19 $0 $20 $40 $60 $80 $100 $120 $140 $160 $180 $200 Accuray Incorporated NASDAQ Composite S&P Health Care *$100 invested on 6/30/14 in stock or index, including reinvestment of dividends. Fiscal year ending June 30. Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

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

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10‑K. The consolidated statements of operations for the years ended June 30, 2019, 2018 and 2017, and the consolidated balance sheet data at June 30, 2019 and 2018 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10‑K. The consolidated statements of operations data for the years ended June 30, 2016 and 2015 and the consolidated balance sheet data at June 30, 2017, 2016 and 2015 is derived from our audited consolidated financial statements not included in this Form 10‑K.

	Years Ended June 30,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$418,785	$404,897	$383,414	$398,800	$379,801
Cost of revenue	256,134	243,202	242,073	240,087	234,399
Gross profit	162,651	161,695	141,341	158,713	145,402
Operating expenses:
Research and development	56,493	57,251	49,921	56,652	55,752
Selling and marketing	55,998	60,105	57,477	56,812	62,440
General and administrative	49,577	48,136	43,766	50,122	46,379
Total operating expenses	162,068	165,492	151,164	163,586	164,571
Income (loss) from operations	583	(3,797)	(9,823)	(4,873)	(19,169)
Other expense, net	(14,927)	(19,224)	(18,718)	(18,295)	(18,621)
Loss before provision for income taxes	(14,344)	(23,021)	(28,541)	(23,168)	(37,790)
Provision for income taxes	2,086	878	1,038	2,336	2,419
Loss from continuing operations	(16,430)	(23,899)	(29,579)	(25,504)	(40,209)
Loss per share attributable to stockholders
Net loss per share—basic and diluted	$(0.19)	$(0.28)	$(0.36)	$(0.32)	$(0.51)
Weighted average common shares used in computing net loss per share
Basic and diluted	87,465	84,893	82,495	80,509	78,277

	As of June 30,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$76,798	$83,083	$72,084	$119,771	$79,551
Investments	$—	$—	$23,909	$47,239	$64,306
Working capital	$151,894	$114,723	$24,511	$151,468	$184,414
Total assets	$438,181	$378,727	$406,464	$469,033	$466,773
Long-term debt	$159,844	$131,077	$51,548	$170,512	$199,655
Total stockholders’ equity	$49,871	$48,632	$46,533	$59,660	$75,780

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

Overview

Products and Markets

Company

We are a radiation oncology company that develops, manufactures, sells and supports precise, innovative treatment solutions that set the standard of care, with the aim of helping patients live longer, better lives. Our leading-edge technologies, the CyberKnife and TomoTherapy Systems, including the Radixact Systems, the next generation TomoTherapy platform, are designed to deliver advanced radiation therapy including radiosurgery, stereotactic body radiation therapy, intensity modulated radiation therapy, image-guided radiation therapy and adaptive radiation therapy tailored to the specific needs of each patient. The CyberKnife and TomoTherapy Systems are complementary offerings serving largely separate patient populations treated by the same medical specialty, radiation oncology. Both systems have advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population including patients requiring retreatment with radiation therapy and palliative care. We also offer comprehensive software solutions to enable and enhance the precise and efficient radiosurgery and radiotherapy treatment with our CyberKnife and TomoTherapy Systems. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training, and other professional services.

The CyberKnife Systems

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. The CyberKnife Systems are the only dedicated, full-body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It enables the treatment of patients who typically might not otherwise be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently only a small portion of the patients who develop tumors treatable with CyberKnife Systems are treated with these systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, CyberKnife Systems are generally not used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease), and (3) systemic diseases, like leukemia and lymphoma, which are not localized to an organ, but rather involve cells throughout the body.

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

Most recently, we introduced the VOLO Optimizer software upgrade for the CyberKnife System. The VOLO facilitates the development of clinically optimal treatment plans up to 90 percent faster than before and the delivery of the treatment up to an estimated 50 percent faster than before, allowing CyberKnife treatments to typically be performed in 15 to 30 minutes.

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

Most recently, Accuray introduced its Synchrony motion tracking and correction technology for the Radixact System. This feature adds intrafraction motion synchronization capabilities to the Radixact System, enabling real-time tracking, visualization and correction for tumor motion during treatment, with the goal of improving dose accuracy and treatment times compared to conventional radiation therapy systems. We expect to ship Synchrony for Radixact to selected clinical evaluation sites globally through the end of calendar year 2019, with broader commercial launch in early calendar year 2020.

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

Adoption of ASC 606

At the beginning of our fiscal year 2019, we adopted the new revenue recognition standard ASC 606, Revenues from Contracts with Customers and applied the modified retrospective method. All financial statements and disclosures for periods beginning and subsequent to July 1, 2018, have been adjusted to comply with ASC 606. See Note 1. The Company and its Significant Accounting Policies, Note 2. Recent Accounting Pronouncements, and Note 3. Revenue of the Notes to the consolidated financial statements, for additional information.

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

Joint Venture

In January 2019, our wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. The JV aims to be uniquely positioned to serve China, the world’s largest growth market for radiation oncology systems. China represents a significantly underserved market for linacs based on the country’s population and cancer incidence rates on both an absolute and relative country basis. Accuray Asia initially has a 49% ownership interest in the JV and the CIRC Subsidiary initially has a 51% ownership interest in the joint venture.

In exchange for the initial 49% equity interest in the JV, we, through Accuray Asia, expect to make our initial capital contribution to the JV in stages, to be completed by December 31, 2019 in the form of in-kind contributions consisting of components for two full radiation oncology systems from our inventory. Any remaining amount of capital contributions due, if not satisfied by such in-kind contributions, will be made by us, through Accuray Asia, in accordance with the schedule set by the board of directors of the JV.

In July 2019, the JV broke ground on its facilty based in Tianjin, China, expected to serve as headquarters and home of the sales organization and service operations. Also in July 2019, the JV received the Radiation Safety License from the China Ministry of Environmental Protection. This license, along with the license to do business in China received in April 2019 and the Medical Device Operating Permit received in June 2019, enables the JV to sell and install our radiation therapy devices in China.

With the receipt of the necessary permits and licenses to operate, the JV has begun selling products in China, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China” radiotherapy device in the Class B license category, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China.

We are assessing the accounting treatment of our investment in the JV and expect to apply the equity method of accounting to the ownership interest in the JV as we have the ability to exercise significant influence over the JV but lack controlling financial interest and are not the primary beneficiary. We will recognize revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of each reporting period. We will recognize the 49% proportionate share of the JV income or loss on a one-quarter lag due to the timing of the availability of the JV’s financial records.

Backlog

Effective at the beginning of our fiscal year 2019, we updated our backlog policy to include certain upgrades sold through service contracts. As a result, the portion of the order that is recognizable as product revenue and upgrades sold on service contracts are reported as backlog. The portion of the order that is recognized as other service revenue (for example, Post-Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. As of June 30, 2019, backlog totaled $495.6 million, of which $1.0 million represented upgrades sold through service contracts. As of June 30, 2018, backlog totaled $478.5 million.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Years Ended June 30,
	2019	2018	2017
Gross orders	$342,321	$304,903	$298,348
Net age-outs	(95,463)	(68,463)	(57,600)
Cancellations	(25,012)	(22,610)	(13,835)
Currency impacts and other	(3,583)	(4,296)	(354)
Net orders	$218,263	$209,534	$226,559
Order backlog at the end of the period	$495,627	$478,482	$452,846

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $37.4 million for the year ended June 30, 2019, as compared to the year ended June 30, 2018. This was primarily a result of an increase of $31.6 million in new system order volume compared to the same prior year period, primarily related to a $17.5 million increase of TomoTherapy System orders, particularly Radixact System orders, a $14.1 million increase in CyberKnife System orders and an increase of $5.8 million in upgrade orders and other amendments to the terms of our contracts as compared to the same prior year period.

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

Net orders increased by $8.7 million for the year ended June 30, 2019, as compared to the year ended June 30, 2018, resulting from an increase in gross orders of $37.4 million, offset by net age-outs of $27.0 million, and cancellations of $2.4 million.

•

The net age-outs for the year ended June 30, 2019 were $95.5 million. There were $12.0 million age-ins, which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•

There were $25.0 million and $22.6 million in cancellations in the year ended June 30, 2019 and June 30, 2018, respectively. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•	Other adjustments and foreign currency impacts decreased net orders by $3.6 million and by $4.3 million for the year ended June 30, 2019 and June 30, 2018, respectively.

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

•

There were $22.6 million and $13.8 million in cancellations in the years ended June 30, 2018 and June 30, 2017, respectively. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•	Other adjustments and foreign currency impacts decreased net orders by $4.3 million and by $0.4 million for the year ended June 30, 2018 and June 30, 2017, respectively.

In recent years, the percentage of gross orders received from our distribution partners in the international markets represented 83%, 70%, and75% of gross orders for fiscal year ended June 30, 2019, 2018 and 2017, respectively. We anticipate that distributor orders from international markets will continue to represent a significant portion of our gross orders in the foreseeable future. International orders are affected by foreign currency fluctuation as well as government programs that stimulate the purchase of healthcare products, both of which could affect the demand for our products and timing of orders from period to period. In addition, our order-to-revenue conversion cycle for international distributor orders has been generally longer compared to that of direct channel sales and could cause fluctuations in our age-outs from period to period.

Results of Operations

Fiscal 2019 results compared to 2018 (in thousands, except percentages)

	Years Ended June 30,
	2019		2018		change
(Dollars in thousands)	Amount	%(*)	Amount	%(*)	$	%
Products	$196,665	47%	$183,898	45%	$12,767	7%
Services	222,120	53%	220,999	55%	1,121	1%
Net revenue	$418,785	100%	$404,897	100%	$13,888	3%
Gross profit	$162,651	39%	$161,695	40%	$956	1%
Products gross profit	79,954	41%	80,860	44%	(906)	(1)%
Services gross profit	82,697	37%	80,835	37%	1,862	2%
Research and development expenses	56,493	13%	57,251	14%	(758)	(1)%
Selling and marketing expenses	55,998	13%	60,105	15%	(4,107)	(7)%
General and administrative expenses	49,577	12%	48,136	12%	1,441	3%
Other expense, net	14,927	4%	19,224	5%	(4,297)	(22)%
Provision for income taxes	2,086	0%	878	1%	1,208	138%
Net loss	$(16,430)	(4)%	$(23,899)	(6)%	7,469	(31)%

(*)	Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

Net revenue

Product Net Revenue

Product net revenue increased by $12.8 million, or 7%, as compared to the year ended June 30, 2018. The increase was due to an increase of $34.0 million from higher unit volume sales of TomoTherapy Systems as compared to the prior year. The increase in TomoTherapy System sales was partially offset by a decrease in CyberKnife System sales of $19.5 million and a decrease in upgrade and other revenue of $1.7 million.

Service Net Revenue

Service net revenue increased by $1.1 million, or 1%, as compared to the year ended June 30, 2018. The increase was primarily driven by a $3.1 million increase of service contract revenue offset by a decrease of $2.0 million in upgrade, installation, and spare parts revenue.

Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2019	2018
Net revenue	$418,785	$404,897
Americas	32%	36%
Europe, Middle East, India and Africa	36%	30%
Asia Pacific (excluding Japan and India)	15%	18%
Japan	17%	16%

Gross profit

The overall gross profit margin for the year ended June 30, 2019 was 39% as compared to the gross profit of 40% for the year ended June 30, 2018, primarily due to a decrease in product gross profit. Product gross margin was 41% for the year ended June 30, 2019 as compared to 44% for the year ended June 30, 2018, primarily due to increased sales of Radixact Systems, which have a lower profit margin than CyberKnife Systems.

Research and development expenses

Research and development expenses decreased $0.8 million, or 1%, for the year ended June 30, 2019 as compared to the year ended June 30, 2018. The decrease was primarily due to a decrease of $2.6 million in compensation and benefits expenses due to lower headcount and a decrease in travel expenses of $0.3 million, partially offset by a $2.2 million expense related to a project that was terminated.

We anticipate research and development expenses in fiscal 2020 will be slightly lower in absolute dollars than fiscal 2019 based on our current development roadmap.

Selling and marketing expenses

Selling and marketing expenses decreased $4.1 million, or 7%, for the year ended June 30, 2019 as compared to the year ended June 30, 2018. The decrease was mainly due to a decrease of $3.0 million in compensation expense due to reduced headcount and a reduction in travel costs of $0.9 million.

We anticipate selling and marketing expenses in fiscal 2020 will be slightly higher in absolute dollars compared to fiscal 2019 due to higher expenses related to new product launches and incremental headcount.

General and administrative expenses

General and administrative expenses increased $1.4 million, or 3%, for the year ended June 30, 2019 as compared to the year ended June 30, 2018. The increase was due to an increase of $3.6 million in bad debt expense, offset by a decrease of $2.2 million in compensation expense due to lower headcount.

We anticipate general and administrative expenses in fiscal 2020 will be lower in absolute dollars than fiscal 2019 due to the reduction in bad debt expense.

Other expense, net

Other expense, net decreased $4.3 million, or 22%, for the year ended June 30, 2019 as compared to the year ended June 30, 2018. The decrease was primarily due to a $3.5 million decrease in loss on extinguishment of debt that occurred in fiscal 2018 as a result of the retirement of our 3.50% Convertible Notes and 3.50% Series A Convertible Notes, a $0.4 million increase in interest income, and a $0.3 million decrease in foreign exchange losses.

Provision for income taxes

The provision for income taxes was higher in fiscal 2019 as compared to fiscal 2018 due to higher foreign earnings. In both fiscal 2019 and 2018, we released tax benefits related to final tax assessments from the Swiss tax authorities for the period from fiscal 2011 through fiscal 2017, which decreased our foreign taxes.

At June 30, 2019, we had federal and state net operating loss carryforwards of $330.9 million and $131.6 million, respectively. These federal and state net operating loss carryforwards are available to offset future taxable income, if any, in varying amounts and will begin to expire in 2025 for federal and 2020 for state purposes. We also had federal and state research and development tax credit carryforwards of approximately $20.6 million and $20.1 million, respectively. If not utilized, the federal research credits will begin to expire in 2020, the California research credits have no expiration date and the other state research credits will begin to expire in 2020. Realization of the deferred tax assets, among other factors, is dependent on our ability to generate sufficient taxable income prior to the expiration of the carryforwards. Because of the inconsistent history of net operating income as adjusted for permanent differences, we cannot conclude that the net domestic deferred tax assets will more likely than not be realized. Accordingly, we have recorded a full valuation allowance against our domestic net deferred tax assets.

In December 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law, which significantly amends the Internal Revenue Code of 1986, among other things reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, limits the tax deduction for interest expense to 30% of adjusted tax earnings, eliminates net operating loss carrybacks, and allows for federal net operating losses (“NOL”) to be carried over indefinitely for NOL generated after December 31, 2017.

As permitted by the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 ("SAB 118"), we have completed the accounting analysis based on the guidance, interpretations, and data available as of June 30, 2019. We finalized the assessment of the transitional impacts of the Tax Act, which did not impact our tax expense for the fiscal year ended June 30, 2019. Any future legislative changes, as well as any other new or proposed Treasury regulations, which have yet to be issued, will continue to be assessed and evaluated.

The Tax Act has a requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under Internal Revenue Code (“IRC”) Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount has been absorbed by net operating losses. We made a policy decision to record GILTI tax as a current-period expense when incurred.

The Tax Act also enacted the Base Erosion and Anti-Abuse Tax (“BEAT”). The BEAT minimum tax under IRC Section 59A is applicable to the extent that the BEAT tax amount is greater than the regular corporate tax for a given year. This tax is applicable to companies with prior 3-year average annual gross receipts exceeding $500 million. We currently do not meet this threshold since our current average annual gross receipts is less than $500 million.

Fiscal 2018 results compared to 2017 (in thousands, except percentages)

	Years Ended June 30,
	2018		2017		2018-2017
	Amount	%(*)	Amount	%(*)	% change
Products	$183,898	45%	$179,611	47%	2%
Services	220,999	55%	203,803	53%	8%
Net revenue	$404,897	100%	$383,414	100%	6%
Gross profit	$161,695	40%	$141,341	37%	14%
Products gross profit	80,860	44%	66,254	37%	22%
Services gross profit	80,835	37%	75,087	37%	8%
Research and development expenses	57,251	14%	49,921	13%	15%
Selling and marketing expenses	60,105	15%	57,477	15%	5%
General and administrative expenses	48,136	12%	43,766	11%	10%
Other expense, net	19,224	5%	18,718	5%	3%
Provision for income taxes	878	1%	1,038	1%	(15)%
Net loss	$(23,899)	(6)%	$(29,579)	(8)%	(19)%

(*)	Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

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

Share-Based Compensation Expense

In fiscal 2019, 2018 and 2017, we recorded share‑based compensation expense of $10.6 million, $12.3 million and $13.6 million, respectively, related to awards under our stock incentive plans. Share‑based compensation expense was recorded net of estimated forfeitures. As of June 30, 2019, we had approximately $18.9 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, shares under our Employee Stock Purchase Plan, or ESPP, restricted stock units, or RSUs, and market stock units, or MSUs, which we expect to recognize over a weighted average period from 0.8 to 3.25 years.

Liquidity and Capital Resources

At June 30, 2019, we had $76.8 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part I, Item 1A titled “Risk Factors.” Also refer to Note 10, Debt to the consolidated financial statements for discussion of the Revolving Credit Facility, our 3.75% Convertible Notes and Term Loan outstanding as of June 30, 2019. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

In addition, the undistributed earnings of our foreign subsidiaries at June 30, 2019, are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of the Company’s foreign earnings are subject to income taxes. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of June 30, 2019, we had approximately $50.1 million of cash and cash equivalents at our foreign subsidiaries.

In January 2019, Accuray Asia Limited, one of our wholly-owned subsidiaries, entered into a joint venture contract with CNNC High Energy Equipment (Tianjin) Co., Ltd., a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture in China. We do not anticipate the JV will have a material impact on our working capital needs in the next 12 months.

Cash Flows

	Years Ended June 30,
	2019	2018	2017
Net cash provided by (used in) operating activities	$(29,641)	$18,331	$(380)
Net cash provided by (used in) investing activities	(4,311)	17,766	17,823
Net cash provided by (used in) financing activities	28,473	(27,453)	(54,538)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	124	(346)	197
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,355)	$8,298	$(36,898)

Cash Flows From Operating Activities

Net cash used in operating activities was $29.6 million in fiscal 2019, resulting primarily from a net change in operating assets and liabilities of $44.6 million and non‑cash items of $31.5 million that was offset by a net loss of $16.4 million.

•

Non‑cash items consisted primarily of stock‑based compensation expense of $10.6 million, depreciation and amortization expense of $10.5 million, non‑cash interest expenses on debt of $4.9 million, provision for bad debt of $3.7 million, and write down of inventories of $2.3 million.

•

The net change in operating assets and liabilities was primarily due to a $46.2 million increase in accounts receivable due to the payment terms and timing of revenue transactions and cash collection, an increase of $14.2 million in inventories to support anticipated product shipments in future periods, an increase of $13.0 million in prepaid and other assets primarily due to incremental costs of obtaining contracts capitalized under ASC 606, and a decrease of $2.5 million in customer advances due to the timing and receipts of new deposits. This was partially offset by an increase of $10.7 million in accrued liabilities and an increase of $9.5 million in accounts payable due to timing of payments.

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

Cash Flows From Investing Activities

Net cash used in investing activities was $4.3 million in fiscal 2019, which primarily consisted of purchases of property and equipment.

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

Cash Flows From Financing Activities

Net cash provided by financing activities during fiscal 2019 was $28.5 million, which was primarily due to $20.0 million of net debt proceeds related to a draw under the Term Loan, a net $4.6 million increase in borrowings under our Revolving Credit Facility, and $3.9 million in proceeds from employee stock plans.

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

Net cash used in financing activities during fiscal 2017 was $54.5 million, primarily attributable to $105.2 million in payments to convertible note holders and in connection with our term‑loan with Cerberus Business Finance, LLC, and $1.4 million of taxes paid related to net share settlement of equity awards, offset by $48.3 million proceeds from our Revolving Credit Facility and $3.8 million from proceeds from employee stock plans.

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

Contractual Obligations and Commitments

The following is a schedule summarizing our obligations to make future payments under contractual obligations as of June 30, 2019. Refer to Note 10, Debt in Notes to the Consolidated Financial Statements in Item 8, Part II, of this report on Form 10‑K (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
3.75% Convertible Notes, Term Loan, and Revolving Credit Facility(1)	$176,295	$—	$21,833	$154,462	$—
Interest on 3.75% Convertible Notes, Term Loan, and Revolving Credit Facility(2)	35,171	9,807	18,739	6,625	—
Operating leases	38,075	8,675	14,511	12,279	2,610
Total	$249,541	$18,482	$55,083	$173,366	$2,610

(1)

Any conversion, redemption or purchase of our convertible notes would impact our cash payments noted in this table. Please see Note 10, Debt, to the consolidated financial statements for further information. Amounts presented are for principal only.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements for the years ended June 30, 2019, 2018, or 2017.

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

For the years ended June 30, 2019, 2018, and 2017, there were no customers that represented 10% or more of total net revenue. We had one customer at June 30, 2019 and no customers at June 30, 2018 that accounted for more than 10% of our total accounts receivable, net.

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

Revenue Recognition

Our revenue is primarily derived from sales of CyberKnife and TomoTherapy Systems and services, which include PCS, installation services, training and other professional services. We record our revenue net of any value added or sales tax. We recognize revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products. We recognize revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts. Payments received in advance of system shipment are recorded as customer advances and are deferred until product shipment when they are recognized in revenue. We assess the probability of collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We generally do not request collateral from our customers.

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

Product Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy Systems, including Radixact Systems. Revenue is recognized once the performance obligations are satisfied by transferring control of the product to a customer, which is generally upon delivery.

We record revenue from sales of systems, product upgrades and accessories to our customers based on the general terms and conditions of the executed sales and distribution agreements as well as the specific terms and conditions executed for each sale, and once the performance obligations are satisfied by transferring control of the product to a customer.

We record revenue considering all discounts given to, or expected by, customers. As a result, management may make estimates of potential future product returns or trade ins and other allowances related to product revenue in the current period. In general, we do not allow returns from customers and all discounts and allowances are clearly identified in the terms and conditions of each sale.

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

Refer to Note 2. Recent Accounting Pronouncements and Note 3. Revenue to our consolidated financial statements included in this Annual Report on Form 10-K for further information on our adoption of ASC 606.

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

Convertible Notes

We account for convertible notes in accordance with applicable guidance which specifies that an issuer of such instruments should separately account for the liability and equity component of the conversion option. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is accreted to principal during the estimated life of the note. ASC 470-50, provides guidance on modifications to or exchanges of line-of-credit or revolving arrangements which should be evaluated based on borrowing.

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

Our effective tax rate does not include the impact of undistributed foreign earnings for which we have not provided income taxes because we plan to reinvest such earnings indefinitely outside the United States. We have estimated whether there is a need for foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long‑term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long‑term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate. We are subject to income taxes in the United States and certain foreign countries, and we are subject to corporate income tax audits in some of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. We believe that our reserve for uncertain tax positions is adequate. We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, or the expiration of statutes of limitations.

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

Loss Contingencies

As discussed in Note 9. Commitments and Contingencies, to the consolidated financial statements, we are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. We provide disclosure if it is reasonably possible that a loss has been incurred and a range of loss or possible loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on our results of operations, financial position and cash flows.

Item 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2019, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. At any time, a sharp rise or decline in interest rates could have a material adverse impact on the fair value of our investment portfolio. Likewise, increases and decreases in interest rates could have had a material impact on interest earnings for our portfolio. We do not currently carry investments that are sensitive to interest rate risk.

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the 3.75% Convertible Notes. The interest rates on the 3.75% Convertible Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of June 30, 2019, borrowings under the Term Loan totaled $63.0 million with an annual interest rate of 5.50% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $28.3 million with an annual interest rate of 3.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.4 million. Refer to Note 10, Debt to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding our debt obligations.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 23, 2019 expressed an unqualified opinion.

Adoption of new accounting standard

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers and for incremental costs to obtain contracts with customers in fiscal year 2019 due to the adoption of the ASU No. 2014-09, Revenue from Contracts with Customers. The Company adopted this new standard using a modified retrospective approach.

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

San Jose, California

August 23, 2019

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$76,798	$83,083
Restricted cash	10,218	9,830
Accounts receivable, net of allowance for doubtful accounts of $605 and $251 as of June 30, 2019 and June 30, 2018, respectively	111,885	65,994
Inventories	120,823	108,540
Prepaid expenses and other current assets	24,205	15,569
Deferred cost of revenue	146	1,141
Total current assets	344,075	284,157
Property and equipment, net	17,122	23,698
Goodwill	57,770	57,855
Intangible assets, net	679	821
Restricted cash	1,162	620
Other assets	17,373	11,576
Total assets	$438,181	$378,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,562	$19,694
Accrued compensation	31,150	28,992
Other accrued liabilities	32,742	22,448
Customer advances	20,395	22,896
Deferred revenue	78,332	75,404
Total current liabilities	192,181	169,434
Long-term liabilities:
Long-term other liabilities	9,646	8,608
Deferred revenue	26,639	20,976
Long-term debt	159,844	131,077
Total liabilities	388,310	330,095
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2019 and June 30, 2018, respectively; issued and outstanding: 88,521,511 and 86,129,256 shares at June 30, 2019 and June 30, 2018, respectively	89	86
Additional paid-in-capital	535,332	521,738
Accumulated other comprehensive income (loss)	(10)	1,093
Accumulated deficit	(485,540)	(474,285)
Total stockholders' equity	49,871	48,632
Total liabilities and stockholders’ equity	$438,181	$378,727

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended June 30,
	2019	2018	2017
Net revenue:
Products	$196,665	$183,898	$179,611
Services	222,120	220,999	203,803
Total net revenue	418,785	404,897	383,414
Cost of revenue:
Cost of products	116,711	103,038	113,357
Cost of services	139,423	140,164	128,716
Total cost of revenue	256,134	243,202	242,073
Gross profit	162,651	161,695	141,341
Operating expenses:
Research and development	56,493	57,251	49,921
Selling and marketing	55,998	60,105	57,477
General and administrative	49,577	48,136	43,766
Total operating expenses	162,068	165,492	151,164
Income (loss) from operations	583	(3,797)	(9,823)
Other expense, net	(14,927)	(19,224)	(18,718)
Loss before provision for income taxes	(14,344)	(23,021)	(28,541)
Provision for income taxes	2,086	878	1,038
Net loss	$(16,430)	$(23,899)	$(29,579)
Net loss per share—basic and diluted	$(0.19)	$(0.28)	$(0.36)
Weighted average common shares used in computing net loss per share:
Basic and diluted	87,465	84,893	82,495
Net loss	$(16,430)	$(23,899)	$(29,579)
Foreign currency translation adjustment	(247)	83	33
Reclassification adjustments on available for sale investments, net of tax	—	89	(74)
Change in defined benefit pension obligation	(856)	973	949
Comprehensive loss	$(17,533)	$(22,754)	$(28,671)

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2016	81,378,208	$81	$481,346	$(960)	$(420,807)	$59,660
Exercise of Stock options, net	112,482	—	463	—	—	463
Issuance of restricted stock	1,709,957	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	870,037	1	3,345	—	—	3,346
Share-based compensation	—	—	13,154	—	—	13,154
Tax withholding upon vesting of restricted stock units	(330,880)	—	(1,419)	—	—	(1,419)
Net loss	—	—	—	—	(29,579)	(29,579)
Cumulative translation adjustment	—	—	—	33	—	33
Unrealized (loss) on investments, net of tax	—	—	—	(74)	—	(74)
Change in defined benefit pension obligation	—	—	—	949	—	949
Balance at June 30, 2017	83,739,804	$84	$496,887	$(52)	$(450,386)	$46,533
Exercise of Stock options, net	108,800	—	437	—	—	437
Issuance of restricted stock	1,166,776	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	921,583	1	3,333	—	—	3,334
Share-based compensation	—	—	12,289	—	—	12,289
Tax withholding upon vesting of restricted stock units	(61,536)	—	(293)	—	—	(293)
Retirement of Convertible Senior Notes	253,829	—	288	—	—	288
Allocated transaction cost in debt issuance	—	—	8,798	—	—	8,798
Net loss	—	—	—	—	(23,899)	(23,899)
Cumulative translation adjustment	—	—	—	83	—	83
Reclassification adjustments on available for sale investments, net of tax	—	—	—	89	—	89
Change in defined benefit pension obligation	—	—	—	973	—	973
Balance at June 30, 2018	86,129,256	$86	$521,738	$1,093	$(474,285)	$48,632
Exercise of Stock options, net	114,932	—	489	—	—	489
Issuance of restricted stock	1,491,379	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	911,741	1	3,021	—	—	3,022
Share-based compensation	—	—	10,086	—	—	10,086
Tax withholding upon vesting of restricted stock units	(125,797)	—	—	—	—	—
Adoption of new revenue recognition standard	—	—	—	—	5,175	5,175
Net loss	—	—	—	—	(16,430)	(16,430)
Cumulative translation adjustment	—	—	—	(247)	—	(247)
Change in defined benefit pension obligation	—	—	—	(856)	—	(856)
Balance at June 30, 2019	88,521,511	$89	$535,332	$(10)	$(485,540)	$49,871

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(16,430)	$(23,899)	$(29,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,491	9,732	18,043
Share-based compensation	10,601	12,289	13,629
Amortization of debt issuance costs	1,528	1,629	3,785
Amortization and accretion of discount and premium on investments	—	(15)	67
Loss on sales of investments	—	171	—
Accretion of interest on debt	3,371	3,376	4,052
Provision for (recovery of) bad debt, net	3,681	(73)	119
Provision for write-down of inventories	2,340	1,603	2,253
(Gain) loss on disposal of property and equipment	2,588	(8)	8
Loss on extinguishment of debt	—	3,452	—
Gain on termination of lease obligation	(1,007)	—	—
Provision (benefit) for deferred income taxes	(86)	30	(268)
Changes in assets and liabilities:
Accounts receivable, short and long-term	(46,165)	7,223	(15,732)
Inventories	(14,165)	(8,685)	7,675
Prepaid expenses and other assets	(13,049)	4,209	(4,437)
Deferred cost of revenue, short and long-term	531	2,422	3,321
Accounts payable	9,456	2,002	2,189
Accrued liabilities	10,857	1,577	8,316
Customer advances	(2,549)	6,189	(5,158)
Deferred revenues, short and long-term	8,366	(4,893)	(8,663)
Net cash provided by (used in) operating activities	(29,641)	18,331	(380)
Cash flows from investing activities
Purchases of property and equipment, net	(4,311)	(6,276)	(5,031)
Purchase of intangible assets	—	(333)	(333)
Purchases of investments	—	(5,940)	(14,992)
Sales and maturities of investments	—	30,315	38,179
Net cash provided by (used in) investing activities	(4,311)	17,766	17,823
Cash flows from financing activities
Proceeds from employee stock plans	3,927	4,389	3,786
Taxes paid related to net share settlement of equity awards	—	(293)	(1,419)
Payments made to note and loan holders	—	(69,797)	(105,158)
Proceeds from debt, net of costs	19,968	66,111	48,253
Borrowings (repayments) under Revolving Credit Facility, net	4,578	(27,863)	—
Net cash provided by (used in) financing activities	28,473	(27,453)	(54,538)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	124	(346)	197
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,355)	8,298	(36,898)
Cash, cash equivalents and restricted cash at beginning of period	93,533	85,235	122,133
Cash, cash equivalents and restricted cash at end of period	$88,178	$93,533	$85,235
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,191	$1,460	$4,458
Cash paid for interest	$9,761	$9,187	$9,927
Non-cash financing activities:
Exchange of Convertible Notes	$—	$6,641	$—
Modification of Revolving Credit Facility	$—	$1,997	$—
Non-cash investing activities:
Unpaid purchase of property and equipment at end of year	$235	$399	$210
Unpaid purchase of intangible assets at end of year	$—	$—	$667
Transfers from inventory to property and equipment	$1,170	$174	$1,395

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

The fair value measurement footnote disclosure for the year ended June 30, 2018 was revised to correct an error in the presentation of the fair value for the 3.75% convertible notes. As a result, the fair value was increased by $15.9 million. The supplemental financial information footnote for the year ended June 30, 2018, was revised to correct an error in the presentation of unbilled fees and services. As a result, unbilled fees and services was increased by $0.6 million. These revisions have no impact on the consolidated balance sheet as of June 30, 2018 and the consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended.

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

Fair Value Measurements

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable and accounts payable are approximately equal to their respective fair values due to the relatively short‑term nature of these instruments. Also refer to Note 8, Fair Value Measurements, for further details.

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

The Company had no customer that represented 10% or more of total net revenue for the years ended June 30, 2019, 2018 and 2017. The Company had one customer at June 30, 2019 and no customer at June 30, 2018 that accounted for more than 10% of accounts receivable, net.

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

Inventories

Inventories are stated at the lower of cost (on a first‑in, first‑out basis) or net realizable value. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management.

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. The Company’s revenue consists of product revenue resulting from the sale of systems, system upgrades and service revenue. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and its customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on the consideration specified in the contract with each customer, net of any discounts and taxes collected from customers that are remitted to government authorities.

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

The Company’s products are generally sold without a right of return, and the Company’s contracts generally provide a fixed transaction price. The Company may offer incentives in the form of discounts, including volume system discounts, which are included in the contract and used to calculate the final fixed price of the arrangement. These discounts may pertain to all performance obligations in a specific contract or may be allocated to a specific performance obligation. The Company also from time to time offers extended payment terms beyond one year and commissions or other forms of payment to customers. The Company estimates a financing component in transactions with payment terms extending beyond one year. This financing component is recognized as financing income at the time payment is received. The Company applies the practical expedient to not adjust for a significant financing component if the gap between payment and delivery was expected, at the contract inception, to be less than one year.

The Company offers customers the opportunity to trade in their older systems for credit towards the purchase of a new system. The Company generally does not provide specifc trade-in prices or upgrade rights at the time of purchase of the original system. Trade-in or upgrade transactions are based on the then fair value of the system and are separately negotiated taking into consideration circumstances existing at the time of the trade-in or upgrade. Accordingly, trade-ins and upgrades are not considered separate performance obligations in system sales agreements. Traded-in systems generally can be reconditioned and may be resold. The Company accounts for the fair value of the traded-in system in the total consideration in the arrangement by including the net realizable value of the traded-in system less a normal profit margin.

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

The Company recognizes revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products and upgrades. Service revenue is recognized over the term of the service period as the customer benefits from the services throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed. Services recognized over a period of time comprise a single stand-ready performance obligation satisfied over time as our customers simultaneously receive and consume benefits from the Company's performance. This performance obligation constitutes a series of services that are substantially the same and provided over time using the same measure of progress. Revenues derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer when the Company expects to generate future economic benefits from the related revenue-generating contracts. The Company capitalizes incremental contract acquisition costs, and amortizes such costs over a five year period, the period which the Company expects to benefit, based on historical service renewal rates, and expectations of future customer renewals. Most of the Company’s contract costs are associated with its internal sales force compensation program and a portion of its employee bonus program. The Company capitalizes and presents these contract assets in Prepaid expenses and other current assets and Other assets on its consolidated balance sheets. These contract assets are amortized over a period of five years commencing upon the initial transfer of control of the system to the customer. The amortization of these contract assets is included in cost of sales, research and development, sales and marketing, and general and administrative expenses based on department headcount allocations in the consolidated statements of operations. The pattern of amortization is commensurate with the pattern of transfer of control of the performance obligations to the customer. The Company elected to use the practical expedient in ASC 340-40-25-4 and expense as incurred commissions related to service renewals and upgrades because the contract term is less than a year.

The Company invoices its customers based on the billing schedules in its sales arrangements. Payment terms vary from 30 to 90 days, or longer, from the date of invoice. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms. Deferred revenue for periods presented primarily relates to service contracts where the service fees are billed up-front, generally quarterly or annually, prior to services being performed. The associated deferred revenue is generally recognized over the term of the service period. The Company did not have any significant impairment losses on its contract assets for any period presented.

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

Customer Advances

Customer advances represent payments made by customers in advance of product shipment. In general, customer advances are required for a contract to be recognized in our backlog.

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

Goodwill and Purchased Intangible Assets

Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company’s closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. The Company adopted the new accounting guidance that simplifies the testing for goodwill impairment in the first quarter of fiscal 2019. Refer to Note 2, Recent Accounting Pronouncements. There was no impairment of goodwill identified in the fiscal years ended June 30, 2019, 2018 and 2017.

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

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.5 million, $0.4 million and $0.4 million for the years ended June 30, 2019, 2018 and 2017, respectively, and are included in selling and marketing expense in the consolidated statements of operations.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows (in thousands):

	Years Ended June 30,
	2019	2018	2017
Numerator:
Net loss used to compute basic and diluted loss per share	$(16,430)	$(23,899)	$(29,579)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	87,465	84,893	82,495

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti‑dilutive. Additionally, the 3.75% Convertible Notes due August 2022 (the “3.75% Convertible Notes”), the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”), the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 are included in the calculation of diluted net income per share only if their inclusion is dilutive for periods during which the notes were outstanding.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti‑dilutive (in thousands):

	As of June 30,
	2019	2018	2017
Stock options	5,220	2,684	2,463
RSUs, PSUs and MSUs	3,725	5,159	5,227
3.50% Convertible Notes	—	—	8,378
	8,945	7,843	16,068

Outstanding Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and the 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. The 3.50% Series A Convertible Notes were retired in February 2018. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes outstanding as of June 30, 2019, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

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

The Company completed its assessment of the impact this guidance has on its consolidated financial statements and related disclosures. Based on that assessment, the Company concluded the significant impact areas were recognizing revenue from sales of systems at the time of transfer of control, which is generally upon delivery, the capitalization and amortization of incremental costs of obtaining a contract, primarily related to certain bonuses and sales commissions, change in SSP and the removal of software revenue recognition rules along with the elimination of revenue deferral for cash basis customers. Under the new standards, the Company capitalizes incremental contract acquisition costs, such as certain bonuses and sales commissions, and amortizes such costs over the period which the Company benefits, as estimated by management, which may extend beyond the initial contract term. The Company amortizes capitalized bonuses and sales commissions over a period of five years commencing upon the initial transfer of control of the system to the customer. The pattern of amortization is commensurate with the pattern of transfer of control of the performance obligations to the customer. The Company elected to use the practical expedient in ASC 340-40-25-4 and expense commissions related to service renewals and upgrades with a renewal contract term of one year or less as incurred. The Company recorded a net reduction to opening accumulated deficit of $5.1 million, net of tax, as of July 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to the deferral of incremental costs to obtain contracts.

Under ASC 606, product revenue for direct sales are accelerated to reflect transfer of control upon delivery while an element of installation is deferred until performed. Prior to the adoption of ASC 606, the Company deferred revenue until installation had occurred. The revenue recognition method for indirect sales and service revenues is unchanged under the new guidance.

Refer to Note 3, Revenue, to the Consolidated Financial Statement on this Annual report for the detailed impact of adopting ASC 606.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02 or Topic 842), which requires lessees to recognize right-of-use (ROU) assets and lease liabilities arising from operating and financing leases with terms longer than 12 months in the consolidated balance sheets and to disclose key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements (ASU 2016-02 or Topic 842)" allowing an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with comparative prior periods not being restated. The new standard, including subsequent amendments is effective for our interim and annual periods beginning July 1, 2019. The Company will adopt the new guidance in the first quarter of fiscal year 2020 using the alternative modified transition basis, thereby recognizing the cumulative effect of initially applying Topic 842 as an adjustment to opening balance sheet on the adoption date, without revising the balances in comparative periods. The Company plans to elect the package of transitional practical expedients allowing, among other provisions, the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct cost, for any existing leases on the adoption date. For the facility and car leases, the Company intends to elect to account for lease and non-lease components as a single lease component. The Company intends to make an accounting policy election not to record leases that, at the lease commencement date, have a lease term of 12 months or less on the balance sheet. The Company has substantially completed its evaluation of the new lease guidance implementation and assessed the effect of the adoption on its consolidated financial statements. In connection with the adoption of the new guidance, the Company expects to recognize ROU asset ranging from $29.6 million to $31.6 million and lease liability ranging from $33.5 million to $35.5 million in its balance sheet as of July 1, 2019, with no impact to its results of operations and cash flows. The difference between the leased assets and lease liabilities represents the net position of existing prepaid rent and deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which will be effectively reclassified upon adoption to reduce the measurement of the leased assets. The Company believes that substantially all of its undiscounted future minimum operating lease commitments based on its current lease portfolio that were not recognized on its consolidated balance sheet as of June 30, 2019 but disclosed in Note 9 to the consolidated financial statements, will be subject to the new standard.

Note 3. Revenue

On July 1, 2018, the Company adopted ASC 606 electing the modified retrospective method for contracts that were still open as of July 1, 2018. Results for reporting periods after July 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC 605.

The beginning net cumulative-effect adjustment to retained earnings for the adoption of ASC 606 is as follows:

	Balance at	Adjustment Due to	Balance as Reported at
(Dollars in thousands)	July 1, 2018	ASC 606	June 30, 2018
Assets:
Account receivable, net	$66,251	$257	$65,994
Deferred cost of revenue - current	677	(464)	1,141
Prepaid expenses and other current assets	16,239	670	15,569
Other assets	17,416	5,840	11,576
Liabilities and Stockholders' Equity:
Other accrued liabilities	23,059	611	22,448
Deferred revenue - current	75,515	111	75,404
Long-term other liabilities	9,075	467	8,608
Accumulated deficit	(469,171)	5,114	(474,285)

Select consolidated balance sheets line items, which reflect the adoption of ASC 606 are as follows:

	June 30, 2019
(Dollars in thousands)	As Reported	Adjustments	Balances Without Adoption
Assets:
Account receivable, net	$111,885	$6,568	$105,317
Deferred cost of revenue - current	146	(20,124)	20,270
Prepaid expenses and other current assets	24,205	3,508	20,697
Other assets	17,373	6,893	10,480
Liabilities and Stockholders' Equity:
Other accrued liabilities	32,742	760	31,982
Deferred revenue - current	78,332	(31,220)	109,552
Long-term other liabilities	9,646	1,200	8,446
Accumulated deficit	(485,540)	26,104	(511,644)

Select consolidated statements of operations and comprehensive loss line items for the year ended June 30, 2019, which reflect the adoption of ASC 606 are as follows:

	Year Ended June 30, 2019
(Dollars in thousands)	As Reported	Adjustments	Balances Without Adoption
Net revenue	$418,785	$37,861	$380,924
Cost of goods sold	256,134	19,257	236,877
Other expense, net	14,927	(622)	15,549
Research and development	56,493	(307)	56,800
Selling and marketing	55,998	(1,108)	57,106
General and administrative	49,577	(657)	50,234
Provision for income taxes	2,086	308	1,778
Net loss	(16,430)	20,990	(37,420)
Net loss per share - basic and diluted	$(0.19)	$0.23	$(0.42)

The adoption of ASC 606 had no impact to net cash from or used in operating, investing or financing activities in the Company's consolidated statements of cash flows.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in trade, unbilled receivables, and deferred revenues on the consolidated balance sheets. The Company may offer longer or extended payments of more than one year for qualified customers in some circumstances. At times, revenue recognition occurs before the billing, resulting in an unbilled receivable, which represents a contract asset. The contract asset is a component of accounts receivable and other assets for the current and non-current portions, respectively.

When the Company receives advances or deposits from customers before revenue is recognized, this results in a contract liability. It can take up to two and half years from the time of order to revenue recognition due to the Company’s long sales cycle.

Changes in the contract assets and contract liabilities are as follows:

	June 30, 2019	July 1, 2018	Change
(Dollars in thousands)	Amount	Amount	$	%
Assets:
Unbilled accounts receivable – current (1)	$5,260	$3,218	2,042	63
Interest receivable – current (2)	361	—	361	100
Long-term accounts receivable (3)	4,116	6,833	(2,717)	(40)
Interest receivable – non-current (3)	1,255	611	644	105
Liabilities:
Customer advances	20,395	22,896	(2,501)	(11)
Deferred revenue – current	78,332	75,515	2,817	4
Deferred revenue – non-current	26,639	20,976	5,663	27

(1)	Included in accounts receivable on consolidated balance sheets
(2)	Included in prepaid expenses and other current assets on consolidated balance sheets
(3)	Included in other assets on consolidated balance sheets

During fiscal 2019, contract assets changed primarily due to the contractual timing of billings occurring after the revenues were recognized and payment terms exceeding 12 months. Contract liabilities changed due to timing of system sales for which the warranty has not yet started and was deferred.

Changes in deferred revenue from contracts with customers are as follows:

Year Ended
(Dollars in thousands)	June 30, 2019
Balance at beginning of period	$96,491
New billings	427,264
Recognition of deferred revenue from opening balance	(78,614)
Recognition of new additions	(340,170)
Balance at end of period	$104,971

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

As of June 30, 2019, total remaining performance obligations amounted to $863.8 million. Of this total amount, $84.5 million related to long-term warranty and service, which is expected to be recognized over the remaining warranty period for systems that have been delivered. For systems that have been delivered but not yet installed, management estimates the timing of installation since warranty starts upon installation.

The following table represents the Company's remaining performance obligations related to long-term warranty and service as of June 30, 2019 and the estimated revenue expected to be recognized:

	Fiscal years of revenue recognition
(Dollars in thousands)	2020	2021	2022	Thereafter
Long-term warranty and service	$32,853	$27,361	$13,333	$10,964

For the remaining $779.3 million of performance obligations, the Company estimates 22% to 31% will be recognized in the next 12 months, and the remaining 69% to 78% will be recognized in the 30 months thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. Based on historical cancellation, about 17% to 27% of the Company’s contracts may never result in revenue due to cancellation.

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

The opening balance of capitalized costs to obtain a contract was $5.9 million as of July 1, 2018. As of June 30, 2019, the balance of capitalized costs to obtain a contract was $8.4 million. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred a $0.5 million impairment loss for the periods presented. During the year ended June 30, 2019, the Company recognized $2.2 million in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Consolidated Balance Sheet

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2019	June 30, 2018
Accounts receivable	$107,230	$63,027
Unbilled fees and services	5,260	3,218
	112,490	66,245
Less: Allowance for doubtful accounts	(605)	(251)
Accounts receivable, net	$111,885	$65,994

The Company received payment or had credits of $0.2 million and added $0.6 million to the allowance for doubtful accounts in fiscal 2019. The Company received payment or had credits of $0.2 million, added $0.1 million and wrote off $0.1 million from the allowance for doubtful accounts in fiscal 2018.

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and sales‑type leases, totaled $4.3 million and $6.9 million at June 30, 2019 and 2018, respectively, and are included in Other Assets in the consolidated balance sheets. The $4.3 million in financing receivables at June 30, 2019 related to contractual maturities of more than one year. Of the $6.9 million in financing receivables at June 30, 2018, $1.0 million related to sales‑type leases with customers while the remaining $5.9 million related to contractual maturities of more than one year. The Company evaluates the credit quality of an obligor at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of June 30, 2019. Based upon such assessment, the Company recorded adjustments of $3.6 million and less than $0.1 million to the allowance for credit losses related to such financing receivables as of June 30, 2019 and as of June 30, 2018, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

June 30, 2019	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$—	$13,288	$13,288
Residual value	—	—	—
Unearned income	—	(1,535)	(1,535)
Allowance for credit loss	—	(3,582)	(3,582)
Total, net	$—	$8,171	$8,171
Reported as:
Current	$—	$3,902	$3,902
Non-current	—	4,269	4,269
Total, net	$—	$8,171	$8,171

June 30, 2018	Lease Receivables	Financed Service Contracts and Other	Total
Gross	$1,588	$8,009	$9,597
Residual value	—	—	—
Unearned income	(137)	—	(137)
Allowance for credit loss	—	—	—
Total, net	$1,451	$8,009	$9,460
Reported as:
Current	$432	$2,139	$2,571
Non-current	1,019	5,870	6,889
Total, net	$1,451	$8,009	$9,460

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults. There are no future minimum lease payments to be received as of June 30, 2019.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2019	June 30, 2018
Raw materials	$40,966	$37,144
Work-in-process	18,152	17,703
Finished goods	61,705	53,693
Inventories	$120,823	$108,540

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2019	June 30, 2018
Furniture and fixtures	$2,728	$2,927
Computer and office equipment	11,183	11,315
Software	11,236	11,307
Leasehold improvements	25,741	25,423
Machinery and equipment	45,472	47,065
Construction in progress	1,658	5,629
	98,018	103,666
Less: Accumulated depreciation	(80,896)	(79,968)
Property and equipment, net	$17,122	$23,698

Depreciation and amortization expense related to property and equipment for the years ended June 30, 2019, 2018 and 2017 was $8.1 million, $9.6 million and $10.3 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign Currency Items	Unrealized Gains and (Losses) on Available-for- Sale Securities	Change in Defined Pension Benefit Obligation	Total
Balance at June 30, 2017	$1,154	$(89)	$(1,117)	$(52)
Other comprehensive income	83	89	973	1,145
Balance at June 30, 2018	$1,237	$—	$(144)	$1,093
Other comprehensive (loss)	(247)	—	(856)	(1,103)
Balance at June 30, 2019	$990	$—	$(1,000)	$(10)

Consolidated Statements of Operations

Other expense, net consisted of the following (in thousands):

	Years Ended June 30,
(in thousands)	2019	2018	2017
Interest expense	$(15,084)	$(14,959)	(17,302)
Foreign currency transaction loss	(665)	(986)	(1,267)
Other (expense) income	822	(3,279)	(149)
Total other expense, net	$(14,927)	$(19,224)	$(18,718)

Note 5. Goodwill and Purchased Intangible Assets

Goodwill

Goodwill as of June 30, 2019 and 2018 and changes in the carrying amount of goodwill for the respective periods are as follows (in thousands):

	As of June 30,
	2019	2018
Balance at the beginning of the period	$57,855	$57,812
Currency translation	(85)	43
Balance at the end of the period	$57,770	$57,855

In fiscal 2019, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

The Company’s intangible assets associated with purchased patent license are as follows (in thousands):

		As of June 30, 2019			As of June 30, 2018
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	7	$1,000	$(321)	$679	$1,000	$(179)	$821

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. The Company did not identify any triggering events that would indicate potential impairment of its definite‑lived intangible and long‑lived assets as of June 30, 2019 and 2018.

Amortization expense related to purchased intangible assets was $0.1 million, $0.1 million and $7.7 million for the years ended June 30, 2019, 2018 and 2017, respectively.

The estimated future amortization expense of purchased intangible assets as of June 30, 2019 is as follows (in thousands):

Year Ending June 30,	Amount
2020	143
2021	143
2022	143
2023	143
2024	107
$679

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

The Company had no available-for-sale securities at June 30, 2019 or 2018.

The Company held zero positions as of June 30, 2018 that were in an unrealized loss position. Gross realized gains and gross realized losses were insignificant for the years ended June 30, 2018 and 2017.

Note 7. Derivative Financial Instruments

The Company utilizes foreign currency forward contracts with reputable financial institutions to manage its exposure of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash, customer receivables and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. The Company intends to exchange foreign currencies for U.S. Dollars at maturity. There were no outstanding foreign currency forward contracts at the end of fiscal years 2019 and 2018.

The following table shows the effect of forward contracts not designated as hedging instruments and foreign currency transactions gains and losses, which were included in “Other expense, net” on the consolidated statements of operations in fiscal years (in thousands):

	Years ended June 30,
	2019	2018	2017
Foreign currency exchange gain (loss) on foreign contracts	$17	$(2,461)	$(1,322)
Foreign currency transactions gain (loss)	(682)	1,475	55

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

The Company had cash of $76.8 million and $83.1 million at June 30, 2019 and June 30, 2018, respectively.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the 3.75% Convertible Notes (collectively the “Notes”) are not readily available. The Revolving Credit Facility and the Term Loan (collectively, the “Credit Facilities”) are valued at market interest rates, which it considers to be a level 2 fair value measurement. The carrying value of these financial instruments approximate its estimated fair value as there have not been significant changes in the Company’s credit quality or capital markets that would suggest changes in interest rates since these Credit Facilities were amended in May 2019.

The following table summarizes the carrying value and estimated fair value of Credit Facilities and Notes (in thousands):

	June 30, 2019		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$72,730	$84,227	$69,382	$86,666
Term Loan Facility	58,849	58,849	38,010	38,010
Revolving Credit Facility	28,265	28,265	23,685	23,685
Total	$159,844	$171,341	$131,077	$148,361

Note 9. Commitments and Contingencies

Operating Lease and Long‑term Debt Commitments

The Company leases office and manufacturing space under non‑cancelable operating leases with various expiration dates through June 2025. Rent expense was $8.3 million, $9.2 million and $8.6 million for the years ended June 30, 2019, 2018 and 2017, respectively. The terms of some of the facility leases provide for rental payments on a graduated scale. For these leases, the Company recognizes rent expense on a straight‑line basis over the lease period, and has accrued for rent expense incurred but not paid.

The Company is also required to make semi‑annual interest payments on the Existing 3.75% Convertible Notes, and monthly interest payments on the Revolving Credit Facility and Term Loan. See Note 10, Debt, for details.

Future minimum lease payments under non‑cancelable operating lease agreements and long‑term principal and interest on the 3.75% Convertible Notes and Credit Facilities as of June 30, 2019 are as follows (in thousands):

Year Ending June 30,	Operating Leases	Long-Term Debt (1)
2020	$8,675	$9,807
2021	7,352	11,487
2022	7,159	29,086
2023	7,161	109,414
2024	5,118	51,672
Thereafter	2,610	—
Total	$38,075	$211,466

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

In January 2019, the Company, through its wholly-owned subsidiary, Accuray Asia, entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China.

The Company, through Accuray Asia, expects to make an initial capital contribution to the JV in stages, to be completed by December 31, 2019 in the form of in-kind contributions consisting of components for two full radiation oncology systems from our inventory in exchange for a 49% equity interest in the joint venture. Any remaining amount of capital contributions due, if not satisfied by such in-kind contributions, will be made by us, through Accuray Asia, in accordance with the schedule set by the board of directors of the JV.

Royalty Agreement

The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each TomoTherapy System sold that includes the licensed technology. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligation of $0.3 million per year, or if the Company commits any breach of the license agreement’s covenants. The Company recorded royalty costs of $0.6 million, $0.5 million and $0.5 million for the years ended June 30, 2019, 2018 and 2017, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had accrued liabilities of approximately $0.2 million and $0.2 million at June 30, 2019 and 2018, respectively, related to this agreement.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2019.

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of June 30, 2019, approximately $85.0 million aggregate principal amount was outstanding.

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

In December 2017, concurrently with the Term Loan Agreement (as defined below), the Company entered into an amendment to the Credit Agreement (the “Amendment” and, collectively with the Credit Agreement, the “Amended Credit Agreement”). The Amendment reduced the maximum borrowings under the Revolving Credit Facility to $32.0 million and extended the maturity date of the Revolving Credit Facility to December 15, 2022.

In July 2018, the Company amended both the Amended Credit Agreement and the Term Loan Agreement. The amendments provide for, among other things, adjustments to the Fixed Charge Coverage Ratio such that in the case of the Defined Periods (as defined in the Amended Credit Agreement and the Term Loan Agreement) for (i) the fiscal quarter ending June 30, 2018 as well as (ii) the fiscal quarter ending March 31, 2019, the Fixed Charge Coverage Ratio is not less than 0.75 to 1.00 and 0.50 to 1.00, respectively. Other significant terms remain unchanged.

In December 2018, the Company amended the Amended Credit Agreement (“Amendment 3”) which, among other things, updated the calculation of the deferred revolving loan origination fee such that it is based on the amount of time elapsed from the effective date of Amendment 3. Other significant terms remain unchanged.

In May 2019, the Company amended the Amended Credit Agreement to, among other things, decrease the interest rate from 90-day LIBOR plus 4.50% to 90-day LIBOR plus 3.50% and extend the maturity date to May 30, 2024 and update the calculation of the deferred revolving loan origination fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on the consolidated balance sheet as of June 30, 2019. As of June 30, 2019, approximately $28.3 million of aggregate principal amount was outstanding under the Revolving Credit Facility, and $1.1 million of unamortized debt costs associated with the Revolving Credit Facility was included in other assets on the condensed consolidated balance sheet.

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

In May 2019, the Company amended the Term Loan Agreement to, among other things, increase the loan tranch 2 commitment by $0.5 million, extend the maturity date to May 30, 2024, decrease the annual interest rate from 6.75% plus 90-day LIBOR to 5.50% plus 90-day LIBOR, and modify the calculation prepayment fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. The Company accounted for the amendment as a modification of existing debt and recorded approximately $1.5 million of debt discount costs associated with the amendment against long-term debt on the consolidated balance sheets as of June 30, 2019.

As of June 30, 2019, approximately $63.0 million aggregate principal amount was outstanding.

The following table presents the carrying value of all Credit Facilities and 3.75% Convertible Notes (in thousands):

	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount	$28,265	$85,000	$63,031	$176,296
Unamortized debt costs	—	(2,687)	(1,231)	(3,918)
Unamortized debt discount	—	(9,583)	(2,951)	(12,534)
Net carrying amount	$28,265	$72,730	$58,849	$159,844

A summary of interest expense on the Credit Facilities and Notes is as follows (in thousands):

	Year ended June 30,
	2019	2018	2017
Interest expense related to contractual interest coupon	$10,185	$9,953	$9,465
Interest expense related to amortization of debt discount	3,370	3,377	4,052
Interest expense related to amortization of debt issuance costs	1,529	1,629	3,785
Total	$15,084	$14,959	$17,302

Note 11. Shareholders’ Equity

At June 30, 2019, the Company had 8.9 million shares of common stock reserved for issuance under the stock incentive plans and the employee stock purchase plan.

Note 12. Stock Incentive Plan and Employee Stock Purchase Plan

As of June 30, 2019, the Company had three outstanding stock incentive plans: the 2016 Equity Incentive Plan, or the 2016 Plan; the 2007 Incentive Award Plan, or the 2007 Plan; and the 1998 Stock Incentive Plan, or the 1998 Plan. The 2016 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, performance units, and restricted stock units, or RSUs. The vesting of RSUs granted under the 2016 Plan are primarily service‑based (over the requisite service period) while the vesting of performance units granted under the 2016 Plan are primarily performance‑based, or PSUs, or market‑based, or MSUs. Only employees of the Company are eligible to receive incentive stock options. Non‑employees may be granted non‑qualified stock options.

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

As of June 30, 2019, the 2007 Plan and the 1998 Plan each continued to remain in effect; however, the Company can no longer grant equity awards under such plans.

The following table summarizes the share‑based compensation charges included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Years ended June 30,
	2019	2018	2017
Cost of revenue	$1,666	$1,866	$1,991
Research and development	1,773	2,312	2,490
Selling and marketing	2,081	1,390	2,827
General and administrative	5,081	6,721	6,321
Total	$10,601	$12,289	$13,629

The amount of capitalized share‑based compensation costs as components of inventory was insignificant at June 30, 2019, 2018 and 2017.

Stock Options

The fair value of each option is estimated at the date of grant using the Black‑Scholes option pricing formula with the following assumptions:

	Years Ended June 30,
	2019	2018	2017
Risk–free interest rate	1.94% - 2.81%	1.98%	1.76%
Dividend yield	—%	—%	—%
Expected term	5.31 - 5.51	5.25	5.12
Expected volatility	47.0% - 47.1%	43.9%	46.4%

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

A summary of option activity under the Company’s incentive plan during the fiscal years is presented below (in thousands except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balance at June 30, 2016	2,377	8.00	3.97	$452
Options granted	760	5.05
Options exercised	(113)	5.18
Options forfeited/expired	(561)	13.38
Balance at June 30, 2017	2,463	6.05	5.42	$191
Options granted	795	4.12
Options exercised	(109)	4.02
Options forfeited/expired	(465)	7.76
Balance at June 30, 2018	2,684	5.26	6.16	$60
Options granted	3,359	4.09
Options exercised	(115)	4.26
Options forfeited/expired	(708)	5.51
Balance at June 30, 2019	5,220	4.50	7.97	$11
Vested or Expected to vest at June 30, 2019	4,427	4.56
Exercisable at June 30, 2019	1,383	$5.50

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value (the difference between the fair value of the Company’s common stock on June 28, 2019 of $3.87 and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised on June 30, 2019. The total intrinsic value of options exercised in the years ended June 30, 2019, 2018 and 2017 was approximately $0.1 million, $0.1 million and $0.1 million, respectively.

During the years ended June 30, 2019, 2018 and 2017, the Company recognized $1.4 million, $0.6 million and $0.5 million, respectively, of share‑based compensation expense for stock options granted to employees.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid‑in capital. Upon adoption of ASU 2016-09 on July 1, 2017, the benefit are recognized against income taxes. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2019, 2018 and 2017.

As of June 30, 2019, there was approximately $6.7 million of unrecognized compensation cost net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 3.25 years.

The following table summarizes information about outstanding and exercisable options at June 30, 2019 (in thousands, except years and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.71 – 4.00	584,809	8.27	$3.97	235,615	$4.00
$4.01 – 4.01	77,796	2.27	4.01	77,796	4.01
$4.10 – 4.10	3,291,100	9.42	4.10	—	—
$4.23 – 5.38	529,375	7.41	5.05	332,192	5.05
$5.61 – 6.58	529,752	2.08	6.09	529,752	6.09
$6.63 – 6.96	191,772	2.74	6.87	191,772	6.87
$7.06 – 7.06	4,800	2.75	7.06	4,800	7.06
$7.70 – 7.70	2,333	2.83	7.70	2,333	7.70
$8.01 – 8.01	2,250	2.00	8.01	2,250	8.01
$8.89 – 8.89	6,000	1.83	8.89	6,000	8.89
Total Outstanding	5,219,987	7.97	$4.50	1,382,510	$5.50

Restricted Stock

The following table summarizes the activity of RSUs, PSUs and MSUs (in thousands, except fair value per share):

Unvested Restricted Stock	Restricted Stock Units	Performance Stock Units	Market Stock Units	Total Number of Shares Underlying Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2016	4,204	—	1,162	5,366	6.48
Granted	1,622	10	708	2,340	5.03
Vested	(1,534)	—	(176)	(1,710)	4.99
Cancelled/Forfeited	(408)	—	(361)	(769)	5.86
Unvested at June 30, 2017	3,884	10	1,333	5,227	5.75
Granted	1,529	53	654	2,236	4.40
Vested	(1,167)	—	—	(1,167)	6.24
Cancelled/Forfeited	(546)	—	(590)	(1,136)	5.87
Unvested at June 30, 2018	3,700	63	1,397	5,160	5.03
Granted	1,386	—	—	1,386	3.68
Vested	(1,481)	(10)	—	(1,491)	5.44
Cancelled/Forfeited	(521)	(53)	(756)	(1,330)	5.10
Unvested at June 30, 2019	3,084	—	641	3,725	$4.34

As of June 30, 2019, there was approximately $10.1 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted average period of 1.65 years.

Restricted Stock Units

The Company recognized $7.2 million, $7.8 million and $9.5 million of share‑based compensation expense, net of estimated forfeitures, related to RSUs during the years ended June 30, 2019, 2018 and 2017. The weighted average grant date fair value per share of RSUs was $3.68, $4.57 and $5.03 for the years ended June 30, 2019, 2018 and 2017, respectively. The aggregate fair market value of RSUs that vested during the year ended June 30, 2019 was $6.2 million.

Performance Stock Units

The Compensation Committee approved the grant of zero, 53,000 and 10,000 PSUs to select employees of the Company in the years ended June 30, 2019, 2018 and 2017, respectively. Of these PSUs, 10,000, zero and zero vested in the years ended June 30, 2019, 2018 and 2017, respectively, due to the achievement of the requisite performance targets while 53,000 were cancelled in the year ended June 30, 2019. No PSUs were cancelled in the years ended June 30, 2018 and 2017.

The Company recognized a benefit of $0.1 million and expense of $0.1 million, and zero, of share‑based compensation expense, net of estimated forfeitures, related to PSUs during the years ended June 30, 2019, 2018, and 2017, respectively.

Market Stock Units

The Compensation Committee approved the performance equity program, referred to as the market stock unit program, or MSU program, in October 2012. The Company’s MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company’s total stockholder return match or exceed that of the Russell 2000. Based on a sliding scale of how much the Company’s total stockholder return outperforms the Russell 2000 benchmark, the participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods. The Company uses a Monte‑Carlo simulation to calculate the fair value of the award on the grant date. The Compensation Committee approved the grant of zero, 0.6 million and 0.7 million MSUs to select employees of the Company in the years ended June 30, 2019, 2018 and 2017, respectively. Of these MSUs, zero, zero and 0.2 million vested in the years ending June 30, 2019, 2018 and 2017, respectively, due to the Company’s total stockholder return performance against the Russell 2000 index while 0.8 million, 0.6 million and 0.4 million MSUs were cancelled in the years ended June 30, 2019, 2018 and 2017, respectively.

The Company recognized $1.0 million, $2.6 million and $2.5 million of share‑based compensation expense, net of estimated forfeitures, related to MSUs during the years ended June 30, 2019, 2018 and 2017, respectively. There were no MSUs granted during the year ended June 30, 2019.  The weighted average grant date fair value per share of MSUs was $4.11, and $5.20 for the years ended June 30, 2018 and 2017, respectively. As of June 30, 2019, there was approximately $1.0 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs.

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

The Company estimates the fair value of ESPP shares at the date of grant using the Black‑Scholes option pricing model. The weighted average assumptions were as follows:

Years Ended June 30,
	2019	2018	2017
Risk–free interest rate	2.11% - 2.72%	1.07% –2.28%	0.49% – 0.70%
Dividend yield	—%	—%	—%
Expected term	0.5 - 1.0	0.5 – 1.0	0.5 – 1.0
Expected volatility	30.9% - 60.0%	31.3% – 51.1%	24.6% – 42.0%

The risk‑free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period; expected volatility was based on the historical volatility of the Company’s common stock; and the expected term was based upon the offering period of the ESPP. For the years ended June 30, 2019, 2018 and 2017, the Company recognized $1.1 million, $1.2 million and $1.2 million, respectively, of compensation expense related to its ESPP.

The Company issued 0.9 million and 0.9 million shares under the ESPP in fiscal 2019 and 2018, respectively, at a weighted average price per share of $3.31 and $3.62, respectively. As of June 30, 2019, total unrecognized compensation cost related to the ESPP plan was $0.6 million, which the Company expects to recognize over a weighted average period of 0.8 years.
Note 13. Income Taxes

Loss before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2019	2018	2017
Domestic	$(23,799)	$(30,747)	$(35,227)
Foreign	9,455	7,726	6,686
Total worldwide	$(14,344)	$(23,021)	$(28,541)

The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	32	63	14
Foreign	2,140	785	1,292
Total current	$2,172	$848	$1,306
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(86)	30	(268)
Total deferred	(86)	30	(268)
Total provision for income taxes	$2,086	$878	$1,038

Income tax payable was $1.6 million, $1.1 million and $1.2 million at June 30, 2019, 2018 and 2017, respectively. A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2019	2018	2017
U.S. federal taxes (benefit):
At federal statutory rate	$(3,012)	$(6,446)	$(9,988)
State tax, net of federal benefit	32	63	14
Share-based compensation expense	1,128	1,712	802
Debt extinguishment	—	967	—
Other non-deductible permanent items	486	702	771
R&D credits	(877)	(142)	(359)
Foreign taxes	(38)	(1,295)	(1,355)
Other	58	(228)	83
Transition Tax	—	3,348	—
Tax Cuts and Jobs Act	—	54,072	—
Global Intangible Low-Taxed Income	1,924	—	—
Change in valuation allowance	2,385	(51,875)	11,070
Total	$2,086	$878	$1,038

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	June 30,
	2019	2018
Deferred tax assets:
Federal and state net operating losses	$77,228	$77,870
Accrued expenses and reserves	7,497	6,290
Deferred revenue	2,897	2,985
R&D Credits	22,108	20,857
Share-based compensation expense	1,327	2,233
Capitalized research and development	3,343	3,988
Unicap	1,953	1,571
Fixed assets/intangibles	1,323	1,486
Section 163(j) interest	1,857	—
Other	1,582	1,650
Total deferred tax assets	121,115	118,930
Deferred tax liabilities:
Contract acquisition costs	(1,146)	—
Section 481 adjustment	—	(239)
Total deferred tax liabilities	(1,146)	(239)
Valuation allowance	(119,125)	(117,674)
Net deferred tax assets	$844	$1,017

As of June 30, 2019, the Company had approximately $330.9 million and $131.6 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2020 for state purposes. As of July 1, 2017, the Company adopted ASU 2016-09 and as a result recognized a stock compensation excess windfall that was converted into net operating losses deferred tax which did not materially affect the deferred tax balance.

In addition, as of June 30, 2019, the Company had federal and state research and development tax credits of approximately $20.6 million and $20.1 million, respectively. If not utilized, the federal research credits will begin to expire in 2020, the California research credits have no expiration date, and the other state research credits will begin to expire in 2020.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of our net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. Although ownership changes have occurred in the past, the carryovers should be available for utilization by the Company before they expire, provided the Company generates sufficient future taxable income. There were no equity financings in the current fiscal year that would result in an ownership change under Section 382. The Company will continue to monitor the changes in equity that would affect the tax attributes as reported.

Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against the combined domestic net deferred tax assets of Accuray and TomoTherapy because of uncertainty surrounding the realization of such deferred tax assets.

In December 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law which significantly amends the Internal Revenue Code of 1986, among other things reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, limits the tax deduction for interest expense to 30% of adjusted tax earnings, eliminates net operating loss carrybacks, and allows for federal net operating losses (“NOL”) to be carried over indefinitely for NOL generated after December 31, 2017.

As permitted by the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 ("SAB 118"), the Company has completed its accounting analysis based on the guidance, interpretations, and data available as of June, 30, 2019.  The Company has finalized its assessment of the transitional impacts of the Tax Act, which did not impact its tax expense for the fiscal year ended June 30, 2019. Any future legislative changes, as well as any other new or proposed Treasury regulations, which have yet to be issued, will continue to be assessed and evaluated.

The Tax Act has a requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount has been absorbed by net operating losses. The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

The Tax Act also enacted the Base Erosion and Anti-Abuse Tax (“BEAT”). The BEAT minimum tax under IRC Section 59A is applicable to the extent that the BEAT tax amount is greater than the regular corporate tax for a given year. This tax is applicable to companies with prior 3-year average annual gross receipts exceeding $500 million. The Company does not currently meet this threshold since its current average annual gross receipts is less than $500 million.

The Company continues to permanently re-invest its $39.7 million undistributed earnings of its foreign subsidiaries outside the U.S. Future repatriation of the Company's foreign earnings are subject to income taxes.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2019	2018	2017
Balance at beginning of year	$15,299	$15,819	$16,643
Tax positions related to current year:
Additions	934	823	1,190
Tax positions related to prior years:
Additions	580	—	299
Reductions	(533)	(1,343)	(2,313)
Balance at end of year	$16,280	$15,299	$15,819

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions with respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior year’s tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates that except for $0.01 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2019, the amount of gross unrecognized tax benefits was $16.3 million of which $14.4 million would not affect income tax expense before consideration of any valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2019 and 2018, the Company had approximately $0.06 million and $0.04 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the United States federal, various states and foreign jurisdictions. Due to tax attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 1999 and forward. The statutes of limitation with respect to the foreign jurisdictions where the Company files income tax returns vary from jurisdiction to jurisdiction and range from 3 to 10 years, and the material foreign jurisdictions are France, Switzerland, and Japan.

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

Note 14. Employee Benefit Plan

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax‑deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.1 million, $2.2 million and $2.0 million to the 401(k) Plan during the years ended June 30, 2019, 2018 and 2017, respectively.

Note 15. Defined Benefit Pension Obligation

The Company has established a defined pension plan for its employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year‑end measurement date for this plan. The unfunded liability of $3.3 million was recognized in long‑term other liabilities in the accompanying balance sheet as of June 30, 2019. Actuarial loss of $0.7 million was recognized in other comprehensive loss in fiscal 2019.

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension plan (in thousands):

	June 30,
	2019	2018
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$14,254	$13,979
Service cost	1,865	1,887
Interest cost	128	97
Plan participants’ contributions	1,818	1,878
Plan amendment	—	(108)
Actuarial (gain)/loss	742	(935)
Foreign currency changes	250	(470)
Benefit and expense payments	(1,480)	(2,074)
Benefit obligation—end of fiscal year	$17,577	$14,254
Change in plan assets:
Plan assets—beginning of fiscal year	$12,192	$11,293
Employer contributions	1,373	1,347
Actual return on plan assets	122	141
Plan participants’ contributions	1,818	1,878
Foreign currency changes	203	(393)
Benefit and expense payments	(1,480)	(2,074)
Plan assets—end of fiscal year	$14,228	$12,192
Funded status	$(3,349)	$(2,062)
Amounts recognized within the consolidated balance sheets:
Assets	$—	$—
Long-term other liabilities	(3,349)	(2,062)
Net amount recognized	$(3,349)	$(2,062)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plan (in thousands):

	June 30,
	2019	2018
Net loss	$(144)	$(1,117)
Prior service cost	(856)	973
Accumulated other comprehensive loss	$(1,000)	$(144)

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this defined benefit pension plan where accumulated benefit obligation exceeded the fair value of plan assets (in thousands):

	June 30,
	2019	2018
Projected benefit obligation	$17,577	$14,254
Accumulated benefit obligation	$15,506	$12,143
Fair value of plan assets	$14,228	$12,192

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive loss, before tax, related to the Company’s defined benefit pension plan (in thousands):

	Year ended June 30,
	2019	2018	2017
Net Periodic Benefit Costs:
Service cost	$1,865	$1,887	$1,996
Interest cost	128	97	49
Expected returns on assets	(170)	(156)	(132)
Amortization of prior service cost	(55)	(44)	(46)
Amortization of net loss	—	11	114
Net periodic benefit costs	1,768	1,795	1,981
Other Amounts Recognized in Other Comprehensive Loss:
Net (gain) loss arising during the year	801	(901)	(881)
Prior service cost	—	(105)	46
Amortization of prior service cost	55	44	—
Amortization of net gain	—	(11)	(114)
Total recognized in other comprehensive gain (loss)	856	(973)	(949)
Total recognized in net periodic benefit costs and other comprehensive loss	$2,624	$822	$1,032

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2020 related to the Company’s defined benefit pension plan are as follows (in thousands):

2020
Net loss	$1,496
Prior service credit	(436)
Accumulated other comprehensive loss	$1,060

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long‑term return on assets for the Company’s defined benefit pension plan were as follows:

	Fiscal Years
	2019	2018	2017
Net Periodic Benefit Costs:
Discount rate	0.45%	0.90%	0.70%
Rate of compensation increase	1.50%	1.50%	2.00%
Expected long-term return on assets	1.20%	1.40%	1.40%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plan were as follows:

	June 30,
	2019	2018
Benefit Obligation:
Discount rate	0.45%	0.90%
Rate of compensation increase	1.50%	1.50%

Estimated Contributions and Future Benefit Payments

The Company made contributions of approximately $1.4 million, $1.3 million and $1.3 million to the defined benefit pension plan during fiscal years 2019, 2018 and 2017 respectively. The Company expects total contributions to the defined benefit pension plan for fiscal year 2020 will be approximately $1.5 million.

Estimated future benefit payments to the defined benefit pension plan at June 30, 2019 were as follows (in thousands):

Year Ending June 30,	Future Benefits
2020	$1,164
2021	1,080
2022	1,017
2023	970
2024	1,443
Thereafter	4,633
Total	$10,307

Plan Assets

The plan assets are invested in insurance contracts with Swiss Life Foundation BVG (BVG) insurance company based in Zurich, Switzerland at the end of fiscal year 2019 and 2018 and are expected to be invested 100% in insurance contracts in fiscal 2020, which are reinsured by Swiss Life Ltd (SLL). SLL invests the vested pension capital and provides a 100% capital and interest rate guarantee as negotiated by the Company. In 2019, the Company negotiated a guaranteed interest rate of 1.00% for mandatory retirement savings and 0.25% for supplementary retirement savings. The pension plan is entitled to an annual bonus from the SLL comprising the effective savings, risk and cost results. The technical administration and management of the savings account are guaranteed by the SLL on behalf of BVG. Insurance benefits due are paid directly to the entitled persons by the SLL in the name of and for the account of the collective foundation. The Company has committed itself to pay the annual contributions and costs due under the pension fund regulations.

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

Note 16. Segment Disclosure

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2019	2018	2017
Americas	$135,683	$145,689	$151,442
Europe, Middle East, India and Africa	149,095	120,032	104,026
Asia Pacific	63,793	72,925	59,278
Japan	70,214	66,251	68,668
Total	$418,785	$404,897	$383,414

Information regarding geographic areas in which the Company has long‑lived tangible assets is as follows (in thousands):

	June 30, 2019	June 30, 2018
Americas	$13,853	$19,698
Europe, Middle East, India and Africa	575	569
Asia Pacific (excluding Japan and India)	1,419	1,635
Japan	1,275	1,796
Total	$17,122	$23,698

Note 17. Restructuring Charges

In October 2018, the Company informed affected employees of a cost savings initiative designed to reduce operating costs through the elimination of approximately 5 percent of its global workforce. These restructuring charges of $1.5 million were recorded in cost of goods sold and operating expenses in the consolidated statements of operations, of which $1.0 million was paid during fiscal 2019 and $0.5 million is accrued in the consolidated balance sheet as of June 30, 2019.

The Company incurred no restructuring charges for the years ended June 30, 2018 and 2017.

Note 18. Quarterly Financial Data (unaudited)

The following table provides the selected quarterly financial data for fiscal 2019 and 2018 (in thousands, except net income (loss) per share amounts:

	Quarters ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Net revenue	$95,829	$102,318	$103,221	$117,417
Gross profit	$37,879	$38,380	$40,466	$45,926
Net loss	$(9,206)	$(4,640)	$(1,184)	$(1,400)
Net loss per share—basic and diluted	$(0.11)	$(0.05)	$(0.01)	$(0.02)
Shares used in basic and diluted per share calculation	86,479	87,237	87,962	88,202

	Quarters ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Net revenue	$90,950	$100,329	$99,832	$113,786
Gross profit	$38,106	$39,355	$36,249	$47,985
Net income (loss)	$(9,382)	$(4,719)	$(8,852)	$(946)
Net loss per share—basic and diluted	$(0.11)	$(0.06)	$(0.10)	$(0.01)
Shares used in basic and diluted per share calculation	83,747	84,586	85,459	85,677

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act) as of June 30, 2019.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2019.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of the audit, has issued a report, included in Item 8 of this Annual Report on Form 10‑K, on the effectiveness of our internal control over financial reporting as of June 30, 2019.

(c)	Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2019, and our report dated August 23, 2019 expressed an unqualified opinion on those financial statements.

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

August 23, 2019

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information in our 2019 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal One—Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

In addition, the information in our 2019 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading “Corporate Governance and Board of Directors Matters” is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

The information in our 2019 Proxy Statement appearing under the headings “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Non‑Employee Directors” and “Corporate Governance and Board of Directors Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2019 Proxy Statement appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2019 Proxy Statement appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and Board of Directors Matters—Director Independence” is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our 2019 Proxy Statement appearing under the headings “Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non‑Audit Services” and “Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre‑Approval Policies and Procedures” is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this report:
1.	Consolidated Financial Statements (as set forth in Item 8)

2.	Consolidated Financial Statement Schedules

The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2019, 2018, and 2017 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10‑K.

3	Exhibits

The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	8‑K	001‑33301	3.1	02/06/2013
3.2	Amended and Restated Bylaws of Registrant.	ARAY	8‑K	001‑33301	3.1	03/23/2015
4.1	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of February 13, 2013.	ARAY	10‑Q	001‑33301	4.1	05/09/2013
4.2	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of April 24, 2014.	ARAY	8‑K	001‑33301	4.1	04/25/2014
4.3	Indenture between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of August 7, 2017.	ARAY	8-K	001-33301	4.1	08/08/2017
4.4	Form of Common Stock Certificate.	ARAY	S‑1/A	333‑138622	4.3	02/05/2007
4.5	Form of 3.75% Convertible Senior Note due 2022 (included in Exhibit 4.3).	ARAY	8-K	001-33301	4.1	08/08/2017
4.6	First Supplemental Indenture, dated as of December 4, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	ARAY	8-K	001-33301	4.1	12/04/2017
10.1	Industrial Complex Lease by and between Registrant and MP Caribbean, Inc., dated July 9, 2003, as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S‑1	333‑138622	10.1	11/13/2006
10.2	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10‑K	001‑33301	10.1(a)	09/04/2007
10.3	Fourth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated September 18, 2007.	ARAY	10‑Q	001‑33301	10.3	02/04/2010
10.4	Fifth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated April 1, 2008.	ARAY	10‑Q	001‑33301	10.4	02/04/2010
10.5	Sixth Amendment to Industrial Complex Lease by and between the Registrant and I & G Caribbean, Inc., dated December 18, 2009.	ARAY	10‑Q	001‑33301	10.5	02/04/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.6	Seventh Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated June 20, 2014.	ARAY	8‑K	001‑33301	10.1	06/24/2014
10.7	Eighth Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated October 31, 2014.	ARAY	10‑Q	011‑33301	10.1	02/06/2015
10.8	Ninth Amendment to Lease by and between Google LLC and Accuray Incorporated, dated March 4, 2019.	ARAY	10‑Q	011‑33301	10.1	05/09/2019
10.9	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S‑1	333‑138622	10.4	11/13/2006
10.10*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10‑K	001‑33301	10.8	09/19/2011
10.11*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	ARAY	8‑K	001‑33301	99.2	09/02/2014
10.12*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	ARAY	8‑K	001‑33301	99.1	09/02/2014
10.13*	Form of Stock Option Grant Notice and Stock Option Agreement.	ARAY	8‑K	001‑33301	99.3	11/23/2011
10.14*	Form of Market Stock Unit Grant Notice and Award Agreement.	ARAY	8‑K	001‑33301	99.1	10/17/2012
10.15*	Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan and forms of award agreements thereunder.	ARAY	DEF14A	001‑33301	Appendix A	10/04/2018
10.16*	Amended and Restated 2007 Employee Stock Purchase Plan	ARAY	DEF14A	001‑33301	Appendix B	10/04/2018
10.17*	Accuray Incorporated Performance Bonus Plan, as amended on September 22, 2016.	ARAY	DEF14A	001‑33301	Appendix C	10/07/2016
10.18*	Accuray Incorporated Company Bonus Plan.	ARAY	10‑Q	001‑33301	10.6	11/06/2018
10.19*	Stand-Alone Inducement Restricted Stock Unit Agreement between Registrant and Shigeyuki Hamamatsu, effective September 29, 2017.	ARAY	S-8	333-220698	99.1	09/28/2017
10.20*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement.	ARAY	S-8	333-224547	99.1	04/30/2018
10.21*	Form of Accuray Incorporated Stand-Alone Inducement Performance Unit Agreement.	ARAY	S-8	333-224547	99.2	04/30/2018
10.22*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement.	ARAY	S-8	333-224547	99.3	04/30/2018
10.23*	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.1	06/17/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.24*	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.2	06/17/2011
10.25*	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.3	06/17/2011
10.26*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10‑Q	001‑33301	10.7	05/10/2011
10.27‡	Nonexclusive End‑User Software License Agreement by and between Registrant and The Regents of the University of California, dated September 9, 2005.	ARAY	S‑1	333‑138622	10.18	11/13/2006
10.28‡	License Agreement by and between Registrant and The Board of Trustees of the Leland Stanford Junior University, effective as of July 9, 1997.	ARAY	S‑1	333‑138622	10.19	11/13/2006
10.29	Development and OEM Supply Agreement by and between TomoTherapy Incorporated and Analogic Corporation, dated January 27, 2003.	TOMO	S‑1/A	333‑140600	10.11	04/16/2007
10.30*	Amended and Restated Renewal Executive Employment Agreement by and between the Registrant and Joshua H. Levine, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.3	02/05/2018
10.31*	Amended and Restated Renewal Executive Employment Agreement by and between the Registrant and Alaleh Nouri, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.7	02/05/2018
10.32*	Consulting Agreement by and between Alaleh Nouri and the Registrant, dated July 6, 2018.	ARAY	8-K	001-33301	10.1	07/06/2018
10.33*	Amended and Restated Renewal Executive Employment Agreement by and between Registrant and Kevin Waters, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.4	02/05/2018
10.34*	Consulting Agreement by and between Registrant and Kevin Waters, dated August 14, 2018 and effective October 2, 2018.	ARAY	10‑Q	001-33301	10.5	11/06/2018
10.35*	Amended and Restated Renewal Executive Employment Agreement by and between Registrant and Andrew J. Kirkpatrick, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.6	02/05/2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.36*	Amended and Restated Executive Employment Agreement by and between Accuray International Sàrl and Lionel Hadjadjeba, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.5	02/05/2018
10.37*	Offer Letter by and between Registrant and Shigeyuki Hamamatsu, dated August 14, 2018.	ARAY	10-Q	001-33301	10.4	11/06/2018
10.38*	Executive Employment Agreement by and between Registrant and Shigeyuki Hamamatsu, dated November 19, 2018.	ARAY	10-Q	001-33301	10.1	02/08/2019
10.39*	Change in Control Agreement between Registrant and Shigeyuki Hamamatsu, dated September 21, 2017.	ARAY	10-Q	001-33301	10.4	11/03/2017
10.40*	Executive Employment Agreement by and Between Registrant and Patrick Spine, dated June 30, 2018.	ARAY	10-Q	001-33301	10.2	02/08/2019
10.41*	Executive Employment Agreement by and Between Registrant and Jesse Chew, dated October 17, 2018.	ARAY	10-Q	001-33301	10.3	02/08/2019
10.42‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other lenders from time to time parties thereto, dated June 14, 2017.	ARAY	10-K	001-33301	10.37	08/25/2017
10.43	Form of Exchange/Repurchase Agreement between Registrant and each signatory thereto, dated July 27, 2017.	ARAY	8-K	001-33301	10.1	07/28/2017
10.44	Form of Subscription Agreement between Registrant and each signatory thereto, dated July 27, 2017.	ARAY	8-K	001-33301	10.2	07/28/2017
10.45‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017.	ARAY	10-Q	001-33301	10.1	02/05/2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.46‡	Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017.	ARAY	10-Q	001-33301	10.2	02/05/2018
10.47‡	Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.	ARAY	10-K	001-33301	10.47	08/24/2018
10.48‡	Amendment No. 2 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.	ARAY	10-K	001-33301	10.48	08/24/2018
10.49	Amendment No. 2 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated December 28, 2018.	ARAY	10-Q	001-33301	10.6	02/08/2019
10.50	Amendment No. 3 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding X Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated December 28, 2018.	ARAY	10-Q	001-33301	10.7	02/08/2019

Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.51†

Amendment No. 3 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated May 30, 2019.

X
10. 52†

Amendment No. 4 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated May 30, 2019.

X
10.53*	Separation Agreement and General Release by and between Lionel Hadjadjeba and Accuray International Sàrl, a subsidiary of Registrant, dated August 16, 2019.						X
21.1	List of subsidiaries.						X
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.						X
24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10‑K).						X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.						X
31.2	Certification of Chief Financial Officer Pursuant to Section aray-ex312_6.htm302 of the Sarbanes‑Oxley Act of 2002.						X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.						X
101.INS	XBRL Instance Document						X
101.SCH	XBRL Taxonomy Extension Schema Document						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document						X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						X

*	Management contract or compensatory plan or arrangement.

‡	Confidential treatment has been granted with respect to portions of this exhibit.
†	Certain portions of this exhibit have been omitted because they are both not material and would be competitively harmful if publicly disclosed.

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

Item 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sunnyvale, State of California, on the 23rd day of August 2019.

ACCURAY INCORPORATED

By:	/s/ Joshua H. Levine Joshua H. Levine President and Chief Executive Officer
By:	/s/ Shig Hamamatsu Shig Hamamatsu Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Joshua H. Levine and Shig Hamamatsu, and each of them, as his true and lawful attorneys‑in‑fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑ in‑ fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ Joshua H. Levine Joshua H. Levine	President and Chief Executive Officer and Director (Principal Executive Officer)	August 23, 2019

/s/ Shig Hamamatsu Shig Hamamatsu	Chief Financial Officer (Principal Financial Officer)	August 23, 2019
/s/ Louis J. Lavigne Louis J. Lavigne, Jr.	Chairperson of the Board and Director	August 23, 2019

/s/ Elizabeth Dávila Elizabeth Dávila	Director	August 23, 2019

/s/ Jack Goldstein, Ph.D. Jack Goldstein, Ph.D.	Director	August 23, 2019
/s/ Beverly A. Huss Beverly A. Huss	Director	August 23, 2019

/s/ Richard R. Pettingill Richard R. Pettingill	Director	August 23, 2019

/s/ Robert S. Weiss Robert S. Weiss	Director	August 23, 2019

/s/ Joseph E. Whitters Joseph E. Whitters	Director	August 23, 2019