Form 10-Q
period 2019-09-30
ACCURAY INC
filed 2019-11-06
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, there were 89,024,611 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$80,911	$76,798
Restricted cash	5,751	10,218
Accounts receivable, net of allowance for doubtful accounts of $625 and $605 as of September 30, 2019 and June 30, 2019, respectively (a)	104,684	111,885
Inventories	129,233	120,823
Prepaid expenses and other current assets	20,500	24,205
Deferred cost of revenue	148	146
Total current assets	341,227	344,075
Property and equipment, net	16,682	17,122
Operating lease right-of-use assets, net	28,864	—
Goodwill	57,657	57,770
Intangible assets, net	643	679
Restricted cash	1,226	1,162
Other assets	17,448	17,373
Total assets	$463,747	$438,181
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,621	$29,562
Accrued compensation	21,578	31,150
Operating lease liabilities, current	7,092	—
Other accrued liabilities	25,847	32,742
Customer advances	18,413	20,395
Deferred revenue	79,596	78,332
Total current liabilities	176,147	192,181
Long-term liabilities:
Operating lease liabilities, non-current	25,549	—
Long-term other liabilities	6,344	9,646
Deferred revenue	26,273	26,639
Long-term debt	188,460	159,844
Total liabilities	422,773	388,310
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2019 and June 30, 2019, respectively; issued and outstanding: 88,578,510 and 88,521,511 shares at September 30, 2019 and June 30, 2019, respectively	89	89
Additional paid-in-capital	536,809	535,332
Accumulated other comprehensive loss	(1,028)	(10)
Accumulated deficit	(494,896)	(485,540)
Total stockholders' equity	40,974	49,871
Total liabilities and stockholders' equity	$463,747	$438,181

(a)	Includes accounts receivable from joint venture of $3,438 and $0 at September 30, 2019 and June 30, 2019, respectively. See Note 14.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2019	2018
Net revenue:
Products	$37,605	$41,517
Services	51,972	54,312
Total net revenue (a)	89,577	95,829
Cost of revenue:
Cost of products	21,570	24,524
Cost of services	35,064	33,426
Total cost of revenue (b)	56,634	57,950
Gross profit	32,943	37,879
Operating expenses:
Research and development	13,341	13,889
Selling and marketing	13,266	13,036
General and administrative	10,616	15,642
Total operating expenses	37,223	42,567
Loss from operations	(4,280)	(4,688)
Other expense, net	(4,439)	(3,983)
Loss before provision for income taxes	(8,719)	(8,671)
Provision for income taxes	637	535
Net loss	$(9,356)	$(9,206)
Net loss per share - basic and diluted	$(0.11)	$(0.11)
Weighted average common shares used in computing net loss per share:
Basic and diluted	88,772	86,479
Net loss	$(9,356)	$(9,206)
Foreign currency translation adjustment	(1,018)	(395)
Comprehensive loss	$(10,374)	$(9,601)

(a)	Includes sales to joint venture of $3,817 and $0 for the three months ended September 30, 2019 and 2018, respectively. See Note 14.
(b)	Includes cost of revenue from sales to joint venture of $2,491 and $0 for the three months ended September 30, 2019 and 2018, respectively. See Note 14.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2018	86,129,256	$86	$521,738	$1,093	$(474,285)	$48,632
Exercise of stock options, net	3,500	—	14	—	—	14
Issuance of restricted stock	367,504	—	—	—	—	—
Share-based compensation	—	—	2,947	—	—	2,947
Adoption of new revenue recognition standard	—	—	—	—	5,114	5,114
Net loss	—	—	—	—	(9,206)	(9,206)
Cumulative translation adjustment	—	—	—	(395)	—	(395)
Balance at September 30, 2018	86,500,260	$86	$524,699	$698	$(478,377)	$47,106

Balance at June 30, 2019	88,521,511	$89	$535,332	$(10)	$(485,540)	$49,871
Issuance of restricted stock	356,999	—	(207)	—	—	(207)
Share-based compensation	—	—	1,684	—	—	1,684
Net loss	—	—	—	—	(9,356)	(9,356)
Cumulative translation adjustment	—	—	—	(1,018)	—	(1,018)
Balance at September 30, 2019	88,878,510	$89	$536,809	$(1,028)	$(494,896)	$40,974

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(9,356)	$(9,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,865	2,129
Share-based compensation	1,700	3,212
Amortization of debt issuance costs	329	380
Accretion of interest on debt	965	811
Provision for bad debt	22	3,737
Provision for write-down of inventories	992	713
Loss on disposal of property and equipment	—	19
Changes in assets and liabilities:
Accounts receivable	6,785	(1,377)
Inventories	(10,479)	(10,150)
Prepaid expenses and other assets	2,049	(1,096)
Deferred cost of revenue	(2)	459
Accounts payable	(5,704)	6,256
Operating lease liabilities, net	(82)	—
Accrued liabilities	(14,086)	(8,564)
Customer advances	(1,707)	(3,723)
Deferred revenues	2,088	(1,423)
Net cash used in operating activities	(24,621)	(17,823)
Cash flows from investing activities
Purchases of property and equipment, net	(1,267)	(1,602)
Net cash used in investing activities	(1,267)	(1,602)
Cash flows from financing activities
Proceeds from employee stock plans	—	837
Taxes paid related to net share settlement of equity awards	(207)	—
Proceeds from debt, net of costs	24,716	—
Borrowings (repayments) under Revolving Credit Facility, net	2,941	(3,263)
Net cash provided by (used in) financing activities	27,450	(2,426)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,852)	(377)
Net decrease in cash, cash equivalents and restricted cash	(290)	(22,228)
Cash, cash equivalents and restricted cash at beginning of period	88,178	93,533
Cash, cash equivalents and restricted cash at end of period	$87,888	$71,305

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 23, 2019.

Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Accounting Pronouncements Recently Adopted, there have been no changes in the Company’s significant accounting policies during the three months ended September 30, 2019 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging. This guidance simplifies the application and administration of hedge accounting. The guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The guidance is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance was effective for the Company in the first quarter of fiscal 2020 and was adopted on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets.  The Company adopted Topic 842 using the current period adjustment method as of July 1, 2019 and elected the transition option that allows the Company not to restate the comparative periods in its financial statements in the year of adoption. As a result, the Company had not changed previously disclosed amounts or provided additional disclosures for comparative periods. As of July 1, 2019 the right-of-use assets was $30.6 million and the respective lease liability was $34.5 million. The difference between the total right-of-use assets and total lease liabilities recorded as of July 1, 2019 is primarily due to the derecognition of deferred rent liabilities that were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the consolidated balance sheet as of June 30, 2019. The Company also elected the package of transition expedients available for expired or existing contracts, which allowed the Company to carryforward its historical assessment of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company elected to account for lease and non-lease components in its facility and car leases as a single lease component. As a policy election, for leases that, at commencement date, have a lease term of 12 months or less, the Company records expenses as incurred and does not recognize right-of-use assets and lease liabilities.

The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Payments under its lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. Lease classification is determined at the lease commencement date, on which the leased assets are made available for its use. Operating leases are included in “Operating lease right-of-use assets,” “Current portion of operating lease liabilities,” and “Operating lease liabilities, less current portion” in the condensed consolidated balance sheets. The Company did not have any financing leases in any of the periods presented.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.  Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives such as rent holidays. The Company uses an estimate of its incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. In determining the appropriate IBR, the Company considers information including, but not limited to, its credit rating and the lease term. For leases which commenced prior to the adoption of Topic 842, the Company used the IBR on July 1, 2019. For each lease transaction which include a renewal option, Management needs to determine if it is reasonably certain to exercise it. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows companies to reclassify from Accumulated Other Comprehensive Income to Retained Earnings stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The Company adopted ASU No. 2018‑02 as required in the first quarter of fiscal year 2020. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Effective

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) to clarify revenue accounting for collaborative arrangements entered into with customers. The standard is effective for the Company beginning in the first quarter of fiscal year 2021 and will be applied retrospectively to the date of the initial application of ASC 606. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The guidance will be effective for the Company in its first quarter of fiscal 2021. Early adoption is permitted.This standard can be adopted either on retrospective or prospective basis. The Company has not yet decided whether it will early adopt and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This guidance will be effective for the Company in the first quarter of fiscal 2021 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of fiscal 2020. The Company is evaluating whether it will early adopt and is currently assessing the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

Note 3. Revenue

Contract Balances

The Company offers payment terms of more than one year for qualified customers and transactions in some circumstances. At times, revenue recognition occurs before billing, resulting in an unbilled receivable, which represents a contract asset. The contract asset is a component of accounts receivable and other assets for the current and non-current portions, respectively.

Customer advances represent deposits from customers for shipments of systems. Deferred revenue balances represent active and non-active warranties and services, which are recognized based on contract terms.

Changes in the contract assets and contract liabilities are as follows:

	September 30, 2019	June 30, 2019
(Dollars in thousands)	Amount	Amount
Contract Assets:
Unbilled accounts receivable – current (1)	$7,643	$5,260
Interest receivable – current (2)	584	361
Long-term accounts receivable (2)	3,081	4,116
Interest receivable – non-current (2)	1,079	1,255
Contract Liabilities:
Customer advances	18,413	20,395
Deferred revenue – current	79,596	78,332
Deferred revenue – non-current	26,273	26,639

(1)	Included in accounts receivable on consolidated balance sheets
(2)	Included in prepaid expenses and other current assets on consolidated balance sheets
(3)	Included in other assets on consolidated balance sheets

During the quarter ended September 30, 2019, contract assets changed primarily due to the timing of billings occurring after revenues were recognized and payment terms exceeding 12 months. Contract liabilities changed due to timing of system sales for which the warranty has not yet started and was deferred and due to changes in transaction price.

Changes in deferred revenue from contracts with customers are as follows:

	Three Months Ended
(Dollars in thousands)	September 30, 2019	June 30, 2019
Balance at beginning of period	$104,971	$102,124
New billings	90,475	120,263
Recognition of deferred revenue from opening balance	(11,191)	(22,619)
Recognition of new additions	(78,386)	(94,797)
Balance at end of period	$105,869	$104,971

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed and non-cancellable contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts, and therefore, the Company has elected the practical expedients to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

As of September 30, 2019, total remaining performance obligations amounted to $881.1 million. Of this total amount, $82.3 million related to long-term warranty and service, which is expected to be recognized over the remaining warranty period for systems that have been delivered. For systems that have been delivered but not yet installed, management estimates the timing of installation since warranty starts upon installation.

The following table represents the Company's remaining performance obligations related to long-term warranty and service as of September 30, 2019 and the estimated revenue expected to be recognized:

	Fiscal years of revenue recognition
(Dollars in thousands)	2020	2021	2022	Thereafter
Long-term warranty and service	$28,619	$26,649	$14,714	$12,332

For the remaining $798.8 million of performance obligations, the Company estimates 21% to 30% will be recognized in the next 12 months, and the remaining 70% to 79% will be recognized in the 30 months thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. Based on historical cancellations, about 24% of the Company’s contracts may never result in revenue due to cancellation.

The time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products.

Capitalized Contract Costs

The Company capitalizes and amortizes the incremental costs of obtaining a contract, primarily related to certain bonuses and sales commissions. The capitalized bonuses and sales commissions are amortized over a period of five years commencing upon the initial transfer of control of the system to the customer following the pattern of transfer of control of the performance obligations to the customer.

The balance of capitalized costs to obtain a contract was $8.7 million and $6.2 million as of September 30, 2019 and 2018, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred impairment losses of $0.1 million and $0 in the three-month periods ended September 30, 2019 and 2018, respectively. The Company recognized $0.5 million and $0.9 million in expense related to the amortization of the capitalized contract costs during the three-month periods ended September 30, 2019 and 2018, respectively .

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $3.1 million and $4.3 million at September 30, 2019 and June 30, 2019, respectively, and are included in other assets in the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at contract inception and monitors it over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a transaction. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of September 30, 2019 and June 30, 2019. Based upon such assessment, the Company had recorded adjustments of $3.6 and $3.6 to the allowance for credit losses related to such financing receivables as of September 30, 2019 and as of June 30, 2019, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

September 30, 2019	Financed Service Contracts and Other
Gross	$12,551
Residual value	—
Unearned income	(1,498)
Allowance for credit loss	(3,582)
Total, net	$7,471
Reported as:
Current	$4,298
Non-current	3,173
Total, net	$7,471

June 30, 2019	Financed Service Contracts and Other
Gross	$13,288
Residual value	—
Unearned income	(1,535)
Allowance for credit loss	(3,582)
Total, net	$8,171
Reported as:
Current	$3,902
Non-current	4,269
Total, net	$8,171

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Raw materials	$48,754	$40,966
Work-in-process	19,509	18,152
Finished goods	60,970	61,705
Inventories	$129,233	$120,823

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Furniture and fixtures	$2,714	$2,728
Computer and office equipment	11,202	11,183
Software	11,403	11,236
Leasehold improvements	25,755	25,741
Machinery and equipment	45,990	45,472
Construction in progress	1,556	1,658
	98,620	98,018
Less: Accumulated depreciation	(81,938)	(80,896)
Property and equipment, net	$16,682	$17,122

Depreciation expense related to property and equipment for the three months ended September 30, 2019 and 2018 was $1.8 million and $2.1 million, respectively.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. Dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated to the U.S. Dollar at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period.

The components of accumulated other comprehensive loss in the equity section of the balance sheets are as follows (in thousands):

	September 30, 2019	June 30, 2019
Cumulative foreign currency translation adjustment	$(28)	$990
Defined benefit pension obligation	(1,000)	(1,000)
Accumulated other comprehensive loss	$(1,028)	$(10)

Note 5. Leases

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars, copy machines and laptops through various operating leases. For some leases the Company has entered into non-cancelable operating lease agreements with various expiration dates through June 2025. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

Operating lease costs for the three months ended September 30, 2019 was $2.3 million, not including short-term operating lease costs, which were not material.

For the three months ended September 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.3 million,and operating lease liabilities arising from obtaining operating right-of-use assets totaled $0.2 million.

Maturities of operating lease liabilities as of September 30, 2019 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2020 (remaining 9 months)	$6,706
2021	8,017
2022	7,289
2023	7,139
2024	5,101
Thereafter	2,602
Total operating lease payments	36,854
Less: imputed interest	(4,213)
Present value of operating lease liabilities	$32,641
Weighted average remaining lease term (in years)	4.61
Weighted average discount rate	5.40%

Future minimum commitments under the Company’s non-cancelable operating leases as of June 30, 2019 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2020	$8,675
2021	7,352
2022	7,159
2023	7,161
2024	5,118
Thereafter	2,610
Total operating lease payments	$38,075

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Balance at the beginning of the period	$57,770	$57,855
Currency translation	(113)	(85)
Balance at the end of the period	$57,657	$57,770

In the second quarter of fiscal 2019, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company continues to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		September 30, 2019			June 30, 2019
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	7	$1,000	$(357)	$643	$1,000	$(321)	$679

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2019 and June 30, 2019.

Amortization expense related to intangible assets for the three months ended September 30, 2019 and 2018 was $0.04 million and $0.04 million, respectively.

The estimated future amortization expense of acquired intangible assets as of September 30, 2019 is as follows (in thousands):

Year Ending June 30,	Amount
2020 (remaining 9 months)	$107
2021	143
2022	143
2023	143
2024	107
$643

Note 7. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have a monthly maturity that mitigates the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. There were no outstanding foreign currency forward contracts at the end of September 30, 2019 and June 30, 2019.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended September 30,
	2019	2018
Foreign currency exchange gain (loss) on foreign contracts	$118	$17
Foreign currency transactions gain (loss)	(538)	(530)

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

The Company had a cash balance of $80.9 million and $76.8 million at September 30, 2019 and June 30, 2019, respectively.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option since an observable quoted price of the 3.75% Convertible Notes (as defined below) are not readily available. The Revolving Credit Facility (as defined below) and the Term Loan (as defined below) (collectively, the “Credit Facilities”) are valued at market interest rates, which the Company considers to be a level 2 fair value measurement. The carrying value of these financial instruments approximate its estimated fair value as there have not been significant changes in the Company’s credit quality or capital markets that would suggest changes in interest rates since the Credit Facilities were issued or amended in May 2019.

The following table summarizes the carrying value and estimated fair value of the Credit Facilities and the 3.75% Convertible Notes (in thousands):

	September 30, 2019		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$73,623	$75,098	$72,730	$84,227
Term Loan Facility	83,632	83,632	58,849	58,849
Revolving Credit Facility	31,205	31,205	28,265	28,265
Total	$188,460	$189,935	$159,844	$171,341

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2019.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2019.

Commitments

In January 2019, the Company, through its wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. Accuray Asia will have a 49% ownership interest in the JV.

The Company, through Accuray Asia, expects to make an initial capital contribution to the JV in stages, to be completed by December 31, 2019 in the form of in-kind contributions consisting of components for two full radiation oncology systems from the Company’s inventory in exchange for the initial 49% equity interest in the JV. Any remaining amount of capital contributions due, if not satisfied by such in-kind contributions, will be made by the Company, through Accuray Asia, in accordance with the schedule set by the board of directors of the JV.

Guarantees

As of September 30, 2019 and June 30, 2019, the Company had two 60-month bank guarantees totaling approximately $0.7 million related to a bidding process with one customer.

Note 10. Debt

3.75% Convertible Senior Notes due July 2022

In August 2017, the Company issued $85.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. $53.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain holders of the Company’s outstanding 3.50% Convertible Notes due 2018 and 3.50% Series A Convertible Notes due 2018 (together, the “Existing Notes”) in exchange for approximately $47.0 million aggregate principal amount of the Existing Notes (the “Exchange”), and $32.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain other qualified new investors for cash. The net proceeds of the cash issuance were used to repurchase approximately $28.0 million of Existing Notes (the “Repurchase”).

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of September 30, 2019, $85.0 million of aggregate principal amount was outstanding.

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

In May 2019, the Company amended the Amended Credit Agreement to, among other things, decrease the interest rate from 90-day LIBOR plus 4.50% to 90-day LIBOR plus 3.50% and extend the maturity date to May 30, 2024 and update the calculation of the deferred revolving loan origination fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. Other significant terms remain unchanged. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on the consolidated balance sheet as of September 30, 2019.

The Amended Credit Agreement was further amended in August 2019 to, among other things, revise or add financial covenants, including the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. Other significant terms remain unchanged. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on the consolidated balance sheet as of September 30, 2019.

The Company was in compliance with the covenants under the Amended Credit Agreement, as amended, as of September 30, 2019. As of September 30, 2019, approximately $31.2 million of aggregate principal amount was outstanding under the Revolving Credit Facility.

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

In May 2019, the Company amended the Term Loan Agreement to, among other things, increase the loan tranche 2 commitment by $0.5 million, extend the maturity date to May 30, 2024, decrease the annual interest rate from 6.75% plus 90-day LIBOR to 5.50% plus 90-day LIBOR, and modify the calculation prepayment fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. The Company accounted for the amendment as a modification of existing debt and recorded approximately $1.5 million of debt discount costs associated with the amendment against long-term debt on the consolidated balance sheets.

In August 2019, the Company amended the Term Loan Agreement to, among other things, increase the loan commitment by $25 million in the form of a new tranche (“Tranche 3”), increase the annual interest rate from 5.50% plus 90-day LIBOR to 6.75% plus 90-day LIBOR, and revise or add financial covenants, including the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. Other significant terms remain unchanged. The Company borrowed in full Tranche 3, or $25 million, on the date of the amendment. The Company accounted for the amendment as a modification of existing debt and recorded approximately $1.6 million of debt discount costs associated with the amendment against long-term debt on the consolidated balance sheets as of September 30, 2019.

The following table presents the carrying value of the Credit Facilities and 3.75% Convertible Notes (the “Notes”) (in thousands):

As of September 30, 2019	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$31,205	$85,000	$89,093	$205,298
Unamortized debt costs	—	(2,503)	(1,141)	$(3,644)
Unamortized debt discount	—	(8,874)	(4,320)	$(13,194)
Net carrying amount	$31,205	$73,623	$83,632	$188,460
Reported as:
Short-term debt				$—
Long-term debt				188,460
Total debt				$188,460

As of June 30, 2019	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$28,265	$85,000	$63,031	$176,296
Unamortized debt costs	—	(2,687)	(1,231)	(3,918)
Unamortized debt discount	—	(9,583)	(2,951)	(12,534)
Net carrying amount	$28,265	$72,730	$58,849	$159,844
Reported as:
Short-term debt				$—
Long-term debt				159,844
Total debt				$159,844

A summary of interest expense on the Notes and Credit Facilities is as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Interest expense related to contractual interest coupon	$2,862	$2,325
Interest expense related to amortization of debt discount	965	810
Interest expense related to amortization of debt issuance costs	330	382
	$4,157	$3,517

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended September 30,
	2019	2018
Cost of revenue	$374	$431
Research and development	372	491
Selling and marketing	(24)	535
General and administrative	978	1,755
	$1,700	$3,212

Note 12. Net Loss Per Common Share

The Company reports both basic and diluted loss per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Numerator:
Net loss used to compute basic and diluted loss per share	$(9,356)	$(9,206)
Denominator:
Weighted average shares used to compute basic and diluted loss per share	88,772	86,479

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSUs), Market Stock Units (MSUs) and Performance Stock Units (PSUs), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Additionally, the 3.75% Convertible Notes are included in the calculation of diluted net income per share only if their inclusion is dilutive for periods during which the notes were outstanding.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2019	2018
Stock options	4,772	2,677
RSUs, PSUs and MSUs	3,083	4,835
	7,855	7,512

3.75% Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features.  Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes as of September 30, 2019, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

Note 13. Segment Information

The Company has one operating and reporting segment (oncology systems group), which develops, manufactures and markets proprietary medical devices used in radiation therapy for the treatment of cancer patients. The Company’s Chief Executive Officer, its Chief Operating Decision Maker, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its individual product lines on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues and long-lived tangible assets by geographic area.

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2019	2018
Americas	$29,429	$32,694
Europe, Middle East, India and Africa	31,600	36,035
Asia Pacific	14,067	12,177
Japan	14,481	14,923
Total	$89,577	$95,829

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	September 30,	June 30,
	2019	2019
Americas	$13,660	$13,853
Europe, Middle East, India and Africa	$493	575
Asia Pacific	1,322	1,419
Japan	1,207	1,275
Total	$16,682	$17,122

Note 14. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia, entered into an agreement with the CIRC Subsidiary, a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form the JV to manufacture and sell radiation oncology systems in China. Accuray Asia will have a 49% ownership interest in the joint venture and the CIRC Subsidiary initially has a 51% ownership interest in the joint venture. The JV was granted a business license in April 2019.

In exchange for the initial 49% equity interest in the JV, the Company, through Accuray Asia, expects to make its initial capital contributions to the JV by December 31, 2019 in the form of in-kind contributions consisting of components for two full radiation oncology systems from the Company’s inventory. The Company has not made any capital contribution as of September 30, 2019. One of the two radiation oncology systems was contributed in October 2019. Any remaining amount of capital contributions due, if not satisfied by such in-kind contributions, will be made by the Company, through Accuray Asia, in accordance with the schedule set by the board of directors of the JV.

In September 2019, the Company sold a CyberKnife System to the JV and recorded revenue of $2.8 million upon transfer of control of the system to the JV.  As of September 30, 2019 the Company had a receivable balance equal to $2.8 million for which collection is expected in the quarter ending December 31, 2019.

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized an income tax expense of $0.6 million and $0.5 million for the three months ended September 30, 2019 and 2018. respectively.

The 2017 Tax Cuts and Jobs Act has a requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is as defined under IRC Section 951A as is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses and is not expected to cause the Company to be in a U.S. taxable income position for fiscal year 2020. The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

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

The Company does not expect its unrecognized tax benefits of $16.3 million to change significantly over the next 12 months. Interest and penalties accrued on unrecognized tax benefits is recorded as a component of income tax expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2019 and results of operations for the three months ended September 30, 2019 and 2018 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the improvements in efficiency made by the multi-leaf collimator, or InCise MLC, and the VOLO Optimizer software upgrade on the CyberKnife Systems, and their impact on our business; our expectations regarding the improvements Synchrony motion tracking provides for the Radixact System and timing of its commercialization and shipment, our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including the Radixact System; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; expectations regarding the strategy, timing, income, and impact of our China joint venture on our business; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of our annual report on Form 10-K for fiscal year 2018, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

In July 2019, the JV broke ground on its facility based in Tianjin, China, expected to serve as headquarters and home of the sales organization and service operations. Also in July 2019, the JV received the Radiation Safety License from the China Ministry of Environmental Protection. This license, along with the license to do business in China received in April 2019 and the Medical Device Operating Permit received in June 2019, enables the JV to sell and install our radiation therapy devices in China.

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

In October 2019, our systems were named in 50 out of 58 Class A user licenses awarded by the China National Health Commission. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and is not a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license.

We are assessing the accounting treatment of our investment in the JV and expect to apply the equity method of accounting to the ownership interest in the JV upon making our contribution as we have the ability to exercise significant influence over the JV but lack controlling financial interest and are not the primary beneficiary. We will recognize revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of each reporting period. We will recognize the 49% proportionate share of the JV income or loss on a one-quarter lag due to the timing of the availability of the JV’s financial records.

Backlog

Effective at the beginning of our fiscal year 2019, we updated our backlog policy to include certain upgrades sold through service contracts. As a result, the portion of the order that is recognizable as product revenue and upgrades sold on service contracts are reported as backlog. The portion of the order that is recognized as other service revenue (for example, PCS, installation, training and professional services) is not included in reported backlog. As of September 30, 2019, backlog totaled $495.0 million, of which $1.5 million represented upgrades sold through service contracts. As of June 30, 2019, backlog totaled $495.6 million.

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

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems, including Radixact Systems, and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Gross orders	$78,487	$61,414
Net age-outs	(35,879)	(26,469)
Cancellations	(1,778)	(6,639)
Currency impacts and other	(3,455)	(3,395)
Net orders	$37,375	$24,911
Order backlog at the end of the period	$495,029	$461,876

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $17.1 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This was primarily a result of an increase of $17.9 million in new system order volume compared to the same prior year period, which primarily related to a $20.7 million increase in CyberKnife System orders, offset by a $2.8 million decrease in TomoTherapy System orders.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders increased by $12.5 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, resulting from an increase in gross orders of $17.1 million and a decrease in cancellations of $4.8 million, offset by an increase in net age-outs of $9.4 million.

•

The net age-outs for the three months ended September 30, 2019 were $35.9 million. There were no age-ins, which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•

There were $1.8 million in cancellations in the three months ended September 30, 2018 and $6.6 million in cancellations in the three months ended September 30, 2018. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

Foreign currency and other impacts decreased net orders by $3.4 million for the three months ended September 30, 2019 while the impacts of ASC 606 adjustments and foreign currency and other impacts decreased net orders by $3.4 million for the three months ended September 30, 2018.

Results of Operations — Three months ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Change
(Dollars in thousands)	Amount	Amount	$	%
Products	$37,605	$41,517	(3,912)	(9)
Services	51,972	54,312	(2,340)	(4)
Net revenue	89,577	95,829	(6,252)	(7)
Gross profit	32,943	37,879	(4,936)	(13)
Products gross profit	16,035	16,993	(958)	(6)
Services gross profit	16,908	20,886	(3,978)	(19)
Research and development expenses	13,341	13,889	(548)	(4)
Selling and marketing expenses	13,266	13,036	230	2
General and administrative expenses	10,616	15,642	(5,026)	(32)
Other expense, net	4,439	3,983	456	11
Provision for income taxes	637	535	102	19
Net loss	$(9,356)	$(9,206)	(150)	(2)

Net Revenue

Product Net Revenue

Product net revenue decreased by $3.9 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to a $4.5 million decrease in unit volume sales, offset by an increase of $0.6 million increase in upgrade and other revenue as compared to the prior year period.

Services Net Revenue

Services net revenue decreased by $2.3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to a decrease of $2.7 million of upgrade and spare part sales, offset by an increase of $0.4 million in installation revenue.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2019	2018
Net revenue	$89,577	$95,829
Americas	33%	34%
Europe, Middle East, India and Africa	35%	38%
Asia Pacific	16%	13%
Japan	16%	16%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue remained consistent for the three-month period ended September 30, 2019 as compared to the same period in the prior fiscal year.

Gross Profit

Overall gross profit for the three months ended September 30, 2019 decreased by $4.9 million, or 13%, as compared to the three months ended September 30, 2018, primarily due to a decrease in services gross profit. Product gross profit decreased by $1.0 million, or 6%, due to lower unit volume in the first quarter of fiscal 2020 as compared to the same period in the prior fiscal year. The decrease was accompanied by a $4.0 million, or 19%, decrease in service gross profit due to an increase in service part consumption.

Research and Development

Research and development expenses decreased by $0.5 million, or 4%, for the three months ended September 30, 2019, as compared to the same period in the prior year. The decrease was the result of lower spending on certain research and development projects.

Selling and Marketing

Selling and marketing expenses increased slightly by $0.2 million, or 2%, for the three months ended September 30, 2019, as compared to the same period in the prior year. The increase relates to expenses incurred as a result of key trade shows that occurred in the first quarter of fiscal 2020 which were offset by a decrease in compensation expenses due to lower headcount.

General and Administrative

General and administrative expenses decreased by $5.0 million, or 32%, for the three months ended September 30, 2019, as compared to the same period in the prior year. The decrease was primarily due to a $3.7 million reduction in bad debt expense, a $0.9 million decrease in compensation and benefits, and a $0.3 million decrease in outside services.

Other Expense, net

Other expense, net increased by $0.5 million, or 11%, for the three months ended September 30, 2019, as compared to the same period in the prior year. The increase in other expense, net was primarily due to $0.6 million higher interest expense on outstanding debt, partially offset by a $0.1 million decrease in foreign currency transaction loss.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income tax expense of $0.6 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase in income tax expense in the current quarter was driven by a prior period tax benefit recorded in the three months ended September 30, 2018, as compared to the same period in the current fiscal year.

Starting in our fiscal year 2019, certain income earned by controlling foreign corporations (“CFCs”) must be included in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses and is not expected to cause us to be in a U.S. taxable income position for fiscal year 2020.

Liquidity and Capital Resources

At September 30, 2019, we had $80.9 million in cash and cash equivalents. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of September 30, 2019. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. In August 2019, we increased our Term Loan commitment by $25 million.

As of September 30, 2019, we had approximately $47.3 million of cash and cash equivalents in our foreign subsidiaries. There could be additional foreign tax withholdings that would be due depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Our cash flows for the three months ended September 30, 2019 and 2018 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(24,621)	$(17,823)
Net cash used in investing activities	(1,267)	(1,602)
Net cash used in financing activities	27,450	(2,426)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,852)	(377)
Net decrease in cash, cash equivalents and restricted cash	$(290)	$(22,228)

Cash Flows from Operating Activities

Net cash used in operating activities was $24.6 million during the three months ended September 30, 2019, resulting primarily from a net loss of $9.4 million and a net change in operating assets and liabilities of $21.1 million that was offset by non-cash items of $5.9 million.

•

Non-cash items primarily consisted of depreciation and amortization expense of $1.9 million, share-based compensation expense of $1.7 million, non-cash interest expense on debt of $1.3 million, and inventories write-down of $1.0 million;

•

The net change in operating assets and liabilities was primarily due to an increase in inventories of $10.5 million to support anticipated product shipments in future periods, an increase in account payable of $5.7 million due to the timing of payments to vendors, and an decrease in compensation related accrued liabilities of $14.1 million.

Net cash used in operating activities was $17.8 million during the three months ended September 30, 2018, resulting primarily from a net loss of $9.2 million and a net change in operating assets and liabilities of $19.6 million that was offset by non-cash items of $11.0 million. Non-cash items primarily consisted of bad debt expense of $3.7 million, share-based compensation expense of $3.2 million, depreciation and amortization expense of $2.2 million, non-cash interest expense on debt of $1.2 million, and inventories write-down of $0.7 million. Net change in operating assets and liabilities was primarily due to an increase in inventories of $10.2 million to support anticipated product shipments in future periods, an increase in account payable of $6.3 million due to the timing of payments to vendors, and a decrease in compensation related accrued liabilities of $8.6 million.

Cash Flows from Investing Activities

Net cash used by investing activities was $1.3 million for the three months ended September 30, 2019 for purchases of property and equipment.

Net cash used in investing activities was $1.6 million for the three months ended September 30, 2018 for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2019 was $27.5 million, which was due to $24.7 million, net, drawn against our Term Loan and $2.9 million in net borrowings on the Revolving Credit Facility.

Net cash used in financing activities during the three months ended September 30, 2018 was $2.4 million, which was due to $3.2 million used to pay down the Revolving Credit Facility. This payment was offset by $0.8 million in proceeds from employee stock plans.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	Revenue generated by sales of our products and service plans;

•	Costs associated with our research and development, sales and marketing initiatives and manufacturing activities;

•	Facilities, equipment and information technology (“IT”) systems required to support current and future operations;

•	Timing and ability to introduce new products;

•	Costs of obtaining and maintaining U.S. Food and Drug Administration (the “FDA”) and other regulatory clearances of our products;

•	Effects of competing technological and market developments; and

•	Number and timing of acquisitions and other strategic transactions.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended September 30, 2019 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2019.

Off-Balance Sheet Arrangements

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties, initiated by either our subsidiaries or by us, as required for such transactions. As of September 30, 2019 and June 30, 2019 we had two 60‑month bank guarantees totaling approximately $0.7 million related to a bidding process with one customer.

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

During the three months ended September 30, 2019, we considered our estimated corporate bonus accrual to be a critical accounting estimate. Our bonus accrual for each quarter is based on our performance against individual and defined corporate metrics: net revenue, adjusted EBITDA and gross orders to backlog. Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended September 30, 2019, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of Topic 842, Leases on July 1, 2019. There have been no other changes to the critical accounting policies and estimates, which we believe are those related to assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three months ended September 30, 2019 and 2018, there were one and no customers, respectively, that represented 10% or more of total net revenue. As of September 30, 2019, we had no customers that accounted for more than 10% of our total accounts receivable. We had one customer that accounted for more than 10% of our total accounts receivable, net as of September 30, 2019.

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

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of September 30, 2019, borrowings under the Term Loan totaled $89.1 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $31.2 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.6 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligations.

Equity Price Risk

In August 2017, we issued approximately $85.0 million aggregate principal amount of 3.75% Convertible Notes. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 174.8252 shares of common stock per $1,000 principal amount of the 3.75% Convertible Notes, which is equivalent to a conversion price of approximately $5.72 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.72 upon conversion of the 3.75% Convertible Notes. For every $1 that the share price of our common stock exceeds $5.72, we expect to issue an additional $14.9 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Notes are converted.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We often need to educate physicians about the use of stereotactic radiosurgery, image guided radiation therapy (IGRT) and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs, and help train qualified physicians in the skilled use of these systems. In addition, we also must educate prospective customers regarding the entire functionality of our radiation therapy systems and their relative benefits compared to alternative products and treatment methods. We must also increase awareness among potential patients, who are increasingly educated about treatment options and therefore impact adoption of new technologies by clinicians. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and Robotic IMRT as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that our products will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

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

As of September 30, 2019, we had an accumulated deficit of $494.9 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

In June 2017, we entered into a credit and security agreement that provided us with an initial revolving credit facility (the “Revolving Credit Facility”) of $52.0 million, which was amended in December 2017 to reduce the Revolving Credit Facility to $32.0 million. In December 2017, we also entered into a credit and security agreement that provides for an initial term loan of $40.0 million with a second tranche of $20.0 million available for draw until December 31, 2018 if specified conditions are met (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”). In July 2018, we further amended the credit and security agreements with respect to the Credit Facilities to provide for, among other things, adjustments to the fixed charge coverage ratio. The credit and security agreements with respect to the Credit Facilities were further amended in December 2018, to, among other things, provide a mechanism for determining an alternative interest rate to replace LIBOR for the Credit Facilities, allow the second tranche of the Term Loan to be drawn in two separate advances and extend the availability of the second tranche of the Term Loan from December 31, 2018 until September 30, 2019, all subject to certain specified conditions being met. A further amendment to the credit and security agreements for the Credit Facilities was made in May 2019 to, among other things, decrease the applicable margin for the Credit Facilities, extend the Commitment Expiry Date (as defined in the applicable credit and security agreement) to May 30, 2024, increase the second tranche commitment under the Term Loan by $461,166 and consolidate both tranches of the Term Loan into a single term loan. Such credit and security agreements were most recently amended in August 2019 to, among other things, (i) increase the term commitments by $25 million, (ii) increase the applicable margin for all term loans from 5.50% to 6.75%, (iii) modify the calculation of the prepayment fee and (iv) revise or add financial covenants, including the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests.

As of September 30, 2019, we had total consolidated liabilities of approximately $422.8 million; including long-term liability components of the 3.75% Convertible Notes of $73.6 million, and the Revolving Credit Facility of $31.2 million and the Term Loan of $83.6 million. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

The credit and security agreements governing the Credit Facilities also includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. In addition, the such agreements require us to meet certain financial covenants, including a fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests, as defined in the applicable credit and security agreement governing the Credit Facilities. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. From time to time to we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the applicable credit and security agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing our 3.75% Convertible Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 68% in 2019, 64% in 2018, and 60% in 2017. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

•	economic or political instability in foreign countries, including the market volatility resulting from the planned United Kingdom (the “UK”) exit from the European Union (the “EU”), or Brexit;
•	import delays;
•	changes in foreign regulatory laws governing, among other matters, the clearance, approval and sales of medical devices;
•	the potential failure to comply with foreign regulatory requirements to sell and market our products;
•	longer payment cycles associated with many customers outside the United States;
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

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife Systems, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the U.S. and Chinese leaders. Although China recently announced a one year tariff exemption for medical linear accelerators in September 2019, there is no assurance that the exemption will continue beyond one year or that we will continue to qualify for such exemption. Additionally, the U.S. has threatened to impose tariffs on goods imported from other countries, which could also impact our or our customers’ operations. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

Additionally, uncertain credit markets and concerns regarding the availability of credit could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the recent approval by voters in the UK of a referendum to leave the EU (often referred to as Brexit), and the ongoing uncertainty regarding the results of Brexit, has caused, and may continue to cause, uncertainty in the global markets. The risks related to Brexit are discussed in more detail in our risk factor entitled “The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our operations.”

The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our operations.

In June 2016, a majority of voters in the UK voted in favor of Brexit in a national referendum. As of the date of this filing, the British Parliament has not agreed upon the terms of the withdrawal. The leaders of the other member countries of the European Union agreed to extend the deadline for Brexit until October 31, 2019, which was recently further extended until January 31, 2020. The referendum and ongoing negotiations have created significant uncertainty about the future relationship between the UK and the EU.

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

Our manufacturing processes and the manufacturing processes of our third‑party suppliers are required to comply with the FDA’s Quality System Regulations (“QSR”) for any products imported into, or sold within, the U.S. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, production process and controls, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. We are also subject to state licensing and other requirements and licenses applicable to manufacturers of medical devices, and we are required to comply with International Organization for Standardization (“ISO”), quality system standards in order to produce products for sale in Europe and Canada, as well as various other foreign laws and regulations. Because our manufacturing processes include the production of diagnostic and therapeutic X‑ray equipment and laser equipment, we are subject to the electronic product radiation control provisions of the Federal Food, Drug and Cosmetic Act, which requires that we file reports with the FDA, applicable states and our customers regarding the distribution, manufacturing and installation of these types of equipment. The FDA enforces the QSR and the electronic product radiation control provisions through periodic inspections, some of which may be unannounced. We have been, and anticipate in the future being subject to such inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue Inspectional Observations on Form FDA 483, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and product corrections in the past, including one recall for the TomoTherapy System in fiscal year 2018 that has been requested for closure with the FDA. In fiscal year 2019, we have voluntarily opened three recalls involving the CyberKnife System. As of September 30, 2019, we have completed all three recalls from fiscal year 2019 with one such recall having been closed with the FDA, and the remaining two having been requested for closure with the FDA and are still under FDA review. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2019, customer contracts with extended payment terms of more than one year amounted to approximately 3% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis. Any increase in days sales outstanding could also negatively affect our cash flow.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies or through collaborating with complementary businesses, including forming joint ventures, such as our recently announced joint venture in China, rather than through internal development. The identification of suitable acquisition, alliance and joint venture partner candidates can be difficult, time consuming, and costly, and we may not be able to successfully complete identified acquisitions, alliances, or joint ventures. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition, alliance, or joint venture, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations or timely and effectively commence operations of any joint venture or other alliance because the process of integration could be expensive, time consuming and may strain our resources. Furthermore, we may be required to contribute significant amounts of capital or incur losses in the initial stages of an alliance or joint venture, particularly as selling and marketing activities increase ahead of expected long-term revenue. For example, we are expected to make initial capital contributions to our joint venture in China before December 31, 2019 and further contributions may be necessary in the future as the joint venture begins operations in China in order to achieve our long-term strategy in China. In addition, the process for customers of the acquired company, alliance or joint venture to comply with local or foreign regulatory requirements that may be required to purchase our products may cause delays in the acquisition target, alliance partner or joint venture’s ability to conduct business. For example, any delays in customers in China to obtain Class A or Class B user licenses or in the subsequent tender process to complete the sale could affect our joint venture’s expected ability to initiate sales and recognize revenue in China. Furthermore, the products and technologies that we acquire, jointly develop, or with respect to which we collaborate may not be successful, or may require significantly greater resources and investments than we originally anticipated. Implementing or acquiring new lines of business or offering new products and services within existing lines of business can affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. In addition, we may not be in a position to exercise sole decision making authority regarding any strategic collaboration, alliance or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, alliances or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests. Collaborations, alliances and joint ventures can be difficult to manage and may involve significant expense and divert the focus and attention of our management and other key personnel away from our existing businesses. With respect to any acquisition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. In addition, with respect to joint ventures, we may not be able to attract qualified employees, acquire customers, or develop reliable supply, distribution or other partnerships. As a result of certain collaborations, alliances and joint ventures we could face potential damage to existing customer relationships or lack of customer acceptance or inability to attract new customers. These risks could be magnified to the extent that any new collaboration, alliance or joint venture would result in a significant increase in operations in developing markets. Future acquisitions or alliances could also result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or expenses or other charges such as in‑process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock. Further, acquisition targets, alliance partners and joint ventures may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations and may lead to increased litigation risk. Such laws may also offer us inadequate or less intellectual property protection relative to U.S. laws, which may impact our ability, as well as the ability of the acquisition target, alliance partner and joint venture, to safeguard our respective intellectual property from infringement and misappropriation. As a result of these and other factors, we may not realize the expected benefits of any acquisition, collaboration, joint venture or strategic alliance or such benefits may not be realized at expected levels or within the expected time period. The failure to successfully consummate such strategic transactions and effectively integrate and execute following such consummation may have an adverse impact on our growth, profitability, financial position and results of operations.

Multiple factors may adversely affect our ability to fully utilize certain tax loss carryforwards.

As of September 30, 2019, we had approximately $331 million and $132 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2020 for state purposes. In addition, as of September 30, 2019, we had federal and state research and development tax credit carryforwards of approximately $21 million and $20 million, respectively. If not utilized, such research credits for federal tax purposes will begin to expire in 2020, while the California research credits have no expiration date and other state research credits will begin to expire in 2020. Utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

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

At September 30, 2019, we had $80.9 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

The CyberKnife and TomoTherapy Systems as well as the Precision Treatment Planning and iDMS Data Management System software are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including the FDA. The FDA regulates virtually all aspects of a medical device design, development, testing manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Additionally, outside of the United States, our products are subject to clearances and approvals by foreign governmental agencies similar to the FDA. In order to market our products internationally, we must obtain licenses or approvals from these governmental agencies, which could include local requirements, safety standards, testing or certifications, and can be time consuming, burdensome and uncertain. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA or any foreign governmental agency in a timely fashion, if at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

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

We have obtained 510(k) clearance for the CyberKnife Systems for the treatment of conditions anywhere in the body when radiation treatment is indicated, and we have obtained 510(k) clearance for the TomoTherapy Systems to be used as integrated systems for the planning and delivery of IMRT for the treatment of cancer. We have made modifications to the CyberKnife and TomoTherapy Systems in the past and may make additional modifications in the future that we believe do not or will not require additional approvals or clearances. If the FDA disagrees, based on new finalized guidance and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to the CyberKnife or TomoTherapy Systems and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA approval or clearance and we may be subject to significant regulatory fines or penalties.

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

Within the EU, we are required under the Medical Device Directive to affix the Conformité Européene, or CE, mark on our products in order to sell the products in member countries of the EU. This conformity to the applicable directives is done through self‑declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be placed on the device. Once the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking demonstrates that our products comply with the laws and regulations required by the European Union countries to allow free movement of trade within those countries. If we cannot support our performance claims and/or demonstrate or maintain compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the European Union. In addition, in 2020, the EU will be implementing the Medical Device Regulation (MDR), which replaces the existing Medical Device Directive. The MDR establishes new requirements and oversight for maintaining the CE mark. The official guidance is not available for the implementation of these requirements and the number of Notified Bodies are still limited. There may be variability in review timeframes and requirements as both manufacturers and authorities navigate these new requirements.

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

Since the enactment of the ACA, CMS continues its efforts to move away from fee‑for‑service payments for furnishing items and services in Medicare. In the past several rulemaking cycles, CMS has increased packaging policies and created larger payment bundles across the Medicare Hospital Outpatient Prospective Payment System (“OPPS”). One example is CMS’ expansion of Comprehensive Ambulatory Payment Classifications, under which payment for adjunctive and secondary items, services and procedures are packaged into the most costly primary procedure at the claim level. Beyond the OPPS, CMS’ Innovation Center has launched a number of alternative payment model (“APM”) demonstrations that involve episode‑based (i.e. bundled) payment. Since 2011, for example, Center for Medicare and Medicaid Innovation (“CMMI”) has created and is in the process of creating major federal initiatives to test episode‑based payments, such as the Bundled Payments for Care Improvement, Oncology Care Model, Specialty Practitioners Payment Model Opportunities. More recently, CMMI proposed a Radiation Oncology Model (“OM”), which would mandate selected radiotherapy providers to participate in a prospective, episode-based payments model where payment is based on a patient’s diagnosis as opposed to the traditional volume-based fee-for service payment model.  It is unclear what impact, if any, such initiatives will have on our business and operating results, but uncertainties surrounding the implementation of these payment models could pause or otherwise delay the purchase of our products by our customers and any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1†	Amendment No. 4 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated August 30, 2019.	—	—	—	—	X

10.2†	Amendment No. 5 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated August 30, 2019.	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Certain portions of this exhibit have been omitted because they are both not material and would be competitively harmful if publicly disclosed.

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

Date: November 6, 2019
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shig Hamamatsu
Shig Hamamatsu
Chief Financial Officer
(Principal Financial Officer)