Form 10-Q
period 2019-12-31
ACCURAY INC
filed 2020-02-04
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of January 31, 2020, there were 90,466,953 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

Table of Contents

		Page No.

PART I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2019 and 2018	4

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2019 and 2018	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	33

PART II.	Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	62

Signatures		63

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi‑Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS®, InCise™, Iris™, M6™ Series, OIS Connect™, PlanTouch®, PreciseART®, PreciseRTX®, Treatment Planning System™, QuickPlan®, TomoDirect™, TomoEdge™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, Tomo Quality Assurance™, Radixact®, Onrad ™, StatRT™, and VoLO™. ImagingRing® is a registered trademark belonging to medPhoton GmbH.

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$96,420	$76,798
Restricted cash	2,648	10,218
Accounts receivable, net of allowance for doubtful accounts of $670 and $605 as of December 31, 2019 and June 30, 2019, respectively	87,734	111,885
Inventories	131,253	120,823
Prepaid expenses and other current assets	20,320	24,205
Deferred cost of revenue	140	146
Total current assets	338,515	344,075
Property and equipment, net	16,977	17,122
Investment in joint venture	15,925	—
Operating lease right-of-use assets, net	31,110	—
Goodwill	57,740	57,770
Intangible assets, net	607	679
Restricted cash	1,322	1,162
Other assets	17,277	17,373
Total assets	$479,473	$438,181
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,062	$29,562
Accrued compensation	22,308	31,150
Operating lease liabilities, current	7,598	—
Other accrued liabilities	28,686	32,742
Customer advances	18,231	20,395
Deferred revenue	79,599	78,332
Total current liabilities	178,484	192,181
Long-term liabilities:
Operating lease liabilities, non-current	27,166	—
Long-term other liabilities	6,717	9,646
Deferred revenue	27,242	26,639
Long-term debt	183,864	159,844
Total liabilities	423,473	388,310
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2019 and June 30, 2019, respectively; issued and outstanding: 90,331,453 and 88,521,511 shares at December 31, 2019 and June 30, 2019, respectively	90	89
Additional paid-in-capital	540,247	535,332
Accumulated other comprehensive loss	(151)	(10)
Accumulated deficit	(484,186)	(485,540)
Total stockholders' equity	56,000	49,871
Total liabilities and stockholders' equity	$479,473	$438,181

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net revenue:
Products	$43,760	$48,051	$81,365	$89,568
Services	55,066	54,267	107,038	108,579
Total net revenue (a)	98,826	102,318	188,403	198,147
Cost of revenue:
Cost of products	24,518	29,062	46,088	53,586
Cost of services	36,408	34,876	71,472	68,302
Total cost of revenue (b)	60,926	63,938	117,560	121,888
Gross profit	37,900	38,380	70,843	76,259
Operating expenses:
Research and development	13,064	13,640	26,405	27,529
Selling and marketing	11,327	15,139	24,593	28,175
General and administrative	9,886	10,469	20,502	26,111
Total operating expenses	34,277	39,248	71,500	81,815
Income (loss) from operations	3,623	(868)	(657)	(5,556)
Other income (expense), net	7,766	(3,321)	3,327	(7,304)
Income (loss) before provision for income taxes	11,389	(4,189)	2,670	(12,860)
Provision for income taxes	679	451	1,316	986
Net income (loss)	$10,710	$(4,640)	$1,354	$(13,846)
Net income (loss) per share - basic	$0.12	$(0.05)	$0.02	$(0.16)
Net income (loss) per share - diluted	$0.12	$(0.05)	$0.02	$(0.16)
Weighted average common shares used in computing net loss per share:
Basic	89,517	87,237	89,145	86,858
Diluted	90,279	87,237	90,095	86,858
Net income (loss)	$10,710	$(4,640)	$1,354	$(13,846)
Foreign currency translation adjustment	877	61	(141)	(334)
Comprehensive income (loss)	$11,587	$(4,579)	$1,213	$(14,180)

(a)

Includes sales to the China joint venture, an equity method investment of $2,643 and $6,460 for the three and six months ended December 31, 2019 and $0 for both the three and six months ended December 31, 2018, respectively. See Note 14.

(b)

Includes cost of revenue from sales to the China joint venture, an equity method investment of $2,140 and $4,631 for the three and six months ended December 31, 2019 and $0 for both the three and six months ended December 31, 2018, respectively. See Note 14.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2019	88,521,511	$89	$535,332	$(10)	$(485,540)	$49,871
Issuance of restricted stock	356,999	—	(207)	—	—	(207)
Share-based compensation	—	—	1,684	—	—	1,684
Net loss	—	—	—	—	(9,356)	(9,356)
Cumulative translation adjustment	—	—	—	(1,018)	—	(1,018)
Balance at September 30, 2019	88,878,510	$89	$536,809	$(1,028)	$(494,896)	$40,974
Issuance of restricted stock	987,765	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	523,714	—	1,357	—	—	1,357
Share-based compensation	—	—	2,081	—	—	2,081
Tax withholding upon vesting of restricted stock units	(58,536)	—	—	—	—	—
Net income	—	—	—	—	10,710	10,710
Cumulative translation adjustment	—	—	—	877	—	877
Balance at December 31, 2019	90,331,453	$90	$540,247	$(151)	$(484,186)	$56,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2018	86,129,256	$86	$521,738	$1,093	$(474,285)	$48,632
Exercise of stock options, net	3,500	—	14	—	—	14
Issuance of restricted stock	367,504	—	—	—	—	—
Share-based compensation	—	—	2,947	—	—	2,947
Adoption of new revenue recognition standard	—	—	—	—	5,114	5,114
Net loss	—	—	—	—	(9,206)	(9,206)
Cumulative translation adjustment	—	—	—	(395)	—	(395)
Balance at September 30, 2018	86,500,260	$86	$524,699	$698	$(478,377)	$47,106
Exercise of stock options, net	14,550	—	58	—	—	58
Issuance of restricted stock	1,054,539	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	442,051	—	1,540	—	—	1,540
Share-based compensation	—	—	1,959	—	—	1,959
Tax withholding upon vesting of restricted stock units	(125,797)	—	—	—	—	—
Adoption of new revenue recognition standard	—	—	—	—	61	61
Net loss	—	—	—	—	(4,640)	(4,640)
Cumulative translation adjustment	—	—	—	61	—	61
Balance at December 31, 2018	87,885,603	$88	$528,254	$759	$(482,956)	$46,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$1,354	$(13,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,712	4,174
Share-based compensation	3,849	4,899
Amortization of debt issuance costs	661	764
Accretion of interest on debt	2,018	1,626
Provision for bad debt	853	3,615
Gain on contribution to joint venture	(12,964)	-
Provision for write-down of inventories	2,208	1,302
Loss on disposal of property and equipment	—	156
Changes in assets and liabilities:
Accounts receivable	23,589	(21,518)
Inventories	(17,210)	(11,718)
Prepaid expenses and other assets	2,986	(3,587)
Deferred cost of revenue	132	405
Accounts payable	(7,718)	11,558
Operating lease liabilities, net	(331)	—
Accrued liabilities	(11,084)	(6,109)
Customer advances	(2,085)	(3,022)
Deferred revenues	1,863	(297)
Net cash used in operating activities	(8,167)	(31,598)
Cash flows from investing activities
Purchases of property and equipment, net	(2,533)	(2,218)
Net cash used in investing activities	(2,533)	(2,218)
Cash flows from financing activities
Proceeds from employee stock plans	1,358	2,048
Taxes paid related to net share settlement of equity awards	(207)	—
Proceeds from debt, net of costs	24,716	5,000
Borrowings (repayments) under Revolving Credit Facility, net	(2,983)	(1,147)
Net cash provided by financing activities	22,884	5,901
Effect of exchange rate changes on cash, cash equivalents and restricted cash	28	(266)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,212	(28,181)
Cash, cash equivalents and restricted cash at beginning of period	88,178	93,533
Cash, cash equivalents and restricted cash at end of period	$100,390	$65,352
Supplemental schedule of non-cash investing and financing activities:
An equity method investment, in exchange for non-cash contributions of assets to China Joint Venture (including gain of $12,964)	$15,925	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 23, 2019.

Significant Accounting Policies

During the six months ended December 31, 2019, the Company adopted a new accounting policy related to equity method investments in connection with valuing its equity investment in the China joint venture. The equity method investments that the Company holds are equity securities in investees for which the Company has the ability to exercise significant influence over, but lacks a controlling financial interest in the investee. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of the equity method investee income or loss. The Company’s proportionate share of the income or loss from the China joint venture, equity method investment is recognized on a one-quarter lag due to the timing of the availability of the China joint venture’s financial records. Profit earned by the Company to be eliminated until it is realized and such profits would generally be considered realized when the inventory has been sold through to third parties.

Other than the policy adoptment noted above and the recent accounting pronouncements adopted and discussed below under Accounting Pronouncements Recently Adopted, there have been no changes in the Company’s significant accounting policies during the six months ended December 31, 2019 compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The guidance will be effective for the Company in its first quarter of fiscal 2021. Early adoption is permitted. This standard can be adopted either on retrospective or prospective basis. The Company has not yet decided whether it will early adopt and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”). The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning July 1, 2021 with early adoption permitted. The Company is currently evaluating the impact of adopting this new accounting guidance to the financial statements.

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

Changes in the contract assets and contract liabilities are as follows:

	December 31, 2019	June 30, 2019
(Dollars in thousands)	Amount	Amount
Contract Assets:
Unbilled accounts receivable – current (1)	$11,530	$5,260
Interest receivable – current (2)	640	361
Long-term accounts receivable (3)	3,478	4,116
Interest receivable – non-current (3)	1,288	1,255
Contract Liabilities:
Customer advances	18,231	20,395
Deferred revenue – current	79,599	78,332
Deferred revenue – non-current	27,242	26,639

(1)	Included in accounts receivable on consolidated balance sheets
(2)	Included in prepaid expenses and other current assets on consolidated balance sheets
(3)	Included in other assets on consolidated balance sheets

During the quarter ended December 31, 2019, contract assets changed primarily due to the timing of billings occurring after revenues were recognized and payment terms exceeding 12 months. Contract liabilities changed due to timing of system sales for which the warranty has not yet started and was deferred and due to changes in transaction price.

Changes in deferred revenue from contracts with customers are as follows:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	December 31, 2019	December 31, 2019
Balance at beginning of period	$105,869	$104,971
New billings	99,796	190,272
Recognition of deferred revenue from opening balance	(15,753)	(26,944)
Recognition of new additions	(83,072)	(161,459)
Balance at end of period	$106,840	$106,840

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed and non-cancellable contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts, and therefore, the Company has elected the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

As of December 31, 2019, total remaining performance obligations amounted to $935.4 million. Of this total amount, $83.9 million related to long-term warranty and service, which is expected to be recognized over the remaining warranty period for systems that have been delivered. For systems that have been delivered but not yet installed, management estimates the timing of installation since warranty starts upon installation.

The following table represents the Company's remaining performance obligations related to long-term warranty and service as of December 31, 2019 and the estimated revenue expected to be recognized:

	Fiscal years of revenue recognition
(Dollars in thousands)	2020	2021	2022	Thereafter
Long-term warranty and service	$17,914	$31,645	$19,200	$15,136

For the remaining $851.5 million of performance obligations, the Company estimates 19% to 28% will be recognized in the next 12 months, and the remaining portion will be recognized in the 30 months thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. Based on historical cancellations, approximately 14% of the Company’s contracts may never result in revenue due to cancellation.

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

The balance of capitalized costs to obtain a contract was $9.1 million and $8.4 million as of December 31, 2019 and June 30, 2019, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred impairment losses of $0 and $0.1 million in the three and six month periods ended December 31, 2019. The Company incurred a de minimis impairment loss for the three and six month period ended December 31, 2018.  During the three and six months ended December 31, 2019, the Company recognized $0.5 million and $1.0 million, respectively, in expense related to the amortization of the capitalized contract costs. During the three and six months ended December 31, 2018, the Company recognized $0.4 million and $1.3 million, respectively, in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $3.4 million and $4.3 million at December 31, 2019 and June 30, 2019, respectively, and are included in other assets in the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at contract inception and monitors it over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a transaction. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of December 31, 2019 and June 30, 2019. Based upon such assessment, the Company had recorded adjustments of $4.4 million and $3.6 million to the allowance for credit losses related to such financing receivables for the periods ended December 31, 2019 and June 30, 2019, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

December 31, 2019	Financed Service Contracts and Other
Gross	$14,105
Residual value	—
Unearned income	(1,715)
Allowance for credit loss	(4,369)
Total, net	$8,021
Reported as:
Current	$4,301
Non-current	3,720
Total, net	$8,021

June 30, 2019	Financed Service Contracts and Other
Gross	$13,288
Residual value	—
Unearned income	(1,535)
Allowance for credit loss	(3,582)
Total, net	$8,171
Reported as:
Current	$3,902
Non-current	4,269
Total, net	$8,171

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Raw materials	$47,265	$40,966
Work-in-process	20,172	18,152
Finished goods	63,816	61,705
Inventories	$131,253	$120,823

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Furniture and fixtures	$2,828	$2,728
Computer and office equipment	11,073	11,183
Software	11,244	11,236
Leasehold improvements	25,847	25,741
Machinery and equipment	45,958	45,472
Construction in progress	2,260	1,658
	99,210	98,018
Less: Accumulated depreciation	(82,233)	(80,896)
Property and equipment, net	$16,977	$17,122

Depreciation expense related to property and equipment for the three and six months ended December 31, 2019 was $1.8 million and $3.7 million, respectively.  Depreciation expense related to property and equipment for the three and six months ended December 31, 2018 was $2.0 million and $4.1 million, respectively.

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

The components of accumulated other comprehensive loss in the equity section of the balance sheets are as follows (in thousands):

	December 31, 2019	June 30, 2019
Cumulative foreign currency translation adjustment	$849	$990
Defined benefit pension obligation	(1,000)	(1,000)
Accumulated other comprehensive loss	$(151)	$(10)

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

Operating lease costs for the three and six months ended December 31, 2019 were $2.4 million and $4.7 million, not including short-term operating lease costs, which were not material.

For the three and six months ended December 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.4 million and $4.7 million, operating lease liabilities arising from obtaining operating right-of-use assets totaled $3.5 million and $3.7 million for the three and six months ended December 31, 2019, respectively.

Maturities of operating lease liabilities as of December 31, 2019 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2020 (remaining 6 months)	$4,347
2021	8,214
2022	8,360
2023	8,772
2024	6,337
Thereafter	2,898
Total operating lease payments	38,928
Less: imputed interest	(4,164)
Present value of operating lease liabilities	$34,764
Weighted average remaining lease term (in years)	4.36
Weighted average discount rate	5.36%

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Balance at the beginning of the period	$57,770	$57,855
Currency translation	(30)	(85)
Balance at the end of the period	$57,740	$57,770

In the second quarter of fiscal 2020, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company continues to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		December 31, 2019			June 30, 2019
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	7	$1,000	$(393)	$607	$1,000	$(321)	$679

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2019 and June 30, 2019.

Amortization expense related to intangible assets for the three and six months ended December 31, 2019, was $0.04 million and $0.07 million, respectively. Amortization expense related to intangible assets for the three and six months ended December 31, 2018 was $0.03 million and $0.07 million, respectively.

The estimated future amortization expense of acquired intangible assets as of December 31, 2019 is as follows (in thousands):

Year Ending June 30,	Amount
2020 (remaining 6 months)	$71
2021	143
2022	143
2023	143
2024	107
$607

Note 7. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have a monthly maturity that mitigates the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. There were no outstanding foreign currency forward contracts at the end of December 31, 2019 and June 30, 2019.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Foreign currency exchange gain (loss) on foreign contracts	$(694)	$137	$(577)	$153
Foreign currency transactions gain (loss)	21	(81)	(517)	(610)

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

The Company had a cash balance of $96.4 million and $76.8 million at December 31, 2019 and June 30, 2019, respectively.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option since an observable quoted price of the 3.75% Convertible Notes (as defined below) are not readily available. The Revolving Credit Facility (as defined below) and the Term Loan (as defined below) (collectively, the “Credit Facilities”) are valued at market interest rates, which the Company considers to be a level 2 fair value measurement. The carrying value of these financial instruments approximate its estimated fair value as there have not been significant changes in the Company’s credit quality or capital markets that would suggest changes in interest rates since the Credit Facilities were issued or amended in August 2019.

The following table summarizes the carrying value and estimated fair value of the Credit Facilities and the 3.75% Convertible Notes (in thousands):

	December 31, 2019		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$74,522	$75,829	$72,730	$84,227
Term Loan Facility	84,060	84,060	58,849	58,849
Revolving Credit Facility	25,282	25,282	28,265	28,265
Total	$183,864	$185,171	$159,844	$171,341

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2019.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2019.

Guarantees

As of December 31, 2019 and June 30, 2019, the Company had two 60-month bank guarantees totaling approximately $0.7 million related to a bidding process with one customer.

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of December 31, 2019, $85.0 million of aggregate principal amount was outstanding.

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

In May 2019, the Company amended the Amended Credit Agreement to, among other things, decrease the interest rate from 90-day LIBOR plus 4.50% to 90-day LIBOR plus 3.50% and extend the maturity date to May 30, 2024 and update the calculation of the deferred revolving loan origination fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. Other significant terms remain unchanged. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on the consolidated balance sheet as of December 31, 2019.

The Amended Credit Agreement was further amended in August 2019 to, among other things, revise or add financial covenants, including the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. Other significant terms remain unchanged. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on the consolidated balance sheet as of December 31, 2019.

The Company was in compliance with the covenants under the Amended Credit Agreement, as amended, as of December 31, 2019. As of December 31, 2019, approximately $25.3 million of aggregate principal amount was outstanding under the Revolving Credit Facility.

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

In August 2019, the Company amended the Term Loan Agreement to, among other things, increase the loan commitment by $25 million in the form of a new tranche (“Tranche 3”), increase the annual interest rate from 5.50% plus 90-day LIBOR to 6.75% plus 90-day LIBOR, and revise or add financial covenants, including the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. Other significant terms remain unchanged. The Company borrowed in full Tranche 3, or $25 million, on the date of the amendment. The Company accounted for the amendment as a modification of existing debt, at the same time, the Company recorded approximately $1.6 million of debt discount costs associated with the amendment against long-term debt.

The following table presents the carrying value of the Credit Facilities and 3.75% Convertible Notes (the “Notes”) (in thousands):

As of December 31, 2019	Revolving Credit Facility (1)	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$25,282	$85,000	$89,093	$199,375
Unamortized debt costs	—	(2,318)	(1,051)	$(3,369)
Unamortized debt discount	—	(8,160)	(3,982)	$(12,142)
Net carrying amount	$25,282	$74,522	$84,060	$183,864
Reported as:
Short-term debt				$—
Long-term debt				183,864
Total debt				$183,864
(1)	Unamortized debt costs of $1.0 million recorded in other assets on the consolidated balance sheet.

As of June 30, 2019	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$28,265	$85,000	$63,031	$176,296
Unamortized debt costs	—	(2,687)	(1,231)	(3,918)
Unamortized debt discount	—	(9,583)	(2,951)	(12,534)
Net carrying amount	$28,265	$72,730	$58,849	$159,844
Reported as:
Short-term debt				$—
Long-term debt				159,844
Total debt				$159,844

A summary of interest expense on the Notes and Credit Facilities is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Interest expense related to contractual interest coupon	$3,296	$2,305	$6,158	$4,630
Interest expense related to amortization of debt discount	1,053	815	2,017	1,625
Interest expense related to amortization of debt issuance costs	332	383	663	765
	$4,681	$3,503	$8,838	$7,020

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Cost of revenue	$294	$380	$668	$811
Research and development	367	410	740	901
Selling and marketing	423	483	398	1,018
General and administrative	1,065	414	2,043	2,169
	$2,149	$1,687	$3,849	$4,899

Note 12. Net Income (Loss) Per Common Share

The Company reports both basic and diluted loss per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$10,710	$(4,640)	$1,354	$(13,846)
Denominator:
Weighted average shares outstanding - basic	89,517	87,237	89,145	86,858
Dilutive effect of potential common shares	762	—	950	—
Weighted average shares outstanding - diluted	90,279	87,237	90,095	86,858
Basic net income (loss) per share	$0.12	$(0.05)	$0.02	$(0.16)
Diluted net income (loss) per share	$0.12	$(0.05)	$0.02	$(0.16)

The potentially dilutive shares of the Company’s common stock result from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSUs), Market Stock Units (MSUs) and Performance Stock Units (PSUs), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are included in the calculation of diluted net income per share only if their inclusion is dilutive. Additionally, the 3.75% Convertible Notes are included in the calculation of diluted net income per share only if their inclusion is dilutive for periods during which the notes were outstanding.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2019	2018
Stock options	6,062	5,587
RSUs, PSUs and MSUs	3,953	3,787
	10,015	9,374

3.75% Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features.  Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes as of December 31, 2019, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Americas	$32,393	$28,249	$61,822	$60,943
Europe, Middle East, India and Africa	33,999	41,941	65,599	77,976
Asia Pacific	14,815	18,675	28,882	30,852
Japan	17,619	13,453	32,100	28,376
Total	$98,826	$102,318	$188,403	$198,147

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	December 31,	June 30,
	2019	2019
Americas	$13,996	$13,853
Europe, Middle East, India and Africa	$429	575
Asia Pacific	1,232	1,419
Japan	1,320	1,275
Total	$16,977	$17,122

Note 14. Joint Venture

In January 2019, the Company’s wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. Accuray Asia has a 49% ownership interest in the JV and the CIRC Subsidiary has a 51% ownership interest in the JV.

In exchange for the 49% equity interest in the JV, the Company, through Accuray Asia, made in-kind capital contributions consisting of two full radiation oncology systems from the Company’s inventory in the quarter ended December 31, 2019. The investment is reported as an Investment in joint venture on our condensed consolidated balance sheets. The Company recognized a gain of $13.0 million related to the value of the capital contribution to the JV. This gain was recorded as non-operating, other income in the three months ended December 31, 2019.

The Company is applying the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of each reporting period. The Company will recognize the 49% proportionate share of the JV income or loss on a one-quarter lag due to the timing of the availability of the JV’s financial records.

The Company recorded revenue from sales to the JV of $2.6 million and $6.5 million for the three and six months ended December 31, 2019, respectively. As of December 31, 2019 the Company has no receivable balance from the JV.

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $0.7 million and $1.3 million for the three and six months ended December 31, 2019, respectively, primarily related to foreign taxes. The Company recognized an income tax expense of $0.5 million and $1.0 million for the three and six months ended December 31, 2018,  respectively.

Starting in fiscal year 2019, certain income earned by controlling foreign corporations (“CFCs”) must be included in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses and is not expected to cause the Company to be in a U.S. taxable income position for fiscal year 2020.

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

The following discussion and analysis of our financial condition as of December 31, 2019 and results of operations for the three and six months ended December 31, 2019 and 2018 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the improvements in efficiency made by the multi-leaf collimator, or InCise MLC, and the VOLO Optimizer software upgrade on the CyberKnife Systems, and their impact on our business; our expectations regarding the improvements Synchrony motion tracking provides for the Radixact System and timing of its commercialization; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including the Radixact System; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; expectations regarding the strategy, timing, income, and impact of our China joint venture on our business; expectations regarding the the market in China for radiation oncology systems; expectations regarding the effects of the 2019 Novel Coronavirus outbreak; expectations regarding the timing of revenue recognition from sales in China; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of our annual report on Form 10-K for fiscal year 2019, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Most recently, Accuray introduced its Synchrony motion tracking and correction technology for the Radixact System. This feature adds intrafraction motion synchronization capabilities to the Radixact System, enabling real-time tracking, visualization and correction for tumor motion during treatment, with the goal of improving dose accuracy and treatment times compared to conventional radiation therapy systems. In 2019, Synchrony for Radixact was shipped to selected clinical evaluation sites globally, with the broader commercial launch conducted in early calendar year 2020.

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

In October 2019, our systems were named in 50 out of 58 Class A user licenses awarded by the China National Health Commission. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. Approximate system revenue value of Accuray systems subject to the 50 Class A licenses awarded is $115.0 million dollars. We currently expect to start recognizing revenue for these systems starting in the fourth fiscal quarter of 2020 and over the following 24-month period. In addition, in spite of the recent 2019 Novel Coronavirus outbreak in China, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the outbreak does not affect the long-term demand for radiotherapy equipment in China.

China Joint Venture

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

In exchange for the initial 49% equity interest in the JV, we, through Accuray Asia, made in-kind contributions consisting of two full radiation oncology systems from our inventory in the quarter ended December 31, 2019. The investment is reported as an Investment in unsolidated joint venture on our condensed consolidated balance sheets. The Company recognized a gain of $13.0 million related to the value of the capital contribution to the JV. This gain was recorded as non-operating, other income for the three months ended December 31, 2019.

In July 2019, the JV broke ground on its facility based in Tianjin, China, expected to serve as headquarters and home of the sales organization and service operations. Also, in July 2019, the JV received the Radiation Safety License from the China Ministry of Environmental Protection. This license, along with the license to do business in China received in April 2019 and the Medical Device Operating Permit received in June 2019, enables the JV to sell and install our radiation therapy devices in China.

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

We are applying the equity method of accounting to our ownership interest in the JV as we have the ability to exercise significant influence over the JV but lack controlling financial interest and are not the primary beneficiary. We recognize revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of each reporting period. We will recognize the 49% proportionate share of the JV income or loss on a one-quarter lag due to the timing of the availability of the JV’s financial records.

Backlog

Effective at the beginning of our fiscal year 2019, we updated our backlog policy to include certain upgrades sold through service contracts. As a result, the portion of the order that is recognizable as product revenue and upgrades sold on service contracts are reported as backlog. The portion of the order that is recognized as other service revenue (for example, Post-Contract Customer Support (“PCS”), installation, training and professional services) is not included in reported backlog. As of December 31, 2019, backlog totaled $539.4 million, of which $0.9 million represented upgrades sold through service contracts. As of June 30, 2019, backlog totaled $495.6 million.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Gross orders	$98,556	$100,169	$177,043	$161,583
Net age-outs	(8,304)	(29,738)	(44,183)	(56,207)
Cancellations	-	(1,709)	(1,778)	(8,348)
Currency impacts and other	(348)	480	(2,197)	(2,915)
Net orders	$89,904	$69,202	$128,885	$94,113
Order backlog at the end of the period	$539,357	$482,230	$539,357	$482,230

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders decreased by $1.6 million for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This was a result of a decrease in new system order volume compared to the same prior year period, primarily related to a $14.8 million decrease in CyberKnife System orders, offset by $10.3 million increase of TomoTherapy System orders and $2.9 million gross upgrades.

Gross orders increased by $15.4 million for the six months ended December 31, 2019, as compared to the six months ended December 31, 2018. This was a result of an increase in new system order compared to the same prior year period, primarily related to a $5.9 million increase in CyberKnife System orders, $7.5 million increase of TomoTherapy System orders, in addition to $2.0 million gross upgrades.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders increased by $20.7 million for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, resulting from a decrease in cancellations of $1.7 million, a decrease in net age-outs of $11.5 million, and increase in age-ins of $9.9 million, offset by a decrease in gross orders of $1.6 million and an unfavorable impact of foreign currency exchange rates of $0.8 million.

•

For the three months ended December 31, 2019 there were $20.4 million of net age-outs and $12.1 million of age-ins. Age-ins represent orders that previously aged-out but have been taken to revenue in the current period. For the same period last fiscal year, we had $32.0 million of net age-outs and $2.2 million of age-ins. Age-ins offset the gross amount of age-outs in a particular period.

•

There were no cancellations in the three months ended December 31, 2019 compared to $1.7 million in cancellations in the three months ended December 31, 2018. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

Foreign currency impacts and other adjustments decreased net orders by $0.3 million for the three months ended December 31, 2019 while the impacts of foreign currency exchange rates increased net orders by $0.5 million for the three months ended December 31, 2018.

Net orders increased by $34.8 million for the six months ended December 31, 2019, as compared to the six months ended December 31, 2018, resulting from an increase of gross orders of $15.5 million, a decrease in cancellations of $6.6 million, a decrease in net age-outs of $2.1 million, an increase in age-ins of $9.9 million, and a favorable impact of foreign currency exchange rates of $0.7 million.

•

For the six months ended December 31, 2019 there were $56.3 million of net age-outs and $12.1 million of age-ins, compared to $58.5 million of age-outs and $2.2 million of age-ins in the same period last fiscal year.

•	There were $1.8 million of cancellations in the six months ended December 31, 2019 compared to $8.3 million in cancellations in the six months ended December 31, 2018.

•

Foreign currency impacts and other adjustments decreased net orders by $2.2 million for the six months ended December 31, 2019 while ASC 606 adjustments and foreign currency exchange rate impacts decreased net orders by $2.9 million for the six months ended December 31, 2018.

Results of Operations — Three and six months ended December 31, 2019 and 2018

	Three Months Ended December 31,				Six Months Ended December 31,
	2019	2018	Change		2019	2018	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products	$43,760	$48,051	(4,291)	(9)	$81,365	$89,568	(8,203)	(9)
Services	55,066	54,267	799	1	107,038	108,579	(1,541)	(1)
Net revenue (a)	98,826	102,318	(3,492)	(3)	188,403	198,147	(9,744)	(5)
Gross profit	37,900	38,380	(480)	(1)	70,843	76,259	(5,416)	(7)
Products gross profit	19,242	18,989	253	1	35,277	35,982	(705)	(2)
Services gross profit	18,658	19,391	(733)	(4)	35,566	40,277	(4,711)	(12)
Research and development expenses	13,064	13,640	576	4	26,405	27,529	1,124	4
Selling and marketing expenses	11,327	15,139	3,812	25	24,593	28,175	3,582	13
General and administrative expenses	9,886	10,469	583	6	20,502	26,111	5,609	21
Other (income) expense, net	(7,766)	3,321	11,087	334	(3,327)	7,304	10,631	146
Provision for income taxes	679	451	(228)	(51)	1,316	986	(330)	(33)
Net income (loss)	$10,710	$(4,640)	15,350	331	$1,354	$(13,846)	15,200	(110)

(a)

Includes sales to the China joint venture, an equity method investment of $2,643 and $6,460 for the three and six months ended December 31, 2019 and $0 for both the three and six months ended December 31, 2018, respectively. See Note 14.

Net Revenue

Product Net Revenue

Product net revenue decreased by $4.3 million for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, primarily due to a $7.0 million decrease in unit volume sales, offset by an increase of $2.7 million in upgrade  and other revenue.

Product net revenue decreased by $8.2 million for the six months ended December 31, 2019, as compared to the six months ended December 31, 2018, primarily due to a $11.4 million decrease in unit volume sales, offset by an increase of $3.2 million in upgrade and other revenue.

Services Net Revenue

Services net revenue increased by $0.8 million for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, primarily due to an increase in training, upgrade and spare part sales.

Services net revenue decreased by $1.5 million for the six months ended December 31, 2019, as compared to the six months ended December 31, 2018, primarily due to a decrease of $3.1 million from upgrade and spare part sales, offset by an increase of $1.0 million in revenue from training and $0.5 million in contract revenue.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net revenue	$98,826	$102,318	$188,403	$198,147
Americas	33%	28%	33%	31%
Europe, Middle East, India and Africa	34%	41%	35%	39%
Asia Pacific	15%	18%	15%	16%
Japan	18%	13%	17%	14%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue decreased for the three and six months ended December 31, 2019 as compared to the same period last fiscal year mainly driven by a decrease in the Europe, Middle East, India and Africa region.

Gross Profit

Overall gross profit for the three months ended December 31, 2019 decreased by $0.5 million, or 1%, as compared to the three months ended December 31, 2018, due to a decrease in service gross profit of $0.7 million, or 4%, while product gross profit increased by $0.3 million, or 1%. The decrease in service gross profit was due to an increase in service part consumption which was partially due to the impact of certain parts write-offs in connection with our parts quality control initiative in the second quarter of fiscal year 2020.

Overall gross profit for the six months ended December 31, 2019 decreased by $5.4 million, or 7%, as compared to the six months ended December 31, 2018, due to a decrease in both service gross profit of $4.7 million, or 12%, and product gross profit of $0.7 million or 2%. The decrease in product gross profit was mostly due to product mix, with a larger percentage of sales attributable to the TomoTherapy platform and higher freight costs in the first half of fiscal year 2020. The decrease in service gross profit was due to an increase in service part consumption, which was partially due to the impact of certain parts write-off in connection with our parts quality control initiative in the second quarter of fiscal year 2020.

Research and Development

Research and development expenses decreased by $0.6 million, or 4%, for the three months ended December 31, 2019, as compared to the same period in the prior fiscal year. The decrease was the result of lower spending on research and development projects and consulting fees.

Research and development expenses decreased by $1.1 million, or 4%, for the six months ended December 31, 2019, as compared to the same period in the prior fiscal year. The decrease was the result of lower spending on research and development projects and consulting fees.

Selling and Marketing

Selling and marketing expenses decreased by $3.8 million, or 25%, for the three months ended December 31, 2019, as compared to the same period in the prior fiscal year. The decrease was primarily due to the timing of $2.4 million in expenses for key trade shows and advertising costs that were incurred in the same period for the prior fiscal year that did not recur in the current period as well as, a $0.5 million decrease due to lower headcount and a $0.3 million decrease due to lower software and service maintenance costs.

Selling and marketing expenses decreased by $3.6 million, or 13%, for the six months ended December 31, 2019, as compared to the same period in the prior fiscal year. The decrease was primarily due to $1.7 million decrease in salary and emplolyee benefits including stock-based compensation driven by lower headcount, $1.1 million decrease in software service maintenance costs, and $0.3 million decrease in travel expenses, as well as $0.5 million severance costs that were incurred in the same period for the last fiscal year and did not recur for the current period.

General and Administrative

General and administrative expenses decreased by $0.6 million, or 6%, for the three months ended December 31, 2019, as compared to the same period in the prior fiscal year. The decrease was primarily due to a decrease of $0.7 million outside consulting costs and a $1.7 million benefit from the conclusion of a tax audit, offset by an increase in allowance for credit losses of $0.8 million and an increase of $1.0 million due to higher headcount and increase in related compensation and benefits.

General and administrative expenses decreased by $5.6 million, or 21%, for the six months ended December 31, 2019, as compared to the same period in the prior fiscal year. The decrease was primarily due to a decrease in expense for allowance for doubtful accounts of $2.7 million, a benefit of $1.7 million from the conclusion of a tax audit, and a decrease in consulting fees of $1.0 million.

Other (Income) Expense, net

Other (income) expense, net increased by $11.1 million for the three months ended December 31, 2019, as compared to the same period in the prior fiscal year. The increase was primarily due to a non-cash gain of $13.0 million related to the value of the Accuray systems contributed to the JV in exchange for 49% equity interest, offset by $1.2 million increase in interest expense, net and a $0.7 million negative impact of foreign exchange rates.

Other (income) expense, net increased by $10.6 million for the six months ended December 31, 2019, as compared to the same period in the prior fiscal year. The increase was primarily due to a non-cash gain of $13.0 million related to the value of Accuray systems contributed to the JV in exchange for 49% equity interest, offset by $1.7 million increase in interest expense, net and $0.7 million negative impact of foreign exchange rates.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income tax expense of $0.7 million and $1.3 million for the three and six months ended December 31, 2019 and $0.5 million and $1.0 million for the three and six months ended December 31, 2018. respectively. The increase in income tax expense in the current quarter and year to date was driven by higher foreign earnings in the current six months period combined with prior period tax benefit recorded for the six months ended December 31, 2018 in the prior fiscal year.

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

Liquidity and Capital Resources

At December 31, 2019, we had $96.4 million in cash and cash equivalents. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of December 31, 2019. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. In August 2019, we increased our Term Loan commitment by $25 million.

As of December 31, 2019, we had approximately $59.6 million of cash and cash equivalents in our foreign subsidiaries. There could be additional foreign tax withholdings that would be due depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Our cash flows for the six months ended December 31, 2019 and 2018 are summarized as follows (in thousands):

	Six Months Ended December 31,
	2019	2018
Net cash used in operating activities	$(8,167)	$(31,598)
Net cash used in investing activities	(2,533)	(2,218)
Net cash provided by financing activities	22,884	5,901
Effect of exchange rate changes on cash, cash equivalents and restricted cash	28	(266)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,212	$(28,181)

Cash Flows from Operating Activities

Net cash used in operating activities was $8.2 million during the six months ended December 31, 2019. Net income was $1.4 million for the six months ending December 31, 2019. The net cash used in operating activity, resulting primarily from a net negative change in operating assets and liabilities of $9.9 million offset by net income of $1.4 million and non-cash items of $0.3 million.

•

Non-cash items primarily consisted of gain on contribution to JV of $13.0 million offset by depreciation and amortization expense of $3.7 million, share-based compensation expense of $3.8 million, non-cash interest expense on debt of $2.7 million, inventories write-down of $2.2 million and provision of bad debt of $0.9 million;

•

The net negative change in operating assets and liabilities of $9.9 million was primarily due to an increase in inventories of $17.2 million to support anticipated product shipments in future periods, a decrease in accounts payable of $7.7 million due to the timing of payments to vendors, and a decrease in compensation related accrued liabilities of $11.1 million offset by strong receivable collection and a decrease in accounts receivable of $23.6 million.

Net cash used in operating activities was $31.6 million during the six months ended December 31, 2018, resulting primarily from a net loss of $13.8 million and a net change in operating assets and liabilities of $34.3 million that was offset by non-cash items of $16.5 million. Non-cash items primarily consisted of bad debt expense of $3.6 million, stock-based compensation expense of $4.9 million, depreciation and amortization expense of $4.2 million, non-cash interest expense on debt of $2.4 million, and inventories write-down of $1.3 million. The net change in operating assets and liabilities was primarily due to an increase in account receivables of $21.5 million due to the timing of receivable collections, an increase in inventories of $11.7 million to support anticipated product shipments in future periods, a decrease in compensation related accrued liabilities and customer advances of $9.4 million, offset by an increase in accounts payable of $11.6 million due to the timing of payments to vendors.

Cash Flows from Investing Activities

Net cash used by investing activities was $2.5 million for the six months ended December 31, 2019 for purchase of property and equipment.

Net cash used by investing activities was $2.2 million for the six months ended December 31, 2018 for purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2019 was $22.9 million, which was primarily due to $24.7 million, net, drawn against our Term Loan, $1.4 million proceeds from employee stock plans offset by $2.9 million in net repayments under the Revolving Credit Facility.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended December 31, 2019 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2019.

Off-Balance Sheet Arrangements

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties, initiated by either our subsidiaries or by us, as required for such transactions. As of December 31, 2019 and June 30, 2019 we have two 60‑month bank guarantees totaling approximately $0.7 million related to a bidding process with one customer.

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

During the three and six months ended December 31, 2019, we considered our estimated corporate bonus accrual to be a critical accounting estimate. Our bonus accrual for each quarter is based on our performance against individual and defined corporate metrics: net revenue, adjusted EBITDA and gross orders to backlog. Our financial results are affected by the selection and application of accounting policies and methods. In the three and six months ended December 31, 2019, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of Topic 842, Leases on July 1, 2019.

During the six months ended December 31, 2019, we adopted a new accounting policy related to equity method investments in connection with valuing our equity investment in the JV. The equity method investments that we hold are equity securities in investees for which we have the ability to exercise significant influence over, but lack a controlling financial interest in the investee. Equity method investments are measured at cost minus impairment, if any, plus or minus our share of the equity method investee income or loss. With respect to the JV, our proportionate share of the income or loss from equity method investment is recognized on a one-quarter lag due to the timing of the availability of the JV’s financial records. Profit earned us to be eliminated until it is realized and such profits would generally be considered realized when the inventory has been sold through to third parties.

Other than as noted above, there have been no other changes to the critical accounting policies and estimates, which we believe are those related to assessment of recoverability of goodwill and intangible assets, valuation of inventories, share-based compensation expense, income taxes, allowance for doubtful accounts and loss contingencies.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three and six months ended December 31, 2019 and 2018, respectively, no customer represented 10% or more of total net revenue. As of December 31, 2019, we had no customers that accounted for more than 10% of our total accounts receivable.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of December 31, 2019, we had no open forward contracts and all open positions had been settled.

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

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of December 31, 2019, borrowings under the Term Loan totaled $89.1 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $25.3 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.6 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Form 10‑Q, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition and future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the “forward‑looking” statements described elsewhere in this Form 10‑Q and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward‑looking” statements.

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

We often need to educate physicians about the use of stereotactic radiosurgery, image guided radiation therapy (IGRT) and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy Systems and their related treatment processes outweigh their costs, and help train qualified physicians in the skilled use of these systems. In addition, we also must educate prospective customers regarding the entire functionality of our radiation therapy systems and their relative benefits compared to alternative products and treatment methods. We must also increase awareness among potential patients, who are increasingly educated about treatment options and therefore impact adoption of new technologies by clinicians. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and robotic intensity-modulated radiotherapy (IMRT) as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that our products will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

In addition to achieving market acceptance of our products and the need to educate physicians and others about the benefits of our products, the CyberKnife and TomoTherapy Systems are major capital purchases, and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. These and other factors, including the following, may affect the rate and level of market acceptance of each of the CyberKnife and TomoTherapy Systems:

•	the CyberKnife and TomoTherapy Systems’ price relative to other products or competing treatments;
•	our ability to develop new products and enhancements and receive regulatory clearances and approval, if required, to such products in a timely manner;
•	increased scrutiny by state boards when evaluating certificates of need requested by purchasing institutions;
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

As of December 31, 2019, we had an accumulated deficit of $484.2 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of December 31, 2019, we had total consolidated liabilities of approximately $423.5 million; including long-term liability components of the 3.75% Convertible Notes of $74.5 million, and the Revolving Credit Facility of $25.3 million and the Term Loan of $84.1 million. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

•	affecting our ability to satisfy our obligations under the 3.75% Convertible Notes and Credit Facilities;
•

requiring a substantial portion of our cash flows from operations to be dedicated to interest and principal payments, which may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	impairing our ability to obtain additional financing in the future;
•	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and
•	increasing our vulnerability to downturns in our business, our industry or the economy in general.

The credit and security agreements governing the Credit Facilities also includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, the such agreements require us to meet certain financial covenants, including a fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests, as defined in the applicable credit and security agreement governing the Credit Facilities. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the applicable credit and security agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing our 3.75% Convertible Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

Our operating results may also be affected by a number of other factors, some of which are outside of our control, including:

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

Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 68% in fiscal 2019, 64% in fiscal 2018, and 60% in fiscal 2017. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

•	U.S. relations with the governments of the foreign countries in which we operate;
•	the inability to obtain required export or import licenses or approvals;

•	risks relating to foreign currency, including fluctuations in foreign currency exchange rates possibly causing fewer sales due to the strengthening of the U.S. Dollar;
•	contractual provisions governed by foreign laws; and
•

natural disasters, such as earthquakes and fires, and epidemics, such as coronavirus, that may have a disproportionate effect in certain geographies resulting in decreased demand or decreased ability of our employees or employees of our customers and partners to work and travel.

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

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife Systems, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the U.S. and Chinese leaders. Although the U.S. and China recently signed an initial trade deal in January 2020 and China announced a one year tariff exemption for medical linear accelerators in September 2019, there is no assurance that the trade deal will be signed or that the exemption on medical linear accelerators will continue beyond one year or that we will continue to qualify for such exemption. Additionally, the U.S. has threatened to impose tariffs on goods imported from other countries, which could also impact our or our customers’ operations. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over the economic stability; the level of U.S. national debt; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies; unemployment; the availability and cost of credit; inflation levels; trade relations; energy costs and geopolitical uncertainty have contributed to increased volatility and diminished expectations for the economy and the markets.

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

Additionally, uncertain credit markets and concerns regarding the availability of credit could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the recent approval by the British Parliament in the UK of a referendum to leave the EU (often referred to as Brexit), and the ongoing uncertainty regarding the results of Brexit, has caused, and may continue to cause, uncertainty in the global markets. The risks related to Brexit are discussed in more detail in our risk factor entitled “The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our operations.”

The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our operations.

In June 2016, a majority of voters in the UK voted in favor of Brexit in a national referendum. On January 31, 2020, the UK withdrew from the EU and entered into a transition period to, among other things, negotiate an agreement with the EU governing the future relationship between the EU and the UK. The referendum and subsequent withdrawal of the UK from the EU has created significant uncertainty about the future relationship between the UK and the EU.

The implementation of Brexit has caused, and may continue to cause, uncertainty in the global markets. The effects of Brexit will also depend on any agreements the UK reaches to retain access to EU markets either during the transitional period or more permanently. There is significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate after withdrawal, including those governing manufacturing, labor, environmental, data protection/privacy, competition, medical sales and advertising and other matters applicable to the medical device industry. If the UK cannot reach an agreement with the EU, it will likely have an adverse impact on labor and trade and will create further short-term currency volatility. In the absence of a future trade deal, the UK’s trade with the EU and the rest of the world would be subject to tariffs and duties set by the World Trade Organization, which could result in higher importation costs for our products. In addition, the movement of goods between the UK and the remaining member states of the EU will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Moreover, currency volatility could drive a weaker pound which could result in a decrease in the profitability of our sales in the UK. Any adjustments we make to our business and operations as a result of Brexit could result in significant expense and take significant time to complete.

While we have not experienced any material financial impact from Brexit on sales within the UK to date, we cannot predict its future implications. The full withdrawal of the UK from the EU will take some period of time to complete and could result in changes that impact our business, including potentially requiring us to obtain new registrations for our products that are sold into the UK. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory and other negotiations the UK conducts. We continue to monitor and review the impact of any resulting changes to EU or UK law that could affect our operations.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and product corrections in the past. In fiscal year 2020, we have voluntarily opened one recall involving the Radixact Treatment Delivery System, which has been completed. Additionally, we have completed and requested closure for the remaining two open recalls on the CyberKnife System from fiscal year 2019. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

Disruption of critical information technology systems, infrastructure and data or cyberattacks could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through a security breach or cyberattack. Such security breaches or cyberattacks could expose us to a risk of loss of information, litigation and possible liability to employees, customers and regulatory authorities. In addition, we have moved some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third‑party provider over a broadband internet connection. In a cloud computing environment, we could be subject to outages, security breaches and cyberattacks by the third‑party service provider.

If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, cyberattacks, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results. As a result, our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, and the information technology needs associated with our changing products and services. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, continuing to build security into the design of our products, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future.

In addition, data privacy breaches from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized person or to the public and compromise our security systems. There can be no assurance that any efforts we make to prevent against such privacy breaches will prevent breakdowns or breaches in our systems that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss of data, risk to patient safety and risk of product recall. As the techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. While we have implemented security measures to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, sensitive information stored by us or our customers could have serious negative consequences for our business, including loss of information, indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time‑consuming and expensive litigation, any of which could have an adverse effect on our financial results.

Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy or data security in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to data protection and cyber security laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has begun to assert authority over protection of privacy and the use of cyber security in information systems. In Europe, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, a Data Protection Bill that substantially implements the GDPR became law in May 2018. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. Further, the California Consumer Privacy Act of 2018, which went into effect in January 2020, imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. The restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

Data protection legislation around the world is comprehensive and complex and there has been a recent trend towards more stringent enforcement of requirements regarding protection and confidentiality of personal data. The restrictions imposed by such laws and regulations may limit the use and adoption of our products and services, reduce overall demand for our products and services, require us to modify our data handling practices and impose additional costs and burdens. With increasing enforcement of privacy, data protection and cyber security laws and regulations, there is no guarantee that we will not be subject to enforcement actions by governmental bodies or that our costs of compliance will not increase significantly. Enforcement actions can be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, if a substantial breach or loss of data from our records were to occur, we could become a target of such litigation. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Our failure to comply with applicable laws and regulations could result in enforcement action against us, including fines and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations and financial condition.

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

Similarly, our issued patents and those of our licensors may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products which provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, the laws of some foreign countries, such as China where our Chinese joint venture will operate, may not protect our intellectual property rights to the same extent as do the laws of the United States and, even if they do, uneven enforcement and procedural barriers may exist in such countries. In the event a competitor or other third party infringes upon our patent or other intellectual property rights or otherwise misappropriates such rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention from our core business. Damage awards resulting from successful litigation in foreign jurisdictions may not be in amounts commensurate with damage awards in the U.S. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge. In addition, we may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

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

We are and may become a party to legal proceedings, claims and other legal matters in the ordinary course of business or otherwise. These legal proceedings, claims and other legal matters, regardless of merit, may be costly, time‑consuming and require the attention of key management and other personnel. The outcomes of such matters are uncertain and difficult to predict. If any such matters are adjudicated against us, in whole or in part, we may be subject to substantial monetary damages, disgorgement of profits and injunctions that prevent us from operating our business, any of which could materially and adversely affect our business and financial condition. We cannot guarantee that our insurance coverage will be sufficient to cover any damages awarded against us. Further, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

Because the majority of our product revenue is derived from sales of the CyberKnife and TomoTherapy Systems, which have a long and variable sales and installation cycle, our revenues and cash flows may be volatile and difficult to predict.

Our primary products are the CyberKnife and TomoTherapy Systems. We expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife and TomoTherapy Systems. The CyberKnife and TomoTherapy Systems have lengthy sales and purchase order cycles because they are major capital equipment items and require the approval of senior management at purchasing institutions. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to two years and involves personnel with multiple skills. The sales process in the U.S. typically begins with pre‑selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife or TomoTherapy System, we negotiate and enter into a definitive purchase contract with the customer. The negotiation of terms that are not standard for Accuray may require additional time and approvals. Typically, following the execution of the contract, the customer begins the building or renovation of a radiation‑shielded facility to house the CyberKnife or TomoTherapy System, which together with the subsequent installation of the CyberKnife or TomoTherapy System, can take up to 24 months to complete. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit was denied for installation at a specific hospital or treatment center, our CyberKnife or TomoTherapy System could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases, it may be necessary for the entire facility to be completed before the CyberKnife or TomoTherapy System can be installed, which can result in additional construction and installation delays. Our sales and installations of CyberKnife and TomoTherapy Systems tend to be heaviest during the third month of each fiscal quarter.

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy System and related upgrades when control of a System or upgrade is transferred, which generally happens when a System or upgrade is shipped, while an element of installation is deferred until perfomed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or a delay the customer in obtaining receipt of regulatory approvals such as certificates of need. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

The long sales cycle, together with delays in the shipment of CyberKnife and TomoTherapy Systems or customer cancellations that could affect our ability to recognize revenue, could adversely affect our cash flows and revenue, which would harm our results of operations and may result in significant fluctuations in our reporting of quarterly revenues. Because of these fluctuations, it is likely that in some future quarters, our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

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

Because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units shipped each quarter, each shipment of a CyberKnife or TomoTherapy System can represent a significant percentage of our revenue for a particular quarter. Therefore, if we do not ship a CyberKnife or TomoTherapy System when anticipated, we will not be able to recognize the associated revenue and our operating results will vary significantly from our expectations. This is of particular concern when the economic environment is volatile, where we have had experiences with customers cancelling or postponing orders for our CyberKnife and TomoTherapy Systems and delaying any required build‑outs. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher days sales outstanding, reduced cash flows in a particular period and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2019, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults, which would affect our revenue, as we recognize revenue on such transactions on a cash basis. Any increase in days sales outstanding could also negatively affect our cash flow.

Our operations are vulnerable to interruption or loss because of natural disasters, epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. Our manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. In addition, China has suffered health epidemics related to the outbreak of the 2019 Novel Coronavirus, avian influenza and severe acute repiratory syndrome, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers. Unexpected events at any of our facilities, including fires or explosions; natural disasters, such as hurricanes, floods, tornados and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

We may attempt to acquire new businesses, products or technologies, or enter into strategic collaborations or alliances, including forming joint ventures, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies or through collaborating with complementary businesses, including forming joint ventures, such as our recently announced joint venture in China, rather than through internal development. The identification of suitable acquisition, alliance and joint venture partner candidates can be difficult, time consuming, and costly, and we may not be able to successfully complete identified acquisitions, alliances or joint ventures. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition, alliance or joint venture, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations or timely and effectively commence operations of any joint venture or other alliance because the process of integration could be expensive, time consuming and may strain our resources. Furthermore, we may be required to contribute significant amounts of capital or incur losses in the initial stages of an alliance or joint venture, particularly as selling and marketing activities increase ahead of expected long-term revenue. For example, we completed our capital contributions to our joint venture in China in the second quarter of fiscal 2020, however further contributions may be necessary in the future as the joint venture expands its operations in China in order to achieve our long-term strategy in China. In addition, the process for customers of the acquired company, alliance or joint venture to comply with local or foreign regulatory requirements that may be required to purchase our products may cause delays in the acquisition target, alliance partner or joint venture’s ability to conduct business. For example, any delays in customers in China to obtain Class A or Class B user licenses or in the subsequent tender process to complete the sale could affect our joint venture’s expected ability to initiate sales and recognize revenue in China. Furthermore, the products and technologies that we acquire, jointly develop, or with respect to which we collaborate may not be successful, or may require significantly greater resources and investments than we originally anticipated. Implementing or acquiring new lines of business or offering new products and services within existing lines of business can affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. In addition, we may not be in a position to exercise sole decision making authority regarding any strategic collaboration, alliance or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, alliances or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests. Collaborations, alliances and joint ventures can be difficult to manage and may involve significant expense and divert the focus and attention of our management and other key personnel away from our existing businesses. With respect to any acquisition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. In addition, with respect to joint ventures, we may not be able to attract qualified employees, acquire customers or develop reliable supply, distribution or other partnerships. As a result of certain collaborations, alliances and joint ventures we could face potential damage to existing customer relationships or lack of customer acceptance or inability to attract new customers. These risks could be magnified to the extent that any new collaboration, alliance or joint venture would result in a significant increase in operations in developing markets. Future acquisitions or alliances could also result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or expenses or other charges such as in‑process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock. Further, acquisition targets, alliance partners and joint ventures may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations and may lead to increased litigation risk. Such laws may also offer us inadequate or less intellectual property protection relative to U.S. laws, which may impact our ability, as well as the ability of the acquisition target, alliance partner and joint venture, to safeguard our respective intellectual property from infringement and misappropriation. As a result of these and other factors, we may not realize the expected benefits of any acquisition, collaboration, joint venture or strategic alliance or such benefits may not be realized at expected levels or within the expected time period. The failure to successfully consummate such strategic transactions and effectively integrate and execute following such consummation may have an adverse impact on our growth, profitability, financial position and results of operations.

Multiple factors may adversely affect our ability to fully utilize certain tax loss carryforwards.

As of December 31, 2019, we had approximately $331 million and $132 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2020 for state purposes. In addition, as of December 31, 2019, we had federal and state research and development tax credit carryforwards of approximately $21 million and $20 million, respectively. If not utilized, such research credits for federal tax purposes will begin to expire in 2020, while the California research credits have no expiration date and other state research credits will begin to expire in 2020. Under the 2017 federal income tax law, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the 2017 federal tax law. In addition,utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

We are subject to the tax laws of various foreign jurisdictions, which are subject to unanticipated changes and interpretation and could harm our future results.

The  application of tax laws of various foreign jurisdictions is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences. The application of tax laws can also be subject to conflicting interpretations by tax authorities in the various jurisdictions we operate. It is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes.

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

At December 31, 2019, we had $96.4 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Within the EU, we are required under the Medical Device Directive to affix the Conformité Européene, or CE, mark on our products in order to sell the products in member countries of the EU. This conformity to the applicable directives is done through self‑declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be placed on the device. Once the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking demonstrates that our products comply with the laws and regulations required by the European Union countries to allow free movement of trade within those countries. If we cannot support our performance claims and/or demonstrate or maintain compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the European Union. In addition, in the calendar year 2020, the EU will be implementing the Medical Device Regulation (“MDR”), which replaces the existing Medical Device Directive. The MDR establishes new requirements and oversight for maintaining the CE mark. The official guidance is not available for the implementation of these requirements and the number of Notified Bodies are still limited. There may be variability in review timeframes and requirements as both manufacturers and authorities navigate these new requirements.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by Health Care and Education Reconciliation Act (collectively, the “ACA”) were signed into law. The ACA includes a large number of health related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost‑effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws also include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. We do not yet know the full impact that the ACA will have on our business. The expansion in the government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by third-party payors for our products, or reduced volume of medical procedures conducted with our products, all of which could have a material adverse effect on our business, financial condition and results of operations. The federal government may take further action regarding the ACA, including, but not limited to, repeal or replacement action. Most recently, the Tax Act was signed into law in December 2017, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1§	Executive Employment Agreement by and between Registrant and Suzanne Winter, dated October 21, 2019.	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

§	Management contract or compensatory plan or arrangement.
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

Date: February 4, 2020
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shig Hamamatsu
Shig Hamamatsu
Chief Financial Officer
(Principal Financial Officer)