Form 10-Q
period 2020-03-31
ACCURAY INC
filed 2020-05-08
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 30, 2020, there were 90,516,626 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$89,742	$76,798
Restricted cash	1,851	10,218
Accounts receivable, net of allowance for doubtful accounts of $1,169 and $605 as of March 31, 2020 and June 30, 2019, respectively (a)	102,685	111,885
Inventories	136,277	120,823
Prepaid expenses and other current assets	21,266	24,205
Deferred cost of revenue	190	146
Total current assets	352,011	344,075
Property and equipment, net	16,302	17,122
Investment in joint venture	15,018	—
Operating lease right-of-use assets, net	30,125	—
Goodwill	57,701	57,770
Intangible assets, net	720	679
Restricted cash	1,014	1,162
Other assets	17,097	17,373
Total assets	$489,988	$438,181
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,530	$29,562
Accrued compensation	19,419	31,150
Operating lease liabilities, current	7,768	—
Other accrued liabilities	25,739	32,742
Customer advances	18,009	20,395
Deferred revenue	82,943	78,332
Total current liabilities	180,408	192,181
Long-term liabilities:
Operating lease liabilities, non-current	25,881	—
Long-term other liabilities	6,596	9,646
Deferred revenue	26,563	26,639
Long-term debt	190,663	159,844
Total liabilities	430,111	388,310
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2020 and June 30, 2019, respectively; issued and outstanding: 90,516,626 and 88,521,511 shares at March 31, 2020 and June 30, 2019, respectively	91	89
Additional paid-in-capital	542,126	535,332
Accumulated other comprehensive loss	(779)	(10)
Accumulated deficit	(481,561)	(485,540)
Total stockholders' equity	59,877	49,871
Total liabilities and stockholders' equity	$489,988	$438,181

(a)	Include accounts receivable from the China joint venture of $334 and $0 at March 31, 2020 and June 30, 2019, respectively. See Note 14.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net revenue:
Products	$45,527	$46,451	$126,892	$136,019
Services	54,021	56,770	161,059	165,349
Total net revenue (a)	99,548	103,221	287,951	301,368
Cost of revenue:
Cost of products	27,573	27,169	73,661	80,755
Cost of services	32,842	35,586	104,314	103,888
Total cost of revenue (b)	60,415	62,755	177,975	184,643
Gross profit	39,133	40,466	109,976	116,725
Operating expenses:
Research and development	11,164	12,913	37,569	40,442
Selling and marketing	11,106	12,903	35,699	41,078
General and administrative	8,894	11,769	29,396	37,880
Total operating expenses	31,164	37,585	102,664	119,400
Income (loss) from operations	7,969	2,881	7,312	(2,675)
Gain (loss) on equity method investment, net	222	—	222	—
Other income (expense), net	(5,281)	(3,829)	(1,954)	(11,133)
Income (loss) before provision for income taxes	2,910	(948)	5,580	(13,808)
Provision for income taxes	285	236	1,601	1,222
Net income (loss)	$2,625	$(1,184)	$3,979	$(15,030)
Net income (loss) per share - basic	$0.03	$(0.01)	$0.04	$(0.17)
Net income (loss) per share - diluted	$0.03	$(0.01)	$0.04	$(0.17)
Weighted average common shares used in computing net income (loss) per share:
Basic	90,476	87,962	89,585	87,220
Diluted	90,855	87,962	90,429	87,220
Net income (loss)	$2,625	$(1,184)	$3,979	$(15,030)
Foreign currency translation adjustment	(628)	(270)	(769)	(604)
Comprehensive income (loss)	$1,997	$(1,454)	$3,210	$(15,634)

(a)

Includes sales to the China joint venture, an equity method investment of $6,145 and $12,605 for the three and nine months ended March 31, 2020 and $0 for both the three and nine months ended March 31, 2019, respectively. See Note 14.

(b)

Includes cost of revenue from sales to the China joint venture, an equity method investment of $4,350 and $8,980 for the three and nine months ended March 31, 2020 and $0 for both the three and nine months ended March 31, 2019, respectively. See Note 14.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2019	88,521,511	$89	$535,332	$(10)	$(485,540)	$49,871
Issuance of restricted stock	356,999	—	(207)	—	—	(207)
Share-based compensation	—	—	1,684	—	—	1,684
Net loss	—	—	—	—	(9,356)	(9,356)
Cumulative translation adjustment	—	—	—	(1,018)	—	(1,018)
Balance at September 30, 2019	88,878,510	$89	$536,809	$(1,028)	$(494,896)	$40,974
Issuance of restricted stock	987,765	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	523,714	—	1,357	—	—	1,357
Share-based compensation	—	—	2,081	—	—	2,081
Tax withholding upon vesting of restricted stock units	(58,536)	—	—	—	—	—
Net income	—	—	—	—	10,710	10,710
Cumulative translation adjustment	—	—	—	877	—	877
Balance at December 31, 2019	90,331,453	$90	$540,247	$(151)	$(484,186)	$56,000
Issuance of restricted stock	185,173	1	—	—	—	1
Share-based compensation	—	—	1,879	—	—	1,879
Net income	—	—	—	—	2,625	2,625
Cumulative translation adjustment	—	—	—	(628)	—	(628)
Balance at March 31, 2020	90,516,626	$91	$542,126	$(779)	$(481,561)	$59,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2018	86,129,256	$86	$521,738	$1,093	$(474,285)	$48,632
Exercise of stock options, net	3,500	—	14	—	—	14
Issuance of restricted stock	367,504	—	—	—	—	—
Share-based compensation	—	—	2,947	—	—	2,947
Adoption of new revenue recognition standard	—	—	—	—	5,114	5,114
Net loss	—	—	—	—	(9,206)	(9,206)
Cumulative translation adjustment	—	—	—	(395)	—	(395)
Balance at September 30, 2018	86,500,260	$86	$524,699	$698	$(478,377)	$47,106
Exercise of stock options, net	14,550	—	58	—	—	58
Issuance of restricted stock	1,054,539	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	442,051	—	1,540	—	—	1,540
Share-based compensation	—	—	1,959	—	—	1,959
Tax withholding upon vesting of restricted stock units	(125,797)	—	—	—	—	—
Adoption of new revenue recognition standard	—	—	—	—	61	61
Net loss	—	—	—	—	(4,640)	(4,640)
Cumulative translation adjustment	—	—	—	61	—	61
Balance at December 31, 2018	87,885,603	$88	$528,254	$759	$(482,956)	$46,145
Exercise of stock options, net	96,882	—	417	—	—	417
Issuance of restricted stock	37,588	—	—	—	—	—
Share-based compensation	—	—	2,536	—	—	2,536
Net loss	—	—	—	—	(1,184)	(1,184)
Cumulative translation adjustment	—	—	—	(270)	—	(270)
Balance at March 31, 2019	88,020,073	$88	$531,207	$489	$(484,140)	$47,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$3,979	$(15,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,581	6,088
Share-based compensation	5,865	7,779
Amortization of debt issuance costs	1,005	1,157
Accretion of interest on debt	3,090	2,489
Provision for bad debt	1,169	3,639
Gain on contribution to equity method investment	(12,964)	—
Provision for write-down of inventories	2,877	2,099
Loss on disposal of property and equipment	9	250
Gain on equity method investment	(222)
Elimination of equity method investment intra-entity profit on sales	1,129	—
Gain on termination of lease obligation	—	(1,007)
Changes in assets and liabilities:
Accounts receivable	7,519	(34,971)
Inventories	(23,844)	(17,763)
Prepaid expenses and other assets	2,682	(7,382)
Deferred cost of revenue	81	520
Accounts payable	(3,366)	5,465
Operating lease liabilities, net	(461)	—
Accrued liabilities	(16,716)	1,458
Customer advances	(2,299)	107
Deferred revenues	4,598	6,375
Net cash used in operating activities	(20,288)	(38,727)
Cash flows from investing activities
Purchases of property and equipment	(2,764)	(3,236)
Purchase of intangible asset	(170)	—
Net cash used in investing activities	(2,934)	(3,236)
Cash flows from financing activities
Proceeds from employee stock plans	1,359	3,215
Taxes paid related to net share settlement of equity awards	(207)	—
Proceeds from debt, net of costs	24,716	5,000
Borrowings under Revolving Credit Facility, net	2,458	6,498
Net cash provided by financing activities	28,326	14,713
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(675)	(937)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,429	(28,187)
Cash, cash equivalents and restricted cash at beginning of period	88,178	93,533
Cash, cash equivalents and restricted cash at end of period	$92,607	$65,346
Supplemental schedule of non-cash investing and financing activities:
An equity method investment, in exchange for non-cash contributions of assets to China Joint Venture (including gain of $12,964)	$15,925	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 23, 2019.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the coronavirus disease 2019 (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the effects of and response to the pandemic are rapidly evolving and new information is regularly coming to light. The Company's customers are diverting resources to treat COVID-19 patients and deferring non-urgent and elective procedures, both of which are likely to impact customers' ability to meet their other financial obligations, including to the Company. Furthermore, the Company is also anticipating a global economic slowdown due to disruptions caused by the COVID-19 pandemic, which may result in an incremental adverse impact on revenue, net income and cash flow and may require significant additional expenditures to mitigate such impacts. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the severity and scope of the COVID-19 pandemic, the actions taken to contain COVID-19 or treat its impact and the timing of global recovery and economic normalization, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by significant and unpredictable reductions in the demand for the Company’s products or services, disruptions or restrictions on the Company’s field service engineers’, sales personnel’s or distributors’ ability to travel to and to meet with customers or potential customers; changes to the operations or workflows of the Company’s customers that increases the risk of customer defaults or delays in payment; delays, cancellations or redirection of planned capital expenditures or installations of the Company’s products by customers to focus resources of COVID-19; disruptions in supply chain or a reduction or interruption in any of the Company’s manufacturing processes; or temporary closures of the Company’s facilities or the facilities of its customers or suppliers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may impact the Company's financial condition, liquidity, or results of operations is uncertain.

The Company is continuously and critically reviewing its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. In addition, the Company is unable to predict with certainty the impact of the COVID-19 pandemic on its ability to maintain compliance with the debt covenants contained in the credit and security agreements related to its Revolving Credit Facility and Term Loan (as such terms are defined in Note 10 below), including financial covenants regarding the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. While the Company was in compliance with such covenants for the quarter ended March 31, 2020, failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the applicable credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be.  If the Company is unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company.  There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

Significant Accounting Policies

During the nine months ended March 31, 2020, the Company’s initial adoption of new accounting policy related to equity method investments in connection with valuing its equity investment in the China joint venture. The equity method investments that the Company holds are equity securities in investees for which the Company has the ability to exercise significant influence over, but lacks a controlling financial interest in the investee. Equity method investments are measured at cost and adjusted for impairment, if any, for the Company’s share of the investee's income or loss and intra-entity profits. The Company’s proportionate share of the income or loss from the China joint venture, equity method investment is recognized on a one-quarter lag due to the timing of the availability of the China joint venture’s financial records. Profit earned by the Company from the joint venture is eliminated through cost of goods sold until it is realized and such profits would generally be considered realized when the inventory has been sold through to third parties.

Other than the policy adoption noted above and the recent accounting pronouncements adopted and discussed below under Accounting Pronouncements Recently Adopted in note 2 below, there have been no changes in the Company’s significant accounting policies during the nine months ended March 31, 2020 compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, which simplifies the application and administration of hedge accounting. The guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The guidance is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance was effective for the Company in the first quarter of fiscal 2020 and was adopted on a prospective basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets.  The Company adopted Topic 842 using the current period adjustment method as of July 1, 2019 and elected the transition option that allows the Company not to restate the comparative periods in its financial statements in the year of adoption. As a result, the Company had not changed previously disclosed amounts or provided additional disclosures for comparative periods. As of July 1, 2019 the right-of-use assets was $30.6 million and the respective lease liability was $34.5 million. The difference between the total right-of-use assets and total lease liabilities recorded as of July 1, 2019 is primarily due to the derecognition of deferred rent liabilities that were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the consolidated balance sheet as of June 30, 2019. The Company also elected the package of transition expedients available for expired or existing contracts, which allowed the Company to carryforward its historical assessment of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company elected to account for lease and non-lease components in its facility and car leases as a single lease component. As a policy election, for leases that, at commencement date, have a lease term of 12 months or less, the Company records expenses as incurred and does not recognize right-of-use assets and lease liabilities.

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

Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (collectively, “Topic 326”) and ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning July 01, 2020. Early adoption is permitted. The Company is evaluating the impact of adopting these standards to its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The guidance will be effective for the Company in its first quarter of fiscal 2021. Early adoption is permitted. This standard can be adopted either on retrospective or prospective basis. The Company is evaluating the impact of adopting this standard to its consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) to clarify revenue accounting for collaborative arrangements entered into with customers. The standard is effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is evaluating the impact of adopting this standard to its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplification and reduce the cost of accounting for income taxes (“ASU 2019-12”). The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning July 1, 2021 with early adoption permitted. The Company is evaluating the impact of adopting this standard to its consolidated financial statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2020-01, which is effective for the Company in its fiscal year and interim periods beginning on July 1, 2021, to its consolidated financial statements and related disclosures.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact of the guidance and our options related to the practical expedients.

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

Changes in the contract assets and contract liabilities are as follows:

	March 31, 2020	June 30, 2019
(Dollars in thousands)	Amount	Amount
Contract Assets:
Unbilled accounts receivable – current (1)	$12,816	$5,260
Interest receivable – current (2)	528	361
Long-term accounts receivable (3)	4,153	4,116
Interest receivable – non-current (3)	1,378	1,255
Contract Liabilities:
Customer advances	18,009	20,395
Deferred revenue – current	82,943	78,332
Deferred revenue – non-current	26,563	26,639

(1)	Included in accounts receivable on consolidated balance sheets
(2)	Included in prepaid expenses and other current assets on consolidated balance sheets
(3)	Included in other assets on consolidated balance sheets

During the quarter ended March 31, 2020, contract assets changed primarily due to the timing of billings occurring after revenues were recognized and payment terms exceeding 12 months. Contract liabilities changed due to timing of system sales for which the warranty has not yet started and was deferred and due to changes in transaction price.

During the three months ended March 31, 2020 and 2019, the Company recognized revenues of $11.3 million, and $14.7 million, which were included in the deferred revenues balances at December 31, 2019 and 2018, respectively. During the nine months ended March 31, 2020 and 2019, the Company recognized revenues of $38.2 million, and $57.8 million, which were included in the deferred revenues balances at June 30, 2019 and 2018, respectively.

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

As of March 31, 2020, total remaining performance obligations amounted to $959.4 million. Of this total amount, $79.4 million related to long-term warranty and service, which is expected to be recognized over the remaining warranty period for systems that have been delivered. For systems that have been delivered but not yet installed, management estimates the timing of installation since warranty starts upon installation.

The following table represents the Company's remaining performance obligations related to long-term warranty and service as of March 31, 2020 and the estimated revenue expected to be recognized:

	Fiscal years of revenue recognition
(Dollars in thousands)	2020	2021	2022	Thereafter
Long-term warranty and service	$8,914	$32,903	$21,572	$16,035

For the remaining $880.0 million of performance obligations, the Company estimates 14% to 20% will be recognized in the next 12 months, and the remaining portion will be recognized in the 30 months thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. Based on historical cancellations, approximately 10% of the Company’s contracts may never result in revenue due to cancellation.

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

The balance of capitalized costs to obtain a contract was $8.2 million as of March 31, 2020 and $8.4 million as of June 30, 2019. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred impairment losses of $0.5 and $0.7 million in the three and nine months ended March 31, 2020. The Company incurred a de minimis impairment loss for the comparable periods ended March 31, 2019.  During the three and nine months ended March 31, 2020, the Company recognized $0.7 million and $1.7 million, respectively, in expense related to the amortization of the capitalized contract costs. During the three and nine months ended March 31, 2019, the Company recognized $0.5 million and $1.8 million, respectively, in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $4.3 million and $4.3 million at March 31, 2020 and June 30, 2019, respectively, and are included in other assets in the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at contract inception and monitors it over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a transaction. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables as of March 31, 2020 and June 30, 2019. Based upon such assessment, the Company recorded adjustments of $4.4 million and $3.6 million to the allowance for credit losses related to such financing receivables for the nine months periods ended March 31, 2020 and June 30, 2019, respectively.

The full effects of the COVID-19 pandemic on the Company’s customers are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience could differ significantly from historical collection trends. If the Company’s customers experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.

A summary of the Company’s financing receivables is presented as follows (in thousands):

March 31, 2020	Financed Service Contracts and Other
Gross	$13,589
Residual value	—
Unearned income	(1,664)
Allowance for credit loss	(4,369)
Total, net	$7,556
Reported as:
Current	$3,262
Non-current	4,294
Total, net	$7,556

June 30, 2019	Financed Service Contracts and Other
Gross	$13,288
Residual value	—
Unearned income	(1,535)
Allowance for credit loss	(3,582)
Total, net	$8,171
Reported as:
Current	$3,902
Non-current	4,269
Total, net	$8,171

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Raw materials	$48,262	$40,966
Work-in-process	20,127	18,152
Finished goods	67,888	61,705
Inventories	$136,277	$120,823

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Furniture and fixtures	$2,748	$2,728
Computer and office equipment	10,854	11,183
Software	11,462	11,236
Leasehold improvements	25,968	25,741
Machinery and equipment	46,125	45,472
Construction in progress	2,829	1,658
	99,986	98,018
Less: Accumulated depreciation	(83,684)	(80,896)
Property and equipment, net	$16,302	$17,122

Depreciation expense related to property and equipment for the three and nine months ended March 31, 2020 was $1.8 million and $5.5 million, respectively.  Depreciation expense related to property and equipment for the three and nine months ended March 31, 2019 was $1.9 million and $6.0 million, respectively.

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

The components of accumulated other comprehensive loss in the equity section of the balance sheets are as follows (in thousands):

	March 31, 2020	June 30, 2019
Cumulative foreign currency translation adjustment	$221	$990
Defined benefit pension obligation	(1,000)	(1,000)
Accumulated other comprehensive loss	$(779)	$(10)

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

Operating lease costs for the three and nine months ended March 31, 2020 were $2.4 million and $7.1 million, not including short-term operating lease costs, which were not material.

For the three and nine months ended March 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.4 million and $7.1 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $0.7 million and $4.4 million for the three and nine months ended March 31, 2020, respectively.

Maturities of operating lease liabilities as of March 31, 2020 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2020 (remaining 3 months)	$2,434
2021	9,086
2022	8,798
2023	8,439
2024	5,780
Thereafter	3,000
Total operating lease payments	37,537
Less: imputed interest	(3,888)
Present value of operating lease liabilities	$33,649
Weighted average remaining lease term (in years)	4.11
Weighted average discount rate	5.35%

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Balance at the beginning of the period	$57,770	$57,855
Currency translation	(69)	(85)
Balance at the end of the period	$57,701	$57,770

During the third quarter of fiscal year 2020, the Company reviewed for possible triggering events due to circumstances surrounding the COVID-19 pandemic. No impairment loss on the Company’s intangible assets or goodwill during the three and nine months ended March 31, 2020 was recorded as a result of such review.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		March 31, 2020			June 30, 2019
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	7	$1,170	$(450)	$720	$1,000	$(321)	$679

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. During the quarter ending March 31, 2020 the Company purchased a patent license for $170 thousand with a useful life of two years. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2020 and June 30, 2019.

Amortization expense related to intangible assets for the three and nine months ended March 31, 2020, was $0.06 million and $0.1 million, respectively. Amortization expense related to intangible assets for the three and nine months ended March 31, 2019 was $0.03 million and $0.07 million, respectively.

The estimated future amortization expense of acquired intangible assets as of March 31, 2020 is as follows (in thousands):

Year Ending June 30,	Amount
2020 (remaining 3 months)	$57
2021	228
2022	185
2023	143
2024	107
$720

Note 7. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have a monthly maturity that mitigates the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. There were no outstanding foreign currency forward contracts at the end of March 31, 2020 and June 30, 2019

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Foreign currency exchange gain (loss) on foreign contracts	$(636)	$(157)	$(1,212)	$(4)
Foreign currency transactions gain (loss)	(302)	(28)	(818)	(639)

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

The Company had a cash balance of $89.7 million and $76.8 million at March 31, 2020 and June 30, 2019, respectively.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option since an observable quoted price of the 3.75% Convertible Notes (as defined below) are not readily available. The Revolving Credit Facility (as defined below) and the Term Loan (as defined below) (collectively, the “Credit Facilities”) are valued at market interest rates, which the Company considers to be a Level 2 fair value measurement. The Company believes that the carrying value of these financial instruments approximate its estimated fair value based on the effective interest rate compared to the current market rate available to the Company.

The following table summarizes the carrying value and estimated fair value of the Credit Facilities and the 3.75% Convertible Notes (in thousands):

	March 31, 2020		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$75,456	$63,436	$72,730	$84,227
Term Loan Facility	84,484	84,484	58,849	58,849
Revolving Credit Facility	30,723	30,723	28,265	28,265
Total	$190,663	$178,643	$159,844	$171,341

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2020.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2020.

Guarantees

As of March 31, 2020 and June 30, 2019, the Company had two 60-month bank guarantees totaling approximately $0.7 million related to a bidding process with one customer.

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of March 31, 2020, $85.0 million of aggregate principal amount was outstanding.

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

In May 2019, the Company amended the Amended Credit Agreement to, among other things, decrease the interest rate from 90-day LIBOR plus 4.50% to 90-day LIBOR plus 3.50% and extend the maturity date to May 30, 2024 and update the calculation of the deferred revolving loan origination fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. Other significant terms remain unchanged. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on the consolidated balance sheet as of March 31, 2020.

The Amended Credit Agreement was further amended in August 2019 to, among other things, revise or add financial covenants, including the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. Other significant terms remain unchanged. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on the consolidated balance sheet as of March 31, 2020.

The Company was in compliance with the covenants under the Amended Credit Agreement, as amended, as of March 31, 2020. As of March 31, 2020, approximately $30.7 million of aggregate principal amount was outstanding under the Revolving Credit Facility.

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

In December 2018, the Company drew an additional $5.0 million under the Term Loan Agreement and in connection therewith entered into the second amendment to the Term Loan Agreement (“Amendment 2”) which, among other things, (i) extended the term loan second tranche commitment termination date for the remaining $15.0 million unfunded commitment from December 31, 2018 to June 30, 2019; (ii) provided that term loan second tranche may be drawn in two separate advances; and (iii) updated the calculation of the prepayment fee such that it is based on the amount of time elapsed from the effective date of Amendment 2.

In May 2019, the Company amended the Term Loan Agreement to, among other things, increase the loan second tranche commitment by $0.5 million, extend the maturity date to May 30, 2024, decrease the annual interest rate from 6.75% plus 90-day LIBOR to 5.50% plus 90-day LIBOR, and modify the calculation prepayment fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. The Company accounted for the amendment as a modification of existing debt and recorded approximately $1.5 million of debt discount costs associated with the amendment against long-term debt on the consolidated balance sheets.

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

The following table presents the carrying value of the Credit Facilities and 3.75% Convertible Notes (the “Notes”) (in thousands):

As of March 31, 2020	Revolving Credit Facility (1)	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$30,723	$85,000	$89,093	$204,816
Unamortized debt costs	—	(2,121)	(963)	$(3,084)
Unamortized debt discount	—	(7,423)	(3,646)	$(11,069)
Net carrying amount	$30,723	$75,456	$84,484	$190,663
Reported as:
Short-term debt				$—
Long-term debt				$190,663
Total debt				$190,663

(1)	Unamortized debt costs of $1.0 million recorded in other assets on the consolidated balance sheet.

As of June 30, 2019	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$28,265	$85,000	$63,031	$176,296
Unamortized debt costs	—	(2,687)	(1,231)	(3,918)
Unamortized debt discount	—	(9,583)	(2,951)	(12,534)
Net carrying amount	$28,265	$72,730	$58,849	$159,844
Reported as:
Short-term debt				$—
Long-term debt				159,844
Total debt				$159,844

A summary of interest expense on the Notes and Credit Facilities is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Interest expense related to contractual interest coupon	$3,073	$2,489	$9,231	$7,119
Interest expense related to amortization of debt discount	1,073	863	3,090	2,488
Interest expense related to amortization of debt issuance costs	342	392	1,005	1,157
	$4,488	$3,744	$13,326	$10,764

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Cost of revenue	$274	$423	$942	$1,234
Research and development	344	429	1,084	1,330
Selling and marketing	385	516	783	1,534
General and administrative	1,013	1,512	3,056	3,681
	$2,016	$2,880	$5,865	$7,779

Note 12. Net Income (Loss) Per Common Share

The Company reports both basic and diluted loss per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$2,625	$(1,184)	$3,979	$(15,030)
Denominator:
Weighted average shares outstanding - basic	90,476	87,962	89,585	87,220
Dilutive effect of potential common shares	379	—	844	—
Weighted average shares outstanding - diluted	90,855	87,962	90,429	87,220
Basic net income (loss) per share	$0.03	$(0.01)	$0.04	$(0.17)
Diluted net income (loss) per share	$0.03	$(0.01)	$0.04	$(0.17)

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options; the vesting of Restricted Stock Units (RSUs), Market Stock Units (MSUs) and Performance Stock Units (PSUs), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are included in the calculation of diluted net income per share only if their inclusion is dilutive. Additionally, the 3.75% Convertible Notes are included in the calculation of diluted net income per share only if their inclusion is dilutive for periods during which the notes were outstanding.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2020	2019
Stock options	5,991	5,199
RSUs, PSUs and MSUs	4,079	3,744
	10,070	8,943

3.75% Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features.  Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes as of March 31, 2020, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Americas	$34,738	$31,616	$96,560	$92,559
Europe, Middle East, India and Africa	23,027	32,943	88,626	110,919
Asia Pacific	20,384	17,070	49,266	47,922
Japan	21,399	21,592	53,499	49,968
Total	$99,548	$103,221	$287,951	$301,368

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	March 31,	June 30,
	2020	2019
Americas	$13,560	$13,853
Europe, Middle East, India and Africa	372	575
Asia Pacific	1,098	1,419
Japan	1,272	1,275
Total	$16,302	$17,122

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

The Company is applying the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of each reporting period. The Company eliminated $1.1 million of such intra-entity profit from system sale executed during the quarter ended March 31, 2020 as the transfer of control to the final end user for these systems did not occur before the end of the quarter. The Company recognizes the 49% proportionate share of the JV income or loss on a one-quarter lag due to the timing of the availability of the JV’s financial records.

The Company recorded revenue from sales to the JV of $6.1 million and $12.6 million for the three and nine months ended March 31, 2020, respectively. As of March 31, 2020, the Company has $0.3 million of receivable balance from the JV.  For the three months ended March 31, 2020, the net gain attributable to the Company’s noncontrolling interest in the JV, based on a one quarter lag, was $0.2 million.

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $0.3 million and $1.6 million for three and nine months ended March 31, 2020, respectively, primarily related to foreign taxes. The Company recognized an income tax expense of $0.2 million and $1.2 million for the three and nine months ended March 31, 2019,  respectively. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted on March 27, 2020 did not provide an income tax benefit for the Company given the historical U.S. losses and a full valuation allowance against its net U.S. deferred tax assets.

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

The following discussion and analysis of our financial condition as of March 31, 2020 and results of operations for the three and nine months ended March 31, 2020 and 2019 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our backlog and expectations regarding age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the improvements in efficiency made by the multi-leaf collimator, or InCise MLC, and the VOLO Optimizer software upgrade on the CyberKnife Systems, and their impact on our business; our expectations regarding the improvements Synchrony motion tracking provides for the Radixact System and timing of its commercialization; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including the Radixact System; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; expectations regarding the strategy, timing, income, and impact of our China joint venture on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the COVID-19 pandemic on our financials and business, the business of our customers and suppliers as well as the economy; expectations regarding the timing of revenue recognition from sales in China; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of our annual report on Form 10-K for fiscal year 2019, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

Most recently, we introduced our Synchrony motion tracking and correction technology for the Radixact System. This feature adds intrafraction motion synchronization capabilities to the Radixact System, enabling real-time tracking, visualization and correction for tumor motion during treatment, with the goal of improving dose accuracy and treatment times as compared to conventional radiation therapy systems. In 2019, Synchrony for Radixact was shipped to selected clinical evaluation sites globally, with the broader commercial launch conducted in early calendar year 2020.

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

In October 2019, our systems were named in 50 out of 58 Class A user licenses awarded by the China National Health Commission. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. Approximate system revenue value of Accuray systems subject to the 50 Class A licenses awarded is $115.0 million dollars. As a result in delays in the tender process and other uncertainties caused by the COVID-19 pandemic, we expect to start recognizing revenue for these systems starting in the first fiscal quarter of 2021. Despite the challenges and uncertainties created by the recent COVID-19 pandemic in China and around the world, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the pandemic does not affect the long-term demand for radiotherapy equipment in China.

China Joint Venture

In January 2019, our wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. The JV aims to be uniquely positioned to serve China, which we believe is the world’s largest growth market for radiation oncology systems. China represents a significantly underserved market for linacs based on the country’s population and cancer incidence rates on both an absolute and relative country basis. Accuray Asia initially has a 49% ownership interest in the JV and the CIRC Subsidiary initially has a 51% ownership interest in the JV.

In exchange for the initial 49% equity interest in the JV, we, through Accuray Asia, made in-kind contributions consisting of two full radiation oncology systems from our inventory in the quarter ended December 31, 2019. The investment is reported as an Investment in unconsolidated joint venture on our condensed consolidated balance sheets. The Company recognized a gain of $13.0 million related to the value of the capital contribution to the JV. This gain was recorded as non-operating, other income for the three months ended December 31, 2019.

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

COVID-19 Pandemic

An outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), was identified in December 2019 in China and has subsequently been recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely restricted the level of economic activity around the world. In response to this pandemic the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations as well as advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These actions expanded significantly mid-to-late March 2020 and may continue to expand. In addition, across the healthcare industry, resources are being prioritized for the treatment and management of the outbreak and away from non-urgent or elective procedures. The public health actions being undertaken to reduce spread of the virus have created and may continue to create significant disruptions with respect to demand for our products and services; the operating procedures and workflow of our customers, particularly hospitals; our ability to continue to manufacture our products; and the reliability of our supply chain. We are carefully monitoring the pandemic and the resulting length and depth of the economic impact on our financial condition and results of operations, however, given the uncertainty regarding the spread of COVID-19 and how long the pandemic will last, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may also significantly affect our business. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, the uncertainties associated with the pandemic, including the protective and preventative measures being put in place or recommended by both governmental entities and other businesses, among other uncertainties and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q, may result in delays or modifications to these plans and initiatives. Accordingly, management is carefully evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to the pandemic continues to unfold.

Backlog

Effective at the beginning of our fiscal year 2019, we updated our backlog policy to include certain upgrades sold through service contracts. As a result, the portion of the order that is recognizable as product revenue and upgrades sold on service contracts are reported as backlog. The portion of the order that is recognized as other service revenue (for example, Post-Contract Customer Support (“PCS”), installation, training and professional services) is not included in reported backlog. As of March 31, 2020, backlog totaled $569.9 million, of which $1.4 million represented upgrades sold through service contracts. As of June 30, 2019 backlog totaled $495.6 million.

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

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems, including Radixact Systems, and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. We anticipate that the COVID-19 pandemic will adversely impact the pace at which our backlog converts to revenue in the near-term. Although the depth and extent to which the COVID-19 pandemic will impact individual markets could vary based on a number of factors, we could expect to see a higher than normal level of age-outs in the coming quarters as a result.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Gross orders	$105,959	$83,571	$283,002	$245,154
Net age-outs	(19,908)	(15,158)	(64,091)	(71,364)
Cancellations [1]	(8,085)	(7,360)	(9,863)	(15,708)
Currency impacts and other	(1,314)	(1,268)	(3,511)	(4,183)
Net orders	$76,652	$59,785	$205,537	$153,899
Order backlog at the end of the period	$569,901	$493,870	$569,901	$493,870

[1]	Includes cancellations of $4.1 million recorded in the three and nine months ended March 31, 2020 related to cancellations that occurred in fiscal year 2019

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $22.4 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was a result of an increase in new system order volume compared to the same prior year period, primarily related to a $16.5 million increase in TomoTherapy System orders, a $6.4 million increase in CyberKnife System orders and an increase of $0.6 million in gross upgrades, offset by a decrease of $1.0 million related to amendments and adjustments.

Gross orders increased by $37.8 million for the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019. This was a result of an increase in new system order volume compared to the same prior year period, primarily related to a $23.9 million increase in TomoTherapy System orders, a $12.3 million increase of CyberKnife System orders and $2.6 million in gross upgrades, offset by a decrease of $1.0 million related to amendments and adjustments.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders increased by $16.9 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, resulting from an increase in gross orders of $22.4 million, offset by a decrease in cancellations of $0.7 million, a decrease in net age-outs of $2.8 million and a decrease in age-ins of $2.0 million.

•

For the three months ended March 31, 2020 there were $23.6 million of age-outs and $3.7 million of age-ins. Age-ins represent orders that previously aged-out but have been taken to revenue in the current period. For the same period last fiscal year, we had $20.8 million of age-outs and $5.7 million of age-ins. Age-ins offset the gross amount of age-outs in a particular period.

•

There were $8.1 million cancellations in the three months ended March 31, 2020 compared to $7.4 million in cancellations in the three months ended March 31, 2019. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•	Foreign currency impacts and other adjustments decreased net orders by $1.3 million for both the three months ended March 31, 2020 and March 31, 2019.

Net orders increased by $51.6 million for the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019, resulting from an increase of gross orders of $37.8 million, a decrease in cancellations of $5.8 million, an increase in age-ins of $7.9 million and a favorable impact of foreign currency exchange rates of $0.7 million, offset by an increase in net age-outs of $0.7 million.

•

For the nine months ended March 31, 2020 there were $79.9 million of age-outs and $15.8 million of age-ins, compared to $79.3 million of age-outs and $7.9 million of age-ins in the same period last fiscal year.

•	There were $9.9 million of cancellations in the nine months ended March 31, 2020 compared to $15.7 million in cancellations in the nine months ended March 31, 2019.

•

Foreign currency impacts and other adjustments decreased net orders by $3.5 million for the nine months ended March 31, 2020 while ASC 606 adjustments and foreign currency exchange rate impacts decreased net orders by $4.2 million for the nine months ended March 31, 2019.

Results of Operations — Three and nine months ended March 31, 2020 and 2019

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	Change		2020	2019	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products	$45,527	$46,451	(924)	(2)	$126,892	$136,019	(9,127)	(7)
Services	54,021	56,770	(2,749)	(5)	161,059	165,349	(4,290)	(3)
Net revenue (a)	99,548	103,221	(3,673)	(4)	287,951	301,368	(13,417)	(4)
Gross profit	39,133	40,466	(1,333)	(3)	109,976	116,725	(6,749)	(6)
Products gross profit	17,954	19,282	(1,328)	(7)	53,231	55,264	(2,033)	(4)
Services gross profit	21,179	21,184	(5)	(0)	56,745	61,461	(4,716)	(8)
Research and development expenses	11,164	12,913	(1,749)	(14)	37,569	40,442	(2,873)	(7)
Selling and marketing expenses	11,106	12,903	(1,797)	(14)	35,699	41,078	(5,379)	(13)
General and administrative expenses	8,894	11,769	(2,875)	(24)	29,396	37,880	(8,484)	(22)
Other (income) expense, net	5,059	3,829	1,230	32	1,732	11,133	(9,401)	(84)
Provision for income taxes	285	236	49	21	1,601	1,222	379	31
Net income (loss)	$2,625	$(1,184)	3,809	322	$3,979	$(15,030)	19,009	126

(a)

Includes sales to the China joint venture, an equity method investment of $6,145 and $12,605 for the three and nine months ended March 31, 2020 and $0 for both the three and nine months ended March 31, 2019, respectively. See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Revenue

Product Net Revenue

Product net revenue decreased by $0.9 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to lower average selling price.

Product net revenue decreased by $9.1 million for the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019, primarily due to a $12.5 million decrease in unit volume sales, offset by an increase of $3.6 million in upgrade and other revenue.

Services Net Revenue

Services net revenue decreased by $2.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to a decrease of $1.9 million from upgrade and spare part sales, a decrease of $1.1 million in revenue from training and a decrease of $0.7 million in service contract revenue, offset by $1.0 million increase in installations and other.

Services net revenue decreased by $4.3 million for the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019, primarily due to a decrease of $3.1 million from upgrade and spare part sales, decrease of $1.0 million in revenue from training and a decrease of $0.2 million in service contract revenue.

As the COVID-19 pandemic is expected to continue to cause strain on hospital resources, coupled with recommended deferrals of non-urgent or elective procedures, we have seen delays in the timing of deliveries and installations in the third quarter of fiscal year 2020 and expect that such delays will continue into the fourth quarter of fiscal year 2020 and beyond, which could have a negative impact on our revenue during those periods. We cannot reliably estimate the extent or length to which the COVID-19 pandemic will impact deliveries and installations of our systems and as such we are unable to estimate the timing or extent of any such decline or the impact such decline will have on our revenue.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net revenue	$99,548	$103,221	$287,951	$301,368
Americas	35%	31%	34%	31%
Europe, Middle East, India and Africa	23%	32%	31%	37%
Asia Pacific	21%	16%	18%	16%
Japan	21%	21%	17%	16%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue decreased for the three and nine months ended March 31, 2020 as compared to the same period last fiscal year mainly driven by a decrease in the Europe, Middle East, India and Africa region.

Gross Profit

Overall gross profit for the three months ended March 31, 2020 decreased by $1.3 million, or 3%, as compared to the three months ended March 31, 2019, due to a decrease in product gross profit of $1.3 million, or 7% driven by product mix. Service gross profit remained flat as the impact from increased service part consumption and lower revenue contribution from training and service contracts were offset by benefit from lower headcount and related costs.

Overall gross profit for the nine months ended March 31, 2020 decreased by $6.7 million, or 6%, as compared to the nine months ended March 31, 2019, due to a decrease in both service gross profit of $4.7 million, or 8%, and product gross profit of $2.0 million or 4%. The decrease in service gross profit was due to an increase in service part consumption, which was partially due to the impact of certain parts written-off in connection with our parts quality control initiative in the second quarter of fiscal year 2020. The decrease in product gross profit was mostly due to product mix, with a larger percentage of sales attributable to the TomoTherapy platform and higher freight costs.

Research and Development

Research and development expenses decreased by $1.7 million, or 14%, for the three months ended March 31, 2020, as compared to the same period in the prior fiscal year. The decrease was driven by a decrease of $1.9 million due to reduction in bonus accrual and lower compensation and employee benefits, a decrease of $0.5 million due to lower consulting fees and a decrease of $0.1 million of lower travel expenses, offset by an increase of $0.7 million due to the exclusive allocation of one of our facilities to research and development and increase of $0.1 million due to higher depreciation driven by higher capital expenditure.

Research and development expenses decreased by $2.9 million, or 7%, for the nine months ended March 31, 2020, as compared to the same period in the prior fiscal year. The decrease was mainly driven by a decrease of $2.5 million due to reduction in bonus accrual and lower compensation and employee benefits, a decrease of $1.2 million due to a reduction in the number of outside vendors and consultants and a decrease of $0.3 million due to lower research and development material and software service expenses, offset by an increase of $0.9 million due to the exclusive allocation of one of our facilities to research and development and increase of $0.2 million due to higher depreciation as a result of higher capital spend.

Selling and Marketing

Selling and marketing expenses decreased by $1.8 million, or 14%, for the three months ended March 31, 2020, as compared to the same period in the prior fiscal year. The decrease was primarily driven by a decrease of $1.6 million due to reduction in bonus accrual and lower compensation and employee benefits and a decrease of $0.2 million due to lower travel expenses due to the impact of the COVID-19 pandemic on travel.

Selling and marketing expenses decreased by $5.4 million, or 13%, for the nine months ended March 31, 2020, as compared to the same period in the prior fiscal year. The decrease was primarily due to $3.7 million decrease in compensation and employee benefits including a decrease in stock-based compensation driven by lower headcount, and a reduction in bonus accrual, $0.6 million decrease in facility allocation cost due to consolidation of facilities and a decrease of $0.5 million in travel expenses due to the impact of the COVID-19 pandemic on travel, as well as a decrease of $0.4 million in marketing expenses driven by postponement of tradeshows and a decrease of $0.2 million driven by lower software service and maintenance expense.

General and Administrative

General and administrative expenses decreased by $2.9 million, or 24%, for the three months ended March 31, 2020, as compared to the same period in the prior fiscal year. The decrease was primarily due to a decrease of $1.9 million reduction in bonus accrual and lower compensation and employee benefits, a decrease of $1.4 million due to lower outside service costs as compared to the same period last fiscal year related to JV, offset by $0.4 million increase in bad debt expense.

General and administrative expenses decreased by $8.5 million, or 22%, for the nine months ended March 31, 2020, as compared to the same period in the prior fiscal year. The decrease was primarily due to a decrease in expense for allowance for doubtful accounts of $2.4 million, a benefit of $1.7 million from the conclusion of a tax audit, a decrease of $2.4 million due to lower outside service costs as compared to the same period last fiscal year related to JV, in addition to decrease of $1.8 million due to reduction in bonus accrual and lower compensation and employee benefits, $0.4 million due to lower facility and IT service costs, and $0.2 million due to lower insurance expense.

Other (Income) Expense, net

Other (income) expense, net expense increased by $1.2 million for the three months ended March 31, 2020, as compared to the same period in the prior fiscal year. The increase was due to an increase of $0.8 million in net foreign currency exchange losses and an increase of $0.7 million due to higher interest expense, offset by $0.2 million gain on equity method investment.

Other (income) expense, net expense decreased by $9.4 million for the nine months ended March 31, 2020, as compared to the same period in the prior fiscal year. The decrease was primarily due to the non-cash gain of $13.0 million related to the value of the Accuray systems contributed to the JV in exchange for 49% equity interest and a gain on equity method investment of $0.2 million, offset by $2.4 million increase in interest expense, net and $1.4 million negative impact of foreign exchange rates.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income tax expense of $0.3 million and $0.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in income tax expense in the current quarter was due to a higher income tax benefit recognized in the prior fiscal quarter related to final tax assessments in Switzerland.

We recognized income tax expense of $1.6 million and $1.2 million for the nine months ended March 31, 2020 and 2019, respectively. The increase in income tax expense in the nine months ended March 31, 2020 was driven by a reduced tax benefits in Switzerland compared to the nine months ended March 31, 2019.

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

The enactment of the CARES Act on March 27, 2020 did not affect our income taxes due to our historical losses in the U.S. and our net U.S. deferred tax assets which have been fully reserved by a valuation allowance.

Liquidity and Capital Resources

At March 31, 2020, we had $89.7 million in cash and cash equivalents. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of March 31, 2020. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

As of March 31, 2020, we had approximately $52.0 million of cash and cash equivalents in our foreign subsidiaries. There could be additional foreign tax withholdings that would be due depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Our cash flows for nine months ended March 31, 2020 and 2019 are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(20,288)	$(38,727)
Net cash used in investing activities	(2,934)	(3,236)
Net cash provided by financing activities	28,326	14,713
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(675)	(937)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,429	$(28,187)

The COVID-19 pandemic has negatively impacted the global economy, disrupted our global supply chains and created significant volatility and disruption of financial markets all of which could negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue and delays in payments from customers. The challenges posed by COVID-19 on our business are expected to evolve rapidly. An extended period of global supply chain and economic disruption and volatility in the financial markets, could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Cash Flows from Operating Activities

Net cash used in operating activities was $20.3 million during the nine months ended March 31, 2020. Net income was $4.0 million for the nine months ended March 31, 2020. The net cash used in operating activity resulted primarily from a net negative change in operating assets and liabilities of $31.8 million, offset by net income of $4.0 million and non-cash items of $7.5 million.

•

Non-cash items primarily consisted of gain on contribution to the JV of $13.0 million and a gain on equity investment of $0.2 million, offset by depreciation and amortization expense of $5.6 million, share-based compensation expense of $5.9 million, non-cash interest expense on debt of $3.1 million, amortization of debt issuance cost of $1.0 million, inventories write-down of $2.9 million, provision of bad debt of $1.2 million and intra-entity profit elimination from transactions with the JV of $1.1 million;

•

The net negative change in operating assets and liabilities of $31.8 million was primarily due to an increase in inventories of $23.8 million to due slower than anticipated conversion of our order backlog to revenue, a decrease in compensation related accrued liabilities and reduction in bonus accrual of $16.7 million, offset by receivable collection and a decrease in accounts receivable of $7.5 million.

Net cash used in operating activities was $38.7 million during the nine months ended March 31, 2019, resulting primarily from a net loss of $15.0 million and a net change in operating assets and liabilities of $46.2 million, offset by non-cash items of $22.5 million.

•

Non-cash items primarily consisted of stock-based compensation expense of $7.8 million, depreciation and amortization expense of $6.1 million, bad debt expense of $3.6 million, non-cash interest expense on debt of $2.5 million, and inventory write-down of $2.1 million;

•

The net change in operating assets and liabilities was primarily due to an increase in account receivables of $35.0 million due to the timing of receivable collections, an increase in inventories of $17.8 million to support anticipated product shipments in future periods and an increase in prepaid expenses and other assets of $7.4 million, offset by an increase in deferred revenues of $6.4 million and an increase in accounts payable of $5.5 million due to the timing of payments to vendors.

Cash Flows from Investing Activities

Net cash used by investing activities was $2.9 million for the nine months ended March 31, 2020 for purchase of property and equipment.

Net cash used in investing activities was $3.2 million for the nine months ended March 31, 2019 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2020 was $28.3 million, which was primarily due to $24.7 million, net, drawn against our Term Loan, $1.4 million proceeds from our employee stock purchase plan and $2.4 million, net borrowings from our Revolving Credit Facility.

Net cash provided by financing activities during the nine months ended March 31, 2019 was $14.7 million, which was due to $5.0 million drawn from the second tranche of our Term Loan, $6.5 million in net borrowings from our Revolving Credit Facility, and $3.2 million in proceeds from our employee stock purchase plan.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	Revenue and cash flows generated by sales of our products and service plans;

•	Costs associated with our research and development, sales and marketing initiatives and manufacturing activities;

•	Facilities, equipment and information technology (“IT”) systems required to support current and future operations;

•	Timing and ability to introduce new products;

•	Costs of obtaining and maintaining U.S. Food and Drug Administration (the “FDA”) and other regulatory clearances of our products;

•	Effects of competing technological and market developments; and

•	Number and timing of acquisitions and other strategic transactions.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended March 31, 2020 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2019.

Off-Balance Sheet Arrangements

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties, initiated by either our subsidiaries or by us, as required for such transactions. As of March 31, 2020 and June 30, 2019 we have two 60‑month bank guarantees totaling approximately $0.7 million related to a bidding process with one customer.

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

During the three and nine months ended March 31, 2020, we considered our estimated corporate bonus accrual to be a critical accounting estimate. Our bonus accrual for each quarter is based on our performance against individual and defined corporate metrics: net revenue, adjusted EBITDA and gross orders to backlog. Our financial results are affected by the selection and application of accounting policies and methods. In the three and nine months ended March 31, 2020, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of Topic 842, Leases on July 1, 2019.

During the three and nine months ended March 31, 2020, we adopted a new accounting policy related to equity method investments in connection with valuing our equity investment in the JV. The equity method investments that we hold are equity securities in investees for which we have the ability to exercise significant influence over, but lack a controlling financial interest in the investee. Equity method investments are measured at cost and adjusted for impairment, if any, for the Company’s share of the investee's income or loss and intra-entity profits. The Company’s proportionate share of the income or loss from the JV, an equity method investment is recognized on a one-quarter lag due to the timing of the availability of the JV’s financial records.

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

For the three and nine months ended March 31, 2020 and 2019, respectively, no customer represented 10% or more of total net revenue. As of March 31, 2020, we had no customers that accounted for more than 10% of our total accounts receivable.

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

Revenue Recognition

Our revenue is primarily derived from sales of CyberKnife and TomoTherapy Systems and services, which include PCS contracts (warranty period services and post warranty services), installation services, training and other professional services. We record our revenue net of any value added or sales tax. We recognize revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products. We recognize revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts. Payments received in advance of system shipment are recorded as customer advances and are deferred until product shipment when they are recognized in revenue. We assess the probability of collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We generally do not request collateral from our customers.

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

Service Revenue

Service revenue is generated primarily from PCS, installation services, training and professional services. Service revenue is recognized either ratably over the contractual period as control and benefit transfer to the customer or when service is performed, depending on specific terms and conditions in agreements with customers.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of March 31, 2020, we had no open forward contracts and all open positions had been settled.

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

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of March 31, 2020, borrowings under the Term Loan totaled $89.1 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $30.7 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.6 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers and suppliers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China  and resulted in an outbreak with infections throughout China and abroad, which has affected global operations and global supply chains. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak continues to grow globally and related government and private sector responsive actions have impacted and may continue to adversely affect our business operations. It is impossible to predict the potential spread of COVID-19 globally and the effects that it may have on our business, operations, financial condition or the economy.

Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to combat its spread, including implementation of travel bans and closures of factories, schools, public buildings, and businesses as well as other social distancing and shelter-in-place measures. While the full impact of the pandemic is not yet known, we are closely monitoring the spread of COVID-19 and are continually assessing its potential effects on our business. In the third quarter of fiscal year 2020 to the date of the filing of this Form 10-Q, we have experienced a decline in deliveries and installations of our products due to timing delays caused by the COVID-19 pandemic. We have also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic deepen or worsen. In addition, other impacts of the COVID-19 pandemic may include significant and unpredictable reductions in the demand for our products, disruptions or restrictions on our field service engineers’, sales personnel’s or distributors’ ability to travel to and to meet with customers or potential customers; changes to the operations and workflows of our customers that increases the risk of customer defaults or delays in payment; delays, cancellations or redirection of planned capital expenditures or installations of our system by our customers to focus resources on COVID-19; disruptions in our supply chain or a reduction or interruption in any of our manufacturing processes; or temporary closures of our facilities or the facilities of our customers or suppliers. These unprecedented measures to slow the spread of the virus globally have had and will continue to have a negative impact on our business, operations and financial condition.

We are also anticipating a global economic slowdown due to the COVID-19 pandemic, which may result in an incremental adverse impact on our revenue, net income (loss) and cash flow and may require significant additional expenditures to mitigate such impacts. Additionally, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The extent to which our operations and financial condition are affected by COVID-19, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic, the actions taken to contain COVID-19 or address its impact and the timing of global recovery and economic normalization, among others. The situation is developing rapidly, and additional impacts may arise that we are not aware of currently, however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

In addition to achieving market acceptance of our products and the need to educate physicians and others about the benefits of our products, the CyberKnife and TomoTherapy Systems are major capital purchases, and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. In addition, hospitals and other health professionals may reduce staffing and reduce or postpone meetings with potential suppliers in response to the spread of an infectious disease, such as COVID-19, effectively delaying the decision on potential purchases of new products such as ours. These and other factors, including the following, may affect the rate and level of market acceptance of each of the CyberKnife and TomoTherapy Systems:

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

As of March 31, 2020, we had an accumulated deficit of $481.6 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of March 31, 2020, we had total consolidated liabilities of approximately $430.1 million; including long-term liability components of the 3.75% Convertible Notes of $75.5 million, and the Revolving Credit Facility of $30.7 million and the Term Loan of $84.5 million. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

•	affecting our ability to satisfy our obligations under the 3.75% Convertible Notes and Credit Facilities;
•

requiring a substantial portion of our cash flows from operations to be dedicated to interest and principal payments, which may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	impairing our ability to obtain additional financing in the future;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and
•	increasing our vulnerability to downturns in our business, our industry or the economy in general, including any such downturn related to the impact of the COVID-19 pandemic.

The credit and security agreements governing the Credit Facilities also includes certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, the such agreements require us to meet certain financial covenants, including a fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests, as defined in the applicable credit and security agreement governing the Credit Facilities. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the applicable credit and security agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing our 3.75% Convertible Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Our operating results, including our quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price.

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur. In addition, we may experience delays in installations due to the impact of the COVID-19 pandemic at our customer sites.

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

•	economic or political instability, including those related to the COVID-19 pandemic;
•	delays in the customer obtaining or inability of a customer to obtain funding or financing;
•	delays in construction at the customer site and delays in installation;
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

•	the proportion of revenue attributable to orders placed by our distributors which may be more difficult to forecast due to factors outside our control.

Our operating results may also be affected by a number of other factors, some of which are outside of our control, including:

•	delays in business operations, construction at customer sites and installation, including such delays caused by the impact of the COVID-19 pandemic;
•	the proportion of revenue attributable to our legacy service plans;
•	timing and level of expenditures associated with new product development activities;
•	regulatory requirements in some states for a certificate of need prior to the installation of a radiation device or foreign regulatory approvals, such as Class A or Class B user licenses in China;
•

delays in shipment due, for example, to unanticipated construction delays at customer locations where our products are to be installed, cancellations by customers, natural disasters, global or regional health pandemics or epidemics, or labor disturbances;

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

Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 68% in fiscal 2019, 64% in fiscal 2018, and 60% in fiscal 2017. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

•

economic or political instability in foreign countries, including the market volatility resulting from the COVID-19 pandemic as well as the planned United Kingdom (the “UK”) exit from the European Union (the “EU”), or Brexit;

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

•	effective compliance with privacy, data protection and information security laws, such as the European Union General Data Protection Regulation (the “GDPR”);
•	adequate coverage and reimbursement for the CyberKnife and TomoTherapy treatment procedures outside the United States;
•	failure of local laws to provide the same degree of protection against infringement of our intellectual property;
•	protectionist laws and business practices that favor local competitors;
•	U.S. trade and economic sanctions policies that are in effect from time to time and the possibility that foreign countries may impose additional taxes, tariffs or other restrictions on foreign trade;
•	trade restrictions that are in effect from time to time, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations and customers;
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
•

natural disasters, such as earthquakes and fires, and global or regional health pandemics or epidemics, such as COVID-19, that may have a disproportionate effect in certain geographies resulting in decreased demand or decreased ability of our employees or employees of our customers and partners to work and travel.

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

We face risks related to the current global economic environment, including risks arising in connection with the COVID-19 pandemic, which could adversely affect our business, financial condition and results of operations by, among other things, delaying or preventing our customers from obtaining financing to purchase the CyberKnife and TomoTherapy Systems and implement the required facilities to house our systems.

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over the economic stability; the level of U.S. national debt; currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies; unemployment; the availability and cost of credit; inflation levels; trade relations; the duration and severity of the COVID-19 pandemic; energy costs and geopolitical uncertainty have contributed to increased volatility and diminished expectations for the economy and the markets.

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

Additionally, uncertain credit markets and concerns regarding the availability of credit, including concerns related to the recent COVID-19 pandemic, could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers, and delays associated with the ongoing COVID-19 pandemic. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the ongoing global COVID-19 pandemic and the recent approval by the British Parliament in the UK of a referendum to leave the EU (often referred to as Brexit), has caused, and may continue to cause, uncertainty in the global markets. The risks related to the COVID-19 pandemic are discussed in more detail in our risk factor entitled “The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers and suppliers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.” The risks related to Brexit are discussed in more detail in our risk factor entitled “The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our operations.”

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

In order to implement our business strategy, we expect continued growth in our infrastructure requirements, particularly as we expand into new and growing markets as well as expand our manufacturing capacities and sales and marketing capabilities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale‑up our manufacturing capacity and expand our marketing and distribution capabilities, all of which will be more difficult to accomplish the longer that our employees must work remotely from home. Our manufacturing, assembly and installation process is complex and occurs over many months and we must effectively scale this entire process to satisfy customer expectations and changes in demand. Further, to accommodate our growth and compete effectively, we will be required to make improvements to our business operations. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations and any expansion of our systems and infrastructure may require us to commit significant additional financial, operational and management resources. If we cannot manage our growth effectively, our business will suffer.

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

We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single‑source supplier fails to deliver components on a timely basis. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy Systems, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. In addition, we may experience delays in obtaining components and materials from suppliers as a result of the impact of the COVID-19 pandemic. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy Systems could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and adversely affect our reputation and results of operations.

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

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to data protection and cyber security laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has begun to assert authority over protection of privacy and the use of cyber-security in information systems. In Europe, the GDPR, which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, a Data Protection Bill that substantially implements the GDPR became law in May 2018. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. Further, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect in January 2020, imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation, as well as a private right of action from individuals in relation to certain security breaches. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the U.S., which could create the potential for a patchwork of overlapping but different state laws. The restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

If third‑party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife and TomoTherapy Systems or if the number of patients covered by health insurance reduces, demand for our products and our revenue could be adversely affected.

Our customers rely significantly on reimbursement from public and private third party payors for CyberKnife and TomoTherapy systems procedures. Our ability to commercialize our products successfully and increase market acceptance of our products will depend in significant part on the extent to which public and private third party payors provide adequate coverage and reimbursement for procedures that are performed with our products and the extent to which patients that are treated by our products continue to be covered by health insurance. Third party payors may establish or change the reimbursement for medical products and services that could significantly influence the purchase of medical products and services. In addition, actions by the government, downturns in the economy and other factors outside of our control could negatively affect the number of individuals covered by health insurance. For example, in connection with coronavirus-related layoffs, many individuals have lost their employer-covered health insurance and there is uncertainty as to when or if such coverage will be re-established. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products or if there is a prolonged reduction in the number of patients eligible to be treated by our products that are covered by health insurance, our revenue may decline, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.

In addition, the Centers for Medicare and Medicaid Services (“CMS”) reviews reimbursement rates annually and may implement significant changes in future years, which could discourage existing and potential customers from purchasing or using our products. Further, outside of the U.S., reimbursement practices vary significantly by country. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time.

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

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy System and related upgrades when control of a System or upgrade is transferred, which generally happens when a System or upgrade is shipped, while an element of installation is deferred until perfomed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or a delay the customer in obtaining receipt of regulatory approvals such as certificates of need. In addition, as a result of the COVID-19 pandemic and the disruption to their operations, certain customers may experience delays in construction, shipment or installation or fail to timely pay their obligations when due. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

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

We depend on a number of distributors in our international markets. We cannot control the efforts and resources our third‑party distributors will devote to marketing the CyberKnife or TomoTherapy Systems. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy Systems, including as a result of concerns regarding the COVID-19 pandemic, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy Systems at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process and oversee their activities such that they are in compliance with all laws that govern their activities, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and we are dependent on their ability to do so effectively. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy Systems, and our ability to sell and service the CyberKnife or TomoTherapy Systems in the region formerly serviced by such terminated distributor could be materially and adversely affected. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. If any of these distributor relationships end and are not replaced, our revenues from product sales or the ability to service our products in the territories serviced by these distributors could be adversely affected. Any of these factors could materially and adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not comply with regulatory or legal requirements that results in fines or penalties, do not actively market the CyberKnife or TomoTherapy Systems or do not otherwise perform under our distribution agreements, our potential for revenue and gross margins from international markets may be dramatically reduced, and our business could be harmed.

The high unit price of the CyberKnife and TomoTherapy Systems, as well as other factors, may contribute to substantial fluctuations in our operating results, which could adversely affect our stock price.

Because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units shipped each quarter, each shipment of a CyberKnife or TomoTherapy System can represent a significant percentage of our revenue for a particular quarter. Therefore, if we do not ship a CyberKnife or TomoTherapy System when anticipated, we will not be able to recognize the associated revenue and our operating results will vary significantly from our expectations. This is of particular concern when the economic environment is volatile, such as the current economic environment.  For example, in the past, during periods of severe economic volatility, we have had experiences with customers cancelling or postponing orders for our CyberKnife and TomoTherapy Systems and delaying any required build‑outs. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher days sales outstanding, reduced cash flows in a particular period and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2020, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and, as the effects of the pandemic continue and deepen, may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

Our operations are vulnerable to interruption or loss because of natural disasters, global or regional health pandemics or epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. Our manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. In addition, China has suffered health epidemics related to the outbreak of COVID-19, avian influenza and severe acute respiratory syndrome, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers. Furthermore, the U.S. has declared a national emergency concerning the COVID-19 pandemic. Unexpected events at any of our facilities, including fires or explosions; natural disasters, such as hurricanes, floods, tornados and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

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

As of March 31, 2020, we had approximately $331 million and $132 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2020 for state purposes. In addition, as of March 31, 2020, we had federal and state research and development tax credit carryforwards of approximately $21 million and $20 million, respectively. If not utilized, such research credits for federal tax purposes have begun to expire in 2020, while the California research credits have no expiration date and other state research credits have begun to expire in 2020. The Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, among other things, includes changes to the rules governing net operating losses. Net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account) for tax years beginning after December 31, 2020. In addition, net operating losses arising in tax years 2018, 2019, and 2020 are subject to a five year carryback and indefinite carryforward, while net operating losses arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. It is uncertain if and to what extent various states will conform to the 2017 federal tax law or CARES Act. In addition, utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. However, none of the federal and state net operating loss carryforwards are expected to expire as a result of the ownership change limitation.

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

At March 31, 2020, we had $89.7 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, which could be difficult or impossible depending on the state of economic and capital markets environments at the time, as well as the state of our business, operating results and financial condition. For example, any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. Our debt levels may impair our ability to obtain additional financing in the future. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. We cannot assure that additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

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

Medical devices may only be marketed for the indications for which they are approved or cleared. The FDA and other foreign governments also may change their policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of our device, or could impact our ability to market our currently approved or cleared device. We are also subject to medical device reporting regulations, which require us to report to the FDA and other international governmental agencies if our products cause or contribute to a death or a serious injury, or malfunction in a way that would likely cause or contribute to a death or a serious injury. We also are subject to the QSR in the U.S. and ISO 13485 certification in many international markets, compliance with which is necessary to receive FDA and other international clearances or approvals to market new products and is necessary for us to be able to continue to market a cleared or approved product in the United States or globally. After a product is placed in the market, we are also subject to regulations by the FDA and Federal Trade Commission related to the advertising and promotion of our products to ensure our claims are consistent with our regulatory clearances, that there is scientific data to substantiate our claims and that our advertising is not false or misleading. Our products are also subject to state regulations and various worldwide laws and regulations.

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

Transparency laws.  The Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act on December 14, 2011, requires each applicable manufacturer, which includes medical device companies such as Accuray, to track and report to the federal government on an annual basis all payments and other transfers of value from such applicable manufacturer to U.S. licensed physicians and teaching hospitals as well as physician ownership of such applicable manufacturer’s equity, in each case subject to certain statutory exceptions. Furthermore, on October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives (with reporting requirements going into effect in 2022 for payments made in 2021). Such data will be made available by the government on a publicly searchable website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum of $150,000 per reporting period) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum of $1 million per reporting period). In addition, we are subject to similar state and foreign laws related to the tracking and reporting of payments and other transfers of value to healthcare professionals, the violation of which could, among other things, result in civil monetary penalties and adversely impact our reputation and business.

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

The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to the COVID-19 outbreak. In addition, the trading prices of the stock of high‑technology companies of our size can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. Our stock price has experienced periods of volatility. Broad market fluctuations may also harm our stock price. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Any negative change in the public’s perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

In addition to the other risk factors described above and below, factors affecting the trading price of our common stock include:

•	impacts to our business, operations or financial condition caused by concerns in connection with the COVID-19 pandemic as well as the related public and private sector responses to the pandemic;
•	regulatory developments related to manufacturing, marketing or sale of the CyberKnife or TomoTherapy Systems;
•	political or social uncertainties;
•	changes in product pricing policies;
•	variations in our operating results, as well as costs and expenditures;
•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ and our own estimates;
•	recruitment or departure of key personnel;
•	the performance of our competitors and investor perception of the markets and industries in which we compete;
•	announcement of strategic transactions or capital raising activities; and
•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1§	Executive Employment Agreement by and between Registrant and Joshua H. Levine, dated January 1,2020.	—	—	—	—	X

10.2§	Executive Employment Agreement by and between Registrant and Shig Hamamatsu, dated January 1,2020.	—	—	—	—	X

10.3§	Executive Employment Agreement by and between Registrant and Suzanne Winter, dated January 1,2020.	—	—	—	—	X

10.4§	Executive Employment Agreement by and between Registrant and Patrick Spine, dated January 1,2020.	—	—	—	—	X

10.5§	Executive Employment Agreement by and between Registrant and Jesse Chew, dated January 1,2020.	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

§	Management contract or compensatory plan or arrangement.
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

Date: May 8, 2020
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shig Hamamatsu
Shig Hamamatsu
Chief Financial Officer
(Principal Financial Officer)