Form 10-K
period 2020-06-30
ACCURAY INC
filed 2020-08-25
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

The aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant based on the last sale price for such stock on December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was: $176,031,250. Shares of the registrant’s common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 16, 2020, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 91,198,408.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of stockholders (the “2020 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2020

FORM 10‑K

ANNUAL REPORT

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi‑Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS® InCise™, Iris™, M6™ Series, OIS Connect™, PreciseART®, PreciseRTX®, Treatment Planning System™, QuickPlan®, TomoDirect™, TomoEdge™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, Tomo Quality Assurance™, Radixact®, Onrad ™, S7™, StatRT®, and VoLO™.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding expectations and beliefs regarding the effect of the COVID-19 pandemic and the related responses of governments and private industry on our operations and financial results as well as the markets and industry in general; future revenues and expenses; our sales, distribution and marketing efforts; reimbursement rates and its effects on our business; regulatory requirements, including our compliance with applicable regulations; future orders; the radiation therapy market; expectations regarding the economic impact of cancer; our strategy; our products and offerings, including their benefits and anticipated benefits to patients and physicians; the factors that contribute to the long-term success of our products; our suppliers and manufacturing facilities; our intellectual property rights; the expected impact of changes in laws and regulations, including regulatory and tax laws; our expectations regarding litigation matters; our expectations regarding future capital requirements; our earnings or other financial results; our expectations regarding new products and features; our expectations regarding our joint venture with CNNC High Energy Equipment (Tianjin) Co., Ltd (the “JV”); and other statements using words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “seek,” “should,” “will” and “would,” and words of similar import and the negatives thereof. Accuray Incorporated (“we,” “our,” or the “Company”) has based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Forward‑looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could contribute to such differences include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of this report. These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K and are subject to business and economic risks. We undertake no obligation to update or revise any forward‑looking statements to reflect any event or circumstance that arises after the date of this report except as required by applicable law.

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

The TomoTherapy Systems, including the Radixact System, the next-generation TomoTherapy platform, represent the only radiation therapy platform specifically designed for image-guided intensity-modulated radiation therapy (IG-IMRT). Based on a ring gantry CT scanner platform, the TomoTherapy System provides continuous delivery of radiation from 360 degrees around the patient, or delivery from clinician-specified direct beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver dose distributions which precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue, resulting in fewer side effects for patients. The TomoTherapy Systems are capable of treating all standard radiation therapy indications including breast, prostate, lung, and head and neck cancers, in addition to complex treatments such as total marrow irradiation, while minimizing side effects; and enable efficient daily imaging to ensure the accuracy of the patient position before each treatment delivery. The TomoTherapy and Radixact Systems include the following options: TomoHelical, TomoDirect, and TomoEdge dynamic jaws. The system configuration depends on the options chosen by the customer. When we refer to “TomoTherapy Systems” in this Annual Report on Form 10-K, we mean that term to include the Radixact System as well, unless otherwise noted. The Radixact System is available with Synchrony, a collection of unique hardware and software technologies, which adapt treatment delivery for tumors that move as a result of bodily processes, including respiration and digestion, as well as patient movement.  Synchrony is the only technology that uses artificial intelligence, through image guidance, to automatically adapt and synchronize the radiation beam to the position of the tumor if and when it moves during treatment. Synchrony helps to maximize treatment effectiveness and minimize dose to surrounding healthy tissue because it accounts for the current and changing conditions of the patient during treatment delivery.

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

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. To protect the health and well-being of our employees, suppliers, and customers, we have made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2021. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding the impact of the COVID-19 pandemic on our fiscal year 2020 financial results.

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

Traditional methods for the treatment of solid tumor cancers include chemotherapy, surgery and radiation therapy. The most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high‑energy radiation generated by medical equipment external to the patient. The global radiotherapy equipment and software market has three main segments: Linear Accelerators (Linacs), Treatment Planning Systems, and Radiation Therapy Simulators. Market research has shown that the global market for radiation oncology systems is expected to exceed $5.0 billion in 2020 and have a 4% annual growth rate, which means that the market is anticipated to exceed $6.0 billion by 2025. Approximately 60% of cancer patients worldwide will undergo some form of radiation therapy during the course of their treatment. While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linacs to adequately treat their domestic cancer patient populations. We believe increasing demand for advanced medical treatments in many international markets and growth in cancer incidences worldwide will continue to drive demand for advanced linacs in the coming years.

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

Radiosurgery and Stereotactic Body Radiation Therapy.  Radiosurgery is a form of radiation therapy that uses precisely targeted radiation to destroy tumors. Radiosurgery is non‑invasive; there is no cutting involved. It is commonly used by neurosurgeons to treat conditions within the brain and spine. SBRT is a treatment that uses precisely targeted radiation, like radiosurgery, to destroy tumors located outside the brain and spine. Radiosurgery and SBRT typically involve the delivery of a single high dose radiation treatment or a few fractionated radiation treatments (usually up to five) to ablate (destroy) by this therapy. To achieve the accuracy and precision required for both radiosurgery and SBRT, image guidance during treatment, the ability to adjust the aim of the beam in real‑time to compensate for tumor motion and a wide range of beam angles, are critical for treatment.

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

Despite advances in radiation therapy techniques, most commercially available radiation therapy systems from other manufacturers still present significant limitations that restrict clinicians’ ability to provide the most precise treatment possible. These limitations include:

•

Limited versatility and precision.  The C‑arm configuration of traditional radiation therapy systems has a limited range and speed of motion because of its size and mechanical structure. C‑arm linac architecture is limited to delivering radiation in a single plane (coplanar) thus limiting its radiation delivery capability for complex and advanced cases. Additionally, most previously existing MLCs, which modulate or shape the radiation beams, have mechanical limitations that reduce their beam‑shaping ability and the speed at which they operate. These design elements limit the motion and dynamic range of IMRT intensities capable of being delivered by traditional radiation therapy systems and often make it challenging to achieve the precision needed to maximize dose to the tumor while avoiding damage to surrounding healthy tissue and minimizing side effects. These limited treatment angles reduce the ability to deliver precisely targeted radiation that minimizes exposure to healthy tissue. Such imprecision may prevent clinicians from treating tumors near sensitive anatomic structures, such as the eye or the spinal cord, or from re‑treating patients in an area of the body that was previously exposed to radiation and may be unable to tolerate additional exposure.

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

Continue to expand the radiosurgery market.  The CyberKnife System is a robotic radiosurgery system capable of treating tumors throughout the body. There are now over 1,700 peer reviewed publications supporting use of the CyberKnife System in the treatment of various cancer and tumor types. Radiosurgery is a commonly used procedure among neurosurgeons who require the high level of precision found with surgery yet want to offer their brain tumor patients a non-invasive option. With more than two decades of clinical evidence, the CyberKnife System offers distinct advantages in the treatment of diseases in the head, base of the skull, and spine. These areas of the body require extremely accurate treatment because of the proximity of the tumors to critical structures that may impact a person’s ability to perform basic functions and to think, see, hear and walk

Continue to innovate through clinical development and collaboration.  The clinical success of our products is largely the result of the collaborative partnerships we have developed over the last decade with clinicians, researchers and patients. We proactively seek out and rely on constructive feedback from system users to learn what is needed to enhance the technology. As a result of this collaborative process, we continually refine and upgrade our systems, thereby improving our competitive position in the radiation therapy and radiosurgery markets. Upgrades to our systems are designed to address customer needs in the areas of improving the ease of use and accuracy of treatment, decreasing treatment times, and improving utilization for specific types of tumors.

Expand sales in international markets.  We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. Outside of the United States, we currently have regional offices in Morges, Switzerland, Hong Kong, China, Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. Combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region and Latin America, our sales and distribution channels cover more than 92 countries. However, many of these countries are not highly developed at this time and therefore sales opportunities may be limited. We intend to increase our international revenue by focused additions of direct sales personnel in targeted areas to further penetrate our most promising international markets, and additional distributors strategic partnerships, or joint ventures where opportune.

Strategic partnerships and joint ventures.  We intend to pursue strategic partnerships and joint ventures we believe will allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with our customers. In fiscal 2016 we signed an agreement with RaySearch Laboratories AB, which will continue to lead to the integration of treatment planning support for the TomoTherapy and CyberKnife Systems in the RayStation treatment planning system (TPS). In fiscal 2017, we signed an agreement with Photo Diagnostic Systems, Incorporated to enhance image quality of our TomoTherapy System through an enhanced tomographic reconstruction software. In fiscal 2019, our wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC high Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (TianJin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China.

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

Using continual image guidance technology and computer controlled robotic mobility, the CyberKnife Systems are designed to deliver precise radiation from a wide array of beam angles and automatically track, detect and correct for tumor and patient movement in real‑time throughout the treatment. This design is intended to enable the CyberKnife Systems to deliver high‑dose radiation with precision, which minimizes damage to surrounding healthy tissue and eliminates the need for invasive head or body immobilization frames. Our patented image‑guidance technology correlates low dose, real‑time treatment X‑rays with images previously taken with a CT scan of the tumor and surrounding tissue to direct each beam of radiation with increased precision versus treatments without this real‑time feedback. This, in turn, enables delivery of a highly conformal, non‑isocentric dose of radiation to the tumor, with minimal radiation delivered to surrounding healthy tissue. With its autonomous ability to track, detect and correct for even the slightest tumor and patient movement throughout the entire treatment, the CyberKnife System is intended to provide clinicians with an effective and accurate treatment.

Our configurations of CyberKnife Systems include the following:

The CyberKnife M6 Series with configurations of FI, FM and FIM.  The M6 Series is able to be sold in most major markets globally. It is used with either of the following options: an Iris collimator or a multileaf collimator. With the InCise MLC, larger tumors previously thought untreatable with radiosurgery and SBRT can be treated more efficiently with greater accuracy and sparing healthy tissue than previous configurations. The InCise MLC and IMRT planning tools enable expansion of indications that can be treated with a CyberKnife to include many IMRT indications. The CyberKnife M6 Series includes disease‑specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, treatment speed improvements, more options to configure the treatment room, expanded number of nodes leading to more coverage and sparing of healthy tissue.

The CyberKnife S7 Series with configurations of FI+, FM and FIM.  The S7 Series can be sold in most major markets globally. It is used with either of the following options: an Iris collimator (I) or a multileaf collimator (M). With the InCise MLC, larger tumors previously thought untreatable with radiosurgery and SBRT are able to be treated efficiently and with unrivaled accuracy and tissue sparing. The InCise MLC and IMRT planning tools enable expansion of indications that can be treated with a CyberKnife System to include many IMRT indications. The CyberKnife S7 Series includes disease specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, treatment speed improvements, more options to configure the treatment room, expanded number of nodes leading to more coverage and sparing of healthy tissue.

We believe the CyberKnife Systems offer clinicians and patients the following benefits:

The only truly robotic system in the market.  Combining the benefits of continual image guidance and non‑isocentric, non‑coplanar treatment delivery, the CyberKnife Systems precisely contour radiation delivery to spare healthy tissue while maintaining sub‑millimeter accuracy and precision even for targets that move during treatment. The CyberKnife Systems are the clinical solution to choose when accuracy, flexibility, speed, efficiency and patient comfort are essential.

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

Significant patient benefits.  The CyberKnife Systems maximize patient comfort. Patients may be treated with the CyberKnife Systems on an outpatient basis without anesthesia and without the risks and complications inherent in traditional surgery. Patients do not require substantial pre‑treatment preparation, and typically there is little to no recovery time or hospital stay associated with CyberKnife Systems’ treatments. In addition, the CyberKnife Systems eliminate the need for an invasive rigid frame to be screwed into the patient’s skull or affixed to other parts of the body, or for trained breath holding or gating instruments.

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

TomoTherapy Systems, including the Radixact System, our next generation TomoTherapy platform

The TomoTherapy Systems include the Radixact System, the next‑generation TomoTherapy platform, which includes configuration options of X5, X7 and X9, and the TomoTherapy H Series, with configuration options of TomoH, TomoHD, and TomoHDA. The Radixact System has been cleared in most major markets globally. These systems consist of fully integrated and versatile radiation therapy systems used by healthcare professionals in the treatment of a wide range of cancer types. We believe the TomoTherapy Systems offer clinicians and patients the following benefits:

Versatile treatment capabilities.  The TomoTherapy Systems’ ring gantry platform enables precise and efficient treatments with a high degree of dose conformity. The high‑speed binary MLC, is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam to either block or allow the passage of radiation, effectively modulating and shaping the beam as it is emitted. The combination of the ring gantry and the high‑speed MLC enable treatment to be delivered continuously in a 360‑degree helical pattern around the patient’s body (which we refer to as TomoHelical). Additionally, the TomoDirect feature provides the TomoTherapy System’s added versatility to provide high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. All TomoTherapy Systems enable an operator to provide non‑isocentric 3D conformal radiotherapy image‑guided IMRT, or stereotactic treatments within a typical cylindrical volume of 40 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows single or multiple tumors, located anywhere in body, to be treated in a single session. The TomoTherapy System’s versatility, efficiency and precision offer clinicians an extensive range of effective treatment possibilities.

Real-time tracking of tumor movement. Synchrony®, a collection of unique hardware and software technologies enables personalized real-time adaptive delivery of radiation treatment to targets while they are in motion by synchronizing the treatment delivery beam position to the target location precisely and accurately during the delivery of a treatment fraction. Synchrony can be used on the Radixact System to adapt treatment delivery for tumors that move as a result of bodily processes, including respiration and digestion, as well as patient movement.  Synchrony is the only technology that uses artificial intelligence, through image guidance, to automatically adapt and synchronize the radiation beam to the position of the tumor if and when it moves during treatment. The beams of radiation are delivered continuously throughout the treatment session as the patient behaves naturally. Synchrony treatments are truly personalized, as delivery is adapted to the individual’s unique movements throughout treatment delivery. If movement changes during treatment, delivery is adapted for that unique change. The Synchrony system makes it possible and practical for clinicians to deliver radiation dose with sub millimeter precision, even for tumors that move. Synchrony helps to maximize treatment effectiveness and minimize dose to surrounding healthy tissue because it accounts for the current and changing conditions of the patient during treatment delivery.

Daily, quantitative imaging for better identification of tumors, dose verification and treatment planning.  The Radixact System offers integrated quantitative CT imaging capabilities, which depict the density of tumors and healthy tissue more accurately than traditional radiation therapy systems. We have recently launched our CTrue IR (Iterative Reconstruction) imaging technology, which uses a low‑intensity, fan beam CT to collect quantitative images prior to each treatment. These images allow lung tissue, fat, muscle and bone to be clearly distinguished. In addition, because of the low radiation dose involved, the clinician can collect daily, quantitative images, which can be used to monitor changes in the patient’s internal anatomy and quickly adapt the plan to those changes if deemed clinically necessary. We believe daily, quantitative, low dose images are essential to enabling optimal patient treatment, helping to ensure that original clinical objectives are achieved, from the first fraction to the last.

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

In China, the JV has begun selling our products, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China” radiotherapy device in the Class B license category, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China.

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

Currently, we manufacture our CyberKnife and TomoTherapy Systems in Madison, Wisconsin. We manufacture the linear accelerator for our CyberKnife and TomoTherapy Systems at our Chengdu, China facility. Our facilities employ state‑of‑the‑art manufacturing techniques and equipment. The components manufactured at our Chengdu facility are produced under the International Standard Organization (ISO), 13485:2016 certified quality management systems. The completed medical devices are designed, manufactured, installed, serviced and distributed at our Sunnyvale, Madison and Morges facilities under quality management systems which are compliant to the internationally recognized quality system standard for medical devices ISO, 13485:2016, and the Quality System regulations enforced by the FDA. We believe our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

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

As of June 30, 2020, we held exclusive field of use licenses or ownership of approximately 472 U.S. and foreign patents, and approximately 129 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy Systems, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

New product sales in this competitive market are primarily dominated by two companies: Elekta AB (Elekta) and Varian Medical Systems, Inc. (Varian), which recently announced a definitive agreement to combine with Siemens Healthineers in a transaction that is expected to close in the first half of calendar year 2021. Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image‑guidance systems to perform both radiosurgical and radiotherapy procedures. Our other competitors include BrainLAB AG (BrainLAB), ViewRay Inc. (ViewRay), and other companies in the radiosurgical and radiation therapy markets.

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
•

The manufacture and delivery of our products in sufficient volumes and on time, as well as accurately predicting and controlling costs associated with manufacturing, installation, warranty and maintenance of the products;

•	Our ability to attract and retain qualified personnel;
•	The extent of our intellectual property protection or our ability to otherwise develop and safeguard proprietary products and processes;
•	Our ability to successfully expand into new and developing markets;
•	Securing sufficient capital resources to expand both our continued research and development, and sales and marketing efforts; and
•	Obtaining and maintaining any necessary United States or foreign regulatory approvals or clearances.

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

In July 2019, CMS released a proposed rule titled Medicare Program; Specialty Care Models to Improve Quality of Care and Reduce Expenditures, which includes a new, alternative payment model for radiation oncology services. If finalized as proposed, this rule would significantly alter CMS’ payment methodology for radiation oncology services. Specifically, payment would be determined by the patient’s diagnosis and include all radiation oncology services provided within a 90-day period. Providers may be mandatorily required to participate in this model based upon the location where the radiation treatment is provided to the Medicare beneficiary. CMS projects that 40% of the radiation oncology providers will be included in the model and 60% will continue to receive reimbursement based on fee-for-service methodology. If implemented as proposed, CMS anticipates that this model will result in 3-5% savings to the Medicare program.

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

As a participant in the healthcare industry, we are also subject to extensive federal and state laws and regulations protecting the privacy and integrity of patient medical information, including privacy and security standards required under HIPAA. The HIPAA privacy standard was amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), enacted as part of the American Recovery and Reinvestment Act of 2009. HITECH significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities under which we are considered to be a “business associate” under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Furthermore, as of February 2010, business associates are now directly subject to regulations under HIPAA directly, including a new enforcement scheme, criminal and civil penalties for certain violations, and inspection requirements.

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

Backlog

For a discussion of our fiscal 2020 backlog, please refer to the section entitled “Backlog,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees

As of June 30, 2020, we had 932 employees worldwide. None of the employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

Geographic Information

For financial reporting purposes, net sales and long‑lived assets attributable to significant geographic areas are presented in Note 17, Segment Disclosure, to the consolidated financial statements, which are incorporated herein by reference.

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

Item 1A.  RISK FACTORS

We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Form 10 K, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition and future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the “forward looking” statements described elsewhere in this Form 10 K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward  looking” statements.

The effect of the COVID-19 pandemic, or the perception of its effects, as well as the responses of governments and private industry on our operations and the operations of our customers and suppliers, have and could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic, which has affected global operations and global supply chains. The outbreak continues to grow and related government and private sector responsive actions have impacted and may continue to adversely affect our business operations. It is impossible to predict the potential spread of COVID-19 globally and the full extent of the effects that it may have on our business, operations, financial condition or the economy.

Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have spread are taking certain preventative or protective measures to combat the rise in cases, including implementation of travel restrictions or bans and closure of non-essential businesses as well as limitations on public gatherings and other social distancing and shelter-in-place measures. While the full impact of the pandemic is not yet known, we are closely monitoring the spread of COVID-19 and are continually assessing its potential effects on our business. As of the date of the filing of this Form 10-K, we have experienced a decline in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue, due to timing delays caused by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain and manufacturing interruptions. We have also experienced disruptions in our sales and revenue cycle as a result of restrictions on our ability to travel to and meet with customers and potential customers and other delays caused by the COVID-19 pandemic as well as increases in customer defaults, delays in payment and planned installations and service agreements as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. We have also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic deepen or worsen. Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2021. In addition, other impacts of the COVID-19 pandemic may include significant and unpredictable reductions in the demand for our products, a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; disruptions in our supply chain or a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products; or closures of our key facilities or the facilities of our customers or suppliers.. These impacts and others that have resulted as a result of the COVID-19 pandemic and the unprecedented measures to slow the spread of the virus globally have had and will continue to have a negative impact on our business, operations and financial condition.

We are also experiencing a global economic slowdown as a result of the COVID-19 pandemic, which may result in an incremental adverse impact on our revenue, net income (loss) and cash flow and may require significant additional expenditures to mitigate such impacts. Additionally, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The extent to which our operations and financial condition are affected by COVID-19, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic (including whether there is a resurgence or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate), new or additional actions taken to contain COVID-19 or address its impact and the timing of global recovery and economic normalization, among others. The situation is developing rapidly, and additional impacts may arise that we are not aware of currently, however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

As of June 30, 2020, we had an accumulated deficit of $481.7 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

In June 2017, we entered into a credit and security agreement that provided us with an initial revolving credit facility (the “Revolving Credit Facility”) of $52.0 million, which was amended in December 2017 to reduce the Revolving Credit Facility to $32.0 million. We also entered into a credit and security agreement that provides for an initial term loan of $40.0 million with a second tranche of $20.0 million available for draw until December 31, 2018 if specified conditions are met (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”). We further amended the credit and security agreements with respect to the Credit Facilities in July 2018, December 2018, May 2019 and August 2019 to, among other things, provide for adjustments to the financial covenants and applicable margin and increase the Term Loan commitments by $25 million. Such credit and security agreements were most recently amended in July 2020 to, among other things, provide for further adjustments to certain financial covenants.

As of June 30, 2020, we had total consolidated liabilities of approximately $427.3 million; including long-term liability components of the 3.75% Convertible Notes of $76.4 million, and the Revolving Credit Facility of $28.0 million and the Term Loan of $84.9 million. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur. In addition, we may experience delays in orders or installations due to the impact of the COVID-19 pandemic at our customer sites. To protect the health and well-being of our employees, suppliers, and customers, we have made substantial modifications to employee travel and suspended non-essential work travel. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time.

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

We consider the competition for the CyberKnife and TomoTherapy Systems to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc. (“Varian”), which recently announced a definitive agreement to combine with Siemens Healthineers in a transaction that is expected to close in the first half of calendar year 2021, Elekta AB (“Elekta”), BrainLAB AG and ViewRay, Inc. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. For example, Varian announced in 2012 a new line of C‑arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife Systems. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures. In May 2017, Varian launched a new radiation therapy product called Halcyon which they have positioned against our TomoTherapy product line.

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

Our international sales, as a percentage of total revenue, have increased over the last five fiscal years. The percentage of our revenue derived from sales outside of the Americas region was 66% in fiscal 2020, 68% in fiscal 2019 and 64% in fiscal 2018. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

•

economic or political instability in foreign countries, including the market volatility resulting from the COVID-19 pandemic as well as the planned United Kingdom (the “UK”) exit from the European Union (the “EU”), or Brexit;

•	import delays;
•	changes in foreign laws and regulations governing, among other matters, the clearance, approval and sales of medical devices;
•	the potential failure to comply with foreign regulatory requirements to sell and market our products;
•	longer payment cycles associated with many customers outside the United States;
•

inability of customers to obtain requisite government approvals, such as customers in China, including customers of the JV, obtaining one of the limited number of Class A or Class B user licenses available in order to purchase our products;

•

effective compliance with privacy, data protection and information security laws, such as the European Union General Data Protection Regulation (the “GDPR”) and California Consumer Privacy Act (the “CCPA”);

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
•

natural disasters, such as earthquakes and fires, and global or regional health pandemics or epidemics, such as COVID-19; or data privacy or security incidents, that may have a disproportionate effect in certain geographies resulting in decreased demand or decreased ability of our employees or employees of our customers and partners to work and travel.

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

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife Systems, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the U.S. and Chinese leaders. Although the U.S. and China signed an initial trade deal in January 2020 and China announced a one year tariff exemption for medical linear accelerators in September 2019, there is no assurance that the trade deal will be signed or that the exemption on medical linear accelerators will continue beyond one year or that we will continue to qualify for such exemption. Additionally, the U.S. has threatened to impose tariffs on goods imported from other countries, which could also impact our or our customers’ operations. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

On January 31, 2020, the UK withdrew from the EU and entered into a transition period to, among other things, negotiate an agreement with the EU governing the future relationship between the EU and the UK. The withdrawal of the UK from the EU has created significant uncertainty about the future relationship between the UK and the EU.

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

While we have not experienced any material financial impact from Brexit on sales within the UK to date, we cannot predict its future implications. The full withdrawal of the UK from the EU will take some period of time to complete and could result in changes that impact our business, including potentially requiring us to obtain new registrations for our products that are sold into the UK. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory and other negotiations the UK conducts as well as its enactment, interpretation and enforcement of new laws and regulations, such as the UK Data Protection Act, which substantially implements the GDPR in the UK, and other UK data protection laws or regulations that may develop in the medium to longer term, affecting matters such as data transfers to and from the UK. We continue to monitor and review the impact of any resulting changes to EU or UK law that could affect our operations.

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

The CyberKnife and TomoTherapy Systems are complex and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our linear accelerator components are extremely complex devices and require significant expertise to manufacture, and we may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy Systems, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation‑shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. In addition, the COVID-19 pandemic may impact the supply of key components such that we may not receive them in a timely manner, in sufficient quantities, or at reasonable cost. We may also experience limitations in the availability of qualified personnel as a result of shelter-in-place rules, quarantine requirements, or illness. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

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

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing, sale, installation, servicing, and support of medical device products. We may be held liable if a CyberKnife or TomoTherapy System or our Precision Treatment Planning or iDMS Data Management System software causes or contributes to injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any alleged weaknesses in physician training and services associated with our products may result in unsatisfactory patient outcomes and product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create adverse publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs that may not be covered by insurance and be time-consuming to defend. We may also be subject to claims for personal injury, property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. Adverse publicity related to any product liability actions may cause patients to be less receptive to radiation therapy generally or our products specifically and could also result in additional regulation that could adversely affect our ability to promote, manufacture and sell our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts of coverage. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which our systems or software may be used, any of which could harm our reputation and business and result in a decline in revenue.

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. In fiscal year 2020, we have voluntarily opened one recall involving the Radixact Treatment Delivery System that was reported to the FDA, which has been completed. Additionally, we have completed and requested closure with the FDA for the remaining two open recalls reported on the CyberKnife System from fiscal year 2019. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single‑source supplier fails to deliver components on a timely basis. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy Systems, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. In addition, we have experienced delays in obtaining components and materials from suppliers as a result of the impact of the COVID-19 pandemic. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy Systems could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and adversely affect our reputation and results of operations.

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we may be unable to continue to grow our business.

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, particularly in the San Francisco Bay Area where our headquarters is located, from other medical equipment and software manufacturers, technology companies, universities and research institutions. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. Further, the COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

Disruption of critical information technology systems, infrastructure and data or cyberattacks could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through a security breach or cyberattack. Such security breaches or cyberattacks could expose us to a risk of lost or corrupted information, unauthorized disclosure of information, unauthorized disclosure of information, litigation and possible liability to employees, customers and regulatory authorities. In addition, we have moved some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third‑party provider over a broadband internet connection. In a cloud computing environment, we could be subject to outages, security breaches and cyberattacks by the third‑party service provider. In the current COVID-19 pandemic, more of our personnel and the personnel of our service providers are working remotely, which increases the risks of security breaches and cyberattacks.

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

In addition, data privacy breaches from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized person or to the public and may compromise our security systems. There can be no assurance that any efforts we make to prevent against such data privacy breaches will prevent breakdowns or breaches in our systems that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss of data, risk to patient safety and risk of product recall. As the techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. While we have implemented security measures to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, sensitive information stored by us or our customers, or the perception that any of these have occurred, could have serious negative consequences for our business, including loss of information, indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time‑consuming and expensive litigation, any of which could have an adverse effect on our financial results.

Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy, cyber security and data protection in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to privacy, cyber security and data protection laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has consumer protection authority, including regarding privacy and cyber security. In Europe, the GDPR, which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, a Data Protection Bill that substantially implements the GDPR became law in May 2018.

Data transfer and localization requirements related to personally identifiable information also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable EU member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, both the U.S.-EU Privacy Shield and EU Model Clauses have been subject to legal challenge. Further, in July 2020, the Court of Justice of the European Union released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems), declaring the EU-US Privacy Shield invalid. Although the Court considers that the Commission Decision 2019/87 on data transfers carried out under the European Commission’s Standard Contractual Clauses valid, we may face additional scrutiny from EU regulators on how, in practices, the transfer of personal data from the EU to the U.S. takes place under the stablished mechanisms. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. Further, the United States, citing a “national emergency with respect to its information and communications technology and services supply chain,” on August 6, 2020 issued sanctions against TikTok and WeChat on national security, foreign policy, and economic grounds.  Effectively, this executive order may function as a ban of TikTok and WeChat for use by consumers in the United States over the long term because of national security concerns regarding the transfer of personally identifiable information from the United States to China. In 2019, an executive order citing similar national security risks in the telecommunications sector served to block US companies from buying Chinese-made Huawei and ZTE products. If our operations, including those involving the processing of U.S.-collected data such as medical imagery, through the JV in China, come to be perceived as a U.S. national security risk, those operations may become subject to a similar executive order and sanctions. Any ban or other restriction on our transfer of data to the JV in China may increase costs as we seek operational and data processing alternatives.

New and proposed privacy, cybersecurity, and data protection laws are also providing new rights to individuals and increasing the penalties associated with non-compliance. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect in January 2020, imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation, as well as a private right of action from individuals in relation to certain security breaches. The enforcement of the CCPA by the California Attorney General on July 1, 2020. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the U.S., which could create the potential for a patchwork of overlapping but different state laws. The restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

Privacy, cyber security and data protection legislation around the world is comprehensive and complex and there has been a recent trend towards more stringent enforcement of requirements regarding protection and confidentiality of personal data. The restrictions imposed by such laws and regulations may limit the use and adoption of our products and services, reduce overall demand for our products and services, require us to modify our data handling practices and impose additional costs and burdens. With increasing enforcement of privacy, cyber security and data protection laws and regulations, there is no guarantee that we will not be subject to enforcement actions by governmental bodies or that our costs of compliance will not increase significantly. Enforcement actions can be costly and interrupt regular operations of our business. In addition, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies. While we have not been named in any such suits, if a substantial breach or loss of data from our records were to occur, we could become a target of such litigation. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Our failure to comply with applicable laws and regulations could result in enforcement action against us, including fines and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations and financial condition.

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

Customer service is a critical element of our sales strategy. Third‑party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. If any of our logistics providers terminates its relationship with us, suffers an interruption in its business, significantly increases fees for services or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify alternative logistics providers for our spare parts, shipments of spare parts to our customers may be delayed or at a higher cost and our reputation, business, financial condition and results of operations may be adversely affected.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard the technology underlying our products, including in case of a security breach involving our intellectual property. If these measures do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we have attempted to obtain patent coverage for our technology where available and appropriate, there are aspects of the technology for which patent coverage was never sought or never received. There also may be countries in which we sell or intend to sell the CyberKnife or TomoTherapy Systems but have no patents or pending patent applications. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have several issued patents in the U.S. and in foreign countries protecting aspects of the CyberKnife and TomoTherapy Systems, our pending U.S. and foreign patent applications may not issue, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Similarly, our issued patents and those of our licensors may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products which provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, the laws of some foreign countries, such as China where the JV will operate, may not protect our intellectual property rights to the same extent as do the laws of the United States and, even if they do, uneven enforcement and procedural barriers may exist in such countries. In the event a competitor or other third party infringes upon our patent or other intellectual property rights or otherwise misappropriates such rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention from our core business. Damage awards resulting from successful litigation in foreign jurisdictions may not be in amounts commensurate with damage awards in the U.S. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge. In addition, we may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

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

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy System and related upgrades when control of a System or upgrade is transferred, which generally happens when a System or upgrade is shipped, while an element of installation is deferred until performed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or customer delay in obtaining receipt of regulatory approvals such as certificates of need. In addition, as a result of the COVID-19 pandemic and the disruption to their operations, certain customers have experienced delays in construction, shipment or installation and some have failed to timely pay their obligations when due. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2020, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and, as the effects of the pandemic continue and deepen, may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

Our operations are vulnerable to interruption or loss because of natural disasters, global or regional health pandemics or epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. Our manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. In addition, China has suffered health epidemics related to the outbreak of COVID-19 (including any potential resurgence or additional outbreak of COVID-19), avian influenza and severe acute respiratory syndrome, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers. Furthermore, on March 1, 2020, the U.S., where our headquarters are located, declared a national emergency concerning the COVID-19 pandemic and the pandemic has spread widely around the world, including in locations where we have facilities and operations. Unexpected events at any of our facilities or otherwise, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornados and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In particular, telecommunication system failures or disruptions could significantly disrupt our operations as a result of our increase remote work arrangements due to the COVID-19 pandemic. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

We may attempt to acquire new businesses, products or technologies, or enter into strategic collaborations or alliances, including forming joint ventures, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies or through collaborating with complementary businesses, including forming joint ventures, such as the JV, rather than through internal development. The identification of suitable acquisition, alliance and joint venture partner candidates can be difficult, time consuming, and costly, and we may not be able to successfully complete identified acquisitions, alliances or joint ventures. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition, alliance or joint venture, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations or timely and effectively commence operations of any joint venture or other alliance because the process of integration could be expensive, time consuming and may strain our resources. Furthermore, we may be required to contribute significant amounts of capital or incur losses in the initial stages of an alliance or joint venture, particularly as selling and marketing activities increase ahead of expected long-term revenue. For example, we completed our capital contributions to the JV in the second quarter of fiscal 2020, however further contributions may be necessary in the future as the joint venture expands its operations in China in order to achieve our long-term strategy in China. In addition, the process for customers of the acquired company, alliance or joint venture to comply with local or foreign regulatory requirements that may be required to purchase our products may cause delays in the acquisition target, alliance partner or joint venture’s ability to conduct business. For example, any delays in customers in China to obtain Class A or Class B user licenses or in the subsequent tender process to complete the sale could affect the JV’s expected ability to initiate sales and recognize revenue in China. Furthermore, the products and technologies that we acquire, jointly develop, or with respect to which we collaborate may not be successful, or may require significantly greater resources and investments than we originally anticipated. Implementing or acquiring new lines of business or offering new products and services within existing lines of business can affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. In addition, we may not be in a position to exercise sole decision making authority regarding any strategic collaboration, alliance or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, alliances or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests. Collaborations, alliances and joint ventures can be difficult to manage and may involve significant expense and divert the focus and attention of our management and other key personnel away from our existing businesses. With respect to any acquisition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. In addition, with respect to joint ventures, we may not be able to attract qualified employees, acquire customers or develop reliable supply, distribution or other partnerships. As a result of certain collaborations, alliances and joint ventures we could face potential damage to existing customer relationships or lack of customer acceptance or inability to attract new customers. These risks could be magnified to the extent that any new collaboration, alliance or joint venture would result in a significant increase in operations in developing markets. Future acquisitions or alliances could also result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or expenses or other charges such as in‑process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock. Further, acquisition targets, alliance partners and joint ventures may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations and may lead to increased litigation risk. Such laws may also offer us inadequate or less intellectual property protection relative to U.S. laws, which may impact our ability, as well as the ability of the acquisition target, alliance partner and joint venture, to safeguard our respective intellectual property from infringement and misappropriation. As a result of these and other factors, we may not realize the expected benefits of any acquisition, collaboration, joint venture or strategic alliance or such benefits may not be realized at expected levels or within the expected time period. The failure to successfully consummate such strategic transactions and effectively integrate and execute following such consummation may have an adverse impact on our growth, profitability, financial position and results of operations.

Multiple factors may adversely affect our ability to fully utilize certain tax loss carryforwards.

As of June 30, 2020, we had approximately $322.1 million and $139.1 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2021 for state purposes. In addition, as of June 30, 2020, we had federal and state research and development tax credit carryforwards of approximately $22 million and $20.4 million, respectively. Such research credits for federal tax purposes and in states other than California will begin to expire starting in 2021, while the California research credits have no expiration date. The Tax Cuts and Jobs Act of 2017 (Tax Act) U.S. tax legislation, as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), among other things, includes changes to the rules governing net operating losses. Net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account) when utilized in tax years beginning after December 31, 2020. It is uncertain if and to what extent various states will conform to the Tax Act or CARES Act. In addition, utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

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

At June 30, 2020, we had $107.6 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Within the EU, we are required under the Medical Device Directive to affix the Conformité Européene, or CE, mark on our products in order to sell the products in member countries of the EU. This conformity to the applicable directives is done through self‑declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be placed on the device. Once the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking demonstrates that our products comply with the laws and regulations required by the European Union countries to allow free movement of trade within those countries. If we cannot support our performance claims and/or demonstrate or maintain compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the European Union. In addition, the EU deferred the implementation of the Medical Device Regulation (“MDR”), which replaces the existing Medical Device Directive, from May 2020 to May 2021 due to the impact of the COVID-19 pandemic on the readiness of countries and oversight bodies. The MDR establishes new requirements and oversight for maintaining the CE mark. The official guidance continues to be published for the implementation of these requirements and the number of Notified Bodies are still limited. There may be variability in review timeframes and requirements as both manufacturers and authorities navigate these new requirements.

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

We also lease approximately 177,000 square feet of product development, manufacturing, administrative and warehouse space in five buildings in Madison, Wisconsin, as follows:

•	An office building totaling approximately 61,000 square feet, which is leased to us until June 2025;
•	A manufacturing facility totaling approximately 56,000 square feet, which is leased to us until June 2025; and
•	Warehouse and office space in three buildings totaling approximately 60,000 square feet, which are leased to us through various dates until April 2023.

Our wholly owned subsidiary, Accuray International Sàrl, leases one office building that consists of approximately 21,000 square feet of administrative space in Morges, Switzerland, which are leased to Accuray International until December 2024.

In addition, our wholly‑owned subsidiary, Accuray Accelerator Technology Company Limited, leases approximately 42,000 square feet of space in a manufacturing facility in Chengdu, China until July 2021.

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

As of August 20, 2020, there were 193 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders and believe the number of registered stockholders of record underestimates our total number of stockholders.

During the year ended June 30, 2020, there were no sales of unregistered equity securities by us other than those transactions previously reported to the Securities and Exchange Commission (SEC) on our Current Reports on Form 8-K.

We do not have a stock repurchase program and have not made any share repurchases during the year ended June 30, 2020.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2015 and June 30, 2020, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on June 30, 2015 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

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

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10‑K. The consolidated statements of operations for the years ended June 30, 2020, 2019 and 2018, and the consolidated balance sheet data at June 30, 2020 and 2019 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10‑K. The consolidated statements of operations data for the years ended June 30, 2017 and 2016 and the consolidated balance sheet data at June 30, 2018, 2017 and 2016 is derived from our audited consolidated financial statements not included in this Form 10‑K.

	Years Ended June 30,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$382,928	$418,785	$404,897	$383,414	$398,800
Cost of revenue	233,207	256,134	243,202	242,073	240,087
Gross profit	149,721	162,651	161,695	141,341	158,713
Operating expenses:
Research and development	49,784	56,493	57,251	49,921	56,652
Selling and marketing	47,254	55,998	60,105	57,477	56,812
General and administrative	40,144	49,577	48,136	43,766	50,122
Total operating expenses	137,182	162,068	165,492	151,164	163,586
Income (loss) from operations	12,539	583	(3,797)	(9,823)	(4,873)
Loss on equity method investment	(149)	—	—	—	—
Other expense, net	(6,700)	(14,927)	(19,224)	(18,718)	(18,295)
Income (Loss) before provision for income taxes	5,690	(14,344)	(23,021)	(28,541)	(23,168)
Provision for income taxes	1,863	2,086	878	1,038	2,336
Net income (loss)	3,827	(16,430)	(23,899)	(29,579)	(25,504)
Income (loss) per share
Basic	$0.04	$(0.19)	$(0.28)	$(0.36)	$(0.32)
Diluted	$0.04	$(0.19)	$(0.28)	$(0.36)	$(0.32)
Weighted average common shares used in computing net income (loss) per share
Basic	89,874	87,465	84,893	82,495	80,509
Diluted	90,623	87,465	84,893	82,495	80,509

	As of June 30,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$107,577	$76,798	$83,083	$72,084	$119,771
Investments	$—	$—	$-	$23,909	$47,239
Working capital	$175,215	$151,894	$114,723	$24,511	$151,468
Total assets	$490,927	$438,181	$378,727	$406,464	$469,033
Long-term debt	$189,307	$159,844	$131,077	$51,548	$170,512
Total stockholders’ equity	$63,635	$49,871	$48,632	$46,533	$59,660

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

In 2018, we introduced the VOLO Optimizer software upgrade for the CyberKnife System. The VOLO facilitates the development of clinically optimal treatment plans up to 90 percent faster than before and the delivery of the treatment up to an estimated 50 percent faster than before, allowing CyberKnife treatments to typically be performed in 15 to 30 minutes.

In June 2020, we launched the CyberKnife S7 System, an innovative device combining speed, advanced precision, and real-time artificial intelligence-driven motion tracking and synchronization treatment delivery for all stereotactic radiosurgery (SRS) and stereotactic body radiation therapy (SBRT) treatments in as little as 15 minutes. The CyberKnife S7 System is the next-generation CyberKnife platform, a robotic, non-invasive radiation therapy device capable of treating cancerous and benign tumors throughout the body, as well as neurologic disorders.

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

In October 2019, our systems were named in 50 out of 58 Class A user licenses awarded by the China National Health Commission. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. The approximate value of revenue attributable to the Accuray systems subject to the 50 Class A licenses is expected to be $115.0 million. As a result of delays in the tender process and other uncertainties caused by the COVID-19 pandemic, revenue recognition was delayed and while circumstances might change, we currently expect to start recognizing revenue for these systems in the first half of our fiscal 2021. Further, our sales in China may be impacted by tariffs against foreign imports of certain materials. While China announced a one year tariff exemption for medical linear accelerators in September 2019, there is no assurance that the exemption will continue beyond one year or that we will continue to qualify for such exemption. Despite the challenges and uncertainties created by the COVID-19 pandemic in China and around the world, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the pandemic does not affect the long-term demand for radiotherapy equipment in China.

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

In exchange for the initial 49% equity interest in the JV, we, through Accuray Asia, made in-kind contributions consisting of two full radiation oncology systems from our inventory in the quarter ended December 31, 2019. The investment is reported as an Investment in unconsolidated joint venture on our condensed consolidated balance sheets. We recognized a gain of $13.0 million related to the value of the capital contribution to the JV. This gain was recorded as non-operating, other income for the quarter ended December 31, 2019.

In July 2019, the JV broke ground on its facility based in Tianjin, China, which is expected to serve as headquarters and home of its sales organization and service operations. Also, in July 2019, the JV received the Radiation Safety License from the China Ministry of Environmental Protection. This license, along with the license to do business in China received in April 2019 and the Medical Device Operating Permit received in June 2019, enables the JV to sell and install our radiation therapy devices in China. As of June 30, 2020, the JV manufacturing facility construction is complete, with medical device approval process related to the manufacturing qualification and the required testing is expected to finish in the first calendar quarter of 2021.

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

COVID-19 Pandemic

In fiscal year 2020, an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) was identified in December 2019 in China and has subsequently been recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely restricted the level of economic activity around the world. In response to this pandemic the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, which has resulted in the temporary or permanent closure of certain businesses, as well as advising or requiring individuals to limit or forego their time outside of their homes. While some businesses have been able to reopen, in some cases on a restricted basis, business activity remains at significantly lower levels than prior to the pandemic. The COVID-19 pandemic has adversely impacted our business operations a as well as those of our customers and partners. In addition, across the healthcare industry, resources are being prioritized for the treatment and management of the pandemic and away from non-urgent or elective procedures. Some of our customers, which include hospitals, major academic medical centers, and other related entities, have incurred losses during the COVID-19 pandemic due to significantly reduced patient volume. The public health actions being undertaken to reduce the spread of the virus have created and may continue to create significant disruptions with respect to demand for our products and services; the operating procedures and workflow of our customers, particularly hospitals; our ability to continue to manufacture our products; and the reliability of our supply chain.

Our financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which our backlog converts to revenue in the near-term. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 due to timing delays caused by the COVID-19 pandemic, which resulted in a decline to our revenue for the same period. We expect that such delays in deliveries and installations will continue into fiscal 2021, which could have a negative impact on our revenue during those periods. As of the date of this Form 10-K, we have also experienced disruptions in our sales and revenue cycle as well as increases in customer defaults, delays in payment and planned installations and service agreements as a result of the effect of the COVID-19 pandemic on our customers as well as restrictions imposed on travel. We have also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic deepen or worsen. As a result, we are carefully monitoring the pandemic and the resulting length and depth of the economic impact on our financial condition and results of operations, however, given the uncertainty regarding the spread and potential resurgence of COVID-19 and how long the pandemic will last, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may also significantly affect our business.

We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, the extent to which our operations and financial condition are affected by COVID-19, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic (including whether there is a resurgence or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate), new or additional actions taken to contain COVID-19 or address its impact and the timing of global recovery and economic normalization, among other uncertainties and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-K, may result in delays or modifications to these plans and initiatives. Accordingly, management is carefully evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to the pandemic continues to unfold.

Backlog

Effective at the beginning of our fiscal year 2019, we updated our backlog policy to include certain upgrades sold through service contracts. As a result, the portion of the order that is recognizable as product revenue and upgrades sold on service contracts are reported as backlog. The portion of the order that is recognized as other service revenue (for example, Post-Contract Customer Support (PCS), installation, training and professional services) is not included in reported backlog. As of June 30, 2020, backlog totaled $602.7 million, of which $1.5 million represented upgrades sold through service contracts. As of June 30, 2019, backlog totaled $495.6 million. The COVID-19 pandemic is adversely impacting the pace at which our backlog converts to revenue in the near-term. Although the depth and extent to which the COVID-19 pandemic is impacting individual markets varies based on a number of factors, we expect to see a higher than normal level of age-outs in the coming quarters as a result.

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

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Years Ended June 30,
	2020	2019	2018
Gross orders	$377,295	$342,321	$304,903
Net age-outs	(81,073)	(95,463)	(68,463)
Cancellations	(13,939)	(25,012)	(22,610)
Currency impacts and other	(1,746)	(3,583)	(4,296)
Net orders	$280,537	$218,263	$209,534
Order backlog at the end of the period	$602,713	$495,627	$478,482

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders increased by $35.0 million for the year ended June 30, 2020, as compared to the year ended June 30, 2019. This was primarily a result of an increase of $32.1 million in new system order volume compared to the same prior year period, primarily related to a $31.1 million increase of TomoTherapy System orders, a $1.0 million increase in CyberKnife System orders and an increase of $2.9 million in upgrade orders and other amendments to the terms of our contracts as compared to the same prior year period.

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

Net orders increased by $62.3 million for the year ended June 30, 2020, as compared to the year ended June 30, 2019, resulting from an increase in gross orders of $35.0 million, decreased net age-outs of $14.4 million and cancellations of $11.1 million, in addition to favorable impact of foreign currency exchange of $1.8 million as compared to same to the same prior year period.

•

The net age-outs for the year ended June 30, 2020 were $81.1 million. There were $20.5 million age-ins, which represent orders that previously aged-out but have been taken to revenue in the current period. Age-ins offset the gross amount of age-outs in a particular period.

•

There were $13.9 million and $25.0 million in cancellations in the year ended June 30, 2020 and June 30, 2019, respectively. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business. Additionally, there were $4.1 million cancellations recorded in fiscal year 2020 related to cancellations that occurred in fiscal 2019.

•	Other adjustments and foreign currency impacts decreased net orders by $1.7 million and by $3.6 million for the year ended June 30, 2020 and June 30, 2019, respectively.

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

In recent years, the percentage of gross orders received from our distribution partners in the international markets represented 76%, 83%, and 70% of gross orders for fiscal year ended June 30, 2020, 2019 and 2018, respectively. We anticipate that distributor orders from international markets will continue to represent a significant portion of our gross orders in the foreseeable future. International orders are affected by foreign currency fluctuation as well as government programs that stimulate the purchase of healthcare products, both of which could affect the demand for our products and timing of orders from period to period. In addition, our order-to-revenue conversion cycle for international distributor orders has been generally longer compared to that of direct channel sales and could cause fluctuations in our age-outs from period to period.

Results of Operations

Fiscal 2020 results compared to 2019 (in thousands, except percentages)

	Years Ended June 30,
	2020		2019		change
(Dollars in thousands)	Amount	%(*)	Amount	%(*)	$	%
Products	$167,302	44%	$196,665	47%	$(29,363)	(15)%
Services	215,626	56%	222,120	53%	(6,494)	(3)%
Net revenue (a)	$382,928	100%	$418,785	100%	$(35,857)	(9)%
Gross profit	$149,721	39%	$162,651	39%	$(12,930)	(8)%
Products gross profit	71,420	43%	79,954	41%	(8,534)	(11)%
Services gross profit	78,301	36%	82,697	37%	(4,396)	(5)%
Research and development expenses	49,784	13%	56,493	13%	(6,709)	(12)%
Selling and marketing expenses	47,254	12%	55,998	13%	(8,744)	(16)%
General and administrative expenses	40,144	10%	49,577	12%	(9,433)	(19)%
Other expense, net	6,849	2%	14,927	4%	(8,078)	(54)%
Provision for income taxes	1,863	—%	2,086	—%	(223)	(11)%
Net income (loss)	$3,827	1%	$(16,430)	(4)%	20,257	(123)%

(*)	Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

(a)	Includes sales to the JV, an equity method investment of $19,054 for the year ended June 30, 2020 and $0 for both years ended June 30, 2019 and June 30, 2018, respectively. See Note 13.

Net revenue

Product Net Revenue

Product net revenue decreased by $29.4 million, or 15%, as compared to the year ended June 30, 2019. The decrease was primarily due to a reduction in system sales of $35.7 million from lower unit volume offset by a $6.4 million increase in upgrades and other revenue as compared to the prior year.

Service Net Revenue

Service net revenue decreased by $6.5 million, or 3%, as compared to the year ended June 30, 2019. The decrease was primarily driven by a decrease of $4.7 million resulting from fewer upgrades purchased through our service agreements, a $2.7 million decrease of service contract revenue, a $0.5 million decrease in revenue from training, offset by $1.4 million increase in revenue from installations.

As the COVID-19 pandemic is expected to continue to cause strain on the resources of our customers, coupled with recommended deferrals of non-urgent or elective procedures, we have seen delays in the timing of deliveries and installations in fiscal year 2020 and expect that such delays will continue into fiscal year 2021, which is expected to have a negative impact on our revenue during those periods. We cannot reliably estimate the extent or length to which the COVID-19 pandemic will impact deliveries and installations of our systems and as such we are unable to estimate the timing or extent of any such decline or the impact such decline will have on our revenue.

Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2020	2019
Net revenue	$382,928	$418,785
Americas	34%	32%
Europe, Middle East, India and Africa	31%	36%
Asia Pacific (excluding Japan and India)	16%	15%
Japan	19%	17%

Gross profit

The overall gross profit margin was 39% for the years ended June 30, 2020 and 2019. Product gross margin was 43% for the year ended June 30, 2020 as compared to 41% for the year ended June 30, 2019, driven by lower cost of revenue, primarily due to product sales mix. Service revenue gross margin was 36% for the year ended June 30, 2020 as compared to 37% for the year ended June 30, 2019, primarily due to a higher service parts consumption and lower service revenue during fiscal year 2020 as compared to fiscal year 2019.

Research and development expenses

Research and development expenses decreased by $6.7 million, or 12%, for the year ended June 30, 2020 as compared to the year ended June 30, 2019. The decrease was primarily due to a decrease of $3.4 million in compensation and benefits expenses due to lower headcount and related costs, a decrease of $2.9 million in overall operational cost due to changes in the timing of project spend, a decrease of $1.4 million due to a reduction in outsourcing expenses and consultants engaged by the Company in response to uncertainties created by the COVID-19 pandemic and a decrease of $0.3 million in travel expenses, offset by an increase of $1.2 million in research and development facilities expenses.

Selling and marketing expenses

Selling and marketing expenses decreased $8.7 million, or 16%, for the year ended June 30, 2020 as compared to the year ended June 30, 2019. The decrease was primarily due to a decrease of $4.7 million in compensation and employee benefits including a decrease in stock-based compensation driven by lower headcount and related costs, a decrease of $1.6 million in travel expenses due to the impact of the COVID-19 pandemic on travel, a decrease of $1.4 million in marketing expenses driven by postponement of tradeshows, a decrease of $0.7 million in facility cost due to consolidation of facilities and a decrease of $0.2 million driven by lower software service and maintenance expense.

General and administrative expenses

General and administrative expenses decreased by $9.4 million, or 19%, for the year ended June 30, 2020 as compared to the year ended June 30, 2019. The decrease was primarily due to a decrease of $2.6 million related to lower compensation and employee benefits costs, a decrease of $2.6 million due to lower outside service costs related to establishment of the JV as compared to the same period last fiscal year, a benefit of $1.7 million as a result of the conclusion of a foreign indirect tax audit, a decrease in expense for allowance for doubtful accounts of $1.9 million, and a decrease of $0.6 million due to lower facility and IT service costs.

Other expense, net

Other expense, net decreased by $8.1 million, or 54%, for the year ended June 30, 2020 as compared to the year ended June 30, 2019. The decrease was primarily due to a non-cash gain of $13.0 million related to the value of the Accuray systems contributed to the JV in exchange for 49% equity interest, offset by an increase of $2.9 million in net interest expense and an increase of $1.7 million in foreign exchange losses.

Provision for income taxes

The provision for income taxes was lower in fiscal 2020 as compared to fiscal 2019 due to lower foreign earnings in fiscal 2020. In both fiscal 2020 and 2019, we released tax benefits related to final tax assessments from the Swiss tax authorities for the period from fiscal 2018 and 2017, respectively which decreased our foreign taxes for such periods.

Fiscal 2019 results compared to 2018 (in thousands, except percentages)

	Years Ended June 30,
	2019		2018		change
	Amount	%(*)	Amount	%(*)	$	% change
Products	$196,665	47%	$183,898	45%	$12,767	7%
Services	222,120	53%	220,999	55%	1,121	1%
Net revenue	$418,785	100%	$404,897	100%	$13,888	3%
Gross profit	$162,651	39%	$161,695	40%	$956	1%
Products gross profit	79,954	41%	80,860	44%	(906)	-1%
Services gross profit	82,697	37%	80,835	37%	1,862	2%
Research and development expenses	56,493	13%	57,251	14%	(758)	-1%
Selling and marketing expenses	55,998	13%	60,105	15%	(4,107)	-7%
General and administrative expenses	49,577	12%	48,136	12%	1,441	3%
Other expense, net	14,927	4%	19,224	5%	(4,297)	-22%
Provision for income taxes	2,086	—%	878	—%	1,208	138%
Net loss	$(16,430)	(4)%	$(23,899)	(6)%	$7,469	(31)%

(*)	Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

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

Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2019	2018
Net revenue	$418,785	$404,897
Americas	32%	40%
Europe, Middle East, India and Africa	36%	27%
Asia Pacific (excluding Japan and India)	15%	15%
Japan	17%	18%

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

Share-Based Compensation Expense

In fiscal 2020, 2019 and 2018, we recorded share‑based compensation expense of $8.2 million, $10.6 million and $12.3 million, respectively, related to awards under our stock incentive plans. Share‑based compensation expense was recorded net of estimated forfeitures. As of June 30, 2020, we had approximately $16.0 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, shares under our Employee Stock Purchase Plan, or ESPP, restricted stock units, or RSUs, and market stock units, or MSUs, which we expect to recognize over a weighted average period from 0.5 to 2.89 years.

Liquidity and Capital Resources

At June 30, 2020, we had $107.6 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part I, Item 1A titled “Risk Factors.” Also refer to Note 10, Debt to the consolidated financial statements for discussion of the Revolving Credit Facility, our 3.75% Convertible Notes and Term Loan outstanding as of June 30, 2020. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months.

However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

Our liquidity and cash flows have been materially impacted over the last several months by the diversion of customer resources to the response to the COVID-19 pandemic and delays in payments from customers and could be further impacted by additional and prolonged delays in payments from customers, the potential of extended "shelter in place" and social distancing orders or advisories, facility closures, or other reasons related to the COVID-19 pandemic. As of the date of issuance of these consolidated financial statements, the extent to which COVID-19 is likely to materially impact our liquidity in the future remains uncertain. As precautionary measures to increase our cash position and preserve financial flexibility in view of the ongoing uncertainty resulting from the COVID-19 pandemic, we (i) executed temporary salary reductions for our Chief Executive Officer and each of our Senior Vice Presidents, which was effective June 1, 2020, (ii) eliminated all Board and committee retainers for the period beginning July 1, 2020 through December 31, 2020, (iii) eliminated all awards under the Company Bonus Plan for the fiscal 2020 performance period, other than those that were contractually guaranteed, (iv) implemented a cost saving initiative designed to reduce operating costs through the elimination of approximately 3 percent of our global workforce, (v) amended the credit and security agreements related to our Revolving Credit Facility and Term Loan to modify certain financial covenant requirements and (vi) suspended the 401(k) match program for all employees from June 1, 2020 through December 31, 2020. Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2021.

In addition, we are unable to predict with certainty the impact of the COVID-19 pandemic on our ability to maintain compliance with the debt covenants contained in the credit and security agreements related to our Revolving Credit Facility and Term Loan, including financial covenants regarding the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. While we were in compliance with such covenants for the quarter ended June 30, 2020, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the applicable credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Additionally, the undistributed earnings of our foreign subsidiaries at June 30, 2020 are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of the Company’s foreign earnings are subject to income taxes. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of June 30, 2020, we had approximately $55.1 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there could be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Cash Flows

	Years Ended June 30,
	2020	2019	2018
Net cash provided by (used in) operating activities	$(1,469)	$(29,641)	$18,331
Net cash provided by (used in) investing activities	(3,728)	(4,311)	17,766
Net cash provided by (used in) financing activities	26,696	28,473	(27,453)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	234	124	(346)
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,733	$(5,355)	$8,298

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

Cash Flows From Operating Activities

Net cash used in operating activities was $1.5 million in fiscal 2020, resulting primarily from a net negative change in working capital of $21.5 million offset by non‑cash items of $16.2 million and a net income of $3.8 million.

•

Non-cash items primarily consisted of the gain on contribution to the JV of $13.0 million, offset by depreciation and amortization expense of $7.5 million, share-based compensation expense of $8.2 million, non-cash interest expense on debt of $4.2 million, inventories write-down of $4.2 million, provision of bad debt of $1.8 million, intra-entity profit elimination from transactions with the JV of $1.8 million, amortization of debt issuance cost of $1.3 million, and a loss on equity method investment of $0.1 million;

•

The net change in operating assets and liabilities of $21.5 million was primarily due to an increase of 23.2 million in inventories due to slower than anticipated conversion of our order backlog to revenue, a decrease of $16.2 million in compensation related accrued liabilities and reduction in bonus accrual, a decrease of $6.8 million in accounts payable and a decrease of $0.2 million in net operating lease liabilities offset by receivable collection and a decrease in accounts receivable of $19.0 million, a decrease of $4.4 million in prepaid expense and other assets and an increase of $1.5 million in customer advances, deferred revenue and deferred cost of revenue.

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

•

The net change in operating assets and liabilities was primarily due to a decrease of $7.2 million in accounts receivable due to the timing of revenue transactions and cash collection, an increase of $6.2 million in customer advances due to the timing and new deposit receipts, and a decrease of $4.2 million in prepaid and other assets. This was partially offset by an increase of $8.7 million in inventory to support anticipated product shipments in future periods and a net decrease of $2.5 million in deferred revenue.

Cash Flows From Investing Activities

Net cash used in investing activities was $3.7 million in fiscal 2020, which primarily consisted of purchases of property and equipment.

Net cash used in investing activities was $4.3 million in fiscal 2019, which primarily consisted of purchases of property and equipment.

Net cash provided by investing activities was $17.8 million in fiscal 2018, which primarily consisted of sales and maturities of short‑term investments of $30.3 million, offset by purchases of investments of $5.9 million, purchases of property and equipment of $6.3 million, and purchase of intangible assets of $0.3 million.

Cash Flows From Financing Activities

Net cash provided by financing activities during fiscal 2020 was $26.7 million, which was primarily due to a net draw of $24.7 million, net, drawn against our Term Loan and $2.5 million in proceeds from our employee stock purchase plan offset by $0.3 million, net repayments under our Revolving Credit Facility and $0.2 million in taxes paid related to the net share settlement of equity awards.

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

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	Revenue generated by sales of our products and service plans;
•	Our ability to generate cash flows;
•	Costs associated with our sales and marketing initiatives and manufacturing activities;
•	Facilities, equipment and IT systems required to support current and future operations;
•	Rate of progress and cost of our research and development activities;
•	Costs of obtaining and maintaining FDA and other regulatory clearances of our products;
•	Effects of competing technological and market developments;
•	Number and timing of acquisitions and other strategic transactions; and
•	Servicing and maturity of our current future indebtedness.

We believe that, based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. If these sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, enter into additional credit facilities or we may opportunistically seek to raise capital in debt of equity transactions. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

The following is a schedule summarizing our obligations to make future payments under contractual obligations as of June 30, 2020. Refer to Note 10, Debt in Notes to the Consolidated Financial Statements in Item 8, Part II, of this report on Form 10‑K (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
3.75% Convertible Notes, Term Loan, and Revolving Credit Facility(1)(3)	$202,095	$2,374	$141,974	$57,747	$—
Interest on 3.75% Convertible Notes, Term Loan, and Revolving Credit Facility(2)	32,115	12,554	16,778	2,783	—
Operating leases	35,906	9,449	17,640	8,817	—
Total	$270,116	$24,377	$176,392	$69,347	$—

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
(3)

On July 3, 2020 the Company amended the Revolving Credit Facility Agreement and Term Loan Agreement which, among other things modified certain financial covenants related to the Fixed Charge Coverage Ratio, minimum consolidated Net Revenue and minimum consolidated cash balance. Other significant terms remained unchanged. In addition, the Company agreed to prepay $10.0 million principal with respect to the Term Loan as well as an amendment fee of $0.5 million, both of which were paid on July 3, 2020.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements for the years ended June 30, 2020, 2019, or 2018.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, the economic uncertainty in the current environment caused by the COVID-19 pandemic could limit our ability to accurately make and evaluate our estimates and judgments. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

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

For the years ended June 30, 2020, 2019, and 2018, there were no customers that represented 10% or more of total net revenue. We had one customer at June 30, 2020 and June 30, 2019, respectively that accounted for more than 10% of our total accounts receivable, net.

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

We record revenue considering all discounts given to, or expected by, customers. As a result, management may make estimates of potential future product returns or trade ins and other allowances related to product revenue in the current period. In general, we do not allow returns from customers and all discounts and allowances are clearly identified in the terms and conditions of each sale. We derive some product revenue from sale to the JV.

Service Revenue

Service revenue is generated primarily from PCS contracts (warranty period services and post warranty services), installation services, training and professional services. Service revenue is recognized either ratably over the contractual period as control and benefit transfer to the customer or when service is performed, depending on specific terms and conditions in agreements with customers. We derive some service revenue from sale to the JV.

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

Leases

We are the lessee in a lease contract when we obtain the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use asset represents our right to use an underlying asset for the lease term and lease obligations represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. We determine the lease term by agreement with lessor. As our lease does not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Refer to Note 2. Recent Accounting Pronouncements and Note 5. Leases to our consolidated financial statements included in this Annual Report on Form 10-K for further information on our adoption of ASC 842.

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

Our effective tax rate does not include the impact of undistributed foreign earnings for which we have not provided income taxes related to foreign tax withholdings because we plan to reinvest such earnings indefinitely outside the United States. We have estimated whether there is a need for foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long‑term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long‑term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate. We are subject to income taxes in the United States and certain foreign countries, and we are subject to corporate income tax audits in some of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. We believe that our reserve for uncertain tax positions is adequate. We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, or the expiration of statutes of limitations.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2020, we had no open forward contracts and all open positions had been settled.

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

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the 3.75% Convertible Notes. The interest rates on the 3.75% Convertible Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of June 30, 2020, borrowings under the Term Loan totaled $89.1 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $28.0 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.6 million. Refer to Note 10, Debt to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding our debt obligations.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 25, 2020 expressed an unqualified opinion.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers and for incremental costs to obtain contracts with customers effective July 1, 2018, due to the adoption of ASU No. 2014-09 – Topic 606, Revenue from Contracts with Customers. The Company adopted this new standard using a modified retrospective approach.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

San Jose, California

August 25, 2020

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$107,577	$76,798
Restricted cash	997	10,218
Accounts receivable, net of allowance for doubtful accounts of $1,268 and $605 as of June 30, 2020 and June 30, 2019, respectively (a)	90,599	111,885
Inventories, net	134,374	120,823
Prepaid expenses and other current assets	21,227	24,205
Deferred cost of revenue	2,712	146
Total current assets	357,486	344,075
Property and equipment, net	15,349	17,122
Investment in joint venture	13,929	—
Operating lease right-of-use assets, net	28,647	—
Goodwill	57,717	57,770
Intangible assets, net	663	679
Restricted cash	1,337	1,162
Other assets	15,799	17,373
Total assets	$490,927	$438,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,126	$29,562
Accrued compensation	17,963	31,150
Operating lease liabilities, current	8,224	—
Other accrued liabilities	27,180	32,742
Customer advances	22,571	20,395
Deferred revenue	83,207	78,332
Total current liabilities	182,271	192,181
Long-term liabilities:
Operating lease liabilities, non-current	24,173	—
Long-term other liabilities	7,416	9,646
Deferred revenue	24,125	26,639
Long-term debt	189,307	159,844
Total liabilities	427,292	388,310
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2020 and June 30, 2019, respectively; issued and outstanding: 91,178,108 and 88,521,511 shares at June 30, 2020 and June 30, 2019, respectively	91	89
Additional paid-in-capital	545,741	535,332
Accumulated other comprehensive loss	(484)	(10)
Accumulated deficit	(481,713)	(485,540)
Total stockholders' equity	63,635	49,871
Total liabilities and stockholders’ equity	$490,927	$438,181

(a)	Include accounts receivable from the China joint venture of $3,039 and $0 at June 30, 2020 and June 30, 2019, respectively. See Note 13

The accompanying notes are an integral part of these consolidated financial statements

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Years Ended June 30,
	2020	2019	2018
Net revenue:
Products	$167,302	$196,665	$183,898
Services	215,626	222,120	220,999
Total net revenue (a)	382,928	418,785	404,897
Cost of revenue:
Cost of products	95,882	116,711	103,038
Cost of services	137,325	139,423	140,164
Total cost of revenue (b)	233,207	256,134	243,202
Gross profit	149,721	162,651	161,695
Operating expenses:
Research and development	49,784	56,493	57,251
Selling and marketing	47,254	55,998	60,105
General and administrative	40,144	49,577	48,136
Total operating expenses	137,182	162,068	165,492
Income (loss) from operations	12,539	583	(3,797)
Loss on equity method investment	(149)	—	—
Other expense, net	(6,700)	(14,927)	(19,224)
Income (loss) before provision for income taxes	5,690	(14,344)	(23,021)
Provision for income taxes	1,863	2,086	878
Net income (loss)	$3,827	$(16,430)	$(23,899)
Net income (loss) per share - basic	$0.04	$(0.19)	$(0.28)
Net income (loss) per share - diluted	$0.04	$(0.19)	$(0.28)
Weighted average common shares used in computing net income (loss) per share:
Basic	89,874	87,465	84,893
Diluted	90,623	87,465	84,893
Net income (loss)	$3,827	$(16,430)	$(23,899)
Foreign currency translation adjustment	(238)	(247)	83
Reclassification adjustments on available for sale investments, net of tax	—	—	89
Change in defined benefit pension obligation	(236)	(856)	973
Comprehensive income (loss)	$3,353	$(17,533)	$(22,754)

(a)

Includes sales to the China joint venture, an equity method investment of $19,054 for the year ended June 30, 2020 and $0 for both years ended June 30, 2019 and June 30, 2018, respectively. See Note 13.

(b)

Includes cost of revenue from sales to the China joint venture, an equity method investment of $13,174 for the year ended June 30, 2020 and $0 for both years ended June 30, 2019 and June 30, 2018, respectively. See Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2017	83,739,804	$84	$496,887	$(52)	$(450,386)	$46,533
Exercise of options, net	108,800	—	437	—	—	437
Issuance of restricted stock	1,166,776	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	921,583	1	3,333	—	—	3,334
Share-based compensation	—	—	12,289	—	—	12,289
Tax withholding upon vesting of restricted stock units	(61,536)	—	(293)	—	—	(293)
Retirement of Convertible Senior Notes	253,829	—	288	—	—	288
Allocated transaction cost in debt issuance	—	—	8,798	—	—	8,798
Net loss	—	—	—	—	(23,899)	(23,899)
Cumulative translation adjustment	—	—	—	83	—	83
Reclassification adjustments on available for sale investments, net of tax	—	—	—	89	—	89
Change in defined benefit pension obligation	—	—	—	973	—	973
Balance at June 30, 2018	86,129,256	$86	$521,738	$1,093	$(474,285)	$48,632
Exercise of options, net	114,932	—	489	—	—	489
Issuance of restricted stock	1,491,379	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	911,741	1	3,021	—	—	3,022
Share-based compensation	—	—	10,086	—	—	10,086
Tax withholding upon vesting of restricted stock units	(125,797)	—	—	—	—	—
Adoption of new revenue recognition standard	—	—	—	—	5,175	5,175
Net loss	—	—	—	—	(16,430)	(16,430)
Cumulative translation adjustment	—	—	—	(247)	—	(247)
Change in defined benefit pension obligation	—	—	—	(856)	—	(856)
Balance at June 30, 2019	88,521,511	$89	$535,332	$(10)	$(485,540)	$49,871
Issuance of restricted stock	1,579,037	1	(207)	—	—	(206)
Issuance of common stock under employee stock purchase plan	1,136,096	1	2,450	—	—	2,451
Share-based compensation	—	—	8,166	—	—	8,166
Tax withholding upon vesting of restricted stock units	(58,536)	—	—	—	—	—
Net income	—	—	—	—	3,827	3,827
Cumulative translation adjustment	—	—	—	(238)	—	(238)
Change in defined benefit pension obligation	—	—	—	(236)		(236)
Balance at June 30, 2020	91,178,108	$91	$545,741	$(484)	$(481,713)	$63,635

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$3,827	$(16,430)	$(23,899)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,541	10,491	9,732
Share-based compensation	8,152	10,601	12,289
Amortization of debt issuance costs	1,348	1,528	1,629
Amortization and accretion of discount and premium on investments	—	—	(15)
Loss on sales of investments	—	—	171
Accretion of interest on debt	4,168	3,371	3,376
Provision for (recovery of) bad debt, net	1,797	3,681	(73)
Provision for write-down of inventories	4,184	2,340	1,603
(Gain) loss on disposal of property and equipment	9	2,588	(8)
Loss on equity method investment	149	—	—
Elimination of equity method investment intra-entity profit on sales	1,847	—	—
Loss on extinguishment of debt	—	—	3,452
Gain on termination of lease obligation	—	(1,007)	—
Gain on contribution to joint venture	(12,964)	—	—
Provision (benefit) for deferred income taxes	—	(86)	30
Changes in assets and liabilities:
Accounts receivable, short and long-term	19,030	(46,165)	7,223
Inventories	(23,178)	(14,165)	(8,685)
Prepaid expenses and other assets	4,403	(13,049)	4,209
Deferred cost of revenue, short and long-term	(2,441)	531	2,422
Accounts payable	(6,770)	9,456	2,002
Operating lease liabilities, net	(235)	—	—
Accrued liabilities	(16,242)	10,857	1,577
Customer advances	2,159	(2,549)	6,189
Deferred revenues, short and long-term	1,747	8,366	(4,893)
Net cash provided by (used in) operating activities	(1,469)	(29,641)	18,331
Cash flows from investing activities
Purchases of property and equipment, net	(3,558)	(4,311)	(6,276)
Purchase of intangible assets	(170)	—	(333)
Purchases of investments	—	—	(5,940)
Sales and maturities of investments	—	—	30,315
Net cash provided by (used in) investing activities	(3,728)	(4,311)	17,766
Cash flows from financing activities
Proceeds from employee stock plans	2,450	3,927	4,389
Taxes paid related to net share settlement of equity awards	(207)	—	(293)
Payments made to note and loan holders	—	—	(69,797)
Proceeds from debt, net of costs	24,716	19,968	66,111
Borrowings (repayments) under Revolving Credit Facility, net	(263)	4,578	(27,863)
Net cash provided by (used in) financing activities	26,696	28,473	(27,453)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	234	124	(346)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,733	(5,355)	8,298
Cash, cash equivalents and restricted cash at beginning of period	88,178	93,533	85,235
Cash, cash equivalents and restricted cash at end of period	$109,911	$88,178	$93,533
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,806	$2,191	$1,460
Cash paid for interest	$12,332	$9,761	$9,187
Supplemental non-cash disclosure:
Non-cash effect of pension settlement accounting	$178	$—	$—
Exchange of Convertible Notes	$—	$—	$6,641
Modification of Revolving Credit Facility	$—	$—	$1,997
Unpaid purchase of property and equipment at end of year	$226	$235	$399
Transfers from inventory to property and equipment	$2,594	$1,170	$174
An equity method investment, in exchange for non-cash contributions of assets to China Joint Venture (including gain of $12,964)	$15,925	$—	$—

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

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the coronavirus disease (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the effects of and response to the pandemic are rapidly evolving and new information is regularly coming to light. The Company's customers are diverting resources to treat COVID-19 patients and deferring non-urgent and elective procedures, both of which are likely to impact customers' ability to meet their other financial obligations, including to the Company. Some customers, which include hospitals, major academic medical centers, and other related entities, have incurred significant losses during the COVID-19 pandemic due to reduced patient volume. Furthermore, the Company is also anticipating a global economic slowdown due to disruptions caused by the COVID-19 pandemic, which may result in an incremental adverse impact on revenue, net income and cash flow and may require significant additional expenditures to mitigate such impacts. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The Company’s financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which the backlog converts to revenue in the near-term. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 due to timing delays caused by the COVID-19 pandemic, which resulted in a decline to the revenue for the same period. The Company expects that such delays in deliveries and installations will continue into fiscal 2021, which could have a negative impact on the revenue during those periods. As of the date of this Form 10-K, the Company experienced disruptions in the sales and revenue cycle as well as increases in customer defaults, delays in payment and planned installations and service agreements as a result of the effect of the COVID-19 pandemic on the Company’s customers as well as restrictions imposed on travel. The Company also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while the Company have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic deepen or worsen. As a result, the Company is carefully monitoring the pandemic and the resulting length and depth of the economic impact on our financial condition and results of operations, however, given the uncertainty regarding the spread and potential resurgence of COVID-19 and how long the pandemic will last, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may also significantly affect the Company’s business.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. In addition, the Company is unable to predict with certainty the impact of the COVID-19 pandemic on its ability to maintain compliance with the debt covenants contained in the credit and security agreements related to its Revolving Credit Facility and Term Loan (as such terms are defined in Note 10 below), including financial covenants regarding the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. The Company was in compliance with such covenants for the quarter ended June 30, 2020, as amended. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. Refer to Note 19 Subsequent Events, for further details related to the change of financial covenants. This may require the Company to obtain waivers or amendments to the applicable credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Key estimates and assumptions made by the Company relate to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of our equity method investment in the JV, valuation of inventories, share‑based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies. Actual results could differ materially from those estimates.

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rate. Resulting translation adjustments are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. Net foreign currency exchange transaction gains or losses are included as a component of other expense, net, in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The Company had no customer that represented 10% or more of total net revenue for the years ended June 30, 2020, 2019 and 2018. The Company had one customer at June 30, 2020 and June 30, 2019, respectively that accounted for more than 10% of accounts receivable, net.

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

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on July 1, 2018. The Company’s revenue consists of product revenue resulting from the sale of systems, system upgrades and service revenue. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and its customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on the consideration specified in the contract with each customer, net of any discounts and taxes collected from customers that are remitted to government authorities.

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

The Company offers customers the opportunity to trade in their older systems for credit towards the purchase of a new system. The Company generally does not provide specific trade-in prices or upgrade rights at the time of purchase of the original system. Trade-in or upgrade transactions are based on the then fair value of the system and are separately negotiated taking into consideration circumstances existing at the time of the trade-in or upgrade. Accordingly, trade-ins and upgrades are not considered separate performance obligations in system sales agreements. Traded-in systems generally can be reconditioned and may be resold. The Company accounts for the fair value of the traded-in system in the total consideration in the arrangement by including the net realizable value of the traded-in system less a normal profit margin.

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

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer when the Company expects to generate future economic benefits from the related revenue-generating contracts. The Company capitalizes incremental contract acquisition costs, and amortizes such costs over a five year period, the period which the Company expects to benefit, based on historical service renewal rates, and expectations of future customer renewals. Most of the Company’s contract costs are associated with its internal sales force compensation program and a portion of its employee bonus program. The Company capitalizes and amortizes the incremental costs of obtaining a contract, primarily related to certain bonuses and sales commissions. The capitalized bonuses and sales commissions are amortized over a period of five years commencing upon the initial transfer of control of the system to the customer. The pattern of amortization is commensurate with the pattern of transfer of control of the performance obligations to the customer. The amortization of these contract assets is included in cost of sales, research and development, sales and marketing, and general and administrative expenses based on department headcount allocations in the consolidated statements of operations. The pattern of amortization is commensurate with the pattern of transfer of control of the performance obligations to the customer. The Company elected to use the practical expedient and expense as incurred commissions related to service renewals and upgrades because the contract term is less than a year.

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

Deferred Revenue

Deferred revenue primarily consists of unfulfilled obligations from open contracts for which performance has already started including short-shipped items, deferred warranty, training, maintenance services and other unperformed or incomplete performance obligations. Service contracts for maintenance services, in general, are considered month-to-month contracts. Deferred revenue includes deferred warranty expected to be recognized over the remaining warranty period for system already installed. The Company’s balance sheet may include the unbilled receivable for warranty included under the deferred revenue leading to a temporary gross up of the Company’s balance sheet. The invoices for unbilled receivables are issued within period shorter than 12 months.

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

Impairment of Long‑Lived Assets

The Company reviews long‑lived assets, including intangible assets, equity method investment in the JV, property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable using pretax undiscounted cash flows. Impairment, if any, is measured as the amount by which the carrying value of a long‑lived asset exceeds its fair value.

Goodwill and Purchased Intangible Assets

Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company’s closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. The Company adopted the new accounting guidance that simplifies the testing for goodwill impairment in the first quarter of fiscal 2020. There was no impairment of goodwill identified in the fiscal years ended June 30, 2020, 2019 and 2018.

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

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.2 million, $0.5 million and $0.4 million for the years ended June 30, 2020, 2019 and 2018, respectively, and are included in selling and marketing expense in the consolidated statements of operations.

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

Share‑Based Compensation

The Company issues stock‑based compensation awards to employees and directors in the form of stock options, restricted stock units (RSUs), performance units (PSUs), market stock units (MSUs) and employee stock purchase plan (ESPP) awards (collectively, awards).

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

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the year. Potentially dilutive outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for loss periods presented because including them would have been antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share attributable to stockholders follows (in thousands):

	Years Ended June 30,
	2020	2019	2018
Numerator:
Net income (loss) used to compute basic and diluted loss per share	$3,827	$(16,430)	$(23,899)
Denominator:
Weighted average shares used to compute basic income (loss) per share	89,874	87,465	84,893
Weighted average shares used to compute diluted income (loss) per share	90,623	87,465	84,893

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net income (loss) per share when their effect would have been anti‑dilutive. Additionally, the 3.75% Convertible Notes due August 2022 (the “3.75% Convertible Notes”), the 3.50% Convertible Senior Notes due February 1, 2018 (the “3.50% Convertible Notes”), the 3.50% Series A Convertible Notes (the “3.50% Series A Convertible Notes”) due February 1, 2018 are included in the calculation of diluted net income per share only if their inclusion is dilutive for periods during which the notes were outstanding.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above when their effect would have been anti‑dilutive (in thousands):

	As of June 30,
	2020	2019	2018
Stock options	5,956	5,220	2,684
RSUs, PSUs and MSUs	3,761	3,725	5,159
	9,717	8,945	7,843

Outstanding Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes and the 3.50% Series A Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. The 3.50% Series A Convertible Notes were retired in February 2018. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes outstanding as of June 30, 2020, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

Leases

On July 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace the existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized consistent with previous accounting guidance. The Company adopted ASC 842 utilizing the current-period adjustment method added by the Financial Accounting Standards Board (“FASB”), which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company determines the lease term by agreement with lessor. As the leases do not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Equity Method Investment

During the twelve months ended June 30, 2020, the Company adopted a new accounting policy related to equity method investments in connection with its equity investment in CNNC Accuray (Tianjin) Medical Technology Co. Ltd., the Company’s joint venture in China (the “JV”). The equity method investment that the Company holds is equity securities in investees for which the Company has the ability to exercise significant influence over, but lacks a controlling financial interest in the investee. Equity method investment is measured at cost and adjusted for impairment, if any, for the Company’s share of the investee's income or loss and intra-entity profits. The Company recognizes its proportionate share of income or loss from the JV on a one-quarter lag due to the timing of the availability of the JV’s financial records. Profit earned by the Company from the JV is eliminated through cost of goods sold until it is realized and such profits would generally be considered realized when the inventory has been sold through to third parties.

Equity method goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. Our impairment analysis considers qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative factors include the investee's financial condition and business outlook, industry and sector performance, operational and financing cash flow activities, and other relevant factors affecting the investee. When indicators of impairment exist, we prepare quantitative assessments of the fair value of our non-marketable equity investments, which require judgment and the use of estimates, including discount rates, investee revenue and costs, and comparable market data, among others.

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

Accumulated Other Comprehensive Loss

The components of comprehensive income (loss) consist of net income (loss), changes in foreign currency exchange rate translation and net changes related to a defined benefit pension plan. The changes in foreign currency exchange rate translation and net changes related to the defined benefit pension plan are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The Company adopted Topic 842 using the current period adjustment method as of July 1, 2019 and elected the transition option that allows the Company not to restate the comparative periods in its financial statements in the year of adoption. As a result, the Company had not changed previously disclosed amounts or provided additional disclosures for comparative periods. As of July 1, 2019, the right-of-use assets was $30.6 million and the respective lease liability was $34.5 million. The difference between the total right-of-use assets and total lease liabilities recorded as of July 1, 2019 is primarily due to the derecognition of deferred rent liabilities that were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the consolidated balance sheet as of June 30, 2019. The Company also elected the package of transition expedients available for expired or existing contracts, which allowed the Company to carryforward its historical assessment of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company elected to account for lease and non-lease components in its facility and car leases as a single lease component. As a policy election, for leases that, at commencement date, have a lease term of 12 months or less, the Company records expenses as incurred and does not recognize right-of-use assets and lease liabilities.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows companies to reclassify from Accumulated Other Comprehensive Income to Retained Earnings stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The Company adopted ASU No. 2018‑02 in the first quarter of fiscal year 2020. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued a new accounting standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable and other financial instruments. The Company will adopt the standard using the modified retrospective transition method on July 1, 2020 beginning of the first quarter of fiscal year 2021. The Company does not currently believe it will have a material impact upon adoption.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning July 1, 2021 with early adoption permitted. The Company is evaluating the impact of adopting this standard to its consolidated financial statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This standard addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2020-01, which is effective for the Company in its fiscal year and interim periods beginning on July 1, 2021, to its consolidated financial statements and related disclosures.

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

Changes in the contract assets and contract liabilities are as follows:

	June 30, 2020	June 30, 2019
(Dollars in thousands)	Amount	Amount
Assets:
Unbilled accounts receivable – current (1)	$11,739	$5,260
Interest receivable – current (2)	493	361
Long-term accounts receivable (3)	3,810	4,116
Interest receivable – non-current (3)	1,342	1,255
Liabilities:
Customer advances	22,571	20,395
Deferred revenue – current	83,207	78,332
Deferred revenue – non-current	24,125	26,639

(1)	Included in accounts receivable on consolidated balance sheets
(2)	Included in prepaid expenses and other current assets on consolidated balance sheets
(3)	Included in other assets on consolidated balance sheets

During the years ended June 30, 2020 and June 30, 2019, the Company recognized revenues of $87.7 million and $78.6 million, respectively, which were included in the deferred revenue balances at June 30, 2019 and June 30, 2018, respectively.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed non-cancelable contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts, and the Company has elected the practical expedient to not disclose the unsatisfied performance obligations for contracts with an original expected duration of one year or less.

As of June 30, 2020, total remaining performance obligations amounted to $976.3 million. Of this total amount, $78.5 million related to long-term warranty and service, which is expected to be recognized over the remaining warranty period for systems that have been delivered. For systems that have been delivered but not yet installed, management estimates the timing of installation since warranty starts upon installation.

The following table represents the Company's remaining performance obligations related to long-term warranty and service as of June 30, 2020 and the estimated revenue expected to be recognized (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products):

	Fiscal years of revenue recognition
(Dollars in thousands)	2021	2022	2023	Thereafter
Long-term warranty and service	$35,223	$23,957	$9,833	$9,470

For the remaining $897.8 million of performance obligations, the Company estimates 21% to 28% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. Based on historical experience approximately 21% of the Company’s open contracts may never result in revenue due to cancellation.

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

As of June 30, 2020 and 2019, the balance of capitalized costs to obtain a contract was $7.9 million and $8.4 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred a $1.2 million and $0.5 million impairment loss for the years ended June 30, 2020 and 2019, respectively. During the years ended June 30, 2020 and 2019 the Company recognized $1.9 million and $2.2 million, respectively, in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Consolidated Balance Sheet

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2020	June 30, 2019
Accounts receivable	$80,128	$107,230
Unbilled fees and services	11,739	5,260
	91,867	112,490
Less: Allowance for doubtful accounts	(1,268)	(605)
Accounts receivable, net	$90,599	$111,885

The Company received payment or had credits of $0.4 million, added $1.2 million and wrote off $0.1 million from the allowance for doubtful accounts in fiscal 2020. The Company received payment or had credits of $0.2 million and added $0.6 million to the allowance for doubtful accounts in fiscal 2019.

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $3.8 million and $4.3 million at June 30, 2020 and 2019, respectively, and are included in Other Assets in the consolidated balance sheets. The balance in financing receivables related to contractual maturities of more than one year. The Company evaluates the credit quality of an obligor at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables. Based upon such assessment, the Company recorded adjustments of $0.8 million and $3.6 million to the allowance for credit losses related to such financing receivables during the years ended June 30, 2020 and 2019, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	June 30, 2020	June 30, 2019
Gross	$13,019	$13,288
Unearned income	(1,774)	(1,535)
Allowance for credit loss	(4,369)	(3,582)
Total, net	$6,876	$8,171
Reported as:
Current	$3,084	$3,902
Non-current	3,792	4,269
Total, net	$6,876	$8,171

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults.

Inventories, net

Inventories consisted of the following (in thousands):

	June 30, 2020	June 30, 2019
Raw materials	$48,037	$40,966
Work-in-process	17,798	18,152
Finished goods	68,539	61,705
Inventories, net	$134,374	$120,823

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2020	June 30, 2019
Furniture and fixtures	$1,961	$2,728
Computer and office equipment	10,896	11,183
Software	11,606	11,236
Leasehold improvements	26,206	25,741
Machinery and equipment	48,830	45,472
Construction in progress	623	1,658
	100,122	98,018
Less: Accumulated depreciation	(84,773)	(80,896)
Property and equipment, net	$15,349	$17,122

Depreciation and amortization expense related to property and equipment for the years ended June 30, 2020, 2019 and 2018 was $7.3 million, $8.1 million and $9.6 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign Currency Items	Change in Defined Pension Benefit Obligation	Total
Balance at June 30, 2018	$1,237	$(144)	$1,093
Other comprehensive loss	(247)	(856)	(1,103)
Balance at June 30, 2019	$990	$(1,000)	$(10)
Other comprehensive loss	(238)	(236)	(474)
Balance at June 30, 2020	$752	$(1,236)	$(484)

Consolidated Statements of Operations

Other expense, net consisted of the following (in thousands):

	Years Ended June 30,
(in thousands)	2020	2019	2018
Interest expense	$(18,080)	$(15,084)	(14,959)
Foreign currency transaction loss	(2,343)	(665)	(986)
Gain on contribution to joint venture	12,964	—	—
Other (expense) income	759	822	(3,279)
Total other expense, net	$(6,700)	$(14,927)	$(19,224)

Note 5. Leases

The Company adopted ASC 842 – Leases using the current period adjustment method beginning on July 1, 2019. Under this approach, the Company did not restate its comparative amounts and recognized a right-of-use asset equal to the present value of the future lease payments. The Company elected to apply the practical expedient that allows for not reassessing: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The practical expedient applied to transition contracts that were previously identified as leases and elected to not recognize right-of-use assets and lease obligations for leases of low value assets.

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

Operating lease costs for the twelve months ended June 30, 2020 were $9.5 million, not including short-term operating lease costs, which were not material.

For the twelve months ended June 30, 2020, cash paid for amounts included in the measurement of operating lease liabilities was approximately $9.5 million. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $5.2 million for the year ended June 30, 2020.

Operating lease right-of-use assets and operating lease obligation as of June 30, 2020 represented in the table below (in thousands):

	Operating Lease	Finance Lease (a)	Total
Operating lease right-of-use asset - initial recognition	$30,578	$—	$30,578
Lease asset added after initial recognition	5,244	10	5,254
Amortization for the year	(7,175)	(2)	(7,177)
Balance at June 30, 2020	$28,647	$8	$28,655

Operating lease obligation - initial recognition	$34,465	$—	$34,465
Lease liability added after initial recognition	5,244	10	5,254
Repayment and interest accretion	(7,312)	(2)	(7,314)
Balance at June 30, 2020	$32,397	$8	$32,405

Current portion of operating lease obligation	$8,224	$5	$8,229
Noncurrent portion of operating lease obligation	$24,173	$3	$24,176

(a)	Finance lease assets included in property and equipment

Maturities of operating lease liabilities as of June 30, 2020 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2021	$9,449
2022	9,130
2023	8,510
2024	5,812
2025	3,005
Total operating lease payments	35,906
Less: imputed interest	(3,501)
Present value of operating lease liabilities	$32,405
Weighted average remaining lease term (in years)	3.94
Weighted average discount rate	5.30%

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

Goodwill as of June 30, 2020 and 2019 and changes in the carrying amount of goodwill for the respective periods are as follows (in thousands):

	As of June 30,
	2020	2019
Balance at the beginning of the period	$57,770	$57,855
Currency translation	(53)	(85)
Balance at the end of the period	$57,717	$57,770

In fiscal 2020, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. In addition, during the third and fourth quarters of fiscal year 2020, the Company reviewed for possible triggering events due to circumstances surrounding the COVID-19 pandemic and no impairment loss was recorded as a result of such review. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

The Company’s intangible assets associated with purchased patent license are as follows (in thousands):

		As of June 30, 2020			As of June 30, 2019
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	2 - 7	$1,170	$(507)	$663	$1,000	$(321)	$679

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. During the quarter ending March 31, 2020 the Company purchased a patent license for $170 thousand with a useful life of two years. The Company did not identify any triggering events that would indicate potential impairment of its definite‑lived intangible and long‑lived assets as of June 30, 2020 and 2019.

Amortization expense related to purchased intangible assets was $0.2 million, $0.1 million and $0.1 million for the years ended June 30, 2020, 2019 and 2018, respectively.

The estimated future amortization expense of purchased intangible assets as of June 30, 2020 is as follows (in thousands):

Year Ending June 30,	Amount
2021	$228
2022	185
2023	143
2024	107
$663

Note 7. Derivative Financial Instruments

The Company utilizes foreign currency forward contracts with reputable financial institutions to manage its exposure of fluctuations in foreign currency exchange rates on certain intercompany balances and foreign currency denominated cash, customer receivables and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. The periods of these forward contracts range up to approximately three months and the notional amounts are intended to be consistent with changes in the underlying exposures. The Company intends to exchange foreign currencies for U.S. Dollars at maturity. There were no outstanding foreign currency forward contracts at the end of fiscal years 2020 and 2019.

The following table shows the effect of forward contracts not designated as hedging instruments and foreign currency transactions gains and losses, which were included in “Other expense, net” on the consolidated statements of operations in fiscal years (in thousands):

	Years ended June 30,
	2020	2019	2018
Foreign currency exchange gain (loss) on foreign contracts	$744	$17	$(2,461)
Foreign currency transactions gain (loss)	(3,087)	(682)	1,475

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

The Company had cash of $107.6 million and $76.8 million at June 30, 2020 and June 30, 2019, respectively.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the 3.75% Convertible Notes (collectively the “Notes”) is not readily available. The Revolving Credit Facility and the Term Loan (collectively, the “Credit Facilities”) are valued at market interest rates, which it considers to be a level 2 fair value measurement. The Company believes that the carrying value of these financial instruments approximate its estimated fair value based on the effective interest rate compared to the current market rate available to the Company.

The following table summarizes the carrying value and estimated fair value of Credit Facilities and Notes (in thousands):

	June 30, 2020		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$76,398	$65,272	$72,730	$84,227
Term Loan Facility	84,908	84,908	58,849	58,849
Revolving Credit Facility	28,001	28,001	28,265	28,265
Total	$189,307	$178,181	$159,844	$171,341

Note 9. Commitments and Contingencies

Long‑term Debt Commitments

The Company is required to make semi‑annual interest payments on the 3.75% Convertible Notes, and monthly interest payments on the Revolving Credit Facility and Term Loan. See Note 10, Debt, for details.

Future minimum long‑term principal and interest on the 3.75% Convertible Notes and Credit Facilities as of June 30, 2020 are as follows (in thousands):

Year Ending June 30,	Long-Term Debt (1)
2021	$14,928
2022	39,669
2023	119,083
2024	60,530
Total	$234,210

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

Indemnities and Commitments

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2020.

Guarantees

As of June 30, 2020, the Company had three bank guarantees totaling approximately $1.0 million related to a bidding process with three customers. As of June 30, 2019, the Company had bank guarantees totaling approximately $0.7 million related to a bidding process with two customers.

Royalty Agreement

The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each TomoTherapy System sold that includes the licensed technology. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. The license agreement expired on August 6, 2019 as a result of the expiration of the patent. The Company recorded royalty costs of $0.05 million, $0.6 million and $0.5 million for the years ended June 30, 2020, 2019 and 2018, respectively, which were recorded in cost of revenue or deferred cost of revenue. The Company had no accrued liabilities and approximately $0.2 million at June 30, 2020 and 2019, respectively, related to this agreement.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2020.

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of June 30, 2020, $85.0 million aggregate principal amount was outstanding.

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

In May 2019, the Company amended the Amended Credit Agreement to, among other things, decrease the interest rate from 90-day LIBOR plus 4.50% to 90-day LIBOR plus 3.50% and extend the maturity date to May 30, 2024 and update the calculation of the deferred revolving loan origination fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on the consolidated balance sheet as of June 30, 2019. The Amended Credit Agreement was further amended in August 2019 to, among other things, revise or add financial covenants, including the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. Other significant terms remain unchanged. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on the consolidated balance sheet.

As of June 30, 2020, approximately $28.0 million of aggregate principal amount was outstanding under the Revolving Credit Facility, and $0.9 million of unamortized debt costs associated with the Revolving Credit Facility was included in other assets on the condensed consolidated balance sheet.

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

As of June 30, 2020, approximately $89.1 million aggregate principal amount was outstanding.

The following table presents the carrying value of all Credit Facilities and 3.75% Convertible Notes (in thousands):

	Revolving Credit Facility (1)	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount	$28,001	$85,000	$89,093	$202,094
Unamortized debt costs	—	(1,922)	(874)	(2,796)
Unamortized debt discount	—	(6,680)	(3,311)	(9,991)
Net carrying amount	$28,001	$76,398	$84,908	$189,307

(1)	Unamortized debt costs of $0.9 million recorded in other assets on the consolidated balance sheet.

A summary of interest expense on the Credit Facilities and Notes is as follows (in thousands):

	Year ended June 30,
	2020	2019	2018
Interest expense related to contractual interest coupon	$12,373	$10,185	$9,953
Interest expense related to amortization of debt discount	4,168	3,370	3,377
Interest expense related to amortization of debt issuance costs	1,350	1,529	1,629
Total	$17,891	$15,084	$14,959

Note 11. Shareholders’ Equity

At June 30, 2020, the Company had 9.7 million shares of common stock reserved for issuance under the stock incentive plans and the employee stock purchase plan.

Note 12. Stock Incentive Plan and Employee Stock Purchase Plan

As of June 30, 2020, the Company had three outstanding stock incentive plans: the 2016 Equity Incentive Plan, or the 2016 Plan; the 2007 Incentive Award Plan, or the 2007 Plan; and the 1998 Stock Incentive Plan, or the 1998 Plan. The 2016 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, performance units, and restricted stock units, or RSUs. The vesting of RSUs granted under the 2016 Plan are primarily service‑based (over the requisite service period) while the vesting of performance units granted under the 2016 Plan are primarily performance‑based, or PSUs, or market‑based, or MSUs. Only employees of the Company are eligible to receive incentive stock options. Non‑employees may be granted non‑qualified stock options.

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

As of June 30, 2020, the 2007 Plan and the 1998 Plan each continued to remain in effect; however, the Company can no longer grant equity awards under such plans.

The following table summarizes the share‑based compensation charges included in the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Years ended June 30,
	2020	2019	2018
Cost of revenue	$1,244	$1,666	$1,866
Research and development	1,457	1,773	2,312
Selling and marketing	1,159	2,081	1,390
General and administrative	4,292	5,081	6,721
Total	$8,152	$10,601	$12,289

The amount of capitalized share‑based compensation costs as components of inventory was insignificant at June 30, 2020, 2019 and 2018.

Stock Options

The fair value of each option is estimated at the date of grant using the Black‑Scholes option pricing formula with the following assumptions:

	Years Ended June 30,
	2020	2019	2018
Risk–free interest rate	1.14% - 1.53%	1.94% - 2.81%	1.98%
Dividend yield	—%	—%	—%
Expected term	5.63 - 5.64	5.31 - 5.51	5.25
Expected volatility	47.3% - 48.9%	47.0% - 47.1%	43.9%

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

A summary of option activity under the Company’s incentive plan during the fiscal years is presented below (in thousands except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balance at June 30, 2017	2,463	$6.05	5.42	$191
Options granted	795	4.12
Options exercised	(109)	4.02
Options forfeited/expired	(465)	7.76
Balance at June 30, 2018	2,684	5.26	6.16	$60
Options granted	3,359	4.09
Options exercised	(115)	4.26
Options forfeited/expired	(708)	5.51
Balance at June 30, 2019	5,220	4.50	7.97	$11
Options granted	2,305	2.64
Options exercised	—	—
Options forfeited/expired	(1,569)	4.36
Balance at June 30, 2020	5,956	3.82	8.04	$—
Vested or Expected to vest at June 30, 2020	5,222	3.90	7.90
Exercisable at June 30, 2020	2,109	$4.73	6.47

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value (the difference between the fair value of the Company’s common stock on June 30, 2020 of $2.03 and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised on June 30, 2020. The total intrinsic value of options exercised in the years ended June 30, 2020, 2019 and 2018 was approximately $0 million, $0.1 million and $0.1 million, respectively.

During the years ended June 30, 2020, 2019 and 2018, the Company recognized $2.0 million, $1.4 million and $0.6 million, respectively, of share‑based compensation expense for stock options granted to employees.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid‑in capital. Upon adoption of ASU 2016-09 on July 1, 2017, the benefits are recognized against income taxes. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2020, 2019 and 2018.

As of June 30, 2020, there was approximately $6.7 million of unrecognized compensation cost net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 2.89 years.

The following table summarizes information about outstanding and exercisable options at June 30, 2020 (in thousands, except years and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.60 – 2.60	1,815	9.34	$2.60	—	$—
$2.96 – 4.01	764	7.78	3.60	326	3.99
$4.10 – 4.10	2,543	8.42	4.10	1,007	4.10
$4.23 – 7.70	826	4.29	5.77	768	5.82
$8.01 – 8.01	2	1.00	8.01	2	8.01
$8.89 – 8.89	6	0.83	8.89	6	8.89
Total Outstanding	5,956	8.04	$3.82	2,109	$4.73

Restricted Stock

The following table summarizes the activity of RSUs, PSUs and MSUs (in thousands, except fair value per share):

Unvested Restricted Stock	Restricted Stock Units	Performance Stock Units	Market Stock Units	Total Number of Shares Underlying Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2017	3,884	10	1,333	5,227	$5.75
Granted	1,529	53	654	2,236	4.40
Vested	(1,167)	—	—	(1,167)	6.24
Cancelled/Forfeited	(546)	—	(590)	(1,136)	5.87
Unvested at June 30, 2018	3,700	63	1,397	5,160	5.03
Granted	1,386	—	—	1,386	3.68
Vested	(1,481)	(10)	—	(1,491)	5.44
Cancelled/Forfeited	(521)	(53)	(756)	(1,330)	5.10
Unvested at June 30, 2019	3,084	—	641	3,725	4.34
Granted	2,009	419	—	2,428	2.74
Vested	(1,579)	—	—	(1,579)	4.62
Cancelled/Forfeited	(343)		(470)	(813)	3.96
Unvested at June 30, 2020	3,171	419	171	3,761	$4.34

As of June 30, 2020, there was approximately $8.7 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted average period of 1.76 years.

Restricted Stock Units

The Company recognized $4.9 million, $7.2 million and $7.8 million of share‑based compensation expense, net of estimated forfeitures, related to RSUs during the years ended June 30, 2020, 2019 and 2018. The weighted average grant date fair value per share of RSUs was $2.74, $3.68 and $4.57 for the years ended June 30, 2020, 2019 and 2018, respectively. The aggregate fair market value of RSUs that vested during the year ended June 30, 2020 was $4.7 million.

Performance Stock Units

The Compensation Committee approved the grant of 419,000, zero and 53,000 PSUs to select employees of the Company in the years ended June 30, 2020, 2019 and 2018, respectively. Of these PSUs, 10,000 were vested in the year ended June 30, 2019 due to the achievement of the requisite performance targets. No PSUs vested in the years ended June 30, 2020 and June 30, 2018. There was no cancellations of PSUs during the year ended June 30, 2020 and for the years ended June 30, 2019 and 2018, 53,000 and no PSUs were cancelled, respectively.

The Company recognized no expense or benefit, a benefit of $0.1 million, and an expense of $0.1 million, of share‑based compensation expense, net of estimated forfeitures, related to PSUs during the years ended June 30, 2020, 2019, and 2018, respectively.

Market Stock Units

The Compensation Committee approved the performance equity program, referred to as the market stock unit program, or MSU program, in October 2012. The Company’s MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company’s total stockholder return match or exceed that of the Russell 2000. Based on a sliding scale of how much the Company’s total stockholder return outperforms the Russell 2000 benchmark, the participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods. The Company uses a Monte‑Carlo simulation to calculate the fair value of the award on the grant date. The Compensation Committee approved the grant of 0.6 million MSUs to select employees of the Company in the year ended June 30, 2018 and none were granted for the years ended June 30, 2020 and 2019. Of these MSUs, no shares vested in the years ending June 30, 2020, 2019 and 2018, respectively, due to the non-achievement of the requisite performance target against the Russell 2000 index while 0.5 million, 0.8 million and 0.6 million MSUs were cancelled in the years ended June 30, 2020, 2019 and 2018, respectively.

The Company recognized $0.2 million, $1.0 million and $2.6 million of share‑based compensation expense, net of estimated forfeitures, related to MSUs during the years ended June 30, 2020, 2019 and 2018, respectively. There were no MSUs granted during the years ended June 30, 2020 and 2019. The weighted average grant date fair value per share of MSUs was zero, and $4.11 for the years ended June 30, 2019 and 2018, respectively. As of June 30, 2020, there was approximately $0.1 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs.

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

The Company estimates the fair value of ESPP shares at the date of grant using the Black‑Scholes option pricing model. The weighted average assumptions were as follows:

Years Ended June 30,
	2020	2019	2018
Risk–free interest rate	0.17% - 1.60%	2.11% - 2.72%	1.07% –2.28%
Dividend yield	—%	—%	—%
Expected term	0.5 - 1.0	0.5 - 1.0	0.5 – 1.0
Expected volatility	45.46% - 75.21%	30.9% - 60.0%	31.3% – 51.1%

The risk‑free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period; expected volatility was based on the historical volatility of the Company’s common stock; and the expected term was based upon the offering period of the ESPP. For the years ended June 30, 2020, 2019 and 2018, the Company recognized $1.1 million, $1.1 million and $1.2 million, respectively, of compensation expense related to its ESPP.

The Company issued 1.1 million, 0.9 million and 0.9 million shares under the ESPP during fiscal 2020, 2019 and 2018, respectively, at a weighted average price per share of $2.16, $3.31 and $3.62, respectively. As of June 30, 2020, total unrecognized compensation cost related to the ESPP plan was $0.6 million, which the Company expects to recognize over a weighted average period of 0.5 years.

Note 13. Joint Venture

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

In exchange for the 49% equity interest in the JV, the Company, through Accuray Asia, made in-kind capital contributions consisting of two full radiation oncology systems from the Company’s inventory in the quarter ended December 31, 2019. The investment is reported as an Investment in joint venture on the Company’s consolidated balance sheets. The Company recognized a gain of $13.0 million related to the value of the capital contribution to the JV. This gain was recorded as non-operating, other income in the three months ended December 31, 2019.

The Company is applying the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of each reporting period. The Company eliminated $1.8 million of such intra-entity profit from system sales executed during the year ended June 30, 2020 as the transfer of control to the final end user for these systems did not occur before the end of period. The Company recognizes the 49% proportionate share of the JV income or loss on a one-quarter lag due to the timing of the availability of the JV’s financial records. The Company’s consolidated accumulated deficit includes $0.1 million of accumulated losses related to our equity method investment.

As of June 30, 2020, the Company had a carrying value of $13.9 million in the JV and owned a 49% interest in the entity. The Company’s proportional share of the underlying equity in net assets of the JV was approximately $10.9 million. The difference represents equity method goodwill. The carrying value of the Company’s investment in the JV was decreased by $1.8 million of intra-entity profit which is not considered in goodwill assessment. The difference of $3.0 million increased by $1.8 million of eliminated profit constitutes equity method goodwill of $4.8 million which is subject to impairment analysis. No impairment was identified as of June 30, 2020.

Note 14. Income Taxes

Income (loss) before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2020	2019	2018
Domestic	$(1,811)	$(23,799)	$(30,747)
Foreign	7,501	9,455	7,726
Total worldwide	$5,690	$(14,344)	$(23,021)

The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	15	32	63
Foreign	1,495	2,140	785
Total current	$1,510	$2,172	$848
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	353	(86)	30
Total deferred	353	(86)	30
Total provision for income taxes	$1,863	$2,086	$878

Income tax payable was $0.8 million, $1.6 million and $1.1 million at June 30, 2020, 2019 and 2018, respectively. A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2020	2019	2018
U.S. federal taxes (benefit):
At federal statutory rate	$1,195	$(3,012)	$(6,446)
State tax, net of federal benefit	15	32	63
Share-based compensation expense	810	1,128	1,712
Debt extinguishment	—	—	967
Other non-deductible permanent items	418	486	702
R&D credits	(635)	(877)	(142)
Foreign taxes	273	(38)	(1,295)
Other	(69)	58	(228)
Transition Tax	—	—	3,348
Tax Cuts and Jobs Act	—	—	54,072
Global Intangible Low-Taxed Income	1,185	1,924	—
Change in valuation allowance	(1,329)	2,385	(51,875)
Total	$1,863	$2,086	$878

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	June 30,
	2020	2019
Deferred tax assets:
Federal and state net operating losses	$75,615	$77,228
Accrued expenses and reserves	4,972	7,497
Lease liability	5,366	—
Deferred revenue	5,038	2,897
R&D Credits	22,843	22,108
Share-based compensation expense	1,337	1,327
Capitalized research and development	2,683	3,343
Unicap	2,105	1,953
Fixed assets/intangibles	1,199	1,323
Section 163(j) interest	1,823	1,857
Other	1,290	1,582
Total deferred tax assets	124,271	121,115
Deferred tax liabilities:
Contract acquisition costs	(977)	(1,146)
Right of use assets	(4,508)	—
Total deferred tax liabilities	(5,485)	(1,146)
Valuation allowance	(118,300)	(119,125)
Net deferred tax assets	$486	$844

As of June 30, 2020, the Company had approximately $322.1 million and $139.1 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2021 for state purposes.

In addition, as of June 30, 2020, the Company had federal and state research and development tax credits of approximately $22.0 million and $20.4 million, respectively. If not utilized, the federal research credits will begin to expire in 2021, the California research credits have no expiration date, and the other state research credits will begin to expire in 2021.

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

In December 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law which significantly amends the Internal Revenue Code of 1986, among other things reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated. The Tax Act did not impact the Company's financial statements due to the Company's historical U.S. losses.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. The provisions of the CARES Act did not have a material impact on the Company’s effective tax rate and consolidated financial statements given the Company's full valuation allowance against its net U.S. deferred tax assets.

Beginning fiscal year 2019, for U.S. federal tax purposes certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount has been absorbed by net operating losses. The Company has made a policy decision to record GILTI tax as a current-period expense when incurred.

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

The Company continues to permanently re-invest its $45.2 million undistributed earnings of its foreign subsidiaries outside the U.S. Future repatriation of the Company's foreign earnings are subject to income tax withholdings. Any potential deferred tax liability would net with the Company’s valuation allowance.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2020	2019	2018
Balance at beginning of year	$16,280	$15,299	$15,819
Tax positions related to current year:
Additions	954	934	823
Tax positions related to prior years:
Additions	286	580	—
Reductions	(524)	(533)	(1,343)
Balance at end of year	$16,996	$16,280	$15,299

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions with respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior year’s tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates that except for $0.01 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2020, the amount of gross unrecognized tax benefits was $17.0 million of which $16.8 million would not affect income tax expense before consideration of any valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2020 and 2019, the Company had approximately $0.01 million and $0.06 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the United States federal, various states and foreign jurisdictions. Due to tax attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 2000 and forward. The statutes of limitation with respect to the foreign jurisdictions where the Company files income tax returns vary from jurisdiction to jurisdiction and range from 3 to 10 years, and the material foreign jurisdictions are France, Switzerland, and Japan.

The Company is also subject to examination of its income tax returns by the Internal Revenue Service (IRS) and other foreign tax authorities, and in some cases the Company has received additional tax assessments which have not been significant.

Note 15. Employee Benefit Plan

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax‑deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2.0 million, $2.1 million and $2.2 million to the 401(k) Plan during the years ended June 30, 2020, 2019 and 2018, respectively.

Note 16. Defined Benefit Pension Obligation

The Company has established a defined benefit pension plan for its employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year‑end measurement date for this plan. The unfunded liability of $4.5 million was recognized in long‑term other liabilities in the accompanying balance sheet as of June 30, 2020. Actuarial gain of $0.6 million was recognized in other comprehensive loss in fiscal 2020.

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension plan (in thousands):

	June 30,
	2020	2019
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$17,577	$14,254
Service cost	2,003	1,865
Interest cost	62	128
Plan participants’ contributions	2,886	1,818
Plan amendment	975	—
Actuarial (gain)/loss	(615)	742
Foreign currency changes	545	250
Benefit and expense payments	(5,007)	(1,480)
Benefit obligation—end of fiscal year	$18,426	$17,577
Change in plan assets:
Plan assets—beginning of fiscal year	$14,228	$12,192
Employer contributions	1,327	1,373
Actual return on plan assets	112	122
Plan participants’ contributions	2,885	1,818
Foreign currency changes	413	203
Benefit and expense payments	(5,007)	(1,480)
Plan assets—end of fiscal year	$13,958	$14,228
Funded status	$(4,468)	$(3,349)
Amounts recognized within the consolidated balance sheets:
Assets	$—	$—
Long-term other liabilities	(4,468)	(3,349)
Net amount recognized	$(4,468)	$(3,349)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plan (in thousands):

	June 30,
	2020	2019
Net loss	$(1,000)	$(144)
Total recognized in other comprehensive income (loss)	(236)	(856)
Accumulated other comprehensive loss	$(1,236)	$(1,000)

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this defined benefit pension plan where accumulated benefit obligation exceeded the fair value of plan assets (in thousands):

	June 30,
	2020	2019
Projected benefit obligation	$18,426	$17,577
Accumulated benefit obligation	$16,175	$15,506
Fair value of plan assets	$13,958	$14,228

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive loss, before tax, related to the Company’s defined benefit pension plan (in thousands):

	Year ended June 30,
	2020	2019	2018
Net Periodic Benefit Costs:
Service cost	$2,003	$1,865	$1,887
Interest cost	62	128	97
Expected returns on assets	(151)	(170)	(156)
Amortization of prior service cost	(2)	(55)	(44)
Amortization of net loss	—	—	11
Settlement charges	178	—	—
Net periodic benefit costs	2,090	1,768	1,795
Other Amounts Recognized in Other Comprehensive Loss:
Net (gain) loss arising during the year	(593)	801	(901)
Prior service cost	2	—	(105)
Amortization of prior service cost	1,005	55	44
Amortization of net gain	—	—	(11)
Effect of settlement	(178)
Total recognized in other comprehensive (gain) loss	236	856	(973)
Total recognized in net periodic benefit costs and other comprehensive loss	$2,326	$2,624	$822

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2021 related to the Company’s defined benefit pension plan are as follows (in thousands):

2021
Net loss	$852
Prior service credit	506
Accumulated other comprehensive loss	$1,358

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long‑term return on assets for the Company’s defined benefit pension plan were as follows:

	Fiscal Years
	2020	2019	2018
Net Periodic Benefit Costs:
Discount rate	0.25%	0.45%	0.90%
Rate of compensation increase	1.50%	1.50%	1.50%
Expected long-term return on assets	1.00%	1.20%	1.40%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plan were as follows:

	June 30,
	2020	2019
Benefit Obligation:
Discount rate	0.25%	0.45%
Rate of compensation increase	1.50%	1.50%

Estimated Contributions and Future Benefit Payments

The Company made contributions of approximately $1.3 million, $1.4 million and $1.3 million to the defined benefit pension plan during fiscal years 2020, 2019 and 2018 respectively. The Company expects total contributions to the defined benefit pension plan for fiscal year 2021 will be approximately $1.1 million.

Estimated future benefit payments expected to be paid by the defined benefit pension plan at June 30, 2020 are as follows (in thousands):

Year Ending June 30,	Future Benefits
2021	$2,344
2022	816
2023	746
2024	688
2025	763
Thereafter	3,189
Total	$8,546

Plan Assets

The plan assets are invested in insurance contracts with Copré Collective Foundation based in Lausanne, Switzerland and Swiss Life Foundation BVG (BVG) insurance company based in Zurich, Switzerland at the end of fiscal year 2020 and 2019, respectively. In fiscal 2020, the risks of death and disability are reinsured with Zurich Life Insurance. The Copré Foundation for Occupational Benefits defines and is responsible for the asset strategy and invests the plan assets for the Company. In 2020, the guaranteed interest rate for mandatory retirement savings is 1.00%. The technical administration and management of the savings account are guaranteed by the Copré Foundation for Occupational Benefits. Insurance benefits due are paid directly to the entitled persons by the Copré Foundation for Occupational Benefits. Accuray International Sàrl has committed itself to pay the annual contributions and costs due under the pension fund regulations.

The contract of affiliation between the Company and the Copré Collective Foundation can be terminated by either side. In the event of a termination, recipients of retirement and survivors’ benefits would remain with the collective foundation. The Company commits itself to transfer its active insured members and recipients of disability benefits to the new employee benefits institution, thus releasing the Copré Collective Foundation from all obligations.

Note 17. Segment Disclosure

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2020	2019	2018
Americas	$128,562	$135,683	$145,689
Europe, Middle East, India and Africa	119,989	149,095	120,032
Asia Pacific (excluding Japan and India)	61,689	63,793	72,925
Japan	72,688	70,214	66,251
Total	$382,928	$418,785	$404,897

Information regarding geographic areas in which the Company has long‑lived tangible assets is as follows (in thousands):

	June 30, 2020	June 30, 2019
Americas	$12,807	$13,853
Europe, Middle East, India and Africa	373	575
Asia Pacific (excluding Japan and India)	986	1,419
Japan	1,183	1,275
Total	$15,349	$17,122

Note 18. Restructuring Charges

On May 27, 2020, the Company informed affected employees of a cost saving initiative designed to reduce operating costs through the elimination of approximately 3 percent of its global workforce. These restructuring charges of $1.1 million were recorded in cost of goods sold and operating expenses in the consolidated statements of operations, of which $0.5 million was paid during fiscal 2020 and $0.6 million is accrued in the consolidated balance sheet as of June 30, 2020.

In October 2018, the Company informed affected employees of a cost savings initiative designed to reduce operating costs through the elimination of approximately 5 percent of its global workforce. These restructuring charges of $1.5 million were recorded in cost of goods sold and operating expenses in the consolidated statements of operations, of which $1.0 million was paid during fiscal 2019 and $0.5 million is accrued in the consolidated balance sheet as of June 30, 2019, the remainder was paid in fiscal year 2020.

The Company incurred no restructuring charges for the year ended June 30, 2018.

Note 19. Subsequent Events

On July 3, 2020 the Company further amended the Amended Credit Agreement and Term Loan Agreement which, among other things modified certain financial covenants related to the Fixed Charge Coverage Ratio, minimum consolidated Net Revenue and minimum consolidated cash balance. Other significant terms remained unchanged. In addition, the Company agreed to prepay $10.0 million in principal with respect to the Term Loan as well as an amendment fee of $0.5 million, both of which were paid on July 3, 2020.

Note 20. Quarterly Financial Data (unaudited)

The following table provides the selected quarterly financial data for fiscal 2020 and 2019 (in thousands, except net income (loss) per share amounts:

	Quarters ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Net revenue	$89,577	$98,826	$99,548	$94,977
Gross profit	$32,943	$37,900	$39,133	$39,745
Net Income (loss)	$(9,356)	$10,710	$2,625	$(152)
Net income (loss) per share - basic	$(0.11)	$0.12	$0.03	$(0.00)
Net income (loss) per share - diluted	$(0.11)	$0.12	$0.03	$(0.00)
Weighted average common shares used in computing net income (loss) per share:
Basic	88,772	89,517	90,476	90,748
Diluted	88,772	90,279	90,855	90,748

	Quarters ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Net revenue	$95,829	$102,318	$103,221	$117,417
Gross profit	$37,879	$38,380	$40,466	$45,926
Net income loss	$(9,206)	$(4,640)	$(1,184)	$(1,400)
Net loss per share—basic and diluted	$(0.11)	$(0.05)	$(0.01)	$(0.02)
Shares used in basic and diluted per share calculation	86,479	87,237	87,962	88,202

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act) as of June 30, 2020.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

(c)	Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  OTHER INFORMATION

On August 13, 2020, the Company issued an earnings release reporting our financial and operating results for the fourth quarter and full year ended June 30, 2020, which earnings release was furnished to the SEC as Exhibit 99.1 to our Current Report on Form 8-K. The earnings released reported net income of $3.2 million for the full year and a loss of $823 thousand for the fourth quarter ended June 30, 2020. Subsequent to August 13, 2020, the Company received a $1 million payment from a customer whose accounts receivable were fully reserved as of June 30, 2020. This event impacted the assessment of allowance for doubtful accounts made at the time of the earnings release and management decided to reverse an equivalent amount of allowance previously provided at June 30, 2020. Separately, management found other de minimis adjustments which increased cost of goods sold and general and administrative expenses by $151 thousand and $178 thousand, respectively, for the full year and the fourth quarter ended June 30, 2020. The total impact of adjustments increased the net income reported in the earnings release from $3.2 million to $3.8 million for the full year ended June 30, 2020 and decreased the loss from $823 thousand to $152 thousands for the fourth quarter ended June 30, 2020. The reduction in allowance for doubtful accounts also increased the Company’s accounts receivable balance as of June 30, 2020 by $1 million. We do not believe any of the impacts discussed are material to our financial statements or operating results furnished in the earnings release.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2020, and our report dated August 25, 2020 expressed an unqualified opinion on those financial statements.

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

August 25, 2020

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information in our 2020 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal One—Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

In addition, the information in our 2020 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading “Corporate Governance and Board of Directors Matters” is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

The information in our 2020 Proxy Statement appearing under the headings “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Non‑Employee Directors” and “Corporate Governance and Board of Directors Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2020 Proxy Statement appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2020 Proxy Statement appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and Board of Directors Matters—Director Independence” is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our 2020 Proxy Statement appearing under the headings “Proposal Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non‑Audit Services” and “Proposal Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre‑Approval Policies and Procedures” is incorporated herein by reference.

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

3	Exhibits

The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	8‑K	001‑33301	3.1	02/06/2013
3.2	Amended and Restated Bylaws of Registrant.	ARAY	8‑K	001‑33301	3.1	03/23/2015
4.1	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of February 13, 2013.	ARAY	10‑Q	001‑33301	4.1	05/09/2013
4.2	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of April 24, 2014.	ARAY	8‑K	001‑33301	4.1	04/25/2014
4.3	Indenture between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of August 7, 2017.	ARAY	8-K	001-33301	4.1	08/08/2017
4.4	Form of Common Stock Certificate.	ARAY	S‑1/A	333‑138622	4.3	02/05/2007
4.5	Form of 3.75% Convertible Senior Note due 2022 (included in Exhibit 4.3).	ARAY	8-K	001-33301	4.1	08/08/2017
4.6	First Supplemental Indenture, dated as of December 4, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	ARAY	8-K	001-33301	4.1	12/04/2017
10.1	Industrial Complex Lease by and between Registrant and MP Caribbean, Inc., dated July 9, 2003, as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S‑1	333‑138622	10.1	11/13/2006
10.2	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10‑K	001‑33301	10.1(a)	09/04/2007
10.3	Fourth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated September 18, 2007.	ARAY	10‑Q	001‑33301	10.3	02/04/2010
10.4	Fifth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated April 1, 2008.	ARAY	10‑Q	001‑33301	10.4	02/04/2010
10.5	Sixth Amendment to Industrial Complex Lease by and between the Registrant and I & G Caribbean, Inc., dated December 18, 2009.	ARAY	10‑Q	001‑33301	10.5	02/04/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.6	Seventh Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated June 20, 2014.	ARAY	8‑K	001‑33301	10.1	06/24/2014
10.7	Eighth Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated October 31, 2014.	ARAY	10‑Q	011‑33301	10.1	02/06/2015
10.8	Ninth Amendment to Lease by and between Google LLC and Accuray Incorporated, dated March 4, 2019.	ARAY	10‑Q	011‑33301	10.1	05/09/2019
10.9	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S‑1	333‑138622	10.4	11/13/2006
10.10*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10‑K	001‑33301	10.8	09/19/2011
10.11*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	ARAY	8‑K	001‑33301	99.2	09/02/2014
10.12*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	ARAY	8‑K	001‑33301	99.1	09/02/2014
10.13*	Form of Stock Option Grant Notice and Stock Option Agreement.	ARAY	8‑K	001‑33301	99.3	11/23/2011
10.14*	Form of Market Stock Unit Grant Notice and Award Agreement.	ARAY	8‑K	001‑33301	99.1	10/17/2012
10.15*	Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan.	ARAY	DEF14A	001‑33301	Appendix A	10/04/2018
10.16*	Forms of Award Agreements under the Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan.						X
10.17*	Amended and Restated 2007 Employee Stock Purchase Plan	ARAY	DEF14A	001‑33301	Appendix B	10/04/2018
10.18*	Accuray Incorporated Performance Bonus Plan, as amended on September 22, 2016.	ARAY	DEF14A	001‑33301	Appendix C	10/07/2016
10.19*	Accuray Incorporated Company Bonus Plan.	ARAY	10‑Q	001‑33301	10.6	11/06/2018
10.20*	Stand-Alone Inducement Restricted Stock Unit Agreement between Registrant and Shigeyuki Hamamatsu, effective September 29, 2017.	ARAY	S-8	333-220698	99.1	09/28/2017
10.21*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Patrick Spine.	ARAY	S-8	333-224547	99.1	04/30/2018
10.22*	Form of Accuray Incorporated Stand-Alone Inducement Performance Unit Agreement for Patrick Spine.	ARAY	S-8	333-224547	99.2	04/30/2018
10.23*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Patrick Spine.	ARAY	S-8	333-224547	99.3	04/30/2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.24*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Suzanne Winter.	ARAY	S-8	333-234412	99.1	10/31/2019
10.25*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Suzane Winter.	ARAY	S-8	333-234412	99.2	10/31/2019
10.26*	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.1	06/17/2011
10.27*	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.2	06/17/2011
10.28*	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.3	06/17/2011
10.29*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10‑Q	001‑33301	10.7	05/10/2011
10.30	Development and OEM Supply Agreement by and between TomoTherapy Incorporated and Analogic Corporation, dated January 27, 2003.	TOMO	S‑1/A	333‑140600	10.11	04/16/2007
10.30*	Amended and Restated Renewal Executive Employment Agreement by and between the Registrant and Joshua H. Levine, dated January 1, 2020.	ARAY	10‑Q	001‑33301	10.1	05/08/2020
10.31*	Amended and Restated Renewal Executive Employment Agreement by and between Registrant and Andrew J. Kirkpatrick, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.6	02/05/2018
10.32*	Amended and Restated Executive Employment Agreement by and between Accuray International Sàrl and Lionel Hadjadjeba, dated January 1, 2018.	ARAY	10‑Q	001‑33301	10.5	02/05/2018
10.33*	Separation Agreement and General Release by and between Lionel Hadjadjeba and Accuray International Sàrl, a subsidiary of Registrant, dated August 16, 2019.	ARAY	10-K	001-33301	10.53	08/23/2019
10.34*	Executive Employment Agreement by and between Registrant and Shigeyuki Hamamatsu, dated January 1, 2020.	ARAY	10-Q	001-33301	10.2	05/08/2020
10.35*	Change in Control Agreement between Registrant and Shigeyuki Hamamatsu, dated September 21, 2017.	ARAY	10-Q	001-33301	10.4	11/03/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.36*	Executive Employment Agreement by and Between Registrant and Patrick Spine, dated January 1, 2020.	ARAY	10-Q	001-33301	10.4	05/08/2020
10.37*	Executive Employment Agreement by and Between Registrant and Jesse Chew, dated January 1, 2020.	ARAY	10-Q	001-33301	10.5	05/08/2020
10.38*	Executive Employment Agreement by and Between Registrant and Suzanne Winter, dated January 1, 2020.	ARAY	10-Q	001-33301	10.3	05/08/2020
10.39‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other lenders from time to time parties thereto, dated June 14, 2017.	ARAY	10-K	001-33301	10.37	08/25/2017
10.40	Form of Exchange/Repurchase Agreement between Registrant and each signatory thereto, dated July 27, 2017.	ARAY	8-K	001-33301	10.1	07/28/2017
10.41	Form of Subscription Agreement between Registrant and each signatory thereto, dated July 27, 2017.	ARAY	8-K	001-33301	10.2	07/28/2017
10.42‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017.	ARAY	10-Q	001-33301	10.1	02/05/2018
10.43‡	Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017.	ARAY	10-Q	001-33301	10.2	02/05/2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10.44‡	Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.	ARAY	10-K	001-33301	10.47	08/24/2018
10.45‡	Amendment No. 2 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.	ARAY	10-K	001-33301	10.48	08/24/2018
10.46	Amendment No. 2 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated December 28, 2018.	ARAY	10-Q	001-33301	10.6	02/08/2019
10.47	Amendment No. 3 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding X Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated December 28, 2018.	ARAY	10-Q	001-33301	10.7	02/08/2019
10.48†

Amendment No. 3 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated May 30, 2019.

		ARAY	10-K	001-33301	10.51†	8/23/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
10. 49†

Amendment No. 4 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated May 30, 2019.

		ARAY	10-K	001-33301	10. 52†	8/23/2019
10. 50†	Amendment No. 4 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated August 30, 2019.	ARAY	10-Q	001-33301	10.1	11/06/2019
10. 51†	Amendment No. 5 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated August 30, 2019.	ARAY	10-Q	001-33301	10.2	11/06/2019
10.52†

Amendment No. 5 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 3, 2020.

							X
10.53†

Amendment No. 6 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 3, 2020.

							X
21.1	List of subsidiaries.						X
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10‑K).						X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.						X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.						X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.						X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document						X
101.SCH	Inline XBRL Taxonomy Extension Schema						X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase						X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase						X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase						X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase						X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to portions of this exhibit.
†	Certain portions of this exhibit have been omitted because they are both not material and would be competitively harmful if publicly disclosed.

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

Item 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sunnyvale, State of California, on the 25th day of August 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ Joshua H. Levine Joshua H. Levine	President and Chief Executive Officer and Director (Principal Executive Officer)	August 25, 2020

/s/ Shig Hamamatsu Shig Hamamatsu	Chief Financial Officer (Principal and Accounting Financial Officer)	August 25, 2020

/s/ Louis J. Lavigne Louis J. Lavigne, Jr.	Chairperson of the Board and Director	August 25, 2020

/s/ Elizabeth Dávila Elizabeth Dávila	Director	August 25, 2020

/s/ Jack Goldstein, Ph.D. Jack Goldstein, Ph.D.	Director	August 25, 2020

/s/ Beverly A. Huss Beverly A. Huss	Director	August 25, 2020

/s/ Richard R. Pettingill Richard R. Pettingill	Director	August 25, 2020

/s/ Anne B. Le Grand	Director	August 25, 2020
Anne B. Le Grand

/s/ Joseph E. Whitters Joseph E. Whitters	Director	August 25, 2020

/s/ James M. Hindman James M. Hindman	Director	August 25, 2020