Form 10-Q
period 2020-09-30
ACCURAY INC
filed 2020-11-04
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, there were 91,273,683 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

+

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi‑Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS®, InCise™, Iris™, M6™ Series, OIS Connect™, PreciseART®, PreciseRTX®, Treatment Planning System™, QuickPlan®, TomoDirect™, TomoEdge™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, Tomo Quality Assurance™, Radixact®, Onrad ™, S7™, StatRT™, and VoLO™.

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$89,955	$107,577
Restricted cash	5,531	997
Accounts receivable, net of allowance for doubtful accounts of $596 and $1,268 as of September 30, 2020 and June 30, 2020, respectively (a)	75,034	90,599
Inventories, net	141,017	134,374
Prepaid expenses and other current assets	18,139	21,227
Deferred cost of revenue	2,800	2,712
Total current assets	332,476	357,486
Property and equipment, net	14,540	15,349
Investment in joint venture	15,591	13,929
Operating lease right-of-use assets, net	27,377	28,647
Goodwill	57,834	57,717
Intangible assets, net	606	663
Restricted cash	1,315	1,337
Other assets	14,971	15,799
Total assets	$464,710	$490,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,841	$23,126
Accrued compensation	19,618	17,963
Operating lease liabilities, current	8,381	8,224
Other accrued liabilities	19,047	27,180
Customer advances	16,712	22,571
Deferred revenue	81,344	83,207
Short-term debt	6,162	—
Total current liabilities	169,105	182,271
Long-term liabilities:
Operating lease liabilities, non-current	22,588	24,173
Long-term other liabilities	7,644	7,416
Deferred revenue	24,406	24,125
Long-term debt	173,527	189,307
Total liabilities	397,270	427,292
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of September 30, 2020 and June 30, 2020, respectively; issued and outstanding: 91,273,683 and 91,178,108 shares at September 30, 2020 and June 30, 2020, respectively	91	91
Additional paid-in-capital	547,651	545,741
Accumulated other comprehensive income (loss)	1,009	(484)
Accumulated deficit	(481,311)	(481,713)
Total stockholders' equity	67,440	63,635
Total liabilities and stockholders' equity	$464,710	$490,927

(a)	Includes accounts receivable from the China joint venture of $2,015 and $3,039 at September 30, 2020 and June 30, 2020, respectively. See Note 14.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2020	2019
Net revenue:
Products	$31,258	$37,605
Services	54,074	51,972
Total net revenue (a)	85,332	89,577
Cost of revenue:
Cost of products	18,426	21,570
Cost of services	31,503	35,064
Total cost of revenue (b)	49,929	56,634
Gross profit	35,403	32,943
Operating expenses:
Research and development	12,148	13,341
Selling and marketing	8,898	13,266
General and administrative	8,889	10,616
Total operating expenses	29,935	37,223
Income (loss) from operations	5,468	(4,280)
Loss on equity method investment, net	(28)	—
Other expense, net	(4,694)	(4,439)
Income (loss) before provision for income taxes	746	(8,719)
Provision for income taxes	344	637
Net income (loss)	$402	$(9,356)
Net income (loss) per share - basic	$0.00	$(0.11)
Net income (loss) per share - diluted	$0.00	$(0.11)
Weighted average common shares used in computing net income (loss) per share:
Basic	91,194	88,772
Diluted	91,681	88,772
Net income (loss)	$402	$(9,356)
Foreign currency translation adjustment	1,493	(1,018)
Comprehensive income (loss)	$1,895	$(10,374)

(a)	Includes sales to the China joint venture, an equity method investment of $4,951 and $3,817 for three months ended September 30, 2020 and 2019, respectively. See Note 14.
(b)	Includes cost of revenue from sales to the China joint venture, an equity method investment of $1,944 and $2,491 for the three months ended September 30, 2020 and 2019, respectively. See Note 14.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2020	91,178,108	$91	$545,741	$(484)	$(481,713)	$63,635
Issuance of restricted stock	95,575	—	—	—	—	-
Share-based compensation	—	—	1,910	—	—	1,910
Net income	—	—	—	—	402	402
Cumulative translation adjustment	—	—	—	1,493	—	1,493
Balance at September 30, 2020	91,273,683	$91	$547,651	$1,009	$(481,311)	$67,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2019	88,521,511	$89	$535,332	$(10)	$(485,540)	$49,871
Issuance of restricted stock	356,999	—	(207)	—	—	(207)
Share-based compensation	—	—	1,684	—	—	1,684
Net loss	—	—	—	—	(9,356)	(9,356)
Cumulative translation adjustment	—	—	—	(1,018)	—	(1,018)
Balance at September 30, 2019	88,878,510	$89	$536,809	$(1,028)	$(494,896)	$40,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$402	$(9,356)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,660	1,865
Share-based compensation	2,244	1,700
Amortization of debt issuance costs	357	329
Accretion of interest on debt	1,241	965
Change in (recovery of) allowance for doubtful accounts	(660)	22
Non-cash revenue transactions - Joint Venture	(1,365)	—
Provision for write-down of inventories	1,520	992
Loss on disposal of property and equipment	2	—
Loss on equity method investment	28
Deferral of equity method investment intra-entity profit on sales	(326)	—
Changes in assets and liabilities:
Accounts receivable	17,953	6,785
Inventories	(7,671)	(10,479)
Prepaid expenses and other assets	3,973	2,049
Deferred cost of revenue	(88)	(2)
Accounts payable	(5,202)	(5,704)
Operating lease liabilities, net	(157)	(82)
Accrued liabilities	(7,281)	(14,086)
Customer advances	(6,134)	(1,707)
Deferred revenues	(3,366)	2,088
Net cash used in operating activities	(2,870)	(24,621)
Cash flows from investing activities
Purchases of property and equipment	(569)	(1,267)
Net cash used in investing activities	(569)	(1,267)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	—	(207)
Proceeds from debt, net of costs	—	24,716
Paydown on term loan	(10,000)
Loan amendment cost	(500)
Borrowings (repayments) under Revolving Credit Facility, net	(659)	2,941
Net cash (used in) provided by financing activities	(11,159)	27,450
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,488	(1,852)
Net decrease in cash, cash equivalents and restricted cash	(13,110)	(290)
Cash, cash equivalents and restricted cash at beginning of period	109,911	88,178
Cash, cash equivalents and restricted cash at end of period	$96,801	$87,888

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2020.

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

The Company’s financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which the backlog converts to revenue in the near-term. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and into the first quarter of fiscal 2021 due to timing delays caused by the COVID-19 pandemic, which resulted in a decline in revenue for the same period. The Company expects that such delays in deliveries and installations will continue through fiscal 2021, which could continue to have a negative impact on revenue during such period. The Company has experienced disruptions in its sales and revenue cycle as well as increases in customer defaults, delays in payment and planned installations and service agreements as a result of the effect of the COVID-19 pandemic on the Company’s customers as well as restrictions imposed on travel. The Company also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations. While the Company has only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic deepen or worsen. As a result, the Company is carefully monitoring the pandemic and the resulting length and depth of the economic impact on our financial condition and results of operations. Given the uncertainty regarding the spread and resurgence of COVID-19 and how long the pandemic will last, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may also significantly affect the Company’s business.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. However, the Company is unable to predict with certainty the impact of the COVID-19 pandemic on its ability to maintain compliance with the debt covenants contained in the credit and security agreements related to its

Revolving Credit Facility and Term Loan (as such terms are defined in Note 10 below), including financial covenants regarding the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. The Company was in compliance with such covenants for the quarter ended September 30, 2020, as amended. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the applicable credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Key estimates and assumptions made by the Company relate to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of our equity method investment in the JV, valuation of inventories, share based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies. Actual results could differ materially from those estimates.

Significant Accounting Policies

Other than the policy adoption discussed below under Accounting Pronouncements Recently Adopted, there have been no changes in the Company’s significant accounting policies during the three months ended September 30, 2020 compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this update effective July 1, 2020 and the implementation of this update did not have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) to clarify revenue accounting for collaborative arrangements entered into with customers. The Company adopted this standard effective July 1, 2020. The adoption of this standard had no impact on our condensed consolidated financial statements and disclosure.

Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes and reduce the cost of accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning July 1, 2021 with early adoption permitted. The Company is evaluating the impact of adopting this standard to its consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued an update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact of the guidance and our options related to the practical expedients.

Note 3. Revenue

Contract Balances

The Company offers payment terms of more than one year for qualified customers and transactions in rare circumstances. At times, revenue recognition occurs before billing, resulting in an unbilled receivable, which represents a contract asset. The contract asset is a component of accounts receivable and other assets for the current and non-current portions, respectively.

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

Changes in the contract assets and contract liabilities are as follows:

	September 30, 2020	June 30, 2020
(Dollars in thousands)	Amount	Amount
Contract Assets:
Unbilled accounts receivable – current (1)	$12,093	$11,739
Interest receivable – current (2)	583	493
Long-term accounts receivable (3)	3,429	3,810
Interest receivable – non-current (3)	1,286	1,342
Contract Liabilities:
Customer advances	16,712	22,571
Deferred revenue – current	81,344	83,207
Deferred revenue – non-current	24,406	24,125

(1)	Included in accounts receivable on the Company’s consolidated balance sheet
(2)	Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet
(3)	Included in other assets on the Company’s consolidated balance sheet

During the quarter ended September 30, 2020, contract assets changed primarily due changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. Contract liabilities changed due to changes in the timing of recognition of revenue for system sales for which the warranty has not yet started and was deferred and due to changes in transaction price.

During the three months ended September 30, 2020 and 2019, the Company recognized revenues of $8.8 million, and $11.2 million, respectively, which were included in the deferred revenue balances at June 30, 2020 and 2019, respectively.

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

As of September 30, 2020, total remaining performance obligations amounted to $984.9 million. Of this total amount, $78.7 million related to long-term warranty and service, which is expected to be recognized over the remaining warranty period for systems that have been delivered. For systems that have been delivered but not yet installed, management estimates the timing of installation since warranty starts upon installation.

The following table represents the Company's remaining performance obligations related to long-term warranty and service as of September 30, 2020 and the estimated revenue expected to be recognized:

	Fiscal years of revenue recognition
(Dollars in thousands)	2021	2022	2023	Thereafter
Long-term warranty and service	$29,526	$25,530	$13,054	$10,550

For the remaining $906.2 million of performance obligations, the Company estimates 21% to 28% will be recognized in the next 12 months, and the remaining portion will be recognized in the 30 months thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. Based on historical cancellations, approximately 23% of the Company’s contracts may never result in revenue due to cancellation.

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

The balance of capitalized costs to obtain a contract was $7.4 million and $7.9 million as of September 30, 2020 and June 30, 2020, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. During the three months period ended September 30, 2020 and 2019, the Company recognized $0.7 million and $0.5 million, respectively in expense related to the amortization of the capitalized contract costs. Included in the amortization expense, the Company booked $0.1 million in impairment loss for each of the three month period ended September 30, 2020 and 2019, respectively.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $3.5 million and $3.8 million at September 30, 2020 and June 30, 2020, respectively, and are included in Other Assets in the unaudited condensed consolidated balance sheet. The Company evaluates the credit quality of an obligor at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. The Company performed an assessment of the allowance for credit losses and impairments related to its financing receivables as of September 30, 2020 and June 30, 2020. Based upon such assessment, the Company recorded an allowance for credit losses related to such financing receivables of $4.4 million at each of the periods ended September 30, 2020 and June 30, 2020, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	September 30, 2020	June 30, 2020
Gross	$13,042	$13,019
Residual value	—	—
Unearned income	(1,805)	(1,774)
Allowance for credit loss	(4,380)	(4,369)
Total, net	$6,857	$6,876
Reported as:
Current	$3,337	$3,084
Non-current	3,520	3,792
Total, net	$6,857	$6,876

Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Raw materials	$57,168	$48,037
Work-in-process	17,722	17,798
Finished goods	66,127	68,539
Inventories, net	$141,017	$134,374

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Furniture and fixtures	$1,869	$1,961
Computer and office equipment	10,486	10,896
Software	11,493	11,606
Leasehold improvements	26,082	26,206
Machinery and equipment	48,524	48,830
Construction in progress	800	623
	99,254	100,122
Less: Accumulated depreciation	(84,714)	(84,773)
Property and equipment, net	$14,540	$15,349

Depreciation expense related to property and equipment for the three months ended September 30, 2020 and 2019 was $1.6 million and $1.8 million, respectively.

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

The components of accumulated other comprehensive income (loss) in the equity section of the Company’s condensed consolidated balance sheet are as follows (in thousands):

	September 30, 2020	June 30, 2020
Cumulative foreign currency translation adjustment	$2,240	$752
Defined benefit pension obligation	(1,231)	(1,236)
Accumulated other comprehensive income (loss)	$1,009	$(484)

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

Operating lease costs for the three months ended September 30, 2020 were $2.4 million not including $0.1 million short-term operating lease costs.

For the three months ended September 30, 2020, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.4 million. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $0.2 million for the three months ended September 30, 2020.

Maturities of operating lease liabilities as of September 30, 2020 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2021 (remaining 9 months)	$7,171
2022	9,311
2023	8,676
2024	5,922
2025	3,032
Thereafter	—
Total operating lease payments	34,112
Less: imputed interest	(3,136)
Present value of operating lease liabilities	$30,976
Weighted average remaining lease term (in years)	3.88
Weighted average discount rate	5.28%

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Balance at the beginning of the period	$57,717	$57,770
Currency translation	117	(53)
Balance at the end of the period	$57,834	$57,717

In fiscal 2020, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. In addition, during the first quarter of fiscal year 2021, the Company reviewed for possible triggering events due to circumstances surrounding the COVID-19 pandemic and no impairment loss was recorded as a result of such review. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		September 30, 2020			June 30, 2020
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	2 - 7	$1,170	$(564)	$606	$1,170	$(507)	$663

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. During the quarter ending March 31, 2020, the Company purchased a patent license for $170 thousand with a useful life of two years. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of September 30, 2020 and June 30, 2020.

Amortization expense related to intangible assets for the three months ended September 30, 2020 and 2019 was $0.06 million and $0.04 million, respectively.

The estimated future amortization expense of acquired intangible assets as of September 30, 2020 is as follows (in thousands):

Year Ending June 30,	Amount
2021 (remaining 9 months)	$171
2022	185
2023	143
2024	107
$606

Note 7. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have a monthly maturity that mitigates the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. There were no outstanding foreign currency forward contracts at the end of September 30, 2020 and June 30, 2020.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2020	2019
Foreign currency exchange gain (loss) on foreign contracts	$(910)	$118
Foreign currency transactions gain (loss)	404	(538)

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

The Company had a cash balance of $90.0 million and $107.6 million at September 30, 2020 and June 30, 2020, respectively.

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

The following table summarizes the carrying value and estimated fair value of the Credit Facilities and the 3.75% Convertible Notes (in thousands):

	September 30, 2020		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$77,374	$73,746	$76,398	$65,272
Term Loan Facility	74,972	74,972	84,908	84,908
Revolving Credit Facility	27,343	27,343	28,001	28,001
Total	$179,689	$176,061	$189,307	$178,181

Note 9. Commitments and Contingencies

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company records a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. Currently, management believes the Company does not have any probable and reasonably estimable material losses related to any current legal proceedings and claims. Although occasional adverse decisions or settlements may occur, management does not believe that an adverse determination with respect to any of these claims would individually or in the aggregate materially and adversely affect the Company’s financial condition or operating results. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2020.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of September 30, 2020.

Guarantees

As of September 30, 2020 and June 30, 2020, the Company had various bank guarantees totaling approximately $1.3 million and $1.0 million, respectively, related to bidding processes with customers.

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of September 30, 2020, $85.0 million of aggregate principal amount was outstanding.

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

In May 2019, the Company amended the Amended Credit Agreement to, among other things, decrease the interest rate from 90-day LIBOR plus 4.50% to 90-day LIBOR plus 3.50% and extend the maturity date to May 30, 2024 and update the calculation of the deferred revolving loan origination fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on its consolidated balance sheet. The Amended Credit Agreement was further amended in August 2019 to, among other things, revise or add financial covenants, including the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. Other significant terms remain unchanged. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on its consolidated balance sheet.

In July 2020, the Company further amended the Amended Credit Agreement to which, among other things modified certain financial covenants related to the Fixed Charge Coverage Ratio, minimum consolidated Net Revenue and minimum consolidated cash balance. Other significant terms remain unchanged. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on its consolidated balance sheet.

The Company was in compliance with the covenants under the Amended Credit Agreement, as amended, as of September 30, 2020. As of September 30, 2020, approximately $27.3 million of aggregate principal amount was outstanding under the Revolving Credit Facility.

Term Loan

In December 2017, the Company entered into a credit and security agreement with a lender (the “Term Loan Agreement”). The Term Loan Agreement provides for an initial term loan of $40.0 million with an additional tranche of $20.0 million undrawn and available through December 31, 2018, if specified conditions are met (the “Term Loan”). In connection with the Amendment, the Company used a portion of the net proceeds from the initial advance to repay a portion of the outstanding borrowings under the Revolving Credit Facility. Interest on the Term Loan is payable monthly in arrears at an annual interest rate of 6.75% plus 90-day LIBOR. The Term Loan Agreement matures December 15, 2022 and, if prepaid, has fees equal to 3%, 2%, and 1% of the prepayment amount if such termination occurs within the first year, the second year, and the third year of funding, respectively. The term of the Term Loan is 60 months with interest only for the first 24 months followed by straight-line amortization of principal for the remaining months. In addition, the Company pays an annual administrative fee of 0.25% and is required to make a final payment of 4.0% of the Term Loan amount.

In December 2018, the Company drew an additional $5.0 million under the Term Loan Agreement and in connection therewith amended the Term Loan Agreement to, among other things, (i) extended the term loan second tranche commitment termination date for the remaining $15.0 million unfunded commitment from December 31, 2018 to June 30, 2019; (ii) provided that term loan second tranche may be drawn in two separate advances; and (iii) updated the calculation of the prepayment fee such that it is based on the amount of time elapsed from the effective date of the December 2018 amendment.

In May 2019, the Company amended the Term Loan Agreement to, among other things, increase the loan second tranche commitment by $0.5 million, extend the maturity date to May 30, 2024, decrease the annual interest rate from 6.75% plus 90-day LIBOR to 5.50% plus 90-day LIBOR, and modify the calculation of the prepayment fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. The Company accounted for the amendment as a modification of existing debt and recorded approximately $1.5 million of debt discount costs associated with the amendment against long-term debt on the consolidated balance sheets.

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

In July 2020, the Company further amended the Term Loan Agreement which, among other things modified certain financial covenants related to the Fixed Charge Coverage Ratio, minimum consolidated Net Revenue and minimum consolidated cash balance. Other significant terms remained unchanged. In addition, the Company agreed to prepay $10.0 million in principal with respect to the Term Loan. The Company accounted for the amendment as a modification of existing debt and, at the same time, the Company recorded approximately $0.5 million of debt amendment fee associated with the amendment.

As of September 30, 2020, approximately $79.9 million aggregate principal amount of the Term Loan was outstanding.

The following table presents the carrying value of the Revolving Credit Facility, the 3.75% Convertible Notes, and the Term Loan (together, the “Notes”) (in thousands):

As of September 30, 2020	Revolving Credit Facility (1)	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$27,343	$85,000	$79,948	$192,291
Unamortized debt costs	—	(1,713)	(785)	(2,498)
Unamortized debt discount	—	(5,913)	(4,191)	(10,104)
Net carrying amount	$27,343	$77,374	$74,972	$179,689
Reported as:
Short-term debt				$6,162
Long-term debt				173,527
Total debt				$179,689

(1)	Unamortized debt costs of $0.8 million recorded in other assets on the consolidated balance sheet.

June 30, 2020	Revolving Credit Facility	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$28,001	$85,000	$89,093	$202,094
Unamortized debt costs	—	(1,922)	(874)	(2,796)
Unamortized debt discount	—	(6,680)	(3,311)	(9,991)
Net carrying amount	$28,001	$76,398	$84,908	$189,307
Reported as:
Short-term debt				$—
Long-term debt				189,307
Total debt				$189,307

A summary of interest expense on the Notes and Credit Facilities is as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Interest expense related to contractual interest coupon	$2,785	$2,862
Interest expense related to amortization of debt discount	1,241	965
Interest expense related to amortization of debt issuance costs	357	329
	$4,383	$4,156

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended September 30,
	2020	2019
Cost of revenue	$261	$374
Research and development	407	372
Selling and marketing	339	(24)
General and administrative	1,237	978
	$2,244	$1,700

Note 12. Net Income (Loss) Per Common Share

The Company reports both basic and diluted loss per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Numerator:
Net income (loss)	$402	$(9,356)
Denominator:
Weighted average shares outstanding - basic	91,194	88,772
Dilutive effect of potential common shares	487	—
Weighted average shares outstanding - diluted	91,681	88,772
Basic net income (loss) per share	$0.00	$(0.11)
Diluted net income (loss) per share	$0.00	$(0.11)

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

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2020	2019
Stock options	5,913	4,772
RSUs, PSUs and MSUs	3,092	3,083
	9,005	7,855

3.75% Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes as of September 30, 2020, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net loss per common share table above.

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2020	2019
Americas	$29,388	$29,429
Europe, Middle East, India and Africa	28,583	31,600
Asia Pacific	15,208	14,067
Japan	12,153	14,481
Total	$85,332	$89,577

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	September 30,	June 30,
	2020	2020
Americas	$12,200	$12,807
Europe, Middle East, India and Africa	367	373
Asia Pacific	885	986
Japan	1,088	1,183
Total	$14,540	$15,349

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

In exchange for a 49% equity interest in the JV, the Company, through Accuray Asia, made in-kind capital contributions of two full radiation oncology systems from the Company’s inventory in the quarter ended December 31, 2019 and one system upgrade, which was not to be sold and only be used for training purposes, in the quarter ended September 30, 2020. The investments are reported as an Investment in joint venture on the Company’s consolidated balance sheets. During the quarter ended December 31, 2019, the Company recognized non-operating gain of $13.0 million related to the value of the capital contribution made during the quarter ended December 31, 2019 to the JV, which was recorded in other income. During the quarter ended September 30, 2020, the Company recognized non-cash revenue of $1.4 million with corresponding associated costs of $0.2 million recorded to costs of revenue related to the value of the capital contribution made during the quarter ended September 30, 2020.

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. The Company deferred $1.5 million and $1.8 million of intra-entity profit margin as of September 30, 2020 and June 30, 2020, respectively. During the three months ended September 30, 2020, the Company recognized $1.0 million of previously deferred intra-entity profit margin from system sales and recorded intra-entity profit margin deferral of $0.7 million from system sales executed during the period. The Company’s consolidated accumulated deficit includes $0.2 million of accumulated losses related to our equity method investment.

As of September 30, 2020, the Company had a carrying value of $15.6 million in the JV and owned a 49% interest in the entity. The Company’s proportional share of the underlying equity in net assets of the JV was approximately $12.3 million. The difference represents equity method goodwill. The carrying value of the Company’s investment in the JV was decreased by $1.5 million during the quarter ended September 30, 2020 as result of intra-entity profit that was not considered in the goodwill assessment. The difference between the carrying value of the JV and value of its underlying equity in net assets of the JV of $3.3 million increased by the $1.5 million of eliminated profit constitutes equity method goodwill of $4.8 million, which is subject to impairment analysis. No impairment was identified as of September 30, 2020.

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $0.3 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, primarily related to foreign taxes.

Starting in fiscal year 2019, certain income earned by controlling foreign corporations (“CFCs”) must be included in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses carryforward and is not expected to cause the Company to be in a U.S. taxable income position for fiscal year 2021.

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

The Company does not expect its gross unrecognized tax benefits of $17.0 million to change significantly over the next 12 months. In addition, these unrecognized tax benefits would not affect the Company’s income tax expense before consideration of any valuation allowance. Interest and penalties accrued on unrecognized tax benefits is recorded as a component of income tax expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2020 and results of operations for the three months ended September 30, 2020 and 2019 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the effectiveness of and improvements realized by the CyberKnife S7 System and other upgrades to the CyberKnife Systems, including the multi-leaf collimator, or InCise MLC, and the VOLO Optimizer software upgrade, and their impact on our business; our expectations regarding the effectiveness of and improvements realized by the Synchrony motion tracking and correction technology for the Radixact System and its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including the Radixact System; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; expectations regarding the strategy, regulatory process, timing, income, and impact of our China joint venture on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the COVID-19 pandemic on our financials and business, the business of our customers and suppliers as well as the economy; expectations regarding the timing of deliveries and revenue conversion related to the Class A user license awards in China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the amount of unrecognized tax amounts; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A as well as the risks detailed in Part I, Item 1A of our annual report on Form 10-K for fiscal year 2020, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

We believe the long-term success of the CyberKnife Systems is dependent on a number of factors including the following:

•	Continued adoption of our CyberKnife M6 Series Systems and CyberKnife S7 System;
•	Greater awareness among doctors and patients of the benefits of radiosurgery conducted with the CyberKnife Systems;
•	Continued evolution in clinical studies demonstrating the safety, efficacy and other benefits of using the CyberKnife Systems to treat tumors in various parts of the body;
•	Change in medical practice leading to utilization of stereotactic body radiosurgery more regularly as an alternative to surgery or other treatments;
•	Continued advances in our technology that improve the quality of treatments and ease of use of the CyberKnife Systems;
•	Receipt of regulatory approvals in various countries which are expected to improve access to radiosurgery with the CyberKnife Systems in such countries;
•	Medical insurance reimbursement policies that cover CyberKnife System treatments; and
•	Our ability to expand sales of CyberKnife Systems in countries throughout the world where we do not currently sell or have not historically sold a significant number of CyberKnife Systems.

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

Most recently, in early 2020, we commercially launched our Synchrony motion tracking and correction technology for the Radixact System. This feature adds intrafraction motion synchronization capabilities to the Radixact System, enabling real-time tracking, visualization and correction for tumor motion during treatment, with the goal of improving dose accuracy and treatment times as compared to conventional radiation therapy systems.

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

In October 2019, our systems were named in 50 out of 58 Class A user licenses awarded by the China National Health Commission in the first tranche of license awards released. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. Additionally, in October 2020, our systems were named in 24 out of 32 Class A user licenses awarded by the China National Health Commission in the second tranche of license awards released. The approximate system revenue value of Accuray systems subject to the 50 Class A user licenses awarded in October 2019 is estimated to be $115.0 million as of September 30, 2020. We are currently in the process of evaluating the impact on our future orders and revenue related to the Accuray systems subject to the additional 24 Class A user licenses awarded in October 2020. As a result of delays in the tender process and other uncertainties caused by the COVID-19 pandemic, we expect that revenue conversion from the first tranche of Class A user license awards is likely to commence in the second fiscal quarter and continue through the second half of fiscal 2021. Despite the challenges and uncertainties created by the recent COVID-19 pandemic in

China and around the world, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the pandemic does not affect the long-term demand for radiotherapy equipment in China.

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

In exchange for a 49% equity interest in the JV, we, through Accuray Asia, made in-kind capital contributions consisting of two full radiation oncology systems from our inventory in the quarter ended December 31, 2019 and one system upgrade in the quarter ended September 30, 2020. The investments are reported as an Investment in joint venture on our consolidated balance sheets. In December 31, 2019, we recognized non-operating gain of $13.0 million related to the value of the capital contribution made during the quarter ended December 31, 2019, to the JV recorded in other income. During the quarter ended September 30, 2020, we recognized non-cash revenue of $1.4 million and associated costs of $0.2 million recorded as cost of sales related to the value of the system upgrade capital contribution made during the quarter ended September 30, 2020. This upgrade will be used for training purposes with a useful life of 10 years.

We are applying the equity method of accounting to our ownership interest in the JV as we have the ability to exercise significant influence over the JV but lack a controlling financial interest and are not the primary beneficiary. We recognize revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. We deferred $1.5 million and $1.8 million of intra-entity profit margin as of September 30, 2020 and June 30, 2020, respectively. During the three months ended September 30, 2020, we recognized $1.0 million of previously deferred intra-entity profit margin from system sales and recorded intra-entity margin deferral of $0.7 million from system sales executed during the period. Our consolidated accumulated deficit includes $0.2 million of accumulated losses related to our equity method investment.

In July 2019, the JV broke ground on its facility based in Tianjin, China, expected to serve as headquarters and home of the sales organization and service operations. Also, in July 2019, the JV received the Radiation Safety License from the China Ministry of Environmental Protection. This license, along with the license to do business in China received in April 2019 and the Medical Device Operating Permit received in June 2019, enables the JV to sell and install our radiation therapy devices in China. As of September 30, 2020, the JV manufacturing facility construction is complete, with medical device approval process related to the manufacturing qualification and required testing is expected to finish in the first calendar quarter of 2021.

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

COVID-19 Pandemic

In fiscal year 2020, an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) was identified in December 2019 in China and has subsequently been recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely restricted the level of economic activity around the world. In response to this pandemic the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, which has resulted in the temporary or permanent closure of certain businesses, as well as advising or requiring individuals to limit or forego their time outside of their homes. While some businesses have been able to reopen, in some cases on a restricted basis, business activity remains at significantly lower levels than prior to the COVID-19 pandemic. The COVID-19 pandemic has adversely impacted our business operations as well as those of our customers and partners. In addition, across the healthcare industry, resources are being prioritized for the treatment and management of the pandemic and away from non-urgent or elective procedures. Some of our customers, which include hospitals, major academic medical centers, and other related entities, have incurred losses during the COVID-19 pandemic due to significantly reduced patient volume. The public health actions being undertaken to reduce the spread of the virus have created and may continue to create significant disruptions with respect to demand for our products and services; the operating procedures and workflow of our customers, particularly hospitals; our ability to continue to manufacture our products; and the reliability of our supply chain.

Our financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which our backlog converts to revenue in the near-term. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and the first quarter of 2021 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. We expect that such delays in deliveries and installations may continue through the end of fiscal 2021, which could have a negative impact on our revenue during such periods. As a result of timing delays caused by the COVID-19 pandemic, we have experienced disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. We have also experienced increases in customer defaults and delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. We have also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic deepen or worsen. As a result, we are carefully monitoring the pandemic and the resulting length and depth of the economic impact on our financial condition and results of operations, however, given the uncertainty regarding the spread and severity of the resurgence of COVID-19 and how long the pandemic will last, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue until the pandemic subsides and related public health measures are reduced or eliminated and may also significantly affect our business.

We intend to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, the extent to which our operations and financial condition are affected by COVID-19, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic (including the severity of the resurgence of COVID-19 or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate), new or additional actions taken to contain COVID-19 or address its impact and the timing of global recovery and economic normalization, among other uncertainties and other factors identified in “Risk Factors”, may result in delays or modifications to these plans and initiatives. Accordingly, management is carefully evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to the pandemic continues to unfold.

Backlog

The portion of the order that is recognized as other service revenue (for example, Post-Contract Customer Support (“PCS”), installation, training and professional services) is not included in reported backlog. As of September 30, 2020, backlog totaled $597.3 million, of which $1.4 million represented upgrades sold through service contracts. As of June 30, 2020, backlog totaled $602.7 million, of which $1.5 million represented upgrades sold through service contracts.

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

•

We have received a minimum deposit or a letter of credit or the sale is to a customer where a deposit is deemed not necessary or customary (i.e. sale to a government entity, a large hospital, group of hospitals or cancer care group that has sufficient credit, customers with trade-in of existing equipment, sales via tender awards, or indirect channel sales that have signed contracts with end-customers);

•	The specific end customer site has been identified by the customer in the written contract or written amendment; and
•	Less than 2.5 years have passed since the contract met all the criteria above.

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems, including Radixact Systems, and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. The COVID-19 pandemic has adversely impacted the pace at which our backlog converts to revenue in the near-term and we expect this to continue. Although the depth and extent to which the COVID-19 pandemic will impact individual markets could vary based on a number of factors, we could expect to see a higher than normal level of age-outs in the coming quarters as a result.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Gross orders	$50,528	$78,487
Net age-outs	(25,368)	(35,880)
Cancellations	(2,405)	(1,778)
Currency impacts and other	799	(1,848)
Net orders	$23,554	$38,981
Order backlog at the end of the period	$597,276	$495,029

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders decreased by $28.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to the impact of COVID-19 on our business. This was a result of a decrease in new system order volume compared to the same prior year period, primarily related to a $25.2 million decrease in TomoTherapy System orders, a $2.2 million decrease in CyberKnife System orders, a decrease of $0.3 million in gross upgrades and a decrease of $0.3 million related to amendments and adjustments.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders decreased by $15.4 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, resulting from a decrease in gross orders of $28.0 million and an increase in cancellations of $0.6 million, offset by a decrease in net age-outs of $7.6 million, an increase in age-ins of $3.0 million as well as a $2.6 million favorable foreign currency exchange impact.

•

For the three months ended September 30, 2020 there were $28.3 million of age-outs and $3.0 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period. For the same period last fiscal year, we had $35.9 million of age-outs and no age-ins. Age-ins offset the gross amount of age-outs in a particular period.

•

There were $2.4 million of cancellations in the three months ended September 30, 2020 compared to $1.8 million of cancellations in the three months ended September 30, 2019, primarily due to the impact of COVID-19 on our business. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

Foreign currency impacts and other adjustments increased net orders by $0.8 million for the three months ended September 30, 2020 and decreased net orders by $1.8 for the three months ended September 30, 2019.

Results of Operations — Three months ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change
(Dollars in thousands)	Amount	Amount	$	%
Products	$31,258	$37,605	(6,347)	(17)
Services	54,074	51,972	2,102	4
Net revenue (a)	85,332	89,577	(4,245)	(5)
Gross profit	35,403	32,943	2,460	7
Products gross profit	12,832	16,035	(3,203)	(20)
Services gross profit	22,571	16,908	5,663	33
Research and development expenses	12,148	13,341	(1,193)	(9)
Selling and marketing expenses	8,898	13,266	(4,368)	(33)
General and administrative expenses	8,889	10,616	(1,727)	(16)
Other (income) expense, net	4,722	4,439	283	6
Provision for income taxes	344	637	(293)	(46)
Net income (loss)	$402	$(9,356)	9,758	104

(a)

Includes sales to the China joint venture, an equity method investment of $4,951 and $3,817 for three months ended September 30, 2020 and 2019, respectively. See Note 14. to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Revenue

Products Net Revenue

Products net revenue decreased by $6.3 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, due to a decrease in unit sales volume as a result of delays in order conversion.

Services Net Revenue

Services net revenue increased by $2.1 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to an increase in installations and sale of spare parts of $1.2 million and $1.0 million from upgrades.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019
Net revenue	$85,332	$89,577
Americas	34%	33%
Europe, Middle East, India and Africa	33%	35%
Asia Pacific	18%	16%
Japan	14%	16%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue slightly decreased for the three months ended September 30, 2020 as compared to the same period in the last fiscal year, mainly driven by a decrease in revenue for the Europe, Middle East, India and Africa region and Japan.

Gross Profit

Overall gross profit for the three months ended September 30, 2020 increased by $2.5 million, or 7%, as compared to the three months ended September 30, 2019, due to an increase in service gross profit of $5.7 million, or 33%, driven by an increase in system installations and upgrades as well as lower travel expenses due to COVID-19 pandemic restrictions on travel and a material reduction in service parts consumption, offset by a decrease in product gross profit of $3.2 million, or 20%, driven by lower system unit sales volume.

Research and Development

Research and development expenses decreased by $1.2 million, or 9%, for the three months ended September 30, 2020, as compared to the same period in the prior fiscal year. The decrease was driven by a decrease of $0.6 million due to lower compensation and employee benefits as a result of lower headcount, a decrease of $0.3 million in travel expenses due to decreased travel as a result of travel restrictions in connection with the COVID-19 pandemic and a decrease of $0.3 in depreciation and facilities operating cost.

Selling and Marketing

Selling and marketing expenses decreased by $4.4 million, or 33%, for the three months ended September 30, 2020, as compared to the same period in the prior fiscal year. The decrease was primarily driven by a decrease of $2.9 million due the timing of key trade shows that ordinarily occur in the three months ended September 30, 2020, a decrease of $0.7 million in travel expenses due to decreased travel as a result of travel restrictions in connection with the COVID-19 pandemic, a decrease of $0.5 million due to lower compensation, employee benefits and commission and a decrease of $0.2 million in operating costs.

General and Administrative

General and administrative expenses decreased by $1.7 million, or 16%, for the three months ended September 30, 2020, as compared to the same period in the prior fiscal year. The decrease was primarily due to a decrease in expense for allowance for doubtful accounts of $0.7 million, a decrease in legal, outside services and board of directors’ fees of $0.7 million, a decrease of $0.2 million in compensation and employee benefits and a decrease of $0.1 million in travel and operating costs.

Other (Income) Expense, net

Other (income) expense, net increased by $0.3 million for the three months ended September 30, 2020, as compared to the same period in the prior fiscal year. The increase was due to an increase of $0.1 million in net foreign currency exchange loss and an increase of $0.2 million due to higher interest expense.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income tax expense of $0.3 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in income tax expense in the current quarter was due to lower foreign earnings in the three months period ended September 30, 2020 as compared to the prior fiscal quarter.

Starting in our fiscal year 2019, certain income earned by controlling foreign corporations (“CFCs”) must be included in the gross income of the CFC’s U.S. shareholder. The income required to be included in gross income is referred to as global intangible low tax income (“GILTI”) and is defined under IRC Section 951A as the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by net operating losses carryforward and is not expected to cause us to be in a U.S. taxable income position for fiscal year 2021.

Liquidity and Capital Resources

As of September 30, 2020, we had $90.0 million in cash and cash equivalents. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of September 30, 2020. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

Our liquidity and cash flows have been materially impacted over the last several months by the diversion of customer resources to the response to the COVID-19 pandemic and delays in payments from customers and could be further impacted by additional and prolonged delays in payments from customers, the potential of extended "shelter in place" and social distancing orders or advisories, facility closures, or other reasons related to the COVID-19 pandemic. As of September 30, 2020, the extent to which COVID-19 is likely to materially impact our liquidity in the future remains uncertain. As precautionary measures to increase our cash position and preserve financial flexibility in view of the ongoing uncertainty resulting from the COVID-19 pandemic, we (i) executed temporary salary reductions for our Chief Executive Officer and each of our Senior Vice Presidents, which was effective June 1, 2020 through December 31, 2020, (ii) eliminated all Board and committee retainers for the period beginning July 1, 2020 through December 31, 2020, (iii) eliminated all awards under the Company Bonus Plan for the fiscal 2020 performance period, other than those that were contractually guaranteed, (iv) implemented a cost saving initiative designed to reduce operating costs through the elimination of approximately 3 percent of our global workforce, (v) amended the credit and security agreements related to our Revolving Credit Facility and Term Loan to modify certain financial covenant requirements and (vi) suspended the 401(k) match program for all employees from June 1, 2020 through December 31, 2020. Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2021.

In addition, we are unable to predict with certainty the impact of the COVID-19 pandemic on our ability to maintain compliance with the debt covenants contained in the credit and security agreements related to our Revolving Credit Facility and Term Loan, including financial covenants regarding the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. While we were in compliance with such covenants for the quarter ended September 30, 2020, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the applicable credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

As of September 30, 2020, we had approximately $56.0 million of cash and cash equivalents in our foreign subsidiaries. If such funds were repatriated, there could be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Our cash flows for three months ended September 30, 2020 and 2019 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(2,870)	$(24,621)
Net cash used in investing activities	(569)	(1,267)
Net cash (used in) provided by financing activities	(11,159)	27,450
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,488	(1,852)
Net decrease in cash, cash equivalents and restricted cash	$(13,110)	$(290)

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

Cash Flows from Operating Activities

Net cash used in operating activities was $2.9 million during the three months ended September 30, 2020. Net income was $0.4 million for the three months ended September 30, 2020. The net cash used in operating activities resulted primarily from a net negative change in operating assets and liabilities of $8.0 million, offset by net income of $0.4 million and non-cash items of $4.7 million.

•

Non-cash items primarily consisted of in-kind system upgrade contribution to the JV of $1.4 million, a recovery of allowance for doubtful accounts of $0.7 million and a release of intra-entity profit deferral from transactions with the JV of $0.3 million offset by share-based compensation expense of $2.2 million, depreciation and amortization expense of $1.7 million, non-cash interest expense on debt of $1.2 million, amortization of debt issuance cost of $0.3 million and inventories write-down of $1.5 million;

•

The net negative change in operating assets and liabilities of $8.0 million was primarily due to an increase in inventories of $7.7 million driven by anticipated deliveries related to the China Class A user license awards of systems, which is expected to begin in the second quarter of fiscal 2021, certain last-time raw material purchases, and anticipated conversion of certain order backlog to revenue in second half of the fiscal year 2021, a decrease in compensation related accrued liabilities of $7.3 million, a decrease in accounts payable of $5.2 million, a decrease in customer advances of $6.1 million and a decrease in deferred revenue of $3.5 million offset by a receivables collection resulting in a decrease in accounts receivable of $18.0 million and a decrease of $3.9 million in prepaid expense and other assets.

Cash Flows from Investing Activities

Net cash used by investing activities was $0.6 million for the three months ended September 30, 2020 and is related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended September 30, 2020 was $11.2 million primarily due to the prepayment of $10.0 million of the principal amount outstanding on our Term Loan, as well as an amendment fee of $0.5 million and net repayments on our Revolving Credit Facility of $0.7 million.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	Revenue and cash flows generated by sales of our products and service plans;

•	Our ability to generate cash flows;

•	Costs associated with our research and development, sales and marketing initiatives and manufacturing activities;

•	Facilities, equipment and information technology (“IT”) systems required to support current and future operations;

•	Rate of progress and cost of our research and development activities;

•	Timing and our ability to introduce new products;

•	Costs of obtaining and maintaining U.S. Food and Drug Administration (the “FDA”) and other regulatory clearances of our products;

•	Effects of competing technological and market developments;

•	Number and timing of acquisitions and other strategic transactions; and

•	Servicing and maturity of our current and future indebtedness.

We believe that our current cash and cash equivalents balance will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended September 30, 2020 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2020.

Off-Balance Sheet Arrangements

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties, initiated by either our subsidiaries or by us, as required for such transactions. As of September 30, 2020 and June 30, 2020 we have various bank guarantees totaling approximately $1.3 million and $1.0 million, respectively related to bidding processes with customers.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, the economic uncertainty in the current environment caused by the COVID-19 pandemic could limit our ability to accurately make and evaluate our estimates and judgments. Actual results could therefore differ materially from those estimates if actual conditions differ from our assumptions.

In the three months ended September 30, 2020, there have been no changes to the critical accounting policies and estimates, which we believe are those related to revenue recognition, business combinations and assessment of recoverability of goodwill and intangible assets, valuation of inventories, share based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three months ended September 30, 2020 and 2019, respectively, no customer represented 10% or more of total net revenue. As of September 30, 2020, we had one customer that accounted for more than 10% of our total accounts receivable, net. We had no customer that accounted for more than 10% of our total accounts receivable, net as of September 30, 2019.

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

Revenue Recognition

Our revenue is primarily derived from sales of CyberKnife and TomoTherapy Systems and services, which include PCS contracts (warranty period services and post-warranty services), installation services, training and other professional services. We record our revenue net of any value added or sales tax. We recognize revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products. We recognize revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts. Payments received in advance of system shipment are recorded as customer advances and are deferred until product shipment when they are recognized in revenue. We assess the probability of collection based on a number of factors, including past transaction history with the customer and creditworthiness of the customer. We generally do not request collateral from our customers.

We frequently enter into sales arrangements that contain multiple performance obligations. For sale arrangements that contain multiple performance obligations, we account for individual products and services separately if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The stand-alone selling price (“SSP”) is determined based on observable prices at which we separately sell the products and services. If an SSP is not directly observable, then we will estimate the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available.

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

We record revenue considering all discounts given to, or expected by, customers. As a result, management may make estimates of potential future product returns or trade ins and other allowances related to product revenue in the current period. In general, we do not allow returns from customers and all discounts and allowances are clearly identified in the terms and conditions of each sale. We derive some product revenue from sales to the JV.

Service Revenue

Service revenue is generated primarily from PCS, installation services, training and professional services. Service revenue is recognized either ratably over the contractual period as control and benefit transfer to the customer or when service is performed, depending on specific terms and conditions in agreements with customers. We derive some service revenue from sales to the JV.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. As of September 30, 2020, we are not engaged in any such hedging transactions and have no open forward contracts as all of our open positions had been settled.

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

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of September 30, 2020, borrowings under the Term Loan totaled $75.0 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $27.3 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remain at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.5 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic, which has affected global operations and global supply chains. The pandemic continues to grow and related government and private sector responsive actions have impacted and will likely continue to adversely affect our business operations. It is impossible to predict the potential spread of COVID-19 globally and the full extent of the effects that it may have on our business, operations, financial condition or the economy.

Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have spread are taking certain preventative or protective measures to combat the rise in cases, including implementation of travel restrictions or bans and closure of non-essential businesses as well as limitations on public gatherings and other social distancing and shelter-in-place measures. While the full impact of the pandemic is not yet known, we are closely monitoring the spread of COVID-19 and are continually assessing its potential effects on our business. As a result of timing delays caused by the COVID-19 pandemic, we have experienced disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions. We have also experienced increases in customer defaults and delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. A few customers have also requested to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic deepen or worsen. Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2021. In addition, other impacts of the COVID-19 pandemic may include significant and unpredictable reductions in the demand for our products, a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; disruptions in our supply chain or a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products; or closures of our key facilities or the facilities of our customers or suppliers. These impacts and others that have resulted as a result of the COVID-19 pandemic and the unprecedented measures to slow the spread of the virus globally have had and will continue to have a negative impact on our business, operations and financial condition.

We are also experiencing a global economic slowdown as a result of the COVID-19 pandemic, which may result in an incremental adverse impact on our revenue, net income (loss) and cash flow and may require significant additional expenditures to mitigate such impacts. Additionally, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The extent to which our operations and financial condition are affected by COVID-19, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic (including the severity of the resurgence or increases or spikes in the number of COVID-19 cases in areas in which we operate), new or additional actions taken to contain COVID-19 or address its impact and the timing of global recovery and economic normalization, among others. The situation is developing rapidly and additional impacts may arise that we are not aware of currently, however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

As of September 30, 2020, we had an accumulated deficit of $481.3 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

In June 2017, we entered into a credit and security agreement that provided us with an initial revolving credit facility (the “Revolving Credit Facility”) of $52.0 million, which was amended in December 2017 to reduce the Revolving Credit Facility to $32.0 million. We also entered into a credit and security agreement that provides for an initial term loan of $40.0 million with a second tranche of $20.0 million available for draw until December 31, 2018 if specified conditions are met (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”). We further amended the credit and security agreements with respect to the Credit Facilities in July 2018, December 2018, May 2019 and August 2019 to, among other things, provide for adjustments to the financial covenants and applicable margin and increase the Term Loan commitments by $25.0 million. Such credit and security agreements were most recently amended in July 2020 to, among other things, provide for further adjustments to certain financial covenants. In addition, in connection with such amendment, we prepaid $10.0 million in principal with respect to the Term Loan.

As of September 30, 2020, we had total consolidated liabilities of approximately $397.3 million; including long-term liability components of the 3.75% Convertible Notes of $77.4 million, and the Revolving Credit Facility of $27.3 million and the Term Loan of $75.0 million, of which $6.2 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

The credit and security agreements governing the Credit Facilities also include certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests, as defined in the applicable credit and security agreement governing the Credit Facilities. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the Credit Facilities and we may be required to obtain waivers or amendments to the applicable credit and security agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing our 3.75% Convertible Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Our operating results, including our quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price.

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur. In addition, we have experienced delays in orders and installations due to the impact of the COVID-19 pandemic at our customer sites. To protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-

essential work travel. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time.

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic is adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and the first quarter of fiscal 2021 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. We expect that such delays in deliveries and installations may continue through the end of fiscal 2021, which could have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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
•

delays in shipment due to, for example, unanticipated construction delays at customer locations where our products are to be installed, cancellations by customers, natural disasters, global or regional health pandemics or epidemics, or labor disturbances;

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

We consider the competition for the CyberKnife and TomoTherapy Systems to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc. (“Varian”), which recently announced a definitive agreement to combine with Siemens Healthineers in a transaction that is expected to close in the first half of calendar year 2021, Elekta AB (“Elekta”), BrainLAB AG and ViewRay, Inc. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. For example, Varian announced in 2012 a line of C‑arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife Systems. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures. In May 2017, Varian launched a radiation therapy product called Halcyon which they have positioned against our TomoTherapy product line.

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

Our international sales are a significant percentage of our total revenue. The percentage of our revenue derived from sales outside of the Americas region was 66% in fiscal 2020, 68% in fiscal 2019 and 64% in fiscal 2018. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

•

economic or political instability in the world or in particular regions or countries in which we do business, including the market volatility resulting from the COVID-19 pandemic as well as the United Kingdom (the “UK”) exit from the European Union (the “EU”), or Brexit;

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
•

natural disasters, such as earthquakes and fires, and global or regional health pandemics or epidemics, such as COVID-19 or data privacy or security incidents, that may have a disproportionate effect in certain geographies resulting in decreased demand or decreased ability of our employees or employees of our customers and partners to work and travel.

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

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife Systems, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the U.S. and Chinese leaders. Although the U.S. and China signed an initial trade deal in January 2020 and China announced a one year tariff exemption for medical linear accelerators in September 2019 (which was further extended in September 2020), there is no assurance that the trade deal will be signed or that the exemption on medical linear accelerators will continue beyond one year or that we will continue to qualify for such exemption. Additionally, the U.S. has threatened to impose tariffs on goods imported from other countries, which could also impact our or our customers’ operations. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

Our business and results of operations are materially affected by conditions in the global markets and the economy generally. Concerns over economic and political stability, the availability of fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic, the level of U.S. national debt, currency fluctuations and volatility; the rate of growth of Japan, China and other Asian economies, unemployment, the availability and cost of credit, inflation levels, trade relations, the duration and severity of the COVID-19 pandemic, energy costs and geopolitical uncertainty have contributed to increased volatility and diminished expectations for the economy and the markets.

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

Additionally, uncertain credit markets and concerns regarding the availability of credit, including concerns related to the recent COVID-19 pandemic, could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers, and delays associated with the ongoing COVID-19 pandemic. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the ongoing global COVID-19 pandemic and the exit of the UK from the EU (often referred to as Brexit), has caused, and may continue to cause, uncertainty in the global markets. The risks related to the COVID-19 pandemic are discussed in more detail in our risk factor entitled “The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers and suppliers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.” The risks related to Brexit are discussed in more detail in our risk factor entitled “The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our operations.”

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. We have not initiated any recalls that are reportable to the FDA in the first quarter of fiscal year 2021. In fiscal year 2020, we voluntarily opened one recall involving the Radixact Treatment Delivery System that was reported to the FDA, which was completed in fiscal year 2020. Additionally, in fiscal year 2020, we completed and requested closure with the FDA for the remaining two open recalls reported on the CyberKnife System from fiscal year 2019. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

We are highly dependent on the members of our senior management, sales, marketing, operations and research and development staff. Our future success will depend in part on our ability to retain our key employees and to identify, hire and retain additional personnel. Additionally, the COVID-19 pandemic may interfere with our ability to hire or retain personnel. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in our industry is very difficult. We believe there are only a limited number of individuals with the requisite skills to serve in many of our key positions and we face significant competition for key personnel and other employees, particularly in the San Francisco Bay Area where our headquarters is located, from other medical equipment and software manufacturers, technology companies, universities and research institutions. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. Further, the COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time. We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. If we fail to hire and retain key personnel and other employees, we may be unable to continue to grow our business successfully.

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

Data transfer and localization requirements related to personally identifiable information also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable EU member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, both the EU-U.S. Privacy Shield and EU Model Clauses have been subject to legal challenge. Further, in July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems), declaring the EU-US Privacy Shield invalid. Although the CJEU considers that the Commission Decision 2019/87 on data transfers carried out under the European Commission’s Standard Contractual Clauses valid, we may face additional scrutiny from EU regulators on how, in practices, the transfer of personal data from the EU to the U.S. takes place under the stablished mechanisms. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. Further, the United States, citing a “national emergency with respect to its information and communications technology and services supply chain,” on August 6, 2020 issued sanctions against TikTok and WeChat on national security, foreign policy, and economic grounds.  Effectively, this executive order may function as a ban of TikTok and WeChat for use by consumers in the United States over the long term because of national security concerns regarding the transfer of personally identifiable information from the United States to China. In 2019, an executive order citing similar national security risks in the telecommunications sector served to block U.S. companies from buying Chinese-made Huawei and ZTE products. If our operations, including those involving the processing of U.S.-collected data such as medical imagery, through the JV in China, come to be perceived as a U.S. national security risk, those operations may become subject to a similar executive order and sanctions. Any ban or other restriction on our transfer of data to the JV in China may increase costs as we seek operational and data processing alternatives.

New and proposed privacy, cybersecurity, and data protection laws are also providing new rights to individuals and increasing the penalties associated with non-compliance. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect in January 2020 and is being enforced as of July 2020, imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation, as well as a private right of action from individuals in relation to certain security breaches. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the U.S., which could create the potential for a patchwork of overlapping but different state laws. The restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

Such results could reduce the rate of reimbursement by both public and private third‑party payors for procedures that are performed with our products, slow the adoption of our products by physicians, significantly reduce our ability to achieve expected revenues and could prevent us from being profitable. In addition, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, the FDA could rescind our clearances, our reputation with physicians, patients and others may suffer and we could be subject to significant legal liability.

We rely on third parties to perform spare parts shipping and other logistics functions on our behalf. A failure or disruption at our logistics providers would adversely impact our business.

Customer service is a critical element of our sales strategy. Third‑party logistics providers store most of our spare parts inventory in depots around the world and perform a significant portion of our spare parts logistics and shipping activities. If any of our logistics providers terminates its relationship with us, suffers an interruption in its business, including as a result of COVID-19, significantly increases fees for services or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify alternative logistics providers for our spare parts, shipments of spare parts to our customers may be delayed or at a higher cost and our reputation, business, financial condition and results of operations may be adversely affected.

Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our product.

The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. In particular, the field of radiation treatment of cancer is well established and crowded with the intellectual property of competitors and others. We also expect that other participants will enter the field. A number of companies in our market, as well as universities and research institutions, have issued patents and have filed patent applications that relate to the use of radiation therapy and stereotactic radiosurgery to treat cancerous and benign tumors.

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

In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Regardless of the merit of infringement claims, they can be time‑consuming and result in costly litigation and diversion of technical and management personnel. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds, if necessary, to continue our operations.

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

Similarly, our issued patents and those of our licensors may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products which provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, the laws of some foreign countries, such as China where the JV operates, may not protect our intellectual property rights to the same extent as do the laws of the United States and, even if they do, uneven enforcement and procedural barriers may exist in such countries. In the event a competitor or other third party infringes upon our patent or other intellectual property rights or otherwise misappropriates such rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention from our core business. Damage awards resulting from successful litigation in foreign jurisdictions may not be in amounts commensurate with damage awards in the U.S. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge. In addition, we may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of September 30, 2020, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and, as the effects of the pandemic continue and deepen, may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

Our operations are vulnerable to interruption or loss because of natural disasters, global or regional health pandemics or epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. Our manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes and fires in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. In addition, China has suffered health epidemics related to the outbreak of COVID-19 (including resurgences of COVID-19), avian influenza and severe acute respiratory syndrome, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers. Furthermore, on March 1, 2020, the U.S., where our headquarters is located, declared a national emergency concerning the COVID-19 pandemic and the pandemic has spread widely around the world, including in locations where we have facilities and operations. Unexpected events at any of our facilities or otherwise, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornados and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In particular, telecommunication system failures or disruptions could significantly disrupt our operations as a result of our increase remote work arrangements due to the COVID-19 pandemic. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

We may attempt to acquire new businesses, products or technologies, or enter into strategic collaborations or alliances, including forming joint ventures, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies or through collaborating with complementary businesses, including forming joint ventures, such as the JV, rather than through internal development. The identification of suitable acquisition, alliance and joint venture partner candidates can be difficult, time consuming, and costly, and we may not be able to successfully complete identified acquisitions, alliances or joint ventures. Other companies may compete with us for these strategic opportunities. In addition, even if we successfully complete an acquisition, alliance or joint venture, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations or timely and effectively commence operations of any joint venture or other alliance because the process of integration could be expensive, time consuming and may strain our resources. Furthermore, we may be required to contribute significant amounts of capital or incur losses in the initial stages of an alliance or joint venture, particularly as selling and marketing activities increase ahead of expected long-term revenue. For example, we completed our capital contributions to the JV in the second quarter of fiscal 2020 and one system upgrade in the quarter ended September 30, 2020. Further contributions may be necessary in the future as the joint venture expands its operations in China in order to achieve our long-term strategy in China. In addition, the process for customers of the acquired company, alliance or joint venture to comply with local or foreign regulatory requirements that may be required to purchase our products may cause delays in the acquisition target, alliance partner or joint venture’s ability to conduct business. For example, any delays in customers in China to obtain Class A or Class B user licenses or in the subsequent tender process to complete the sale could affect the JV’s expected ability to initiate sales and recognize revenue in China. Furthermore, the products and technologies that we acquire, jointly develop, or with respect to which we collaborate may not be successful, or may require significantly greater resources and investments than we originally anticipated. Implementing or acquiring new lines of business or offering new products and services within existing lines of business can affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. In addition, we may not be in a position to exercise sole decision making authority regarding any strategic collaboration, alliance or joint venture, which could result in impasses on decisions or decisions made by our partners, and our partners in such collaborations, alliances or joint ventures may have economic or business interests that are, or may become, inconsistent with our interests. Collaborations, alliances and joint ventures can be difficult to manage and may involve significant expense and divert the focus and attention of our management and other key personnel away from our existing businesses. With respect to any acquisition, we may be unable to retain employees of acquired companies, or retain the acquired company’s customers, suppliers, distributors or other partners who are our competitors or who have close relationships with our competitors. In addition, with respect to joint ventures, we may not be able to attract qualified employees, acquire customers or develop reliable supply, distribution or other partnerships. As a result of certain collaborations, alliances and joint ventures we could face potential damage to existing customer relationships or lack of customer acceptance or inability to attract new customers. These risks could be magnified to the extent that any new collaboration, alliance or joint venture would result in a significant increase in operations in developing markets. Future acquisitions or alliances could also result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or expenses or other charges such as in‑process research and development, any of which could harm our business and affect our financial results or cause a reduction in the price of our common stock. Further, acquisition targets, alliance partners and joint ventures may also operate in foreign jurisdictions with laws and regulations with which we have limited familiarity, which could adversely impact our ability to comply with such laws and regulations and may lead to increased litigation risk. Such laws may also offer us inadequate or less intellectual property protection relative to U.S. laws, which may impact our ability, as well as the ability of the acquisition target, alliance partner and joint venture, to safeguard our respective intellectual property from infringement and misappropriation. As a result of these and other factors, we may not realize the expected benefits of any acquisition, collaboration, joint venture or strategic alliance or such benefits may not be realized at expected levels or within the expected time period. The failure to successfully consummate such strategic transactions and effectively integrate and execute following such consummation may have an adverse impact on our growth, profitability, financial position and results of operations.

Multiple factors may adversely affect our ability to fully utilize certain tax loss carryforwards.

As of September 30, 2020, we had approximately $332.1 million and $137.1 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2022 for state purposes. In addition, as of September 30, 2020, we had federal and state research and development tax credit carryforwards of approximately $21.8 million and $19.7 million, respectively. Such research credits for federal tax purposes and in states other than California will begin to expire starting in 2022, while the California research credits have no expiration date. The Tax Act legislation, as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), among other things, includes changes to the rules governing net operating losses. Net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account) when utilized in tax years beginning after December 31, 2020. It is uncertain if and to what extent various states will conform to the Tax Act or CARES Act. In addition, utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

We are subject to the tax laws of various foreign jurisdictions, which are subject to unanticipated changes and interpretation and could harm our future results.

The application of tax laws of various foreign jurisdictions is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements including our transfer pricing or determine that the manner in which we operate our business does not achieve the intended tax consequences. The application of tax laws can also be subject to conflicting interpretations by tax authorities in the various jurisdictions we operate. It is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes.

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

At September 30, 2020, we had $90.0 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we also have funds in our operating accounts that are with third-party financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

A component of our strategy is to continue to upgrade the CyberKnife and TomoTherapy Systems as well as the Precision Treatment Planning an iDMS Data Management System software. Upgrades previously released by us required 510(k) clearance and international registration before we were able to offer them for sale. We expect our future upgrades will similarly require 510(k) clearance or approval; however, future upgrades may be subject to substantially more time-consuming data generation requirements and uncertain premarket approval or clearance processes. If we were required to use the premarket approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by Health Care and Education Reconciliation Act (collectively, the “ACA”) were signed into law. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. In particular, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allocated one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Since the enactment of the ACA, CMS continues its efforts to move away from fee for service payments for furnishing items and services in Medicare. On September 18, 2020 CMS released the Medicare Program; Specialty Care Models to Improve Quality of Care and Reduce Expenditures final rule. Within this rule, CMS finalized the implementation of a Radiation Oncology Alternative Payment Model (RO-APM). The RO-APM is a mandatory model that is intended to test whether changing the from a traditional volume-based fee-for-service payment model to a prospective, site neutral, modality agnostic, episode-based payment model will reduce Medicare expenditures while preserving or enhancing the quality of care. This model requires participation from 30% of all eligible Medicare fee-for-service radiation therapy episodes and, with a few minor exceptions, radiotherapy providers who are selected by CMS will be required to participate in this model. The RO-APM has a five-year model performance period that begins on July 1, 2021 and runs through December 31, 2025. It is unclear what impact, if any, the RO-APM and other government payer initiatives will have on our business and operating results, but uncertainties surrounding the new payment model or other initiatives could pause or otherwise delay the purchase of our products by our customers and any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

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

The Dodd‑Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the SEC under such act require companies, including Accuray, to disclose the existence in their products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries. These rules require investigative efforts, which has and will continue to cause us to incur associated costs, could adversely affect the sourcing, availability and pricing of minerals used in our products and may cause reputational harm if we determine that certain of our components contain such conflict minerals or if we are unable to alter our processes or sources of supply to avoid using such materials, all of which could adversely impact sales of our products and results of operations.

Risks Related to Our Common Stock

The price of our common stock is volatile and may continue to fluctuate significantly, which could lead to losses for stockholders.

The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to new news on the COVID-19 pandemic. In addition, the trading prices of the stock of high‑technology companies of our size can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. Our stock price has experienced periods of volatility. Broad market fluctuations may also harm our stock price. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Any negative change in the public’s perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

In addition to the other risk factors described above and below, factors affecting the trading price of our common stock include:

•	impacts to our business, operations or financial condition caused by concerns in connection with the COVID-19 pandemic as well as the related public and private sector responses to the pandemic;
•	fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic;
•	regulatory developments related to manufacturing, marketing or sale of the CyberKnife or TomoTherapy Systems;
•	political or social uncertainties;
•	changes in product pricing policies;
•	variations in our operating results, as well as costs and expenditures;
•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ and our own estimates;
•	recruitment or departure of key personnel;
•	the performance of our competitors and investor perception of the markets and industries in which we compete;
•	announcement of strategic transactions or capital raising activities; and
•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

In August 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes”) under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. $53.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain holders of our outstanding Existing Notes in exchange for approximately $47.0 million aggregate principal amount of the Existing Notes and $32.0 million aggregate principal amount of the 3.75% Convertible Notes were issued to certain other qualified new investors for cash. The net proceeds of the cash issuance were used to repurchase approximately $28.0 million of Existing Notes. In February 2018, we paid $40.2 million in cash to settle outstanding principal and accrued interest, and issued 254,000 shares of our common stock to retire the Existing Notes. To the extent we issue common stock upon conversion of any outstanding convertible notes, that conversion would dilute the ownership interests of our stockholders.

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

Date: November 4, 2020
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shig Hamamatsu
Shig Hamamatsu
Chief Financial Officer
(Principal Financial Officer)