Form 10-Q
period 2020-12-31
ACCURAY INC
filed 2021-02-01
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of January 25, 2021, there were 92,898,337 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$107,322	$107,577
Restricted cash	8,692	997
Accounts receivable, net of allowance for doubtful accounts of $745 and $1,268 as of December 31, 2020 and June 30, 2020, respectively (a)	65,367	90,599
Inventories	138,655	134,374
Prepaid expenses and other current assets (b)	22,309	21,227
Deferred cost of revenue	2,577	2,712
Total current assets	344,922	357,486
Property and equipment, net	13,773	15,349
Investment in joint venture	17,019	13,929
Operating lease right-of-use assets, net	26,110	28,647
Goodwill	57,963	57,717
Intangible assets, net	549	663
Restricted cash	1,340	1,337
Other assets	16,466	15,799
Total assets	$478,142	$490,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,876	$23,126
Accrued compensation	21,942	17,963
Operating lease liabilities, current	8,587	8,224
Other accrued liabilities	24,396	27,180
Customer advances	19,516	22,571
Deferred revenue	80,884	83,207
Short-term debt	12,530	—
Total current liabilities	178,731	182,271
Long-term liabilities:
Operating lease liabilities, non-current	20,965	24,173
Long-term other liabilities	9,195	7,416
Deferred revenue	23,391	24,125
Long-term debt	168,082	189,307
Total liabilities	400,364	427,292
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of December 31, 2020 and June 30, 2020, respectively; issued and outstanding: 92,989,337 and 91,178,108 shares at December 31, 2020 and June 30, 2020, respectively	93	91
Additional paid-in-capital	551,409	545,741
Accumulated other comprehensive income (loss)	2,818	(484)
Accumulated deficit	(476,542)	(481,713)
Total stockholders' equity	77,778	63,635
Total liabilities and stockholders' equity	$478,142	$490,927

(a)	Includes accounts receivable from the China joint venture of $366 and $3,039 at December 31, 2020 and June 30, 2020, respectively. See Note 14.
(b)	Includes receivable from the China joint venture of $430 and $0 at December 31, 2020 and June 30, 2020, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net revenue:
Products	$41,805	$43,760	$73,063	$81,365
Services	55,654	55,066	109,728	107,038
Total net revenue (a)	97,459	98,826	182,791	188,403
Cost of revenue:
Cost of products	23,102	24,518	41,528	46,088
Cost of services	33,526	36,408	65,029	71,472
Total cost of revenue (b)	56,628	60,926	106,557	117,560
Gross profit	40,831	37,900	76,234	70,843
Operating expenses:
Research and development (c)	11,956	13,064	24,104	26,405
Selling and marketing	10,348	11,327	19,246	24,593
General and administrative	10,328	9,886	19,217	20,502
Total operating expenses	32,632	34,277	62,567	71,500
Income (loss) from operations	8,199	3,623	13,667	(657)
Income on equity method investment, net	1,117	—	1,089	—
Other (expense) income, net	(4,260)	7,766	(8,954)	3,327
Income before provision for income taxes	5,056	11,389	5,802	2,670
Provision for income taxes	287	679	631	1,316
Net income	$4,769	$10,710	$5,171	$1,354
Net income per share - basic	$0.05	$0.12	$0.06	$0.02
Net income per share - diluted	$0.05	$0.12	$0.06	$0.02
Weighted average common shares used in computing net income per share:
Basic	92,025	89,517	91,609	89,145
Diluted	93,353	90,279	92,607	90,095
Net income	$4,769	$10,710	$5,171	$1,354
Foreign currency translation adjustment	1,809	877	3,302	(141)
Comprehensive income	$6,578	$11,587	$8,473	$1,213

(a)

Includes sales to the China joint venture, an equity method investment of $4,632 and $9,583 for the three and six months ended December 31, 2020 and $2,643 and $6,460 for the three and six months ended December 31, 2019, respectively. See Note 14.

(b)

Includes cost of revenue from sales to the China joint venture, an equity method investment of $2,757 and $4,701 for the three and six months ended December 31, 2020, respectively, and of $2,140 and $4,631 for the three and six months ended December 31, 2019, respectively.

(c)

Includes chargeback to the China joint venture, an equity method investment related to research and development project of $430 for the three and six months ended   December 31, 2020, respectively, and no chargeback for the three and six months ended December 31, 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2020	91,178,108	$91	$545,741	$(484)	$(481,713)	$63,635
Issuance of restricted stock	95,575	—	—	—	—	—
Share-based compensation	—	—	1,910	—	—	1,910
Net income	—	—	—	—	402	402
Cumulative translation adjustment	—	—	—	1,493	—	1,493
Balance at September 30, 2020	91,273,683	$91	$547,651	$1,009	$(481,311)	$67,440
Exercise of stock options, net	17,175	—	66			$66
Issuance of restricted stock	1,117,816	—	(343)	—	—	(343)
Issuance of common stock under employee stock purchase plan	580,663	1	1,041	—	—	1,042
Share-based compensation	—	—	2,995	—	—	2,995
Net income	—	—	—	—	4,769	4,769
Cumulative translation adjustment	—	—	—	1,809	—	1,809
Balance at December 31, 2020	92,989,337	$92	$551,410	$2,818	$(476,542)	$77,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2019	88,521,511	$89	$535,332	$(10)	$(485,540)	$49,871
Issuance of restricted stock	356,999	—	(207)	—	—	(207)
Share-based compensation	—	—	1,684	—	—	1,684
Net loss	—	—	—	—	(9,356)	(9,356)
Cumulative translation adjustment	—	—	—	(1,018)	—	(1,018)
Balance at September 30, 2019	88,878,510	$89	$536,809	$(1,028)	$(494,896)	$40,974
Issuance of restricted stock	987,765	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	523,714	—	1,357	—	—	1,357
Share-based compensation	—	—	2,081	—	—	2,081
Tax withholding upon vesting of restricted stock units	(58,536)	—	—	—	—	—
Net income	—	—	—	—	10,710	10,710
Cumulative translation adjustment	—	—	—	877	—	877
Balance at December 31, 2019	90,331,453	$90	$540,247	$(151)	$(484,186)	$56,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$5,171	$1,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,317	3,712
Share-based compensation	4,608	3,849
Amortization of debt issuance costs	717	661
Accretion of interest on debt	2,491	2,018
Change in (recovery of) allowance for doubtful accounts	(512)	853
Non-cash revenue transactions related to joint venture contribution	(1,365)	—
Gain on contribution to joint venture	—	(12,964)
Provision for write-down of inventories	3,504	2,208
Loss on disposal of property and equipment	2	—
Income on equity method investment	(1,089)
Release of equity method investment intra-entity profit on sales	(557)	—
Changes in assets and liabilities:
Accounts receivable	26,683	23,589
Inventories	(6,809)	(17,210)
Prepaid expenses and other assets	684	2,986
Deferred cost of revenue	137	132
Accounts payable	(12,076)	(7,718)
Operating lease liabilities, net	(306)	(331)
Accrued liabilities	2,102	(11,084)
Customer advances	(3,637)	(2,085)
Deferred revenues	(6,651)	1,863
Net cash provided by (used in) operating activities	16,414	(8,167)
Cash flows from investing activities
Purchases of property and equipment	(1,167)	(2,533)
Additional investments in joint venture	(79)	—
Net cash used in investing activities	(1,246)	(2,533)
Cash flows from financing activities
Proceeds from employee stock plans	1,042	1,358
Proceeds from exercise of options	66
Taxes paid related to net share settlement of equity awards	(343)	(207)
Proceeds from debt, net of costs	—	24,716
Paydown on term loan	(10,000)	—
Loan amendment cost	(500)	—
Borrowings (repayments) under Revolving Credit Facility, net	(1,288)	(2,983)
Net cash (used in) provided by financing activities	(11,023)	22,884
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,298	28
Net increase in cash, cash equivalents and restricted cash	7,443	12,212
Cash, cash equivalents and restricted cash at beginning of period	109,911	88,178
Cash, cash equivalents and restricted cash at end of period	$117,354	$100,390
Supplemental disclosures of cash flow information:
Write-off of previously reserved accounts receivable	$3,582	$—
An equity method investment, in exchange for non-cash contributions of assets to the China joint venture (including gain of $12,964)	—	15,925

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2020.

Risks and Uncertainties

The Company is subject to risks and uncertainties of a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the effects of and response to the pandemic are rapidly evolving and new information is regularly coming to light. The Company's customers are diverting resources to treat COVID-19 patients and deferring non-urgent and elective procedures, both of which are likely to impact customers' ability to meet their other financial obligations, including to the Company. Some customers, which include hospitals, major academic medical centers, and other related entities, have incurred significant losses during the COVID-19 pandemic due to reduced patient volume. Furthermore, a global economic slowdown due to disruptions caused by the COVID-19 pandemic may result in an incremental adverse impact on revenue, net income and cash flow and may require significant additional expenditures or cost-cutting to mitigate such impacts. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The Company’s financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which the Company’s backlog converts to revenue in the near-term. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and the first two quarters of 2021 caused by the COVID-19 pandemic, which resulted in year-over-year revenue reduction for these periods. We expect that such delays in deliveries and installations may continue through the end of fiscal 2021 and into fiscal 2022, which could continue to have a negative impact on revenue during such period. The Company has experienced disruptions in its sales and revenue cycle as well as increases in customer defaults, delays in payment and planned installations and service agreements as a result of the effect of the COVID-19 pandemic on the Company’s customers as well as restrictions imposed on travel. The Company also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations. While the Company has only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic deepen or worsen. As a result, the Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition and results of operations. Given the uncertainty regarding the spread of COVID-19 and how long the pandemic will last, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may also significantly affect the Company’s business.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. However, the Company is unable to predict with certainty the impact of the COVID-19 pandemic on its ability to maintain compliance with the debt covenants contained in the credit and security agreements related to its Revolving Credit Facility and Term Loan (as such terms are defined in Note 10 below), including financial covenants regarding the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. The Company was in compliance with such covenants for the quarter ended December 31, 2020, as amended. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the applicable credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

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

Significant Accounting Policies

Other than the policy adoption discussed below under Accounting Pronouncements Recently Adopted, there have been no changes in the Company’s significant accounting policies during the six months ended December 31, 2020 compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements - Disclosures. This ASU improves consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. This ASU is effective for fiscal years beginning after December 15, 2020. This ASU will not affect the Company's results of operations, cash flows or financial position. The Company does not expect this guidance to have a material impact on the disclosures to the financial statements of the Company.

Note 3. Revenue

Contract Balances

The timing of revenue recognition, billings, and cash collections results in trade and unbilled receivables, and deferred revenues on the consolidated balance sheets. The Company may offer longer or extended payments of more than one year for qualified customers in some circumstances. At times, revenue recognition occurs before the billing, resulting in an unbilled receivable, which represents a contract asset. The contract asset is a component of accounts receivable and other assets for the current and non-current portions, respectively.

When the Company receives advances or deposits from customers before revenue is recognized, this results in a contract liability. It can take up to two and half years from the time of order to revenue recognition due to the Company’s long sales cycle.

Changes in the contract assets and contract liabilities are as follows:

	December 31, 2020	June 30, 2020
(Dollars in thousands)	Amount	Amount
Contract Assets:
Unbilled accounts receivable – current (1)	$12,375	$11,739
Interest receivable – current (2)	592	493
Long-term accounts receivable (3)	5,345	3,810
Interest receivable – non-current (3)	1,225	1,342
Contract Liabilities:
Customer advances	19,516	22,571
Deferred revenue – current	80,884	83,207
Deferred revenue – non-current	23,391	24,125

(1)	Included in accounts receivable on the Company’s consolidated balance sheet

(2)	Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet
(3)	Included in other assets on the Company’s consolidated balance sheet

During the quarter ended December 31, 2020, contract assets changed primarily due changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. Contract liabilities changed due to changes in the timing of recognition of revenue for system sales for which the warranty has not yet started and was deferred and due to changes in transaction price.

During the three months ended December 31, 2020 and 2019, the Company recognized revenues of $8.4 million, and $15.8 million, which were included in the deferred revenues balances at September 30, 2020 and 2019, respectively. During the six months ended December 31, 2020 and 2019, the Company recognized revenues of $17.2 million, and $26.9 million, respectively, which were included in the deferred revenue balances at June 30, 2020 and 2019, respectively.

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

As of December 31, 2020, total remaining performance obligations amounted to $1,020.5 million. Of this total amount, $77.6 million related to long-term warranty and service, which is expected to be recognized over the remaining warranty period for systems that have been delivered and installed. For systems that have been delivered but not yet installed, management estimates the timing of installation since warranty starts upon installation.

The following table represents the Company's remaining performance obligations related to long-term warranty and service as of December 31, 2020 and the estimated revenue expected to be recognized:

	Fiscal years of revenue recognition
(Dollars in thousands)	2021	2022	2023	Thereafter
Long-term warranty and service	$18,891	$29,324	$17,195	$12,219

For the remaining $942.9 million of performance obligations, the Company estimates 19% to 26% will be recognized in the next 12 months, and the remaining portion will be recognized in the 30 months thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. Based on historical cancellations, approximately 22% of the Company’s contracts may never result in revenue due to cancellation.

The time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products.

Capitalized Contract Costs

The Company capitalizes and amortizes the incremental costs of obtaining a contract, primarily related to certain bonuses and sales commissions. The capitalized bonuses and sales commissions are amortized over a period of five years commencing upon the initial transfer of control of the system to the customer following the pattern of transfer of control of the performance obligations to the customer. The contract acquisition costs asset is evaluated for recoverability and impairment on an ongoing basis.

The balance of capitalized costs to obtain a contract was $7.1 million and $7.9 million as of December 31, 2020 and June 30, 2020, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred impairment losses of $0.2 million and $0.3 million in the three and six month periods ended December 31, 2020 and $0 and $0.1 million in the three and six month periods ended December 31, 2019. During the three and six months ended December 31, 2020, the Company recognized $0.6 million and $1.2 million, respectively, in expense related to the amortization of the capitalized contract costs. During the three and six months ended December 31, 2019, the Company recognized $0.5 million and $1.0 million, respectively, in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $5.3 million and $3.8 million at December 31, 2020 and June 30, 2020, respectively, and are included in Other Assets in the unaudited condensed consolidated balance sheet. The Company evaluates the credit quality of an obligor at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. The Company performed an assessment of the allowance for credit losses and impairments related to its financing receivables as of December 31, 2020 and June 30, 2020. Based upon such assessment, the Company recorded an allowance for credit losses related to such financing receivables of $0.8 million and $4.4 million at each of the periods ended December 31, 2020 and June 30, 2020, respectively.

During the six months ended December 31, 2020 the Company recorded additional allowance for credit loss of $11 thousand and written-off previously reserved finance receivable of $3,582 thousand.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	December 31, 2020	June 30, 2020
Gross	$11,337	$13,019
Residual value	—	—
Unearned income	(1,752)	(1,774)
Allowance for credit loss	(798)	(4,369)
Total, net	$8,787	$6,876
Reported as:
Current	$3,447	$3,084
Non-current	5,340	3,792
Total, net	$8,787	$6,876

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Raw materials	$54,911	$48,037
Work-in-process	19,730	17,798
Finished goods	64,014	68,539
Inventories	$138,655	$134,374

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Furniture and fixtures	$1,892	$1,961
Computer and office equipment	10,638	10,896
Software	10,749	11,606
Leasehold improvements	26,232	26,206
Machinery and equipment	48,986	48,830
Construction in progress	588	623
	99,085	100,122
Less: Accumulated depreciation	(85,312)	(84,773)
Property and equipment, net	$13,773	$15,349

Depreciation expense related to property and equipment for the three and six months ended December 31, 2020 was $1.6 million and $3.2 million, respectively.  Depreciation expense related to property and equipment for the three and six months ended December 31, 2019 was $1.8 million and $3.7 million, respectively.

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

The components of accumulated other comprehensive income (loss) in the equity section of the Company’s condensed consolidated balance sheet are as follows (in thousands):

	December 31, 2020	June 30, 2020
Cumulative foreign currency translation adjustment	$4,049	$752
Defined benefit pension obligation	(1,231)	(1,236)
Accumulated other comprehensive income (loss)	$2,818	$(484)

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

Operating lease costs for the three and six months ended December 31, 2020 were $2.3 million and $4.7 million, not including short-term operating lease costs of $0.1 and $0.2, respectively. Operating lease costs for the three and six months ended December 31, 2019 were $2.4 million and $4.7 million, not including short-term operating lease costs, which were not material.

For the three and six months ended December 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.4 million and $4.8 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $0.4 million and $0.6 million for the three and six months ended December 31, 2020, respectively.

For the three and six months ended December 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.4 million and $4.7 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $3.5 million and $3.7 million for the three and six months ended December 31, 2019, respectively.

Maturities of operating lease liabilities as of December 31, 2020 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2021 (remaining 6 months)	$4,908
2022	9,514
2023	8,804
2024	6,024
2025	3,086
Thereafter	—
Total operating lease payments	32,336
Less: imputed interest	(2,777)
Present value of operating lease liabilities	$29,559
Weighted average remaining lease term (in years)	3.51
Weighted average discount rate	5.25%

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Balance at the beginning of the period	$57,717	$57,770
Currency translation	246	(53)
Balance at the end of the period	$57,963	$57,717

In the second quarter of fiscal 2021, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company continues to monitor its recorded goodwill for indicators of impairment.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		December 31, 2020			June 30, 2020
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	2 - 7	$1,170	$(621)	$549	$1,170	$(507)	$663

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. During the quarter ending March 31, 2020, the Company purchased a patent license for $170 thousand with a useful life of two years. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of December 31, 2020 and June 30, 2020.

Amortization expense related to intangible assets for the three and six months ended December 31, 2020, was $0.06 million and $0.11 million, respectively. Amortization expense related to intangible assets for the three and six months ended December 31, 2019 was $0.04 million and $0.07 million, respectively.

The estimated future amortization expense of acquired intangible assets as of December 31, 2020 is as follows (in thousands):

Year Ending June 30,	Amount
2021 (remaining 6 months)	$114
2022	185
2023	143
2024	107
$549

Note 7. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have a monthly maturity that mitigates the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. There were no outstanding foreign currency forward contracts at the end of December 31, 2020 and June 30, 2020.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Foreign currency exchange gain (loss) on foreign contracts	$(253)	$(694)	$(1,163)	$(577)
Foreign currency transactions gain (loss)	219	21	623	(517)

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

The Company had a cash balance of $107.3 million and $107.6 million at December 31, 2020 and June 30, 2020, respectively.

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

The following table summarizes the carrying value and estimated fair value of the Credit Facilities and the 3.75% Convertible Notes (in thousands):

	December 31, 2020		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$78,360	$90,602	$76,398	$65,272
Term Loan Facility	$75,540	$75,540	84,908	84,908
Revolving Credit Facility	$26,713	$26,713	28,001	28,001
Total	$180,613	$192,855	$189,307	$178,181

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2020.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of December 31, 2020.

Guarantees

As of December 31, 2020 and June 30, 2020, the Company had various bank guarantees totaling approximately $1.3 million and $1.0 million, respectively, related to bidding processes with customers.

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of December 31, 2020, $85.0 million of aggregate principal amount was outstanding.

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

The Company was in compliance with the covenants under the Amended Credit Agreement, as amended, as of December 31, 2020. As of December 31, 2020, approximately $26.7 million of aggregate principal amount was outstanding under the Revolving Credit Facility.

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

As of December 31, 2020, approximately $79.9 million aggregate principal amount of the Term Loan was outstanding.

The following table presents the carrying value of the Revolving Credit Facility, the 3.75% Convertible Notes, and the Term Loan (together, the “Notes”) (in thousands):

As of December 31, 2020	Revolving Credit Facility (1)	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$26,713	$85,000	$79,948	$191,661
Unamortized debt costs	—	(1,500)	(695)	(2,195)
Unamortized debt discount	—	(5,141)	(3,713)	(8,854)
Net carrying amount	$26,713	$78,359	$75,540	$180,612
Reported as:
Short-term debt				$12,530
Long-term debt				168,082
Total debt				$180,612

(1)	Unamortized debt costs of $0.8 million recorded in other assets on the consolidated balance sheet.

As of June 30, 2020	Revolving Credit Facility (1)	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$28,001	$85,000	$89,093	$202,094
Unamortized debt costs	—	(1,922)	(874)	(2,796)
Unamortized debt discount	—	(6,680)	(3,311)	(9,991)
Net carrying amount	$28,001	$76,398	$84,908	$189,307
Reported as:
Short-term debt				$—
Long-term debt				189,307
Total debt				$189,307

(1)	Unamortized debt costs of $0.9 million recorded in other assets on the consolidated balance sheet.

A summary of interest expense on the Notes and Credit Facilities is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Interest expense related to contractual interest coupon	$2,795	$3,296	$5,580	$6,158
Interest expense related to amortization of debt discount	1,250	1,053	2,491	2,017
Interest expense related to amortization of debt issuance costs	360	332	717	663
	$4,405	$4,681	$8,788	$8,838

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Cost of revenue	$344	$294	$605	$668
Research and development	292	367	699	740
Selling and marketing	341	423	680	398
General and administrative	1,387	1,065	2,624	2,043
	$2,364	$2,149	$4,608	$3,849

Note 12. Net Income Per Common Share

The Company reports both basic and diluted income per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income	$4,769	$10,710	$5,171	$1,354
Denominator:
Weighted average shares outstanding - basic	92,025	89,517	91,609	89,145
Dilutive effect of potential common shares	1,328	762	998	950
Weighted average shares outstanding - diluted	93,353	90,279	92,607	90,095
Basic net income per share	$0.05	$0.12	$0.06	$0.02
Diluted net income per share	$0.05	$0.12	$0.06	$0.02

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

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2020	2019
Stock options	6,939	6,062
RSUs, PSUs and MSUs	3,174	3,953
	10,113	10,015

3.75% Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes as of December 31, 2020, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net income per common share table above.

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Americas	$25,332	$32,393	$53,356	$61,822
Europe, Middle East, India and Africa	28,015	33,999	56,598	65,599
Asia Pacific, excluding Japan and China	3,958	7,756	13,582	15,415
Japan	15,363	17,619	27,516	32,100
China	24,791	7,059	31,739	13,467
Total	$97,459	$98,826	$182,791	$188,403

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	December 31,	June 30,
	2020	2020
Americas	$11,628	$12,807
Europe, Middle East, India and Africa	352	373
Asia Pacific, excluding Japan and China	81	126
Japan	1,006	1,183
China	706	860
Total	$13,773	$15,349

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

In exchange for a 49% equity interest in the JV, the Company, made in-kind capital contributions of two full radiation oncology systems in the quarter ended December 31, 2019 and one system upgrade in the quarter ended September 30, 2020, all of which was not to be sold and only be used for training purposes by the JV. The investments are reported as an Investment in joint venture on the Company’s consolidated balance sheets. During the quarter ended December 31, 2019, the Company recognized non-operating gain of $13.0 million related to the value of the capital contribution made to the JV during the quarter ended December 31, 2019, which was recorded in other income. During the three and six months ended December 31, 2020, the Company recognized non-cash revenue of $1.4 million with corresponding associated costs of $0.2 million recorded to costs of revenue related to the value of the capital contribution made to the JV during the three and six months ended December 31, 2020.

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. The Company deferred $1.3 million and $1.8 million of intra-entity profit margin as of December 31, 2020 and June 30, 2020, respectively. During the three months ended December 31, 2020, the Company recognized $0.6 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.3 million from sales executed during the period. During the six months ended December 31, 2020, the Company recognized $1.5 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.9 million from system sales executed during the period. The Company’s consolidated accumulated deficit includes $0.9 million of accumulated income related to the Company’s equity method investment.

As of December 31, 2020, the Company’s carrying value of the investment in the JV was $17.0 million. The carrying value of the Company’s investment includes an intra-entity profit of $1.3 million that is not considered in the goodwill assessment of the investment . The Company’s proportional share of the underlying equity in net assets of the JV was approximately $13.8 million. The difference represents equity method goodwill, which was $ $4.5 million at December 31, 2020 and is subject to impairment analysis. No impairment was identified as of December 31, 2020.

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $0.3 million and $0.6 million for the three and six months ended December 31, 2020, respectively, primarily related to foreign taxes. The Company recognized an income tax expense of $0.7 million and $1.3 million for the three and six months ended December 31, 2019, respectively.

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

The following discussion and analysis of our financial condition as of December 31, 2020 and results of operations for the three and six months ended December 31, 2020 and 2019 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the effectiveness of and improvements realized by the CyberKnife S7 System and other upgrades to the CyberKnife Systems, including the multi-leaf collimator, or InCise MLC, and the VOLO Optimizer software upgrade, and their impact on our business; our expectations regarding the effectiveness of and improvements realized by the Synchrony motion tracking and correction technology for the Radixact System and its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including the Radixact System; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; expectations regarding the strategy, regulatory process, timing, income, and impact of our China joint venture on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the COVID-19 pandemic on our financials and business, the business of our customers and suppliers as well as the economy; expectations regarding the timing of deliveries and revenue conversion related to the Class A user license awards in China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the amount of unrecognized tax amounts; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

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

The CyberKnife Systems

The CyberKnife Systems are robotic systems designed to deliver radiosurgery treatments to cancer tumors anywhere in the body. The CyberKnife Systems are the only dedicated, full-body robotic radiosurgery systems on the market. Radiosurgery is an alternative to traditional surgery for tumors and is performed on an outpatient basis in one to five treatment sessions. It enables the treatment of patients who typically might not otherwise be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments. The use of radiosurgery with CyberKnife Systems to treat tumors throughout the body has grown significantly in recent years, but currently only a small portion of the patients who develop tumors treatable with CyberKnife Systems are treated with these systems. A determination of when it may or may not be appropriate to use a CyberKnife System for treatment is at the discretion of the treating physician and depends on the specific patient. However, CyberKnife Systems have historically not been used to treat (1) very large tumors, which are considerably wider than the radiation beam that can be delivered by CyberKnife Systems, (2) diffuse wide-spread disease, as is often the case for late stage cancers, because they are not localized (though CyberKnife Systems might be used to treat a focal area of the disease), and (3) systemic diseases, like leukemia and lymphoma, which are not localized to an organ, but rather involve cells throughout the body.

The CyberKnife S7™ System is the next-generation CyberKnife platform, a robotic, non-invasive radiation therapy device capable of treating cancerous and benign tumors throughout the body, as well as neurologic disorders. The device combines speed, advanced precision, and real-time artificial intelligence (AI)-driven motion tracking and synchronization treatment delivery for all stereotactic radiosurgery (SRS) and stereotactic body radiation therapy (SBRT) treatments. The CyberKnife S7 System, with Synchrony® Motion Synchronization and Real-Time Adaptive Radiotherapy Technology and the VOLO™ Optimizer, facilitates the delivery of accurate, sub-millimeter, (ultra) hypofractionated treatments to tumors throughout the body, even to targets that move. Our CyberKnife S7 Systems have the option of: fixed collimator, Iris Variable Aperture Collimator and/or the InCise Multileaf Collimator (MLC). With the InCise MLC, clinicians can deliver the same precise radiosurgery treatments they have come to expect with the CyberKnife System, faster and for a wider range of tumor types than prior configurations of the CyberKnife System, including larger tumors and those with multiple sites of disease.

In 2018, we introduced the VOLO Optimizer software upgrade for the CyberKnife System. The VOLO optimizer facilitates the development of clinically optimal treatment plans up to 90 percent faster than before and the delivery of the treatment up to an estimated 50 percent faster than before, allowing CyberKnife treatments to typically be performed in 15 to 30 minutes.

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

Most recently, we received 510(k) clearance for our uniquely innovative ClearRT Helical kVCT Imaging technology. ClearRT imaging brings diagnostic-like kVCT imaging quality, the largest imaging field of view available on a radiation delivery system at 50 cm (diameter) by 135 cm (long), and speed, as evidenced by its ability to capture a 1-meter image in only approximately 1 minute.  Furthermore, ClearRT Helical kVCT Imaging can be used directly in the adaptive dose monitoring process, and when required, ClearRT native image sets can be used for new plan creation.

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
•

Greater awareness among doctors and patients of the unique benefits of radiation therapy using TomoTherapy Systems because of their ring gantry architecture, which enables diagnostic-like ClearRT Helical kVCT imaging quality and the ability to deliver treatment from 360 degrees around the patient;

•	Advances in our technology that improve the quality of treatments to stationary or moving tumors and ease of use of TomoTherapy Systems;
•	Greater awareness among doctors of the now-established reliability of TomoTherapy Systems; and
•	Our ability to expand sales of TomoTherapy Systems in countries throughout the world where we do not currently sell or have not historically sold a significant number of TomoTherapy Systems.

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

As of December 31, 2020, our systems were named in 74 out of 90 Class A user licenses awarded by the China National Health Commission. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. During the three months ended December 31, 2020, we began delivery of Class A devices to China and recognized system revenue of approximately $17.9 million in the same period. We currently anticipate system revenue related to the remaining Class A user licenses awarded to date in the next 18 to 24 months. Despite the challenges and uncertainties created by the recent COVID-19 pandemic in China and around the world, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the pandemic does not affect the long-term demand for radiotherapy equipment in China.

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

In July 2019, the JV broke ground on its facility based in Tianjin, China, which we expect will serve as headquarters and home of the sales organization and service operations. Also, in July 2019, the JV received the Radiation Safety License from the China Ministry of Environmental Protection. This license, along with the license to do business in China received in April 2019 and the Medical Device Operating Permit received in June 2019, enables the JV to sell and install our radiation therapy devices in China. As of December 31, 2020, construction of the JV manufacturing facility and internal qualifications were completed and further testing and inspections are expected to be finalized by the fourth quarter of calendar year 2021.

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

In exchange for a 49% equity interest in the JV, we, through Accuray Asia, made in-kind capital contributions consisting of two full radiation oncology systems from our inventory in the quarter ended December 31, 2019 and one system upgrade in the quarter ended September 30, 2020. The investments are reported as an Investment in joint venture on our consolidated balance sheets. In December 31, 2019, we recognized non-operating gain of $13.0 million related to the value of the capital contribution made to the JV during the quarter ended December 31, 2019 and recorded in other income. During the quarter ended September 30, 2020, we recognized non-cash revenue of $1.4 million and associated costs of $0.2 million recorded as cost of sales related to the value of the system upgrade capital contribution made to the JV during the three and six months ended December 31, 2020. This upgrade will be used for training purposes with a useful life of 10 years.

We are applying the equity method of accounting to our ownership interest in the JV as we have the ability to exercise significant influence over the JV but lack controlling financial interest and we are not the primary beneficiary. We recognize revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. We deferred $1.3 million and $1.8 million of intra-entity profit margin as of December 31, 2020 and June 30, 2020, respectively. During the six months ended December 31, 2020, we recognized $1.5 million of previously deferred intra-entity profit margin from system sales and recorded intra-entity profit margin deferral of $0.9 million from system sales executed during the period. Our consolidated accumulated deficit includes $0.9 million of accumulated income related to our equity method investment.

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

Our financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which our backlog converts to revenue in the near-term. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and the first two quarters of 2021 caused by the COVID-19 pandemic, which resulted in year-over-year revenue reduction for these periods. We expect that such delays in deliveries and installations may continue through the end of fiscal 2021 and into fiscal 2022, which could have a negative impact on our revenue during such periods. As a result of timing delays caused by the COVID-19 pandemic, we have experienced disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. We have also experienced increases in customer defaults and delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. We have also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic deepen or worsen or continue for an extended period. As a result, we are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition and results of operations. However, given the uncertainty regarding the spread and severity of COVID-19 and how long the pandemic and the associated public health measures will last, the related financial impact cannot be reasonably estimated at this time. We expect that the impacts on our customers’ businesses and our business will continue until the pandemic subsides and related public health measures are reduced or eliminated.

We continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, the extent to which our operations and financial condition are affected by the COVID-19 pandemic, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic (including the severity of COVID-19 or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate), new or additional actions taken to contain COVID-19 or address its impact and the timing of global recovery and economic normalization, among other uncertainties and other factors identified in “Risk Factors”, may result in delays or modifications to these plans and initiatives. Accordingly, management is carefully evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to the pandemic continues to unfold.

Backlog

As of December 31, 2020, backlog totaled $596.2 million, of which $0.5 million represented upgrades sold through service contracts. As of June 30, 2020, backlog totaled $602.7 million, of which $1.5 million represented upgrades sold through service contracts. The portion of an order that is recognized as other service revenue (for example, Post-Contract Customer Support (“PCS”), installation, training and professional services) is not reported as backlog.

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

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems, including Radixact Systems, and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. The COVID-19 pandemic has adversely impacted the pace at which our backlog converts to revenue in the near-term and we expect this to continue. Although the extent to which the COVID-19 pandemic will impact individual markets could vary based on a number of factors, we have seen and expect to continue to see a higher than normal level of age-outs in the coming quarters as a result.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Gross orders	$75,365	$98,556	$125,893	$177,043
Net age-outs	(34,681)	(8,304)	(60,049)	(44,183)
Cancellations	—	—	(2,405)	(1,778)
Currency impacts and other	1,778	(348)	2,577	(2,197)
Net orders	$42,462	$89,904	$66,016	$128,885
Order backlog at the end of the period	$596,214	$539,357	$596,214	$539,357

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders decreased by $23.2 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily due to a decline in China Class A system orders, as the prior year order volume reflected significant pent-up demand from our end users and distributor, which was triggered by the announcement of the China Class A system quotas back in 2018. In addition, gross order activity during the three months ended December 31, 2020 was adversely impacted by the COVID-19 pandemic, particularly in the Americas region. Accordingly, TomoTherapy System orders and upgrades order volume decreased by $26.1 million and $4.4 million for the three months ended December 31, 2020, respectively, which was offset by an increase of $4.8 million and $1.8 million in CyberKnife System and upgrade orders volume, respectively, driven by the introduction of the latest generation CyberKnife S7 System.

Gross orders decreased by $51.1 million for the six months ended December 31, 2020 as compared to the six months ended December 31, 2019, comparable to the three months period, the decrease is primarily due to a decline in China Class A system orders as the prior year order volume reflected significant pent-up demand from our end users and distributor, which was triggered by the announcement of the China Class A system quotas back in 2018. In addition, gross order activity during the six months ended December 31, 2020 was adversely impacted by the COVID-19 pandemic, particularly in the Americas region. Accordingly, TomoTherapy system order and upgrades order volume decreased by $51.3 million and $4.5 million, respectively, which was offset by an increase of $2.6 million and $1.5 million in CyberKnife System and upgrade orders volume, respectively driven by the introduction of the latest generation CyberKnife S7 System.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders decreased by $47.4 million for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, resulting from a decrease in gross orders of $23.2 million and an increase in age-outs of $26.8 million offset by an increase in age-ins of $0.5 million as well as a $2.1 million favorable foreign currency exchange impact.

•

For the three months ended December 31, 2020 there were $47.3 million of age-outs and $12.6 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period. For the same period last fiscal year, we had $20.4 million of net age-outs and $12.1 million of age-ins. Age-ins offset the gross amount of age-outs in a particular period.

•	There were no cancellations in the three months ended December 31, 2020 and 2019.

•

Foreign currency impacts and other adjustments increased net orders by $1.8 million for the three months ended December 31, 2020 compared to a decrease in net orders by $0.3 for the three months ended December 31, 2019.

Net orders decreased by $62.9 million for the six months ended December 31, 2020, as compared to the six months ended December 31, 2019, resulting from a decrease of gross orders of $51.1 million, an increase in age-outs of $19.3 million an increase in cancellations of $0.6 million, offset by an increase in age-ins of $3.4 million and a favorable impact of foreign currency exchange rates of $4.8 million.

•

For the six months ended December 31, 2020 there were $75.6 million of age-outs and $15.6 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period. For the same period last fiscal year, we had $56.3 million of age-outs and $12.1 million of age-ins. Age-ins offset the gross amount of age-outs in a particular period.

•

There were $2.4 million of cancellations in the six months ended December 31, 2020 as compared to $1.8 million of cancellations in the six months ended December 31, 2019, primarily due to the impact of the COVID-19 pandemic on our customers’ businesses throughout the first quarter of fiscal year 2021. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

Foreign currency impacts and other adjustments increased net orders by $2.6 million for the six months ended December 31, 2020 compared to a decrease in net orders by $2.2 for the three months ended December 31, 2019.

Results of Operations — Three and six months ended December 31, 2020 and 2019

	Three Months Ended December 31,				Six Months Ended December 31,
	2020	2019	Change		2020	2019	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products	$41,805	$43,760	(1,955)	(4)	$73,063	$81,365	(8,302)	(10)
Services	55,654	55,066	588	1	109,728	107,038	2,690	3
Net revenue (a)	97,459	98,826	(1,367)	(1)	182,791	188,403	(5,612)	(3)
Gross profit	40,831	37,900	2,931	8	76,234	70,843	5,391	8
Products gross profit	18,703	19,242	(539)	(3)	31,535	35,277	(3,742)	(11)
Services gross profit	22,128	18,658	3,470	19	44,699	35,566	9,133	26
Research and development expenses	11,956	13,064	(1,108)	(8)	24,104	26,405	(2,301)	(9)
Selling and marketing expenses	10,348	11,327	(979)	(9)	19,246	24,593	(5,347)	(22)
General and administrative expenses	10,328	9,886	442	4	19,217	20,502	(1,285)	(6)
Income on equity method investment, net	(1,117)	—	(1,117)	—	(1,089)	—	(1,089)	—
Other expense (income), net	4,260	(7,766)	12,026	(155)	8,954	(3,327)	12,281	(369)
Provision for income taxes	287	679	(392)	(58)	631	1,316	(685)	(52)
Net income	$4,769	$10,710	(5,941)	55	$5,171	$1,354	3,817	(282)

(a)

Includes sales to the China joint venture, an equity method investment of $4,632 and $9,583 for the three and six months ended December 31, 2020 and $2,643 and $6,460 for the three and six months ended December 31, 2019, respectively. See Note 14. to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Revenue

Products Net Revenue

Products net revenue decreased by $2.0 million for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, due to a decrease in unit sales volume as a result of delays in order conversion, primarily caused by the COVID-19 pandemic. The impact of revenue conversion delay was partially offset by $21.0 million of system revenue recognized in China, which was primarily driven by the commencement of Class A system shipments.

Product net revenue decreased by $8.3 million for the six months ended December 31, 2020, as compared to the six months ended December 31, 2019, primarily due to a decrease in unit volume sales.

Services Net Revenue

Services net revenue increased by $0.6 million for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, primarily due to an increase in contract service revenue of $0.8 million offset by a decrease of $0.2 million in spare parts and upgrade revenue.

Services net revenue increased by $2.7 million for the six months ended December 31, 2020, as compared to the six months ended December 31, 2019, primarily due to an increase in contract service revenue and training revenue of $1.8 million and an increase in upgrade revenue of $0.9 million.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net revenue	$97,459	$98,826	$182,791	$188,403
Americas	26%	33%	29%	33%
Europe, Middle East, India and Africa	29%	34%	31%	35%
Asia Pacific, excluding Japan and China	4%	8%	7%	8%
Japan	16%	18%	16%	17%
China	25%	7%	17%	7%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue increased for the three and six months ended December 31, 2020 as compared to the same period in the last fiscal year, mainly driven by an increase in revenue from China.

Gross Profit

Overall gross profit for the three months ended December 31, 2020 increased by $2.9 million, or 8%, as compared to the three months ended December 31, 2019, due to an increase in service gross profit of $3.5 million, or 19%, driven by a material reduction in service parts consumption as well as a decrease in travel expenses due to decreased travel as a result of travel restrictions in connection with the COVID-19 pandemic, and an increase in service contract revenue from an increase in installed base, offset by a decrease in product gross profit of $0.5 million, or 3%, driven by lower system unit sales volume.

Overall gross profit for the six months ended December 31, 2020 increased by $5.4 million, or 8%, as compared to the six months ended December 31, 2019, due to an increase in service gross profit of $9.1 million, or 26%, driven by a material reduction in service parts consumption as well as a decrease in travel expenses due to decreased travel as a result of travel restrictions in connection with the COVID-19 pandemic, and an increase in contract service revenue and upgrade revenue from an increase in installed base, offset by a decrease in product gross profit of $3.7 million, or 11%, driven by lower system unit sales volume.

Research and Development

Research and development expenses decreased by $1.1 million, or 8%, for the three months ended December 31, 2020, as compared to the same period in the prior fiscal year. The decrease was driven by a decrease of $0.6 million in compensation and employee benefits as a result of lower headcount and a chargeback to the JV related to a research and development project, a decrease of $0.3 million in travel expenses due to decreased travel as a result of travel restrictions in connection with the COVID-19 pandemic and a decrease of $0.2 million in depreciation and facilities operating cost and a decrease of $0.1 million in outside service.

Research and development expenses decreased by $2.3 million, or 9%, for the six months ended December 31, 2020, as compared to the same period in the prior fiscal year. The decrease was driven by a decrease of $1.2 million in compensation and employee benefits as a result of lower headcount and a chargeback to the JV related to a research and development project, a decrease of $0.5 million in travel expenses due to decreased travel as a result of travel restrictions in connection with the COVID-19 pandemic and a decrease of $.6 million in facilities expenses.

Selling and Marketing

Selling and marketing expenses decreased by $1.0 million, or 9%, for the three months ended December 31, 2020, as compared to the same period in the prior fiscal year. The decrease was primarily driven by a decrease of $0.8 million in travel expenses due to decreased travel as a result of travel restrictions in connection with the COVID-19 pandemic and a decrease of $0.3 million due to lower compensation, employee benefits and sales commission expenses.

Selling and marketing expenses decreased by $5.4 million, or 22%, for the six months ended December 31, 2020, as compared to the same period in the prior fiscal year. The decrease was primarily driven by a decrease of $2.7 million due to the lower cost of key trade shows that were held virtually because of COVID-19, a decrease of $1.5 million in travel expenses, $0.8 million decrease in salary and employee benefits including stock-based compensation driven by lower headcount and $0.3 million decrease in operational costs.

General and Administrative

General and administrative expenses increased by $0.4 million, or 4%, for the three months ended December 31, 2020, as compared to the same period in the prior fiscal year. The increase is attributed to a benefit of $1.6 million from the conclusion of customs duty audit in same period last year and an increase of $0.3 million in bonus, compensation and employee benefit payments for the three months ended December 31, 2020, offset by a decrease in expense for allowance for doubtful accounts of $0.7 million, a decrease in legal, outside services and board of directors’ fees of $0.6 million, and a decrease of $0.2 million in travel and operating costs.

General and administrative expenses decreased by $1.3 million, or 6%, for the six months ended December 31, 2020, as compared to the same period in the prior fiscal year. The decrease was primarily due to a decrease in expense for allowance for doubtful accounts of $1.3 million, a decrease in legal, outside services and board of directors’ fees of $1.4 million and a decrease of $0.3 million in travel expenses offset by a benefit of $1.6 million from the conclusion of a customs duty audit in the same period last year.

Income on equity method investment, net

Income on equity method investment was $1.1 million during both of the three and six months ended December 31, 2020, as compared to no income on equity method investment for same periods in the prior fiscal year.

Other Expense (Income), net

Other expense (income), net decreased by $12.0 million for the three months ended December 31, 2020, as compared to the same period in the prior fiscal year. The decrease was due to a non-cash gain of $13.0 million related to the value of the Accuray systems contributed to the JV recorded in the same period in the prior fiscal year offset by an increase of $0.6 million in net foreign currency exchange gain and a decrease of $0.3 million in interest expense.

Other expense (income), net decreased by $12.3 million for the six months ended December 31, 2020, as compared to the same period in the prior fiscal year. The decrease was due to a non-cash gain of $13.0 million related to the value of the Accuray systems contributed to the JV recorded in the same period in the prior fiscal year offset by an increase of $0.6 million in net foreign currency exchange gain and a decrease of $0.1 million in interest expense.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income tax expense of $0.3 million and $0.6 million for the three and six months ended December 31, 2020 and $0.7 million and $1.3 million for the three and six months ended December 31, 2019, respectively. The decrease in income tax expense in the current quarter and year to date period was due to lower foreign earnings in the three months and six months period ended December 31, 2020 as compared to the three and six months ended December 31, 2019.

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

Liquidity and Capital Resources

As of December 31, 2020, we had $107.3 million in cash and cash equivalents. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of December 31, 2020. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

Our liquidity and cash flows could be materially impacted by the diversion of customer resources to the response to the COVID-19 pandemic and delays in payments from customers and could be further impacted by additional and prolonged delays in payments from customers, the potential of extended "shelter in place" and social distancing orders or advisories, facility closures, or other reasons related to the COVID-19 pandemic. As of December 31, 2020, the extent to which COVID-19 is likely to materially impact our liquidity in the future remains uncertain. As precautionary measures to increase our cash position and preserve financial flexibility in view of the ongoing uncertainty resulting from the COVID-19 pandemic, we (i) executed temporary salary reductions for our Chief Executive Officer and each of our Senior Vice Presidents, which was effective June 1, 2020 through December 31, 2020, (ii) eliminated all Board and committee retainers for the period beginning July 1, 2020 through December 31, 2020, (iii) eliminated all awards under the Company Bonus Plan for the fiscal 2020 performance period, other than those that were contractually guaranteed, (iv) implemented a cost saving initiative designed to reduce operating costs through the elimination of approximately 3 percent of our global workforce, (v) amended the credit and security agreements related to our Revolving Credit Facility and Term Loan to modify certain financial covenant requirements and (vi) suspended the 401(k) match program for all employees from June 1, 2020 through December 31, 2020. As of January 1, 2021, our Chief Executive Officer and each of our Senior Vice Presidents salaries were restored to the base salary levels that were in effect for such officer as of October 2019, all as disclosed in the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 1, 2020 (the “Proxy Statement”). In addition, as of January 1, 2021, the Board and Committee retainers for our Board were restored to the amounts in effect prior to their temporary elimination, as disclosed in the Proxy Statement. Finally, the Company also reinstated the employer 401(k) match program for all eligible employees as of January 1, 2021.

To protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2021.

In addition, we are unable to predict with certainty the impact of the COVID-19 pandemic on our ability to maintain compliance with the debt covenants contained in the credit and security agreements related to our Revolving Credit Facility and Term Loan, including financial covenants regarding the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. While we were in compliance with such covenants for the quarter ended December 31, 2020, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the applicable credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

As of December 31, 2020, we had approximately $63.6 million of cash and cash equivalents in our foreign subsidiaries. If such funds were repatriated, there could be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Our cash flows for six months ended December 31, 2020 and 2019 are summarized as follows (in thousands):

	Six Months Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$16,414	$(8,167)
Net cash used in investing activities	(1,246)	(2,533)
Net cash (used in) provided by financing activities	(11,023)	22,884
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,298	28
Net increase in cash, cash equivalents and restricted cash	$7,443	$12,212

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $16.4 million during the six months ended December 31, 2020. The net cash provided by operating activities resulted primarily from a net income of $5.2 million, non-cash items of $11.1 million and net change in operating assets and liabilities of $0.1 million.

•

Non-cash items primarily consisted of an in-kind system upgrade contribution to the JV of $1.4 million, income from equity method investment of $1.1 million, a recovery of allowance for doubtful accounts of $0.5 million and a release of intra-entity profit deferral from transactions with the JV of $0.6 million, offset by share-based compensation expense of $4.6 million, depreciation and amortization expense of $3.3 million, non-cash interest expense on debt of $2.5 million, amortization of debt issuance cost of $0.7 million and inventories write-down of $3.5 million; and

•

The net change in operating assets and liabilities of $0.1 million was primarily due to an increase in inventories of $6.8 million driven by anticipated deliveries related to the China Class A user license awards of systems, a decrease in accounts payable of $12.1 million, a decrease in customer advances of $3.6 million and a decrease in deferred revenue of $6.7 million, offset by receivables collection resulting in a decrease in accounts receivable of $26.7 million, an increase in compensation related accrued liabilities of $2.1 million and a decrease of $0.7 million in prepaid expense and other assets.

Cash Flows from Investing Activities

Net cash used by investing activities was $1.2 million for the six months ended December 31, 2020 mainly related to the purchase of property and equipment and additional investment in the joint venture of $0.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended December 31, 2020 was $11.0 million primarily due to the prepayment of $10.0 million of the principal amount outstanding on our Term Loan, as well as an amendment fee of $0.5 million, net repayments on our Revolving Credit Facility of $1.3 million and $0.3 million taxes paid related to net settlement of equity awards offset by $1.1 million proceeds from stock purchase plan and option exercises.

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

We believe that our current cash and cash equivalents balance will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, or we believe market conditions are favorable, we may seek to sell additional equity or debt securities or enter into additional credit facilities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended December 31, 2020 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020 and June 30, 2020.

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

During the three and six months ended December 31, 2020, we considered our estimated corporate bonus accrual to be a critical accounting estimate. Our bonus accrual for each quarter of the first half of the fiscal year is based on attainment of a net revenue and total cash metric; however, our bonus accrual for each quarter of the second half of the fiscal year is based on our performance against individual and defined corporate metrics: net revenue, adjusted EBITDA and gross orders to backlog. Our financial results are affected by the selection and application of accounting policies and methods.

In the three and six months ended December 31, 2020, other than as described above, there have been no changes to the critical accounting policies and estimates, which we believe are those related to revenue recognition, business combinations and assessment of recoverability of goodwill and intangible assets, valuation of inventories, share based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three and six months ended December 31, 2020, one customer represented 10% or more of total net revenue and no customer represented 10% or more of total net revenue for the three and six months ended December 31, 2019. As of December 31, 2020, we had one customer that accounted for more than 10% of our total accounts receivable, net. We had no customer that accounted for more than 10% of our total accounts receivable, net as of December 31, 2019.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. As of December 31, 2020, we are not engaged in any such hedging transactions and have no open forward contracts as all of our open positions had been settled.

The purpose of forward contracts is to minimize the risk associated with foreign exchange rate fluctuations. We have developed a foreign exchange policy to govern our forward contracts. Foreign currency forward contracts do not qualify as cash flow hedges and all changes in fair value are reported in earnings as part of other expenses, net. We have not entered into any other types of derivative financial instruments for trading or speculative purpose. Our foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment.

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of December 31, 2020, borrowings under the Term Loan totaled $75.5 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $26.7 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remain at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.5 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in Part II, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:

Risks related to our business and results of operations

•	The effect of the COVID-19 pandemic could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.
•	If our products do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.
•	Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and services.
•	We have outstanding indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
•	Our operating results, including our quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price.
•

Our industry is subject to intense competition and rapid technological change. If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products may become obsolete or less useful and our operating results will suffer.

•	International sales of our products account for a significant portion of our revenue, which exposes us to risks inherent in international operations.
•

Enhanced international tariffs that affect our products or components within our products, other trade barriers or a global trade war could increase our costs and materially and adversely affect our business operations and financial condition.

•

We face risks related to the current global economic environment, which could adversely affect our business, financial condition and results of operations by, among other things, delaying or preventing our customers from obtaining financing to purchase our products and implement the required facilities to house our systems.

•	The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our operations.
•

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

•	If we are unable to develop new products or enhance existing products to meet our customers’ needs and compete favorably in the market, we may be unable to attract or retain customers.
•	If we do not effectively manage our growth, our business may be significantly harmed.
•	We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management’s attention and harm our business.

•	Our reliance on single‑source suppliers for critical components of our products could harm our ability to meet demand for our products in a timely and cost effective manner.
•

We depend on key employees, the loss of whom would adversely affect our business. If we fail to attract and retain employees with the expertise required for our business, we may be unable to continue to grow our business.

•	Disruption of critical information technology systems, infrastructure and data or cyberattacks could harm our business and financial condition.
•

Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy, cyber security and data protection in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

•

If third‑party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of our products or if the number of patients covered by health insurance reduces, demand for our products and our revenue could be adversely affected.

•	The safety and efficacy of our products for certain uses is not yet supported by long‑term clinical data, and our products may therefore prove to be less safe and effective than initially thought.
•	We rely on third parties to perform spare parts shipping and other logistics functions on our behalf. A failure or disruption at our logistics providers would adversely impact our business.
•	Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our product.
•	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
•	It is difficult and costly to protect our intellectual property and our proprietary technologies and we may not be able to ensure their protection.
•	Unfavorable results of legal proceedings could materially and adversely affect our financial condition.
•

Because the majority of our product revenue is derived from sales of the CyberKnife and TomoTherapy Systems, which have a long and variable sales and installation cycle, our revenues and cash flows may be volatile and difficult to predict.

•

We depend on third‑party distributors to market and distribute our products in international markets. If our distributors fail to successfully market and distribute our products, our business will be materially harmed.

•

The high unit price of the CyberKnife and TomoTherapy Systems, as well as other factors, may contribute to substantial fluctuations in our operating results, which could adversely affect our stock price.

•

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher days sales outstanding, reduced cash flows in a particular period and greater payment defaults.

•

We may attempt to acquire new businesses, products or technologies, or enter into strategic collaborations or alliances, including forming joint ventures, and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

•	Multiple factors may adversely affect our ability to fully utilize certain tax loss carryforwards.
•	We are subject to the tax laws of various foreign jurisdictions, which are subject to unanticipated changes and interpretation and could harm our future results.
•	Our results may be impacted by changes in foreign currency exchange rates.

•

If we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial results could be impaired and current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

•	Our liquidity could be adversely impacted by adverse conditions in the financial markets.
•	Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

Risks related to the regulation of our products and business

•

Modifications, upgrades, new indications and future products related to our products may require new FDA 510(k) clearances or premarket approvals and similar licensing or approvals in international markets. Such modifications, or any defects in design, manufacture or labeling may require us to recall or cease marketing the affected systems or software until approvals or clearances are obtained.

•	We are subject to federal, state and foreign laws and regulations applicable to our operations, the violation of which could result in substantial penalties and harm our business.
•	If we or our distributors do not obtain and maintain the necessary regulatory approvals in a specific country, we will not be able to market and sell our products in that country.
•	Healthcare reform legislation could adversely affect demand for our products, our revenue and our financial condition.
•	Regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

Risks related to our common stock

•	The price of our common stock is volatile and may continue to fluctuate significantly, which could lead to losses for stockholders.
•	The sale of material amounts of common stock by our stockholders could encourage short sales by third parties and depress the price of our common stock.
•	Future issuances of shares of our common stock could dilute the ownership interests of our stockholders.
•	The conditional conversion features of the 3.75% Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
•

Provisions in the indenture for the 3.75% Convertible Notes, the credit agreement for our Revolving Credit Facility, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

General Risks

•

Our operations are vulnerable to interruption or loss because of natural disasters, global or regional health pandemics or epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

•	Changes in interpretation or application of generally accepted accounting principles may adversely affect our operating results.
•	We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future.

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

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and has subsequently been declared as a worldwide pandemic, which has affected global operations and global supply chains. In addition, it has been reported that there are new strains of COVID-19 which could be more contagious. The pandemic continues to grow and related government and private sector responsive actions have impacted and will likely continue to adversely affect our business operations. It is impossible to predict the potential spread of COVID-19 globally and the full extent of the effects that it may have on our business, operations, financial condition or the economy.

Governments, public institutions, and other organizations are taking certain preventative or protective measures to combat the spread of the pandemic and a rise in cases, including implementation of travel restrictions or bans and closure of non-essential businesses as well as limitations on public gatherings and other social distancing and shelter-in-place measures. While we are unable to predict the full impact of the pandemic, we are closely monitoring the spread of COVID-19 and are continually assessing its potential effects on our business. As a result of timing delays caused by the COVID-19 pandemic, we have experienced disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions. We have also experienced increases in customer defaults and delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. A few customers have also requested to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, as the pandemic and its effects continue, more customers may ask for the same, particularly, if the effects of the COVID-19 pandemic deepen or worsen. Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2021. In addition, other impacts of the COVID-19 pandemic may include significant and unpredictable reductions in the demand for our products, a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; disruptions in our supply chain or a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products; or closures of our key facilities or the facilities of our customers or suppliers. Further, a lack of coordinated response on risk mitigation and vaccination deployment with respect to the COVID-19 pandemic on a local or federal level could result in significant increases to the duration and severity of the pandemic in the United States as compared to the rest of the world and could have a corresponding negative impact on our business. These impacts and others that have resulted as a result of the COVID-19 pandemic and the unprecedented measures to slow the spread of the virus globally have had and will continue to have a negative impact on our business, operations and financial condition.

We are also experiencing a global economic slowdown as a result of the COVID-19 pandemic, which may result in an incremental adverse impact on our revenue, net income (loss) and cash flow and may require significant additional expenditures to mitigate such impacts. The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The extent to which our operations and financial condition are affected by COVID-19, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic (including the severity of increases or spikes in the number of COVID-19 cases in areas in which we operate), new or additional actions taken to contain COVID-19 or address its impact and the timing of global recovery and economic normalization, among others. The situation is developing rapidly and additional impacts may arise that we are not aware of currently, however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

As of December 31, 2020, we had an accumulated deficit of $476.5 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

As of December 31, 2020, we had total consolidated liabilities of approximately $400.4 million; including long-term liability components of the 3.75% Convertible Notes of $78.4 million, and the Revolving Credit Facility of $26.7 million and the Term Loan of $75.5 million, of which $12.5 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur. In addition, we have experienced delays in orders and installations due to the impact of the COVID-19 pandemic at our customer sites. To protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time.

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic has adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and into fiscal 2021 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. We expect that such delays in deliveries and installations will continue to some degree through the end of fiscal 2021, which could have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

•	economic or political instability, including volatility related to the COVID-19 pandemic;
•	delays in the customer obtaining or inability of a customer to obtain funding or financing;
•	delays in construction at the customer site and delays in installation;
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

•	the proportion of revenue attributable to orders placed by our distributors, which may be more difficult to forecast due to factors outside our control.

Our operating results may also be affected by a number of other factors, some of which are outside of our control, including:

•	delays in business operations of our customers or vendors, construction at customer sites and installation, including such delays caused by the impact of the COVID-19 pandemic;
•	timing and level of expenditures associated with new product development activities;
•	regulatory requirements in some states for a certificate of need prior to the installation of a radiation device or foreign regulatory approvals, such as Class A or Class B user licenses in China;
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

We consider the competition for the CyberKnife and TomoTherapy Systems to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc. (“Varian”), which announced it was to be acquired by Siemens Healthineers in a transaction that is expected to close in the first half of calendar year 2021, Elekta AB (“Elekta”), BrainLAB AG and ViewRay, Inc. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. For example, Varian announced in 2012 a line of C‑arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife Systems. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures. In May 2017, Varian launched a radiation therapy product called Halcyon which they have positioned against our TomoTherapy product line.

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

•

effective compliance with privacy, data protection and information security laws, such as the European Union General Data Protection Regulation (the “GDPR”) and California Consumer Privacy Act (the “CCPA”), as it may be modified by the California Privacy Rights Act;

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

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife Systems, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the U.S. and Chinese leaders. Although the U.S. and China signed an initial trade deal in January 2020 and China announced a one year tariff exemption for medical linear accelerators in September 2019 (which was further extended at the end of September 2020), there has been a change in the U.S. presidential administration and, for that, and other reasons, there is no assurance that the trade deal will be signed or that the exemption on medical linear accelerators will continue beyond the extended term or that we will continue to qualify for such exemption. Additionally, the U.S. has threatened to impose tariffs on goods imported from other countries, which could also impact our or our customers’ operations. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, the Trump administration initiated the imposition of tariffs on certain foreign products, including from China, that have resulted in and may result in future retaliatory tariffs on U.S. goods and products. While there has been a change in the U.S. presidential administration, we cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. If economic conditions worsen or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, uncertain credit markets and concerns regarding the availability of credit, including concerns related to the recent COVID-19 pandemic, could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers, and delays associated with the ongoing COVID-19 pandemic. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the ongoing global COVID-19 pandemic and Brexit, has caused, and may continue to cause, uncertainty in the global markets. The risks related to the COVID-19 pandemic are discussed in more detail in our risk factor entitled “The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers and suppliers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.” The risks related to Brexit are discussed in more detail in our risk factor entitled “The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our operations.”

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our operations.

On January 31, 2020, the UK formally withdrew from the EU and entered into a new trade agreement with the EU that took effect on January 1, 2021. The withdrawal of the UK from the EU has created significant uncertainty about the future relationship between the UK and the EU.

Brexit has caused, and may continue to cause, uncertainty in the global markets. The effects of Brexit will also depend on any additional agreements the UK reaches to retain access to EU markets. There is significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace, including those governing manufacturing, labor, environmental, data protection/privacy, competition, medical sales and advertising and other matters applicable to the medical device industry. In addition, as a result of Brexit, the movement of goods between the UK and the remaining member states of the EU will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Moreover, currency volatility could drive a weaker pound which could result in a decrease in the profitability of our sales in the UK. Any adjustments we make to our business and operations as a result of Brexit could result in significant expense and take significant time to complete.

While we have not experienced any material financial impact from Brexit on sales within the UK to date, we cannot predict its future implications. The withdrawal of the UK from the EU and full implementation of the new trade agreement could result in changes that impact our business, including potentially requiring us to obtain new registrations for our products that are sold into the UK. For example, currently, the UK will recognize the existing EU CE Mark for medical devices until June 30, 2023 to provide companies time to obtain UK product registrations as necessary. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory and other negotiations the UK conducts as well as its enactment, interpretation and enforcement of new laws and regulations, such as the UK Data Protection Act, which substantially implements the GDPR in the UK, and other UK data protection laws or regulations that may develop in the medium to longer term, affecting matters such as data transfers to and from the UK. We continue to monitor and review the impact of any resulting changes to EU or UK law that could affect our operations.

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. In the first half of fiscal year 2021, we voluntarily initiated one recall on the TomoTherapy system related to a software issue that was reported to the FDA and we have requested closure from FDA for the remaining open recalls. We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to privacy, cyber security and data protection laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has consumer protection authority, including regarding privacy and cyber security. In Europe, the GDPR, which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, a Data Protection Bill that substantially implements the GDPR became law in May 2018 as well.

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

Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was approved by California voters in November 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the U.S., which could create the potential for a patchwork of overlapping but different state laws. The restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

Because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units shipped each quarter, each shipment of a CyberKnife or TomoTherapy System can represent a significant percentage of our revenue for a particular quarter. Therefore, if we do not ship a CyberKnife or TomoTherapy System when anticipated, we will not be able to recognize the associated revenue and our operating results will vary significantly from our expectations. This is of particular concern when the economic environment is volatile, such as the current economic environment.  For example, during periods of severe economic volatility, such as during the COVID-19 pandemic, we have had experiences with customers cancelling or postponing orders for our CyberKnife and TomoTherapy Systems and delaying any required build‑outs. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher days sales outstanding, reduced cash flows in a particular period and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of December 31, 2020, customer contracts with extended payment terms of more than one year amounted to approximately 8% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and, as the effects of the pandemic continue and deepen, may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

As of December 31, 2020, we had approximately $310.1 million and $131.1 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2022 for state purposes. In addition, as of December 31, 2020, we had federal and state research and development tax credit carryforwards of approximately $21.8 million and $19.7 million, respectively. Such research credits for federal tax purposes and in states other than California will begin to expire starting in 2022, while the California research credits have no expiration date. The Tax Act legislation, as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), among other things, includes changes to the rules governing net operating losses. Net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account) when utilized in tax years beginning after December 31, 2020. It is uncertain if and to what extent various states will conform to the Tax Act or CARES Act. In addition, utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

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

At December 31, 2020, we had $107.3 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

The CyberKnife and TomoTherapy Systems as well as the Precision Treatment Planning and iDMS Data Management System software are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including the FDA. The FDA cleared the latest imaging feature for the Radixact Treatment Delivery System, ClearRTTM, under K202412 on December 18, 2020. The FDA regulates virtually all aspects of a medical device design, development, testing manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Additionally, outside of the United States, our products are subject to clearances and approvals by foreign governmental agencies similar to the FDA. In order to market our products internationally, we must obtain licenses or approvals from these governmental agencies, which could include local requirements, safety standards, testing or certifications, and can be time consuming, burdensome and uncertain. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA or any foreign governmental agency in a timely fashion, if at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by Health Care and Education Reconciliation Act (collectively, the “ACA”) were signed into law. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. In particular, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On November 10, 2020, the United States Supreme Court heard oral arguments on this case and plans to make a decision before the summer of 2021. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

The ACA includes a large number of health related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost‑effective care and a reduction of inefficiencies and waste and including new tools to address fraud and abuse. The laws also include a decrease in the annual rate of inflation for Medicare payments to hospitals and the establishment of an independent payment advisory board to suggest methods of reducing the rate of growth in Medicare spending. We do not yet know the full impact that the ACA will have on our business. The expansion in the government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by third-party payors for our products, or reduced volume of medical procedures conducted with our products, all of which could have a material adverse effect on our business, financial condition and results of operations. The Tax Act was signed into law in December 2017, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. However, with the new administration, the federal government may take further action regarding the ACA, including, but not limited to, reversing the changes implemented by the prior administration and expanding access to coverage under the ACA. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, since the adoption of the ACA, other legislation designed to keep federal healthcare costs down has been proposed or passed. For example, under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, Medicare payments for all items and services under Parts A and B incurred on or after April 1, 2013 have been reduced by up to 2%. Future federal legislation may impose further limitations on the coverage or amounts of reimbursement available for our products from governmental agencies or third‑party payors. These limitations could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations.

Since the enactment of the ACA, CMS continues its efforts to move away from fee for service payments for furnishing items and services in Medicare. On September 18, 2020 CMS released the Medicare Program; Specialty Care Models to Improve Quality of Care and Reduce Expenditures final rule. Within this rule, CMS finalized the implementation of a Radiation Oncology Alternative Payment Model (RO-APM). The RO-APM is a mandatory model that is intended to test whether changing the from a traditional volume-based fee-for-service payment model to a prospective, site neutral, modality agnostic, episode-based payment model will reduce Medicare expenditures while preserving or enhancing the quality of care. This model requires participation from 30% of all eligible Medicare fee-for-service radiation therapy episodes and, with a few minor exceptions, radiotherapy providers who are selected by CMS will be required to participate in this model. The RO-APM has a five-year model performance period that begins on January 1, 2022 and runs through December 31, 2026. It is unclear what impact, if any, the RO-APM and other government payer initiatives will have on our business and operating results, but uncertainties surrounding the new payment model or other initiatives could pause or otherwise delay the purchase of our products by our customers and any resulting decrease in reimbursement to our customers may result in reduced demand for our services.

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

The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to new news on the COVID-19 pandemic. In addition, the trading prices of the stock of technology companies of our size can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of these companies. Our stock price has experienced periods of volatility. Broad market fluctuations may also harm our stock price. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Any negative change in the public’s perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

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

General Risks

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1‡	Executive Employment Agreement by and between Registrant and Shig Hamamatsu, dated January 1, 2021.					X

10.2‡	Executive Employment Agreement by and between Registrant and Suzanne Winter, dated January 1, 2021.					X

10.3‡	Executive Employment Agreement by and between Registrant and Patrick Spine, dated January 1, 2021.					X

10.4‡	Executive Employment Agreement by and between Registrant and Jesse Chew, dated January 1, 2021.					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

‡	Management contract or compensatory plan or arrangement.
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

Date: February 1, 2021
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shig Hamamatsu
Shig Hamamatsu
Chief Financial Officer
(Principal Financial Officer)