Form 10-Q
period 2021-03-31
ACCURAY INC
filed 2021-04-30
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 27, 2021, there were 93,260,654 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Accuray Incorporated

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$126,335	$107,577
Restricted cash	3,811	997
Accounts receivable, net of allowance for doubtful accounts of $1,154 and $1,268 as of March 31, 2021 and June 30, 2020, respectively (a)	69,914	90,599
Inventories	136,854	134,374
Prepaid expenses and other current assets (b)	21,030	21,227
Deferred cost of revenue	1,440	2,712
Total current assets	359,384	357,486
Property and equipment, net	12,327	15,349
Investment in joint venture	16,579	13,929
Operating lease right-of-use assets, net	24,066	28,647
Goodwill	57,909	57,717
Intangible assets, net	492	663
Restricted cash	1,310	1,337
Other assets	14,759	15,799
Total assets	$486,826	$490,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,869	$23,126
Accrued compensation	21,217	17,963
Operating lease liabilities, current	8,455	8,224
Other accrued liabilities	22,745	27,180
Customer advances	23,231	22,571
Deferred revenue	80,677	83,207
Short-term debt	18,942	—
Total current liabilities	193,136	182,271
Long-term liabilities:
Operating lease liabilities, non-current	18,888	24,173
Long-term other liabilities	8,950	7,416
Deferred revenue	23,212	24,125
Long-term debt	164,090	189,307
Total liabilities	408,276	427,292
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; authorized: 200,000,000 shares as of March 31, 2021 and June 30, 2020, respectively; issued and outstanding: 93,260,654 and 91,178,108 shares at March 31, 2021 and June 30, 2020, respectively	93	91
Additional paid-in-capital	554,673	545,741
Accumulated other comprehensive income (loss)	716	(484)
Accumulated deficit	(476,932)	(481,713)
Total stockholders' equity	78,550	63,635
Total liabilities and stockholders' equity	$486,826	$490,927

(a)	Includes trade receivable from the China joint venture of $2,344 and $3,039 at March 31, 2021 and June 30, 2020, respectively. See Note 14.
(b)	Includes other receivable from the China joint venture of $430 and $0 at March 31, 2021 and June 30, 2020, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net revenue:
Products	$47,439	$45,527	$120,502	$126,892
Services	55,123	54,021	164,851	161,059
Total net revenue (a)	102,562	99,548	285,353	287,951
Cost of revenue:
Cost of products	27,709	27,573	69,237	73,661
Cost of services	35,311	32,842	100,340	104,314
Total cost of revenue (b)	63,020	60,415	169,577	177,975
Gross profit	39,542	39,133	115,776	109,976
Operating expenses:
Research and development (c)	13,268	11,164	37,372	37,569
Selling and marketing	10,567	11,106	29,813	35,699
General and administrative	11,281	8,894	30,498	29,396
Total operating expenses	35,116	31,164	97,683	102,664
Income from operations	4,426	7,969	18,093	7,312
Income (loss) on equity method investment, net	(68)	222	1,021	222
Other (expense) income, net	(4,027)	(5,281)	(12,981)	(1,954)
Income before provision for income taxes	331	2,910	6,133	5,580
Provision for income taxes	721	285	1,352	1,601
Net income (loss)	$(390)	$2,625	$4,781	$3,979
Net income (loss) per share - basic	$(0.00)	$0.03	$0.05	$0.04
Net income (loss) per share - diluted	$(0.00)	$0.03	$0.05	$0.04
Weighted average common shares used in computing net income per share:
Basic	93,123	90,476	92,106	89,585
Diluted	93,123	90,855	93,422	90,429
Net income	$(390)	$2,625	$4,781	$3,979
Foreign currency translation adjustment	(2,102)	(628)	1,199	(769)
Comprehensive income (loss)	$(2,492)	$1,997	$5,980	$3,210

(a)

Includes sales to the China joint venture, an equity method investment of $6,568 and $16,151 for the three and nine months ended March 31, 2021 and $6,145 and $12,605 for the three and nine months ended March 31, 2020, respectively. See Note 14.

(b)

Includes cost of revenue from sales to the China joint venture, an equity method investment of $2,387 and $7,088 for the three and nine months ended March 31, 2021, respectively, and of $4,350 and $8,980 for the three and nine months ended March 31, 2020, respectively.

(c)

Includes chargeback to the China joint venture, an equity method investment related to research and development project of $0 and $430 for the three and nine months ended March 31, 2021, respectively, and no chargeback for the three and nine months ended March 31, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2020	91,178,108	$91	$545,741	$(484)	$(481,713)	$63,635
Issuance of restricted stock	95,575	—	—	—	—	—
Share-based compensation	—	—	1,910	—	—	1,910
Net income	—	—	—	—	402	402
Cumulative translation adjustment	—	—	—	1,493	—	1,493
Balance at September 30, 2020	91,273,683	$91	$547,651	$1,009	$(481,311)	$67,440
Exercise of stock options, net	17,175	—	66			$66
Issuance of restricted stock	1,117,816	—	(343)	—	—	(343)
Issuance of common stock under employee stock purchase plan	580,663	1	1,041	—	—	1,042
Share-based compensation	—	—	2,995	—	—	2,995
Net income	—	—	—	—	4,769	4,769
Cumulative translation adjustment	—	—	—	1,809	—	1,809
Balance at December 31, 2020	92,989,337	$92	$551,410	$2,818	$(476,542)	$77,778
Exercise of stock options, net	191,833	$1	$789			790
Issuance of restricted stock	79,484	—	—	—	—	—
Share-based compensation	—	—	2,474	—	—	2,474
Net loss	—	—	—	—	(390)	(390)
Cumulative translation adjustment	—	—	—	(2,102)	—	(2,102)
Balance at March 31, 2021	93,260,654	$93	$554,673	$716	$(476,932)	$78,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income /	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2019	88,521,511	$89	$535,332	$(10)	$(485,540)	$49,871
Issuance of restricted stock	356,999	—	(207)	—	—	(207)
Share-based compensation	—	—	1,684	—	—	1,684
Net loss	—	—	—	—	(9,356)	(9,356)
Cumulative translation adjustment	—	—	—	(1,018)	—	(1,018)
Balance at September 30, 2019	88,878,510	$89	$536,809	$(1,028)	$(494,896)	$40,974
Issuance of restricted stock	987,765	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	523,714	—	1,357	—	—	1,357
Share-based compensation	—	—	2,081	—	—	2,081
Tax withholding upon vesting of restricted stock units	(58,536)	—	—	—	—	—
Net income	—	—	—	—	10,710	10,710
Cumulative translation adjustment	—	—	—	877	—	877
Balance at December 31, 2019	90,331,453	$90	$540,247	$(151)	$(484,186)	$56,000
Exercise of stock options, net	185,173	1	—	—	—	1
Share-based compensation	—	—	1,879	—	—	1,879
Net income	—	—	—	—	2,625	2,625
Cumulative translation adjustment	—	—	—	(628)	—	(628)
Balance at March 31, 2020	90,516,626	$91	$542,126	$(779)	$(481,561)	$59,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Accuray Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$4,781	$3,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,892	5,581
Share-based compensation	7,097	5,865
Amortization of debt issuance costs	1,086	1,005
Accretion of interest on debt	3,757	3,090
Bad debt expense	78	1,169
Non-cash revenue transactions related to joint venture contribution	(1,365)	—
Gain on contribution to joint venture	—	(12,964)
Provision for write-down of inventories	4,553	2,877
Loss on disposal of property and equipment	62	9
Income on equity method investment	(1,021)	(222)
Release (deferral) of equity method investment intra-entity profit on sales	(185)	1,129
Changes in assets and liabilities:
Accounts receivable	22,202	7,519
Inventories	(7,007)	(23,844)
Prepaid expenses and other assets	618	2,682
Deferred cost of revenue	1,272	81
Accounts payable	(5,028)	(3,366)
Operating lease liabilities, net	(473)	(461)
Accrued liabilities	693	(16,716)
Customer advances	710	(2,299)
Deferred revenues	(4,405)	4,598
Net cash provided by (used in) operating activities	32,317	(20,288)
Cash flows from investing activities
Purchases of property and equipment	(1,427)	(2,764)
Purchase of intangible asset	—	(170)
Additional investments in joint venture	(79)	—
Net cash used in investing activities	(1,506)	(2,934)
Cash flows from financing activities
Proceeds from employee stock plans	1,042	1,359
Proceeds from exercise of options	855	—
Taxes paid related to net share settlement of equity awards	(343)	(207)
Proceeds from debt, net of costs	—	24,716
Paydown on term loan	(10,000)	—
Loan amendment cost	(500)	—
Borrowings (repayments) under Revolving Credit Facility, net	(447)	2,458
Net cash (used in) provided by financing activities	(9,393)	28,326
Effect of exchange rate changes on cash, cash equivalents and restricted cash	127	(675)
Net increase in cash, cash equivalents and restricted cash	21,545	4,429
Cash, cash equivalents and restricted cash at beginning of period	109,911	88,178
Cash, cash equivalents and restricted cash at end of period	$131,456	$92,607
Supplemental disclosures of cash flow information:
Write-off of previously reserved accounts receivable	$3,617	$—
An equity method investment, in exchange for non-cash contributions of assets to the China joint venture (including gain of $12,964)	—	15,925

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021, or for any other future interim period or fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2020.

Risks and Uncertainties

The Company is subject to risks and uncertainties of a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) and has caused a worldwide pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the effects of and response to the pandemic are rapidly evolving and new information is regularly coming to light. The Company's customers are diverting resources to treat COVID-19 patients and deferring non-urgent and elective procedures, both of which are likely to impact customers' ability to meet their other financial obligations, including to the Company. Some customers, which include hospitals, major academic medical centers, and other related entities, have incurred significant losses during the COVID-19 pandemic due to reduced patient volume. Furthermore, a global economic slowdown due to disruptions caused by the COVID-19 pandemic may result in an incremental adverse impact on revenue, net income and cash flow and may require significant additional expenditures or cost-cutting to mitigate such impacts. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The Company’s financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which the Company’s backlog converts to revenue in the near-term. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and the nine months ended March 31, 2021 caused by the COVID-19 pandemic. The Company expects that such delays in deliveries and installations may continue through the end of fiscal 2021 and into fiscal 2022, which could have a negative impact on revenue during such period. The Company has experienced disruptions in its sales and revenue cycle as well as delays in customer payments, delays in planned installations and service agreements as a result of the effect of the COVID-19 pandemic on the Company’s customers as well as restrictions imposed on travel.

The Company also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations. While the Company has only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic deepen or worsen. As a result, the Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition and results of operations. There remain uncertainties around the spread of COVID-19, how long the pandemic will last and the timing and extent of an economic recovery, and as a result, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may also significantly affect the Company’s business.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. However, the Company is unable to predict with certainty the impact of the COVID-19 pandemic on its ability to maintain compliance with the debt covenants contained in the credit and security agreements related to its Revolving Credit Facility and Term Loan (as such terms are defined in Note 10 below), including financial covenants regarding the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. The Company was in compliance with such covenants for the quarter ended March 31, 2021. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the applicable credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Key estimates and assumptions made by the Company relate to revenue recognition, assessment of recoverability of goodwill and intangible assets, valuation of our equity method investment in the JV, valuation of inventories, share based compensation expense, annual performance related bonuses, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies. Actual results could differ materially from those estimates.

Significant Accounting Policies

Other than the policy adoption discussed below under Accounting Pronouncements Recently Adopted, there have been no changes in the Company’s significant accounting policies during the nine months ended March 31, 2021 compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

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

Changes in the contract assets and contract liabilities are as follows:

	March 31, 2021	June 30, 2020
(Dollars in thousands)	Amount	Amount
Contract Assets:
Unbilled accounts receivable – current (1)	$10,589	$11,739
Interest receivable – current (2)	569	493
Long-term accounts receivable (3)	3,286	3,810
Interest receivable – non-current (3)	1,110	1,342
Contract Liabilities:
Customer advances	23,231	22,571
Deferred revenue – current	80,677	83,207
Deferred revenue – non-current	23,212	24,125

(1)	Included in accounts receivable on the Company’s consolidated balance sheet

(2)	Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet
(3)	Included in other assets on the Company’s consolidated balance sheet

During the quarter ended March 31, 2021, contract assets changed primarily due changes in the timing of billings that occurred after revenues were recognized and changes in transactions with payment terms exceeding 12 months. Contract liabilities changed due to changes in the timing of recognition of revenue for system sales for which the warranty has not yet started and was deferred and due to changes in transaction price.

During the three months ended March 31, 2021 and 2020, the Company recognized revenues of $6.5 million, and $11.3 million, which were included in the deferred revenues balances at December 31, 2020 and 2019, respectively. During the nine months ended March 31, 2021 and 2020, the Company recognized revenues of $23.7 million, and $38.2 million, respectively, which were included in the deferred revenue balances at June 30, 2020 and 2019, respectively.

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

As of March 31, 2021, total remaining performance obligations amounted to $1,041.8 million. Of this total amount, $75.4 million related to long-term warranty and service, which is expected to be recognized over the remaining warranty period for systems that have been delivered and installed. For systems that have been delivered but not yet installed, management estimates the timing of installation since warranty starts upon installation.

The following table represents the Company's remaining performance obligations related to long-term warranty and service as of March 31, 2021 and the estimated revenue expected to be recognized:

	Fiscal years of revenue recognition
(Dollars in thousands)	2021	2022	2023	Thereafter
Long-term warranty and service	$9,675	$31,617	$19,740	$14,420

For the remaining $966.4 million of performance obligations, the Company estimates 17% to 23% will be recognized in the next 12 months, and the remaining portion will be recognized in the 30 months thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. Based on historical cancellations, approximately 23% of the Company’s contracts may never result in revenue due to cancellation.

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

The balance of capitalized costs to obtain a contract was $7.8 million and $7.9 million as of March 31, 2021 and June 30, 2020, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred impairment losses of $0.2 million and $0.5 million in the three and nine month periods ended March 31, 2021 and $0.5 and $0.7 million in the three and nine month periods ended March 31, 2020. During the three and nine months ended March 31, 2021, the Company recognized $0.8 million and $2.0 million, respectively, in expense related to the amortization of the capitalized contract costs. During the three and nine months ended March 31, 2020, the Company recognized $0.7 million and $1.7 million, respectively, in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Balance Sheet Components

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $3.3 million and $3.8 million at March 31, 2021 and June 30, 2020, respectively, and are included in Other Assets in the unaudited condensed consolidated balance sheet. The Company evaluates the credit quality of an obligor at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of non-payment. The Company performed an assessment of the allowance for credit losses and impairments related to its financing receivables as of March 31, 2021 and June 30, 2020. Based upon such assessment, the Company had an allowance for credit losses related to such financing receivables of $0.9 million and $4.4 million at each of the periods ended March 31, 2021 and June 30, 2020, respectively.

During the nine months ended March 31, 2021 the Company recorded additional allowance for credit loss of $0.2 million and written-off previously reserved finance receivable of $3.6 million.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	March 31, 2021	June 30, 2020
Gross	$9,043	$13,019
Residual value	—	—
Unearned income	(1,632)	(1,774)
Allowance for credit loss	(943)	(4,369)
Total, net	$6,468	$6,876
Reported as:
Current	$3,142	$3,084
Non-current	3,326	3,792
Total, net	$6,468	$6,876

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Raw materials	$52,414	$48,037
Work-in-process	22,705	17,798
Finished goods	61,735	68,539
Inventories	$136,854	$134,374

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Furniture and fixtures	$1,632	$1,961
Computer and office equipment	8,905	10,896
Software	10,512	11,606
Leasehold improvements	26,047	26,206
Machinery and equipment	45,326	48,830
Construction in progress	268	623
	92,690	100,122
Less: Accumulated depreciation	(80,363)	(84,773)
Property and equipment, net	$12,327	$15,349

Depreciation expense related to property and equipment for the three and nine months ended March 31, 2021 was $1.5 million and $4.7 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended March 31, 2020 was $1.8 million and $5.5 million, respectively.

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

The components of accumulated other comprehensive income (loss) in the equity section of the Company’s condensed consolidated balance sheet are as follows (in thousands):

	March 31, 2021	June 30, 2020
Cumulative foreign currency translation adjustment	$1,947	$752
Defined benefit pension obligation	(1,231)	(1,236)
Accumulated other comprehensive income (loss)	$716	$(484)

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

Operating lease costs for the three and nine months ended March 31, 2021 were $2.2 million and $6.8 million, not including short-term operating lease costs of $0.1 and $0.3, respectively. Operating lease costs for the three and nine months ended March 31, 2020 were $2.4 million and $7.1 million, not including short-term operating lease costs, which were not material.

For the three and nine months ended March 31, 2021, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.4 million and $7.2 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $0.2 million and $0.8 million for the three and nine months ended March 31, 2021, respectively.

For the three and nine months ended March 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.4 million and $7.1 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $0.7 million and $4.4 million for the three and nine months ended March 31, 2020, respectively.

Maturities of operating lease liabilities as of March 31, 2021 are presented in the table below (in thousands):

Year Ending June 30,	Amount
2021 (remaining 3 months)	$2,439
2022	9,469
2023	8,764
2024	5,997
2025	3,077
Thereafter	—
Total operating lease payments	29,746
Less: imputed interest	(2,398)
Present value of operating lease liabilities	$27,348
Weighted average remaining lease term (in years)	3.29
Weighted average discount rate	5.23%

Note 6. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Balance at the beginning of the period	$57,717	$57,770
Currency translation	192	(53)
Balance at the end of the period	$57,909	$57,717

In the second quarter of fiscal 2021, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2021.

Intangible Assets

The Company’s carrying amount of acquired intangible assets, net, is as follows (in thousands):

		March 31, 2021			June 30, 2020
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	2 - 7	$1,170	$(678)	$492	$1,170	$(507)	$663

During fiscal 2017, the Company purchased a patent license with a useful life of seven years. During the quarter ending March 31, 2020, the Company purchased a patent license for $170 thousand with a useful life of two years. The Company did not identify any triggering events that would indicate potential impairment of its definite-lived intangible and long-lived assets as of March 31, 2021 and June 30, 2020.

Amortization expense related to intangible assets for the three and nine months ended March 31, 2021, was $0.06 million and $0.2 million, respectively. Amortization expense related to intangible assets for the three and nine months ended March 31, 2020 was $0.06 million and $0.1 million, respectively.

The estimated future amortization expense of acquired intangible assets as of March 31, 2021 is as follows (in thousands):

Year Ending June 30,	Amount
2021 (remaining 3 months)	$57
2022	185
2023	143
2024	107
$492

Note 7. Derivative Financial Instruments

The Company manages some of its foreign currency risk through the purchase of foreign currency forward contracts that hedge against the short-term effect of currency fluctuations. These foreign currency forward contracts have a monthly maturity that mitigates the effect of rate fluctuations on certain local currency denominated intercompany balances, cash, and customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. These forward contracts are not designated as hedging instruments for accounting purposes. Principal hedged currencies include the Euro, Japanese Yen, Swiss Franc, and U.S. Dollar. There were no outstanding foreign currency forward contracts at the end of March 31, 2021 and June 30, 2020.

The following table provides information about gain (loss) associated with the Company’s derivative financial instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Foreign currency exchange gain (loss) on foreign contracts	$108	$(636)	$(1,055)	$(1,212)
Foreign currency transactions gain (loss)	(134)	(302)	490	(818)

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

The Company had a cash balance of $126.3 million and $107.6 million at March 31, 2021 and June 30, 2020, respectively.

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

The following table summarizes the carrying value and estimated fair value of the Credit Facilities and the 3.75% Convertible Notes (in thousands):

	March 31, 2021		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes	$79,383	$99,637	$76,398	$65,272
Term Loan Facility	$76,095	$76,095	84,908	84,908
Revolving Credit Facility	$27,554	$27,554	28,001	28,001
Total	$183,032	$203,286	$189,307	$178,181

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

Indemnities

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2021.

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically, the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of March 31, 2021.

Guarantees

As of March 31, 2021 and June 30, 2020, the Company had various bank guarantees totaling approximately $0.9 million and $1.0 million, respectively, related to bidding processes with customers.

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

Holders of the 3.75% Convertible Notes who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of March 31, 2021, $85.0 million of aggregate principal amount was outstanding.

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

The Company was in compliance with the covenants under the Amended Credit Agreement, as amended, as of March 31, 2021. As of March 31, 2021, approximately $27.6 million of aggregate principal amount was outstanding under the Revolving Credit Facility.

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

As of March 31, 2021, approximately $79.9 million aggregate principal amount of the Term Loan was outstanding.

The following table presents the carrying value of the Revolving Credit Facility, the 3.75% Convertible Notes, and the Term Loan (together, the “Notes”) (in thousands):

As of March 31, 2021	Revolving Credit Facility (1)	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$27,554	$85,000	$79,948	$192,502
Unamortized debt costs	—	(1,274)	(608)	(1,882)
Unamortized debt discount	—	(4,343)	(3,245)	(7,588)
Net carrying amount	$27,554	$79,383	$76,095	$183,032
Reported as:
Short-term debt				$18,942
Long-term debt				164,090
Total debt				$183,032

(1)	Unamortized debt costs of $0.7 million recorded in other assets on the consolidated balance sheet.

As of June 30, 2020	Revolving Credit Facility (1)	3.75% Convertible Notes	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$14,650	$—	$14,650
Principal amount of the Notes	$28,001	$85,000	$89,093	$202,094
Unamortized debt costs	—	(1,922)	(874)	(2,796)
Unamortized debt discount	—	(6,680)	(3,311)	(9,991)
Net carrying amount	$28,001	$76,398	$84,908	$189,307
Reported as:
Short-term debt				$—
Long-term debt				189,307
Total debt				$189,307

(1)	Unamortized debt costs of $0.9 million recorded in other assets on the consolidated balance sheet.

A summary of interest expense on the Notes and Credit Facilities is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Interest expense related to contractual interest coupon	$2,678	$3,073	$8,259	$9,231
Interest expense related to amortization of debt discount	1,266	1,073	3,757	3,090
Interest expense related to amortization of debt issuance costs	370	342	1,086	1,005
	$4,314	$4,488	$13,102	$13,326

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Cost of revenue	$345	$274	$949	$942
Research and development	324	344	1,023	1,084
Selling and marketing	379	385	1,060	783
General and administrative	1,441	1,013	4,065	3,056
	$2,489	$2,016	$7,097	$5,865

Note 12. Net Income (loss) Per Common Share

The Company reports both basic and diluted income (loss) per share, which is based on the weighted average number of common shares outstanding during the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(390)	$2,625	$4,781	$3,979
Denominator:
Weighted average shares outstanding - basic	93,123	90,476	92,106	89,585
Dilutive effect of potential common shares	—	379	1,316	844
Weighted average shares outstanding - diluted	93,123	90,855	93,422	90,429
Basic net income (loss) per share	$(0.00)	$0.03	$0.05	$0.04
Diluted net income (loss) per share	$(0.00)	$0.03	$0.05	$0.04

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

The following table sets forth all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2021	2020
Stock options	6,742	5,991
RSUs, PSUs and MSUs	3,076	4,079
	9,818	10,070

3.75% Convertible Notes—Diluted Share Impact

The 3.75% Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of our common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes as of March 31, 2021, totaling approximately 14.9 million shares of our common stock, were not included in the basic and diluted net income per common share table above.

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Americas	$25,062	$34,738	$78,418	$96,560
Europe, Middle East, India and Africa	30,826	23,027	87,424	88,626
Asia Pacific, excluding Japan and China	3,658	11,592	17,239	27,007
Japan	13,869	21,399	41,386	53,499
China	29,147	8,792	60,886	22,259
Total	$102,562	$99,548	$285,353	$287,951

Disaggregation of Long-Lived Assets

Information regarding geographic areas in which the Company has long-lived tangible assets is as follows (in thousands):

	March 31,	June 30,
	2021	2020
Americas	$10,619	$12,807
Europe, Middle East, India and Africa	292	373
Asia Pacific, excluding Japan and China	66	126
Japan	771	1,183
China	579	860
Total	$12,327	$15,349

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

In exchange for a 49% equity interest in the JV, the Company, made in-kind capital contributions of two full radiation oncology systems in the quarter ended December 31, 2019 and one system upgrade in the quarter ended September 30, 2020, all of which was not to be sold and only be used for training purposes by the JV. The investments are reported as an Investment in joint venture on the Company’s consolidated balance sheets. During the quarter ended December 31, 2019, the Company recognized non-operating gain of $13.0 million related to the value of the capital contribution made to the JV during the quarter ended December 31, 2019, which was recorded in other income. During the nine months ended March 31, 2021, the Company recognized non-cash revenue of $1.4 million with corresponding associated costs of $0.2 million recorded to costs of revenue related to the value of the capital contribution made to the JV during that period.

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. The Company deferred $1.7 million and $1.8 million of intra-entity profit margin as of March 31, 2021 and June 30, 2020, respectively. During the three months ended March 31, 2021, the Company recognized $0.4 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $0.8 million from sales executed during the period. During the nine months ended March 31, 2021, the Company recognized $1.9 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $1.7 million from system sales executed during the period. The Company’s consolidated accumulated deficit includes $0.9 million of accumulated income related to the Company’s equity method investment.

As of March 31, 2021, the Company’s carrying value of the investment in the JV was $16.6 million. The carrying value of the Company’s investment includes an intra-entity profit of $1.7 million that is not considered in the goodwill assessment of the investment. The Company’s proportional share of the underlying equity in net assets of the JV was approximately $13.8 million. The difference represents equity method goodwill, which was $4.5 million at March 31, 2021 and is subject to impairment analysis. No impairment was identified as of March 31, 2021.

Note 15. Income Tax

On a quarterly basis, the Company provides for income taxes based upon an estimated annual effective income tax rate. The Company recognized income tax expense of $0.7 million and $1.4 million for the three and nine months ended March 31, 2021, respectively, primarily related to foreign taxes. The Company recognized an income tax expense of $0.3 million and $1.6 million for the three and nine months ended March 31, 2020, respectively.

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

The following discussion and analysis of our financial condition as of March 31, 2021 and results of operations for the three and nine months ended March 31, 2021 and 2020 should be read together with our unaudited condensed consolidated financial statements and related notes included in this report. Statements made in this Form 10-Q report that are not statements of historical fact are forward-looking statements that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report relate, but are not limited, to: our future results of operations and financial position, including the sufficiency of cash resources and expected cash flows to fund future operations, including the next 12 months; our expectations regarding backlog and age-outs, cancellations of contracts and foreign currency impacts; the anticipated drivers of our future capital requirements; our expectations regarding the effectiveness of and improvements realized by the CyberKnife S7 System and other upgrades to the CyberKnife Systems, including the multi-leaf collimator, or InCise MLC, and the VOLO Optimizer software upgrade, and their impact on our business; our expectations regarding the effectiveness of and improvements realized by the Synchrony motion tracking and correction technology and the ClearRT helical kVCT imaging technology for the Radixact System and its impact on our business; our expectations regarding the factors that will impact long-term success, sales, competitive positioning and long-term success for our CyberKnife and TomoTherapy Systems, including the Radixact System; our belief that TomoTherapy and Radixact Systems offer clinicians and patients significant benefits over other radiation therapy systems in the market; expectations regarding the strategy, regulatory process, timing, income, and impact of our China joint venture on our business; expectations regarding the market in China for radiation oncology systems; expectations regarding the effects of the COVID-19 pandemic on our financials and business, the business of our customers and suppliers as well as the economy; expectations regarding the timing of deliveries and revenue conversion related to the Class A user license awards in China; our expectations regarding the adequacy of our manufacturing facilities; the anticipated risks associated with our foreign operations and fluctuations in the U.S. Dollar and foreign currencies as well as our ability to mitigate such risks; tariffs and trade policies; expectations related to the effect of the GILTI tax on our taxable income position; the amount of unrecognized tax amounts; the sufficiency of our cash, cash flow equivalents and investments to meet our anticipated cash needs for working capital and capital expenditures and our business strategy, plans and objectives. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties. If any of these risks or uncertainties materialize, or if any of our assumptions prove incorrect, actual results could differ materially from the results expressed or implied by these forward-looking statements. These risks and uncertainties include, those discussed in this quarterly report, in particular under the heading “Risk Factors” in Part II, Item 1A, and other filings we make with the Securities and Exchange Commission. Forward-looking statements speak only as of the date the statements are made and are based on information available to us at the time those statements are made and/or management’s good faith belief as of that time with respect to future events. We assume no obligation to update forward-looking statements to reflect actual performance or results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. Accordingly, investors should not place undue reliance on any forward-looking statements.

In this report, “Accuray,” the “Company,” “we,” “us,” and “our” refer to Accuray Incorporated and its subsidiaries.

Overview

Products and Markets

We are committed to expanding the powerful potential of radiation therapy to improve as many lives as possible. We invent unique, market changing solutions to deliver radiation treatments for even the most complex cases - while making commonly treatable cases even easier to meet the full spectrum of patient needs. We are dedicated to continuous innovation in radiation therapy for oncology, neuro-radiosurgery, and beyond, as we partner with clinicians and administrators, empowering them to help patients get back to their lives, faster. Our leading-edge technologies, the CyberKnife® and TomoTherapy® platforms, are designed to deliver advanced radiation therapy including stereotactic radiosurgery (SRS), stereotactic body radiation therapy (SBRT), intensity-modulated radiation therapy (IMRT), image-guided intensity-modulated radiation therapy (IG-IMRT) and adaptive radiation therapy tailored to the specific needs of each patient. Both platforms have advanced capabilities that offer increased treatment flexibility to meet the needs of an expanding patient population including patients requiring retreatment with radiation therapy and palliative care. We also offer comprehensive software solutions to enable and enhance the precise and efficient radiosurgery and radiotherapy treatments made possible with our CyberKnife and TomoTherapy platforms. Our treatment delivery, planning, and data management solutions support dose precision and accuracy to enable patient treatments with fewer fractions with higher target doses, while still minimizing dose to normal tissue. In addition to these products, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training, and other professional services.

The CyberKnife® Platform

The CyberKnife platform has evolved over the years reflecting innovation in its hardware and software. The platform is comprised of the only full-body stereotactic radiosurgery (SRS) and stereotactic body radiation therapy (SBRT) robotic systems on the market - including the CyberKnife M6™ and S7™ Systems. These systems have the option of fixed collimator, Iris™ Variable Aperture Collimator and the InCise™ Multileaf Collimator (MLC). With the InCise MLC, clinicians can deliver the same precise SRS and SBRT treatments they have come to expect with the CyberKnife System, faster and for a wider range of tumor types than prior configurations of the CyberKnife System. The use of SRS and SBRT with the CyberKnife platform to treat tumors throughout the body has grown significantly in recent years. SRS and SBRT is performed on an outpatient basis in a limited number of treatment sessions - typically 1-5 fractions. It enables the treatment of patients who might not otherwise be treated with radiation, who may not be good candidates for surgery, or who desire non-surgical treatments.

In 2018, we introduced the new release of our Precision® Treatment Planning System (TPS) with the VOLO™ Optimizer software upgrade for the CyberKnife M6 System, enabling customers to significantly improve operational efficiency by reducing both the time to create high quality treatment plans and the time it takes to deliver patient treatments. The next-generation TPS with the optimizer facilitates the development of clinically optimal treatment plans up to 90 percent faster than before and the delivery of the treatment up to an estimated 50 percent faster than before the availability of the new software, allowing CyberKnife treatments to typically be performed in 15 to 30 minutes.

In June 2020, we launched the CyberKnife S7 System, an innovative device combining speed, advanced precision, and real-time artificial intelligence-driven motion tracking and synchronization treatment delivery for all SRS and SBRT treatments in as little as 15 minutes. The CyberKnife S7 System is the next-generation CyberKnife platform, a robotic, non-invasive radiation therapy device capable of treating cancerous and benign tumors throughout the body, as well as neurologic disorders. The CyberKnife S7 System, with Synchrony® Motion Synchronization and Real-Time Adaptive Radiotherapy Technology and the VOLO™ Optimizer, facilitates the delivery of accurate, sub-millimeter, (ultra) hypofractionated treatments to tumors throughout the body and even to targets that move.

We believe the long-term success of the CyberKnife platform is dependent on several factors including the following:

•	Continued adoption of our CyberKnife platform, including the CyberKnife M6 System and CyberKnife S7 System in markets where they are available;
•	Greater awareness among doctors and patients of the benefits of SRS and SBRT delivered with the CyberKnife platform;
•	Continued evolution in clinical studies demonstrating the safety, efficacy and other benefits of using the CyberKnife platform to treat tumors in various parts of the body;
•	Change in medical practice leading to utilization of SBRT more regularly as an alternative to surgery or other treatments;
•	Continued advances in our technology that improve the quality of treatments and ease of use of the CyberKnife platform;
•	Receipt of regulatory approvals in various countries which are expected to improve access to SRS and SBRT with the CyberKnife S7 System in such countries;
•	Medical insurance reimbursement policies that cover CyberKnife platform treatments; and
•

Our ability to expand sales of CyberKnife M6 and S7 Systems in countries throughout the world where we do not currently sell or have not historically sold a significant number of any CyberKnife System configurations.

TomoTherapy® Platform

The TomoTherapy platform consists of advanced, fully integrated and versatile radiation therapy systems designed to deliver IG-IMRT for the treatment of a wide range of cancer types. The TomoTherapy platform includes the TomoTherapy H Series, with configurations of TomoH®, TomoHD®, and TomoHDA™. Based on a CT scanner platform, the systems provide continuous delivery of radiation from multiple 360 degree rotations around the patient, or delivery from clinician-specified beam angles. These unique features, combined with daily 3D image guidance, enable physicians to deliver highly accurate, individualized dose distributions which precisely conform to the shape of the patient’s tumor while minimizing dose to normal, healthy tissue and the risk of side effects for the patient. The TomoTherapy platform is capable of treating all standard radiation therapy indications including breast, prostate, lung, and head and neck cancers, in addition to complex and novel treatments such as total marrow irradiation. The Radixact® System, the next-generation TomoTherapy platform, includes our integrated Accuray Precision® treatment planning software and iDMS® Data

Management System. The Radixact System leverages a unique ring gantry architecture to enable helical image acquisition and dose delivery, enabling precise radiation treatments for more patients, faster, with simpler, more automated workflows.

In early 2020, we commercially launched our Synchrony® Motion Synchronization and Real-Time Adaptive Radiotherapy Technology for the Radixact System. This feature adds intrafraction motion synchronization capabilities to the Radixact System, enabling real-time tracking, visualization and correction for tumor motion during treatment, with the goal of improving dose accuracy and treatment times as compared to conventional radiation therapy systems.

Most recently, we received FDA 510(k) clearance and Shonin approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) for our uniquely innovative ClearRT™ helical kVCT imaging technology for the Radixact System. ClearRT imaging brings low dose diagnostic-like kVCT imaging quality, the largest imaging field of view available on a radiation delivery system at 50 cm (diameter) by 135 cm (long), and speed, as evidenced by its ability to capture a 1-meter image in only 1 minute.  Furthermore, ClearRT helical kVCT imaging can be used directly in the adaptive dose monitoring process, and when required, ClearRT native image sets can be used for new plan creation.

We believe the Radixact System and other TomoTherapy Systems offer clinicians and patients significant benefits over other vendors’ radiation therapy systems on the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

•	Continued adoption of our TomoTherapy platform, including the Radixact System, in markets where it is available;
•

Greater awareness among doctors and patients of the unique benefits of radiation therapy using the TomoTherapy platform, including its ring gantry architecture that enables treatment delivery from multiple 360 degree rotations around the patient, and ClearRT helical kVCT imaging for the Radixact System, designed to produce exceptional diagnostic-like quality CT images, quickly and cost-effectively;

•	Advances in our technology that improve the quality of treatments to stationary or moving tumors and ease of use of the TomoTherapy platform;
•	Greater awareness among doctors of the now-established reliability of the TomoTherapy platform; and
•	Our ability to expand sales of the TomoTherapy platform in countries throughout the world where we do not currently sell or have not historically sold a significant number of TomoTherapy Systems.

Sale of Our Products

Generating revenue from the sale of our platforms is a lengthy process. Selling our systems, from first contact with a potential customer to a signed sales contract that meets our backlog criteria (as discussed below) varies significantly and generally spans between six months and two years. The length of time between receipt of a signed contract and revenue recognition is generally governed by the time required by the customer to build, or otherwise renovate or prepare the treatment room for installation of the system.

In the United States, we primarily market directly to customers, including hospitals and stand-alone treatment facilities, through our sales organization and we also market to customers through sales agents and Integrated Delivery Networks (IDNs). Outside the United States, we market to customers directly and through distributors and sales agents. In addition to our offices in the United States, we have sales and service offices in Europe, Japan, China and other countries in Asia, Latin America and throughout the world.

As of March 31, 2021, our systems were named in 74 out of 90 Class A user licenses awarded by the China National Health Commission. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. During the three months ended March 31, 2021, we continued to deliver Class A devices to China and recognized Class A system revenue of approximately $23.3 million in the same period. We currently anticipate system revenue related to the remaining Class A user licenses awarded to date in the next several quarters. Despite the challenges and uncertainties created by the COVID-19 pandemic, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the pandemic does not affect the long-term demand for radiotherapy equipment in China.

China Joint Venture

In January 2019, our wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC High Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (Tianjin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China. The JV aims to be uniquely positioned to serve China, which we believe is the world’s largest growth market for radiation oncology systems. China represents a significantly underserved market for linacs based on the country’s population and cancer incidence rates on both an absolute and relative country basis. Since the formation of the JV Accuray Asia has had, and continues to have, a 49% ownership interest in the JV and the CIRC Subsidiary has had, and continues to have, a 51% ownership interest in the JV.

In July 2019, the JV broke ground on its facility based in Tianjin, China, which currently serves as headquarters and home of the sales organization and service operations. Also, in July 2019, the JV received the Radiation Safety License from the China Ministry of Environmental Protection. This license, along with the license to do business in China received in April 2019 and the Medical Device Operating Permit received in June 2019, enables the JV to sell, install and provide further maintenance services to our radiation therapy devices in China. As of March 31, 2020, construction of the JV manufacturing facility has been completed and the facility is currently going through required qualification and testing process in preparation for manufacturing a radiotherapy device in the Class B license category, which is anticipated to commence in approximately 15 months.

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

In exchange for a 49% equity interest in the JV, we, through Accuray Asia, made in-kind capital contributions consisting of two full radiation oncology systems from our inventory in the quarter ended December 31, 2019 and one system upgrade in the quarter ended September 30, 2020. The investments are reported as an Investment in joint venture on our consolidated balance sheets. In December 31, 2019, we recognized non-operating gain of $13.0 million related to the value of the capital contribution made to the JV during the quarter ended December 31, 2019 and recorded in other income. During the nine months ended March 31, 2021, we recognized non-cash revenue of $1.4 million and associated costs of $0.2 million recorded as cost of sales related to the value of the system upgrade capital contribution made to the JV during that period. This upgrade will be used for training purposes with a useful life of 10 years.

We apply the equity method of accounting to our ownership interest in the JV as we have the ability to exercise significant influence over the JV but lack controlling financial interest and we are not the primary beneficiary. We recognize revenue on sales to the JV in the current period, eliminating the portion of the profit for goods sold to the JV that have not been sold by the JV to an end customer at the end of such reporting period. We deferred $1.7 million and $1.8 million of intra-entity profit margin as of March 31, 2021 and June 30, 2020, respectively. During the nine months ended March 31, 2021, we recognized $1.9 million of previously deferred intra-entity profit margin from system sales and recorded intra-entity profit margin deferral of $1.7 million from system sales executed during the period. Our consolidated accumulated deficit includes $0.9 million of accumulated income related to our equity method investment.

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

Our financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which our backlog converts to revenue in the near-term. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and the first three quarters of 2021 caused by the COVID-19 pandemic, which resulted in year-over-year revenue reduction for these periods. We expect that such delays in deliveries and installations may continue through the end of fiscal 2021 and into fiscal 2022, which could have a negative impact on our revenue during such periods. As a result of timing delays caused by the COVID-19 pandemic, we have experienced disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. We have also experienced delays in customer payments and delays in planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. We have also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic deepen or worsen or continue for an extended period. As a result, we are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact, as well as the timing and extent of an economic recovery on our financial condition and results of operations. However, given the uncertainty regarding the spread and severity of COVID-19 and how long the pandemic and the associated public health measures will last and as a result, the related financial impact cannot be reasonably estimated at this time. We expect that the impacts on our customers’ businesses and our business will continue until the pandemic subsides and related public health measures are reduced or eliminated.

We continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, the extent to which our operations and financial condition are affected by the COVID-19 pandemic, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic (including the severity of COVID-19 or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate), new or additional actions taken to contain COVID-19 or address its impact, the availability and effect of vaccines, changes in economic consumer behavior and the timing of global recovery and economic normalization, among other uncertainties and other factors identified in “Risk Factors”, may result in delays or modifications to these plans and initiatives. Accordingly, management is carefully evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to the pandemic continues to unfold.

Backlog

As of March 31, 2021, backlog totaled $610.8 million compared to $602.7 million as of June 30, 2020. Backlog does not include an orders that are recognized as other service revenue (for example, Post-Contract Customer Support (“PCS”), installation, training and professional services), but does include upgrade orders sold through service contracts.

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

Although our backlog includes only contractual agreements with our customers for the purchase of CyberKnife Systems, TomoTherapy Systems, including Radixact Systems, and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. The COVID-19 pandemic has adversely impacted the pace of new orders and the pace at which our backlog converts to revenue in the near-term and we expect this to continue. Although the extent to which the COVID-19 pandemic will impact individual markets could vary based on a number of factors, we have seen and expect to continue to see a higher than normal level of age-outs in the coming quarters as a result.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Gross orders	$87,365	$105,959	$213,258	$283,002
Net age-outs	(15,971)	(19,908)	(76,018)	(64,091)
Cancellations	(7,921)	(8,085)	(10,326)	(9,863)
Currency impacts and other	(647)	(1,314)	1,929	(3,511)
Net orders	$62,826	$76,652	$128,843	$205,537
Order backlog at the end of the period	$610,795	$569,901	$610,795	$569,901

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders decreased by $18.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a decline in China Class A system orders, as the prior year order volume reflected significant pent-up demand from our end users and distributor, which was triggered by the announcement of the China Class A system quotas back in 2018. In addition, gross order activity during the three months ended March 31, 2021 was adversely impacted by the COVID-19 pandemic, particularly in the Americas region. TomoTherapy System orders and upgrades order volume decreased by $1.6 million and $0.5 million for the three months ended March 31, 2021, respectively. CyberKnife System orders decreased by $21.2 million while upgrades increased by $1.3 million. The decrease in CyberKnife System orders was primarily due to the normalization of China Class A system orders in the current quarter this fiscal year as compared to same quarter prior year where we experienced higher volumes of orders due to significant pent-up demand. The decrease was offset by an increase of $3.5 million from amendments to TomoTherapy and CyberKnife System orders

Gross orders decreased by $69.7 million for the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020, primarily due to a decline in China Class A system orders as the prior year order volume reflected significant pent-up demand from our end users and distributor, which was triggered by the announcement of the China Class A system quotas back in 2018. In addition, gross order activity during the nine months ended March 31, 2021 was adversely impacted by the COVID-19 pandemic, particularly in the Americas region. Accordingly, TomoTherapy system order and upgrades order volume decreased by $52.9 million and $5.0 million, respectively. CyberKnife System orders decreased by $18.6 million while upgrades increased by $2.8 million. The decrease in CyberKnife System orders was primarily due to the normalization of China Class A system orders in the current nine month period this fiscal year as compared to prior year nine month period where we experienced higher volumes of orders due to significant pent-up demand. The decrease was offset by an increase of $4.0 million from amendments to TomoTherapy and CyberKnife System orders.

Net Orders

Net orders are defined as gross orders less cancellations, age-outs, foreign exchange and other adjustments during the period.

Net orders decreased by $13.8 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, resulting from a decrease in gross orders of $18.6 million and an increase in age-outs of $1.4 million, which was offset by an increase in age-ins of $5.3 million as well as a $0.7 million favorable foreign currency exchange impact.

•

For the three months ended March 31, 2021 there were $25.0 million of age-outs and $9.0 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period. For the same period last fiscal year, we had $23.6 million of age-outs and $3.7 million of age-ins. Age-ins offset the gross amount of age-outs in a particular period.

•	There were $7.9 million cancellations in the three months ended March 31, 2021 compared to $8.1 million in cancellations in the three months ended March 31, 2020.

•

Foreign currency impacts and other adjustments decreased net orders by $0.6 million for the three months ended March 31, 2021 compared to a decrease in net orders by $1.3 for the three months ended March 31, 2020.

Net orders decreased by $76.7 million for the nine months ended March 31, 2021, as compared to the nine months ended March 31, 2020, resulting from a decrease of gross orders of $69.7 million, an increase in age-outs of $20.7 million, an increase in cancellations of $0.5 million, offset by an increase in age-ins of $8.7 million and a favorable impact of foreign currency exchange rates of $5.4 million.

•

For the nine months ended March 31, 2021 there were $100.6 million of age-outs and $24.6 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period, compared to $79.9 million of age-outs and $15.8 million of age-ins in the same period last fiscal year.

•

There were $10.3 million of cancellations in the nine months ended March 31, 2021 as compared to $9.9 million of cancellations in the nine months ended March 31, 2020. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

Foreign currency impacts and other adjustments increased net orders by $1.9 million for the nine months ended March 31, 2021 compared to a decrease in net orders by $3.5 for the nine months ended March 31, 2020.

Results of Operations — Three and nine months ended March 31, 2021 and 2020

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021	2020	Change		2021	2020	Change
(Dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Products	$47,439	$45,527	1,912	4	$120,502	$126,892	(6,390)	(5)
Services	55,123	54,021	1,102	2	164,851	161,059	3,792	2
Net revenue (a)	102,562	99,548	3,014	3	285,353	287,951	(2,598)	(1)
Gross profit	39,542	39,133	409	1	115,776	109,976	5,800	5
Products gross profit	19,730	17,954	1,776	10	51,265	53,231	(1,966)	(4)
Services gross profit	19,812	21,179	(1,367)	(6)	64,511	56,745	7,766	14
Research and development expenses	13,268	11,164	2,104	19	37,372	37,569	(197)	(1)
Selling and marketing expenses	10,567	11,106	(539)	(5)	29,813	35,699	(5,886)	(16)
General and administrative expenses	11,281	8,894	2,387	27	30,498	29,396	1,102	4
Income (loss) on equity method investment, net	68	(222)	290	(131)	(1,021)	(222)	(799)	360
Other expense (income), net	4,027	5,281	(1,254)	(24)	12,981	1,954	11,027	564
Provision for income taxes	721	285	436	153	1,352	1,601	(249)	(16)
Net income (loss)	$(390)	$2,625	(3,015)	115	$4,781	$3,979	802	(20)

(a)

Includes sales to the China joint venture, an equity method investment of $6,568 and $16,151 for the three and nine months ended March 31, 2021 and $6,145 and $12,605 for the three and nine months ended March 31, 2020, respectively. See Note 14. to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Revenue

Products Net Revenue

Products net revenue increased by $1.9 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the unit volume increase related to Class A system revenue from China. For the three months ended March 31, 2021, Class A system revenue from China totaled $24.9 million as compared to $6.9 million for the same period in the prior year. The increase in Class A system revenue from China was offset by the unit volume decline in other regions, primarily in the Americas and Japan, as the COVID-19 pandemic impacted revenue conversion timing with our customers.

Product net revenue decreased by $6.4 million for the nine months ended March 31, 2021, as compared to the nine months ended March 31, 2020, primarily due to decrease in system upgrades of $5.4 million and a decrease in the unit volume decline in the Americas and Japan, as the COVID-19 pandemic impacted revenue conversion timing with our customers.  These decreases were offset by the unit volume increase related to Class A system revenue from China. For the nine months ended March 31, 2021, Class A system revenue from China totaled $49.2 million as compared to $16.2 million for the same period in the prior year.

Services Net Revenue

Services net revenue increased by $1.1 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to an increase in training revenue of $0.8 million and upgrade revenue of $0.3 million.

Services net revenue increased by $3.8 million for the nine months ended March 31, 2021, as compared to the nine months ended March 31, 2020, primarily due to an increase in contract service and training revenue of $2.0 million and an increase in upgrade and parts revenue of $1.8 million.

Percentage of net revenue by geographic region, based on the shipping location of our customers, is as follows (in thousands, except percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net revenue	$102,562	$99,548	$285,353	$287,951
Americas	24%	35%	27%	34%
Europe, Middle East, India and Africa	30%	23%	31%	31%
Asia Pacific, excluding Japan and China	4%	12%	6%	9%
Japan	14%	21%	15%	18%
China	28%	9%	21%	8%

Revenue derived from sales outside of the Americas region as a percentage of our total net revenue increased for the three and nine months ended March 31, 2021 as compared to the same period in the last fiscal year, mainly driven by an increase in revenue from Europe, Middle East, India and Africa region and China, which was partially offset by the decrease in revenue from Asia Pacific excluding China.

Gross Profit

Overall gross profit for the three months ended March 31, 2021 increased by $0.4 million, or 1%, as compared to the three months ended March 31, 2020, due to an increase in product gross profit of $1.8 million, or 10%, driven by higher average selling price offset by a decrease in service gross profit of $1.4 million, or 6%, driven by certain costs related to the transition to a new global logistics service provider and an increase in margin deferral from spare parts sale to the JV.

Overall gross profit for the nine months ended March 31, 2021 increased by $5.8 million, or 5%, as compared to the nine months ended March 31, 2020, due to an increase in service gross profit of $7.8 million, or 14%, driven by a reduction in service parts consumption as well as a decrease in travel expenses due to decreased travel as a result of travel restrictions in connection with the COVID-19 pandemic. This was also driven by an increase in contract service revenue and upgrade revenue from an increase in installed base, offset by a decrease in product gross profit of $2.0 million, or 4%, which was driven by lower system unit sales volume.

Research and Development

Research and development expenses increased by $2.1 million, or 19%, for the three months ended March 31, 2021, as compared to the same period in the prior fiscal year. The increase was mainly driven by the reinstatement of bonuses to employees in fiscal year 2021, which were suspended in fiscal year 2020 due to the COVID-19 pandemic.

Research and development expenses decreased by $0.2 million, or 1%, for the nine months ended March 31, 2021, as compared to the same period in the prior fiscal year. The decrease was driven by a decrease of $0.7 million in travel expenses due to decreased travel as a result of travel restrictions in connection with the COVID-19 pandemic, a decrease of $0.5 million in facilities expenses and a $0.4 million chargeback to the JV related to a research and development project, offset by an increase of $1.0 million in compensation and employee benefits mainly due to reinstatement of bonuses to employees in fiscal year 2021, which were suspended in fiscal year 2020 due to the COVID-19 pandemic and an increase of $0.4 million in outside services.

Selling and Marketing

Selling and marketing expenses decreased by $0.5 million, or 5%, for the three months ended March 31, 2021, as compared to the same period in the prior fiscal year. The decrease was primarily driven by a decrease of $0.7 million in travel expenses due to decreased travel as a result of travel restrictions in connection with the COVID-19 pandemic, a decrease of $0.7 million in trade shows and marketing events that were held virtually because of the COVID-19 pandemic and a decrease of $0.5 million due to lower operation and demo unit expenses, offset by an increase of $1.3 million in compensation and employee benefits mainly due to the reinstatement of bonuses to employees in fiscal year 2021, which were suspended in fiscal year 2020 due to the COVID-19 pandemic.

Selling and marketing expenses decreased by $5.9 million, or 16%, for the nine months ended March 31, 2021, as compared to the same period in the prior fiscal year. The decrease was primarily driven by a decrease of $3.2 million due to the lower cost of key trade shows that were held virtually because of the COVID-19 pandemic, a decrease of $2.2 million in travel expenses, a decrease of $0.9 million due to lower IT spending and demo unit expenses and $0.2 million lower consulting expense, offset by an increase of $0.6 million in compensation and employee benefits mainly due to the reinstatement of bonuses to employees in fiscal year 2021, which were suspended in fiscal year 2020 due to the COVID-19 pandemic.

General and Administrative

General and administrative expenses increased by $2.4 million, or 27%, for the three months ended March 31, 2021, as compared to the same period in the prior fiscal year. The increase was mainly driven by the reinstatement of bonuses to employees in fiscal year 2021, which were suspended in fiscal year 2020 due to the COVID-19 pandemic.

General and administrative expenses increased by $1.1 million, or 4%, for the nine months ended March 31, 2021, as compared to the same period in the prior fiscal year. The increase was primarily due to an increase of $2.3 million in compensation and employee benefits mainly due to the reinstatement of bonuses to employees in fiscal year 2021, which were suspended in fiscal year 2020, offset by a decrease in expense for allowance for doubtful accounts of $1.1 million.

Income on equity method investment, net

Income (loss) on equity method investment was a loss of $0.1 million and an income of $1.0 million during the three and nine months ended March 31, 2021, respectively, as compared to $0.2 million income on equity method investment both the three and nine months ended March 31, 2020.

Other Expense (Income), net

Other expense (income), net decreased by $1.3 million for the three months ended March 31, 2021, as compared to the same period in the prior fiscal year. The decrease was due to foreign currency exchange gain of $0.9 million, a decrease of $0.2 million in interest expense and $0.2 million of payment received for building improvements to a facility that was vacated in 2020.

Other expense (income), net increased by $11.0 million for the nine months ended March 31, 2021, as compared to the same period in the prior fiscal year. For the nine months ended March 31, 2020, other income included a non-cash gain of $13.0 million related to the value of the Accuray systems contributed to the JV, which did not recur in the current period.  The impact of this item was offset by an increase of $1.5 million in net foreign currency exchange gain and a decrease of $0.3 million in interest expense and $0.2 million payment received for building improvements to a facility that was vacated in 2020.

Provision for Income Taxes

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. We recognized income tax expense of $0.7 million and $1.4 million for the three and nine months ended March 31, 2021 and $0.3 million and $1.6 million for the three and nine months ended March 31, 2020, respectively. The lower income tax expense in the prior quarter ended March 31, 2020 was primarily driven by a Swiss tax benefit recognized in the prior fiscal quarter as compared to the current three months ended March 31, 2021. The overall decrease in income tax expense for the nine months ended March 31, 2021 was due to lower foreign earnings as compared to the same period in the last fiscal year.

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

Liquidity and Capital Resources

As of March 31, 2021, we had $126.3 million in cash and cash equivalents. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the Term Loan, the Revolving Credit Facility and our Convertible Notes outstanding as of March 31, 2021. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

Our liquidity and cash flows has been and could continue to be materially impacted by the diversion of customer resources to the response to the COVID-19 pandemic as well as delays in payments from customers and could be further impacted by additional and prolonged delays in payments from customers, the potential of extended "shelter in place" and social distancing orders or advisories, facility closures, or other reasons related to the COVID-19 pandemic. As of March 31, 2021, there remain uncertainties as to how the COVID-19 pandemic is likely to materially impact our liquidity in the future. As precautionary measures to increase our cash position and preserve financial flexibility in view of the ongoing uncertainty resulting from the COVID-19 pandemic, we (i) executed temporary salary reductions for our Chief Executive Officer and each of our Senior Vice Presidents, which was effective June 1, 2020 through December 31, 2020, (ii) eliminated all Board and committee retainers for the period beginning July 1, 2020 through December 31, 2020, (iii) eliminated all awards under the Company Bonus Plan for the fiscal 2020 performance period, other than those that were contractually guaranteed, (iv) implemented a cost saving initiative designed to reduce operating costs through the elimination of approximately 3 percent of our global workforce, (v) amended the credit and security agreements related to our Revolving Credit Facility and Term Loan to modify certain financial covenant requirements and (vi) suspended the 401(k) match program for all employees from June 1, 2020 through December 31, 2020. As of January 1, 2021, our Chief Executive Officer and each of our Senior Vice Presidents salaries were restored to the base salary levels that were in effect for such officer as of October 2019, all as disclosed in the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 1, 2020 (the “Proxy Statement”). In addition, as of January 1, 2021, the Board and Committee retainers for our Board were restored to the amounts in effect prior to their temporary elimination, as disclosed in the Proxy Statement. Finally, we also reinstated the employer 401(k) match program for all eligible employees as of January 1, 2021.

To protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2021.

In addition, we are unable to predict with certainty the impact of the COVID-19 pandemic on our ability to maintain compliance with the debt covenants contained in the credit and security agreements related to our Revolving Credit Facility and Term Loan, including financial covenants regarding the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. While we were in compliance with such covenants for the quarter ended March 31, 2021, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the applicable credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

As of March 31, 2021, we had approximately $79.0 million of cash and cash equivalents in our foreign subsidiaries. If such funds were repatriated, there could be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Our cash flows for nine months ended March 31, 2021 and 2020 are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$32,317	$(20,288)
Net cash used in investing activities	(1,506)	(2,934)
Net cash (used in) provided by financing activities	(9,393)	28,326
Effect of exchange rate changes on cash, cash equivalents and restricted cash	127	(675)
Net increase in cash, cash equivalents and restricted cash	$21,545	$4,429

The COVID-19 pandemic has negatively impacted the global economy, disrupted our global supply chains and created significant volatility and disruption of financial markets, all of which could negatively impact our business operations and cash flows for the foreseeable future, including reductions in revenue and delays in payments from customers. The challenges posed by COVID-19 on our business are expected to evolve rapidly. An extended period of global supply chain and economic disruption and volatility in the financial markets could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Cash Flows from Operating Activities

Net cash provided by operating activities was $32.3 million during the nine months ended March 31, 2021. The net cash provided by operating activities resulted primarily from a net income of $4.8 million, non-cash items of $19.0 million and net increase in operating assets and liabilities of $8.5 million.

•

Non-cash items primarily consisted of an in-kind system upgrade contribution to the JV of $1.4 million and income from equity method investment of $1.0 million, offset by share-based compensation expense of $7.1 million, depreciation and amortization expense of $4.9 million, non-cash interest expense on debt of $3.8 million, amortization of debt issuance cost of $1.1 million and inventories write-down of $4.6 million; and

•

The net increase in operating assets and liabilities of $8.5 million was primarily due to an increase in inventories of $7.0 million driven by anticipated deliveries related to the China Class A user license awards of systems, a decrease in accounts payable of $5.0 million, a decrease in deferred revenue of $4.4 million and a decrease in operating lease liability, net of $0.5 million, offset by receivables collection resulting in a decrease in accounts receivable of $22.2 million, an increase of deferred cost of revenue of $1.2 million, an increase in compensation related accrued liabilities of $0.7 million, a decrease of $0.6 million in prepaid expense and other assets and an increase in customer advances of $0.7 million

Cash Flows from Investing Activities

Net cash used by investing activities was $1.5 million for the nine months ended March 31, 2021, which primarily related to the purchase of property and equipment of $1.4 million and an additional investment in the JV of $0.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2021 was $9.4 million primarily due to the prepayment of $10.0 million of the principal amount outstanding on our Term Loan, as well as an amendment fee of $0.5 million, net repayments on our Revolving Credit Facility of $0.4 million and $0.3 million taxes paid related to net settlement of equity awards, offset by $1.8 million proceeds from stock purchase plan and option exercises.

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

Contractual Obligations and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Our contractual obligations consist of debt, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended March 31, 2021 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

During the three and nine months ended March 31, 2021, we considered our estimated corporate bonus accrual to be a critical accounting estimate. Our bonus accrual for each quarter of the first half of the fiscal year is based on attainment of a net revenue and total cash metric; however, our bonus accrual for each quarter of the second half of the fiscal year is based on our performance against individual and defined corporate metrics: net revenue, adjusted EBITDA and gross orders to backlog. Our financial results are affected by the selection and application of accounting policies and methods.

In the three and nine months ended March 31, 2021, other than as described above, there have been no changes to the critical accounting policies and estimates, which we believe are those related to revenue recognition, business combinations and assessment of recoverability of goodwill and intangible assets, valuation of inventories, share based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies.

Concentration of Credit and Other Risks

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

For the three and nine months ended March 31, 2021, one customer represented 10% or more of total net revenue and no customer represented 10% or more of total net revenue for the three and nine months ended March 31, 2020. As of March 31, 2021, we had one customer that accounted for more than 10% of our total accounts receivable, net. We had no customer that accounted for more than 10% of our total accounts receivable, net as of March 31, 2020.

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. As of March 31, 2021, we are not engaged in any such hedging transactions and have no open forward contracts as all of our open positions had been settled.

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

Interest Rate Risk

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Credit Facilities and the Notes. The interest rates on the Notes are fixed and the interest rate on the Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of March 31, 2021, borrowings under the Term Loan totaled $76.1 million with an annual interest rate of 6.75% plus 90-day LIBOR, and borrowings under the Revolving Credit Facility totaled $27.6 million with an annual interest rate of 4.50% plus 90-day LIBOR. If the amount outstanding under the Credit Facilities remain at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.5 million. Refer to Note 10. Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion regarding our debt obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Results of Operations

The effect of the COVID-19 pandemic, or the perception of its effects, as well as the responses of governments and private industry on our operations and the operations of our customers and suppliers, have and could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and has subsequently been declared as a worldwide pandemic, which has affected global operations and global supply chains. In addition, it has been reported that there are new strains of COVID-19 which could be more contagious. The pandemic continues to be prevalent and related government and private sector responsive actions have impacted and will likely continue to adversely affect our business operations. Although vaccines are now available, deployment of such vaccines around the world has been slow and the impact on any potential recovery is unclear. It is impossible to full extent of the effects of the COVID-19 pandemic on our business, operations, financial condition or the economy.

Governments, public institutions, and other organizations are taking certain preventative or protective measures to combat the spread of the pandemic. While we are unable to predict the full impact of the pandemic, we are closely monitoring the spread of COVID-19 and are continually assessing its potential effects on our business. As a result of timing delays caused by the COVID-19 pandemic, we have and are continuing to experience disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions. We have also experienced delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. A few customers have also requested to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, as the pandemic and its effects continue, more customers may ask for the same, particularly, if the effects of the COVID-19 pandemic deepen or worsen. Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2021. In addition, other impacts of the COVID-19 pandemic have included and could include significant and unpredictable reductions in the demand for our products, a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; disruptions in our supply chain or a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products; or closures of our key facilities or the facilities of our customers or suppliers. Further, a lack of coordinated response on or compliance with risk mitigation and vaccination deployment with respect to the COVID-19 pandemic on a local or federal level could result in significant increases to the duration and severity of the pandemic in the United States as compared to the rest of the world and could have a corresponding negative impact on our business. These impacts and others that have resulted as a result of the COVID-19 pandemic and the unprecedented measures to slow the spread of the virus globally have had and will continue to have a negative impact on our business, operations and financial condition.

We have experienced a global economic slowdown as a result of the COVID-19 pandemic, which has adversely impacted our revenue, net income (loss) and cash flow and has required additional expenditures to mitigate such impacts and could continue to do so. The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The extent to which our operations and financial condition are affected by COVID-19, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic (including the severity of increases or spikes in the number of COVID-19 cases in areas in which we operate), new or additional actions taken to contain COVID-19 or address its impact and the timing of global recovery and economic normalization, among others. The situation is developing rapidly and additional impacts may arise that we are not aware of currently, however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, the COVID-19 pandemic and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.

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

As of March 31, 2021, we had an accumulated deficit of $476.9 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy Systems, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

Our ability to achieve profitability also depends on our ability to maintain or increase our gross margins on product sales and services. A number of factors may adversely impact such gross margins, including:

•	lower than expected manufacturing yields of high cost components leading to increased manufacturing costs;
•	low production volume, which will result in high levels of overhead cost per unit of production;
•	our ability to sell products and services, recognize revenue from our sales and the timing of revenue recognition and revenue deferrals;
•	increased material or labor costs;
•	increased inventory costs and liabilities for excess inventory resulting from inventory held in excess of forecasted demand;
•	increased service or warranty costs or the failure to reduce service or warranty costs;
•	increased price competition;
•	variation in the margins across products installed in a particular period;
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

In June 2017, we entered into a credit and security agreement that provided us with an initial revolving credit facility (the “Revolving Credit Facility”) of $52.0 million, which was amended in December 2017 to reduce the Revolving Credit Facility to $32.0 million. We also entered into a credit and security agreement that provides for an initial term loan of $40.0 million with a second tranche of $20.0 million available for draw until December 31, 2018 if specified conditions are met (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facilities”). We further amended the credit and security agreements with respect to the Credit Facilities in July 2018, December 2018, May 2019 and August 2019 to, among other things, provide for adjustments to the financial covenants and applicable margin and increase the Term Loan commitments by $25.0 million. Such credit and security agreements were amended in July 2020 to, among other things, provide for further adjustments to certain financial covenants. In addition, in connection with such amendment, we prepaid $10.0 million in principal with respect to the Term Loan.

As of March 31, 2021, we had total consolidated liabilities of approximately $408.3 million; including long-term liability components of the 3.75% Convertible Notes of $79.4 million, and the Revolving Credit Facility of $27.6 million and the Term Loan of $76.1 million, of which $18.9 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

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

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy Systems and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy System can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur. In addition, we have experienced and are continuing to experience delays in orders and installations due to the impact of the COVID-19 pandemic at our customer sites. To protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time.

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

•	the terms of the applicable sales and service contracts of the CyberKnife and TomoTherapy Systems; and
•	the proportion of revenue attributable to orders placed by our distributors, which may be more difficult to forecast due to factors outside our control.

Our operating results may also be affected by a number of other factors, some of which are outside of our control, including:

•	delays in business operations of our customers or vendors, construction at customer sites and installation, including such delays caused by the impact of the COVID-19 pandemic;
•	timing and level of expenditures associated with new product development activities;
•	regulatory requirements in some states for a certificate of need prior to the installation of a radiation device or foreign regulatory approvals, such as Class A or Class B user licenses in China;
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
•

fluctuations in our gross margins and the factors that contribute to such fluctuations, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factor entitled, “Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and services, which we may not be able to achieve.”

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

•

effective compliance with privacy, data protection and information security laws, such as the European Union General Data Protection Regulation (the “GDPR”) and California Consumer Privacy Act (the “CCPA”), as modified by the California Privacy Rights Act;

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

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife Systems, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the U.S. and Chinese leaders. Although the U.S. and China signed an initial trade deal in January 2020 and China announced a one year tariff exemption for medical linear accelerators in September 2019 (which was further extended through the end of September 2021), there has been a change in the U.S. presidential administration and, for that, and other reasons, there is no assurance that the trade deal will be signed or that the exemption on medical linear accelerators will continue beyond the extended term or that we will continue to qualify for such exemption. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

Additionally, uncertain credit markets and concerns regarding the availability of credit, including concerns related to the COVID-19 pandemic, could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers, and delays associated with the ongoing COVID-19 pandemic. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy Systems. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy Systems, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the ongoing global COVID-19 pandemic and Brexit, has caused, and may continue to cause, uncertainty in the global markets. The risks related to the COVID-19 pandemic are discussed in more detail in our risk factor entitled “The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers and suppliers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.” The risks related to Brexit are discussed in more detail in our risk factor entitled “The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our operations.”

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

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. In fiscal year 2021, we voluntarily initiated one recall on the TomoTherapy Systems and one recall on the CyberKnife System that were reported to the FDA We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through a security breach or cyberattack. Such security breaches or cyberattacks could expose us to a risk of lost or corrupted information, unauthorized disclosure of information, unauthorized disclosure of information, litigation and possible liability to employees, customers and regulatory authorities. In addition, we have moved some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third party provider over a broadband internet connection. Consequently, we are dependent on the security measures of the provider of this cloud computing system, and we may also utilize third-party providers for other services such as human resources, electronic communications and financial functions.  There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. Further, we could be subject to outages, security breaches and cyberattacks by the third party service provider. In the current COVID-19 pandemic, more of our personnel and the personnel of our service providers are working remotely, which increases the risks of security breaches and cyberattacks.

If our data management systems or those of our third-party providers do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, cyberattacks, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results. As a result, our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, and the information technology needs associated with our changing products and services. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, continuing to build security into the design of our products, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future.

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

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to privacy, cyber security and data protection laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has consumer protection authority, including regarding privacy and cyber security. In Europe, the GDPR, which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, the Data Protection Act of 2018 and the UK GDPR, which collectively implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues.

Data transfer and localization requirements related to personally identifiable information also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable EU member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, both the EU-U.S. Privacy Shield and EU Model Clauses have been subject to legal challenge. Further, in July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems), declaring the EU-US Privacy Shield invalid. Although the CJEU considers that the Commission Decision 2019/87 on data transfers carried out under the European Commission’s Standard Contractual Clauses valid, we may face additional scrutiny from EU regulators on how, in practices, the transfer of personal data from the EU to the U.S. takes place under the stablished mechanisms. China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. Further, the United States, citing a “national emergency with respect to its information and communications technology and services supply chain,” on August 6, 2020 issued sanctions against TikTok and WeChat on national security, foreign policy, and economic grounds. Additionally, the current U.S. administration is engaged in a comprehensive evaluation of national security concerns and other risks relating to the transfer of personally identifiable information from the United States to China. In 2019, an executive order citing national security risks in the telecommunications sector served to block U.S. companies from buying Chinese-made Huawei and ZTE products. If our operations, including those involving the processing of U.S.-collected data such as medical imagery, through the JV in China, come to be perceived as a U.S. national security risk, those operations may become subject to a similar executive order and sanctions. Any ban or other restriction on our transfer of data to the JV in China may increase costs as we seek operational and data processing alternatives.

New and proposed privacy, cybersecurity, and data protection laws are also providing new rights to individuals and increasing the penalties associated with non-compliance. For example, the CCPA, which went into effect in January 2020 and is being enforced as of July 2020, imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation, as well as a private right of action from individuals in relation to certain security breaches. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the U.S., which could create the potential for a patchwork of overlapping but different state laws. For example, in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and which shares similarities with the CCPA, CPRA, and legislation proposed in other states. The restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

We offer longer or extended payment terms for qualified customers in some circumstances. As of March 31, 2021, customer contracts with extended payment terms of more than one year amounted to approximately 8% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

As of March 31, 2021, we had approximately $311 million and $133 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2022 for state purposes. In addition, as of March 31, 2021, we had federal and state research and development tax credit carryforwards of approximately $22.8 million and $20.2 million, respectively. Such research credits for federal tax purposes and in states other than California will begin to expire starting in 2022, while the California research credits have no expiration date. The Tax Act legislation, as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), among other things, includes changes to the rules governing net operating losses. Net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account) when utilized in tax years beginning after March 31, 2021. It is uncertain if and to what extent various states will conform to the Tax Act or CARES Act. In addition, utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

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

At March 31, 2021, we had $126.3 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. Our manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for any of our manufacturing facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes and fires in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. In addition, China has suffered health epidemics related to the outbreak of COVID-19 (including resurgences of COVID-19), avian influenza and severe acute respiratory syndrome, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers. Furthermore, the COVID-19 pandemic has spread widely around the world, including in locations where we have facilities and operations. Unexpected events at any of our facilities or otherwise, including as a result of responses to epidemics or pandemics;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1‡	Executive Employment Agreement by and between Registrant and Shig Hamamatsu, dated January 1, 2021.	10-Q	001-33301	10.1	2/1/21
10.2‡	Executive Employment Agreement by and between Registrant and Suzanne Winter, dated January 1, 2021.	10-Q	001-33301	10.2	2/1/21
10.3‡	Executive Employment Agreement by and between Registrant and Patrick Spine, dated January 1, 2021.	10-Q	001-33301	10.3	2/1/21
10.4‡	Executive Employment Agreement by and between Registrant and Jesse Chew, dated January 1, 2021.	10-Q	001-33301	10.4	2/1/21
10.5‡	Executive Employment Agreement by and between Registrant and Michael Hoge, dated January 1, 2021.					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.	—	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

‡	Management contract or compensatory plan or arrangement.
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

Date: April 30, 2021
	By:	/s/ Joshua H. Levine
Joshua H. Levine
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shig Hamamatsu
Shig Hamamatsu
Chief Financial Officer
(Principal Financial Officer)