Form 10-K
period 2021-06-30
ACCURAY INC
filed 2021-08-17
CIK 1138723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant based on the last sale price for such stock on December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was: $308,504,310. Shares of the registrant’s common stock held by each executive officer, director and 5% stockholder have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 6, 2021, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 90,828,661.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2021 Annual Meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K.

ACCURAY INCORPORATED

YEAR ENDED JUNE 30, 2021

FORM 10‑K

ANNUAL REPORT

We own or have rights to various trademarks and tradenames used in our business in the United States or other countries, including the following: Accuray®, Accuray Logo®, CyberKnife®, Hi‑Art®, RoboCouch®, Synchrony®, TomoTherapy®, Xsight®, Accuray Precision®, AutoSegmentation™, CTrue™, H™ Series, iDMS®, InCise™, Iris™, CyberKnife M6™ Series, Accuray OIS Connect™, PreciseART®, PreciseRTX®, Treatment Planning System™, TomoDirect™, TomoEdge™, TomoH®, TomoHD®, TomoHDA™, TomoHelical™, TomoTherapy Quality Assurance™, Radixact®, Onrad ™, S7™, and VoLO™.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding expectations and beliefs regarding the effect of the COVID-19 pandemic and the related responses of governments and private industry on our operations and financial results as well as the markets and industry in general; future revenues and expenses; our sales, distribution and marketing efforts; reimbursement rates and its effects on our business; regulatory requirements, including our compliance with applicable regulations; future orders; the radiation therapy market; expectations regarding the economic impact of cancer; our strategy; our products and offerings, including their capabilities and benefits and anticipated benefits to patients and physicians; the factors that contribute to the long-term success of our products; our suppliers and manufacturing facilities; our intellectual property rights; the expected impact of changes in laws and regulations, including regulatory and tax laws; our expectations regarding litigation matters; our expectations regarding future capital requirements; our expectations regarding our liquidity and capital resources; our earnings or other financial results; our expectations regarding new products and features; our expectations regarding our joint venture with CNNC High Energy Equipment (Tianjin) Co., Ltd (the “JV”); our expectations regarding our debt, including our outstanding convertible notes and credit facility; our expectations regarding the effects of foreign currency fluctuations; and other statements using words such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “seek,” “should,” “will” and “would,” and words of similar import and the negatives thereof. Accuray Incorporated (“we,” “our,” or the “Company”) has based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Forward‑looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Factors that could contribute to such differences include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of this report. These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K and are subject to business and economic risks. We undertake no obligation to update or revise any forward‑looking statements to reflect any event or circumstance that arises after the date of this report except as required by applicable law.

PART I

Item 1.  BUSINESS

The Company

Accuray Incorporated is a radiation therapy company that develops, manufactures, sells and supports market-changing solutions that are designed to deliver radiation treatments for even the most complex cases, while making commonly treatable cases even more straightforward, to meet the full spectrum of patient needs. In comparison to conventional linear accelerators, we believe our treatment delivery, planning, and data management solutions provide better accuracy, flexibility, and control; fewer treatments with shorter treatment times; and the technology to expand beyond cancer treatment, making it easier for clinical teams around the world to provide treatments that help patients get back to living their lives, faster.

Our solutions are designed to advance patient care: during each individual treatment, throughout the treatment process, and at each stage of the cancer treatment journey, from curative to palliative treatments. Our solutions provide:

•

Novel artificial intelligence driven radiation therapy systems that automatically adapt treatment delivery for targets that move, synchronizing the radiation beam with the target’s motion in real-time throughout treatment delivery.

•	Automated tools help to identify interfraction changes for which re-planning is clinically beneficial and facilitate adaptation of the radiation dose precisely to the patient’s tumor.
•	Distinctive software that accelerates and automates the re-planning process to make re-treatment of a previously irradiated area more efficient for practices and more effective for patients.

Our innovative technologies, the CyberKnife® and TomoTherapy® platforms, including the Radixact® System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (SRS), stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image-guided radiation therapy (IGRT), and adaptive radiation therapy (ART). The CyberKnife and TomoTherapy platforms have complementary clinical applications with the same goal: to empower customers to deliver the most precise and accurate treatments while still minimizing dose to healthy tissue, helping to reduce the risk of side effects that may impact patients’ quality of life. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities. The CyberKnife platform is also used by neuro-radiosurgeons to treat patients with tumors in the brain and neurologic disorders. In addition to these platforms, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training, and other professional services.

We were incorporated in California in 1990 and commenced operations in 1992. We reincorporated in Delaware in 2007. Our principal offices are located at 1310 Chesapeake Terrace, Sunnyvale, CA 94089, and our telephone number is (408) 716‑4600.

In March 2020, the World Health Organization declared the outbreak of a strain of coronavirus, SARS-CoV-2, which causes novel coronavirus disease 2019 (“COVID-19”) pandemic. The COVID-19 pandemic has had, and continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses, and, while there has been some reopening and reduction of restrictions, the emergence of new variants and increased cases has led to the reimplementation of restrictions in many areas. To protect the health and well-being of our employees, suppliers, and customers, we have made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2021. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding the impact of the COVID-19 pandemic on our fiscal year 2020 financial results.

Market Overview

Despite significant improvements in cancer diagnosis and treatment, cancer rates continue to increase globally and remain a leading cause of death. According to the World Health Organization, cancer is one of the leading causes of death globally and was responsible for nearly 10 million deaths in 2020. Globally, about 1 in 6 deaths are due to cancer, and the economic impact of cancer is significant and is expected to increase. The total annual economic cost of cancer in 2017 was estimated at approximately $1.16 trillion. In addition, while the real impact of the COVID-19 pandemic on cancer prevention, diagnosis and treatment will not be known for many years, the American Cancer Society (“ACS”) anticipates that decreased resources and access to care will result in “lower incidence (in 2020), higher mortality and decreased survival in the future.”

Cancers can be broadly divided into two groups: solid tumor cancers, which are characterized by the growth of malignant tumors within the body in areas such as the brain, lung, liver, breast or prostate, and hematological, or blood‑borne cancers, such as leukemia. The most common causes of cancer deaths are cancers of lung, liver, colorectal, stomach and breast. The ACS estimates that solid tumor cancers will account for approximately 1.6 million, or approximately 92% of new cancer cases diagnosed annually.

Traditional methods for the treatment of solid tumor cancers include chemotherapy, surgery and radiation therapy. The most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high‑energy radiation generated by medical equipment external to the patient. The global radiotherapy equipment and software market has three main segments: Linear Accelerators (linacs), Treatment Planning Systems, and Radiation Therapy Simulators. Approximately 60% of cancer patients worldwide will undergo some form of radiation therapy during the course of their treatment. While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linacs to adequately treat their domestic cancer patient populations. We believe increasing demand for advanced medical treatments in many international markets and growth in cancer incidences worldwide will continue to drive demand for linacs with more sophisticated capabilities in the coming years.

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

Radiation Therapy

Radiation therapy uses high‑energy X-rays (photons) to destroy cancer cells and shrink or control the growth of tumors. Radiation therapy works by exposing clusters of cancer cells, or tumors, to a dose of high energy radiation sufficient to cause cell death and prevent cells from multiplying. During external beam radiation therapy, the clinician’s goal is to target radiation delivery to the tumor as precisely as possible in order to maximize the radiation dose delivered to cancerous tissue and minimize the exposure of healthy tissue. Recent advances in radiation therapy technologies have allowed clinicians to further improve the ability to target the radiation dose more precisely at cancer cells while minimizing the exposure of healthy tissue. These advances include the following:

Intensity-modulated radiation therapy.  Intensity-modulated radiation therapy (IMRT) involves varying, or modulating, the radiation beam intensity across the treatment area. This technique aims to conform the high dose region of the radiation beam more closely with the shape of the tumor, enabling the delivery of higher doses of radiation to tumors with a reduced impact on surrounding healthy tissue.

Image-guided radiation therapy.  Image-guided radiation therapy (IGRT) involves delivering radiation guided by images of the treatment area taken shortly before and/or during treatment using CT scan, X‑ray, ultrasound or other imaging technologies. By combining imaging with radiation treatment, clinicians can adjust the patient’s position relative to the radiation source prior to each treatment to target the tumor more precisely.

Stereotactic Radiosurgery and Stereotactic Body Radiation Therapy.  Radiosurgery is a form of radiation therapy that uses precisely targeted high doses of radiation to destroy tumors. Radiosurgery is non‑invasive; there is no incision involved. Stereotactic radiosurgery (SRS) and stereotactic body radiation therapy (SBRT) both provide a high degree of targeting accuracy with very high doses of extremely precise, externally delivered radiation, thereby maximizing the cell-killing effect on the tumor(s) while minimizing the dose to nearby healthy tissue. SRS and SBRT are advanced external beam radiation treatment techniques used to deliver (ultra) hypofractionated radiation therapy. SRS is used to treat conditions within the brain, while SBRT is commonly used to treat tumors outside the brain. SRS and SBRT typically involve the delivery of a single high-dose radiation treatment or a few fractionated radiation treatments (usually up to five) to ablate (destroy) the tumor. To achieve the accuracy and precision required for both SRS and SBRT, image guidance during treatment, the ability to adjust the aim of the beam in real‑time to correct for tumor motion, and a wide range of beam angles, are critical for treatment.

Adaptive radiation therapy.  Adaptive radiation therapy (ART) involves adjusting a patient’s radiation therapy plan during or between fractions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. While there is no widely accepted definition of adaptive radiation therapy, it has been characterized to include as little as an adjustment to the physical position of the patient relative to the radiation source prior to treatment, as occurs during IGRT, rather than an adjustment to the treatment plan. Our approach is based on the belief that adaptive radiation therapy requires monitoring and adjustments to the treatment plan facilitated by both the regular acquisition of updated quantitative images showing the location, size, and shape of the tumor, and verification of the radiation dose received by the patient throughout the entire course of treatment.

Hypofractionation.  Hypofractionation involves the delivery of higher doses of radiation per fraction over fewer total fractions than are used in conventional radiation therapy. Hypofractionated radiation therapy has been proven to deliver clinical outcomes as good as conventional fractionation, while dramatically reducing both the number of treatments and the total cost of care. The advent of innovative technological features in radiation therapy treatment planning and delivery has enabled clinicians to maximize the radiation dose administered to tumors in the patient, improving local tumor control and, in some cases, improving patient survival rates. Patients, too, benefit from the efficiency of hypofractionated radiation therapy. Fewer treatments means fewer clinical visits and a faster return to family, friends and other aspects of life. Hypofractionation is often used to treat small targets throughout the body, including the brain, head and neck, spine, lung and prostate. It is also being used more frequently in clinical applications where the radiobiology is appropriate for fewer fractions of higher doses, including the breast.

Despite advances in radiation therapy techniques, most commercially available radiation therapy systems from other manufacturers still present significant limitations that restrict clinicians’ ability to provide the most precise treatment possible. These limitations include:

•

Limited versatility and precision.  The C‑arm configuration of traditional radiation therapy systems has limitations because of its size and mechanical structure. C‑arm linac architecture is constrained to delivering radiation in a single plane (coplanar) thus limiting its radiation delivery capability for complex and advanced cases. Additionally, most previously existing multi-leaf collimator MLCs, which modulate or shape the radiation beams, have mechanical limitations that reduce their beam‑shaping ability and the speed at which they operate. These design elements limit the motion and dynamic range of IMRT intensities capable of being delivered by traditional radiation therapy systems and often make it challenging to achieve the precision needed to maximize dose to the tumor while minimizing damage to surrounding healthy tissue and potential associated side effects. Such imprecision may prevent clinicians from treating tumors near sensitive anatomic structures, such as the eye or the spinal cord, or from re‑treating patients in an area of the body that was previously exposed to radiation and may be unable to tolerate additional exposure.

•

Limited ability to provide quantitative images.  Precise radiation therapy requires frequent images that accurately depict the size, shape and location of the tumor. Many traditional radiation therapy systems use imaging technologies that are not able to generate a quantitative assessment of the patient’s and/or target volume’s position. The lack of quantitative imaging prevents clinicians from understanding the actual amount of radiation that was received by tissue within the patient’s body. Since it is common for internal organs to shift and for the size of the tumor to change during the course of treatment, failure to adapt the plan throughout the course of treatment may result in a portion, or potentially all, of the radiation dose missing the tumor and instead being absorbed by healthy tissue
•

Failure to integrate multiple functions.  The basic architecture for traditional radiation therapy systems pre‑dates many recent advances that enable integrated imaging, treatment planning, dose verification or quality assurance capabilities necessary for more advanced treatment protocols. Some conventional systems have been subsequently adapted to include certain elements of this functionality by incorporating modular add‑on devices to legacy linac designs. These separate modular components can provide imaging, treatment planning, quality assurance procedures or post‑treatment analysis functionality. However, this add‑on architectural approach can have safety, accuracy, and workflow implications because of the manual methods used for checking proper system operation.

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

Our Strategy

Our goal is to develop equipment and technology that enable physicians to deliver precise, customized, leading‑edge treatments that help patients with cancerous or benign tumors, or neurologic disorders, get back to living their lives, faster. We endeavor to achieve this goal by expanding the clinical options for healthcare providers, helping them offer the best radiation treatment for each patient and by providing patients with treatment tailored to their specific needs. Our vision is to expand the curative power of radiation therapy to improve as many lives as possible. We believe our current technologies and our future innovations can help to achieve this. Some of the key elements of our strategy include the following:

Increase physician adoption and patient awareness to drive utilization.  We are continually working to increase adoption and awareness of our systems and demonstrate their advantages over other treatment methods, including more conventional approaches. We hold and sponsor symposia and educational meetings and support clinical studies to demonstrate the clinical benefits of our systems. We regularly meet with clinicians to educate them on the expanded versatility that our systems offer in comparison to more traditional radiation therapy products or surgery. We are continuously expanding our digital and social presence to reach and educate a broader audience of physicians and patients. To support awareness of all our product offerings, we assist our customers with increasing patient awareness in their communities by providing them with tools to develop marketing and educational campaigns.

Continue to expand the radiosurgery market.  The CyberKnife System is a robotic radiosurgery system capable of treating tumors throughout the body. There are now over 1,900 peer reviewed publications supporting use of the CyberKnife System in the treatment of various cancer and tumor types. Radiosurgery is a commonly used procedure among neuro radiosurgeons who require the high level of precision found with surgery yet want to offer their brain tumor patients a non-invasive option. With more than two decades of clinical evidence, the CyberKnife System offers distinct advantages in the treatment of diseases in the head, base of the skull, and spine. These areas of the body require extremely accurate treatment because of the proximity of the tumors to critical structures that may impact a person’s ability to perform basic functions and to think, see, hear and walk.

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

Expand sales in international markets.  We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the large international opportunity for our products. Outside of the United States, we currently have regional offices in Morges, Switzerland, Hong Kong, China, Shanghai, China and Tokyo, Japan and direct sales staff in most countries in Western Europe, Japan, India and Canada. Combined with distributors in Eastern Europe, Russia, the Middle East, the Asia Pacific region and Latin America, our sales and distribution channels cover more than 92 countries. However, many of these countries are not highly developed at this time and therefore sales opportunities may be limited. We intend to increase our international revenue by focused additions of direct sales personnel in targeted areas to further penetrate our most promising international markets, and additional distributors strategic partnerships, or joint ventures, where opportune.

Strategic partnerships and joint ventures.  We intend to pursue strategic partnerships and joint ventures we believe will allow us to complement our growth strategy, increase sales in our current markets and expand into adjacent markets, broaden our technology and intellectual property, and strengthen our relationships with our customers. In fiscal 2016 we signed an agreement with RaySearch Laboratories AB, which led to the integration of treatment planning support for the TomoTherapy, Radixact and CyberKnife Systems in the RayStation treatment planning system (TPS). In fiscal 2017, we signed an agreement with Photo Diagnostic Systems, Incorporated to enhance image quality of our TomoTherapy System through an enhanced tomographic reconstruction software. In fiscal 2019, our wholly-owned subsidiary, Accuray Asia Limited (“Accuray Asia”), entered into an agreement with CNNC high Energy Equipment (Tianjin) Co., Ltd. (the “CIRC Subsidiary”), a wholly-owned subsidiary of China Isotope & Radiation Corporation, to form a joint venture, CNNC Accuray (TianJin) Medical Technology Co. Ltd. (the “JV”), to manufacture and sell radiation oncology systems in China.

Our Products

From oncology to neuro-radiosurgery and beyond, our solutions enable clinicians to deliver shorter, more personalized, and more effective treatments. Our suite of radiation delivery devices includes the CyberKnife and the Radixact System, our next generation TomoTherapy platform. We also offer our Onrad Treatment Delivery System, a configuration of the TomoTherapy System designed specifically to meet the needs of the market in China. In addition, our portfolio includes comprehensive software solutions to enable and enhance the precise and efficient radiotherapy treatment with our advanced delivery systems.

The CyberKnife Platform

The CyberKnife platform is comprised of the only full-body stereotactic radiosurgery (SRS) and stereotactic body radiation therapy (SBRT) robotic systems on the market - including the CyberKnife M6 and S7 Systems. These systems have the option of fixed collimators plus the Iris Variable Aperture Collimator (FI), fixed collimators plus the InCise MLC (FM) and fixed collimators plus the Iris Variable Aperture Collimator plus the InCise MLC (FIM).

Using continual image guidance technology and computer controlled robotic mobility, the CyberKnife platform are designed to deliver precise radiation from a wide array of beam angles and automatically track, detect and correct for tumor and patient movement in real‑time throughout the procedure, enabling artificial-intelligence (AI) driven delivery of precise, high dose radiation with sub-millimeter accuracy without manual user intervention. This design is intended to enable the CyberKnife platform to deliver high‑dose radiation with precision, which minimizes damage to surrounding healthy tissue and eliminates the need for invasive head or body immobilization frames. Our patented image‑guidance technology correlates low dose, real‑time treatment X‑rays with images previously taken with a CT scan of the tumor and surrounding tissue to direct each beam of radiation with increased precision versus treatments without this real‑time feedback. This, in turn, enables delivery of a highly conformal, non‑isocentric dose of radiation to the tumor, with minimal radiation delivered to surrounding healthy tissue. With its autonomous ability to track, detect and correct for even the slightest tumor and patient movement throughout the entire treatment, the CyberKnife platform is intended to provide patients with an effective and accurate treatment.

Our configurations of CyberKnife platforms include the following:

The CyberKnife M6 Series with configurations of FI, FM and FIM.  The M6 Series is available for sale in most major markets globally. It is used with the following options: a fixed collimator (F), an Iris collimator (I) or a multileaf collimator (M). With the InCise MLC, clinicians can deliver the same precise SRS and SBRT treatments they have come to expect with the CyberKnife platform, faster and for a wider range of tumor types than prior configurations. The InCise MLC and IMRT planning tools enable expansion of indications that can be treated with a CyberKnife to include many IMRT indications. The CyberKnife M6 Series includes disease‑specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, treatment speed improvements, more options to configure the treatment room, expanded number of nodes leading to more coverage and sparing of healthy tissue.

The CyberKnife S7 Series with configurations of FI+, FM and FIM.  The S7 Series can be sold in most major markets globally. It is used with the following options: a fixed collimator (F), an Iris collimator (I) or a multileaf collimator (M). With the InCise MLC, larger tumors previously thought untreatable with radiosurgery and SBRT are able to be treated efficiently and with unrivaled accuracy and tissue sparing. The InCise MLC and IMRT planning tools enable expansion of indications that can be treated with a CyberKnife System to include many IMRT indications. The CyberKnife S7 Series includes disease specific tracking and treatment delivery solutions for brain, spine, lung and prostate tumors, treatment speed improvements, more options to configure the treatment room, expanded number of nodes leading to more coverage and sparing of healthy tissue. The CyberKnife S7 System combines speed, advanced precision, and real-time artificial intelligence (AI)-driven motion tracking and synchronization treatment delivery for all SRS and SBRT treatments, in as little as 15 minutes.

We believe the CyberKnife platform offer clinicians and patients the following benefits:

The only truly robotic system in the market.  Combining the benefits of continual image guidance and non isocentric, non coplanar treatment delivery, the CyberKnife platform is designed to precisely tailor radiation delivery to minimize dose to healthy tissue while maintaining sub millimeter accuracy and precision even for targets that move during treatment. We believe the CyberKnife platform is the clinical solution to choose when accuracy, flexibility, speed, and patient comfort are essential.

Treatment of inoperable or surgically complex tumors.  The CyberKnife platform may be used to target tumors that cannot be easily treated with traditional surgical techniques because of their location, number, size, shape or proximity to vital tissues or organs, or because of the age or health of the patient. The CyberKnife platform’s intelligent robotics enable the precise targeting of a tumor, while at the same time minimizing damage to surrounding healthy tissue.

Treatment of tumors throughout the body.  The CyberKnife platform has been cleared by the FDA to provide treatment planning and image‑guided radiation treatment for tumors anywhere in the body where radiation treatment is indicated. By comparison, traditional frame‑based radiosurgery systems are generally limited to treating brain tumors and use cobalt 60 radioactive material, which decays over time and is difficult to replace. The CyberKnife platform is being used for the treatment of primary and metastatic tumors outside the brain, including tumors on or near the spine and in the lung, liver, prostate, kidney and pancreas in addition to tumors in the brain, with the same sub‑millimeter accuracy in every disease site.

Real‑time tracking of tumor movement.  The CyberKnife platform is designed to enable the treatment of tumors that change position during treatment. The systems offer the following features which enhance image-guided robotic radiation delivery: Synchrony Motion Synchronization and Real-Time Adaptive Radiotherapy Technology, Xsight Lung Tracking System, Xsight Spine Tracking System, InTempo Adaptive Imaging System and Lung Optimized Treatment.

Significant patient benefits.  The CyberKnife platform maximizes patient comfort. Patients may be treated with the CyberKnife platform on an outpatient basis without anesthesia and without the risks and complications inherent in traditional surgery. Patients do not require substantial pre treatment preparation, and typically there is little to no recovery time or hospital stay associated with CyberKnife platform’s treatments. In addition, the CyberKnife platform eliminates the need for an invasive rigid frame to be screwed into the patient’s skull or affixed to other parts of the body, or for trained breath holding or gating instruments.

Additional revenue generation through increased patient volumes.  We believe clinical use of the CyberKnife platform allows our customers to effectively treat patients where extreme precision and ability to account for motion are important, and patients who otherwise would not have been treated with radiation or who may not have been good candidates for surgery.

Upgradeable modular design.  The CyberKnife platform has a modular design, which facilitates the implementation of upgrades that often do not require our customers to purchase an entirely new system to gain the benefits of new features. We continue to work to develop and offer new clinical capabilities enhancing ease of use, reducing treatment times, improving accuracy and improving patient access. The main components and options of the CyberKnife platform include: the compact X‑band linear accelerator; robotic manipulator, the real‑time image‑guidance system with continuous target tracking and correction; X‑ray sources; image detectors. Key features of these components include:

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

Real‑time image‑guidance system with continuous target tracking and correction.  Without the need for clinician intervention or treatment interruption, the CyberKnife platform’s real‑time image‑guided robotics are designed to enable continuous monitoring and correction for patient and tumor movements throughout each treatment as it is being delivered.

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

In addition to the main components listed above, we also offer the following components and options: Synchrony Motion Synchronization and Real-Time Adaptive Radiotherapy Technology; Xsight Spine Tracking System; Xsight Lung Tracking System; Lung Optimized Treatment; RoboCouch Patient Positioning System; Xchange Robotic Collimator Changer; InTempo Adaptive Imaging System; Iris Variable Aperture Collimator; and the InCise MLC. Key features of some of these components are as follows:

Synchrony Motion Synchronization and Real-Time Adaptive Radiotherapy Technology.  The Accuray proprietary Synchrony Motion Synchronization and Real-Time Adaptive Radiotherapy Technology is a collection of unique hardware and software technologies that enables personalized real-time adaptive delivery of radiation treatment to targets while they are in motion by synchronizing the treatment delivery beam position to the target location precisely and accurately during the delivery of a treatment fraction. Synchrony is the only technology that uses artificial intelligence, through image guidance, to automatically adapt and synchronize the radiation beam to the position of the tumor if and when it moves during treatment, enabling the delivery of highly conformal radiation beams while minimizing dose to healthy tissue. The beams of radiation are delivered continuously throughout the treatment session as the patient behaves naturally. Synchrony is used to continuously track tumors that move with respiration as beams are synchronized in real time to tumor position while adapting to changes in breathing patterns. The Synchrony technology provides what we believe is unsurpassed clinical accuracy for tumors that move with respiration without the need for implanted fiducials. It makes it possible and practical for clinicians to deliver radiation dose with sub millimeter precision and accuracy, even for tumors that move with respiration.

Xsight Tracking System.  The Xsight Spine and Lung Tacking Systems allow for tracking of tumors without the need for implanted markers in the spine and the lung.

Lung Optimized Treatment.  An integrated suite of tools that provides a complete fiducial‑free clinical solution for lung cancer patients and optimizes non‑invasive lung SBRT treatments.

InTempo Adaptive Imaging System.  The InTempo Adaptive Imaging System is designed to optimize imaging frequency during prostate treatments and uses time‑based image guidance to assist with tracking and correcting non‑predictable intrafraction target motion.

Iris Variable Aperture Collimator.  The Iris Variable Aperture Collimator enables delivery of beams in 12 unique sizes with a single collimator, which significantly reduces treatment times and the total radiation dose delivered to the patient.

InCise Multileaf Collimator.  The InCise MLC, originally designed for the CyberKnife M6 Series, is also available on the CyberKnife S7 Systems. It is designed to deliver the same precise SRS and SBRT treatments clinicians expect from the CyberKnife platform, while significantly reducing treatment times. With the InCise MLC, the CyberKnife M6 Series can be used to treat larger and irregular tumors more efficiently.

The TomoTherapy Platform, including the Radixact System, our next-generation TomoTherapy platform

The TomoTherapy platform includes the Radixact System, the next‑generation TomoTherapy platform, which includes configuration options of X5, X7 and X9, and the TomoTherapy H Series, with configuration options of TomoH, TomoHD, and TomoHDA. The Radixact System has been cleared in most major markets globally. The TomoTherapy platform consist of fully integrated and versatile radiation therapy systems used by healthcare professionals in the treatment of a wide range of cancer types. We believe the TomoTherapy platform offers clinicians and patients the following benefits:

Versatile treatment capabilities.  The TomoTherapy platform’s ring gantry architecture enables precise and efficient treatments with a high degree of dose conformity. The high‑speed binary MLC is integrated with the linac and consists of 64 individual low leakage tungsten leaves that move across the beam to either block or allow the passage of radiation, effectively modulating and shaping the beam as it is emitted. The combination of the ring gantry and the high‑speed MLC enable treatment to be delivered continuously in a 360‑degree helical pattern around the patient’s body (which we refer to as TomoHelical). Additionally, the TomoDirect feature provides the TomoTherapy platform with added versatility, enabling the delivery of high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. All TomoTherapy platform systems enable an operator to provide non‑isocentric 3D conformal radiotherapy, IG- IMRT, or stereotactic treatments within a typical cylindrical volume of 40 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows single or multiple tumors, located anywhere in body, to be treated in a single session. The TomoTherapy platform’s versatility, efficiency and precision offer clinicians an extensive range of effective treatment possibilities.

Real-time tracking of tumor movement. The Accuray proprietary Synchrony® Motion Synchronization and Real-Time Adaptive Radiotherapy Technology is a collection of unique hardware and software technologies that enables personalized real-time adaptive delivery of radiation treatment to targets while they are in motion by synchronizing the treatment delivery beam position to the target location precisely and accurately during the delivery of a treatment fraction. Synchrony is the only technology that uses artificial intelligence, through image guidance, to automatically adapt and synchronize the radiation beam to the position of the tumor if and when it moves during treatment. The beams of radiation are delivered continuously throughout the treatment session as the patient behaves naturally. Synchrony can be used on the Radixact System to adapt treatment delivery for tumors that move as a result of bodily processes, including respiration and digestion, as well as patient movement. Synchrony treatments are truly personalized, as delivery is adapted to the individual’s unique movements throughout treatment delivery. If movement changes during treatment, delivery is adapted for that unique change. The Synchrony technology makes it possible and practical for clinicians to deliver radiation dose with accuracy and precision, even for tumors that move. Synchrony helps to maximize treatment effectiveness and minimize dose to surrounding healthy tissue because it accounts for the current and changing conditions of the patient during treatment delivery.

Diagnostic-like quality kVCT images that enable better identification of tumors, dose verification and treatment planning We recently launched ClearRT™ helical kVCT imaging technology for the Radixact System. ClearRT imaging brings low dose diagnostic-like kVCT imaging quality, the largest imaging field of view available on a radiation delivery system at 50 cm (diameter) by 135 cm (long), and speed, as evidenced by its ability to capture a 1-meter image in only 1 minute. ClearRT delivers enhanced imaging capabilities compared to conventional linear accelerator systems that rely on cone-beam CT (CBCT) imaging and as an alternative to MR-based radiation therapy systems that can be complex and cost prohibitive to use. ClearRT offers excellent uniformity and low noise across the entire image, improved soft tissue visualization and exceptional spatial resolution, which is intended to enhance the versatility and efficiency of the Radixact System in the radiation therapy department.

Integrated treatment system for precise radiation delivery.  We believe the integration of our proprietary imaging technologies, treatment planning and helical radiation delivery mode enables highly accurate and precise radiation therapy. Our planning software allows clinicians to establish the contours of a tumor and any normal radio-sensitive structures in close proximity to the treatment beam. The TomoTherapy platform uses an intelligent dose optimization algorithm to ensure the radiation beam conforms to the patient’s tumor and minimizes exposure to surrounding healthy tissue structures, providing a highly‑targeted and effective dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues while minimizing damage to nearby healthy tissues, thus also minimizing side effects.

Efficient clinical workflow for Image-Guided Radiation Therapy, or IGRT, and adaptive radiation therapy.  The TomoTherapy platform integrates into a single system all of the key elements for radiation therapy, including treatment planning, CT image‑guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add‑ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients. Conversely, the integrated CTrue IR imaging and treatment features of the Radixact Systems allow clinicians to scan, plan and treat cancer patients efficiently. Treatment plans as well as daily images can be easily accessed remotely, enabling clinical teams to collaboratively work together, regardless of location, ensuring high quality plan development and delivery. Additionally, ClearRT provides clear, high-fidelity images that will reduce the time required for patient imaging and registration, a crucial part of the treatment delivery process, thereby enabling clinical staff to serve more patients. Also, ClearRT helical kVCT images will be available within the Accuray PreciseART® automated dose trending tool for clinicians to evaluate if plan adaptation would be beneficial, enabling the most personalized patient care.

Low barriers to installation and implementation.  All external beam radiation systems must be housed in rooms that have special radiation shielding to capture any radiation not absorbed by the patient. The TomoTherapy platform’s size and self‑contained design allow customers to retrofit them into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are often required of other radiation therapy systems. With both imaging and radiation delivery capabilities integrated on a ring gantry, the TomoTherapy and Radixact Systems require less space than other linac systems, which use large moving arms to position the linac or incorporate adjacent imaging equipment used for treatment planning. In addition, because the TomoTherapy and Radixact Systems have an integrated radiation beam stop, which shields radiation that passes through the patient, they require less radiation shielding in treatment room walls as compared to traditional systems. We also preassemble, test and commission each TomoTherapy and Radixact System at our manufacturing facility, and ship the system almost fully assembled. This process typically allows radiation “beam on” within four days after delivery and first patient treatments to begin within 14 to 28 days after delivery.

Platform for further technological advancements in adaptive radiation therapy.  We believe the Radixact System is uniquely positioned to enable truly adaptive radiation therapy because of its ability to provide daily, quantitative images, high speed delivery of radiation from fixed beam angles or helically from 360 degrees around the body and real time verification of the dose received by the patient. We believe the combination of these design features and our integrated treatment planning and optimization software will allow us to continue to enhance the Radixact System’s adaptive capabilities to enable clinicians to routinely and easily adjust a patient’s treatment as needed, thereby remaining true to the intent of the original treatment plan.

In addition to the functionality listed above, the TomoTherapy and Radixact Systems may be enhanced with the following product options: TomoDirect Mode and TomoEdge Delivery. Key capabilities of these options are as follows:

TomoDirect Mode.  TomoDirect is standard on the TomoTherapy HDA model and Radixact X7 and X9 models. The TomoDirect mode is a discrete angle, non‑rotational delivery mode that enables the user to create a treatment plan that defines target‑specific gantry angles. Treatment delivery is quickly completed for each beam angle. The TomoDirect mode enables users to plan and treat routine cases with greater efficiency, while achieving the quality of the TomoTherapy platform’s unique beamlet‑based delivery.

TomoEdge Delivery.  TomoEdge is standard on the TomoTherapy HDA model and Radixact X7 and X9 models. By dynamically varying the width of the collimator jaws during treatment delivery, dose to normal healthy tissues immediately adjacent to the tumor is reduced, helping to minimize the risk of radiation side effects. Additionally, overall treatment time is shortened because the jaws opening can be effectively tailored to the size of the tumor, enabling more efficient dose coverage. The resulting gains in treatment quality and speed expand the TomoTherapy and Radixact Systems’ clinical and market reach within the conventional and stereotactic radiotherapy spaces.

Our Software Solutions

Our Accuray Precision Treatment Planning with iDMS Data Management Systems provide fully integrated treatment planning and data management systems for use with all compatible Accuray platforms.

Accuray Precision Treatment Planning.  With a streamlined and intuitive Windows‑based interface, Accuray Precision Treatment Planning System enables clinicians to efficiently generate high quality radiation therapy treatment plans for all case types. It is a complete planning solution, including multi‑modality image fusion with proprietary deformable image registration algorithm, comprehensive suite of contouring tools, AutoSegmentation auto‑contouring options for head and neck, brain, and prostate, side‑by‑side treatment plan comparison, plan summation and evaluation. It supports treatment plan creation for all case types with TomoHelical, TomoDirect IMRT and 3D CRT planning mode on both Radixact and TomoTherapy Systems enabled with iDMS Data Management Systems. It also supports planning for all case types on CyberKnife platforms, including Frameless Intracranial Radiosurgery, Fiducial‑Free Lung Tracking with Dynamic Motion Synchronization, SBRT, for the spine, abdomen and pelvis, as well as IMRT. It provides fast and accurate dose computation engines for both Accuray platforms, including Monte Carlo dose calculation for the CyberKnife InCise multileaf collimator and VOLO™ Technology for the CyberKnife, Radixact and TomoTherapy Systems. The VOLO solution features high‑speed parallel processing for both dose calculation and optimization that empowers clinicians to create highly customized treatment plans in less time, with greater flexibility to work interactively and in real time to efficiently develop the best IMRT treatment plans for even the most complex cases.

The Accuray Precision Treatment Planning System can be further enhanced with optional advanced capabilities below:

PreciseART Adaptive Radiation Therapy Option.  The PreciseART Radiation Therapy Option extends adaptive radiotherapy possibilities, delivering an entirely new level of system integration and workflow automation for Radixact and other TomoTherapy Systems compatible with iDMS. The PreciseART Option enables clinicians to monitor patient treatment and efficiently adapt plans, helping clinics of all sizes deliver more precise treatments to more patients. It offers automated processing of daily imaging to enable clinicians to monitor all patients and set protocol‑specific action levels to flag cases for review and possible plan adaptation. Its streamlined re‑planning capabilities leverage full integration of treatment delivery, planning and database systems to allow clinicians to efficiently generate new treatment plans based on previous plan data. It also maintains the integrity of original treatment plans to ensure tumor coverage, preserve Organ‑At‑Risk (OAR) doses and reduce toxicity. We believe our PreciseART software is the only practically usable adaptive therapy solution available to the mainstream radiation therapy market.

PreciseRTX Retreatment Option.  The PreciseRTX Retreatment Option makes retreatment planning more efficient and effective. The option helps to accelerate and enhance the process of creating new treatment plans for patients who have received previous irradiation. The workflow includes importation of patient dose data, from either Accuray or non Accuray planning systems, automatic deformation of original plan contours onto a new treatment planning CT, automatic deformation of previously delivered dose onto a new planning CT, generation of the re treatment plan based on the information from existing plan and summation of the original and new treatment plans to review the total dose.

Accuray iDMS Data Management System.  Accuray iDMS creates a centralized platform for storing and managing all patient and treatment plan data. Designed to integrate with a wide range of technologies and systems, iDMS enables users and applications to securely and seamlessly access the data they need to drive efficient, informed, effective treatment. Information for patients to be treated or previously treated on any iDMS compatible Accuray platform will be maintained as a single treatment record, providing the flexibility to treat patients on any available Accuray platform compatible with iDMS. It can manage users and privileges to control patient data access. It supports the Storage Vault option, which can safely maintain years of encrypted patient data. It also offers customizable report generation of patient, plan and treatment system with Report Administration Application. In addition, the Accuray iDMS enables connectivity between Accuray platforms with other systems in radiation oncology departments, encompassing the entire radiotherapy workflow. iDMS offers several key capabilities:

OIS Connect Option.  The OIS Connect software option is a DICOM standard based solution that provides the ability to interface all iDMS enabled Accuray platform to a compatible Oncology Information System (OIS). This integration with electronic medical record generates a comprehensive export of the radiotherapy treatment history delivered using Accuray platforms.

Tomo Quality Assurance (TQA) package.  The TQA application offers trending and reporting of many system and dosimetric parameters that allow physicians to monitor the performance of their TomoTherapy platforms.

Delivery Analysis.  Delivery Analysis is a software option for the TomoTherapy platform that enables easy pre treatment patient QA and also offers an innovative capability to monitor doses throughout the patient treatment using detector signals to ensure that the patient is receiving the expected dose from treatment to treatment. The product option provides both high level analytics for summary display as well as detailed analysis capability.

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

We market our products to radiation oncologists, neurosurgeons, general surgeons, oncology specialists and other referring physicians in hospitals and stand‑alone treatment facilities. We intend to continue to increase our focus on marketing and education efforts to surgical specialists and oncologists responsible for treating tumors throughout the body, and are also working closely with hospital administrators to demonstrate the economic benefits of our offering. Our marketing activities also include efforts to inform and educate cancer patients about the benefits of the CyberKnife and TomoTherapy platforms.

Under our standard distribution agreement, we generally appoint a distributor for a specific country. We typically also retain the right to distribute the CyberKnife and TomoTherapy platforms in such territories, though we remain bound by certain agreements entered into by TomoTherapy prior to our acquisition that did not retain such rights in certain jurisdictions. In most territories, our distributors generally provide the full range of service and sales capabilities, although we may provide installation and service support for certain distributors.

In China, our joint venture in China (the “JV”) has begun selling our products, much like a distributor. In the long term, we anticipate that the JV will manufacture and sell a locally branded “Made in China” radiotherapy device in the Class B license category, which would replace our current offering in that category. We believe this strategy will allow us to best maximize both near and longer-term opportunities in China.

Manufacturing

We purchase major components for each of our products from outside suppliers, including the robotic manipulator, treatment couches, gantry, magnetrons and computers. We closely monitor supplier quality, delivery performance and conformance to product specifications, and we also expect suppliers to contribute to our efforts to improve our manufacturing cost and quality.

Some of the components are obtained from single‑source suppliers. These components include the couch, magnetron and solid state modulator for the TomoTherapy platform and the robot, couch, and magnetron for the CyberKnife platform. In most cases, if a supplier was unable to deliver these components, we believe we would be able to find other sources for these components subject to any regulatory qualifications, if required. In the event of a disruption in any of these suppliers’ ability to deliver a component, we would need to secure a replacement supplier. Additionally, any disruption or interruption of the supply of key subsystems could result in increased costs and delays in deliveries of our treatment systems, which could adversely affect our reputation and results of operations. To help mitigate these risks, we negotiate long‑term supply contracts or submit long‑term orders and forecasts to our single‑source suppliers with the goal that our demand can be satisfied and any capacity problem can be mitigated.

Currently, we manufacture our CyberKnife and TomoTherapy platforms in Madison, Wisconsin. We manufacture the linear accelerator for our CyberKnife and TomoTherapy platforms at our Chengdu, China facility. Our facilities employ state‑of‑the‑art manufacturing techniques and equipment. The components manufactured at our Chengdu facility are produced under the International Standard Organization (ISO), 13485:2016 certified quality management systems. The completed medical devices are designed, manufactured, installed, serviced and distributed at our Sunnyvale, Madison and Morges facilities under quality management systems which are compliant to the internationally recognized quality system standard for medical devices ISO, 13485:2016, and the Quality System regulations enforced by the FDA. We believe our manufacturing facilities will be adequate for our expected growth and foreseeable future demands for at least the next three years.

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

As of June 30, 2021, we held exclusive field of use licenses or ownership of approximately 488 U.S. and foreign patents, and approximately 154 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into the CyberKnife and TomoTherapy platforms, or which may be incorporated into new technologies under current development, all of which we believe will allow us to maintain a competitive advantage in the field of radiation therapy systems. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

Competition

The medical device industry in general and the non‑invasive cancer treatment field in particular, are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and regulatory approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well‑established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery and other forms of minimally invasive procedures, brachytherapy, chemotherapy, immunotherapy, and other drugs remain alternatives to the CyberKnife and TomoTherapy platforms.

New product sales in this competitive market are primarily dominated by two companies: Elekta AB (Elekta) and Varian Medical Systems, Inc. (Varian), which was recently acquired by Siemens Healthineers. Some manufacturers of standard linac systems, including Varian and Elekta, have products that can be used in combination with body and/or head frame systems and image‑guidance systems to perform both radiosurgical and radiotherapy procedures. Our other competitors include ViewRay Inc. (ViewRay), RefleXion Medical, Zap Medical, and other companies in the radiosurgical and radiation therapy markets.

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

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy platforms and their technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assume that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete or less useful. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. Our competitive position also depends, among other things, on:

•	Widespread awareness, acceptance and adoption of our products by the radiation oncology and cancer therapy markets;
•	Innovations that improve the effectiveness and productivity of our systems’ treatment processes and enable them to address emerging customer needs;
•	Availability of reimbursement coverage from third‑party payors (including insurance companies, governments, and/or others) for procedures performed using our platforms;
•	Inclusion of radiotherapy in countries’ cancer treatment policies as an effective treatment modality;
•	Published, peer‑reviewed data supporting the efficacy and safety of our platforms;
•	Limiting the time required from proof of feasibility to routine production;
•	Limiting the time period and cost of regulatory approvals or clearances;
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

Our customers’ equipment purchase considerations typically include reliability, treatment quality, service capabilities, patient throughput, price, payment terms and equipment supplier viability. We believe we compete favorably with our competitors on price and value based upon the technology offered by our platforms. We strive to provide a technologically superior product that covers substantially all aspects of radiation therapy to deliver precise treatments with high‑quality clinical outcomes that meet or exceed customer expectations.

In addition to competition from technologies performing similar functions as our platforms, competition also exists for the limited capital expenditure budgets of our customers. For example, our platforms may compete with other equipment required by a radiation therapy department for financing under the same capital expenditure budget, which is typically limited. A purchaser, such as a hospital or cancer treatment center, may be required to select between the two items of capital equipment. Our ability to compete may also be adversely affected when purchase decisions are based solely upon price, since our products are premium‑priced systems due to their higher level of functionality and performance.

U.S. Reimbursement

In the United States, healthcare providers that purchase capital equipment such as the CyberKnife and TomoTherapy platforms generally rely on government and private third‑party payors for reimbursement for the healthcare treatment and services they provide. Examples of these types of payors include Medicare, Medicaid, private health insurance plans, and health maintenance organizations, which reimburse all or a portion of the cost of treatment, as well as related healthcare services. Reimbursement involves three components: coverage, coding and payment.

Coverage

There are currently no National Coverage Determinations in place under Medicare for CyberKnife or TomoTherapy treatments. Medicare coverage criteria for treatments performed on a CyberKnife and TomoTherapy platform is outlined in Local Coverage Determinations or, in the absence of a formal policy, treatment is covered as long as it is considered reasonable and necessary. The most common indications covered by Medicare in Local Coverage Determinations for radiotherapy are primary and metastatic tumors in the brain, spine, lung, liver, kidney, pancreas, adrenal gland, head and neck, breast, prostate, abdominal and retroperitoneal regions, as well as other cancers that have failed previous treatment. Commercial payor policies vary with respect to coverage for radiotherapy including many of the indications covered by Medicare, though coverage criteria may differ.

Coding

The codes that are used to report radiosurgery treatment delivery in 2021 for the hospital outpatient department are Current Procedural Terminology (CPT) codes 77372 and 77373 for single fraction intracranial radiosurgery and single fraction extracranial/multi‑session radiosurgery/stereotactic body radiation therapy. For freestanding centers, robotic radiosurgery is billed with robotic radiosurgery Healthcare Common Procedural Codes (HCPCs) G0339 and G0340. The non‑robotic SRS/SBRT codes 77372 and 77373 are also payable codes in the freestanding site of service for non‑robotic SRS/SBRT.

In 2021, in the hospital outpatient department, IMRT delivery is billed under CPT code 77385 for simple IMRT and 77386 for complex IMRT. For 3D CRT three codes are used to report simple, intermediate, and complex treatments. 3D-CRT treatments delivered using the TomoTherapy and Radixact Systems are considered complex treatments and reported under the complex 3D‑CRT code 77412. In December 2015, the Patient Access and Medicare Protection Act (PAMPA) stopped the IMRT and 3D CRT delivery codes from being implemented and prevented reimbursement reductions in the freestanding center setting through calendar year 2019. Although the payment freeze was set to expire on December 31, 2019, the Centers for Medicare and Medicaid Services (CMS) has continued to recognize these temporary HCPCS G codes in this setting. We expect all valid delivery codes will be recognized by commercial payers. Other codes are used to report treatment planning, dosimetry, treatment management, and other procedures routinely performed for treating radiosurgery or radiotherapy patients.

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

Payment for treatment with CyberKnife and TomoTherapy platforms are also available in the freestanding center setting. In 2019, the primary treatment delivery codes for robotic radiosurgery are priced by the regional Medicare Administrative Contractors. In 2021, it is expected the robotic SRS/SBRT delivery codes will remain contractor priced for providers paid under the traditional fee-for-service methodology. Payment rates for IMRT and 3DRT procedures are set by CMS with adjustments to account for geographic market variations. No major cuts by CMS have occurred to IMRT and 3DCRT in the past three years and payment is expected to remain stable through 2021.

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

In January 2002, we received 510(k) clearance for the TomoTherapy Hi Art System intended to be used as an integrated system for the planning and delivery of IMRT for the treatment of cancer. In August 2008, we received 510(k) clearance for our TomoDirect System. In June 2016, we received 510(k) clearance for the Radixact Treatment Delivery Platform. We also received 510(k) clearance for our new treatment planning and data management systems, Accuray Precision Treatment Planning System and iDMS Data Management System. In November 2018, we received 510(k) clearance for Synchrony Motion Synchronization and Real-Time Adaptive Radiotherapy Technology for the Radixact System.

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

We have modified aspects of our CyberKnife and TomoTherapy platforms since receiving regulatory clearance, and we have applied for and obtained additional 510(k) clearances for these modifications when we determined such clearances were required. The FDA may review our 510(k) filing decision, and can disagree with our initial determination. FDA may take regulatory action from requiring new filings to injunction if it disagrees with our determinations not to seek a new 510(k) clearance or PMA approval for modifications. The FDA reviewed and cleared the most recent versions of the CyberKnife System and TomoTherapy platforms, including the Radixact System, in this fiscal year.

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

Radiological health.  Because our CyberKnife and TomoTherapy platforms contain both laser and X‑ray components, and because we assemble these components during manufacturing and service activities, we are also regulated under the Electronic Product Radiation Control Provisions of the United States Federal Food, Drug, and Cosmetic Act. This law requires laser and X‑ray products to comply with regulations and applicable performance standards, and manufacturers of these products to certify in product labeling and reports to the FDA that their products comply with all such standards. The law also requires manufacturers to file new product reports, and to file annual reports and maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed. Assemblers of diagnostic X‑ray systems are also required to certify in reports to the FDA, equipment purchasers, and where applicable, to state agencies responsible for radiation protection, that diagnostic and/or therapeutic X‑ray systems they assemble meet applicable requirements. Failure to comply with these requirements could result in enforcement action by the FDA, which can include injunctions, civil penalties, and the issuance of warning letters.

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

We have a variety of financial relationships with physicians who are in a position to generate business for us. For example, physicians who own our stock also provide medical advisory and other consulting or collaboration services. Similarly, we have a variety of different types of arrangements with our customers. In the case of our former placement program, certain services and upgrades were provided without additional charge based on procedure volume. In the past, we have also provided loans to our customers. We also provide research or educational grants to customers to support customer studies related to, among other things, our CyberKnife and TomoTherapy platforms.

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

In addition, in July 2008, CMS issued a final rule implementing significant amendments to the regulations under the Stark Law. The final rule, which was effective October 1, 2009, imposes additional limitations on the ability of physicians to refer patients to medical facilities in which the physician or an immediate family member has an ownership interest for treatment. Among other things, the rule provides that leases of equipment between physician owners that may refer patients and hospitals must be on a fixed rate, rather than a per use basis. Prior to enactment of the final rule, physician owned entities had increasingly become involved in the acquisition of medical technologies, including the CyberKnife platform. In many cases, these entities entered into arrangements with hospitals that billed Medicare for the furnishing of medical services, and the physician owners were among the physicians who referred patients to the entity for services. The rule limits these arrangements and could require the restructuring of existing arrangements between physicians owned entities and hospitals and could discourage physicians from participating in the acquisition and ownership of medical technologies. The final rule also prohibits percentage‑based compensation in equipment leases. As a result of the finalization of these regulations, some existing CyberKnife platform operators have modified or restructured their corporate or organizational structures. In addition, certain customers that planned to open CyberKnife centers in the United States involving physician ownership have restructured their legal ownership structure. Certain entities were not able to establish viable models for CyberKnife platform operation and therefore canceled their CyberKnife platform purchase agreements. Accordingly, these regulations have resulted in cancellations of CyberKnife platform purchase agreements and could also reduce the attractiveness of medical technology acquisitions, including CyberKnife platform purchases, by physician owned joint ventures or similar entities. As a result, these regulations have had, and could continue to have, an adverse impact on our product sales and therefore on our business and results of operations.

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

Federal False Claims Act.  The federal False Claims Act prohibits the knowing filing or causing the filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We have retained the services of a reimbursement consultant, for which we pay certain consulting fees, to provide us and facilities that have purchased a CyberKnife or TomoTherapy platform, with general reimbursement advice. While we believe this will assist our customers in filing proper claims for reimbursement, and even though such consultants do not submit claims on behalf of our customers, the fact that we provide these consultant services could expose us to additional scrutiny and possible liability in the event one of our customers is investigated and determined to be in violation of any of these laws.

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

As a participant in the healthcare industry, we are also subject to extensive federal and state laws and regulations protecting the privacy and integrity of patient medical information, including privacy and security standards required under HIPAA. The HIPAA privacy standard was amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), enacted as part of the American Recovery and Reinvestment Act of 2009. HITECH significantly increases the civil money penalties for violations of patient privacy rights protected under HIPAA. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities under which we are considered to be a “business associate” under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Furthermore, business associates are directly subject to regulations under HIPAA including the new enforcement scheme, criminal and civil penalties for certain violations, and inspection requirements.

Foreign Corrupt Practices Act.  The United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the Foreign Corrupt Practices Act. Whenever the United States or another foreign governmental authority concludes that we are not in compliance with applicable laws or regulations, such governmental authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the Department of Justice. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. In addition, our third party agents in foreign countries can also subject us to prosecution under Foreign Corrupt Practices Act. We are also subject to the UK Bribery Act, which could also lead to the imposition of civil and criminal fines and other similar anti-bribery and anti-corruption laws. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.

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

The method of assessing conformity to applicable standards and directives depends on the type and class of the product, but normally involves a combination of self‑assessment by the manufacturer and a third‑party assessment by a notified body, an independent and neutral institution appointed by a European Union member state to conduct the conformity assessment. This relevant assessment may consist of an audit of the manufacturer’s quality system (currently ISO 13485), provisions of the Medical Devices Directive, and specific testing of the manufacturer’s device. Our facilities were first awarded the ISO 13485 certification in September 2002 and has been subsequently maintained through periodic assessments, and we are currently authorized to affix the CE mark to our products, allowing us to sell our products throughout the European Economic Area. The Medical Device Regulation (MDR) came into effect in the European Union in May 2021. We are required to obtain certification against the MDR to CE mark new products or to make significant changes to existing products. There are fewer notified bodies authorized under the MDR to qualify businesses and products. This may result in additional time for initial product reviews and to obtain authorization to apply the CE mark.

We are also currently subject to regulations in Japan. Under the Pharmaceutical Affairs Law in Japan, a pre‑market approval necessary to sell, market and import a product (Shonin) must be obtained from the Ministry of Health, Labor and Welfare (MHLW), for our products. A Japanese distributor received the first government approval to market the CyberKnife System from MHLW in November 1996. We received and maintain Shonin approval from MHLW for CyberKnife Treatment Delivery Systems, M6 Series with InCise MLC, TomoTherapy Treatment Delivery Systems, Radixact Treatment Delivery Systems, and associated Precision and iDMS software products.

Additionally, our products are subject to regulations in China. The China Supervision and Regulation of Medical Devices (No. 680) requires licensing from the National Medical Products Administration (NMPA) to market, sell, and import our product type. The NMPA licenses require testing by the Beijing Institute for Medical Devices Testing (BIMT) specifically related to China variations of global safety and performance standards. We received and maintain NMPA licenses for various configurations of Radixact Treatment Delivery Systems, CyberKnife

Treatment Delivery Systems, TomoTherapy Treatment Delivery Systems, and associated Precision and iDMS software products.

We are subject to additional regulations in other foreign countries, including, but not limited to, Canada, Taiwan, Korea, and Russia in order to sell our products. We expect that either we or our distributors will receive any necessary approvals or clearance prior to marketing our products in those international markets.

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

Backlog

For a discussion of our fiscal 2021 backlog, please refer to the section entitled “Backlog,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees and Human Capital Resources

Our employees are critical to the success of our business. As of June 30, 2021, we had 995 full-time employees, including 380 employees employed outside of the United States. We also engage part-time employees and independent contractors to supplement our workforce. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment related work stoppages and we believe our relationship with our employees is good.

Our human capital resources objectives include recruiting, retaining, training, and motivating our personnel. The principal purposes of our incentive compensation policies are to attract, retain, and reward personnel through the granting of equity-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We strive to foster a diverse and inclusive culture and environment which encourages active dialogue and robust engagement on the issues most salient to employee satisfaction and believe our employees are empowered to play a significant role in shaping the direction and success of the company.

Geographic Information

For financial reporting purposes, net sales and long‑lived assets attributable to significant geographic areas are presented in Note 17, Segment Disclosure, to the consolidated financial statements, which are incorporated herein by reference.

Available Information

Our main corporate website address is www.accuray.com. We make available on this website, free of charge, copies of our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and our proxy statements, and any amendments to those reports, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov.

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

•	We face risks related to the current global economic environment, which could adversely affect our business, financial condition and results of operations.
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
•

Because the majority of our product revenue is derived from sales of the CyberKnife and TomoTherapy platforms, which have a long and variable sales and installation cycle, our revenues and cash flows may be volatile and difficult to predict.

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

•	We are subject to federal, state and foreign laws and regulations applicable to our operations, the violation of which could result in substantial penalties and harm our business.
•	If we or our distributors do not obtain and maintain the necessary regulatory approvals in a specific country, we will not be able to market and sell our products in that country.
•	Healthcare reform legislation could adversely affect demand for our products, our revenue and our financial condition.
•	Regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

Risks related to our common stock

•	The price of our common stock is volatile and may continue to fluctuate significantly, which could lead to losses for stockholders.
•	The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results.
•

Provisions in the indenture for the Notes, the credit agreement for our New Credit Facility, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and was subsequently declared a pandemic, which has affected, and continues to affect, the worldwide economy, global operations and global supply chains. In addition, new variants of COVID-19 that are more contagious have also spread throughout the world. The pandemic continues to be prevalent and related government and private sector responsive actions have impacted and will likely continue to adversely affect our business operations. Although vaccines are now available, deployment of such vaccines around the world has been slow and the impact on any potential recovery is unclear. It is impossible to predict the full extent of the effects of the COVID-19 pandemic on our business, operations, financial condition or the economy.

Governments, public institutions, and other organizations are taking certain preventative or protective measures to combat the spread of the pandemic. While we are unable to predict the full impact of the pandemic, we are closely monitoring the spread of COVID-19 and are continually assessing its potential effects on our business. As a result of timing delays caused by the COVID-19 pandemic, we have and are continuing to experience disruptions in our sales and revenue cycle as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. These timing delays have been a result of various factors driven by the COVID-19 pandemic, including disruptions in the operations of our customers that have redirected customer resources to the COVID-19 response and away from purchases of capital equipment such as our products, disruptions and restrictions on our ability to travel to customer sites, disruptions in our supply chain, and manufacturing interruptions. We have also experienced delays in payment and planned installations as a result of the changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. A few customers have also requested to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, as the pandemic and its effects continue, more customers may ask for the same, particularly, if the effects of the COVID-19 pandemic deepen or worsen. Additionally, to protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel, implemented remote work arrangements as employees are advised to work from home, and cancelled or shifted most of our conferences and other marketing events to virtual through fiscal year 2021. In addition, other impacts of the COVID-19 pandemic have included and could include significant and unpredictable reductions in the demand for our products, a deepening of the changes to the operations and workflows of our customers that could result in increased customer defaults or delays in payment; additional delays, cancellations and redirection of planned capital expenditures and installations of our system by our customers to focus resources on COVID-19; disruptions in our supply chain or a reduction or interruption in any of our manufacturing processes resulting in our inability to meet demand for our products; or closures of our key facilities or the facilities of our customers or suppliers. Further, a lack of coordinated response on or compliance with risk mitigation and vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. These impacts and others that have resulted as a result of the COVID-19 pandemic and the unprecedented measures to slow the spread of the virus globally have had and will continue to have a negative impact on our business, operations and financial condition.

In addition, in 2020, there was a global economic slowdown as a result of the COVID-19 pandemic, which adversely impacted our revenue, net income (loss) and cash flow and resulted in additional expenditures required to mitigate such impacts. These impacts could continue to affect our business as the COVID-19 pandemic progresses. The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The extent to which our operations and financial condition are affected by the COVID-19 pandemic, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic (including the severity of increases or spikes in the number of COVID-19 cases in areas in which we operate) or new or additional actions taken to contain COVID-19 or address its impact, and the timing of global recovery and economic normalization, among others. The situation is developing rapidly and additional impacts may arise that we are not aware of currently, however, the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, the COVID-19 pandemic and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.

If the CyberKnife or TomoTherapy platforms do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Achieving physician, patient, hospital administrator and third‑party payor acceptance of the CyberKnife and TomoTherapy platforms as preferred methods of tumor treatment is crucial to our continued success. Physicians will not begin to use or increase the use of the CyberKnife or TomoTherapy platforms unless they determine, based on experience, clinical data and other factors, that the CyberKnife and TomoTherapy platforms are safe and effective alternatives to traditional treatment methods. Further, physicians may be slow to adopt new or updated versions of our CyberKnife and TomoTherapy platforms because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing health care reform initiatives and the evolving U.S. health care environment. If we are not able to expand market acceptance of our products and maintain and increase our base of installed systems, or installed base, then sales of our products may not meet expectations. Any failure to expand and protect our existing installed base could adversely affect our operating results.

We often need to educate physicians about the use of stereotactic radiosurgery, image guided radiation therapy (IGRT) and adaptive radiation therapy, convince healthcare payors that the benefits of the CyberKnife and TomoTherapy platforms and their related treatment processes outweigh their costs, and help train qualified physicians in the skilled use of these systems. In addition, we also must educate prospective customers regarding the entire functionality of our radiation therapy systems and their relative benefits compared to alternative products and treatment methods. We must also increase awareness among potential patients, who are increasingly educated about treatment options and therefore impact adoption of new technologies by clinicians. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of stereotactic radiosurgery and robotic intensity-modulated radiotherapy (IMRT) as well as adaptive radiation therapy and IGRT generally and to encourage the acceptance and adoption of our products for these technologies. We cannot be sure that our products will gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

In addition to achieving market acceptance of our products and the need to educate physicians and others about the benefits of our products, the CyberKnife and TomoTherapy platforms are major capital purchases, and purchase decisions are greatly influenced by hospital administrators who are subject to increasing pressures to reduce costs. In addition, hospitals and other health professionals may reduce staffing and reduce or postpone meetings with potential suppliers in response to the spread of an infectious disease, such as COVID-19, effectively delaying the decision on potential purchases of new products such as ours. These and other factors, including the following, may affect the rate and level of market acceptance of the CyberKnife and TomoTherapy platforms:

•	the CyberKnife and TomoTherapy platforms’ price relative to other products or competing treatments;
•	our ability to develop new products and enhancements and receive regulatory clearances and approval, if required, to such products in a timely manner;

•	increased scrutiny by state boards when evaluating certificates of need requested by purchasing institutions;
•

perception by patients, physicians and other members of the healthcare community of the CyberKnife and TomoTherapy platforms’ safety, efficacy, efficiency and benefits compared to competing technologies or treatments;

•	willingness of physicians to adopt new techniques and the ability of physicians to acquire the skills necessary to operate the CyberKnife and TomoTherapy platforms;
•	extent of third‑party coverage and reimbursement rates, particularly from Medicare, for procedures using the CyberKnife and TomoTherapy platforms; and
•	development of new products and technologies by our competitors or new treatment alternatives.

If the CyberKnife or TomoTherapy platforms are unable to achieve or maintain market acceptance, new orders and sales of our systems would be adversely affected, our revenue levels would decrease and our business would be harmed.

Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales and services, which we may not be able to achieve.

As of June 30, 2021, we had an accumulated deficit of $488.0 million. We may incur net losses in the future, particularly as selling and marketing activities increase ahead of any expected revenue. Our ability to achieve and sustain long‑term profitability is largely dependent on our ability to successfully market and sell the CyberKnife and TomoTherapy platforms, control our costs, and effectively manage our growth. We cannot assure you that we will be able to achieve profitability and even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. In the event we fail to achieve profitability, our stock price could decline.

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

We have outstanding indebtedness in the form of Convertible Senior Notes and a credit facility and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

In August 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes due 2022”). In May 2021, we issued $100.0 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2026 (the “3.75% Convertible Notes due 2026” and collectively, with the 3.75% Convertible Notes due 2022, the “Notes”). As our debt matures, we anticipate having to expend significant resources to either repay or refinance the Notes. For example, in May 2021, in connection with the issuance of the 3.75% Convertible Notes due 2026, we (i) exchanged approximately $82.1 million aggregate principal amount of our 3.75% Convertible Notes due 2022 for approximately $97.1 million aggregate principal amount of 3.75% Convertible Notes due 2026 and (ii) sold approximately $2.9 million aggregate principal amount of 3.75% Convertible Notes due 2026 for cash. If we decide to refinance the Notes in the future, we may be required to do so on different or less favorable terms or we may be unable to refinance the Notes at all, both of which may adversely affect our financial condition.

In May 2021, we entered into a credit agreement that provided us with a five-year $80.0 million term loan (the “New Term Loan Facility”) and $40.0 million revolving credit facility (the “New Revolving Credit Facility” and together with the “New Term Loan Facility”, the “New Credit Facilities”). The proceeds from the New Credit Facilities, plus available cash on hand, were used to repay all outstanding borrowings under our prior credit facility.

As of June 30, 2021, we had total consolidated liabilities of approximately $411.3 million; including long-term liability components of the Notes of $75.1 million, the New Revolving Credit Facility of $20.0 million and the New Term Loan Facility of $78.7 million, of which $3.8 million is classified as short-term loan. Our existing and future levels of indebtedness could have important consequences to stockholders and note holders and may adversely affect our financial conditions and future financial results by, among other things:

•	affecting our ability to satisfy our obligations under the Notes and New Credit Facilities;
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

The credit agreement governing the New Credit Facilities also include certain restrictive covenants that limit, among other things, our ability and our subsidiaries’ ability to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case, subject to certain exceptions. In addition, such agreements require us to meet certain financial covenants, including a consolidated fixed charge coverage ratio and consolidated senior net leverage ratio, as defined in the credit agreement governing the New Credit Facilities. These restrictions could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with the covenants and other terms governing the New Credit Facilities will depend in part on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the New Credit Facilities, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. From time to time, we may not be in compliance with such covenants or other terms governing the New Credit Facilities and we may be required to obtain waivers or amendments to the credit agreement from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. Additionally, a default on indebtedness could result in a default under the terms of the indenture governing the Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Our operating results, including our quarterly orders, revenues and margins fluctuate from quarter to quarter and may be unpredictable, which may result in a decline in our stock price.

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of new product or product enhancement announcements by us and our competitors, the timing of regulatory approvals, changes in price by us and our competitors as well as changes or anticipated changes in third‑party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Our products have a high unit price and require significant capital expenditures by our customers. Accordingly, we experience long sales and implementation cycles, which is of greater concern during a volatile economic environment where we have had customers delay or cancel orders. The timing of when orders are placed, when installation, delivery or shipping, as applicable, is accomplished and when revenue is recognized affect our quarterly results. Further, because of the high unit price of the CyberKnife and TomoTherapy platforms and the relatively small number of units sold or installed each quarter, each sale or installation of a CyberKnife or TomoTherapy platform can represent a significant percentage of our net orders, backlog or revenue for a particular quarter and shifts in sales or installation from one quarter to another may have significant effects. For example, multi-system sales or sales involving negotiations with integrated delivery networks involve additional complexities to the transaction and require a longer timeline to finalize the sale, which make it more difficult to predict the quarter in which the sale will occur. In addition, we have experienced and are continuing to experience delays in orders and installations due to the impact of the COVID-19 pandemic at our customer sites. To protect the health and well-being of our employees, suppliers, and customers, we have also made substantial modifications to employee travel and suspended non-essential work travel. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time.

Once orders are received and booked into backlog, there is a risk that we may not recognize revenue in the near term or at all. The COVID-19 pandemic has adversely impacted the pace at which the backlog converts to revenue. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and 2021 caused by the COVID-19 pandemic, which resulted in decreased revenue for these periods. We expect that such delays in deliveries and installations will continue to some degree into fiscal 2022, which could have a negative impact on our revenue during such period. Factors that may affect whether these orders become revenue (or are cancelled or deemed aged‑out and reflected as a reduction in net orders) and the timing of revenue include:

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

•	the terms of the applicable sales and service contracts of the CyberKnife and TomoTherapy platforms; and
•	the proportion of revenue attributable to orders placed by our distributors, which may be more difficult to forecast due to factors outside our control.

Our operating results may also be affected by a number of other factors, some of which are outside of our control, including:

•	delays in business operations of our customers or vendors, construction at customer sites and installation, including such delays caused by the impact of the COVID-19 pandemic;
•	timing and level of expenditures associated with new product development activities;
•	regulatory requirements in some states for a certificate of need prior to the installation of a radiation device or foreign regulatory approvals, such as Class A or Class B user licenses in China;
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

We report our orders and backlog on a quarterly and annual basis. Unlike revenues, orders and backlog are not defined by U.S. GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm. Also, for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or significant delays in installation date will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Based on historical experience, approximately 26% of our $1,009.4 million open contracts may never result in revenue due to cancellation. In addition, we may experience an increase in cancellations beyond historical levels due to the uncertainties surrounding the effects of the COVID-19 pandemic. Particularly high levels of cancellations or age‑outs in one or more periods may cause our revenue and gross margins to decline in current or future periods and will make it difficult to compare our operating results from quarter to quarter. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

Our industry is subject to intense competition and rapid technological change, which may result in products or new tumor treatments that are superior to the CyberKnife and TomoTherapy platforms. If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products may become obsolete or less useful and our operating results will suffer.

The medical device industry in general and the non‑invasive cancer treatment field in particular are subject to intense and increasing competition and rapidly evolving technologies. Because our products often have long development and government approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to continue to demonstrate the advantages of our products and technologies over well‑established alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies. Traditional surgery and other forms of minimally invasive procedures, brachytherapy, chemotherapy or other drugs remain alternatives to the CyberKnife and TomoTherapy platforms.

We consider the competition for the CyberKnife and TomoTherapy platforms to be existing radiation therapy systems, primarily using C‑arm linacs, which are sold by large, well‑capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies, including Varian Medical Systems, Inc. (“Varian”), which was recently acquired by Siemens Healthineers, Elekta AB (“Elekta”), ViewRay, Inc., RefleXion Medical and Zap Medical. Varian has been the leader in the external beam radiation therapy market for many years and has the majority market share for radiation therapy systems worldwide. In general, because of aging demographics and attractive market factors in oncology, we believe that new competitors will enter the radiosurgery and radiation therapy markets in the years ahead. For example, Varian announced in 2012 a line of C‑arm gantries, called the Edge systems, which Varian claims are specifically designed for radiosurgery to compete with our CyberKnife platform. In addition, some manufacturers of conventional linac based radiation therapy systems, including Varian and Elekta, have products that can be used in combination with body and/or head frames and image guidance systems to perform both radiosurgical and radiotherapy procedures. In May 2017, Varian launched a radiation therapy product called Halcyon which they have positioned against our TomoTherapy platform.

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

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies. Rapid technological development may render the CyberKnife and TomoTherapy platforms and their technologies obsolete. Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience and resources in research and development than we have. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete or less useful. We may not have the financial resources, technical expertise, marketing, distribution or support capabilities to compete successfully in the future. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their products. If we are unable to maintain or increase our selling prices, our revenue and gross margins may suffer. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

International sales of our products account for a significant portion of our revenue, which exposes us to risks inherent in international operations.

Our international sales are a significant percentage of our total revenue. The percentage of our revenue derived from sales outside of the Americas region was 73% in fiscal 2021, 66% in fiscal 2020, and 68% in fiscal 2019. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. We anticipate that a significant portion of our revenue will continue to be derived from sales of our products in foreign markets and that the percentage of our overall revenue that is derived from these markets may continue to increase. This revenue and related operations will therefore continue to be subject to the risks associated with international operations, including:

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

•	effective compliance with privacy, data protection and information security laws, such as the European Union General Data Protection Regulation (the “GDPR”);
•	adequate coverage and reimbursement for the CyberKnife and TomoTherapy platform treatment procedures outside the United States;
•	failure of local laws to provide the same degree of protection against infringement of our intellectual property;
•	protectionist laws and business practices that favor local competitors;
•	U.S. trade and economic sanctions policies that are in effect from time to time and the possibility that foreign countries may impose additional taxes, tariffs or other restrictions on foreign trade;
•	trade restrictions that are in effect from time to time, including U.S. prohibitions and restrictions on exports of certain products and technologies to certain nations and customers;
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

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. During the last half of calendar year 2018, the federal government imposed a series of tariffs ranging from 10% to 25% on a variety of imports from China. These tariffs affect certain components, including the linear accelerator for our CyberKnife platforms, which we manufacture in China and import into the U.S., as well as other components that we import into the U.S. from our suppliers. China has responded to these tariffs with retaliatory tariffs ranging from 5% to 25% on a wide range of products from the U.S., which include certain of our products. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the U.S. and Chinese leaders. Although the U.S. and China signed an initial trade deal in January 2020 and China announced a one year tariff exemption for medical linear accelerators in September 2019 (which was further extended through the end of September 2021), there has been a change in the U.S. presidential administration and, for that, and other reasons, there is no assurance that the trade deal will be signed or that the exemption on medical linear accelerators will continue beyond the extended term or that we will continue to qualify for such exemption. If these tariffs continue, if additional tariffs are placed on certain of our components or products, or if any related counter-measures are taken by China, the U.S. or other countries, our business, financial condition and results of operations may be materially harmed. The imposition of tariffs could also increase our costs and require us to raise prices on our products, which may negatively impact the demand for our products in the affected market. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins and operating results may be adversely affected.

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

We face risks related to the current global economic environment, including risks arising in connection with the COVID-19 pandemic, which could adversely affect our business, financial condition and results of operations by, among other things, delaying or preventing our customers from obtaining financing to purchase the CyberKnife and TomoTherapy platforms and implement the required facilities to house our systems.

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

Additionally, uncertain credit markets and concerns regarding the availability of credit, including concerns related to the COVID-19 pandemic, could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers, and delays associated with the ongoing COVID-19 pandemic. For example, in the United States, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for their purchases of the CyberKnife or TomoTherapy platforms. In addition, some of our customers have been delayed in obtaining, or have not been able to obtain, necessary financing for the construction or renovation of facilities to house CyberKnife or TomoTherapy platforms, the cost of which can be substantial. These delays have in some instances led to our customers postponing the shipment and installation of previously ordered systems or cancelling their system orders, and may cause other customers to postpone their system installation or to cancel their agreements with us. An increase in delays and order cancellations of this nature would adversely affect our product sales, backlog and revenues, and therefore harm our business and results of operations. In addition, the ongoing global COVID-19 pandemic and Brexit, has caused, and may continue to cause, uncertainty in the global markets. The risks related to the COVID-19 pandemic are discussed in more detail in our risk factor entitled “The effect of the COVID-19 pandemic, or the perception of its effects, on our operations and the operations of our customers and suppliers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.” The risks related to Brexit are discussed in more detail in our risk factor entitled “The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our operations.”

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

While we have not experienced any material financial impact from Brexit on sales within the UK to date, we cannot predict its future implications. The withdrawal of the UK from the EU and full implementation of a new trade agreement could result in changes that impact our business. For example, the UK Medicines and Healthcare Products Regulatory Agency (“MHRA”) established new UK regulations for medical devices whereby the UK will continue to accept the CE mark through June 30, 2023 and thereafter, the UK will require its own product registration and UK Conformity Assessed (“UKCA”) mark to be placed on medical devices sold in the UK market, including our products.  Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory and other negotiations the UK conducts as well as its enactment, interpretation and enforcement of new laws and regulations, such as the UK Data Protection Act, which substantially implements the GDPR in the UK, and other UK data protection laws or regulations that may develop in the medium to longer term, affecting matters such as data transfers to and from the UK. We continue to monitor and review the impact of any resulting changes to EU or UK law that could affect our operations.

If we encounter manufacturing problems, or if our manufacturing facilities do not continue to meet federal, state or foreign manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in delays and lost revenue.

The CyberKnife and TomoTherapy platforms are complex and require the integration of a number of components from several sources of supply. We must manufacture and assemble these complex systems in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Our linear accelerator components are extremely complex devices and require significant expertise to manufacture, and we may encounter difficulties in scaling up production of the CyberKnife or TomoTherapy platforms, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel, the long lead time required to develop additional radiation‑shielded facilities for purposes of testing our products and/or difficulties associated with compliance with local, state, federal and foreign regulatory requirements. In addition, the COVID-19 pandemic has and may continue to impact the supply of key components such that we may not receive them in a timely manner, in sufficient quantities, or at reasonable cost. We may also experience limitations in the availability of qualified personnel as a result of shelter-in-place rules, quarantine requirements, or illness. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may adversely affect our financial results.

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

Our success depends on the successful development, regulatory clearance or approval, introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products that will meet our customers’ needs provide novel features and compete favorably in the market. The CyberKnife and TomoTherapy platforms, which are currently our principal products, are technologically complex and must keep pace with, among other things, the products of our competitors and new technologies. We are making significant investments in long‑term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements. Our inability to develop, gain regulatory approval for or supply competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales.

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

Our business exposes us to potential liability risks that are inherent in the manufacturing, marketing, sale, installation, servicing, and support of medical device products. We may be held liable if one of our CyberKnife or TomoTherapy platforms or our Precision Treatment Planning with iDMS Data Management System software causes or contributes to injury or death or is found otherwise unsuitable during usage. Our products incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Because our products are designed to be used to perform complex surgical and therapeutic procedures involving delivery of radiation to the body, defects, even if small, could result in a number of complications, some of which could be serious and could harm or kill patients. Any alleged weaknesses in physician training and services associated with our products may result in unsatisfactory patient outcomes and product liability lawsuits. It is also possible that defects in the design, manufacture or labeling of our products might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation and create adverse publicity. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs that may not be covered by insurance and be time-consuming to defend. We may also be subject to claims for personal injury, property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. Adverse publicity related to any product liability actions may cause patients to be less receptive to radiation therapy generally or our products specifically and could also result in additional regulation that could adversely affect our ability to promote, manufacture and sell our products. The coverage limits of our insurance policies may not be adequate to cover future claims. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts of coverage. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or labeling, could negatively affect our sales or require a change in the design, manufacturing process or the indications for which our systems or software may be used, any of which could harm our reputation and business and result in a decline in revenue.

In addition, if a product we designed or manufactured is defective, whether because of design or manufacturing, supplied parts, or labeling defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product, possibly at our expense. We have voluntarily initiated recalls and other product corrections in the past. In fiscal year 2021, we voluntarily initiated one recall related to the TomoTherapy platform and one recall on the CyberKnife platform both of which were reported to the FDA We are committed to the safety and precision of our products and while no serious adverse health consequences have been reported in connection with these recalls and the costs associated with each such recall were not material, we cannot ensure that the FDA will not require that we take additional actions to address problems that resulted in previous recalls or that similar or more significant product recalls will not occur in the future. A required notification of a correction or removal to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other civil or criminal penalties. The adverse publicity resulting from any of these actions could cause customers to review and potentially terminate their relationships with us. These investigations, corrections or recalls, especially if accompanied by unfavorable publicity, patient injury or termination of customer contracts, could result in incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

Our reliance on single‑source suppliers for critical components of the CyberKnife and TomoTherapy platforms could harm our ability to meet demand for our products in a timely and cost effective manner.

We currently depend on single‑source suppliers for some of the critical components necessary to assemble the CyberKnife and TomoTherapy platforms, including, with respect to the CyberKnife platform, the robot, couch and magnetron and, with respect to the TomoTherapy platforms, the couch, solid state modulator and magnetron. If these suppliers were to limit or reduce the sale of such components to us, or if these suppliers were to experience financial difficulties or other problems that prevented them from supplying us with the necessary components, these events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers could also be subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us; thereby adversely affecting our business and customer relationships. If any single‑source supplier was to cease delivering components to us or fail to provide the components to our specifications and on a timely basis, we might be required to find alternative sources for these components. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our results of operations. In some cases, alternative suppliers may be located in the same geographic area as existing suppliers, and are thus subject to the same economic, political and geographic factors that may affect existing suppliers to meet our demand. We may have difficulty or be unable to find alternative sources for these components. As a result, we may be unable to meet the demand for the CyberKnife or TomoTherapy platforms, which could harm our ability to generate revenue and damage our reputation. Even if we do find alternate suppliers, we will be required to qualify any such alternate suppliers and we would likely experience a lengthy delay in our manufacturing processes or a cessation in production, which would result in delays of shipment to end users. We cannot assure you that our single‑source suppliers will be able or willing to meet our future demands.

We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single‑source supplier fails to deliver components on a timely basis. Furthermore, if we are required to change the manufacturer of a critical component of the CyberKnife or TomoTherapy platforms, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance would be necessary, which would likely cause substantial delays. In addition, we have experienced delays in obtaining components and materials from suppliers as a result of the impact of the COVID-19 pandemic. The disruption or termination of the supply of key components for the CyberKnife or TomoTherapy platforms could harm our ability to manufacture our products in a timely manner or within budget, harm our ability to generate revenue, lead to customer dissatisfaction and adversely affect our reputation and results of operations.

Failures of components also affect the reliability and performance of our products, can reduce customer confidence in our products, and may adversely affect our financial performance. From time to time, we may receive components that do not perform according to their specifications, which could result in the inability of such customer utilize our systems in their practices until such components are replaced. Any future difficulty in obtaining reliable component parts could result in increased customer dissatisfaction and adversely affect our reputation, our ability to protect and retain our installed base of customers and results of operations.

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

Disruption of critical information technology systems, infrastructure and data or cyberattacks or other security breaches or incidents could harm our business and financial condition.

Information technology helps us operate more efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build, sustain and secure the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss, unavailability of or damage to intellectual property through a cyberattack (including ransomware and other attacks) or other security breach or incident. Regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. Any cyberattacks or other security breaches or incidents we suffer could expose us to a risk of lost or corrupted information, unavailability of information, unauthorized disclosure of information, claims, litigation and possible liability to employees, customers and others, and investigations and proceedings by regulatory authorities. In addition, we have moved some of our data and information to a cloud computing system, where applications and data are hosted, accessed and processed through a third party provider over a broadband internet connection. Consequently, we are dependent on the security measures of the provider of this cloud computing system, and we may also utilize third-party providers for other services such as human resources, electronic communications and financial functions.  There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. Further, we could be subject to outages, cyberattacks, and other security breaches and incidents suffered by the third party service provider. In the current COVID-19 pandemic, more of our personnel and the personnel of our service providers are working remotely, which increases the risks of security breaches and cyberattacks.

If our data management systems or those of our third-party providers do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, computer viruses, security breaches, cyberattacks, catastrophic events or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we internally and externally report our operating results. As a result, our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, and the information technology needs associated with our changing products and services. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, continuing our efforts to build security into the design of our products, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future, or that we will not suffer from disruptions or other systems issues even if we devote substantial resources and personnel to these efforts.

In addition, data privacy breaches and incidents arising from errors, malfeasance or misconduct by employees, contractors or others with permitted access to our systems may pose a risk that sensitive data, including individually identifiable data, may be exposed to unauthorized person or to the public and may compromise our security systems. There can be no assurance that any efforts we make to prevent against such data privacy breaches or incidents will prevent breakdowns or breaches or incidents in our systems or those of our third-party service providers that could adversely affect our business. Third parties may also attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received in the past and likely will continue to receive “phishing” e-mails attempting to induce them to divulge sensitive information. In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties, which, if successful, could pose a risk of loss, unavailability, or corruption of, or unauthorized access to or acquisition of, data, risk to patient safety and risk of product recall. As the techniques used to obtain unauthorized access to our systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when they occur. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks. Moreover, we manufacture and sell hardware and software products that allow our customers to store confidential information about their patients. Both types of products are often connected to and reside within our customers’ information technology infrastructures. We do not have measures to configure or secure our customers’ equipment or any information stored in our customers’ systems or at their locations, which is the responsibility of our customers. While we have implemented security measures designed to protect our hardware and software products from unauthorized access and cyberattacks, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and may not be recognized until launched against a target. A breach of network security or systems of ourselves or our third-party service providers or other events that cause the loss or unauthorized use or disclosure of, or access by third parties to, sensitive information stored by us or our customers, or the perception that any of these have occurred, could have serious negative consequences for our business, including loss of information, indemnity obligations, possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of our customers to use our products or services, harm to our reputation and brand, and time‑consuming and expensive litigation, any of which could have an adverse effect on our financial results.

Any actual or perceived failure by us to comply with legal or regulatory requirements related to privacy, cyber security and data protection in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

There are numerous state, federal and foreign laws, regulations, decisions and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information and other personal, customer or other data, the scope of which is continually evolving and subject to differing interpretations. Our worldwide operations mean that we are subject to privacy, cyber security and data protection laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. For example, in the U.S., Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security rules require us as a business associate to protect the confidentiality of patient health information, and the Federal Trade Commission has consumer protection authority, including regarding privacy and cyber security. In Europe, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, imposes several stringent requirements for controllers and processors of personal data that will increase our obligations and, in the event of violations, may impose significant fines of up to the greater of 4% of worldwide annual revenue or €20 million. In the UK, the Data Protection Act of 2018 and the UK GDPR, which collectively implement material provisions of the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues.

Data transfer and localization requirements related to personally identifiable information also appear to be increasing and becoming more complex. With regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable EU member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, both the EU-U.S. Privacy Shield and EU Model Clauses have been subject to legal challenge. In July 2020, the Court of Justice of the European Union (“CJEU”) released a decision in the Schrems II case (Data Protection Commissioner v. Facebook Ireland, Schrems) (the “CJEU Decision”), declaring the EU-U.S. Privacy Shield invalid and imposing additional obligations in connection with the use of another mechanism for cross-border personal data transfers from the European Economic Area (“EEA”). Although the Standard Contractual Clauses issued by the European Commission (the “SCCs”) remain a valid means to transfer personal data from the European Economic Area (“EEA”), the CJEU imposed additional obligations in connection with the use of the Standard Contractual Clauses. The CJEU Decision, the revised SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

China and Russia have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. The current U.S. administration is engaged in a comprehensive evaluation of national security concerns and other risks relating to the transfer of personally identifiable information from the United States to China, and on June 9, 2021, U.S. President Joseph Biden signed an executive order instituting a framework for determining national security risks of transactions that involve applications connected to governments or militaries of certain foreign adversaries or that collect sensitive personal data from U.S. consumers. In 2019, an executive order citing national security risks in the telecommunications sector served to block U.S. companies from buying Chinese-made Huawei and ZTE products. If our operations, including those involving the processing of U.S.-collected data such as medical imagery, through the JV in China, come to be perceived as a U.S. national security risk, those operations may become subject to executive orders, sanctions, or other measures. Any ban or other restriction on our transfer of data to the JV in China may increase costs as we seek operational and data processing alternatives.

New and proposed privacy, cybersecurity, and data protection laws are also providing new rights to individuals and increasing the penalties associated with non-compliance. For example, the California Consumer Privacy Act (the “CCPA”), as modified by the California Privacy Rights Act,  imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation, as well as a private right of action from individuals in relation to certain security breaches.

Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the U.S., which could create the potential for a patchwork of overlapping but different state laws. For example, in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and on June 8, 2021, Colorado enacted a Colorado Privacy Act that takes effect on July 1, 2023. These new state laws share similarities with the CCPA, CPRA, and legislation proposed in other states. We cannot fully predict the impact of the CCPA, CPRA, or other new or proposed legislation on our business or operations, but the restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens, including risks of regulatory fines, litigation and associated reputational harm. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments. As a result, we may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

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

If third‑party payors do not provide sufficient coverage and reimbursement to healthcare providers for use of the CyberKnife and TomoTherapy platforms or if the number of patients covered by health insurance reduces, demand for our products and our revenue could be adversely affected.

Our customers rely significantly on reimbursement from public and private third-party payors for CyberKnife and TomoTherapy platform procedures. Our ability to commercialize our products successfully and increase market acceptance of our products will depend in significant part on the extent to which public and private third-party payors provide adequate coverage and reimbursement for procedures that are performed with our products and the extent to which patients that are treated by our products continue to be covered by health insurance. Third-party payors may establish or change the reimbursement for medical products and services that could significantly influence the purchase of medical products and services. In addition, actions by the government, downturns in the economy and other factors outside of our control could negatively affect the number of individuals covered by health insurance. For example, in connection with COVID-19-related layoffs, many individuals have lost their employer-covered health insurance and there is uncertainty as to when or if such coverage will be re-established. If reimbursement policies or other cost containment measures are instituted in a manner that significantly reduces the coverage or payment for the procedures that are performed with our products or if there is a prolonged reduction in the number of patients eligible to be treated by our products that are covered by health insurance, our revenue may decline, our existing customers may not continue using our products or may decrease their use of our products, and we may have difficulty obtaining new customers. Such actions would likely have a material adverse effect on our operating results.

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

Although we believe that the CyberKnife and TomoTherapy platforms have advantages over competing products and technologies, we do not have sufficient clinical data demonstrating these advantages for all tumor indications. In addition, we have only limited five‑year patient survival rate data, which is a common long‑term measure of clinical effectiveness in cancer treatment. We also have limited clinical data directly comparing the effectiveness of the CyberKnife platform to other competing platforms. Future patient studies or clinical experience may indicate that treatment with the CyberKnife platform does not improve patient survival or outcomes.

Likewise, because the TomoTherapy platform have only been on the market since 2003, we have limited complication or patient survival rate data with respect to treatment using the systems. In addition, while the effectiveness of radiation therapy is well understood, there is a growing but still limited number of peer‑reviewed medical journal publications regarding the efficacy of highly conformal treatment such as that delivered by the TomoTherapy platform. If future patient studies or clinical experience do not support our beliefs that the TomoTherapy platform offer a more advantageous treatment for a wide variety of cancer types, use of the systems could fail to increase or could decrease, and our business would therefore be adversely affected.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard the technology underlying our products, including in case of a security breach involving our intellectual property. If these measures do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we have attempted to obtain patent coverage for our technology where available and appropriate, there are aspects of the technology for which patent coverage was never sought or never received. There also may be countries in which we sell or intend to sell the CyberKnife or TomoTherapy platforms but have no patents or pending patent applications. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have several issued patents in the U.S. and in foreign countries protecting aspects of the CyberKnife and TomoTherapy platforms, our pending U.S. and foreign patent applications may not issue, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

Because the majority of our product revenue is derived from sales of the CyberKnife and TomoTherapy platforms, which have a long and variable sales and installation cycle, our revenues and cash flows may be volatile and difficult to predict.

Our primary products are the CyberKnife and TomoTherapy platforms. We expect to generate substantially all of our revenue for the foreseeable future from sales of and service contracts for the CyberKnife and TomoTherapy platforms. The CyberKnife and TomoTherapy platforms have lengthy sales and purchase order cycles because they are major capital equipment items and require the approval of senior management at purchasing institutions. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. Selling our systems, from first contact with a potential customer to a complete order, generally spans six months to two years and involves personnel with multiple skills. The sales process in the U.S. typically begins with pre‑selling activity followed by sales presentations and other sales related activities. After the customer has expressed an intention to purchase a CyberKnife or TomoTherapy platform, we negotiate and enter into a definitive purchase contract with the customer. The negotiation of terms that are not standard for Accuray may require additional time and approvals. Typically, following the execution of the contract, the customer begins the building or renovation of a radiation‑shielded facility to house the CyberKnife or TomoTherapy platform, which together with the subsequent installation of the CyberKnife or TomoTherapy platform, can take up to 24 months to complete. In order to construct this facility, the customer must typically obtain radiation device installation permits, which are granted by state and local government bodies, each of which may have different criteria for permit issuance. If a permit was denied for installation at a specific hospital or treatment center, our CyberKnife or TomoTherapy platform could not be installed at that location. In addition, some of our customers are cancer centers or facilities that are new, and in these cases, it may be necessary for the entire facility to be completed before the CyberKnife or TomoTherapy platform can be installed, which can result in additional construction and installation delays. Our sales and installations of CyberKnife and TomoTherapy platforms tend to be heaviest during the third month of each fiscal quarter.

Under our revenue recognition policy, we recognize revenue attributable to a CyberKnife or TomoTherapy platform and related upgrades when control of a platform or upgrade is transferred, which generally happens when a system or upgrade is shipped, while an element of installation is deferred until performed. Events beyond our control may delay shipment or installation and the satisfaction of contingencies required to receive cash inflows and recognition of revenue associated with shipment or installation. Such events may include a delay in the construction at the customer site or customer delay in obtaining receipt of regulatory approvals such as certificates of need. In addition, as a result of the COVID-19 pandemic and the disruption to their operations, certain customers have experienced delays in construction, shipment or installation and some have failed to timely pay their obligations when due. If the events which are beyond our control delay the customer from obtaining funding or financing of the entire transaction, we may not be able to recognize revenue for the sale of the entire system because the collectability of contract consideration is not reasonably assured.

The long sales cycle, together with delays in the shipment of CyberKnife and TomoTherapy platforms or customer cancellations that could affect our ability to recognize revenue, could adversely affect our cash flows and revenue, which would harm our results of operations and may result in significant fluctuations in our reporting of quarterly revenues. As a result of these fluctuations, it is likely that in some future quarters, our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

We depend on third‑party distributors to market and distribute our products in international markets. If our distributors fail to successfully market and distribute our products, our business will be materially harmed.

We depend on a number of distributors in our international markets. We cannot control the efforts and resources our third‑party distributors will devote to marketing the CyberKnife or TomoTherapy platforms. Our distributors may not be able to successfully market and sell the CyberKnife or TomoTherapy platforms, including as a result of concerns regarding the COVID-19 pandemic, may not devote sufficient time and resources to support the marketing and selling efforts and may not market the CyberKnife or TomoTherapy platform at prices that will permit the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process and oversee their activities such that they are in compliance with all laws that govern their activities, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and we are dependent on their ability to do so effectively. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the CyberKnife or TomoTherapy platforms, and our ability to sell and service the CyberKnife or TomoTherapy platforms in the region formerly serviced by such terminated distributor could be materially and adversely affected. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. If any of these distributor relationships end and are not replaced, our revenues from product sales or the ability to service our products in the territories serviced by these distributors could be adversely affected. Any of these factors could materially and adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. If we are unable to attract additional international distributors, our international revenue may not grow. If our distributors experience difficulties, do not comply with regulatory or legal requirements that results in fines or penalties, do not actively market the CyberKnife or TomoTherapy platforms or do not otherwise perform under our distribution agreements, our potential for revenue from international markets may be dramatically reduced, and our business could be harmed.

The high unit price of the CyberKnife and TomoTherapy platforms, as well as other factors, may contribute to substantial fluctuations in our operating results, which could adversely affect our stock price.

Because of the high unit price of the CyberKnife and TomoTherapy platforms and the relatively small number of units shipped each quarter, each shipment of a CyberKnife or TomoTherapy platform can represent a significant percentage of our revenue for a particular quarter. Therefore, if we do not ship a CyberKnife or TomoTherapy platform when anticipated, we will not be able to recognize the associated revenue and our operating results will vary significantly from our expectations. This is of particular concern when the economic environment is volatile, such as the current economic environment. For example, during periods of severe economic volatility, such as during the COVID-19 pandemic, we have had customers cancel or postpone orders for our CyberKnife and TomoTherapy platforms and delaying any required build‑outs. These fluctuations and other potential fluctuations mean that you should not rely upon our operating results in any particular period as an indication of future performance.

As a strategy to assist our sales efforts, we may offer extended payment terms, which may potentially result in higher days sales outstanding, reduced cash flows in a particular period and greater payment defaults.

We offer longer or extended payment terms for qualified customers in some circumstances. As of June 30, 2021, customer contracts with extended payment terms of more than one year amounted to approximately 4% of our total accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. In addition, as a result of the COVID-19 pandemic and the resulting disruption to the operations of our customers, we have experienced and may continue to experience increased requests by our customers for extended payment terms as well as temporary suspensions of service and the corresponding payment obligations. This may result in an increase in payment defaults, which would negatively affect our revenue. In addition, any increase in days sales outstanding could also negatively affect our cash flow.

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

We may not be able to fully utilize certain tax loss carryforwards.

As of June 30, 2021, we had approximately $321.3 million and $132.2 million in federal and state net operating loss carry forwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2022 for state purposes. In addition, as of June 30, 2021, we had federal and state research and development tax credit carryforwards of approximately $24.6 million and $21.0 million, respectively. Such research credits for federal tax purposes and in states other than California will begin to expire starting in 2022, while the California research credits have no expiration date. The Tax Act legislation, as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), among other things, includes changes to the rules governing net operating losses. Net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account) when utilized in tax years beginning after March 31, 2021. It is uncertain if and to what extent various states will conform to the Tax Act or CARES Act. In addition, utilization of our net operating loss and credit carry forwards is subject to annual limitation due to the application of the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions to us. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

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

Currently, the majority of our international sales are denominated in U.S. Dollars. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could require us to reduce our sales price or make our products less competitive in international markets. If the U.S. Dollar strengthens, it could cause potential delays in orders and we may see our sales decline. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non‑U.S. Dollars, which would expose us to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business would be materially harmed.

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

In addition, it may be difficult to timely determine the effectiveness of our financial reporting systems and internal controls because of the complexity of our financial model. We recognize revenue from a range of transactions including CyberKnife and TomoTherapy platform sales and services. The CyberKnife and TomoTherapy platforms are complex products that contain both hardware and software elements. The complexity of the CyberKnife and TomoTherapy platforms and of our financial model used to recognize revenue on such systems requires us to process a greater variety of financial transactions than would be required by a company with a less complex financial model. Accordingly, efforts to timely remediate deficiencies or weaknesses in our internal controls would likely be more challenging for us than they would for a company with a less complex financial model. Furthermore, if we were to find an internal control deficiency or material weakness, we may be required to amend or restate historical financial statements, which would likely have a negative impact on our stock price.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

At June 30, 2021, we had $116.4 million in cash and cash equivalents. The available cash and cash equivalents are held in accounts managed by third‑party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. To date, we have experienced no material realized losses on or lack of access to our invested cash, or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Risks Related to the Regulation of our Products and Business

Modifications, upgrades, new indications and future products related to the CyberKnife or TomoTherapy Systems or the Precision Treatment Planning and iDMS Data Management System software may require new FDA 510(k) clearances or premarket approvals and similar licensing or approvals in international markets. Such modifications, or any defects in design, manufacture or labeling may require us to recall or cease marketing the affected systems or software until approvals or clearances are obtained.

The CyberKnife and TomoTherapy platforms as well as the Precision Treatment Planning with iDMS Data Management System software are medical devices that are subject to extensive regulation in the United States by local, state and the federal government, including the FDA. The FDA cleared the latest imaging feature for the Radixact System, ClearRTTM, under K202412 on December 18, 2020. The FDA regulates virtually all aspects of a medical device design, development, testing manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use or indication or claim for an existing product, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process generally takes from three to twelve months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Additionally, outside of the United States, our products are subject to clearances and approvals by foreign governmental agencies similar to the FDA. In order to market our products internationally, we must obtain licenses or approvals from these governmental agencies, which could include local requirements, safety standards, testing or certifications, and can be time consuming, burdensome and uncertain. Despite the time, effort and cost, there can be no assurance that a particular device or a modification of a device will be approved or cleared by the FDA or any foreign governmental agency in a timely fashion, if at all. Even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for those products, and how those products can be promoted.

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

A component of our strategy is to continue to upgrade the CyberKnife and TomoTherapy platforms as well as the Precision Treatment Planning with iDMS Data Management System software. Upgrades previously released by us required 510(k) clearance and international registration before we were able to offer them for sale. We expect our future upgrades will similarly require 510(k) clearance or approval; however, future upgrades may be subject to substantially more time-consuming data generation requirements and uncertain premarket approval or clearance processes. If we were required to use the premarket approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business.

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

We have obtained 510(k) clearance for the CyberKnife platform for the treatment of conditions anywhere in the body when radiation treatment is indicated, and we have obtained 510(k) clearance for the TomoTherapy platform to be used as integrated systems for the planning and delivery of IMRT for the treatment of cancer. We have made modifications to the CyberKnife and TomoTherapy platforms in the past and may make additional modifications in the future that we believe do not or will not require additional approvals or clearances. If the FDA disagrees, based on new finalized guidance and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to the CyberKnife or TomoTherapy platforms and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA approval or clearance and we may be subject to significant regulatory fines or penalties.

The FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design, manufacture or labeling. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling and user manuals. Any recall could divert management’s attention, cause us to incur significant expenses, generate negative publicity, harm our reputation with customers, negatively affect our future sales and business, require redesign of the CyberKnife or TomoTherapy platform, and harm our operating results. In these circumstances, we may also be subject to significant enforcement action. If any of these events were to occur, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would harm our future growth.

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

Within the EU, we are required under the Medical Device Directive to affix the Conformité Européene, or CE, mark on our products in order to sell the products in member countries of the EU. This conformity to the applicable directives is done through self‑declaration and is verified by an independent certification body, called a Notified Body, before the CE mark can be placed on the device. Once the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws or directives. CE marking demonstrates that our products comply with the laws and regulations required by the European Union countries to allow free movement of trade within those countries. If we cannot support our performance claims and/or demonstrate or maintain compliance with the applicable European laws and directives, we lose our CE mark, which would prevent us from selling our products within the European Union. In addition, the EU’s Medical Device Regulation (“MDR”), which replaced the existing Medical Device Directive, became effective in May 2021. The MDR establishes new requirements and oversight for maintaining the CE mark. The official guidance continues to be published for the implementation of these requirements and the number of Notified Bodies are still limited. There may be variability in review timeframes and requirements as both manufacturers and authorities navigate these new requirements. In addition, the EU and Switzerland failed to establish a Mutual Recognition Agreement (“MRA”) for medical devices to include Switzerland within the MDR and as a result, Switzerland has initiated its own medical device regulation similar to the EU MDR, which will require additional registrations for economic operators and products within Switzerland for our devices.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by Health Care and Education Reconciliation Act (collectively, the “ACA”) were signed into law. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. In particular, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On June 18, 2021, the United States Supreme Court upheld the ACA, holding that the individuals who brought the lawsuit did not have standing to challenge the law. It is unclear how this decision and the decisions of the current administration will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

In addition to the other risk factors described above and below, factors affecting the trading price of our common stock include:

•	impacts to our business, operations or financial condition caused by concerns in connection with the COVID-19 pandemic as well as the related public and private sector responses to the pandemic;
•	fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic;
•	regulatory developments related to manufacturing, marketing or sale of the CyberKnife or TomoTherapy platform;
•	political or social uncertainties;
•	changes in product pricing policies;
•	variations in our operating results, as well as costs and expenditures;
•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ and our own estimates;
•	recruitment or departure of key personnel;
•	the performance of our competitors and investor perception of the markets and industries in which we compete;
•	announcement of strategic transactions or capital raising activities; and
•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

In August 2017, we issued $85.0 million aggregate principal amount of our 3.75% Convertible Notes due 2022 and in May 2021, we issued $100.0 million aggregate principal amount of our 3.75% Convertible Notes due 2026. $97.1 million aggregate principal amount of the 3.75% Convertible Notes due 2026 were issued to certain holders of the 3.75% Convertible Notes due 2022 in exchange for approximately $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022 and $2.9 million aggregate principal amount of the 3.75% Convertible Notes due 2026 were issued to certain other qualified new investors for cash. To the extent we issue common stock upon conversion of any outstanding convertible notes, that conversion would dilute the ownership interests of our stockholders.

The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the Notes are triggered, holders of the Notes, as applicable, will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert such notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert such notes, if we have irrevocably elected net share settlement upon conversion we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long‑term liability, which could result in a material reduction of our net working capital.

Provisions in the indenture for the Notes, the credit agreement for our New Credit Facilities, our certificate of incorporation and our bylaws could discourage or prevent a takeover, even if an acquisition would be beneficial in the opinion of our stockholders.

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

A change of control will also trigger an event of default under the New Credit Facilities. If an event of default occurs, the agent for the lenders under the New Credit Facilities may, at its discretion, suspend or terminate any of the lenders’ loan obligations thereunder and/or declare all or any portion of the loan then‑outstanding under the New Credit Facilities, including all accrued but unpaid interest thereon, to be accelerated and immediately due and payable.

Furthermore, if a “fundamental change” (as such term is defined in the applicable indenture of the Notes) occurs, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their convertible notes. A “fundamental change” generally occurs when there is a change in control of Accuray (acquisition of 50% or more of our voting stock, liquidation or sale of Accuray not for stock in another publicly traded company) or trading of our stock is terminated. In the event of a “make‑whole fundamental change” (as such term is defined in the applicable indenture of the Notes), we may also be required to increase the conversion rate applicable to the Notes surrendered for conversion in connection with such make‑whole fundamental change. A “make‑whole fundamental change” is generally a sale of Accuray not for stock in another publicly traded company. In addition, the applicable indentures for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes.

General Risks

Our operations are vulnerable to interruption or loss because of natural disasters, global or regional health pandemics or epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

We have facilities in countries around the world, including two manufacturing facilities, each of which is equipped to manufacture unique components of our products. Our manufacturing facilities are located in Madison, Wisconsin, and Chengdu, China. We do not maintain backup manufacturing facilities for any of our manufacturing `facilities or for our IT facilities, so we depend on each of our current facilities for the continued operation of our business. In addition, we conduct a significant portion of other activities, including administration and data processing, at facilities located in California, which has experienced major earthquakes and fires in the past, as well as other natural disasters. Chengdu, China, where one of our manufacturing facilities is located, has also experienced major earthquakes in the past. We do not carry earthquake insurance. In addition, China has suffered health epidemics related to the outbreak of COVID-19 (including resurgences of COVID-19), avian influenza and severe acute respiratory syndrome, which could adversely affect our operations in China, including our manufacturing operations in Chengdu, as well as the operations of the JV and those of our customers. Furthermore, the COVID-19 pandemic has spread widely around the world, including in locations where we have facilities and operations. Unexpected events at any of our facilities or otherwise, including as a result of responses to epidemics or pandemics; fires or explosions; natural disasters, such as hurricanes, floods, tornados and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems, including telecommunications systems, or the failure to take adequate steps to mitigate the likelihood or potential impact of such events, could significantly disrupt our operations, delay or prevent product manufacturing and shipment for the time required to repair, rebuild or replace our manufacturing facilities, which could be lengthy, result in large expenses to repair or replace the facilities, and adversely affect our results of operation. In particular, telecommunication system failures or disruptions could significantly disrupt our operations as a result of our increase remote work arrangements due to the COVID-19 pandemic. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

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

We also lease approximately 159,000 square feet of product development, manufacturing, administrative and warehouse space in four buildings in Madison, Wisconsin, as follows:

•	An office building totaling approximately 61,000 square feet, which is leased to us until June 2025;
•	A manufacturing facility totaling approximately 56,000 square feet, which is leased to us until June 2025; and
•	Warehouse and office space in two buildings totaling approximately 41,000 square feet, which are leased to us through various dates until April 2023.

Our wholly owned subsidiary, Accuray International Sàrl, leases one office building that consists of approximately 21,000 square feet of administrative space in Morges, Switzerland, which are leased to Accuray International until December 2024.

In addition, our wholly‑owned subsidiary, Accuray Accelerator Technology Company Limited, leases approximately 42,000 square feet of space in a manufacturing facility in Chengdu, China until July 2023.

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

As of August 12, 2021, there were 183 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders and believe the number of registered stockholders of record underestimates our total number of stockholders.

In April 2021, we granted 53,191 shares of restricted stock units (“RSUs”) to an employee, with a grant-date fair value of $4.70 per restricted stock unit. Each restricted stock unit represents the right to receive one share of our common stock upon vesting. One fourth of the aggregate RSUs vest annually over a period of four years. We did not receive any proceeds from this issuance. The issuance of such securities was exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, for transactions by an issuer not involving a public offering. Other than as noted above and as previously reported to the Securities and Exchange Commission (SEC) on our Current Reports on Form 8-K, there were no sales of unregistered equity securities by us during the year ended June 30, 2021.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s repurchases of common stock during the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)

April 1 - 30	—	$—	—	—
May 1 - 31	3.11	$4.54	3.11	—
June 1 - 30	—	$—	—	—
Total	3.11	$4.54	3.11	—

(1)On May 5, 2021, the Board of Directors authorized a repurchase of an aggregate amount of our common stock not to exceed $18 million. On May 7, 2021, we completed a repurchase of 3,108,369 shares of our common stock for an aggregate amount of $14.1 million in privately negotiated transactions with a financial intermediary. No further purchases of common stock is intended to be made under this authorization.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 30, 2016 and June 30, 2021, with the cumulative total return of (i) the S&P Healthcare Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on June 30, 2016 in our common stock, the S&P Healthcare Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

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

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10‑K. The consolidated statements of operations for the years ended June 30, 2021, 2020 and 2019, and the consolidated balance sheet data at June 30, 2021 and 2020 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Form 10‑K. The consolidated statements of operations data for the years ended June 30, 2018 and 2017 and the consolidated balance sheet data at June 30, 2019, 2018 and 2017 is derived from our audited consolidated financial statements not included in this Form 10‑K.

	Years Ended June 30,
	2021	2020	2019	2018	2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$396,289	$382,928	$418,785	$404,897	$383,414
Cost of revenue	236,782	233,207	256,134	243,202	242,073
Gross profit	159,507	149,721	162,651	161,695	141,341
Operating expenses:
Research and development	52,729	49,784	56,493	57,251	49,921
Selling and marketing	42,820	47,254	55,998	60,105	57,477
General and administrative	41,723	40,144	49,577	48,136	43,766
Total operating expenses	137,272	137,182	162,068	165,492	151,164
Income (loss) from operations	22,235	12,539	583	(3,797)	(9,823)
Income (loss) on equity method investment	872	(149)	—	—	—
Other expense, net	(27,666)	(6,700)	(14,927)	(19,224)	(18,718)
Income (Loss) before provision for income taxes	(4,559)	5,690	(14,344)	(23,021)	(28,541)
Provision for income taxes	1,752	1,863	2,086	878	1,038
Net income (loss)	(6,311)	3,827	(16,430)	(23,899)	(29,579)
Income (loss) per share
Basic	$(0.07)	$0.04	$(0.19)	$(0.28)	$(0.36)
Diluted	$(0.07)	$0.04	$(0.19)	$(0.28)	$(0.36)
Weighted average common shares used in computing net income (loss) per share
Basic	92,031	89,874	87,465	84,893	82,495
Diluted	92,031	90,623	87,465	84,893	82,495

	As of June 30,
	2021	2020	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$116,369	$107,577	$76,798	$83,083	$72,084
Investments	$—	$—	$-	$-	$23,909
Working capital	$160,414	$175,215	$151,894	$114,723	$24,511
Total assets	$480,098	$490,927	$438,181	$378,727	$406,464
Long-term debt	$170,007	$189,307	$159,844	$131,077	$51,548
Total stockholders’ equity	$68,840	$63,635	$49,871	$48,632	$46,533

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

Overview

Company

We are a radiation therapy company that develops, manufactures, sells and supports market-changing solutions that are designed to deliver radiation treatments for even the most complex cases, while making commonly treatable cases even more straightforward, to meet the full spectrum of patient needs. We believe in comparison to conventional linear accelerators, the company’s treatment delivery, planning, and data management solutions provide better accuracy, flexibility, and control; fewer treatments with shorter treatment times; and the technology to expand beyond cancer, making it easier for clinical teams around the world to provide treatments that help patients get back to living their lives, faster.

Our innovative technologies, the CyberKnife® and TomoTherapy® platforms, including the Radixact® System, our next generation TomoTherapy platform, are designed to deliver advanced treatments, including stereotactic radiosurgery (SRS), stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image-guided radiation therapy (IGRT), and adaptive radiation therapy (ART). The CyberKnife and TomoTherapy platforms have complementary clinical applications with the same goal: to empower our customers to deliver the most precise and accurate treatments while still minimizing dose to healthy tissue, helping to reduce the risk of side effects that may impact patients’ quality of life. Each of these systems serves patient populations treated by the same medical specialty, radiation oncology, with advanced capabilities. The CyberKnife platform is also used by neuro-radiosurgeons to treat patients with tumors in the brain and neurologic disorders. In addition to these platforms, we also provide services, which include post-contract customer support (warranty period services and post warranty services), installation services, training, and other professional services.

The CyberKnife Platform

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

In 2018, we introduced the new release of our Precision® Treatment Planning System (TPS) with the VOLO Optimizer software upgrade for the CyberKnife M6 System, enabling customers to significantly improve operational efficiency by reducing both the time to create high quality treatment plans and the time it takes to deliver patient treatments. The next-generation TPS with the optimizer facilitates the development of clinically optimal treatment plans up to 90 percent faster than before and the delivery of the treatment up to an estimated 50 percent faster than before the availability of the new software, allowing CyberKnife treatments to typically be performed in 15 to 30 minutes.

In June 2020, we launched the CyberKnife S7 System, an innovative device combining speed, advanced precision, and real-time artificial intelligence-driven motion tracking and synchronization treatment delivery for all stereotactic radiosurgery (SRS) and stereotactic body radiation therapy (SBRT) treatments in as little as 15 minutes. The CyberKnife S7 System is the next-generation CyberKnife platform, a robotic, non-invasive radiation therapy device capable of treating cancerous and benign tumors throughout the body, as well as neurologic disorders. The CyberKnife S7 System, with Synchrony® Motion Synchronization and Real-Time Adaptive Radiotherapy Technology and the VOLO™ Optimizer, facilitates the delivery of accurate, sub-millimeter, (ultra) hypofractionated treatments to tumors throughout the body, and even to targets that move.

We believe the long-term success of the CyberKnife platform is dependent on a number of factors including the following:

•	Continued adoption of our CyberKnife platform, including the CyberKnife M6 System and CyberKnife S7 System, in markets where they are available;
•	Greater awareness among doctors and patients of the benefits of radiosurgery conducted with the CyberKnife platform;
•	Continued evolution in clinical studies demonstrating the safety, efficacy and other benefits of using the CyberKnife platform to treat tumors in various parts of the body;
•	Change in medical practice leading to utilization of stereotactic body radiosurgery more regularly as an alternative to surgery or other treatments;
•	Continued advances in our technology that improve the quality of treatments and ease of use of the CyberKnife platform;
•	Receipt of regulatory approvals in various countries which are expected to improve access to radiosurgery with the CyberKnife S7 System in such countries;
•	Medical insurance reimbursement policies that cover CyberKnife platform treatments; and
•

Our ability to expand sales of CyberKnife M6 and S7 Systems in countries throughout the world where we do not currently sell or have not historically sold a significant number of any CyberKnife platform configurations.

TomoTherapy Platform

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

Our Synchrony Motion Synchronization and Real-Time Adaptive Radiotherapy Technology for the Radixact System adds intrafraction motion synchronization capabilities to the Radixact System, enabling real-time tracking, visualization and correction for tumor motion during treatment, with the goal of improving dose accuracy and treatment times as compared to conventional radiation therapy systems.

Most recently, we received FDA 510(k) clearance, Shonin approval from the Japanese Ministry of Health, Labor and Welfare (MHLW), and CE Mark certification for our uniquely innovative ClearRT™ helical kVCT imaging technology for the Radixact System. ClearRT imaging brings low dose diagnostic-like kVCT imaging quality, the largest imaging field of view available on a radiation delivery system at 50 cm (diameter) by 135 cm (long), and speed, as evidenced by its ability to capture a 1-meter image in only 1 minute. Furthermore, ClearRT helical kVCT imaging can be used directly in the adaptive dose monitoring process, and when required, ClearRT native image sets can be used for new plan creation.

We believe the Radixact System and other TomoTherapy Systems offer clinicians and patients significant benefits over other vendors’ radiation therapy systems in the market. We believe our ability to capture more sales will be influenced by a number of factors including the following:

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

•	Advances in our technology that improve the quality of treatments and ease of use of TomoTherapy platform;
•	Greater awareness among doctors of the now-established reliability of TomoTherapy platform; and
•

Our ability to expand sales of TomoTherapy platform in countries throughout the world where we do not currently sell or have not historically sold a significant number of any TomoTherapy platform configurations.

Sale of Our Products

Generating revenue from the sale of our platforms is a lengthy process. Selling our platforms, from first contact with a potential customer to a signed sales contract that meets our backlog criteria (as discussed below) varies significantly and generally spans between six months and two years. The length of time between receipt of a signed contract and revenue recognition is generally governed by the time required by the customer to build, renovate or prepare the treatment room for installation of the platform.

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

As of June 30, 2021, our systems were named in 74 out of 90 Class A user licenses awarded by the China National Health Commission. The Chinese Ministry of Health requires a tender process following the license awards for all participating end user hospitals prior to being able to take receipt of a Class A device. This tender process defines the transactional terms and conditions related to each hospital’s equipment order and does not put us in a competitive bidding situation that would result in changes in the specific device for which the hospital has received the Class A user license. During the year ended June 30, 2021, we delivered Class A devices to China and recognized system revenue related to such devices of approximately $54.2 million in the same period. We currently anticipate system revenue related to the remaining Class A user licenses awarded to date in the next 12 to 18 months. Despite the challenges and uncertainties created by the COVID-19 pandemic in China and around the world, we continue to believe that China remains the world’s fastest growing market for radiation oncology systems and the pandemic does not affect the long-term demand for radiotherapy equipment in China.

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

In exchange for the 49% equity interest in the JV, we, through Accuray Asia, made in-kind contributions consisting of two full radiation oncology systems from our inventory in the quarter ended December 31, 2019. The investment is reported as an Investment in unconsolidated joint venture on our condensed consolidated balance sheets. We recognized a gain of $13.0 million related to the value of the capital contribution to the JV. This gain was recorded as non-operating, other income for the quarter ended December 31, 2019.

In July 2019, the JV broke ground on its facility based in Tianjin, China, which is expected to serve as headquarters and home of its manufacturing, sales organization and service operations, and also received the Radiation Safety License from the China Ministry of Environmental Protection. This license, along with the license to do business in China and the Medical Device Operating Permit, which were both received in 2019, enables the JV to sell, install and provide further service to our radiation therapy devices in China. The JV manufacturing facility construction was completed in 2020, and Quality Management System certificated with ISO13485 standard. The China made medical device type testing is on going and NMPA submission expected to finish in the fourth calendar quarter of 2021.

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

We are applying the equity method of accounting to our ownership interest in the JV as we have the ability to exercise significant influence over the JV but lack controlling financial interest and are not the primary beneficiary. We recognize revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of each reporting period. We will recognize the 49% proportionate share of the JV income or loss from the JV on a one-quarter lag due to the timing of the availability of the JV’s financial records. We deferred $2.1 million and $1.8 million of intra-entity profit margin as of June 30, 2021 and June 30, 2020, respectively. During the year ended June 30, 2021, we recognized $1.8 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $2.1 million from sales executed during the period. Our consolidated accumulated deficit includes $0.9 million of accumulated income related to our equity method investment.

As of June 30, 2021, we had a carrying value of $15.9 million in the JV and owned a 49% interest in the entity. Our proportional share of the underlying equity in net assets of the JV was approximately $13.7 million. The difference of $2.2 million, increased by $2.1 million eliminated intra-entity profit, constitutes equity method goodwill of $4.4 million at June 30, 2021, including $0.1 million annual impact of foreign currency exchange gain, and is subject to impairment analysis annually during the quarter ending March 31, 2021. No impairment was identified as of June 30, 2021.

COVID-19 Pandemic

In fiscal year 2020, an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) was identified in December 2019 in China and was subsequently recognized as a pandemic by the World Health Organization. The COVID-19 pandemic severely restricted the level of economic activity around the world and while conditions have improved, the pace and degree of recovery varies significantly. In response to this pandemic, governments and private industry have taken preventative or protective actions, such as imposing restrictions on travel and business operations, which has resulted in the temporary or permanent closure of certain businesses, as well as advising or requiring individuals to limit or forego their time outside of their homes. The COVID-19 pandemic has adversely impacted our business operations as well as those of our customers and partners. In addition, across the healthcare industry, resources are being prioritized for the treatment and management of the pandemic and away from non-urgent or elective procedures. Some of our customers, which include hospitals, major academic medical centers, and other related entities, have incurred losses during the COVID-19 pandemic due to significantly reduced patient volume. The public health actions being undertaken to reduce the spread of the virus have created and may continue to create significant disruptions with respect to demand for our products and services; the operating procedures and workflow of our customers, particularly hospitals; our ability to continue to manufacture our products; and the reliability of our supply chain.

Our financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which our backlog converts to revenue in the near-term. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2021 caused by the COVID-19 pandemic, which resulted in a decline to our revenue for the same period. We expect that such delays in deliveries and installations will continue into fiscal 2022, which could have a negative impact on our revenue during those periods. We have also experienced disruptions in our sales as well as declines in deliveries and installations of our products, which has adversely impacted the pace at which our backlog converts to revenue. We have also experienced delays in customer payments and delays in planned installations as a result of changes to and redirection of customer resources to the response to the COVID-19 pandemic and closures of customer facilities. We have also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations and while we have only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same if the effects of the COVID-19 pandemic worsen or continue for an extended period. As a result, we are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact, as well as the timing and extent of an economic recovery, on our financial condition and results of operations. However, given the uncertainty regarding the spread, severity and potential resurgence of COVID-19 and how long the pandemic and associated health measures will last, the related financial impact cannot be reasonably estimated at this time. We expect that the impacts on our customers’ business and our business will continue until the pandemic subsides and related public health measures are reduced or eliminated.

We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, the extent to which our operations and financial condition are affected by the COVID-19 pandemic, including our ability to execute our business strategies and initiatives in the expected time frame, will largely depend on future developments that cannot be accurately predicted at this time and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic (including whether there is a resurgence or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate), new or additional actions taken to contain COVID-19 or address its impact, the availability and effect of vaccines, the spread of variants, changes in economic consumer behavior and the timing of global recovery and economic normalization, among other uncertainties and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-K, may result in delays or modifications to these plans and initiatives. Accordingly, management is carefully evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as the uncertainty related to the pandemic continues to unfold.

Backlog

As of June 30, 2021, backlog totaled $616.4 million, of which $2.0 million represented upgrades sold through service contracts. As of June 30, 2020, backlog totaled $602.7 million.

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

Although our backlog includes only contractual agreements with our customers for the purchase of our CyberKnife or TomoTherapy platforms, including Radixact Systems and related upgrades, we cannot provide assurance that we will convert backlog into recognized revenue due primarily to factors outside of our control. The amount of backlog recognized into revenue is primarily impacted by three items: cancellations, age-outs and foreign currency fluctuations. Orders could be cancelled for reasons including, without limitation, changes in customers’ needs or financial condition, changes in government or health insurance reimbursement policies, or changes to regulatory requirements. In addition to cancellations, after 2.5 years, if we have not been able to recognize revenue on a contract, we remove the revenue associated with the contract from backlog and the order is considered aged out. Contracts may age-out for many reasons, including but not limited to, inability of the customer to pay, inability of the customer to adapt their facilities to accommodate our products in a timely manner, or inability to timely obtain licenses necessary for customer facilities or operation of our equipment. Our backlog also includes amounts not denominated in U.S. Dollars and therefore fluctuations in the U.S. Dollar as compared to other currencies will impact revenue. Generally, strengthening of the U.S. Dollar will negatively impact revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment.

The COVID-19 pandemic has adversely impacted the pace of new orders and the pace at which our backlog converts to revenue in the near-term and we expect this to continue. Although the extent to which the COVID-19 pandemic will impact individual markets could vary based on a number of factors, we have seen and expect to continue to see a higher than normal level of age-outs as a result.

A summary of gross orders, net orders, and order backlog is as follows (in thousands):

	Years Ended June 30,
	2021	2020	2019
Gross orders	$325,929	$377,295	$342,321
Net age-outs	(122,132)	(81,073)	(95,463)
Cancellations	(15,119)	(13,939)	(25,012)
Currency impacts and other	3,203	(1,746)	(3,583)
Net orders	$191,881	$280,537	$218,263
Order backlog at the end of the period	$616,399	$602,713	$495,627

Gross Orders

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period.

Gross orders decreased by $51.4 million for the year ended June 30, 2021, as compared to the year ended June 30, 2020. This was primarily due to a decline in China Class A system orders as the prior year order volume reflected significant pent-up demand from our end users and distributor, which was triggered by the announcement of the China Class A system quotas back in 2018. In addition, gross order activity during the year ended June 30, 2021 was adversely impacted by the COVID-19 pandemic, particularly in the Americas region. Accordingly, TomoTherapy platform order and upgrades order volume decreased by $48.3 million and $4.1 million, respectively, as compared to the prior year. CyberKnife platform orders decreased by $5.9 million while upgrades increased by $1.4 million. The decrease in CyberKnife platform orders was primarily due to the normalization of China Class A system orders this fiscal year as compared to prior fiscal year where we experienced higher volumes of orders due to significant pent-up demand.

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

Net orders decreased by $88.7 million for the year ended June 30, 2021, as compared to the year ended June 30, 2020, resulting from a decrease of gross orders of $51.4 million, an increase in age-outs of $47.2 million, an increase in cancellations of $1.2 million, offset by an increase in age-ins of $6.1 million and a favorable impact of foreign currency exchange rates of $4.9 million.

•

The age-outs for the year ended June 30, 2021 were $122.1 million. There were $6.1 million of age-ins. Age-ins represent orders that previously aged-out but have been recognized as revenue in the current period, compared to $81.1 million of age-outs and $20.5 million of age-ins in the same period last fiscal year.

•

There were $15.1 million of cancellations in year ended June 30, 2021 as compared to $13.9 million of cancellations in the year ended June 30, 2020. Cancellations are outside of our control and are difficult to forecast; however, we continue to work closely with our customers to minimize the impact of cancellations on our business.

•

Foreign currency impacts and other adjustments increased net orders by $3.2 million for the year ended June 30, 2021 compared to a decrease in net orders by $1.7 million for the year ended June 30, 2020.

Net orders increased by $62.3 million for the year ended June 30, 2020, as compared to the year ended June 30, 2019, resulting from an increase in gross orders of $35.0 million, decreased net age-outs of $14.4 million and cancellations of $11.1 million, in addition to favorable impact of foreign currency exchange of $1.8 million as compared to same to the same prior year period.

•

The net age-outs for the year ended June 30, 2020 were $81.1 million. There were $20.5 million age-ins, which represent orders that previously aged-out but have been taken to revenue in the current period, compared to $95.5 million of age-outs and $12.0 million of age-ins for the year ended June 30, 2019. Age-ins offset the gross amount of age-outs in a particular period.

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

In recent years, the percentage of gross orders received from our distribution partners in the international markets represented 82%, 76%, and 83% of gross orders for fiscal year ended June 30, 2021, 2020 and 2019, respectively. We anticipate that distributor orders from international markets will continue to represent a significant portion of our gross orders in the foreseeable future. International orders are affected by foreign currency fluctuation as well as government programs that stimulate the purchase of healthcare products, both of which could affect the demand for our products and timing of orders from period to period. In addition, our order-to-revenue conversion cycle for international distributor orders has been generally longer compared to that of direct channel sales and could cause fluctuations in our age-outs from period to period.

Results of Operations

Fiscal 2021 results compared to 2020 (in thousands, except percentages)

	Years Ended June 30,
	2021		2020		change
(Dollars in thousands)	Amount	%(*)	Amount	%(*)	$	%
Products	$176,647	45%	$167,302	44%	$9,345	6%
Services	219,642	55%	215,626	56%	4,016	2%
Net revenue (a)	$396,289	100%	$382,928	100%	$13,361	3%
Gross profit	$159,507	40%	$149,721	39%	$9,786	7%
Products gross profit	74,547	42%	71,420	43%	3,127	4%
Services gross profit	84,960	39%	78,301	36%	6,659	9%
Research and development expenses	52,729	13%	49,784	13%	2,945	6%
Selling and marketing expenses	42,820	11%	47,254	12%	(4,434)	(9)%
General and administrative expenses	41,723	11%	40,144	10%	1,579	4%
(Gain) loss on equity method investment	(872)	(0)%	149	0%	(1,021)	(685)%
Other expense, net	27,666	7%	6,700	2%	20,966	313%
Provision for income taxes	1,752	—%	1,863	—%	(111)	(6)%
Net income (loss)	$(6,311)	(2)%	$3,827	1%	(10,138)	(265)%

(*)	Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

(a)	Includes sales to the JV, an equity method investment of $24,393 and $19,054 for fiscal year ended June 30, 2021 and 2020, respectively. See Note 13.

Net revenue

Product Net Revenue

Product net revenue increased by $9.3 million for the year ended June 30, 2021 or 6%, as compared to the year ended June 30, 2020, primarily due to an increase in unit volume sales coupled with an increase in system average product revenue of $18.8 million. The increase is driven by an increase in revenue from China, offset by a unit volume decline in the Americas, EMEA and Japan regions partly as a result of the impact of COVID-19 pandemic on revenue conversion timing with our customers in those regions and a decrease in system upgrades of $9.5 million due to the timing of release of ClearRT that was anticipated by customers during the fourth quarter of fiscal 2021.

Service Net Revenue

Service net revenue increased by $4.0 million, or 2%, as compared to the year ended June 30, 2020, primarily due to an increase in service contract revenue of $2.8 million, a reduced cost of service of $2.6 million, and an increase in upgrade and installation revenue of $1.8 million, offset by a decrease in training revenue and revenue from service parts.

Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2021	2020
Net revenue	$396,289	$382,928
Americas	27%	34%
Europe, Middle East, India and Africa	31%	31%
Asia Pacific, excluding Japan and China	7%	8%
Japan	16%	19%
China	20%	8%

Gross profit

The overall gross profit for the year ended June 30, 2021 increased by $9.8 million, or 7%, as compared to the year ended June 30, 2020, due to an increase in service gross profit of $6.7 million, or 9%, driven by an increase in service contract revenue of $4.0 million including, upgrades and installation services, from an increase in the number of installed systems, coupled with a reduced cost of service of $2.6 million and an increase in product gross profit of $3.1 million, or 4%, which was driven by higher revenue from system unit sales volume coupled with an increase in system average product revenue.

Research and development expenses

Research and development expenses increased by $2.9 million, or 6%, for the year ended June 30, 2021, as compared to the year ended June 30, 2020. The increase was driven by an increase of $2.5 million in compensation and employee benefits expenses mainly due to reinstatement of bonuses to employees in fiscal year 2021, which were suspended in fiscal year 2020 due to the COVID-19 pandemic and an increase of $2.2 million in outside services offset by a decrease of $0.7 million in travel expenses due to decreased travel as a result of travel restrictions in connection with the COVID-19 pandemic and a decrease of $0.5 million in facilities expenses.

Selling and marketing expenses

Selling and marketing expenses decreased $4.4 million, or 9%, for the year ended June 30, 2021, as compared to the year ended June 30, 2020. The decrease was primarily driven by a decrease of $3.0 million due to the lower cost of key trade shows that were held virtually because of the COVID-19 pandemic, a decrease of $2.0 million in travel expenses, a decrease of $0.9 million in marketing promotion and materials and $0.2 million lower consulting expense, offset by an increase of $1.7 million in compensation and employee benefits mainly due to the reinstatement of bonuses to employees in fiscal year 2021, which were suspended in fiscal year 2020 due to the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses increased by $1.6 million, or 4%, for the year ended June 30, 2021, as compared to the year ended June 30, 2020. The increase was primarily due to an increase of $2.6 million in compensation and employee benefits mainly due to the reinstatement of bonuses to employees in fiscal year 2021, which were suspended in fiscal year 2020 due to the COVID-19 pandemic, and an increase of $1.7 million this fiscal year compared to prior fiscal year due to the conclusion of a foreign indirect tax audit in fiscal year 2020 offset by a decrease in expense for allowance for credit losses of $1.6 million and a decrease in outside services and consulting of $1.2 million.

Income on equity method investment, net

Income (loss) on equity method investment was an income of $0.9 million as compared to a loss of $0.1 million during the year ended June 30, 2020.

Other expense, net

Other expense, net increased by $21.0 million for the year ended June 30, 2021, as compared to the year ended June 30, 2020. The increase was primarily due to the non-cash gain of $13.0 million related to the value of the Accuray systems contributed to the JV in exchange for 49% equity interest that was recorded in fiscal year 2020, an increase of $5.7 million due to loss on extinguishment of debt and a $4.3 million due to loss on the exchange of our 3.75% Convertible Notes due 2022 that was treated as an extinguishment of old notes. The impact of these items was offset by an increase of $0.4 million in net foreign currency exchange gain, a decrease of $1.2 million in interest expense and a $0.2 million payment received for building improvements to a facility that was vacated in 2020.

Provision for income taxes

The provision for income taxes was lower in fiscal 2021 as compared to fiscal 2020 due to lower foreign earnings in fiscal 2021. We also released income tax benefits in fiscal 2020 related to final tax assessments from the Swiss tax authorities for the fiscal period 2018 that otherwise would have reflected a much higher income tax expense for us in fiscal 2020.

Fiscal 2020 results compared to 2019 (in thousands, except percentages)

	Years Ended June 30,
	2020		2019		change
	Amount	%(*)	Amount	%(*)	$	% change
Products	$167,302	44%	$196,665	45%	$(29,363)	(15)%
Services	215,626	56%	222,120	55%	(6,494)	-3%
Net revenue	$382,928	100%	$418,785	100%	$(35,857)	(9)%
Gross profit	$149,721	39%	$162,651	40%	$(12,930)	(8)%
Products gross profit	71,420	43%	79,954	44%	(8,534)	-1%
Services gross profit	78,301	36%	82,697	37%	(4,396)	2%
Research and development expenses	49,784	13%	56,493	14%	(6,709)	-12%
Selling and marketing expenses	47,254	12%	55,998	15%	(8,744)	-16%
General and administrative expenses	40,144	10%	49,577	12%	(9,433)	-19%
Loss on equity method investment	149	0%	—	15%	149	—
Other expense, net	6,700	2%	14,927	5%	(8,227)	-55%
Provision for income taxes	1,863	—%	2,086	—%	(223)	-11%
Net loss	$3,827	1%	$(16,430)	(4)%	$20,257	(123)%

(*)	Expressed as a percentage of total net revenue, except for product and services gross profits which are expressed as a percentage of related product and services revenue.

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

Net revenue by geographic region, based on the shipping location of our customer, is as follows (in thousands, except percentages):

	Years Ended June 30,
	2020	2019
Net revenue	$382,928	$418,785
Americas	34%	32%
Europe, Middle East, India and Africa	31%	36%
Asia Pacific, excluding Japan and China	8%	11%
Japan	19%	17%
China	8%	5%

Gross profit

The overall gross profit margin was 39% for the years ended June 30, 2020 and 2019. Product gross margin was 43% for the year ended June 30, 2020 as compared to 40% for the year ended June 30, 2019, driven by lower cost of revenue, primarily due to product sales mix. Service revenue gross margin was 36% for the year ended June 30, 2020 as compared to 37% for the year ended June 30, 2019, primarily due to a higher service parts consumption and lower service revenue during fiscal year 2020 as compared to fiscal year 2019.

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

Share-Based Compensation Expense

In fiscal 2021, 2020 and 2019, we recorded share‑based compensation expense of $9.3 million, $8.2 million and $10.6 million, respectively, related to awards under our stock incentive plans. Share‑based compensation expense was recorded net of estimated forfeitures. As of June 30, 2021, we had approximately $16.6 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, shares under our Employee Stock Purchase Plan, or ESPP, stock options and restricted stock units, or RSUs, which we expect to recognize over a weighted average period from 0.5 to 2.57 years.

Liquidity and Capital Resources

At June 30, 2021, we had $116.4 million in cash and cash equivalents. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks included in Part I, Item 1A titled “Risk Factors.” Also refer to Note 10, Debt to the consolidated financial statements for discussion of the New Credit Facilities and the Notes as of June 30, 2021. Based on our cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, we believe that we will have sufficient cash resources and anticipated cash flows to fund our operations for at least the next 12 months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

In May 2021, we issued $100.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. $97.1 million aggregate principal amount of the 3.75% Convertible Notes due 2026 were issued to certain holders of 3.75% Convertible Notes due 2022 in exchange for $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022 outstanding and $2.9 million aggregate principal amount were issued for cash. Concurrently, in May 2021, we entered into a senior secured credit agreement with Silicon Valley Bank, individually as a lender and agent, and the other lenders (the “New Credit Agreement”), which provides for a new five-year $80 million term loan facility and a $40 million revolving credit facility (the “New Revolving Credit Facility”). The initial borrowings under the New Credit Agreement, including $25 million under the New Revolving Credit Facility, were funded on May 14, 2021.

Our liquidity and cash flows has been and could continue to be materially impacted by the diversion of customer resources to the response to the COVID-19 pandemic as well as delays in payments from customers and could be further impacted by additional and prolonged delays in payments from customers, the potential of extended "shelter in place" and social distancing orders or advisories, facility closures, or other reasons related to the COVID-19 pandemic. As of June 30, 2021, there remain uncertainties as to how the COVID-19 pandemic is likely to materially impact our liquidity in the future. As precautionary measures to increase our cash position and preserve financial flexibility in view of the ongoing uncertainty resulting from the COVID-19 pandemic, we (i) implemented temporary salary reductions for our Chief Executive Officer and each of our Senior Vice Presidents, which was effective June 1, 2020 through December 31, 2020, (ii) eliminated all Board and committee retainers for the period beginning July 1, 2020 through December 31, 2020, (iii) eliminated all awards under the Company Bonus Plan for the fiscal 2020 performance period, other than those that were contractually guaranteed, (iv) implemented a cost saving initiative designed to reduce operating costs through the elimination of approximately 3 percent of our global workforce, (v) amended the credit and security agreements related to our Prior Revolving Credit Facility and Prior Term Loan to modify certain financial covenant requirements and (vi) suspended the 401(k) match program for all employees from June 1, 2020 through December 31, 2020. As of January 1, 2021, our Chief Executive Officer and each of our Senior Vice Presidents’ salaries were restored to the base salary levels that were in effect for such officer as of October 2019, all as disclosed in the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 1, 2020 (the “Proxy Statement”). In addition, as of January 1, 2021, the Board and Committee retainers for our Board were restored to the amounts in effect prior to their temporary elimination, as disclosed in the Proxy Statement. Finally, we also reinstated the employer 401(k) match program for all eligible employees as of January 1, 2021.

In addition, we are unable to predict with certainty the impact of the COVID-19 pandemic on our ability to maintain compliance with the debt covenants contained in the credit and security agreements related to our New Credit Facilities, including financial covenants regarding the fixed charge coverage ratio, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. While we were in compliance with such covenants for the year ended June 30, 2021, failure to meet the covenant requirements in the future could cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments to the credit and security agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Additionally, the undistributed earnings of our foreign subsidiaries at June 30, 2021 are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Future repatriation of the Company’s foreign earnings are subject to income taxes. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of June 30, 2021, we had approximately $63.3 million of cash and cash equivalents at our foreign subsidiaries. If such funds were repatriated, there could be additional foreign tax withholdings imposed depending on the country from which the funds were repatriated. Our foreign earnings are deemed to be indefinitely invested outside the U.S.

Cash Flows

	Years Ended June 30,
	2021	2020	2019
Net cash provided by (used in) operating activities	$38,512	$(1,469)	$(29,641)
Net cash used in investing activities	(2,399)	(3,728)	(4,311)
Net cash provided by (used in) financing activities	(28,805)	26,696	28,473
Effect of exchange rate changes on cash, cash equivalents and restricted cash	982	234	124
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,290	$21,733	$(5,355)

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

Cash Flows From Operating Activities

Net cash provided by operating activities was $38.5 million in fiscal 2021, resulting primarily from non cash items of $39.4 million and changes in working capital of $7.6 million offset by, a net loss of $6.3 million.

•

Non-cash items primarily consisted of the loss on extinguishment of debt of $4.3 million related to the exchange of our 3.75% Convertible Notes due 2022 for our 3.75% Convertible Notes due 2026 and $5.7 million related to refinancing of our credit facilities with new lenders, depreciation and amortization expense of $6.4 million, share-based compensation expense of $9.3 million, inventories write-down of $6.9 million, non-cash interest expense on debt of $4.9 million, amortization of debt issuance cost of $1.4 million and intra-entity profit elimination from transactions with the JV of $0.3 million, offset by an in-kind system upgrade contribution to the JV of $1.4 million and an income on equity method investment of $0.9 million;

•

The net change in working capital of $7.6 million was primarily due to an increase of $8.1 million in compensation related accrued liabilities due to bonus accrual, a decrease in accounts receivable of $5.2 million and a decrease of $1.7 million in inventories offset by a decrease of $4.0 million in accounts payable, a decrease of $1.6 million in customer advances, deferred revenue and deferred cost of revenue, an increase of $1.0 million in prepaid expenses and other assets and a decrease of $0.7 million in net operating lease liabilities.

Net cash used in operating activities was $1.5 million in fiscal 2020, resulting primarily from a net negative change in working capital of $21.2 million offset by non cash items of $15.9 million and a net income of $3.8 million.

•

Non-cash items primarily consisted of the gain on contribution to the JV of $13.0 million, offset by depreciation and amortization expense of $7.5 million, share-based compensation expense of $8.2 million, non-cash interest expense on debt of $4.2 million, inventories write-down of $4.2 million, provision of bad debt of $1.8 million, intra-entity profit elimination from transactions with the JV of $1.8 million, amortization of debt issuance cost of $1.3 million, deferred tax benefit of $0.4 million and a loss on equity method investment of $0.1 million;

•

The net change in operating assets and liabilities of $21.2 million was primarily due to an increase of 23.2 million in inventories due to slower than anticipated conversion of our order backlog to revenue, a decrease of $16.6 million in compensation related accrued liabilities and reduction in bonus accrual, a decrease of $6.8 million in accounts payable and a decrease of $0.2 million in net operating lease liabilities offset by receivable collection and a decrease in accounts receivable of $19.0 million, a decrease of $4.4 million in prepaid expense and other assets and an increase of $1.5 million in customer advances, deferred revenue and deferred cost of revenue.

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

Cash Flows From Investing Activities

Net cash used in investing activities was $2.4 million in fiscal 2021, which primarily related to the purchase of property and equipment of $2.3 million and an additional investment in the JV of $0.1 million.

Net cash used in investing activities was $3.7 million in fiscal 2020, which primarily consisted of purchases of property and equipment.

Net cash used in investing activities was $4.3 million in fiscal 2019, which primarily consisted of purchases of property and equipment.

Cash Flows From Financing Activities

Net cash used in financing activities during fiscal 2021 was $28.8 million, primarily due to the repayment of all outstanding obligations and termination of the Prior Revolving Credit Facility and Prior Term Loan of $105.4 million, the prepayment during the year of $10.0 million of the principal amount outstanding on our Prior Term Loan, the amendment fee of $0.5 million related to our Prior Credit Facilities, the repurchase of our common stock of $14.1 million, the paydown on our New Revolving Credit Facility of $5.0 million, $0.1 million net cost related to the exchange of our 3.75% Convertible Notes 3.75% due 2022 for our 3.75% Convertible Notes due 2026 and $0.3 million in taxes paid related to net settlement of equity awards, offset by net proceeds from New Revolving Credit Facility and New Term Loan Facility of $103.7 million, proceeds from employee stock plans of $2.2 million and proceeds from exercises of stock options of $0.9 million.

Net cash provided by financing activities during fiscal 2020 was $26.7 million, which was primarily due to a net draw of $24.7 million, net, drawn against our Prior Term Loan Facility and $2.5 million in proceeds from our employee stock purchase plan offset by $0.3 million, net repayments under our Prior Revolving Credit Facility and $0.2 million in taxes paid related to the net share settlement of equity awards.

Net cash provided by financing activities during fiscal 2019 was $28.5 million, which was primarily due to $20.0 million of net debt proceeds related to a draw under our Prior Term Loan, a net $4.6 million increase in borrowings under our Prior Revolving Credit Facility, and $3.9 million in proceeds from employee stock plans.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include but are not limited to the following:

•	Revenue generated by sales of our products and service plans;
•	Our ability to generate cash flows;
•	Costs associated with our sales and marketing initiatives and manufacturing activities;
•	Facilities, equipment and IT systems required to support current and future operations;
•	Rate of progress and cost of our research and development activities;
•	Costs of obtaining and maintaining FDA and other regulatory clearances of our products;
•	Effects of competing technological and market developments;
•	Number and timing of acquisitions and other strategic transactions;
•	Servicing and maturity of our current future indebtedness; and
•	The unpredictable impact of the COVID-19 pandemic on collections.

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

Contractual Obligations and Commitments

The following is a schedule summarizing our obligations to make future payments under contractual obligations as of June 30, 2021. Refer to Note 10, Debt in Notes to the Consolidated Financial Statements in Item 8, Part II, of this report on Form 10‑K (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
3.75% Convertible Notes due 2022 and 2026, New Term Loan Facility, and New Revolving Credit Facility(1)	$202,865	$4,000	$14,865	$184,000	$—
Interest on 3.75% Convertible Notes due 2022 and 2026, New Term Loan Facility and New Revolving Credit Facility(2)	33,929	7,424	14,097	12,408	—
Operating leases	27,786	9,564	15,054	3,168
Total	$264,580	$20,988	$44,016	$199,576	$—

(1)

Any conversion, redemption or purchase of our outstanding convertible notes due 2022 and 2026 would impact our cash payments noted in this table. Please see Note 10, Debt, to the consolidated financial statements for further information. Amounts presented are for principal only.

(2)

Interest on the New Term Loan Facility and New Revolving Credit Facility are accrued at 3.5% per annum, respectively, which may vary in subsequent periods based upon LIBOR and consolidated senior net leverage ratio.

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

Off Balance Sheet Arrangements

At June 30, 2021 we had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $54.2 million. The fair value of the underlying currency based upon the June 30, 2021 exchange rate was approximately $54.2 million. We did not have any off balance sheet arrangements for the years ended June 30, 2020, or 2019.

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

For the year ended June 30, 2021, there was one customer that represented 10% or more of total net revenue and for the years ended June 30, 2020 and 2019, there were no customers that represented 10% or more of total net revenue. We had two customers as of June 30, 2021 and one customer as of June 30, 2020, respectively that each accounted for more than 10% of our total accounts receivable, net.

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

Revenue Recognition

Our revenue is primarily derived from sales of CyberKnife and TomoTherapy platforms and services, which include PCS, installation services, training and other professional services. We record our revenue net of any value added or sales tax. We recognize revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products. We recognize revenue for certain other performance obligations over a period of time as control of the goods or services is transferred, such as PCS and construction contracts. Payments received in advance of system shipment are recorded as customer advances and are deferred until control is transferred at which point they are recognized in revenue. We assess the probability of collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. We generally do not request collateral from our customers.

We frequently enter into sales arrangements that contain multiple elements or deliverables. For sale arrangements that contain multiple elements, we account for individual products and services based on relative stand-alone selling price (“SSP”). The SSP is determined based on observable prices at which we separately sell the products and services. If an SSP is not directly observable, then we will estimate the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available.

Product Revenue

The majority of product revenue is generated from sales of CyberKnife and TomoTherapy platforms, including the Radixact System. Revenue is recognized once the performance obligations are satisfied by transferring control of the product to a customer, which is generally upon delivery.

We record revenue from sales of systems, product upgrades and accessories to our customers based on the general terms and conditions of the executed sales and distribution agreements. We recognize revenue as the performance obligations are satisfied by transferring control of the product or service to our customer.

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

Service Revenue

Service revenue is generated primarily from PCS contracts (warranty period services and post warranty services), installation services, training and professional services. Service revenue is recognized either over time ratably over the contractual period as control and benefit transfer to the customer or at a point in time when service is performed, depending on specific terms and conditions in agreements with customers. We derive some service revenue from sales to the JV.

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

Share‑Based Compensation Expense

We use the Black Scholes option valuation model to estimate the fair value of stock options and ESPP shares. This valuation model requires the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the expected term of the award. Our expected volatility is derived from the historical volatilities of our common stock. We estimate the expected term of stock option by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method. We use the Monte Carlo simulation model to estimate the grant date fair value of Market Stock Units, or MSUs. With respect to Performance Stock Units that are based on our corporate financial performance targets, or PSUs, the number of PSUs that will ultimately be awarded is contingent on our actual level of achievement compared to the corporate financial target performance targets. The assumptions used in calculating the fair value of share based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share based compensation expense could be materially different in the future.

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

Convertible Notes

We account for convertible notes in accordance with applicable guidance which specifies that an issuer of such instruments should separately account for the liability and equity component of the conversion option. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined based on an implied credit spread interest rate for nonconvertible debt. This implied credit spread was derived from the trading history of our convertible notes and a range of estimated market volatility. The difference between the debt recorded at inception and its principal amount is accreted to principal during the estimated life of the note. ASC 470-50, provides guidance on modifications to or exchanges of line-of-credit or revolving arrangements which should be evaluated based on borrowing.

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

Allowance for Credit Losses

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

Foreign Currency Exchange Rate Risk

A portion of our net sales are denominated in foreign currencies, most notably the Euro and the Japanese Yen. Future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States. For direct sales outside the United States, we sell in both U.S. Dollars and local currencies, which could expose us to additional foreign currency risks, including changes in currency exchange rates. Our operating expenses in countries outside the United States, are payable in foreign currencies and therefore expose us to currency risk. To the extent that management can predict the timing of payments under sales contracts or for operating expenses that are denominated in foreign currencies, we may engage in hedging transactions to mitigate such risks in the future. We expect the changes in the fair value of the net foreign currency assets arising from fluctuations in foreign currency exchange rates to be materially offset by the changes in the fair value of the forward contracts. As of June 30, 2021, we had open currency forward contracts to purchase or sell foreign currencies with stated, or notional value of approximately $54.2 million.

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

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the New Credit Facilities and Notes. The interest rates on the Notes are fixed and the interest rate on the New Credit Facilities are at variable rates, which are tied to a “prime rate” and LIBOR. As of June 30, 2021, borrowings under the New Term Loan Facility totaled $78.7 million net of issuance cost with an annual interest rate of 3.0% plus 90-day LIBOR, and borrowings under the New Revolving Credit Facility totaled $20.0 million with an annual interest rate of 3.0% plus 90-day LIBOR. If the amount outstanding under the New Credit Facilities remained at this level for the next 12 months and interest rates increased or decreased by 50 basis point change, our annual interest expense would increase or decrease, respectively, approximately $0.5 million. Refer to Note 10, Debt to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding our debt obligations.

Equity Price Risk

On August 7, 2017, we issued approximately $85.0 million aggregate principal amount of 3.75% Convertible Notes due 2022. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 174.8252 shares of common stock per $1,000 principal amount of the 3.75% Convertible Notes due 2022, which is equivalent to a conversion price of approximately $5.72 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.72 upon conversion of the 3.75% Convertible Notes due 2022. As of June 30, 2021 the remaining outstanding principal amount of 3.75% Convertible Notes due 2022 is $2.9 million for every $1 that the share price of our common stock exceeds $5.72, we expect to issue an additional $0.5 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Notes due 2022 are converted.

On May 13, 2021, we issued approximately $100.0 million aggregate principal amount of 3.75% Convertible Notes due 2026. Upon conversion, we can settle the obligation by issuing our common stock, cash or a combination thereof at an initial conversion rate equal to 170.5611 shares of common stock per $1,000 principal amount of the 3.75% Convertible Notes due 2026, which is equivalent to a conversion price of approximately $5.86 per share of common stock, subject to adjustment. There is no equity price risk if the share price of our common stock is below $5.86 upon conversion of the 3.75% Convertible Notes due 2026. For every $1 that the share price of our common stock exceeds $5.86, we expect to issue an additional $17.1 million in cash or shares of our common stock, or a combination thereof, if all of the 3.75% Convertible Notes due 2026 are converted.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCURAY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 17, 2021 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of standalone selling price

As described further in Note 1 to the financial statements, the Company’s contracts with customers often include multiple performance obligations.  The Company applies the five steps of Financial Accounting Standards Board Topic 606, Revenue from Contracts with Customers, in the determination of revenue to be recognized, with step four related to the allocation of the transaction price to multiple performance obligations. The transaction price of each contract is allocated to individual performance obligations based upon relative stand-alone selling price (“SSP”). The SSP of performance obligations is determined based on observable prices at which the Company separately sells the products and services. If the SSP is not directly observable, the Company will estimate the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available. We identified the determination of the SSP of performance obligations as a critical audit matter.

The principal consideration for our assessment that the determination of the SSP of performance obligations represents a critical audit matter is that the estimates made in determining SSP involve significant judgments. Evaluating the appropriateness of these estimates requires a high degree of auditor judgment and an increased extent of effort.

Our audit procedures related to the determination of the SSP of performance obligations included the following, among others:

•

We tested the design and operating effectiveness of internal controls over the Company’s determination of the SSP of performance obligations, including controls covering the validation of the completeness and accuracy of underlying data used in the analysis.

•	We evaluated the appropriateness of the overall methodology used by management, including considering whether the methodology maximized the use of observable inputs available.
•

For products and services where the SSP is directly observable, we evaluated the completeness and accuracy of the data used by management in determining whether the range of observable data points provided objective evidence of SSP.  We recalculated the pricing inputs within the analysis and agreed selected data to executed sales agreements and considered the appropriateness of any sales excluded from the analysis.

•

We tested management’s process by evaluating key assumptions for performance obligations that do not include directly observable sales or for performance obligations that do not include sufficient directly observable sales. Specifically, we:

-	considered how management determined the disaggregation of distinct customer groups;
-

determined the appropriateness of discount rates applied to list prices based on the Company’s pricing strategy and target margins for customer groups, including comparing the discount rates to internal pricing policies;

-	recalculated and validated the inputs used in the calculation;
-	made inquiries of staff members outside of the accounting department to determine if there are factors that could have indicated a change in the Company’s go-to market strategy;
-	compared the SSP indicated by management’s analysis to performance obligations within bundled arrangements for a sample of items; and
-	compared SSP at the performance obligation level to the prior year and evaluated the reasons for significant fluctuations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

San Jose, California

August 17, 2021

Accuray Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$116,369	$107,577
Restricted cash	560	997
Accounts receivable, net of allowance for credit losses of $1,048 and $1,268 as of June 30, 2021 and June 30, 2020, respectively (a)	85,360	90,599
Inventories, net	125,929	134,374
Prepaid expenses and other current assets (b)	21,547	21,227
Deferred cost of revenue	3,008	2,712
Total current assets	352,773	357,486
Property and equipment, net	12,332	15,349
Investment in joint venture	15,935	13,929
Operating lease right-of-use assets, net	22,522	28,647
Goodwill	57,960	57,717
Intangible assets, net	435	663
Restricted cash	1,272	1,337
Other assets	16,869	15,799
Total assets	$480,098	$490,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,467	$23,126
Accrued compensation	26,865	17,963
Operating lease liabilities, current	8,169	8,224
Other accrued liabilities	27,471	27,180
Customer advances	24,937	22,571
Deferred revenue	81,660	83,207
Short-term debt	3,790	—
Total current liabilities	192,359	182,271
Long-term liabilities:
Operating lease liabilities, non-current	17,441	24,173
Long-term other liabilities	7,766	7,416
Deferred revenue	23,685	24,125
Long-term debt	170,007	189,307
Total liabilities	411,258	427,292
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 200,000,000 shares as of June 30, 2021 and June 30, 2020, respectively; issued and outstanding: 90,821,661 and 91,178,108 shares at June 30, 2021 and June 30, 2020, respectively	91	91
Additional paid-in-capital	554,680	545,741
Accumulated other comprehensive income (loss)	2,093	(484)
Accumulated deficit	(488,024)	(481,713)
Total stockholders' equity	68,840	63,635
Total liabilities and stockholders’ equity	$480,098	$490,927

(a)	Included accounts receivable from the China joint venture of $8,822 and $3,039 at June 30, 2021 and June 30, 2020, respectively. See Note 13
(b)	Included other receivable from the China joint venture of $187 at June 30, 2021 and $0 at June 30, 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Accuray Incorporated

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Years Ended June 30,
	2021	2020	2019
Net revenue:
Products (a)	$176,647	$167,302	$196,665
Services (b)	219,642	215,626	222,120
Total net revenue	396,289	382,928	418,785
Cost of revenue:
Cost of products	102,100	95,882	116,711
Cost of services	134,682	137,325	139,423
Total cost of revenue (c)	236,782	233,207	256,134
Gross profit	159,507	149,721	162,651
Operating expenses:
Research and development	52,729	49,784	56,493
Selling and marketing	42,820	47,254	55,998
General and administrative	41,723	40,144	49,577
Total operating expenses	137,272	137,182	162,068
Income from operations	22,235	12,539	583
Income (loss) on equity method investment	872	(149)	—
Other expense, net	(27,666)	(6,700)	(14,927)
Income (loss) before provision for income taxes	(4,559)	5,690	(14,344)
Provision for income taxes	1,752	1,863	2,086
Net income (loss)	$(6,311)	$3,827	$(16,430)
Net income (loss) per share - basic	$(0.07)	$0.04	$(0.19)
Net income (loss) per share - diluted	$(0.07)	$0.04	$(0.19)
Weighted average common shares used in computing net income (loss) per share:
Basic	92,031	89,874	87,465
Diluted	92,031	90,623	87,465
Net income (loss)	$(6,311)	$3,827	$(16,430)
Foreign currency translation adjustment	1,705	(238)	(247)
Reclassification adjustments on available for sale investments, net of tax	—	—	—
Change in defined benefit pension obligation	872	(236)	(856)
Comprehensive income (loss)	$(3,734)	$3,353	$(17,533)

(a)

Includes sales to the China joint venture, an equity method investment of $12,033 for the year ended June 30, 2021, $11,202 for the years ended June 30, 2020 and $0 for the year ended June 30, 2019, respectively. See Note 13.

(b)

Includes sales to the China joint venture, an equity method investment of $12,360 for the year ended June 30, 2021, $7,851 for the years ended June 30, 2020 and $0 for the year ended June 30, 2019, respectively. See Note 13.

(c)

Includes cost of revenue from sales to the China joint venture, an equity method investment of $13,310 for the year ended June 30, 2021, $13,174 for the years ended June 30, 2020 and $0 for the year ended June 30, 2019, respectively. See Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2018	86,129,256	$86	$521,738	$1,093	$(474,285)	$48,632
Exercise of options, net	114,932	—	489	—	—	489
Issuance of restricted stock	1,491,379	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	911,741	1	3,021	—	—	3,022
Share-based compensation	—	—	10,086	—	—	10,086
Tax withholding upon vesting of restricted stock units	(125,797)	—	—	—	—	—
Adoption of new revenue recognition standard	—	—	—	—	5,175	5,175
Net loss	—	—	—	—	(16,430)	(16,430)
Cumulative translation adjustment	—	—	—	(247)	—	(247)
Change in defined benefit pension obligation	—	—	—	(856)	—	(856)
Balance at June 30, 2019	88,521,511	$89	$535,332	$(10)	$(485,540)	$49,871
Issuance of restricted stock	1,579,037	1	(207)	—	—	(206)
Issuance of common stock under employee stock purchase plan	1,136,096	1	2,450	—	—	2,451
Share-based compensation	—	—	8,166	—	—	8,166
Tax withholding upon vesting of restricted stock units	(58,536)	—	—	—	—	—
Net income	—	—	—	—	3,827	3,827
Cumulative translation adjustment	—	—	—	(238)	—	(238)
Change in defined benefit pension obligation	—	—	—	(236)		(236)
Balance at June 30, 2020	91,178,108	$91	$545,741	$(484)	$(481,713)	$63,635
Exercise of options, net	209,008	—	855	—		855
Issuance of restricted stock	1,452,618	2	—	—	—	2
Issuance of common stock under employee stock purchase plan	1,168,220	1	2,173	—	—	2,174
Repurchase of common stock	(3,108,369)	(3)	(14,078)	—	—	(14,081)
Share-based compensation	—	—	9,385	—	—	9,385
Tax withholding upon vesting of restricted stock units	(77,924)	—	—	—	—	—
Extinguishment of allocated cost related to convertible note exchange	—	—	(14,562)	—	—	(14,562)
Bifurcation of conversion option upon issuance of convertible notes	—	—	25,166	—	—	25,166
Net income	—	—	—	—	(6,311)	(6,311)
Cumulative translation adjustment	—	—	—	1,705	—	1,705
Change in defined benefit pension obligation	—	—	—	872	—	872
Balance at June 30, 2021	90,821,661	$91	$554,680	$2,093	$(488,024)	$68,840

The accompanying notes are an integral part of these consolidated financial statements.

Accuray Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended June 30,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(6,311)	$3,827	$(16,430)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,389	7,541	10,491
Share-based compensation	9,332	8,152	10,601
Amortization of debt issuance costs	1,356	1,348	1,528
Accretion of interest on debt	4,887	4,168	3,371
Provision for credit losses	133	1,797	3,681
Non-cash revenue transactions related to joint venture	(1,365)	—	—
Provision for write-down of inventories	6,914	4,184	2,340
Loss on disposal of property and equipment	106	9	2,588
(Income) loss on equity method investment	(872)	149	—
Release (deferral) of equity method investment intra-entity profit on sales	310	1,847	—
Loss on extinguishment of debt	9,948	—	—
Gain on termination of lease obligation	—	—	(1,007)
Gain on contribution to joint venture	—	(12,964)	—
Provision (benefit) for deferred income taxes	(114)	353	(86)
Changes in assets and liabilities:
Accounts receivable, short and long-term	5,235	19,030	(46,165)
Inventories	1,688	(23,178)	(14,165)
Prepaid expenses and other assets	(951)	4,403	(13,049)
Deferred cost of revenue, short and long-term	(296)	(2,441)	531
Accounts payable	(3,978)	(6,770)	9,456
Operating lease liabilities, net	(663)	(235)	—
Accrued liabilities	8,089	(16,595)	10,857
Customer advances	2,237	2,159	(2,549)
Deferred revenues, short and long-term	(3,562)	1,747	8,366
Net cash provided by (used in) operating activities	38,512	(1,469)	(29,641)
Cash flows from investing activities
Purchases of property and equipment, net	(2,320)	(3,558)	(4,311)
Purchase of intangible assets	—	(170)	—
Additional investments in joint venture	(79)	—	—
Net cash (used in) investing activities	(2,399)	(3,728)	(4,311)
Cash flows from financing activities
Proceeds from employee stock plans	2,175	2,450	3,927
Proceeds from exercise of options	855	—	—
Taxes paid related to net share settlement of equity awards	(343)	(207)	—
Convertible senior notes exchange and issued, net of issuance costs	(142)	—	—
Paydown and Repayment of Prior Term Loan and Prior Revolving Credit Facility, net	(115,924)	—	—
Proceeds from New debt, net of costs	103,654	24,716	19,968
Borrowings (repayments) under the New Revolving Credit Facility, net	(5,000)	(263)	4,578
Stock repurchase	(14,080)	—	—
Net cash provided by (used in) financing activities	(28,805)	26,696	28,473
Effect of exchange rate changes on cash, cash equivalents and restricted cash	982	234	124
Net increase (decrease) in cash, cash equivalents and restricted cash	8,290	21,733	(5,355)
Cash, cash equivalents and restricted cash at beginning of period	109,911	88,178	93,533
Cash, cash equivalents and restricted cash at end of period	$118,201	$109,911	$88,178
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,873	$2,806	$2,191
Cash paid for interest	$11,892	$12,332	$9,761
Supplemental non-cash disclosure:
Non-cash effect of pension settlement accounting	$—	$178	$—
Prior convertible note exchanged	$(82,135)	$—	$—
New convertible note exchanged	$97,148	$—	$—
Unpaid purchase of property and equipment at end of year	$555	$226	$235
Transfers from inventory to property and equipment	$564	$2,594	$1,170
Equity method investment, in exchange for non-cash contributions of assets to China Joint Venture (including gain of $12,964)	$—	$15,925	$—

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

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”) and has resulted in a worldwide pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the effects of and response to the pandemic are rapidly evolving and new information is regularly coming to light. The Company's customers are diverting resources to treat COVID-19 patients and deferring non-urgent and elective procedures, both of which are likely to impact customers' ability to meet their other financial obligations, including to the Company. Some customers, which include hospitals, major academic medical centers, and other related entities, have incurred significant losses during the COVID-19 pandemic due to reduced patient volume. Furthermore, a global economic slowdown due to disruptions caused by the COVID-19 pandemic may result in an incremental adverse impact on revenue, net income and cash flow and may require significant additional expenditures or cost-cutting to mitigate such impacts. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The Company’s financial results have also been affected by the COVID-19 pandemic in various ways. The COVID-19 pandemic is adversely impacting the pace at which the Company’s backlog converts to revenue in the near-term. This is primarily the result of delays in the timing of deliveries and installations in fiscal 2020 and 2021 caused by the COVID-19 pandemic. The Company expects that such delays in deliveries and installations may continue through the end of fiscal 2022, which could have a negative impact on revenue during such period. The Company has experienced disruptions in its sales and revenue cycle as well as delays in customer payments, delays in planned installations and service agreements as a result of the effect of the COVID-19 pandemic on the Company’s customers as well as restrictions imposed on travel.

The Company also received requests from a few customers to extend payment terms or temporarily suspend service and corresponding payment obligations. While the Company has only received a small number of requests thus far, there can be no guarantee that more customers will not ask for the same in the future. As a result, the Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on our financial condition and results of operations. There remain uncertainties around the spread of COVID-19, how long the pandemic will last and the timing and extent of an economic recovery, and as a result, the related financial impact cannot be reasonably estimated at this time, although the impacts are expected to continue and may significantly affect the Company’s business.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic. Based on the Company’s cash and cash equivalents balance, available debt facilities, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months. However, the Company is unable to predict with certainty the impact of the COVID-19 pandemic on its ability to maintain compliance with the debt covenants contained in the credit agreement related to its New Credit Facility (as such terms are defined in Note 10 below), including financial covenants regarding the consolidated fixed charge coverage ratio and consolidated senior net leverage ratio. The Company was in compliance with such covenants at June 30, 2021. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments to the credit agreement in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If the Company is unable to obtain necessary waivers or amendment and the debt under such credit facility is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of the COVID-19 pandemic. Key estimates and assumptions made by the Company relate to revenue recognition and the assessment of stand-alone selling price (“SSP”), assessment of recoverability of goodwill and intangible assets, valuation of our equity method investment in the JV, valuation of inventories, share based compensation expense, convertible notes, income taxes, allowance for doubtful accounts and loss contingencies. Actual results could differ materially from those estimates.

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

The Company had one customer that represented 10% or more of total net revenue for the year ended June 30, 2021 and no customer that represented 10% or more of total net revenue for the years end June 30, 2020 and 2019. The Company had two customers as of June 30, 2021 and one customer as of June 30, 2020, respectively that each accounted for more than 10% of accounts receivable, net.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for credit losses once collection efforts are unsuccessful. Historically, such losses have been within management’s expectations.

Single‑source suppliers presently provide the Company with several components. In most cases, if a supplier was unable to deliver these components, the Company believes that it would be able to find other sources for these components subject to any regulatory qualifications, if required.

Restricted Cash

Restricted cash primarily consists of cash that is temporarily held in bank accounts which are under the control of the lender to the New Credit Facility, certificates of deposit held as guarantees in connection with customer contracts and corporate leases as well as funds held as guarantees for Value‑Added Tax (VAT) obligations in a foreign jurisdiction.

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

The Company’s revenue is primarily derived from sales of CyberKnife and TomoTherapy platforms and services, which include post-contract customer support (“PCS”), installation services, training and other professional services.

The majority of the Company's revenue arrangements consist of multiple performance obligations, which can include system, upgrades, installation, training, services, construction, and consumables. For bundled arrangements, the Company accounts for individual products and services separately if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

The Company’s products are generally sold without a right of return, and the Company’s contracts generally provide a fixed transaction price. The Company may offer incentives in the form of discounts, including volume system discounts, which are included in the contract and used to calculate the final fixed price of the arrangement. These discounts may pertain to all performance obligations in a specific contract or may be allocated to a specific performance obligation. The Company estimates a financing component in transactions with payment terms extending beyond one year. This financing component is recognized as interest income over time. The Company applies the practical expedient to not adjust for a significant financing component if the gap between payment and delivery was expected, at the contract inception, to be less than one year.

The Company offers customers the opportunity to trade in their older systems for credit towards the purchase of a new system. The Company generally does not provide specific trade-in prices or upgrade rights at the time of purchase of the original system. Trade-in or upgrade transactions are based on the then fair value of the system and are separately negotiated taking into consideration circumstances existing at the time of the trade-in or upgrade. Accordingly, trade-ins and upgrades are not considered separate performance obligations in system sales agreements. When systems are traded in, historically, the Company was able to recondition (re-new) the traded-in systems and resell them. In such transactions, the Company would estimate the stand-alone selling price of the traded-in system and include such amount as additional transaction price in the new bundled system sale. In fiscal year 2020, however, demand for reconditioned systems has decreased, and no fair value has been assigned to any of the systems that were traded-in during fiscal year 2021. These trade-in systems may be used for spare parts harvesting in certain cases. Such spare parts generally require reconditioning.

The SSP of performance obligations is determined based on observable prices at which the Company separately sells the products and services. If the SSP is not directly observable, then the Company will estimate the SSP considering market conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available. The SSP is generally assessed as a percentage of the list price. The contract consideration allocation is based on the SSP at contract inception. The consideration (net of any discounts) is allocated among separate products and services in a bundle based on their relative SSPs. For contract modifications that add additional goods or services or change pricing, the most recent SSP is used for reallocation to the remaining performance obligations.

The Company recognizes revenue for certain performance obligations at the point in time when control is transferred, such as delivery of products and upgrades. Service revenue is recognized over the term of the service period as the customer benefits from the services throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed. Service contracts recognized over time comprise a single stand-ready performance obligation satisfied over time as our customers simultaneously receive and consume benefits from the Company's performance. This performance obligation constitutes a series of services that are substantially the same and provided over time using the same measure of progress. Service contract revenue is recognized over the term of the service period as the customer benefits from the services throughout the service period. Revenues derived from these arrangements are recognized over time using an output method based upon the passage of time as this provides a faithful depiction of the pattern of transfer of control.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer when the Company expects to generate future economic benefits from the related revenue-generating contracts. The Company capitalizes incremental contract acquisition costs, and amortizes such costs over a five year period, the period which the Company expects to benefit, based on historical service renewal rates, and expectations of future customer renewals. Most of the Company’s contract costs are associated with its internal sales force compensation program and a portion of its employee bonus program. The Company capitalizes and amortizes the incremental costs of obtaining a contract, primarily related to certain bonuses and sales commissions. The capitalized bonuses and sales commissions are amortized over a period of five years commencing upon the initial transfer of control of the system to the customer. The pattern of amortization is commensurate with the pattern of transfer of control of the performance obligations to the customer. The amortization of these contract assets is included in cost of sales, research and development, sales and marketing, and general and administrative expenses based on department headcount allocations in the consolidated statements of operations. The Company elected to use the practical expedient and expense as incurred commissions related to service renewals and upgrades because the amortization period would be less than a year.

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

Goodwill and Purchased Intangible Assets

Goodwill is not amortized, but is evaluated for impairment on an annual basis and when impairment indicators are present. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. The Company estimates the fair value of the reporting unit based on the Company’s closing stock price on the trading day closest to the annual review date multiplied by the outstanding shares on that date. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the estimated fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. The Company adopted the new accounting guidance that simplifies the testing for goodwill impairment in the first quarter of fiscal 2019. There was no impairment of goodwill identified in the fiscal years ended June 30, 2021, 2020 and 2019.

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

Advertising Expenses

The Company expenses the costs of advertising and promoting its products and services as incurred. Advertising expenses were approximately $0.2 million, $0.2 million and $0.5 million for the years ended June 30, 2021, 2020 and 2019, respectively, and are included in selling and marketing expense in the consolidated statements of operations.

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

The Company measures and recognizes compensation expense for all stock‑based awards based on the awards’ fair value. Share‑based compensation for RSUs and PSUs is measured based on the value of the Company’s common stock on the grant date. The Company uses the Monte Carlo simulation model to estimate the grant date fair value of MSUs. Share‑based compensation for employee stock options and ESPP awards are measured on the date of grant using a Black‑Scholes option pricing model.

Awards vest either on a vesting schedule or in a lump sum. The Company determines the fair value of each award as a single award and recognizes the expense on a straight‑line basis over the service period of the award, which is generally the vesting period. Stock options expire ten years from the date of grant.

Share‑based compensation expense for stock options, RSUs, PSUs and the ESPP awards is based on awards ultimately expected to vest, and the expense is recorded net of estimated forfeitures. With respect to Performance Stock Units that are based on our corporate financial performance targets, or PSUs, the number of PSUs that will ultimately be awarded is contingent on the Company’s actual level of achievement compared to the corporate financial target performance targets. The Company recognizes expense for MSUs net of estimated forfeitures and does not adjust the expense for subsequent changes in the expected outcome of the market‑based vesting conditions.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share attributable to stockholders follows (in thousands):

	Years Ended June 30,
	2021	2020	2019
Numerator:
Net income (loss) used to compute basic and diluted loss per share	$(6,311)	$3,827	$(16,430)
Denominator:
Weighted average shares used to compute basic income (loss) per share	92,031	89,874	87,465
Weighted average shares used to compute diluted income (loss) per share	92,031	90,623	87,465

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, the vesting of Restricted Stock Units (RSU), Market Stock Units (MSU) and Performance Stock Units (PSU), and the purchase of shares under the Employee Stock Purchase Program (ESPP), as determined under the treasury stock method, are excluded from the computation of diluted net income (loss) per share when their effect would have been anti‑dilutive. Additionally, the outstanding 3.75% Convertible Notes due July 2022 (the “3.75% Convertible Notes due 2022”) and the 3.75% Convertible Notes due June 2026 (the “3.75% Convertible Notes due 2026” and together with the 3.75% Convertible Notes due 2022, the “Notes”) are included in the calculation of diluted net income per share only if their inclusion is dilutive for periods during which the notes were outstanding.

The following table sets forth all potentially dilutive securities excluded from the computation in the table above when their effect would have been anti‑dilutive (in thousands):

	As of June 30,
	2021	2020	2019
Stock options	7,030	5,956	5,220
RSUs, PSUs and MSUs	3,198	3,761	3,725
	10,228	9,717	8,945

Outstanding Convertible Notes—Diluted Share Impact

Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2022 and 3.75% Convertible Notes due 2026 outstanding as of June 30, 2021, totaling approximately 0.5 million shares and 17.1 million shares of the Company’s common stock, respectively, as of June 30, 2021, the effect of adding the shares were antidilutive and were not included in the basic and diluted net loss per common share table above. The shares of common stock issuable upon conversion of the outstanding principal amount of the 3.75% Convertible Notes due 2022 outstanding as of June 30, 2020 and 2019, totaled approximately 14.9 million shares of the Company’s common stock and the effect of adding the shares were antidilutive and were not included in the basic and diluted net income (loss) per common share table above.

Leases

On July 1, 2019, the Company adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) to replace the existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized consistent with previous accounting guidance. The Company adopted ASC 842 utilizing the current-period adjustment method, which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease obligation, current, and lease obligation, long-term in the consolidated balance sheet. Right-of-use asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statements of operations. The Company determines the lease term by agreement with lessor, including lease renewal and extension. As the leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Equity Method Investment

In 2020, the Company adopted a new accounting policy related to equity method investments in connection with its equity investment in CNNC Accuray (Tianjin) Medical Technology Co. Ltd., the Company’s joint venture in China (the “JV”). The equity method investment that the Company holds in the JV for which the Company has the ability to exercise significant influence over the JV but lacks a controlling financial interest in the investee. The equity method investment is measured at cost and adjusted for impairment, if any, for the Company’s share of the investee's income or loss and intra-entity profits. The Company recognizes its proportionate share of income or loss from the JV on a one-quarter lag due to the timing of the availability of the JV’s financial records. Profit earned by the Company from the JV is eliminated through cost of goods sold until it is realized; such profits would generally be considered realized when the inventory has been sold through to third parties.

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

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company anticipates that except for $0.02 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) consist of net income (loss), changes in foreign currency exchange rate translation and net changes related to a defined benefit pension plan. The changes in foreign currency exchange rate translation and net changes related to the defined benefit pension plan are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period, whereas revenues and expenses are translated at average exchange rates in effect during the period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders’ equity.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) to clarify revenue accounting for collaborative arrangements entered into with customers. The Company adopted this standard effective July 1, 2020. The adoption of this standard had no impact on our consolidated financial statements and disclosure.

Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes and reduce the cost of accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning July 1, 2021 with early adoption permitted. The Company is evaluating the impact of ASU 2019-12, but does not expect adopting this new accounting guidance will have a material impact on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect a material impact on the Consolidated Financial Statements upon the adoption of ASU 2020-01, which is effective for the Company in its fiscal year and interim periods beginning on July 1, 2021.

In March 2020, the FASB issued an update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company’s New Term Loan Facility and New Revolving Credit Facility applies Eurodollar rate LIBOR to the variable component of the interest rate, if a Benchmark transition event, or an early opt-in election, as applicable occurred a transition to the use of the Secured Overnight Financing Rate ("SOFR") to replace such rate. The Company is currently evaluating the impact of the guidance and our options related to the practical expedients.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).  ASU 2020-06 simplifies the accounting for convertible instruments, the accounting for contracts in an entity’s own equity, and the related earnings per share calculations. The new standard is effective for fiscal years beginning after December 15, 2021; however, the Company currently plans to early adopt this guidance on July 1, 2021 using the modified retrospective method, which will result in a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. Prior period financial statements will not be restated upon adoption.

Upon adoption of ASU 2020-06, the Company expects the following significant accounting changes:

i.

Elimination of the cash conversion model.  Under current GAAP, instruments that may be partially settled in cash are in the scope of the “cash conversion” model, which requires the conversion feature to be separately reported in equity. Under ASU 2020-06, the Company will no longer be required to separately record the conversion feature in equity and instead will account for the convertible instrument as a single unit of debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity under current GAAP will be reclassified to debt and amortized as interest expense. The Company has a full valuation allowance against its net US deferred tax assets and as such there is no associated net deferred tax liability on the Company’s consolidated financial statements.

ii.

Use of the “if-converted” method for calculating diluted earnings per share.  Under current GAAP, the Company utilizes the “treasury stock” method for computing the diluted earnings per share impact of its convertible senior notes, as its current intention is to settle the principal amount of the Notes with cash.  Under the treasury stock method, only the excess of the average stock price of the Company’s common stock for the reporting period over the conversion price is utilized in determining the impact to the diluted earnings per share denominator. Under ASU 2020-06, the Company may no longer rebut the presumption of share settlement for its convertible instrument and therefore may no longer utilize the treasury stock method. Instead, the Company will be required to use the if-converted method, which requires all underlying shares be included in the denominator regardless of the average stock price for the reporting period, in addition to adding back to the numerator the related interest expense from the stated coupon and the amortization of issuance costs, if dilutive.

The Company currently estimates the adoption of ASU 2020-06 will impact the opening consolidated balance sheet as follows (in thousands):

Consolidated Balance Sheet	June 30, 2021	Effect of Adoption ASU 2020-06	July 1, 2021 As Adjusted
Convertible senior notes, net	75,100	24,784	99,884
Additional paid-in-capital	554,680	(25,634)	529,046
Accumulated deficit	(488,024)	850	(487,174)

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

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

Note 3. Revenue

Contract Balances

The timing of revenue recognition, billings, and cash collections results in trade receivables, unbilled receivables, and deferred revenues on the consolidated balance sheets. The Company may offer longer or extended payments of more than one year for qualified customers in some circumstances. At times, revenue recognition occurs before the billing, resulting in an unbilled receivable, which represents a contract asset. The contract asset is a component of accounts receivable and other assets for the current and non-current portions, respectively.

When the Company receives advances or deposits from customers before revenue is recognized, this results in a contract liability. It can take up to two and half years from the time of order to revenue recognition due to the Company’s long sales cycle.

Changes in the contract assets and contract liabilities are as follows:

	June 30, 2021	June 30, 2020	Change
(Dollars in thousands)	Amount	Amount	$	%
Assets:
Unbilled accounts receivable – current (1)	$12,354	$11,739	615	5
Interest receivable – current (2)	512	493	19	4
Long-term accounts receivable (3)	4,970	3,810	1,160	30
Interest receivable – non-current (3)	1,083	1,342	(259)	(19)
Liabilities:
Customer advances	24,937	22,571	2,366	10
Deferred revenue – current	81,660	83,207	(1,547)	(2)
Deferred revenue – non-current	23,685	24,125	(440)	(2)

(1)	Included in accounts receivable on consolidated balance sheets
(2)	Included in prepaid expenses and other current assets on consolidated balance sheets
(3)	Included in other assets on consolidated balance sheets

During the years ended June 30, 2021 and June 30, 2020, the Company recognized revenues of $107.3 million and $87.7 million, respectively, which were included in the deferred revenue balances at June 30, 2020 and June 30, 2019, respectively.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue from open contracts for which performance has already started and the transaction price from executed non-cancelable contracts for which performance has not yet started. Service contracts in general are considered month-to-month contracts.

As of June 30, 2021, total remaining performance obligations amounted to $1,085.7 million. Of this total amount, $76.3 million related to long-term warranty and service, such as non-cancellable post contract services and system warranty, which is expected to be recognized over the remaining service period and warranty period for systems that have been delivered, respectively.

The following table represents the Company's remaining performance obligations related to long-term warranty and non-cancellable post contract services as of June 30, 2021 and the estimated revenue expected to be recognized (the time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products). The Company has elected the practical expedient to not disclose the unsatisfied performance obligations for contracts with an original expected duration of one year or less:

	Fiscal years of revenue recognition
(Dollars in thousands)	2022	2023	2024	Thereafter
Long-term warranty and service	$33,479	$23,042	$10,135	$9,665

For the remaining $1,009.4 million of performance obligations, the Company estimates 20% to 27% will be recognized in the next 12 months, and the remaining portion will be recognized thereafter. The Company’s historical experience indicates that some of its customers will cancel or renegotiate contracts as economic conditions change or when product offerings change during the long sales cycle. Based on historical experience, approximately 26% of the Company’s $1,009.4 million open contracts may never result in revenue due to cancellation.

Capitalized Contract Costs

As of June 30, 2021 and 2020, the balance of capitalized costs to obtain a contract was $8.9 million and $7.9 million, respectively. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and other assets with respect to the current and non-current portions of capitalized costs, respectively, on the consolidated balance sheets. The Company incurred a $0.6 million and $1.2 million impairment loss for the years ended June 30, 2021 and 2020, respectively. During the years ended June 30, 2021 and 2020 the Company recognized $2.8 million and $1.9 million, respectively, in expense related to the amortization of the capitalized contract costs.

Note 4. Supplemental Financial Information

Consolidated Balance Sheet

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2021	June 30, 2020
Accounts receivable	$74,054	$80,128
Unbilled fees and services	12,354	11,739
	86,408	91,867
Less: Allowance for credit losses	(1,048)	(1,268)
Accounts receivable, net	$85,360	$90,599

The Company received payment or had credits of $0.8 million, added $0.7 million and wrote off $0.2 million from the allowance for credit losses in fiscal 2021. The Company received payment or had credits of $0.4 million, added $1.2 million and wrote off $0.1 million from the allowance for credit losses in fiscal 2020.

Financing receivables

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, totaled $3.4 million and $3.8 million at June 30, 2021 and 2020, respectively, and are included in Other Assets in the consolidated balance sheets. The Company evaluates the credit quality of a customer at contract inception and monitors credit quality over the term of the underlying transactions. The Company performs a credit analysis for all new customers and reviews payment history, current order backlog, financial performance of the customers and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the contract term and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits. The Company classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near‑term risk of non‑payment. The Company performed an assessment of the allowance for credit losses related to its financing receivables. Based upon such assessment, the Company recorded adjustments of $3.4 million and $0.8 million to the allowance for credit losses related to such financing receivables during the years ended June 30, 2021 and 2020, respectively.

A summary of the Company’s financing receivables is presented as follows (in thousands):

	June 30, 2021	June 30, 2020
Financing receivable	$7,102	$11,245
Allowance for credit losses	(943)	(4,369)
Total, net	$6,159	$6,876
Reported as:
Current	$2,772	$3,084
Non-current	3,387	3,792
Total, net	$6,159	$6,876

The Company added $0.2 million and wrote off $3.6 million from the allowance for credit losses in fiscal year 2021. The Company added $0.8 million in fiscal year 2020.

Actual cash collections may differ from the contracted maturities due to early customer buyouts, refinancing, or defaults.

Inventories, net

Inventories consisted of the following (in thousands):

	June 30, 2021	June 30, 2020
Raw materials	$45,301	$48,037
Work-in-process	22,014	17,798
Finished goods	58,614	68,539
Inventories, net	$125,929	$134,374

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2021	June 30, 2020
Furniture and fixtures	$1,636	$1,961
Computer and office equipment	8,972	10,896
Software	7,477	11,606
Leasehold improvements	26,102	26,206
Machinery and equipment	45,265	48,830
Construction in progress	1,055	623
	90,507	100,122
Less: Accumulated depreciation	(78,175)	(84,773)
Property and equipment, net	$12,332	$15,349

Depreciation and amortization expense related to property and equipment for the years ended June 30, 2021, 2020 and 2019 was $6.2 million, $7.3 million and $8.1 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign Currency Items	Change in Defined Pension Benefit Obligation	Total
Balance at June 30, 2019	$990	$(1,000)	$(10)
Other comprehensive loss	(238)	(236)	(474)
Balance at June 30, 2020	$752	$(1,236)	$(484)
Other comprehensive loss	1,705	872	2,577
Balance at June 30, 2021	$2,457	$(364)	$2,093

Consolidated Statements of Operations

Other expense, net consisted of the following (in thousands):

	Years Ended June 30,
(in thousands)	2021	2020	2019
Interest expense	$(16,893)	$(18,080)	(15,084)
Foreign currency transaction loss	(1,953)	(2,343)	(665)
Gain on contribution to joint venture	—	12,964	—
Loss on Debt Extinguishment	(9,948)	—	—
Other expense, net	1,128	759	822
Total other expense, net	$(27,666)	$(6,700)	$(14,927)

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

The Company has operating leases for corporate offices and warehouse facilities worldwide. Additionally, the Company leases cars, copy machines and laptops through various operating leases. For some leases the Company has entered into non-cancelable operating lease agreements with various expiration dates through June 2026. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

Operating lease costs for the twelve months ended June 30, 2021 and 2020 were $9.1 million and $9.5 million, respectively, not including short-term operating lease costs for the twelve months ended June 30, 2021 and 2020 of $0.2 million and $0.5 million, respectively.

For the twelve months ended June 30, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was approximately $9.7 million and $9.5 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $1.1 million and $5.2 million, respectively for the years ended June 30, 2021 and 2020.

Operating lease right-of-use assets and operating lease obligation are represented in the table below (in thousands):

	June 30, 2021	June 30, 2020
Beginning balance operating lease right-of-use asset (1)	$28,647	$30,578
Lease asset added	1,069	5,244
Amortization for the year	(7,194)	(7,175)
Ending balance operating lease right-of-use asset	$22,522	$28,647

Beginning balance operating lease obligation (1)	$32,397	$34,465
Lease liability added	1,069	5,244
Repayment and interest accretion	(7,857)	(7,312)
Ending balance operating lease obligation	$25,609	$32,397

Current portion of operating lease obligation	$8,169	$8,224
Noncurrent portion of operating lease obligation	$17,441	$24,173
(1)	June 30, 2020 beginning balance represents ASU 842 date of adoption as of July 1, 2019.

Maturities of operating lease liabilities as of June 30, 2021 are presented in the table below (in thousands):

-

Year Ending June 30,	Amount
2022	$9,564
2023	8,906
2024	6,148
2025	3,163
2026	5
Total operating lease payments	27,786
Less: imputed interest	(2,177)
Present value of operating lease liabilities	$25,609

The weighted average remaining lease term for the Company’s operating leases was 3.09 years and the weighted average discount rate was 5.39% as of June 30, 2021.

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

Goodwill as of June 30, 2021 and 2020 and changes in the carrying amount of goodwill for the respective periods are as follows (in thousands):

	As of June 30,
	2021	2020
Balance at the beginning of the period	$57,717	$57,770
Currency translation adjustment	243	(53)
Balance at the end of the period	$57,960	$57,717

In fiscal year 2021, the Company performed its annual goodwill impairment test and determined that there was no impairment to goodwill. The Company will continue to monitor its recorded goodwill for indicators of impairment.

Purchased Intangible Assets

The Company’s intangible assets associated with purchased patent license are as follows (in thousands):

		As of June 30, 2021			As of June 30, 2020
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)
Patent license	2 - 7	$1,170	$(735)	$435	$1,170	$(507)	$663

During fiscal year 2017, the Company purchased a patent license with a useful life of seven years. During the fiscal year 2020 the Company purchased a patent license for $170 thousand with a useful life of two years. The Company did not identify any triggering events that would indicate potential impairment of its definite‑lived intangible and long‑lived assets as of June 30, 2021 and 2020.

Amortization expense related to purchased intangible assets was $0.2 million, $0.2 million and $0.1 million for the years ended June 30, 2021, 2020 and 2019, respectively.

The estimated future amortization expense of purchased intangible assets as of June 30, 2021 is as follows (in thousands):

Year Ending June 30,	Amount
2022	$185
2023	143
2024	107
2025	—
$435

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

The Company enters into forward currency exchange contracts to hedge its overseas operating expenses and other liabilities when deemed appropriate. As of June 30, 2021 and 2020, the Company had the following outstanding forward currency exchange contracts (in notional amount):

	As of June 30,
(In thousands and U.S. dollars)	2021	2020
Canadian Dollar	$527	$—
Swiss Franc	8,891	—
Chinese Yuan	1,927	—
Euro	19,037	—
British Pound	3,191	—
Indian Rupee	7,825	—
Japanese Yen	12,803	—
	$54,201	$—

The Company entered into the foreign exchange forward contract on June 30, 2021 and there was no impact on balance sheet.

The following table shows the effect of forward contracts not designated as hedging instruments and foreign currency transactions gains and losses, which were included in “Other expense, net” on the consolidated statements of operations in fiscal years (in thousands):

	Years ended June 30,
	2021	2020	2019
Foreign currency exchange gain (loss) on forward contracts	$(2,349)	$744	$17
Foreign currency transactions gain (loss)	396	(3,087)	(682)

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

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

At June 30, 2021 the Company had open currency forward contracts to purchase or sell foreign currencies with a stated, or notional, value of approximately $54.2 million. The fair value of the underlying currency based upon the June 30, 2021 exchange rate was approximately $54.2 million, which it considers to be a Level 2 fair value measurement.

The Company’s debt is measured on a non-recurring basis using Level 2 inputs based upon observable inputs of the Company’s underlying stock price and the time value of the conversion option, since an observable quoted price of the Notes is not readily available.

The New Revolving Credit Facility and the New Term Loan Facility (collectively, the “New Credit Facilities”) are valued at market interest rates, which it considers to be a Level 2 fair value measurement. The Company believes that the carrying value of these financial instruments approximates its estimated fair value based on consideration of effective interest rates and available interest to the Company based on the recent debt transactions.

The following table summarizes the carrying value and estimated fair value of the New Credit Facilities and Notes (in thousands):

	June 30, 2021		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Convertible Notes Due 2022	$2,712	$3,164	$76,398	$65,272
3.75% Convertible Notes Due 2026	72,388	108,163	—	—
New Term Loan Facility	78,697	78,697	84,908	84,908
New Revolving Credit Facility	20,000	20,000	28,001	28,001
Total	$173,797	$210,024	$189,307	$178,181

Note 9. Commitments and Contingencies

Long‑term Debt Commitments

The Company is required to make semi‑annual interest payments on the 3.75% Convertible Notes due 2022 and 3.75% Convertible Notes due 2026, and monthly interest payments on the New Revolving Credit Facility and New Term Loan Facility. See Note 10, Debt, for details.

Future minimum long‑term principal and interest on the Notes and New Credit Facilities as of June 30, 2021 are as follows (in thousands):

Year Ending June 30,	Long-Term Debt (1)
2022	$11,424
2023	16,018
2024	12,944
2025	14,696
2026	181,712
Total	$236,794

(1)

These amounts represent principal and interest cash payments over the contractual life of the debt obligations, including anticipated interest payments that are not recorded on the Company’s consolidated balance sheet. Any conversion, premium, redemption or purchase of the Notes that would impact cash payments noted in the preceding table.

Purchase Commitments

The Company’s purchase commitments and obligations include all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which the Company has not received the goods or services and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allows the Company the option to cancel, reschedule, and adjust its requirements based on the Company’s business needs prior to the delivery of goods or performance of services, and hence, these purchase orders have not been included in the table above.

Indemnities and Commitments

The Company enters into standard indemnification agreements with its landlords and all superior mortgagees and their respective directors, officers’ agents, and employees in the ordinary course of business. Pursuant to these agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the landlords, in connection with any loss, accident, injury, or damage by any third‑party with respect to the leased facilities. The term of these indemnification agreements is from the commencement of the lease agreements until termination of the lease agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, historically the Company has not incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liability associated with its indemnification agreements as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2021.

Guarantees

As of June 30, 2021, the Company had various bank guarantees totaling approximately $1.2 million related to a bidding process with various customers. As of June 30, 2020, the Company had bank guarantees totaling approximately $1.0 million related to a bidding process with three customers.

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

The Company recorded royalty costs of $1.9 million, $2.5 million and $3.8 million for the years ended June 30, 2021, 2020 and 2019, respectively, which were recorded in cost of revenue or deferred cost of revenue. The

Company had approximately $2.3 million and $2.6 million accrued liabilities at June 30, 2021 and 2020, respectively, related to this agreement.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third‑party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has not recorded any liability associated with this indemnification, as it is not aware of any pending or threatened actions that represent probable losses as of June 30, 2021.

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

Note 10. Debt

3.75% Convertible Senior Notes due July 2022

In August 2017, the Company issued $85.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Notes due 2022”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. $53.0 million aggregate principal amount of the 3.75% Convertible Notes due 2022 were issued to certain holders of the Company’s then outstanding 3.50% Convertible Notes due 2018 and 3.50% Series A Convertible Notes due 2018 (together, the “Prior Existing Notes”) in exchange for approximately $47.0 million aggregate principal amount of the Prior Existing Notes and $32.0 million aggregate principal amount of the 3.75% Convertible Notes due 2022 were issued to certain other qualified new investors for cash. The net proceeds of the cash issuance were used to repurchase approximately $28.0 million of Prior Existing Notes.

Holders of the 3.75% Convertible Notes due 2022 may convert their notes at any time on or after April 15, 2022 until the close of the business day immediately preceding the maturity date. Prior to April 15, 2022, holders of the 3.75% Convertible Notes due 2022 may convert their notes only under certain circumstances.

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

Holders of the 3.75% Convertible Notes due 2022 who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes due 2022 may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes due 2022, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

In May 2021, the Company exchanged approximately $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022 for approximately $97.1 million aggregate principal amount of 3.75% Convertible Notes due 2026. As of June 30, 2021, $2.9 million aggregate principal amount of 3.75% Convertible Notes due 2022 was outstanding. The exchange was treated as extinguishment of debt. The Company recorded a loss on the extinguishment of debt of $4.3 million, primarily comprised of the write-off of deferred costs associated with the 3.75% Convertible Note due 2022 and the extinguishment of the equity component of $14.5 million recognized as reduction to additional paid in capital. The $14.5 million, which is the difference between the settlement consideration paid of $96.0 million and the fair value of the liability component of $81.5 million, represents the estimated fair value of the liability component based on the expected future cash flows associated with the aggregate principal amount of $82.1 million in 3.75% Convertible Notes due 2022.

3.75% Convertible Senior Notes due July 2026

In May 2021, the Company issued $100.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due 2026 (the “3.75% Convertible Notes due 2026”) under an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. $97.1 million aggregate principal amount of the 3.75% Convertible Notes due 2026 were issued to certain holders of the Company’s outstanding 3.75% Convertible Notes due 2022 in exchange for approximately $82.1 million aggregate principal amount of 3.75% Convertible Notes due 2022 and $2.9 million of 3.75% Convertible Notes due 2026 were issued to certain other qualified new investors for cash (such transactions the “Exchange and Subscription Transactions”).

Holders of the 3.75% Convertible Notes due 2026 may convert their notes at any time on or after March 6, 2026 until the close of the business day immediately preceding the maturity date. Prior to June 6, 2026, holders of the 3.75% Convertible Notes due 2026 may convert their notes only under certain circumstances.

Upon conversion, the Company will have the right to pay cash, or deliver shares of common stock of the Company or a combination thereof, at the Company’s election. The initial conversion rate is 170.5611 shares of the Company’s common stock per $1,000 principal amount (which represents an initial conversion price of approximately $5.86 per share of the Company’s common stock). The conversion rate, and thus the conversion price, is subject to adjustment as further described below.

Holders of the 3.75% Convertible Notes due 2026 who convert their notes in connection with a “make-whole fundamental change,” as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a “fundamental change,” as defined in the indenture, holders of the 3.75% Convertible Notes due 2026 may require the Company to purchase all or a portion of their note at a fundamental change repurchase price equal to 100% of the principal amount of the 3.75% Convertible Notes due 2026, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. As of June 30, 2021, $100.0 million aggregate principal amount of 3.75% Convertible Notes due 2026 was outstanding.

The aggregate principal amount of $100.0 million, including $2.9 million which were issued to new qualified investors for cash in the 3.75% Convertible Notes due 2026, was allocated between liability component of $74.1 million and equity component of $25.9 million recognized as addition paid in capital, reduced by $0.7 million of 3.75% Convertible Notes due 2026 issuance cost allocated to additional paid in capital.

Prior Revolving Credit Facility

On June 14, 2017, the Company entered into a credit and security agreement with a lender (the “Prior Credit Agreement”). The Prior Credit Agreement provided the Company with a revolving credit facility in the initial amount of $52.0 million (the “Prior Revolving Credit Facility”). Availability for borrowings under the Prior Revolving Credit Facility was subject to a borrowing base that was calculated as a function of the value of the Company’s eligible accounts receivable and eligible inventory, and the Company was required to maintain a minimum drawn balance of at least 30% of such availability. Interest on the borrowings under the Prior Revolving Credit Facility was payable monthly in arrears at an annual interest rate of reserve-adjusted, 90-day LIBOR plus 4.50% and had initial maturity date of June 14, 2021.

In December 2017, concurrently with the Prior Term Loan Agreement (as defined below), the Company entered into an amendment to the Credit Agreement (the “Prior Amendment” and, collectively with the Prior Credit Agreement, the “Amended Prior Credit Agreement”). The Prior Amendment reduced the maximum borrowings under the Prior Revolving Credit Facility to $32.0 million and extended the maturity date of the Prior Revolving Credit Facility to December 15, 2022.

In May 2019, the Company amended the Amended Prior Credit Agreement to, among other things, decrease the interest rate from 90-day LIBOR plus 4.50% to 90-day LIBOR plus 3.50% and extend the maturity date to May 30, 2024 and update the calculation of the deferred revolving loan origination fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on the consolidated balance sheet as of June 30, 2019. The Amended Prior Credit Agreement was further amended in August 2019 to, among other things, revise or add financial covenants, including the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. Other significant terms remained unchanged. The Company accounted for the amendment as a modification of existing debt and deferred an insignificant amount of offering costs on the consolidated balance sheet.

On May 6, 2021, the Company entered into an amendment to the Amended Prior Credit Agreement to amend the Prior Revolving Credit Facility to, among other things and subject to certain conditions, permit the Company to consummate the Exchange and Subscription Transactions and related agreements. On May 14, 2021, the initial borrowings under the New Credit Agreement (as defined below), plus available cash on hand, were used to repay all outstanding obligations and terminate all commitments under the Amended Prior Credit Agreement. The Prior Revolving Credit Facility was terminated on May 14, 2021. The Company incurred a loss on the extinguishment of debt as a result of repaying all amounts outstanding on the Prior Revolving Credit Facility. The loss on the extinguishment of debt of $1.4 million was primarily comprised of the write-off of deferred costs associated with the Prior Credit Facilities.

Prior Term Loan

In December 2017, the Company entered into a credit and security agreement with a lender (the “Prior Term Loan Agreement”). The Prior Term Loan Agreement provided for an initial term loan of $40.0 million with an additional tranche of $20.0 million undrawn and available through December 31, 2018, if specified conditions were met (the “Prior Term Loan”). In connection with the Prior Amendment, the Company used a portion of the net proceeds from the initial advance to repay a portion of the outstanding borrowings under the Prior Revolving Credit Facility. Interest on the Prior Term Loan was payable monthly in arrears at an annual interest rate of 6.75% plus 90-day LIBOR. The Prior Term Loan Agreement matures December 15, 2022 and, if prepaid, had fees equal to 3%, 2%, and 1% of the prepayment amount if such termination occurred within the first year, the second year, and the third year of funding, respectively. The term of the loan was 60 months with interest only for the first 24 months followed by straight-line amortization of principal for the remaining months. In addition, the Company paid an annual administrative fee of 0.25% and a final payment of 4.0% of the Prior Term Loan amount.

In December 2018, the Company drew an additional $5.0 million under the Prior Term Loan Agreement and in connection therewith entered into the second amendment to the Prior Term Loan Agreement (“Prior Amendment 2”) which, among other things, (i) extended the term loan tranche 2 commitment termination date for the remaining $15.0 million unfunded commitment from December 31, 2018 to June 30, 2019; (ii) provided that term loan tranche 2 may be drawn in two separate advances; and (iii) updated the calculation of the prepayment fee such that it is based on the amount of time elapsed from the effective date of Prior Amendment 2.

In May 2019, the Company amended the Prior Term Loan Agreement to, among other things, increase the loan tranche 2 commitment by $0.5 million, extend the maturity date to May 30, 2024, decrease the annual interest rate from 6.75% plus 90-day LIBOR to 5.50% plus 90-day LIBOR, and modify the calculation prepayment fee such that it is based on the amount of time elapsed from the effective date of the May 2019 amendment. The Company accounted for the amendment as a modification of existing debt and recorded approximately $1.5 million of debt discount costs associated with the amendment against long-term debt on the consolidated balance sheets as of June 30, 2019.

In August 2019, the Company amended the Prior Term Loan Agreement to, among other things, increase the loan commitment by $25 million in the form of a new tranche (“Tranche 3”), increase the annual interest rate from 5.50% plus 90-day LIBOR to 6.75% plus 90-day LIBOR, and revise or add financial covenants, including the fixed charge coverage ratio, minimum net revenue, minimum consolidated cash balance and minimum consolidated domestic cash balance tests. Other significant terms remain unchanged. The Company borrowed in full Tranche 3, or $25 million, on the date of the amendment. The Company accounted for the amendment as a modification of existing debt, at the same time, the Company recorded approximately $1.6 million of debt discount costs associated with the amendment against long-term debt.

On May 6, 2021, the Company entered into an amendment to the Prior Term Loan Agreement to amend the Prior Term Loan Facility to, among other things and subject to certain conditions, permit the Company to consummate the Exchange and Subscription Transactions and related agreements. On May 14, 2021, the initial borrowings under the New Credit Agreement (as defined below), plus available cash on hand, were used to repay all outstanding obligations and terminate all commitments under the Prior Term Loan Agreement. The Prior Term Loan Facility was terminated on May 14, 2021. The Company incurred a loss on the extinguishment of debt as a result of repaying all amounts outstanding on the Prior Term Loan Facility. The loss on the extinguishment of debt of $4.3 million was primarily comprised of the write-off of deferred costs associated with the Prior Credit Facilities.

New Credit Facilities

On May 6, 2021, the Company entered into a senior secured credit agreement (the “New Credit Agreement”) with Silicon Valley Bank, individually as a lender and agent (“Agent”), and the other lenders from time to time parties thereto (together with Silicon Valley Bank as a lender, the “Lenders”), which provides for a new five-year $80 million term loan (the “New Term Loan Facility”) and a $40 million revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). The initial borrowings under the New Credit Agreement, including $25 million under the New Revolving Credit Facility, were funded on May 14, 2021.

Interest on the borrowings under the New Credit Facilities is payable in arrears on the applicable interest payment date at an annual interest rate of reserve-adjusted, 90-day LIBOR (subject to a 0.50% floor) plus, initially, 3.00% and after the Agent receives copies of the consolidated financial statements of the Company for the fiscal quarter ending June 30, 2021: 3.25% if the Consolidated Senior Net Leverage Ratio (as defined in the New Credit Agreement) is greater than or equal to 3.00:1.00; 3.00% if the Consolidated Senior Net Leverage Ratio is greater than or equal to 2.00:1.00 but less than 3.00:1.00; 2.75% if the Consolidated Senior Net Leverage Ratio is greater than or equal to 1.00:1.00 but less than 2.00:1.00; and 2.50% if the Consolidated Senior Net Leverage Ratio is less than 1.00:1.00. The New Credit Agreement requires the Company to pay the Lenders an unused commitment fee equal to, initially, 0.35% per annum of the average unused portion of the New Revolving Credit Facility and after the Agent receives copies of the consolidated financial statements of the Company for the fiscal quarter ending June 30, 2021: 0.40% per annum of the average unused portion of the Revolving Credit Facility if the Consolidated Senior Net Leverage Ratio is greater than or equal to 3.00:1.00; 0.35% per annum of the average unused portion of the New Revolving Credit Facility if the Consolidated Senior Net Leverage Ratio is greater than or equal to 2.00:1.00 but less than 3.00:1.00; 0.30% per annum of the average unused portion of the New Revolving Credit Facility if the Consolidated Senior Net Leverage Ratio is greater than or equal to 1.00:1.00 but less than 2.00:1.00; and 0.25% per annum of the average unused portion of the New Revolving Credit Facility if the Consolidated Senior Net Leverage Ratio is less than 1.00:1.00. If all or a portion of the loans under the New Term Loan Facility are prepaid, then the Company will be required to pay a fee equal to 1% of the of the aggregate amount of the loans so prepaid, subject to certain exceptions.

The New Credit Agreement contains restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, the Company may not permit the Fixed Charge Coverage Ratio (as defined in the New Credit Agreement) to be less than a certain specified ratio for each fiscal quarter during the term of the New Credit Agreement or the Consolidated Senior Net Leverage Ratio to be greater than a certain specified ratio for each fiscal quarter during the term of the New Credit Agreement.

The New Credit Agreement also contains customary covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The New Credit Agreement contains customary representations and warranties and events of default.

As of June 30, 2021, $20.0 million of aggregate principal amount was outstanding under the New Revolving Credit Facility, $80 million aggregate principal amount was outstanding under the New Term Loan Facility and $1.3 million of associated unamortized debt costs.

The following table presents the carrying value of the New Credit Facilities and the Notes (in thousands):

	Revolving Credit Facility	3.75% Convertible Notes due 2022	3.75% Convertible Notes due 2026	Term Loan Facility	Total
Carrying amount of equity conversion component	$—	$134	$25,944	$—	$26,078
Principal amount	$20,000	$2,865	$100,000	$80,000	$202,865
Unamortized debt costs	—	(34)	(2,175)	(1,303)	(3,512)
Unamortized debt discount	—	(119)	(25,437)	—	(25,556)
Net carrying amount	$20,000	$2,712	$72,388	$78,697	$173,797
Reported as:
Short-term debt					$3,790
Long-term debt					170,007
Total debt					$173,797

A summary of interest expense on the New Credit Facilities and the Notes is as follows (in thousands):

	Year ended June 30,
	2021	2020	2019
Interest expense related to contractual interest coupon	$10,590	$12,373	$10,185
Interest expense related to amortization of debt discount	4,887	4,168	3,370
Interest expense related to amortization of debt issuance costs	1,356	1,350	1,529
Interest expense related to extinguishment of debt	9,948	—	—
Total	$26,781	$17,891	$15,084

Note 11. Shareholders’ Equity

At June 30, 2021, the Company had 10.2 million shares of common stock reserved for issuance under the stock incentive plans and the employee stock purchase plan.

Share Repurchase

On May 5, 2021, the Board of Directors authorized a repurchase of an aggregate amount of the Company common stock not to exceed $18 million. On May 7, 2021, the Company completed a repurchase of 3,108,369 shares of its common stock for an aggregate amount of $14.1 million. Repurchased shares are reclassified as authorized and issued shares of common stock. The Company’s common stock is reduced by an amount equal to the number of shares being repurchased multiplied by the par value of such shares. The excess amount that is repurchased over its par value is first allocated as a reduction to additional paid-in capital based on the initial public offering price of the Company’s common stock.

Note 12. Stock Incentive Plan and Employee Stock Purchase Plan

As of June 30, 2021, the Company had three outstanding stock incentive plans: the 2016 Equity Incentive Plan, or the 2016 Plan; the 2007 Incentive Award Plan, or the 2007 Plan; and the 1998 Stock Incentive Plan, or the 1998 Plan. The 2016 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, performance shares, performance units, and restricted stock units, or RSUs. The vesting of RSUs granted under the 2016 Plan are primarily service‑based (over the requisite service period) while the vesting of performance units granted under the 2016 Plan are primarily performance‑based, or PSUs, or market‑based, or MSUs. Only employees of the Company are eligible to receive incentive stock options. Non‑employees may be granted non‑qualified stock options.

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

As of June 30, 2021, the 2007 Plan and the 1998 Plan each continued to remain in effect; however, the Company can no longer grant equity awards under such plans.

The following table summarizes the share‑based compensation charges included in the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Years ended June 30,
	2021	2020	2019
Cost of revenue	$1,296	$1,244	$1,666
Research and development	1,348	1,457	1,773
Selling and marketing	1,457	1,159	2,081
General and administrative	5,231	4,292	5,081
Total	$9,332	$8,152	$10,601

The amount of capitalized share‑based compensation costs as components of inventory was insignificant at June 30, 2021, 2020 and 2019.

Stock Options

The fair value of each option is estimated at the date of grant using the Black‑Scholes option pricing formula with the following assumptions:

Years Ended June 30,
	2021	2020	2019
Risk–free interest rate	0.59% - 1.27%	1.14% - 1.53%	1.94% - 2.81%
Dividend yield	—%	—%	—%
Expected term	6.72 - 6.88	5.63 - 5.64	5.31 - 5.51
Expected volatility	54.7% - 55.6%	47.3% - 48.9%	47.0% - 47.1%

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

A summary of option activity under the Company’s incentive plan during the fiscal years is presented below (in thousands except per share and term amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balance at June 30, 2018	2,684	$5.26	6.16	$60
Options granted	3,359	4.09
Options exercised	(115)	4.26
Options forfeited/expired	(708)	5.51
Balance at June 30, 2019	5,220	4.50	7.97	$11
Options granted	2,305	2.64
Options exercised	—	—
Options forfeited/expired	(1,569)	4.36
Balance at June 30, 2020	5,956	3.82	8.04	$—
Options granted	1,526	4.48
Options exercised	(209)	4.09
Options forfeited/expired	(243)	4.40
Balance at June 30, 2021	7,030	3.93	7.66	$5,036
Vested or Expected to vest at June 30, 2021	6,455	3.94	7.55
Exercisable at June 30, 2021	3,417	$4.09	6.63	$2,359

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value (the difference between the fair value of the Company’s common stock on June 30, 2021 of $4.52 and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised on June 30, 2021). The total intrinsic value of options exercised in the years ended June 30, 2021, 2020 and 2019 was approximately $0.2 million, $0 million and $0.1 million, respectively.

During the years ended June 30, 2021, 2020 and 2019, the Company recognized $2.4 million, $2.0 million and $1.4 million, respectively, of share‑based compensation expense for stock options granted to employees.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid‑in capital. The benefits are recognized against income taxes. Realized excess tax benefits related to stock options exercises was zero for each of the years ended June 30, 2021, 2020 and 2019.

As of June 30, 2021, there was approximately $7.2 million of unrecognized compensation cost net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 2.57 years.

The following table summarizes information about outstanding and exercisable options at June 30, 2021 (in thousands, except years and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.60 – 2.60	1,729	8.34	$2.60	720	$2.60
$2.96 – 4.01	654	7.08	3.55	434	3.77
$4.10 – 4.10	2,393	7.42	4.10	1,546	4.10
$4.23 – 4.52	1,432	9.49	4.47	2	4.23
$4.64 – 7.7	822	4.18	5.62	715	5.75
Total Outstanding	7,030	7.66	3.93	3,417	$4.09

Restricted Stock

The following table summarizes the activity of RSUs, PSUs and MSUs (in thousands, except fair value per share):

Unvested Restricted Stock	Restricted Stock Units	Performance Stock Units	Market Stock Units	Total Number of Shares Underlying Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2018	3,700	63	1,397	5,160	$5.03
Granted	1,386	—	—	1,386	3.68
Vested	(1,481)	(10)	—	(1,491)	5.44
Cancelled/Forfeited	(521)	(53)	(756)	(1,330)	5.10
Unvested at June 30, 2019	3,084	—	641	3,725	4.34
Granted	2,009	419	—	2,428	2.74
Vested	(1,579)	—	—	(1,579)	4.62
Cancelled/Forfeited	(343)		(470)	(813)	3.96
Unvested at June 30, 2020	3,171	419	171	3,761	3.26
Granted	1,738	280	—	2,018	4.16
Vested	(1,452)	—	—	(1,452)	3.52
Cancelled/Forfeited	(539)	(419)	(171)	(1,129)	3.20
Unvested at June 30, 2021	2,918	280	-	3,198	$3.73

As of June 30, 2021, there was approximately $8.7 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted average period of 2.02 years.

Restricted Stock Units

The Company recognized $5.4 million, $4.9 million and $7.2 million of share‑based compensation expense, net of estimated forfeitures, related to RSUs during the years ended June 30, 2021, 2020 and 2019. The weighted average grant date fair value per share of RSUs was $4.16, $2.74 and $3.68 for the years ended June 30, 2021, 2020 and 2019, respectively. The aggregate fair market value of RSUs that vested during the year ended June 30, 2021 was $5.8  million.

Performance Stock Units

The Compensation Committee approved the grant of 280,000, 419,000 and zero PSUs to select employees of the Company in the years ended June 30, 2021, 2020 and 2019, respectively. Of these PSUs, 10,000 were vested in the year ended June 30, 2019 due to the achievement of the requisite performance targets. No PSUs vested in the years ended June 30, 2021 and June 30, 2020. During the years ended June 30, 2021, 2020 and 2019, 419,000, zero and 53,000 PSUs were cancelled, respectively.

The Company recognized $0 expense or benefit and an expense of $0.1 million, of share‑based compensation expense, net of estimated forfeitures, related to PSUs during the years ended June 30, 2021, 2020, and 2019, respectively.

Market Stock Units

The Compensation Committee approved the performance equity program, referred to as the market stock unit program, or MSU program, in October 2012. The Company’s MSU Program uses the Russell 2000 index as a performance benchmark and requires that the Company’s total stockholder return match or exceed that of the Russell 2000. Based on a sliding scale of how much the Company’s total stockholder return outperforms the Russell 2000 benchmark, the participating executives can earn up to a maximum of 150% of the target number of shares over two measurement periods. The Company uses a Monte Carlo simulation to calculate the fair value of the award on the grant date. The Compensation Committee approved the grant of 0.6 million MSUs to select employees of the Company in the year ended June 30, 2019 and none were granted for the years ended June 30, 2021 and 2020. Of these MSUs, no shares vested in the years ending June 30, 2021, 2020 and 2019, respectively, due to the non-achievement of the requisite performance target against the Russell 2000 index while 0.2 million, 0.5 million and 0.8 million MSUs were cancelled in the years ended June 30, 2021, 2020 and 2019, respectively.

The Company recognized $0.1 million, $0.2 million and $1.0 million of share‑based compensation expense, net of estimated forfeitures, related to MSUs during the years ended June 30, 2021, 2020 and 2019, respectively. There were no MSUs granted during the years ended June 30, 2021, 2020 and 2019. As of June 30, 2021, there was no unrecognized compensation cost related to MSUs.

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

The Company estimates the fair value of ESPP shares at the date of grant using the Black‑Scholes option pricing model. The weighted average assumptions were as follows:

Years Ended June 30,
	2021	2020	2019
Risk–free interest rate	0.04% - 0.1%	0.17% - 1.60%	2.11% - 2.72%
Dividend yield	—%	—%	—%
Expected term	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	36.10% - 65.58%	45.46% - 75.21%	30.9% - 60.0%

The risk‑free rate for the expected term of the ESPP option was based on the U.S. Treasury Constant Maturity rate for each offering period; expected volatility was based on the historical volatility of the Company’s common stock; and the expected term was based upon the offering period of the ESPP. For the years ended June 30, 2021, 2020 and 2019, the Company recognized $1.4 million, $1.1 million and $1.1 million, respectively, of compensation expense related to its ESPP.

The Company issued 1.2 million, 1.1 million and 0.9 million shares under the ESPP during fiscal 2021, 2020 and 2019, respectively, at a weighted average price per share of $1.9, $2.16 and $3.31, respectively. As of June 30, 2021, total unrecognized compensation cost related to the ESPP plan was $0.7 million, which the Company expects to recognize over a weighted average period of 0.5 years.

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

In exchange for the 49% equity interest in the JV, the Company, through Accuray Asia, made in-kind capital contributions consisting of two full radiation oncology systems from the Company’s inventory in the quarter ended December 31, 2019. The investment is reported as an Investment in joint venture on the Company’s consolidated balance sheets. The Company recognized a gain of $13.0 million related to the value of the capital contribution to the JV. This gain was recorded as non-operating, other income in the year ended June 30, 2020.

The Company applies the equity method of accounting to its ownership interest in the JV as the Company has the ability to exercise significant influence over the JV but lacks controlling financial interest and is not the primary beneficiary. The Company recognizes the 49% proportionate share of the JV income or loss on a one-quarter lag due to the timing of the availability of the JV’s financial records The Company recognizes revenue on sales to the JV in the current period, eliminating a portion of profit to the extent goods sold have not been sold through by the JV to an end customer at the end of such reporting period. The Company deferred $2.1 million and $1.8 million of intra-entity profit margin as of June 30, 2021 and June 30, 2020, respectively. During the year ended June 30, 2021, the Company recognized $1.8 million of previously deferred intra-entity profit margin from sales and recorded intra-entity profit margin deferral of $2.1 million from sales executed during the period. The Company’s consolidated accumulated deficit includes $0.9 million of accumulated income related to the Company’s equity method investment.

As of June 30, 2021, the Company had a carrying value of $15.9 million in the JV and owned a 49% interest in the entity. The Company’s proportional share of the underlying equity in net assets of the JV was approximately $13.7 million. The difference of $2.2 million increased by $2.1 million eliminated intra-entity profit constitutes equity method goodwill of $4.4 million at June 30, 2021 including $0.1 million impact of foreign currency exchange and is subject to impairment analysis. No impairment was identified as of June 30, 2021.

Summarized financial information of the JV is based one-quarter lag due to the timing of the availability of the JV’s financial records is as follows (in thousands):

	Twelve Months Ended March 31, 2021	Six Months Ended March 31, 2020
Statement of Operations Data:
Revenue	$33,054	$13,764
Gross Profit	$10,578	$2,960
Net income (loss)	$1,785	$(306)
Net income (loss) attributable to the Company	$872	$(149)

	As of March 31, 2021	As of March 31, 2020
Summarized Balance Sheet Data:
Assets
Current assets	$24,703	$16,776
Non current assets	23,089	16,125
	$47,792	$32,901
Liabilities and Stockholders' Equity
Current liabilities	$16,854	$9,064
Non current liabilities	1,467	1,412
Stockholder's equity	29,471	22,425
	$47,792	$32,901

Note 14. Income Taxes

Income (loss) before provision for income taxes on the accompanying statements of operations and comprehensive loss included the following components (in thousands):

	Years Ended June 30,
	2021	2020	2019
Domestic	$(8,448)	$(1,811)	$(23,799)
Foreign	3,889	7,501	9,455
Total worldwide	$(4,559)	$5,690	$(14,344)

The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	17	15	32
Foreign	1,849	1,495	2,140
Total current	$1,866	$1,510	$2,172
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(114)	353	(86)
Total deferred	(114)	353	(86)
Total provision for income taxes	$1,752	$1,863	$2,086

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Years Ended June 30,
	2021	2020	2019
U.S. federal taxes (benefit):
At federal statutory rate	$(958)	$1,195	$(3,012)
State tax, net of federal benefit	17	15	32
Share-based compensation expense	879	810	1,128
Debt extinguishment	898	—	—
Other non-deductible permanent items	155	418	486
R&D credits	(1,278)	(635)	(877)
Foreign taxes	918	273	(38)
Other	(57)	(69)	58
Global Intangible Low-Taxed Income	243	1,185	1,924
Change in valuation allowance	935	(1,329)	2,385
Total	$1,752	$1,863	$2,086

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	June 30,
	2021	2020
Deferred tax assets:
Federal and state net operating losses	$75,033	$75,615
Accrued expenses and reserves	6,597	4,972
Lease liability	4,258	5,366
Deferred revenue	5,093	5,038
R&D Credits	24,340	22,843
Share-based compensation expense	1,096	1,337
Capitalized research and development	2,088	2,683
Unicap	1,827	2,105
Fixed assets/intangibles	1,055	1,199
Section 163(j) interest	1,817	1,823
Other	1,082	1,290
Total deferred tax assets	124,286	124,271
Deferred tax liabilities:
Contract acquisition costs	(1,174)	(977)
Right of use assets	(3,533)	(4,508)
Debt	(5,612)	—
Total deferred tax liabilities	(10,319)	(5,485)
Valuation allowance	(113,476)	(118,300)
Net deferred tax assets	$491	$486

As of June 30, 2021, the Company had approximately $321.3 million and $132.2 million in federal and state net operating loss carryforwards, respectively. The federal and state carryforwards expire in varying amounts beginning in 2025 for federal and 2022 for state purposes.

In addition, as of June 30, 2021, the Company had federal and state research and development tax credits of approximately $24.6 million and $21.0 million, respectively. If not utilized, the federal research credits will begin to expire in 2022, the California research credits have no expiration date, and the other state research credits will begin to expire in 2022.

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

Based on the available objective evidence and history of losses, the Company has established a 100% valuation allowance against its combined domestic net assets because of uncertainty surrounding the realization of such deferred tax assets.

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

The Company continues to permanently re-invest its $46.3 million undistributed earnings of its foreign subsidiaries outside the U.S. Future repatriation of the Company's foreign earnings are subject to income tax withholdings. Any potential deferred tax liability would net with the Company’s valuation allowance.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended June 30,
	2021	2020	2019
Balance at beginning of year	$16,996	$16,280	$15,299
Tax positions related to current year:
Additions	1,433	954	934
Tax positions related to prior years:
Additions	786	286	580
Reductions	(450)	(524)	(533)
Balance at end of year	$18,765	$16,996	$16,280

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions with respect to legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The reduction in prior year’s tax positions primarily relates to lapses of applicable statutes of limitations. The Company anticipates that except for $0.02 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months. As of June 30, 2021, the amount of gross unrecognized tax benefits was $18.8 million of which $18.6 million would not affect income tax expense before consideration of any valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2021 and 2020, the Company had approximately $0.05 million and $0.04 million, respectively, of cumulative accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the United States federal, various states and foreign jurisdictions. Due to tax attributes being carried forward and utilized during open years, the statute of limitations remains open for the U.S. federal jurisdiction and domestic states for tax years from 2001 and forward. The statutes of limitation with respect to the foreign jurisdictions where the Company files income tax returns vary from jurisdiction to jurisdiction and range from 3 to 10 years, and the material foreign jurisdictions are France, Switzerland, and Japan.

The Company is also subject to examination of its income tax returns by the Internal Revenue Service (IRS) and other foreign tax authorities, and in some cases the Company has received additional tax assessments which have not been significant.

Note 15. Employee Benefit Plan

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax‑deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $1.1 million, $2.0 million and $2.1 million to the 401(k) Plan during the years ended June 30, 2021, 2020 and 2019, respectively.

Note 16. Defined Benefit Pension Obligation

The Company has established a defined benefit pension plan for its employees in its Switzerland subsidiary. The plan provides benefits to employees upon retirement, death or disability. The Company uses June 30 as the year‑end measurement date for this plan. The unfunded liability of $4.3 million was recognized in long‑term other liabilities in the accompanying balance sheet as of June 30, 2021. Actuarial gain of $0.8 million was recognized in other comprehensive loss in fiscal 2021.

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension plan (in thousands):

	June 30,
	2021	2020
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$18,426	$17,577
Service cost	1,766	2,003
Interest cost	38	62
Plan participants’ contributions	1,676	2,886
Plan amendment	25	975
Actuarial (gain)/loss	(807)	(615)
Foreign currency changes	281	545
Benefit and expense payments	(2,700)	(5,007)
Benefit obligation—end of fiscal year	$18,705	$18,426
Change in plan assets:
Plan assets—beginning of fiscal year	$13,958	$14,228
Employer contributions	1,117	1,327
Actual return on plan assets	199	112
Plan participants’ contributions	1,676	2,885
Foreign currency changes	169	413
Benefit and expense payments	(2,700)	(5,007)
Plan assets—end of fiscal year	$14,419	$13,958
Funded status	$(4,286)	$(4,468)
Amounts recognized within the consolidated balance sheets:
Assets	$—	$—
Long-term other liabilities	(4,286)	(4,468)
Net amount recognized	$(4,286)	$(4,468)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plan (in thousands):

	June 30,
	2021	2020
Net loss	$(1,236)	$(1,000)
Total recognized in other comprehensive income (loss)	872	(236)
Accumulated other comprehensive loss	$(364)	$(1,236)

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this defined benefit pension plan where accumulated benefit obligation exceeded the fair value of plan assets (in thousands):

	June 30,
	2021	2020
Projected benefit obligation	$18,705	$18,426
Accumulated benefit obligation	$16,891	$16,175
Fair value of plan assets	$14,419	$13,958

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive loss, before tax, related to the Company’s defined benefit pension plan (in thousands):

	Year ended June 30,
	2021	2020	2019
Net Periodic Benefit Costs:
Service cost	$1,766	$2,003	$1,865
Interest cost	38	62	128
Expected returns on assets	(142)	(151)	(170)
Amortization of prior service cost	54	(2)	(55)
Amortization of net loss	—	—	—
Settlement charges	—	178	—
Net periodic benefit costs	1,716	2,090	1,768
Other Amounts Recognized in Other Comprehensive Loss:
Net (gain) loss arising during the year	(850)	(593)	801
Prior service cost	(54)	2	—
Amortization of prior service cost	24	1,005	55
Amortization of net gain	—	—	—
Effect of settlement	8	(178)	—
Total recognized in other comprehensive (gain) loss	(872)	236	856
Total recognized in net periodic benefit costs and other comprehensive loss	$844	$2,326	$2,624

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2021 related to the Company’s defined benefit pension plan are as follows (in thousands):

2022
Net loss	$(188)
Prior service credit	479
Accumulated other comprehensive loss	$291

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long‑term return on assets for the Company’s defined benefit pension plan were as follows:

	Fiscal Years
	2021	2020	2019
Net Periodic Benefit Costs:
Discount rate	0.40%	0.25%	0.45%
Rate of compensation increase	1.50%	1.50%	1.50%
Expected long-term return on assets	1.00%	1.00%	1.20%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plan were as follows:

	June 30,
	2021	2020
Benefit Obligation:
Discount rate	0.40%	0.25%
Rate of compensation increase	1.50%	1.50%

Estimated Contributions and Future Benefit Payments

The Company made contributions of approximately $1.1 million, $1.3 million and $1.4 million to the defined benefit pension plan during fiscal years 2021, 2020 and 2019 respectively. The Company expects total contributions to the defined benefit pension plan for fiscal year 2022 will be approximately $1.1 million.

Estimated future benefit payments expected to be paid by the defined benefit pension plan at June 30, 2021 are as follows (in thousands):

Year Ending June 30,	Future Benefits
2022	$891
2023	891
2024	889
2025	1,062
2026	903
Thereafter	6,280
Total	$10,916

Plan Assets

The plan assets are invested in insurance contracts with Copré Collective Foundation based in Lausanne, Switzerland at the end of fiscal years 2021 and 2020, respectively. In fiscal 2021, the risks of death and disability are reinsured with Zurich Life Insurance. The Copré Foundation for Occupational Benefits defines and is responsible for the asset strategy and invests the plan assets for the Company. In fiscal 2021 and 2020 the guaranteed interest rate for mandatory retirement savings was 1.00% for both years. The technical administration and management of the savings account are guaranteed by the Copré Foundation for Occupational Benefits. Insurance benefits due are paid directly to the entitled persons by the Copré Foundation for Occupational Benefits. Accuray International Sàrl has committed itself to pay the annual contributions and costs due under the pension fund regulations.

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

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

	Years ended June 30,
	2021	2020	2019
Americas	$105,878	$128,562	$135,683
Europe, Middle East, India and Africa	121,568	119,989	149,095
Asia Pacific, excluding Japan and China	26,425	31,297	44,136
Japan	62,636	72,688	70,214
China	79,782	30,392	19,657
Total	$396,289	$382,928	$418,785

Revenues attributed to a country or region is based on the shipping addresses of the Company’s customers. The following summarizes revenue by geographic region (in thousands):

Information regarding geographic areas in which the Company has long‑lived tangible assets is as follows (in thousands):

	June 30, 2021	June 30, 2020
Americas	$10,588	$12,807
Europe, Middle East, India and Africa	265	373
Asia Pacific, excluding Japan and China	170	126
Japan	701	1,183
China	608	860
Total	$12,332	$15,349

Note 18. Restructuring Charges

The Company incurred no restructuring charges for the year ended June 30, 2021.

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

Note 19. Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Note 20. Quarterly Financial Data (unaudited)

The following table provides the selected quarterly financial data for fiscal 2021 and 2020 (in thousands, except net income (loss) per share amounts:

	Quarters ended
	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Net revenue	$85,332	$97,456	$102,562	$110,936
Gross profit	$35,403	$40,831	$39,542	$43,731
Net Income (loss)	$402	$4,769	$(390)	$(11,092)
Net income (loss) per share - basic	$0.00	$0.05	$(0.00)	$(0.12)
Net income (loss) per share - diluted	$0.00	$0.05	$(0.00)	$(0.12)
Weighted average common shares used in computing net income (loss) per share:
Basic	91,194	92,025	93,123	91,613
Diluted	91,681	93,353	93,123	91,613

	Quarters ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Net revenue	$89,577	$98,826	$99,548	$94,977
Gross profit	$32,943	$37,900	$39,133	$39,745
Net income loss	$(9,356)	$10,710	$2,625	$(152)
Net loss per share—basic and diluted	$(0.11)	$0.12	$0.03	$(0.00)
Weighted average common shares used in computing net income (loss) per share:
Basic	88,772	89,517	90,476	90,748
Diluted	88,772	90,279	90,855	90,748

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act) as of June 30, 2021.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2021.

The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

(c)	Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Accuray Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Accuray Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2021, and our report dated August 17, 2021 expressed an unqualified opinion on those financial statements.

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

August 17, 2021

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information in our 2021 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal One—Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.

In addition, the information in our 2021 Proxy Statement regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading “Corporate Governance and Board of Directors Matters” is incorporated herein by reference.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Item 11.  EXECUTIVE COMPENSATION

The information in our 2021 Proxy Statement appearing under the headings “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Non‑Employee Directors” and “Corporate Governance and Board of Directors Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2021 Proxy Statement appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2021 Proxy Statement appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and Board of Directors Matters—Director Independence” is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our 2021 Proxy Statement appearing under the headings “Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non‑Audit Services” and “Proposal
Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre‑Approval Policies and Procedures” is incorporated herein by reference.

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

3	Exhibits

The following exhibits are incorporated by reference or filed herewith.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filer (ARAY/ TOMO)	Form	File No.	Exhibit	Filing Date	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	ARAY	8‑K	001‑33301	3.1	02/06/2013

3.2	Amended and Restated Bylaws of Registrant.	ARAY	8‑K	001‑33301	3.1	03/23/2015
4.1	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of February 13, 2013.	ARAY	10‑Q	001‑33301	4.1	05/09/2013
4.2	Indenture by and between Registrant and the Bank of New York Mellon Trust Company, N.A., dated as of April 24, 2014.	ARAY	8‑K	001‑33301	4.1	04/25/2014
4.3	Indenture between Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of August 7, 2017.	ARAY	8-K	001-33301	4.1	08/08/2017
4.4	Form of Common Stock Certificate.	ARAY	S‑1/A	333‑138622	4.3	02/05/2007
4.5	Form of 3.75% Convertible Senior Note due 2022 (included in Exhibit 4.3).	ARAY	8-K	001-33301	4.1	08/08/2017
4.6	First Supplemental Indenture, dated as of December 4, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	ARAY	8-K	001-33301	4.1	12/04/2017
4.7	Indenture, dated as of May 13, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee.	ARAY	8-K	001-33301	4.1	05/18/2021
4.8	Form of 3.75% Convertible Senior Note due 2026 (included in Exhibit 4.7)	ARAY	8-K	001-33301	4.1	5/18/2021
10.1	Industrial Complex Lease by and between Registrant and MP Caribbean, Inc., dated July 9, 2003, as amended by the First Amendment to Industrial Complex Lease effective as of December 9, 2004 and the Second Amendment to Industrial Complex Lease effective as of September 25, 2006.	ARAY	S‑1	333‑138622	10.1	11/13/2006
10.2	Third Amendment to Industrial Complex Lease dated January 16, 2007.	ARAY	10‑K	001‑33301	10.1(a)	09/04/2007
10.3	Fourth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated September 18, 2007.	ARAY	10‑Q	001‑33301	10.3	02/04/2010
10.4	Fifth Amendment to Industrial Complex Lease by and between the Registrant and BRCP Caribbean Portfolio, LLC, dated April 1, 2008.	ARAY	10‑Q	001‑33301	10.4	02/04/2010
10.5	Sixth Amendment to Industrial Complex Lease by and between the Registrant and I & G Caribbean, Inc., dated December 18, 2009.	ARAY	10‑Q	001‑33301	10.5	02/04/2010
10.6	Seventh Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated June 20, 2014.	ARAY	8‑K	001‑33301	10.1	06/24/2014

10.7	Eighth Amendment to Lease by and between the Registrant and DWF III Caribbean, LLC, dated October 31, 2014.	ARAY	10‑Q	011‑33301	10.1	02/06/2015
10.8	Ninth Amendment to Lease by and between Google LLC and Accuray Incorporated, dated March 4, 2019.	ARAY	10‑Q	011‑33301	10.1	05/09/2019
10.9	Accuray Incorporated 1998 Equity Incentive Plan and forms of agreements relating thereto.	ARAY	S‑1	333‑138622	10.4	11/13/2006
10.10*	Accuray Incorporated 2007 Incentive Award Plan.	ARAY	10‑K	001‑33301	10.8	09/19/2011
10.11*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.	ARAY	8‑K	001‑33301	99.2	09/02/2014
10.12*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	ARAY	8‑K	001‑33301	99.1	09/02/2014
10.13*	Form of Stock Option Grant Notice and Stock Option Agreement.	ARAY	8‑K	001‑33301	99.3	11/23/2011
10.14*	Form of Market Stock Unit Grant Notice and Award Agreement.	ARAY	8‑K	001‑33301	99.1	10/17/2012
10.15*	Accuray Incorporated Amended and Restated 2016 Equity Incentive Plan and forms of award agreements thereunder.						X
10.16*	Amended and Restated 2007 Employee Stock Purchase Plan.	ARAY	8-K	001-33301	10.2	11/25/2020
10.17*	Accuray Incorporated Performance Bonus Plan, as amended on September 22, 2016.	ARAY	DEF14A	001‑33301	Appendix C	10/07/2016
10.18*	Accuray Incorporated Company Bonus Plan.	ARAY	10‑Q	001‑33301	10.6	11/06/2018
10.19*	Stand-Alone Inducement Restricted Stock Unit Agreement between Registrant and Shigeyuki Hamamatsu, effective September 29, 2017.	ARAY	S-8	333-220698	99.1	09/28/2017
10.20*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Patrick Spine.	ARAY	S-8	333-224547	99.1	04/30/2018
10.21*	Form of Accuray Incorporated Stand-Alone Inducement Performance Unit Agreement for Patrick Spine.	ARAY	S-8	333-224547	99.2	04/30/2018
10.22*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Patrick Spine.	ARAY	S-8	333-224547	99.3	04/30/2018
10.23*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Suzanne Winter.	ARAY	S-8	333-234412	99.1	10/31/2019
10.24*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Suzanne Winter.	ARAY	S-8	333-234412	99.2	10/31/2019
10.25*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for Jim Dennison.	ARAY	S-8	333-251038	99.4	11/30/2021

10.26*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for Jim Dennison.	ARAY	S-8	333-251038	99.5	11/30/2021
10.27*	Form of Accuray Incorporated Stand-Alone Inducement Restricted Stock Unit Agreement for J.P. Pignol.	ARAY	S-8	333-255701	99.1	04/30/2021
10.28*	Form of Accuray Incorporated Stand-Alone Inducement Stock Option Agreement for J.P. Pignol.	ARAY	S-8	333-255701	99.2	04/30/2021
10.29*	TomoTherapy Incorporated 2000 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.1	06/17/2011
10.30*	TomoTherapy Incorporated 2002 Stock Option Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.2	06/17/2011
10.31*	TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended, and forms of option agreements thereunder.	ARAY	S‑8	333‑174952	99.3	06/17/2011
10.32*	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	ARAY	10‑Q	001‑33301	10.7	05/10/2011
10.33	Development and OEM Supply Agreement by and between TomoTherapy Incorporated and Analogic Corporation, dated January 27, 2003.	TOMO	S‑1/A	333‑140600	10.11	04/16/2007
10.34*	Amended and Restated Renewal Executive Employment Agreement by and between the Registrant and Joshua H. Levine, dated January 1, 2020.	ARAY	10‑Q	001‑33301	10.1	05/08/2020
10.35*	Executive Employment Agreement by and between Registrant and Shigeyuki Hamamatsu, dated January 1, 2021.	ARAY	10‑Q	001‑33301	10.1	02/01/2021
10.36*	Change in Control Agreement between Registrant and Shigeyuki Hamamatsu, dated September 21, 2017.	ARAY	10‑Q	001‑33301	10.4	11/03/2017
10.37*	Executive Employment Agreement by and Between Registrant and Patrick Spine, dated January 1, 2021.	ARAY	10-Q	001-33301	10.3	02/01/2021
10.38*	Executive Employment Agreement by and Between Registrant and Jesse Chew, dated January 1, 2021.	ARAY	10-Q	001-33301	10.4	02/01/2021

10.39*	Amended and Restated Executive Employment Agreement by and Between Registrant and Suzanne Winter, dated July 1, 2021.						X
10.40*	Executive Employment Agreement by and between Registrant and Michael Hoge, dated January 1, 2021.	ARAY	10-Q	001-33301	10.5	04/30/2021
10.41‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other lenders from time to time parties thereto, dated June 14, 2017.	ARAY	10-K	001-33301	10.37	08/25/2017
10.42	Form of Exchange/Repurchase Agreement between Registrant and each signatory thereto, dated July 27, 2017.	ARAY	8-K	001-33301	10.1	07/28/2017
10.43	Form of Subscription Agreement between Registrant and each signatory thereto, dated July 27, 2017.	ARAY	8-K	001-33301	10.2	07/28/2017
10.44‡	Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017.	ARAY	10-Q	001-33301	10.1	02/05/2018
10.45‡	Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time parties thereto, dated December 15, 2017.	ARAY	10-Q	001-33301	10.2	02/05/2018
10.46‡	Amendment No. 1 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as a lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.	ARAY	10-K	001-33301	10.47	08/24/2018

10.47‡	Amendment No. 2 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 12, 2018.	ARAY	10-K	001-33301	10.48	08/24/2018
10.48	Amendment No. 2 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated December 28, 2018.	ARAY	10-Q	001-33301	10.6	02/08/2019
10.49	Amendment No. 3 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding X Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated December 28, 2018.	ARAY	10-Q	001-33301	10.7	02/08/2019

10.50†

Amendment No. 3 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated May 30, 2019.

		ARAY	10-K	001-33301	10.51†	8/23/2019
10. 51†

Amendment No. 4 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated May 30, 2019.

		ARAY	10-K	001-33301	10. 52†	8/23/2019
10. 52†	Amendment No. 4 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated August 30, 2019.	ARAY	10-Q	001-33301	10.1	11/06/2019

10. 53†	Amendment No. 5 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated August 30, 2019.	ARAY	10-Q	001-33301	10.2	11/06/2019
10.54†	Amendment No. 5 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Financial Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 3, 2020.	ARAY	10-K	001-33301	10.52	8/25/20
10.55†	Amendment No. 6 to Credit and Security Agreement by and among the Registrant, TomoTherapy Incorporated, any additional borrowers that may be added thereto, MidCap Funding IV Trust, individually as lender and as agent, and the other financial institutions or other entities from time to time party thereto, dated July 3, 2020.	ARAY	10-K	001-33301	10.53	8/25/20
10.56†

Credit Agreement among the Registrant, as the Borrower, the several lenders from time to time party thereto, and Silicon Valley Bank, as administrative agent, lead arranger, issuing lender and swingline lender, dated as of May 6, 2021.

							X
10.57	Form of Exchange Agreement, dated as of May 6, 2021, between the Registrant and each signatory thereto.	ARAY	8-K	001-33301	10.1	05/12/2021
10.58	Form of Subscription Agreement, dated as of May 6, 2021, between the Registrant and each signatory thereto.	ARAY	8-K	001-33301	10.2	05/12/2021
21.1	List of subsidiaries.						X
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.						X
24.1	Power of Attorney (incorporated by reference to the signature page of this annual report on Form 10‑K).						X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.						X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.						X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to portions of this exhibit.
†	Certain portions of this exhibit have been omitted because they are both not material and would be competitively harmful if publicly disclosed.

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

Item 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sunnyvale, State of California, on the 17th day of August 2021.

ACCURAY INCORPORATED

By:	/s/ Joshua H. Levine Joshua H. Levine Chief Executive Officer
By:	/s/ Shig Hamamatsu Shig Hamamatsu Senior Vice President and Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following and on the dates indicated.

Signature	Title	Date

/s/ Joshua H. Levine Joshua H. Levine	Chief Executive Officer and Director (Principal Executive Officer)	August 17, 2021

/s/ Shig Hamamatsu Shig Hamamatsu	Chief Financial Officer (Principal and Accounting Financial Officer)	August 17, 2021

/s/ Joseph E. Whitters Joseph E. Whitters	Chairperson of the Board and Director	August 17, 2021

/s/ Elizabeth Dávila Elizabeth Dávila	Director	August 17, 2021

/s/ Byron C. Scott Byron C. Scott	Director	August 17, 2021

/s/ Beverly A. Huss Beverly A. Huss	Director	August 17, 2021

/s/ Richard R. Pettingill Richard R. Pettingill	Director	August 17, 2021

/s/ Anne B. Le Grand	Director	August 17, 2021
Anne B. Le Grand

/s/ James M. Hindman James M. Hindman	Director	August 17, 2021